Form 10-Q
period 1996-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 1996-08-09
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For Period Ended June 30, 1996


                                       OR

[  ]    Transition  Report  Pursuant  to  Section  13 or  15(d) of the
        Securities Exchange Act of 1934

For the Transition Period from ___________to__________

                         Commission file number 0-26850

                         First Defiance Financial Corp.
             (Exact name of registrant as specified in its charter)

           Ohio                                         34-1803915
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

601 Clinton Street, Defiance, Ohio                          43512
(Address or principal executive office)                   (Zip Code)

                                 (419) 782-5015
              Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes____ No____

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value -- 10,432,479 shares outstanding at August 2, 1996.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX


PART I.-FINANCIAL INFORMATION

 Item 1.          Consolidated Condensed Financial Statements (Unaudited):

                  Consolidated Condensed Statements of Financial
                     Condition - June 30, 1996
                     and December 31, 1995

                  Consolidated Condensed Statements of Income Three months ended
                     June 30, 1996 and 1995;
                     Six months ended June 30, 1996 and 1995
                  Consolidated Condensed Statement of Changes in
                     Stockholders' Equity - Six
                     months ended June 30, 1996

                  Consolidated Condensed Statements of Cash Flows
                     - Six months ended June 30, 1996 and 1995


                  Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.          OTHER INFORMATION:

 Item 1.          Legal Proceedings

 Item 2.          Changes in Securities

 Item 3.          Defaults upon Senior Securities

 Item 4.          Submission of Matters to a Vote of Security Holders

 Item 5.          Other Information
 Item 6.          Exhibits and Reports on Form 8-K

 Signatures

PART 1-FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                          FIRST DEFIANCE FINANCIAL CORP.

                        Consolidated Condensed Statements of Financial Condition
                                              (UNAUDITED)
                              (Amounts in Thousands, except for share data)

                                                                  June 30,  December 31,
                                                                    1996       1995
                                                                 --------   --------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions .............................   $  3,539   $  4,394
     Interest-bearing deposits ...............................      2,812      4,291
                                                                 --------   --------
                                                                    6,351      8,685
Securities:
     Available-for-sale, carried at fair value ...............     77,176     93,041
     Held-to-maturity, carried at amortized cost
         (approximate fair value $23,462 and $26,692
         at June 30, 1996 and December 31, 1995,
         respectively) .......................................     23,210     26,072
                                                                 --------   --------
                                                                  100,386    119,113
Loans:
     Loans held for sale (at lower of cost or fair value, cost
         is $3,833 at June 30, 1996, fair value is $3,806
         at December 31, 1995) ...............................      3,788      3,759
     Loans receivable, net ...................................    393,446    381,444
                                                                 --------   --------
                                                                  397,234    385,203
Accrued interest receivable ..................................      2,987      2,827
Federal Home Loan Bank stock .................................      2,930      2,830
Real estate, mobile homes and other
     assets held for sale ....................................        165        173
Office properties and equipment ..............................      8,798      6,285
Deferred federal income taxes ................................        532        222
Other assets .................................................      1,283        212
                                                                 --------   --------

                                                                 $520,666   $525,550
                                                                 ========   ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                  (Amounts in Thousands, except for share data)

                                                          June 30,  December 31,
                                                            1996        1995
                                                         ---------    ---------
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Deposits .............................................   $ 384,604    $ 381,779
Advances from Federal Home Loan Bank .................       5,945        6,842
Other liabilities ....................................       3,512        3,423
                                                         ---------    ---------
Total liabilities ....................................     394,061      392,044

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued ..........................................        --           --
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 10,432,479 and
     10,976,615 shares outstanding at June 30, 1996
     and December 31, 1995, respectively .............         104          110
Additional paid-in capital ...........................      79,967       83,458
Stock acquired by ESOP ...............................      (5,418)      (5,703)
Stock acquired by Management
     Recognition Plan ................................      (2,720)         (97)
Net unrealized losses on available-for-sale
     securities, net of income taxes
     of $309 and $78 at June 30,
     1996 and December 31, 1995, respectively ........        (598)        (152)
Retained earnings - substantially restricted .........      55,270       55,890
                                                         ---------    ---------
Total stockholders' equity ...........................     126,605      133,506
                                                         ---------    ---------

Total liabilities and stockholders' equity ...........   $ 520,666    $ 525,550
                                                         =========    =========

See accompanying notes

                                             FIRST DEFIANCE FINANCIAL CORP.

                                    Consolidated Condensed Statements of Income
                                                  (UNAUDITED)
                                   (Amounts in Thousands, except per share data)

                                                                            Three Months Ended                  Six Months Ended
                                                                                 June 30                            June 30
                                                                       -------------------------           -------------------------
                                                                         1996              1995              1996              1995
                                                                       -------           -------           -------           -------
Interest income:
      Loans ................................................           $ 8,568           $ 7,858           $16,999           $15,492
      Securities ...........................................             1,636             1,473             3,366             2,931
      Interest-bearing deposits ............................                50                45               125                95
                                                                       -------           -------           -------           -------
Total interest income ......................................            10,254             9,376            20,490            18,518

Interest expense:
     Deposits ..............................................             4,659             4,689             9,438             9,017
     Federal Home Loan Bank
       advances and other borrowings .......................               119               365               235               737
                                                                       -------           -------           -------           -------
Total interest expense .....................................             4,778             5,054             9,673             9,754
                                                                       -------           -------           -------           -------

Net interest income ........................................             5,476             4,322            10,817             8,764
Provision for loan losses ..................................               181               107               344               187
                                                                       -------           -------           -------           -------

Net interest income after provision
     for loan losses .......................................             5,295             4,215            10,473             8,577

Non-interest expense .......................................             3,113             2,590             6,314             5,170
Non-interest income ........................................               284               234               593               389
                                                                       -------           -------           -------           -------
Income before income federal taxes .........................             2,466             1,859             4,752             3,796
Federal income taxes .......................................               791               630             1,542             1,290
                                                                       -------           -------           -------           -------

Net income .................................................           $ 1,675           $ 1,229           $ 3,210           $ 2,506
                                                                       =======           =======           =======           =======

Earnings per share (Note 4) ................................           $   .16           $   .12           $   .31           $   .24
                                                                       =======           =======           =======           =======
Dividends declared per share (Note 5) ......................           $   .07           $   .07           $   .14           $   .14
                                                                       =======           =======           =======           =======

Average number of shares
     outstanding (Notes 4 and 5) ...........................            10,257            10,394            10,381            10,364
                                                                       =======           =======           =======           =======

See accompanying notes

                              FIRST DEFIANCE FINANCIAL CORP.
            Consolidated Condensed Statement of Changes in Stockholders' Equity
                                       (UNAUDITED)
                                 (Amounts in Thousands)

                                                                                                Stock Acquired By
                                                                         Additional                       Management
                                                         Common            Paid-in                       Recognition
                                                         Stock            Capital           ESOP            Plan
                                                         -----          ----------          ----         -----------
Balance at December 31, 1995                              $110               $83,458       $(5,703)         $   (97)

Net income

ESOP shares released                                                              58           285

Change in unrealized gains (losses) net
          of income taxes of $231

Contribution to Management Recognition
          Plan for purchase of common stock                                                                  (2,817)
Amortization of deferred compensation
          of Management Recognition Plan                                                                        194

Stock issued under Option Plan                                                    22

Purchase of common stock for
          treasury                                           (6)              (3,571)

Dividends declared (Note 4)


Balance at June 30, 1996                               $   104               $79,967       $(5,418)         $(2,720)
                                                       =======               =======       =======          =======


Shares outstanding                                     110,432
                                                       =======

See accompanying notes.


                                         FIRST DEFIANCE FINANCIAL CORP.
                        Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                    (UNAUDITED)
                                              (Amounts in Thousands)
                                                    (continued)

                                                         Net unrealized
                                                      gains (losses) on                                   Total
                                                        available-for-             Retained           Stockholders'
                                                        sale securities            Earnings               Equity
                                                        ----------------           --------             --------
Balance at December 31, 1995                                  $(152)               $ 55,890             $ 133,506

Net income                                                                            3,210                 3,210

ESOP shares released                                                                                          343

Change in unrealized gains (losses) net
          of income taxes of $231                              (446)                                         (446)

Contribution to Management Recognition
          Plan for purchase of common stock                                                                (2,817)

Amortization of deferred compensation
          of Management Recognition Plan                                                                      194

Stock issued under Option Plan                                                                                 22

Purchase of common stock for
          treasury                                                                   (2,427)               (6,004)

Dividends declared (Note 4)                                                          (1,403)               (1,403)
                         -                                                           ------                ------


Balance at June 30, 1996                                     $(598)                $ 55,270             $ 126,605
                                                              =====                 ========             =========


Shares outstanding

                         FIRST DEFIANCE FINANCIAL CORP.

                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                    Six Months
                                                                  Ended June 30,
                                                                 1996        1995
                                                             --------    --------
Operating Activities
Net income ...............................................   $  3,210    $  2,506
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses ...........................        344         187
     Provision for depreciation, amortization of premiums
              and accretion of discounts on securities ...        131         129
     Loss on sale or call of available-for-sale securities       --            75
     Amortization of Management Recognition Plan
              deferred compensation ......................        194         104
     Release of ESOP Shares ..............................        343          76
     Loss on disposal of office properties and equipment .         46           8
     Unrealized loss on loans held for sale ..............         18        --
     Deferred federal income tax credit ..................        (79)        (19)
     Increase in loans available for sale ................        (47)       --
     Increase in interest receivable and other assets ....     (1,231)     (1,117)
     Increase (decrease) in other liabilities ............        128         (32)
                                                             --------    --------
Net cash provided by operating activities ................      3,057       1,917

Investing activities
Proceeds from maturities of held-to-maturity securities ..      2,844       1,740
Proceeds from maturities of available-for-sale securities      15,897       2,125
Proceeds from sales of available-for-sale securities .....      9,750       2,922
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale ..........................        565         604
Purchases of available-for-sale securities ...............    (10,449)     (3,000)
Proceeds from sales of Federal Home Loan Bank stock ......       --           210
Purchases of Federal Home Loan Bank stock ................       (100)        (93)
Purchases of office properties and equipment .............     (2,682)       (729)
Net increase in loans receivable .........................    (12,903)    (12,319)
                                                             --------    --------
Net cash provided by (used in) investing activities ......     (2,922)     (8,540)

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                    Six Months
                                                                    Ended June
                                                                1996         1995
                                                             --------    --------
Financing Activities
Net increase in deposits .................................      2,825       2,859
Repayment of Federal Home Loan Bank long-term advances ...       (897)     (4,053)
Net decrease in Federal Home Loan Bank short-term advances       --         2,000
Purchase of common stock for treasury ....................     (6,004)       --
Cash dividends paid ......................................     (1,442)       (589)
Contribution to management recognition plan for purchase
      of common stock ....................................     (2,817)       --
Proceeds from exercise of stock options ..................         22           3
                                                             --------    --------
Net cash provided by (used in) financing activities ......     (8,313)        220
                                                             --------    --------
Decrease in cash and cash equivalents ....................     (2,334)     (6,403)
Cash and cash equivalents at beginning of period .........      8,685      10,111
                                                             --------    --------

Cash and cash equivalents at end of period ...............   $  6,351    $  3,708
                                                             ========    ========

Supplemental cash flow information:
Interest paid ............................................   $  9,809    $  9,751
                                                             ========    ========
Income taxes paid ........................................   $  1,488    $  1,367
                                                             ========    ========
Transfers from loans to real estate, mobile homes
     and other assets held for sale ......................   $    557    $    526
                                                             ========    ========

Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities .......   $    231    $    961
                                                             ========    ========

Noncash investing activities:
Increase in net unrealized loss on available-for-sale
     securities ..........................................   $   (446)   $ (2,826)
                                                             ========    ========

Noncash financing activities:
Cash dividends declared but not paid .....................   $    683    $    295
                                                             ========    ========
Repayment of ESOP obligation recorded as reduction
     of deferred compensation ............................   $   --      $    200
                                                             ========    ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

              Notes to Consolidated Condensed Financial Statements


1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance") and its wholly-owned savings and loan, First Federal Savings and Loan ("First Federal"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 1995 has been derived from the audited financial statements at that date.

     The accompanying consolidated condensed financial statements as of June 30, 1996 and for the six month periods ending June 30, 1996 and 1995 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's annual report for the year ended December 31, 1995. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

3.   Reorganization and Change of Corporate Form

     On September 29, 1995, First Federal and First Federal Mutual Holding Company ("the Mutual Holding Company") completed a second step conversion (the "Reorganization"). As part of the Reorganization, First Defiance was formed as a first-tier wholly owned subsidiary of First Federal. The Mutual Holding Company was converted to an interim Federal stock savings association and simultaneously merged with and into First Federal, at which point the Mutual Holding Company ceased to exist and three million shares or 59% of the outstanding First Federal common stock held by the Mutual Holding Company was cancelled. A second interim savings and loan association ("Interim") formed by First Defiance solely for the reorganization was then merged with and into First Federal. As a result of the merger of Interim into First Federal, First Federal became a wholly owned subsidiary of First Defiance. Pursuant to an exchange ratio of
     2.1590231 shares for each share of First Federal stock, which assured that the public shareholders of First Federal maintained their 41% ownership of First Defiance, the 2,184,500 outstanding shares of First Federal were exchanged for approximately 4,716,000 shares of First Defiance. Concurrent with the Reorganization, First Defiance sold 6,476,914 additional shares to Mutual Holding Company members, First Federal employees and the public at a price of $10 per share. Reorganization and stock offering costs of approximately $1,685,000 resulted in net proceeds of $63,085,000.

                         FIRST DEFIANCE FINANCIAL CORP.

                     Notes to Condensed Financial Statements


4.   Earnings Per Share

     Earnings per share has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the quarter and six month period ended June 30, 1996. The effect of shares issuable under stock options has been accounted for using the Treasury Stock method. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. All per share amounts and outstanding shares previously reported for First Federal have been adjusted to reflect the Reorganization using the exchange ratio of
     2.1590231 and adjusted for additional shares acquired by the ESOP.

4.   Dividends on Common Stock

     As of June 30, 1996, First Defiance had declared a quarterly cash dividend of $.07 per share for the second quarter of 1996, payable July 26, 1996.

5.   Adoption of New Accounting Pronouncements

     Effective January 1, 1996, First Defiance adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65." The statement requires that companies engaged in mortgage banking activities recognize mortgage servicing rights as an asset, which is amortized over the period of estimated net servicing income. As a result of the adoption of Statement No. 122, First Defiance has recorded mortgage servicing rights totalling $59,000. First Defiance does not recognize mortgage servicing rights as a separate asset until the related loans are sold.

     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement requires either: (a) recognition of compensation cost in earnings for stock-based compensation plans based upon their fair value; or (b) pro forma disclosures of what earnings and per share amounts would have been had the fair value method been used for expense recognition. First Defiance has elected to use the pro forma disclosure option. As provided in Statement No. 123, the disclosure provisions for companies electing pro forma disclosures are not required to be applied in interim reports which do not include a complete set of financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance Financial Corp. ("First Defiance") is a holding company which conducts business through its wholly owned subsidiary, First Federal Savings and Loan, Defiance, Ohio ("First Federal") which is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences primarily located in the five counties in which its offices are located and in contiguous Putnam County. Single family residential mortgage loans amounted to $236.7 million or 58.3% of First Defiance's total loan portfolio at June 30, 1996. To a lesser extent, First Defiance originates other real estate loans secured by non-residential real estate and construction loans, which amounted to $40.9 million or 10.1% of total loans at June 30, 1996. Approximately 31.6% or $128.5 million of First Federal's loan portfolio as of June 30, 1996 consisted of non-real estate loans including consumer finance loans, primarily automobile loans, which amounted to $56.4 million or 13.9% of the total loan portfolio, commercial loans, which amounted to $24.7 million or 6.1% of the total loan portfolio and mobile home loans which amounted to $24.8 million or 6.1% of the total loan portfolio.

In order to more effectively manage interest rate risk, First Defiance is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation ("Freddie Mac"). First Defiance sold loans during the first half of 1996 and realized a gain on sale of those loans of approximately $87,000. Loans with a 30-year maturity which meet the Freddie Mac underwriting guidelines are classified by management as available-for-sale. At June 30, 1996, First Defiance held $3.8 million of available-for-sale loans.

First Defiance also invests in U.S. Treasury and federal government agency obligations, money market mutual funds which are comprised of U.S. Treasury obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, and to a lesser extent, collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $23.2 million at June 30, 1996. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $77.2 million at June 30, 1996. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($47.0 million), money market mutual funds ($18.3 million) adjustable rate mortgage backed security mutual funds ($8.9 million) and CMOs and REMICs ($3.0 million). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $907,000 at June 30, 1996, $598,000 after considering the related deferred tax benefit. For the six months ended June 30, 1996, unrealized losses increased by $677,000 ($446,000 after tax).

The profitability of First Defiance is primarily dependent on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits and Federal Home Loan Bank advances. First Defiance's earnings also depend, to a lesser extent, on the provision for loan losses, the level of its other income (including servicing fees and other fees) and its non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expense, as well as federal income tax expense.

Changes in Financial Condition
At June 30, 1996, First Federal's total assets, deposits and stockholders' equity amounted to $520.7 million, $384.6 million and $126.6 million, respectively, compared to $525.6 million, $381.8 million and $133.5 million, respectively, at December 31, 1995. Total assets and stockholders' equity decreased because of the purchase of 548,992 shares of treasury stock for $6.0 million during May of 1996. Net loans receivable have increased from $385.2 million at December 31, 1995 to $397.2 million at June 30, 1996. This increase was funded primarily with maturing or redeemed securities. Securities decreased from $119.1 million at December 31, 1995 to $100.4 million at June 30, 1996.

Average Balances, Net Interest Income and Yields Earned and Rates Paid
The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. All average balances are based on month-end balances.

                                                         Three Months Ended June 30,
                                      ---------------------------------------------------------------
                                                   1996                              1995
                                      -----------------------------      ----------------------------
                                       Average              Yield          Average            Yield
                                       Balance    Interest  Rate(1)        Balance  Interest  Rate(1)
Interest-earning assets:
   Loans receivable                    $394,525     $8,568    8.69%       $361,815   $7,858    8.69%
   Securities                           109,797      1,686    6.14          97,461    1,518    6.23
   Dividends on FHLB stock                2,918         51    6.99           2,724       45    6.61
                                       --------     ------                --------   ------
   Total interest-earning assets        507,240     10,305    8.13         462,000    9,421    8.16
Non-interest-earning assets              16,956                             11,378
                                       --------                           --------
   Total assets                        $524,196                           $473,378
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $383,431     $4,659    4.86%       $377,045   $4,689    4.97%
   FHLB advances and other                6,918        119    6.88          21,641      365    6.73
                                       --------     ------                --------   ------
   Total interest-bearing liabilities   390,349      4,778    4.90         398,686    5,054    5.07
                                                    ------    ----                    ------   ----
Non-interest-bearing liabilities          4,002                              3,443
                                       --------                           --------
   Total liabilities                    394,351                            402,129
Stockholders' equity                    129,845                             71,249
                                       --------                           --------
   Total liabilities and stock-
      holders' equity                  $524,196                           $473,378
                                       ========                           ========
Net interest income; interest
   rate spread                                      $5,527    3.23%                  $4,367    3.09%
                                                    ======    =====                  ======    =====
Net interest margin (2)                                       4.35%                            3.78%
                                                              =====                            =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 130%                             116%
                                                               ====                             ====

(1)   Annualized
(2) Net interest margin is net interest divided by average interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

                                                          Six Months Ended June 30,
                                      ---------------------------------------------------------------
                                                   1996                              1995
                                      -----------------------------      ----------------------------
                                       Average              Yield          Average            Yield
                                       Balance    Interest  Rate(1)        Balance  Interest  Rate(1)
Interest-earning assets:
   Loans receivable                    $391,244    $16,999    8.69%       $359,179  $15,492     8.63%
   Securities                           114,109      3,491    6.12          97,819    3,026     6.19
   Dividends on FHLB stock                2,894        102    6.98           2,793       92     6.59
                                       --------     ------                --------   ------
   Total interest-earning assets        508,247     20,592    8.10         459,791   18,610     8.09
Non-interest-earning assets              16,150                             11,529
                                       --------                           --------
   Total assets                        $524,397                           $471,320
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $381,885     $9,438    4.94%       $375,634   $9,017     4.80%
   FHLB advances and other                6,860        235    6.85          22,069      737     6.68
                                       --------     ------                 -------   ------
   Total interest-bearing liabilities   388,745      9,673    4.98         397,703    9,754     4.91
                                                    ------   -----                   ------     -----
Non-interest-bearing liabilities          4,008                              3,404
                                       --------                           --------
   Total liabilities                    392,753                            401,107
Stockholders' equity                    131,644                             70,213
                                       --------                           --------
   Total liabilities and stock-
      holders' equity                  $524,397                           $471,320
                                       ========                           ========
Net interest income; interest
   rate spread                                     $10,919    3.12%                  $8,856     3.18%
                                                   =======    =====                  ======     =====
Net interest margin (2)                                       4.30%                             3.85%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 129%                              116%
                                                               ====                              ====

(1) Annualized
(2) Net interest margin is net interest divided by average interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations

Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995 Net interest income, the difference between revenue generated from interest earning assets and the interest cost of funding those assets, is First Defiance's primary source of earnings. For the three month period ending June 30, 1996, net interest income increased to $5,476,000 from $4,322,000 for the same period in 1995. First Defiance's interest rate spread (the difference between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the quarter was 3.23%, which was 14 basis points higher than the 1995 level of 3.09% for the same quarter.

The increase in net interest income was due primarily to the increase in the average interest-earning assets, to $507.2 million for the quarter ended June 30, 1996 compared to $462.0 million for the same period in 1995. That growth was due to the receipt of $63 million in proceeds from the stock offering completed on September 29, 1995. Average loans receivable increased to $394.5 million for the quarter ended June 30, 1996 from $361.8 million for the same period in 1995. The average yield on loans was 8.69% for both quarters ended June 30, 1996 and 1995. Average securities outstanding for the quarter ended June 30, 1996 were $109.8 million compared to $97.5 million for the same period in 1995 and the yield on those securities decreased slightly, to 6.14% for the three months ended June 30, 1996 compared to 6.23% for the three months ended June 30, 1995. Total interest income plus dividends on Federal Home Loan Bank stock was $10,305,000 for the three months ended June 30, 1996, a 9.4% increase from the same period in 1995 when the total was $9,421,000.

Net interest income for the quarter ended June 30, 1996 was also improved by a $276,000 decrease in total interest expense, which was $4,778,000 for the three months ended June 30, 1996 compared to $5,054,000 for the three months ended June 30, 1995. A portion of the proceeds from the September 1995 stock offering was used to repay approximately $18 million of advances from the Federal Home Loan Bank. Average advances outstanding therefore declined from $21.6 million for the three months ended June 30, 1995 to $6.9 million for the three months ended June 30, 1996. Interest expense on those advances declined to $119,000 for the three months ended June 30, 1996 compared to $365,000 for the quarter ended June 30, 1995. Interest paid on deposits decreased slightly for the period, to $4,659,000 for the quarter ended June 30, 1996 from $4,689,000 for the quarter ended June 30, 1995. The decrease was primarily due to an 11 basis point decrease in interest rates, to 4.86% for the quarter ended June 30, 1996 compared to 4.97% for the same period in 1995. This decrease in rates was partially offset by increases in the average balance of deposits outstanding for the quarter, $383.4 million for the June 30, 1996 quarter compared to $377.0 million for the 1995 comparable period.

First Defiance's provision for loan losses was $181,000 for the quarter ended June 30, 1996 compared to $107,000 for the same period in 1995. Provisions for loan losses are charged to earnings to bring the total allowance to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectability of First Defiance's loan portfolio.

Due to the continued low level of non-performing assets, which were $960,000 at June 30, 1996 compared to $945,000 at December 31, 1995, management deemed its

June 30, 1996 allowance of $1.94 million to be appropriate. At June 30, 1996 First Defiance's allowance for loan losses amounted to 202.3% of non-performing assets and .48% of total loans compared to 223.2% and .47% at December 31, 1995. For the quarter, First Defiance charged off $171,000 of loans against its allowance and realized recoveries of $37,000 from loans previously charged off. During the same quarter in 1995, First Defiance charged off $73,000 in loans and realized recoveries of $11,000.

Total non-interest expense for the quarter ended June 30, 1996 was $3,113,000, compared to $2,590,000 for the quarter ended June 30, 1995, an increase of 20.4%. The most significant increases were in compensation and benefits, which increased by $265,000 or 21.0% from the quarter ended June 30, 1995 to the comparable period in 1996. That increase was due to an increase in ESOP expense due to the September, 1995 stock offering, additional personnel in the compliance and human resource areas, the staffing of the new Super K-Mart branch beginning in the second quarter of 1995, the opening of two loan origination offices in mid-1995, and increases in health insurance costs and in pension expense. Ohio franchise tax expense, which is based on beginning of year equity, increased $112,000 from the quarter ended June 30, 1995 to the quarter ended June 30, 1996. Also, data processing costs increased by $40,000 which resulted from an overall upgrading of equipment and software.

Non-interest income increased to $284,000 for the quarter ended June 30, 1996 from $234,000 for the same period in 1995. The increase was primarily due to a $40,000 increase in loan servicing fees and other charges, from $154,000 for the quarter ended June 30, 1995 to $194,000 for 1996.

As a result of the above factors, net income for the quarter ended June 30, 1996 increased to $1,675,000 ($.16 per share) from $1,229,000 ($.12 per share) for the quarter ended June 30, 1995

First Defiance's board of directors has declared a dividend of $.07 per common share as of June 30, 1996. The dividend amounted to $682,917 and was paid on July 26, 1996. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995

For the six month period ended June 30, 1996, net interest income increased to $10,817,000 from $8,764,000 for the same period in 1995. First Defiance's interest rate spread for the six month period was 3.12%, which was 6 basis points less than the 1995 level of 3.18% for the same period.

The increase in net interest income was due primarily to the increase in the average interest-earning assets, to $508.2 million for the six months ended June 30, 1996 compared to $459.8 million for the same period in 1995. That growth was due to the receipt of $63 million in proceeds from the stock offering completed on September 29, 1995. Average loans receivable increased to $391.2 million for the six months ended June 30, 1996 from $359.2 million for the same period in 1995. The average yield on loans was 8.69% for the six months ended June 30, 1996 and 8.63% for the comparable period in 1995. Average securities outstanding for the six months ended June 30, 1996 were $114.1 million compared to $97.8 million for the same period in 1995 and the yield on those securities decreased slightly, to 6.12% for the six months ended June 30, 1996 compared to 6.19% for the comparable period in 1995. Total interest income and dividends on Federal

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Home Loan Bank stock was  $20,592,000  for the six months ended June 30, 1996, a
10.7%   increase  from  the  same  period  in  1995  when  total  earnings  were
$18,610,000.

Interest expense for the six month period decreased slightly, from $9,754,000 for the six month period ended June 30, 1995 to $9,673,000 for the comparable period in 1996. Interest paid on deposits increased by $421,000, to $9,438,000 for the six months ended June 30, 1996 from $9,017,000 for the six months ended June 30, 1995. The increase was due to the increase in average balance and cost of funds for deposits outstanding from $375.6 million and 4.80%, respectively, for the six month period ended June 30, 1995 to $381.9 million and 4.94% for the six months ended June 30, 1996. The increase in interest paid on deposits was offset by the $502,000 decrease in interest expense on Federal Home Loan Bank advances, from $737,000 for the six months ended June 30, 1995 to $235,000 for the comparable period in 1996. The decrease in interest expense on FHLB advances resulted from the use of a portion of the funds from the September stock offering to repay approximately $18 million of advances from the Federal Home Loan Bank.

First Defiance's provision for loan losses was $344,000 for the six months ended June 30, 1996 compared to $187,000 for the same period in 1995. The increase was due to the growth in the loan portfolio and the continued change in loan mix between mortgage and consumer and commercial lending. First Defiance charged off $282,000 of loans against its reserve and realized recoveries of $64,000 from loans previously charged off. During the same period in 1995, First Defiance charged off $114,000 in loans and realized recoveries of $20,000.

Total non-interest expense for the six month period ended June 30, 1996 was $6.3 million, compared to $5.2 million for the same period in 1995, an increase of 22.1%. The most significant increases were in compensation and benefits, which increased by $504,000 or 19.7% from 1995 to 1996. That increase was due to enhancements in the Company's Employee Stock Ownership Plan and Management Recognition Plan as a result of the 1995 stock offering and staffing increases. Also, because of the additional equity generated by the stock offering, the Company's Ohio Franchise Tax increased by $235,000.

Non-interest income increased to $593,000 for the six months ended June 30, 1996 from $389,000 for the same period in 1995. The increase was due to the recognition of $87,000 in gains on the sale of loans to the secondary market and the recognition during 1995 of a $75,000 loss on the sale of marketable securities.

The Company has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 32.4% for the six months ended June 30, 1996 compared to 34.0% for the same period in 1995.

As a result of the above factors, net income for the six months ended June 30, 1996 increased to $3,210,000 ($.31 per share) from $2,506,000 ($.24 per share)
for the same period in 1995.

Through June 30, 1995, First Defiance has declared dividends totaling $.14 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources
First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity substantially exceeded applicable liquidity requirements throughout the three month period ended June 30, 1996.

First Defiance generated $3,057,000 of cash from operating activities during the first six months of 1996. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is lending, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, proceeds from the sale or maturity of securities, and borrowings from the Federal Home Loan Bank.

At June 30, 1996, First Defiance had $17.6 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $18.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. At that date, the total amount of certificates of deposit which are scheduled to mature by June 30, 1997 is $199.6 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati are available as an additional source of borrowings. At June 30, 1996 First Federal had no outstanding short-term advances from the FHLB.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at June 30, 1996 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

In August 1993 the OTS adopted final regulations which incorporate an interest rate risk ("IRR") component into the current risk-based capital requirement. The IRR component is a dollar amount to be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement. The IRR component will be equal to one-half of the difference between an institution's "measured exposure" and a "normal" level of exposure, in each case as measured in terms of the sensitivity of an institution's net portfolio value ("NPV") to changes in interest rates. The OTS will calculate changes in an institution's

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

NPV based on financial data submitted by the institution on a quarterly basis and guidance provided by the OTS. An institution's measured IRR is expressed as the change that occurs in its NPV as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to a lower NPV) divided by the estimated economic value (present value) of its assets. An institution with a "normal" level of interest rate risk is defined as one whose measured IRR is less than 2%, as estimated by the OTS model, and only institutions whose measured IRR exceeds 2% will be required to maintain an IRR component.

The Director of the OTS has delayed the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in OTS Thrift Bulletin 67. Had the IRR component been required as of June 30, 1996, risk based capital would have been reduced by $975,000 (the lowest of the three prior quarters' component). First Federal would still have exceeded the regulatory capital requirement by $79.9 million.

The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 1996.

                                                                                Risk-Based
                                              Tangible           Core         Capital (1)(2)
                                              Capital           Capital    (Dollars in Thousands)
                                              -------           -------    ----------------------
Regulatory capital                           $103,254          $103,254         $105,113
Minimum required regulatory
   capital                                      7,542            15,083           25,585
                                              -------           -------          -------
Excess regulatory capital                    $ 95,712          $ 88,171         $ 79,528
                                             ========          ========         ========
Regulatory capital as a
   percentage of assets (3)                      20.6%             20.6%            32.9%
Minimum capital required as
   a percentage                                   1.5               3.0              8.0
                                             --------          --------         -------
Excess regulatory capital as a
   percentage in excess of
   requirement                                   19.1%             17.6%            24.9%
                                             ========          ========         ========

(1) Does not reflect the interest-rate risk component in the risk-based capital requirement, discussed above.
(2)   Reflects fully phased-in deductions from total capital.
(3) Tangible and core capital are computed as a percentage of adjusted total assets of $502.2 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $319.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

The deposits of First Federal are currently insured by the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and, therefore, the FDIC has reduced the deposit insurance premium paid by commercial banks to as little as $2,000 annually. First Federal pays approximately $860,000 in annual SAIF premiums.

Legislation to, among other things, recapitalize the SAIF and address the resulting premium disparity had been included in various versions of the fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. If ultimately enacted as proposed, the legislation would have required savings institutions like First Federal to pay a one-time charge of $.85 to $.95 for every $100 of insured deposits to recapitalize the depleted SAIF. Based on total insured deposits of $380.9 million at March 31, 1995 (which was the anticipated measurement date for deposits), First Federal would have incurred a one-time charge of between $3.2 million to $3.6 million ($2.1 million to $2.4 million or $.20 to $.23 per share after tax). Management does not believe such a one-time charge, if incurred, would have a material adverse impact on First Federal's or First Defiance's overall financial condition.

The previously proposed legislation also contemplated the merger of the BIF and SAIF, and the required conversion of savings institutions like First Federal into commercial banks.

Absent a legislative solution to the premium disparity issue, management will explore other options, including migrating existing deposits out of SAIF. First Defiance cannot presently predict with any degree of certainty how the deposit insurance premium disparity issue will be resolved or the resulting consequences of any such resolution.

                         FIRST FEDERAL SAVINGS AND LOAN
                                 DEFIANCE, OHIO

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

          First Defiance is not engaged in any legal proceedings of a material nature at the present time.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          Not applicable.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                               First Defiance Financial Corp.
                                               (Registrant)


Date:  August 2, 1996                          By:  /s/ Don C. Van Brackel
       --------------                               -------------------------
                                                    Don C. Van Brackel
                                                    Chairman, President and
                                                    Chief Executive Officer


Date:  August 2, 1996                          By:  /s/ Marvin K. Rabe
       --------------                               ---------------------
                                                    Marvin K. Rabe
                                                    Senior Vice President, Chief
                                                    Financial Officer and
                                                    Treasurer