Form 10-Q
period 1996-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 1996-11-13
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For Period Ended September 30, 1996


                                       OR

[  ]    Transition  Report  Pursuant  to  Section  13 or  15(d) of the
        Securities Exchange Act of 1934

        For the Transition Period from ___________to__________

                         Commission file number 0-26850

                         First Defiance Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                         34-1803915
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

601 Clinton Street, Defiance, Ohio                          43512
--------------------------------------------------------------------------------
(Address or principal executive office)                   (Zip Code)

                                 (419) 782-5015
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date.

Common  Stock,  $.01 Par Value -- 9,911,935  shares  outstanding  at November 6,
1996.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX


PART I.-FINANCIAL INFORMATION

 Item 1.           Consolidated Condensed Financial Statements (Unaudited):

                   Consolidated Condensed Statements of Financial
                   Condition - September 30, 1996
                   and December 31, 1995

                   Consolidated Condensed Statements of Income Three months ended September 30, 1996 and 1995;
                   Nine months ended September 30, 1996 and 1995

                   Consolidated Condensed Statement of Changes in
                   Stockholders' Equity - Nine months ended
                   September 30, 1996

                   Consolidated Condensed Statements of Cash Flows
                   - Nine months ended September 30, 1996 and 1995


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

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                                                   FIRST DEFIANCE FINANCIAL CORP.

                                      Consolidated Condensed Statements of Financial Condition
                                                             (UNAUDITED)
                                            (Amounts in Thousands, except for share data)

                                                                                          September 30,       December 31,
                                                                                              1996                1995
                                                                                           --------             --------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions ...............................................           $  2,702             $  4,394
     Interest-bearing deposits .................................................              2,299                4,291
                                                                                           --------             --------
                                                                                              5,001                8,685
Securities:
     Available-for-sale, carried at fair value .................................             70,885               93,041
     Held-to-maturity, carried at amortized cost
         (approximate fair value $22,505 and $26,692
         at September 30, 1996 and December 31,
         1995, respectively) ...................................................             22,235               26,072
                                                                                           --------             --------
                                                                                             93,120              119,113
Loans:
     Loans held for sale (at lower of cost or fair value,
         approximate fair value $115 and $3,806 at
         September 30, 1996 and December 31, 1995, respectively) ...............                114                3,759
     Loans receivable, net .....................................................            407,919              381,444
                                                                                           --------             --------
                                                                                            408,033              385,203
Accrued interest receivable ....................................................              2,705                2,827
Federal Home Loan Bank stock ...................................................              2,981                2,830
Real estate, mobile homes and other
     assets held for sale ......................................................                217                  173
Office properties and equipment ................................................             10,326                6,285
Deferred federal income taxes ..................................................                628                  222
Other assets ...................................................................              1,236                  212
                                                                                           --------             --------

                                                                                           $524,247             $525,550
                                                                                           ========             ========

                                                      See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                  (Amounts in Thousands, except for share data)



                                                      September 30, December 31,
                                                          1996          1995
                                                       ---------      ---------
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Deposits .............................................   $ 380,760    $ 381,779
Advances from Federal Home Loan Bank .................      17,777        6,842
Other liabilities ....................................       5,102        3,423
                                                         ---------    ---------
Total liabilities ....................................     403,639      392,044

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued ..........................................        --           --
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 9,911,935 and
     10,976,615 shares outstanding at September 30,
     1996 and December 31, 1995, respectively ........          99          110
Additional paid-in capital ...........................      76,696       83,458
Stock acquired by ESOP ...............................      (5,255)      (5,703)
Stock acquired by Management
     Recognition Plan ................................      (2,449)         (97)
Net unrealized losses on available-for-sale
     securities, net of income taxes
     of $301 and $78 at September 30,
     1996 and December 31, 1995, respectively ........        (585)        (152)
Retained earnings - substantially restricted .........      52,102       55,890
                                                         ---------    ---------
Total stockholders' equity ...........................     120,608      133,506
                                                         ---------    ---------

Total liabilities and stockholders' equity ...........   $ 524,247    $ 525,550
                                                         =========    =========


See accompanying notes

                                   FIRST DEFIANCE FINANCIAL CORP.

                            Consolidated Condensed Statements of Income
                                            (UNAUDITED)
                           (Amounts in Thousands, except per share data)


                                                     Three Months Ended          Nine Months Ended
                                                        September 30               September 30
                                                       ---------------           --------------
                                                      1996        1995           1996        1995
                                                      ----        ----           ----        ----
Interest income:
      Loans                                        $  8,745     $ 8,144       $ 25,743    $ 23,636
      Securities                                      1,482       1,464          4,849       4,395
      Interest-bearing deposits                          36         132            161         227
                                                   --------     -------         ------      ------
Total interest income                                10,263       9,740         30,753      28,258

Interest expense:
     Deposits                                         4,605       4,998         14,043      14,016
     Federal Home Loan Bank
       advances and other borrowings                    177         408            412       1,145
                                                     ------     -------        -------  ----------
Total interest expense                                4,782       5,406         14,455      15,161
                                                     ------     -------       --------   ---------

Net interest income                                   5,481       4,334         16,298      13,097
Provision for loan losses                               264         246            608         432
                                                     ------     -------        -------    --------

Net interest income after provision
     for loan losses                                  5,217       4,088         15,690      12,665

SAIF special assessment (Note 7)                      2,416           -          2,416           -
Other non-interest expense                            3,502       2,618          9,815       7,788
Non-interest income                                     366         263            959         652
                                                   --------     -------        -------    --------
Income (loss) before income federal taxes              (380)      1,733          4,373       5,529
Federal income taxes (credit)                          (145)        585          1,397       1,875
                                                  ----------    -------        -------    --------

Net income (loss)                                   $  (235)    $ 1,148        $ 2,976    $  3,654
                                                    ========    =======        =======    ========

Earnings (loss) per share (Note 4)                 $   (.02)    $   .11        $   .29    $    .35
                                                   =========    =======        =======    ========
Dividends declared per share (Note 5)              $    .07     $   .07        $   .21    $    .21
                                                   ========     =======        =======    ========

Average number of shares
     outstanding (Notes 4 and 5)                      9,830       10,446         10,198      10,392
                                                   ========     ========       ========   =========

                                      See accompanying notes

                                                   FIRST DEFIANCE FINANCIAL CORP.

                                 Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                             (UNAUDITED)
                                                       (Amounts in Thousands)

                                                                                                           Stock Acquired By
                                                                                 Additional                          Management
                                                                Common            Paid-in                            Recognition
                                                                 Stock            Capital              ESOP             Plan
                                                                 -----            -------              ----             ----
Balance at December 31, 1995 ...........................      $    110           $ 83,458           $ (5,703)          $    (97)

Net Income

ESOP shares released ...................................                               92                448

Change in unrealized gains (losses)
    net of income taxes of $223

Contribution to Management Recognition
    Plan for purchase of common stock ..................                                                                 (2,817)

Amortization of deferred compensation
    of Management Recognition Plan .....................                                                                    465

Stock issued under Option Plan .........................                               27

Purchase of common stock for
    treasury ...........................................           (11)            (6,881)

Dividends declared (Note 5)
                                                              --------           --------           --------           --------
Balance at September 30, 1996 ..........................      $     99           $ 76,696           $ (5,255)          $ (2,449)
                                                              ========           ========           ========           ========


                                                       See accompanying notes

                                   FIRST DEFIANCE FINANCIAL CORP.

           Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                             (UNAUDITED)
                                       (Amounts in Thousands)

                                                   Net Unrealized
                                                      losses on                           Total
                                                   available-for-         Retained     Stockholders'
                                                   sale securities        Earnings        Equity
                                                   ---------------        --------        ------
Balance at December 31, 1995                             $(152)            $55,890       $133,506

Net Income                                                                   2,976          2,976

ESOP shares released                                                                          540

Change in unrealized gains (losses)
    net of income taxes of $223                           (433)                              (433)

Contribution to Management Recognition
    Plan for purchase of common stock                                                      (2,817)

Amortization of deferred compensation
    of Management Recognition Plan                                                            465

Stock issued under Option Plan                                                                 27

Purchase of common stock for
    treasury                                                                (4,714)       (11,606)

Dividends declared (Note 5)                                                  (2050)        (2,050)
                                                         -----             -------       --------
Balance at September 30, 1996                            $(585)            $52,102       $120,608
                                                         =====             =======       ========

                                       See accompanying notes

                            FIRST DEFIANCE FINANCIAL CORP.

                    Consolidated Condensed Statements of Cash Flows
                                      (UNAUDITED)
                                (Amounts in Thousands)

                                                                     Nine Months
                                                                 Ended September 30,
                                                               ----------------------
                                                                  1996          1995
                                                               --------      --------
Operating Activities
Net income ...............................................     $  2,976      $  3,654
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses ...........................          608           432
     Provision for depreciation, amortization of premiums
              and accretion of discounts on securities ...          192           198
     Loss on sale or call of available-for-sale securities         --              75
     Amortization of Management Recognition Plan
              deferred compensation ......................          465           135
     Release of ESOP Shares ..............................          540           154
     Loss on disposal of office properties and equipment .           46             8
     Deferred federal income tax credit ..................         (183)          (58)
     Decrease in loans available for sale ................        3,644          --
     Increase in interest receivable and other assets ....         (902)         (781)
     Increase in other liabilities .......................        1,754         1,327
                                                               --------      --------
Net cash provided by operating activities ................        9,140         5,144

Investing activities
Proceeds from maturities of held-to-maturity securities ..        3,814         2,925
Proceeds from maturities of available-for-sale securities        16,466         2,195
Proceeds from sales of available-for-sale securities .....       21,550         2,922
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale ..........................          881           805
Purchases of available-for-sale securities ...............      (16,500)       (3,000)
Proceeds from sales of Federal Home Loan Bank stock ......         --             210
Purchases of Federal Home Loan Bank stock ................         (151)         (138)
Purchases of office properties and equipment .............       (4,272)       (2,096)
Net increase in loans receivable .........................      (28,007)      (22,381)
                                                               --------      --------
Net cash used in investing activities ....................       (6,219)      (18,558)


                           FIRST DEFIANCE FINANCIAL CORP.
             Consolidated Condensed Statements of Cash Flows (Continued)
                                     (UNAUDITED)
                               (Amounts in Thousands)
                                                                Nine Months Ended
                                                                   September 30,
                                                                1996          1995
                                                                ----          ----
Financing Activities
Net proceeds from issuance of common stock .............         --          63,085
Loan to Employee Stock Option Plan .....................         --          (5,982)
Net increase (decrease) in deposits ....................       (1,019)        2,609
Repayment of Federal Home Loan Bank long-term advances .       (1,065)       (4,301)
Net increase (decrease) in Federal Home Loan Bank
     short-term advances ...............................       12,000       (11,000)
Purchase of common stock for treasury ..................      (11,606)         --
Cash dividends paid ....................................       (2,125)       (1,178)
Contribution to management recognition plan for purchase
      of common stock ..................................       (2,817)         --
Proceeds from exercise of stock options ................           27             3
                                                             --------      --------
Net cash provided by (used in) financing activities ....       (6,605)       43,236
                                                             --------      --------
Increase (Decrease) in cash and cash equivalents .......       (3,684)       29,822
Cash and cash equivalents at beginning of period .......        8,685        10,111
                                                             --------      --------

Cash and cash equivalents at end of period .............     $  5,001      $ 39,933
                                                             ========      ========
Supplemental cash flow information:
Interest paid ..........................................     $ 14,608      $ 15,078
                                                             ========      ========
Income taxes paid ......................................     $  2,181      $  1,912
                                                             ========      ========
Transfers from loans to real estate, mobile homes
     and other assets held for sale ....................     $    924      $    758
                                                             ========      ========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities .....     $    223      $    999
                                                             ========      ========
Noncash investing activities:
Increase in net unrealized loss on available-for-sale
     securities ........................................     $   (433)     $ (2,938)
                                                             ========      ========
Notes issued in acquisition of office properties .......     $   --        $    166
                                                             ========      ========
Noncash financing activities:
Cash dividends declared but not paid ...................     $    646      $   --
                                                             ========      ========
Repayment of ESOP obligation recorded as reduction
     of deferred compensation ..........................     $   --        $    200
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

     The  accompanying   consolidated   condensed  financial  statements  as  of
     September 30, 1996 and for the three and nine month periods ending September 30, 1996 and 1995 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's annual report for the year ended December 31, 1995. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

3.   Reorganization and Change of Corporate Form

     On September 29, 1995, First Federal and First Federal Mutual Holding Company ("the Mutual Holding Company") completed a second step conversion (the "Reorganization"). As part of the Reorganization, First Defiance was formed as a first-tier wholly owned subsidiary of First Federal. The Mutual Holding Company was converted to an interim Federal stock savings association and simultaneously merged with and into First Federal, at which point the Mutual Holding Company ceased to exist and three million shares or 59% of the outstanding First Federal common stock held by the Mutual Holding Company was canceled. A second interim savings and loan association ("Interim") formed by First Defiance solely for the reorganization was them merged with and into First Federal. As a result of the merger of Interim into First Federal, First Federal became a wholly owned subsidiary of First Defiance. Pursuant to an exchange ratio of 2.1590231 shares for each share of First Federal stock, which assured that the public shareholders of First Federal maintained their 41% ownership of First Defiance, the 2,184,500 outstanding shares of First Federal were exchanged for approximately 4,716,000 shares of First Defiance. Concurrent with the Reorganization, First Defiance sold 6,476,914 additional shares to Mutual Holding Company members, First Federal employees and the public at a price of $10 per share. Reorganization and stock offering costs of approximately $1,685,000 resulted in net proceeds of $63,085,000.

                         FIRST DEFIANCE FINANCIAL CORP.

4.   Earnings Per Share

     Earnings per share has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the quarter and nine month period ended September 30, 1996. The effect of shares issuable under stock options has been accounted for using the Treasury Stock method. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. All per share amounts and outstanding shares previously reported for First Federal have been adjusted to reflect the Reorganization using the exchange ratio of 2.1590231 and adjusted for additional shares acquired by the ESOP.

5.   Dividends on Common Stock

     As of September 30, 1996, First Defiance had declared a quarterly cash dividend of $.07 per share for the third quarter of 1996, payable October 25, 1996.

6.   Adoption of New Accounting Pronouncements

     Effective January 1, 1996, First Defiance adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65." The statement requires that companies engaged in mortgage banking activities recognize mortgage servicing rights as an asset, which is amortized over the period of estimated net servicing income. As a result of the adoption of Statement No. 122, First Defiance has recorded mortgage servicing rights totaling $108,000. First Defiance does not recognize mortgage servicing rights as a separate asset until the related loans are sold. FASB Statement No. 122 has been superceded by FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." However the provisions of Statement No. 125 will not materially impact the present accounting for mortgage servicing rights. FASB Statement No. 125 will be adopted in full on January 1, 1997.

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

                         FIRST DEFIANCE FINANCIAL CORP.

7.   SAIF Assessment

     The deposits of First Federal are currently insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. On September 30, 1996, legislation was enacted to recapitalize the SAIF to the mandated reserve ratio of 1.25% of insured deposits through a one-time special assessment on SAIF-insured deposits as of March 31, 1995. The special assessment amounted to approximately $4.5 billion in total for all SAIF insured institutions, or approximately $.65 for every $100 of assessable deposits. First Federal's assessment amounted to $2.5 million ($1.6 million, net of income tax benefit). As a result of the special assessment, it is anticipated that First Federal's deposit insurance premiums will decrease from the current rate of $0.23 per $100 of deposits to approximately $0.06 per $100 of deposits. Total annual premiums under the previous rates were approximately $860,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Defiance Financial Corp. ("First Defiance") is a holding company which conducts business through its wholly owned subsidiary, First Federal Savings and Loan, Defiance, Ohio ("First Federal") which is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences primarily located in the five counties in which its offices are located and in contiguous Putnam County. Single family residential mortgage loans amounted to $237.6 million or 58.2% of First Defiance's total loan portfolio at September 30, 1996. To a lesser extent, First Defiance originates other real estate loans secured by non-residential real estate and construction loans, which amounted to $43.0 million or 10.5% of total loans at September 30, 1996. Approximately 33.2% or $135.3 million of First Federal's loan portfolio as of September 30, 1996 consisted of non-real estate loans including consumer finance loans, primarily automobile loans, which amounted to $60.1 million or 14.7% of the total loan portfolio, commercial loans, which amounted to $25.9 million or 6.3% of the total loan portfolio and mobile home loans which amounted to $25.0 million or 6.1% of the total loan portfolio.

In order to more effectively manage interest rate risk, First Defiance is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation ("Freddie Mac"). First Defiance sold 160 loans during the nine months ended September 30, 1996 and realized a gain on sale of those loans of approximately $172,000. Loans with a 30-year maturity which meet the Freddie Mac underwriting guidelines are classified by management as available-for-sale. At September 30, 1996, First Defiance held $114,000 of available-for-sale loans.

First Defiance also invests in U.S. Treasury and federal government agency obligations, money market mutual funds which are comprised of U.S. Treasury obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, and to a lesser extent, collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity.
Held-to-maturity securities are stated at amortized cost and had a recorded value of $22.2 million at September 30, 1996. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $70.9 million at September 30, 1996. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($47.0 million), money market mutual funds ($4.0 million) adjustable rate mortgage backed security mutual funds ($11.7 million), mutual funds holding U.S. Government Securities ($5.7 million) and CMOs and REMICs ($2.4 million). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $886,000 at September 30, 1996, $585,000 after considering the related deferred tax benefit. For the nine months ended September 30, 1996, unrealized losses increased by $656,000 ($433,000 after tax).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

The profitability of First Defiance is primarily dependent on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits and Federal Home Loan Bank advances. First Defiance's earnings also depend, to a lesser extent, on the provision for loan losses, the level of its other income (including servicing fees and other fees) and its non-interest, expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expense, as well as federal income tax expense.

Changes in Financial Condition

At September 30, 1996, First Federal's total assets, deposits and stockholders' equity amounted to $524.2 million, $380.8 million and $120.6 million, respectively, compared to $525.6 million, $381.8 million and $133.5 million, respectively, at December 31, 1995. Net loans receivable have increased from $385.2 million at December 31, 1995 to $408.0 million at September 30, 1996. This increase was funded primarily with maturing or redeemed securities. Securities decreased from $119.1 million at December 31, 1995 to $93.1 million at September 30, 1996. Total stockholders' equity decreased because of the purchase of 521,623 and 548,992 shares of treasury stock for $5.6 and $6.0 million during September and May, 1996, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

                                                         Three Months Ended September 30,
                                                    1996                              1995
                                       -----------------------------       ----------------------------
                                       Average               Yield         Average              Yield
                                       Balance     Interest  Rate(1)       Balance   Interest   Rate(1)
                                       -------     --------  -------       -------   --------   -------
Interest-earning assets:
   Loans receivable                    $403,352     $8,745    8.67%        $371,331   $8,144     8.77%
   Securities                            98,618      1,518    6.16          101,402    1,596     6.30
   Dividends on FHLB stock                2,968         53    7.14            2,770       49     7.08
                                       --------     ------                 --------   ------
   Total interest-earning assets        504,938     10,316    8.17          475,503    9,789     8.23
Non-interest-earning assets              19,047                              12,903
                                       --------                            --------
   Total assets                        $523,985                            $488,406
                                       ========                            ========

Interest-bearing liabilities:
   Deposits                            $381,312     $4,605    4.83%        $385,773   $4,998     5.18%
   FHLB advances and other               12,237        177    5.79           24,864      408     6.56
                                      ---------     ------                 --------   ------
   Total interest-bearing liabilities   393,549      4,782    4.86          410,637    5,406     5.26
                                                    ------   ----                     ------     ----
Non-interest-bearing liabilities          4,537                               3,899
                                       --------                            --------
   Total liabilities                    398,086                             414,536
Stockholders' equity                    125,900                              73,870
                                       --------                            --------
   Total liabilities and stock-
      holders' equity                  $523,985                            $488,406
                                       ========                            ========
Net interest income; interest
   rate spread                                      $5,534    3.31%                   $4,383     2.97%
                                                    ======    =====                   ======     =====
Net interest margin (2)                                       4.38%                              3.69%
                                                              =====                              =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 128%                               116%
                                                               ====                               ====

(1)   Annualized
(2) Net interest margin is net interest divided by average interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

                                                          Nine Months Ended September 30,
                                                    1996                                   1995
                                      ------------------------------      ----------------------------------
                                       Average               Yield          Average                  Yield
                                       Balance    Interest   Rate(1)        Balance       Interest   Rate(1)
Interest-earning assets:
   Loans receivable                    $395,489    $25,743    8.68%       $363,307        $23,636     8.67%
   Securities                           109,003      5,010    6.13          99,316          4,622     6.21
   Dividends on FHLB stock                2,920        154    7.03           2,789            141     6.74
                                       --------     ------                --------        -------
   Total interest-earning assets        507,412     30,907    8.12         465,412         28,399     8.14
Non-interest-earning assets              17,193                             12,254
                                       --------                           --------
   Total assets                        $524,605                           $477,666
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $381,384    $14,043    4.91%       $379,398        $14,016     4.93%
   FHLB advances and other                9,102        412    6.04          23,145          1,145     6.60
                                       --------   --------                 -------        -------
   Total interest-bearing liabilities   390,486     14,455    4.94         402,543         15,161     5.02
                                                   -------   -----                        -------     -----
Non-interest-bearing liabilities          4,269                              3,682
                                       --------                           --------
   Total liabilities                    394,755                            406,225
Stockholders' equity                    129,850                             71,441
                                       --------                           --------
   Total liabilities and stock-
      holders' equity                  $524,605                           $477,666
                                       ========                           ========
Net interest income; interest
   rate spread                                     $16,452    3.18%                       $13,238     3.12%
                                                   =======    =====                       =======     =====
Net interest margin (2)                                       4.32%                                   3.79%
                                                              =====                                   =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 130%                                    116%
                                                               ====                                    ====

(1)   Annualized
(2) Net interest margin is net interest divided by average interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Results of Operations

Three Months Ended September 30, 1996 compared to Three Months Ended September 30, 1995

The  Company  incurred  a  special  one-time   assessment  of  $2.5  million  to
recapitalize the Savings Association Insurance Fund ("SAIF", see Note 7 to Financial Statements) during the three months ended September 30, 1996. Primarily as a result of the assessment, the Company had a loss for the quarter of $235,000 or $.02 per share compared to income of $1.1 million or $.11 per share during the same period of 1995. Without the special assessment, which amounted to $1.6 million or $.17 after tax, the Company would have had net income of $1.4 million or $.15 per share.

Net interest income, the difference between revenue generated from interest earning assets and the interest cost of funding those assets, is First Defiance's primary source of earnings. For the three month period ending September 30, 1996, net interest income increased to $5,481,000 from $4,334,000 for the same period in 1995. First Defiance's interest rate spread (the difference between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the quarter was 3.31%, which was 34 basis points higher than the 1995 level of 2.97% for the same quarter.

The increase in net interest income was due primarily to the increase in the average interest-earning assets, to $504.9 million for the quarter ended September 30, 1996 compared to $475.5 million for the same period in 1995. That growth was due to the receipt of $63 million in proceeds from the stock offering completed on September 29, 1995. Average loans receivable increased to $403.4 million for the quarter ended September 30, 1996 from $371.3 million for the same period in 1995. The average yield on loans was 8.67% for the quarter ended September 30, 1996 compared to 8.77% for the three months ended September 30, 1995. Average securities outstanding for the quarter ended September 30, 1996 were $98.6 million compared to $101.4 million for the same period in 1995 and the yield on those securities decreased slightly, to 6.1% for the three months ended September 30, 1996 compared to 6.30% for the three months ended September 30, 1995. Total interest income plus dividends on Federal Home Loan Bank stock was $10,316,000 for the three months ended September 30, 1996, a 5.4% increase from the same period in 1995 when the total was $9,789,000.

Net interest income for the quarter ended September 30, 1996 was also improved by a $624,000 decrease in total interest expense, which was $4,782,000 for the three months ended September 30, 1996 compared to $5,406,000 for the three months ended September 30, 1995. A portion of the proceeds from the September 1995 stock offering were used to repay approximately $18 million of advances from the Federal Home Loan Bank. Average advances outstanding therefore declined from $24.9 million for the three months ended September 30, 1995 to $12.2 million for the three months ended September 30, 1996. Interest expense on those advances declined to $177,000 for the three months ended September 30, 1996 compared to $408,000 for the quarter ended September 30, 1995. Interest paid on deposits decreased for the period, to $4,605,000 for the quarter ended September 30, 1996 from $4,998,000 for the quarter ended September 30, 1995. The decrease was due to a 35 basis point decrease in interest rates, to 4.83% for the quarter ended September 30, 1996 compared to 5.18% for the same period in 1995. Also contributing to the decrease in interest paid on deposits was the $4.5 decrease in the average balance of deposits outstanding for the quarter, $385.8 at September 30, 1995 to $381.3 at September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

First Defiance's provision for loan losses was $264,000 for the quarter ended September 30, 1996 compared to $246,000 for the same period in 1995. Provisions for loan losses are charged to earnings to bring the total allowance to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectability of First Defiance's loan portfolio.

Due to the continued low level of non-performing assets, which were $1.2 million at September 30, 1996 compared to $945,000 at December 31, 1995, management deemed its September 30, 1996 allowance of $2.0 million to be appropriate. At September 30, 1996 First Defiance's allowance for loan losses amounted to 168.5% of non-performing assets and .49% of total loans compared to 223.2% and .47% at December 31, 1995. For the quarter ended September 30, 1996, First Defiance charged off $220,000 of loans against its allowance and realized recoveries of $33,000 from loans previously charged off. During the same quarter in 1995, First Defiance charged off $135,000 in loans and realized recoveries of $8,000.

Total non-interest expense for the quarter ended September 30, 1996, excluding the $2.5 million special assessment, was $3.5 million, compared to $2.6 million for the quarter ended September 30, 1995, an increase of approximately $885,000. This increase was mainly the result of increases in compensation and benefits, which increased by $442,000 or 32.5% from the quarter ended September 30, 1995 to the comparable period in 1996. That increase was due to increases in ESOP and management recognition plan expense due to the September, 1995 stock offering, additional personnel in the compliance and human resource areas, and increases in health insurance costs and in pension expense. Ohio franchise tax expense, which is based on beginning of year equity, increased $124,000 from the quarter ended September 30, 1995 to the quarter ended September 30, 1996. Also, loan fees and expenses increased by $49,000, from $102,000 at September 30, 1995 to $150,000 at September 30, 1996, due to the increased loan production volume.

Non-interest income increased to $366,000 for the quarter ended September 30, 1996 from $263,000 for the same period in 1995. Most of the increase is due to gains on mortgage loans sold of $86,000 for the three months ended September 30, 1996. There were no loans sold during the comparable period in 1995.

First Defiance's board of directors declared a dividend of $.07 per common share as of September 30, 1996. The dividend amounted to $646,403 and was paid on October 11, 1996. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30, 1995

Net income for the nine month period ended September 30, 1996 was $3.0 million or $.29 per share compared to $3.7 million or $.35 per share during the same period in 1995. Without the $2.5 million SAIF assessment ($1.6 million or $.16 per share after tax), net income would have been $4.6 million or $.45 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

For the nine month period ended September 30, 1996, net interest income increased to $16,298,000 from $13,097,000 for the same period in 1995. First Defiance's interest rate spread for the nine month period was 3.18%, which exceeded the September 30, 1995 level of 3.12% by 6 basis points.

The increase in net interest income was due primarily to the increase in the average interest-earning assets, to $507.4 million for the nine months ended September 30, 1996 compared to $465.4 million for the same period in 1995. That growth was due to the receipt of $63 million in proceeds from the stock offering completed on September 29, 1995. Average loans receivable increased to $395.5 million for the nine months ended September 30, 1996 from $363.3 million for the same period in 1995. The average yield on loans was 8.68% for the nine months ended September 30, 1996 and 8.67% for the comparable period in 1995. Average securities outstanding for the nine months ended September 30, 1996 were $109.0 million compared to $99.3 million for the same period in 1995 and the yield on those securities decreased slightly, to 6.13% for the nine months ended September 30, 1996 compared to 6.21% for the comparable period in 1995. Total interest income and dividends on Federal Home Loan Bank stock was $30,907,000 for the nine months ended September 30, 1996, a 8.8% increase from the same period in 1995 when total earnings were $28,399,000.

Interest expense for the nine month period decreased slightly, from $15.2 million for the nine month period ended September 30, 1995 to $14.4 million for the comparable period in 1996. Most of the decrease resulted from a $733,000 decrease in interest expense on Federal Home Loan Bank advances, from $1,145,000 for the nine months ended September 30, 1995 to $412,000 for the comparable period in 1996. The decrease in interest expense on FHLB advances resulted from the use of a portion of the funds from the September stock offering to repay approximately $18 million of advances from the Federal Home Loan Bank. Interest paid on deposits was $14.0 million for both the nine months ended September 30, 1996 and for the nine months ended September 30, 1995. An increase in average balance outstanding was partially offset by a decrease in the cost of funds for deposits outstanding from $379.4 million and 4.93%, respectively, for the nine month period ended September 30, 1995 to $381.4 million and 4.91% for the nine months ended September 30, 1996.

First Defiance's provision for loan losses was $608,000 for the nine months ended September 30, 1996 compared to $432,000 for the same period in 1995. The increase was due to the growth in the loan portfolio and the continued change in loan mix between mortgage and consumer and commercial lending. First Defiance charged off $502,000 of loans against its reserve and realized recoveries of $97,000 from loans previously charged off. During the same period in 1995, First Defiance charged off $249,000 in loans and realized recoveries of $29,000.

Total non-interest expense for the nine month period ended September 30, 1996, excluding the special one time SAIF assessment charge, increased by approximately $2 million. The most significant increases were in compensation and benefits, which increased by $955,000 or 24.1% from 1995 to 1996. That increase was due to enhancements in the Company's Employee Stock Ownership Plan and Management Recognition Plan as a result of the 1995 stock offering and staffing increases. Also, because of the additional equity generated by the stock offering, the Company's Ohio Franchise Tax increased by $359,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Non-interest income increased to $959,000 for the nine months ended September 30, 1996 from $652,000 for the same period in 1995. The increase was due to the recognition of $172,000 in gains on the sale of loans to the secondary market and the recognition during 1995 of a $75,000 loss on the sale of marketable securities.

The Company has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 31.9% for the nine months ended September 30, 1996 compared to 33.9% for the same period in 1995.

Through September 30, 1996, First Defiance has declared dividends totaling $.21 per share.

Liquidity and Capital Resources

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity substantially exceeded applicable liquidity requirements throughout the three month period ended September 30, 1996.

First Defiance generated $9,140,000 of cash from operating activities during the first nine months of 1996. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is lending, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, proceeds from the sale or maturity of securities, and borrowings from the Federal Home Loan Bank.

At September 30, 1996, First Defiance had $12.9 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $20.6 million committed under existing consumer and commercial lines of credit and standby letters of credit. At that date, the total amount of certificates of deposit which are scheduled to mature by September 30, 1997 is $194.8 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati are available as an additional source of borrowings. At September 30, 1996 First Federal had $12 million in outstanding short-term advances from the FHLB.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at September 30, 1996 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

In August 1993 the OTS adopted final regulations which incorporate an interest rate risk ("IRR") component into the current risk-based capital requirement. The IRR component is a dollar amount to be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement. The IRR component will be equal to one-half of the difference between an institution's "measured exposure" and a "normal" level of exposure, in each case as measured in terms of the sensitivity of an institution's net portfolio value ("NPV") to changes in interest rates. The OTS will calculate changes in an institution's NPV based on financial data submitted by the institution on a quarterly basis and guidance provided by the OTS. An institution's measured IRR is expressed as the change that occurs in its NPV as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to a lower NPV) divided by the estimated economic value (present value) of its assets. An institution with a "normal" level of interest rate risk is defined as one whose measured IRR is less than 2%, as estimated by the OTS model, and only institutions whose measured IRR exceeds 2% will be required to maintain an IRR component.

The Director of the OTS has delayed the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in OTS Thrift Bulletin 67. Had the IRR component been required as of September 30, 1996, risk based capital would have been reduced by $975,000 (the lowest of the three prior quarters' component). First Federal would still have exceeded the regulatory capital requirement by $77.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 1996.

                                        Tangible         Core         Risk-Based
                                        Capital        Capital      Capital (1)(2)
                                     ----------      ----------      ----------
                                                  (Dollars in Thousands)
Regulatory capital .............     $  103,442      $  103,442      $  105,382
Minimum required regulatory
   capital .....................          7,692          15,383          26,516
                                     ----------      ----------      ----------
Excess regulatory capital ......     $   95,750      $   88,059      $   78,866
                                     ==========      ==========      ==========
Regulatory capital as a
   percentage of assets (3) ....           18.7%           18.7%           31.8%
Minimum capital required as
   a percentage ................            1.5             3.0             8.0
                                     ----------      ----------      ----------
Excess regulatory capital as a
   percentage in excess of
   requirement .................           17.2%           15.7%           23.8%
                                     ==========      ==========      ==========


(1) Does not reflect the interest-rate risk component in the risk-based capital requirement, discussed above.

(2) Reflects fully phased-in deductions from total capital.

(3) Tangible and core capital are computed as a percentage of adjusted total assets of $502.2 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $319.8 million.

The deposits of First Federal are currently insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance for commercial bank deposits. Both the SAIF and the BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. As a result of the BIF achieving fully funded status, the FDIC promulgated a regulation in November 1995, which reduced deposit premiums paid by BIF-insured banks in the lowest risk category from 27 basis points to zero (subject to an annual minimum of $2,000).

On September 30, 1996, legislation was enacted to recapitalize the SAIF through a one-time special assessment on SAIF-insured deposits as of March 31, 1995. The special assessment amounted to approximately $4.5 billion or approximately $.65 for every $100 of assessable deposits. First Federal's assessment amounted to $2.5 million ($1.6 million, net of income tax benefit). As a result of the special assessment, it is anticipated that First Federal's deposit insurance premiums will decrease from the current rate of $0.23 per $100 of deposits to approximately $0.06 per $100 of deposits. First Federal's annual premiums under the previous assessment schedule were approximately $860,000.

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

                                              First Defiance Financial Corp.
                                              (Registrant)


Date:  November 12, 1996                      By:   /s/ Don C. Van Brackel
                                              -------------------------
                                                    Don C. Van Brackel
                                                    Chairman, President and
                                                    Chief Executive Officer


Date:  November 12, 1996                      By:   /s/ Marvin K. Rabe
                                                  ---------------------
                                                    Marvin K. Rabe
                                                    Senior Vice President, Chief
                                                    Financial Officer and
                                                    Treasurer