Form 10-K
period 1996-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 1997-03-31
CIK 946647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number ________________

                         FIRST DEFIANCE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             OHIO                                       34-1803915
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


   601 Clinton Street, Defiance, Ohio                      43512
(Address of principal executive offices)                (Zip code)


        Registrants telephone number, including area code: (419) 782-5015

           Securities registered pursuant to Section 12(b) of the Act:
                                     (None)

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $0.01 Per Share
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 27, 1997, there were issued and outstanding 9,423,896 shares of the Registrants common stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of March 27, 1997 was approximately $130.8 million.

                      Documents Incorporated by References

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Registrants Annual Report to Stockholders for the fiscal year ended December31, 1996 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrants definitive proxy statement for its 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

================================================================================

                                     PART I

Item 1. Business

         First Defiance Financial Corp. (First Defiance or the Company) was organized in June, 1995 and on September 29, 1995 became the parent company of First Federal Savings and Loan, Defiance, Ohio (First Federal) when First Federal and First Federal Mutual Holding Company, which at the time owned 59% of the outstanding common stock of First Federal, completed a Conversion and Reorganization from the mutual holding company form of ownership to full stock ownership. In connection with the Conversion and Reorganization (the Reorganization) First Defiance completed a Subscription and Community Stock Offering (the Offering) in which it sold 6,476,914 shares of common stock (equivalent to the 59% ownership of First Federal Mutual Holding Company) for $10 per share. The outstanding public shares of common stock of First Federal were converted into common shares of First Defiance in a ratio of 2.1590231 shares for every one share of First Federal.

         First Federal had reorganized on June 19, 1993 from a mutual savings and loan association to a mutual holding company known as First Federal Mutual Holding Company (the Mutual Holding Company Reorganization). As part of the Mutual Holding Company Reorganization First Federal Mutual Holding Company organized a federally chartered stock savings and loan association (now First Federal) and transferred all of its assets and liabilities to First Federal in exchange for 3,000,000 shares of common stock which represented all of the outstanding shares of First Federal upon completion of the Mutual Holding Company Reorganization. Concurrent with the Mutual Holding Company Reorganization, First Federal sold 2,080,000 additional shares of common stock to members and employees of First Federal and to the public. On September 29, 1995, as part of the Reorganization, the 3,000,000 shares of First Federal held by the Mutual Holding Company were canceled and the shares held by the public were exchanged for shares of First Defiance in accordance with an exchange ratio which assured they would maintain their existing 41.0% ownership.

         The business of the Company and its subsidiaries will be discussed herein as activities of the Company (on a consolidated basis), and references to the Companys historical investment activities include the activities of First Federal prior to September29, 1995 unless otherwise noted.

         The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by First Federal and are not paid separate remuneration for such services. The Company reimburses First Federal for the use of First Federal personnel, pursuant to an expense sharing agreement between the Company and First Federal. First Federal provides the Company with office space and is reimbursed for the use of the space through the expense sharing agreement. At December 31, 1996, the Company had consolidated assets of $543.4 million, consolidated deposits of $382.5 million, and consolidated stockholders equity of $116.6 million. The Companys executive office is located at 601 Clinton St., Defiance, Ohio 43512 and its telephone number is (419) 782-5015.

First Federal Savings and Loan

         First Federal is a federally chartered stock savings and loan headquartered in Defiance, Ohio. It conducts operations through its main office, eight full service branch offices and two loan origination offices in Defiance, Fulton, Henry, Putnam and Williams Counties in northwest Ohio. First Federals deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). First Federal is a member of the Federal Home Loan Bank System.

         First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences (one-to-four-family units) primarily located in the five counties in which its offices are located and in contiguous Paulding County. First Federal also originates other real estate loans secured by nonresidential and multi-family residential real estate and construction loans. First Federal also holds a significant number of non real estate loans including commercial, home improvement and equity, consumer finance loans, primarily automobile loans, and mobile home loans. First Federal also invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions and mortgage-backed securities which are issued by federal agencies.

Lending Activities

         General. A savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See Regulation - Federal Regulation of Savings Associations. At December31, 1996, First Federals limit on loans-to-one borrower was $11.2 million and its five largest loans or groups of loans to one borrower, including related entities, aggregated $3.9 million, $3.4 million, $3.1 million, $2.6 million and $2.5 million. All of these loans or groups of loans were performing in accordance with their terms at December31, 1996.

         Loan Portfolio Composition. Loan volume continues to be strong. The net increase in net loans outstanding over the prior year was $33.9 million, $26.5 million, and $21.3 million in 1996, 1995 and 1994, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

         The following table sets forth the composition of the Companys loan portfolio by type of loan at the dates indicated.

                                                                                   December 31
                                         -------------------------------------------------------------------------------------------
                                                  1996                    1995                  1994                  1993
                                         -------------------------------------------------------------------------------------------
                                            Amount        %         Amount        %        Amount        %       Amount        %
                                         -------------------------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
Real estate:
   Single-family residential              $241,228       57.1%    $220,880       56.9%   $222,035       61.6%  $219,435       64.7%
   Multi-family residential                  9,175        2.2       16,929        4.4       7,577        2.1      5,745        1.7
   Non-residential real estate              21,348        5.0       19,780        5.1      19,888        5.5     18,596        5.5
   Construction                             11,412        2.7        8,200        2.1       6,858        1.9      6,954        2.1
                                         -------------------------------------------------------------------------------------------
Total real estate loans                    283,163       67.0      265,789       68.5     256,358       71.1    250,730       74.0

Non-real estate:
   Consumer finance                         74,019       17.5       61,810       15.9      52,491       14.6     41,041       12.1
   Commercial                               26,674        6.3       23,647        6.1      17,436        4.8     15,560        4.6
   Mobile home                              25,199        6.0       24,671        6.4      24,191        6.7     22,274        6.5
   Home equity and improvement              13,570        3.2       11,875        3.1      10,265        2.8      9,464        2.8
                                         -------------------------------------------------------------------------------------------
Total non-real estate loans                139,462       33.0      122,003       31.5     104,383       28.9     88,339       26.0
                                         -------------------------------------------------------------------------------------------
Total loans                                422,625      100.0%     387,792      100.0%    360,741      100.0%   339,069      100.0%
                                                        =====                   =====                  =====                 =====
Less:
   Loans in process                          4,474                   3,971                  3,440                 2,860
   Deferred loan origination fees              568                     559                    631                   883
   Allowance for loan losses                 2,217                   1,817                  1,733                 1,662
                                          --------                --------               --------              --------
Net loans                                 $415,366                $381,445               $354,937              $333,664
                                          ========                ========               ========              ========

                                         ----------------------
                                                  1992
                                         ----------------------
                                             Amount       %
                                         ----------------------
                                         (Dollars in thousands)
Real estate:
   Single-family residential              $215,666      65.9%
   Multi-family residential                  6,102       1.9
   Non-residential real estate              20,935       6.4
   Construction                              5,591       1.7
                                         ----------------------
Total real estate loans                    248,294      75.9

Non-real estate:
   Consumer finance                         33,473      10.2
   Commercial                               14,462       4.4
   Mobile home                              20,841       6.4
   Home equity and improvement              10,025       3.1
                                         ----------------------
Total non-real estate loans                 78,801      24.1
                                         ----------------------
Total loans                                327,095     100.0%
                                                       =====
Less:
   Loans in process                          2,919
   Deferred loan origination fees            1,082
   Allowance for loan losses                 1,185
                                          --------
Net loans                                 $321,909
                                          ========

         First Defiance also had $.6 million and $3.8 million in loans classified as available-for-sale at December31, 1996 and 1995, respectively. The fair value of such loans, which are all single-family residential mortgage loans, exceeded their carrying value by $5,000 and $64,000 as of December 31, 1996 and 1995, respectively.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in First Defiance's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                  Due 3-5     Due 5-10    Due 10-15    Due 15+
                           Due          Due        Years       Years        Years       Years
                          Before      Before       After       After        After       After
                         12/31/97    12/31/98    12/31/96     12/31/96    12/31/96    12/31/96      Total
                         ---------------------------------------------------------------------------------
                                                          (In Thousands)
Real estate              $21,206      $16,207     $47,612     $78,089      $53,298     $66,750    $283,162
Non-real estate:
   Commercial             14,174        5,045       6,429         785          241          --      26,674
   Home equity and
     improvement           6,627          686       1,405         741           81       4,030      13,570
   Mobile home             1,856        2,026       6,501       9,594        3,837       1,385      25,199
   Consumer finance       25,401       18,901      29,067         602           32          17      74,020
                         ---------------------------------------------------------------------------------
Total                    $69,264      $42,865     $91,014     $89,811      $57,489     $72,182    $422,625
                       ===================================================================================

         The schedule above does not reflect the actual life of the Company's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give First Defiance the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.

         The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, l996 which have fixed interest rates or which have floating or adjustable interest rates.

                                                                          Floating or
                                                            Fixed          Adjustable
                                                            Rates            Rates             Total
                                                      ------------------------------------------------------
                                                                         (In Thousands)
Real estate                                                 $191,446           $70,510         $261,956
Non-real estate:
   Commercial                                                  3,753             8,747           12,500
   Other                                                      74,574             4,331           78,905
                                                      ------------------------------------------------------
                                                            $269,773           $83,588         $353,361
                                                      =====================================================

         Originations, Purchases and Sales of Loans. The lending activities of First Defiance are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, developers, builders, and existing customers; newspapers and radio advertising; and walk-in customers.

         First Defiance's loan approval process is intended to assess the borrowers ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. A loan application is first reviewed by a loan officer of First Defiance and then, if the loan exceeds the loan officer's lending authority, the loan is submitted for approval to the appropriate Vice President of Lending. All loans greater than $200,000, all commercial loans and all employee loans are subject to the approval of the executive committee of the Board of Directors. Loans is excess of $500,000 require approval by the full Board of Directors.

         First Defiance offers adjustable rate loans in order to decrease the vulnerability of its operations to changes in interest rates. The demand for adjustable-rate loans in First Defiance's primary market area has been a function of several factors, including customer preference, the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         The general lowering of interest rates in 1996 has decreased the demand for adjustable rate loans. Adjustable rate loans represented 26.0% of First Federal's total originations of mortgage loans compared to 33.4% and 35.8% during the year ended December 31, 1995 and 1994, respectively. First Defiance continues to hold adjustable-rate securities in order to further reduce its interest-rate gap.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

         First Defiance originated substantially all of the loans in its portfolio. To better manage interest rate risk, First Defiance is an approved seller/servicer for the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company sold $13.3 million and $86,000 in loans during the years ended December 31, 1996 and 1995, respectively. First Defiance had identified $559,000 and $3.8 million in additional loans which were classified as held for sale as of December 31, 1996 and 1995, respectively. All loans with a 30-year maturity which meet the Freddie Mac underwriting guidelines are deemed available-for-sale. Management intends to retain servicing rights on any loans sold.

         The following table shows total loans originated, loan reductions, and the net increase in First Defiance's total loans during the periods indicated:

                                                     Year ended December 31

                                               1996          1995          1994
                                            ------------------------------------
                                                        (In thousands)
Loan originations:
One to four family residential              $ 70,494      $ 49,430      $ 42,188
Five or more family residential                1,414         2,564         2,313
Non-residential real estate                    5,006         4,065         7,964
Construction                                  15,936        13,133        11,457
Commercial                                    25,298        23,854        14,698
Mobile home                                    6,465         5,982         7,263
Home equity and improvement                    6,448         5,323         4,049
Consumer                                      53,698        42,700        41,918
                                            ------------------------------------
Total loans originated                       184,759       147,051       131,850

Loan reductions:
Loan pay-offs                                 87,879        73,869        70,984
Mortgage loans sold                           13,332            86          --
Periodic principal repayments                 48,715        46,045        39,194
                                            ------------------------------------
                                             149,926       120,000       110,178
                                            ------------------------------------
Net increase in total loans                 $ 34,833      $ 27,051      $ 21,672
                                            ====================================

Asset Quality

         First Defiances credit policy establishes guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to ensure sound credit decisions. First Defiances credit policies and review procedures are meant to minimize the risk and uncertainties inherent in lending. In following the policies and procedures, management must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur because of changing economic conditions.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1996, in dollar amount and as a percentage of First Defiances total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                        Non-residential and
                                 Single-family             multi-family                                       Home equity
                                  residential              residential               Mobile home            and improvement
                            --------------------------------------------------------------------------------------------------------
                              Amount     Percentage     Amount     Percentage    Amount     Percentage    Amount     Percentage
                            --------------------------------------------------------------------------------------------------------
                                                                                                          (Dollars in thousands)
Loans delinquent for:

   30-59 days                  $2,183        .52%         $725        .18%       $1,461         .35%          $58        .02%
   60-89 days                     524        .13           149        .03           408         .09            20         --
   90 days and over                89        .02            18         --           193         .05            --         --
                            --------------------------------------------------------------------------------------------------------
Total delinquent loans         $2,796        .67%         $892        .21%       $2,062         .49%          $78        .02%
                            ========================================================================================================
                                   Consumer
                                   finance                Commercial                   Total
                            -------------------------------------------------------------------------
                             Amount     Percentage    Amount     Percentage    Amount      Percentage
                            -------------------------------------------------------------------------
Loans delinquent for:

   30-59 days               $1,643         .39%        $  5           --%      $6,075       1.46%
   60-89 days                  462         .11           63         .02         1,626        .38
   90 days and over            111         .03            (          --           411        .10
                            -------------------------------------------------------------------------
Total delinquent loans      $2,216         .53%         $68         .02%       $8,112       1.94%
                            =========================================================================

         Non-Performing Assets. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. When a loan is placed on non-accruing status, total unpaid interest accrued to date is reserved. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that they will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is impaired, First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if collateral dependent. If the measure of the impaired loan is less than the recorded investment, First Defiance will recognize an impairment by creating a valuation allowance. This policy excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. During the fourth quarter of 1996 First Federal identified two commercial loans which were impaired in the amount of $1.6 million. Interest received and recorded in income during 1996 on impaired loans including interest received and recorded in income prior to such impaired loan designation amounted to $156,198. Unrecorded interest income on these and all non-performing loans in 1996 was $34,000. The average recorded investment in impaired loans during 1996 and 1995 was $1.45 million and $-0-, respectively. The total allowance for loan losses related to these loans was $804,000 on December 31, 1996.

         Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. In addition, First Defiance also repossesses other assets securing loans, consisting primarily of automobiles and mobile homes. When such property is acquired it is recorded at the lower of the restated loan balance, less any allowance for loss, or fair value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of property exceeds its estimated net realizable value.

         As of December 31, 1996, First Defiance's total non-performing loans amounted to $1,972,000, or .47% of total loans, compared to $772,000, or .20% of total loans, at December 31, 1995.

         The following table sets forth the amounts and categories of First Defiance's nonperforming assets and troubled debt restructurings at the dates indicated.

                                                                      December 31
                                                 1996        1995        1994         1993        1992
                                             --------------------------------------------------------------
                                                                (Dollars in thousands)
Non-performing loans:
   Single-family residential                  $     88        $263        $207      $    150     $    475
   Non-residential and multi-family
     residential real estate                        19           -          18           209          131
   Commercial                                    1,561         268         294           380            -
   Mobile home                                     193         130         163           135          234
   Home equity and improvement                       -           -           -             -           49
   Consumer finance                                111         111          16            41           73
                                             --------------------------------------------------------------
Total non-performing loans                       1,972         772         698           915          962

Real estate owned                                    -           1           3            29          218
Other repossessed assets                           267         172         164            71          130
                                             --------------------------------------------------------------
Total repossessed assets                           267         173         167           100          348
                                             --------------------------------------------------------------
Total non-performing assets                     $2,239        $945        $865        $1,015       $1,310
                                             ==============================================================

Troubled debt restructurings                 $       -        $437        $443       $   136      $   348
                                             ==============================================================

Total non-performing assets as a percentage
   of total assets                               .41%         .18%        .18%         .22%         .29%
                                             ==============================================================

Total non-performing loans and troubled
   debt restructurings as a percentage of
   total loans                                   .47%         .31%        .32%         .31%         .40%
                                             ==============================================================

Total non-performing assets and troubled
   debt restructurings as a percentage of
   total assets                                  .41%         .26%        .28%         .25%         .37%
                                             ==============================================================

Allowance for loan losses as a percent of
   total non-performing assets
                                               99.0%       192.3%      200.5%       164.0%        93.5%
                                             ==============================================================

         Allowance for Loan Losses. It is management's policy to maintain an allowance for loan losses based upon an assessment of prior loss experience, the volume and type of lending conducted by First Defiance, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

         At December 31, l996, First Defiance's allowance for loan losses amounted to $2.2 million compared to $1.8 million at December 31, 1995. As of December 31, l996, $837,000 constituted an allowance with respect to specific loans or assets held for sale.

         The following table sets forth the activity in First Defiance's allowance for loan losses during the periods indicated.

                                                                Year Ended December 31
                                                 1996        1995        1994         1993        1992
                                             --------------------------------------------------------------
                                                                (Dollars in thousands)
Allowance at beginning of period                 $1,817       $1,733      $1,662      $1,185       $1,988
Provisions                                        1,020          374         426         829        1,496
Charge-offs:
   Real estate:
     Single-family                                    -            -          19          63          316
     Nonresidential                                   -            -           -           -            8
                                             --------------------------------------------------------------
Total real estate                                     -            -          19          63          324
   Non-real estate:
     Consumer finance                               430          230         222         132          198
     Mobile home                                    334           91         159         121          128
     Commercial                                      12           23           1          86        1,694
                                             --------------------------------------------------------------
Total non-real estate                               776          344         382         339        2,020
                                             --------------------------------------------------------------
Total charge-offs                                   776          344         401         402        2,344

Recoveries:
   Consumer finance                                 152           51          46          50           39
   Commercial                                         4            -           -           -            6
   Assets held for sale                               -            3           -           -            -
                                             --------------------------------------------------------------
Total                                               156           54          46          50           45
                                             --------------------------------------------------------------
Allowance at end of period                       $2,217       $1,817      $1,733      $1,662       $1,185
                                             ==============================================================

Allowance for loan losses to total
   non-performing loans at end of period
                                                  112.4%       235.4%      248.3%      181.6%       123.2%
Allowance for loan losses to total loans at
   end of period                                    .53%         .47%        .48%        .49%         .36%

         The following table sets forth information concerning the allocation of First Defiance's allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "- Lending Activities - Loan Portfolio Composition."

                                                               December 31
                                         1996                      1995                      1994
                              ------------------------------------------------------------------------------
                                            Percent of                Percent of                Percent of
                                            total loans               total loans               total loans
                                 Amount     by category    Amount     by category    Amount     by category
                              ------------------------------------------------------------------------------

Real estate mortgage loans    $   307,041      67.0%    $   431,133      68.5%    $   376,358      71.1%
Other:
   Commercial business loans      866,185       6.3         687,122       6.1         775,085       4.8
   Mobile home loans              208,095       6.0         191,646       6.4         240,521       6.7
   Consumer and home equity
     and improvement loans        835,701      20.7         507,043      19.0         341,447      17.4
                              ------------------------------------------------------------------------------
                               $2,217,022     100.0%     $1,816,944     100.0%     $1,733,411     100.0%
                              ==============================================================================

Securities

         Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available for-sale securities are stated at fair value.

         First Defiance's securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. All securities transactions must be approved by the Investment Committee and reported to the Board of Directors.

         First Defiance's investment portfolio includes four CMO and REMIC issues totalling $2.3 million, all of which are fully amortizing securities, and four separate agencies securities totalling $8.6 million which have a step-up feature. All such investments are considered derivative securities. None of First Defiance's investments are considered to be high risk and management does not believe the risks associated with these investments to be significantly different from risks associated with other pass-through mortgage backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

         The amortized cost and fair value of securities at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. REMIC, collateralized mortgage obligations, FHLMC certificates, FNMA certificates, GNMA certificates, money market mutual funds and other mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                                              Contractually Maturing                                   Total
                   -------------------------------------------------------------------------------------------------
                             Weighted           Weighted            Weighted           Weighted
                    Under 1  Average    1 - 5    Average    6-10    Average   Over 10  Average
                     Year      Rate     Years     Rate     Years     Rate      Years     Rate    Amount     Yield
                   -------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
U.S. Government and
   federal agency
   obligations     $10,000      5.95% $34,762      5.82%   $    -      - %   $     -         - % $ 44,762    5.89%

Obligations of
   states and
   political           188      6.45      607      6.53       269      7.18      360       7.38    1,424     7.14
   subdivisions
Mortgage-backed
   securities        1,080      7.81    2,587      7.04     2,815      8.10   18,031       7.27   24,513     7.29
REMICs and CMOs          -         -        -         -         -        -     2,259       6.15    2,259     6.15
                   -------------------------------------------------------------------------------------------------
Total              $11,268            $37,956              $3,084            $20,650              72,958
                   =======            =======              ======            =======
Mutual funds and
   other                                                                                          30,986
Unrealized loss
   on securities
   available for
   sale                                                                                             (600)
                                                                                                ----------
Total                                                                                           $103,344
                                                                                                ==========

For additional information regarding First Defiance's investment portfolio refer to Note 3 to the financial statements.

Interest-Bearing Deposits

         First Defiance has interest-bearing deposits in the FHLB of Cincinnati amounting to $1.6 and $4.3 million at December 31, l996 and l995, respectively.

Sources of Funds

         General. Deposits are the primary source of First Defiance's funds for lending and other investment purposes. In addition to deposits, First Defiance derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the Federal Home Loan Bank may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

         Deposits. First Defiance's deposits are attracted principally from within First Defiance's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $55.6 million at December 31, l996. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Historically, First Defiance has not advertised for deposits outside its local market area or utilized the services of deposit brokers.

         The following table sets forth the maturities of First Defiance's certificates of deposit having principal amounts of $100,000 or more at December 31, 1996.

                                 Certificates of
                       deposit maturing in quarter ending:
--------------------------------------------------------------------------------

                                                           (In thousands)

March 31, 1997                                                $ 4,248
June 30, 1997                                                   5,249
September 30, 1997                                              2,650
December 31, 1997                                               2,702
After December 31, 1997                                         5,100
                                                              -------
Total certificates of deposit with balances of
 $100,000 or more                                             $19,949
                                                              =======

The following table details the deposit accrued interest payable as of December 31:

                                                             1996             1995
                                                       ----------------- ----------------
Checking and Money Market Accounts                         $ 49,502          $ 21,639
Passbook Accounts                                                 -             5,327
Certificates                                                166,811           247,209
                                                       ================= ================
                                                           $216,313          $274,175
                                                       ================= ================

For additional information regarding First Defiance's deposits see Note 8 to the financial statements.

           Borrowings. First Defiance may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. See "Regulation
- Federal Regulation of Savings Associations - Federal Home Loan Bank System."

           The following table sets forth certain information as to First Defiance's FHLB advances at the dates indicated.

                                                                          December 31
                                                            1996              1995             1994
                                                      -----------------------------------------------------
                                                                     (Dollars in thousands)
Long-term:
   FHLB advances                                          $  5,601            $6,842            $12,741
   Weighted average interest rate                             6.58%             6.70%              7.38%
Short-term:
   FHLB advances                                            35,220                 -             11,000
   Weighted average interest rate                             6.28%                -               7.00%

         The following table sets forth the maximum month-end balance and average balance of First Defiance's FHLB advances during the periods indicated.

                                                                     Year ended December 31
                                                            1996              1995             1994
                                                      -----------------------------------------------------
                                                                     (Dollars in thousands)
Long-term:
   Maximum balance                                          $  6,842           $12,641          $21,509
   Average balance                                             6,115             9,881           15,646
   Weighted average interest rate of FHLB advances
                                                                6.59%             7.28%            7.39%
Short-term:
   Maximum balance                                            35,220            18,000           11,000
   Average balance                                             8,310             8,154            4,231
   Weighted average interest rate of FHLB advances              5.59%             6.19%            5.09%

         $4.3 million of First Defiance's outstanding long-term FHLB advances were obtained in the first calendar quarter of 1992 as part of the Company's asset and liability management strategy and $1.3 million were obtained in the fourth quarter in 1995 as part of the FHLB's Affordable Housing Program. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $35.2 million in short-term advances outstanding at December 31, 1996 (none at December 31, 1995). First Defiance borrows funds under a variety of programs at FHLB. At December 31, 1996, $15 million was outstanding under First Defiance's REPO Advance line of credit. The total available under the REPO line is $30 million. Amounts are generally borrowed under the REPO line on an overnight basis. An additional $15 million was borrowed under the FHLB's Cash Management Advance (CMA) program at a variable rate. Amounts borrowed under the CMA program mature within 90 days. The $5.2 million of other advances are borrowed under the FHLB's short-term fixed or LIBOR based programs.

         Subsidiaries. The Company has two wholly-owned subsidiaries, First Federal and First Defiance Service Company ("First Defiance Service"). First Defiance was established to provide customers with certain uninsured financial service products through an affiliation with a third party vendor. Total fees collected in 1996 by First Defiance Service were less than $6,000.

         Employees. First Defiance had 124 full-time employees and 30 part-time employees at December 31, 1996. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

Competition

         First Defiance faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from commercial banks and credit unions located in northwestern Ohio, including many large financial institutions which have greater financial and marketing resources available to them. In addition, First Defiance has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of First Defiance to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

         First Defiance experiences strong competition for real estate loans principally from other savings associations, commercial banks, and mortgage banking companies. First Defiance competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

                                   REGULATION

General

         The Company, as the holding company of First Federal, is subject to regulation, examination and oversight by the OTS and is required to submit periodic reports to the OTS. As a savings association organized under the laws of the United States, First Federal is also subject to regulatory oversight by the OTS, and, because First Federal's deposits are insured by the FDIC, First Federal is also subject to examination and regulation by the FDIC. First Federal must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. First Federal is a member of the FHLB of Cincinnati.

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations, and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and First Federal may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which First Federal may engage. In addition, the Company might become subject to a different set of holding company regulations which may limit the activities in which the Company may engage and subject the Company to other additional regulatory requirements, including separate capital requirements. At this time, the Company cannot predict when or whether Congress may actually pass legislation regarding the Company's and First Federal's regulatory requirements or charter.

         Holding Company Regulation. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, the Company registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements, in addition to the reporting requirements of the Securities and Exchange Commission (the "SEC"). Congress is considering legislation which may require that the Company become or be treated as a bank holding company regulated by the FRB. Bank holding companies with more than $150 million in assets are subject to capital requirements similar to those imposed on First Federal and have more extensive interstate acquisition authority than savings and loan holding companies. They are also subject to more restrictive activity and investment limits than savings and loan holding companies. No assurances can be given that such legislation will be enacted, and the Company cannot be certain of the legislation's impact on its future operations until it is enacted.

         The Company is a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company, and such companies are the only financial institution holding companies which may engage in commercial, securities and insurance activities without limitation. Congress is considering, however, either limiting unitary savings and loan holding companies to the same activities as other financial institution holding companies or permitting certain bank holding companies to engage in commercial activities and expanded securities and insurance activities. The Company cannot predict if and in what form these proposals might become law. The broad latitude to engage in activities under current law can be restricted, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1996, First Federal met the QTL Test. See "Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution other than through a merger or other business combination with First Federal, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, the activities of the Company and any of its subsidiaries (other than First Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence, or shall continue after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business,
(iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

        Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. First Federal was in compliance with such restrictions at December 31, 1996.

        All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at December 31, 1996.


Ohio Corporation Law

        Merger Moratorium Statute. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

        After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

        An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted.
Neither the Company nor First Federal has opted out of the protection afforded by Chapter 1704.

        Control Share Acquisition. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that certain acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder. The Control Share
Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

        Takeover Bid Statute. Ohio law also contains a statute regulating takeover bids for any Ohio corporation, including savings and loan associations. Such statute provides that no offeror may make a takeover bid unless (i) at least 20 days prior thereto the offeror announces publicly the terms of the proposed takeover bid and files with the Ohio Division of Securities (the "Securities Division") and provides the target company with certain information in respect of the offeror, his ownership of the company's shares and his plans for the company, and (ii) within ten days following such filing either (a) no hearing is required by the Securities Division, (b) a hearing is requested by the target company within such time but the Securities Division finds no cause for hearing exists, or (c) a hearing is ordered and upon such hearing the Securities Division adjudicates that the offeror proposes to make full, fair and effective disclosure to offers of all information material to a decision to accept or reject the offer.

        The takeover bid statute also states that no offeror shall make a takeover bid if he owns 5% or more of the issued and outstanding equity securities of any class of the target company, any of which were purchased within one year before the proposed takeover bid, and the offeror, before making any such purchase, failed to announce his intention to gain control of the target company, or otherwise failed to make full and fair disclosure of such intention to the persons from whom he acquired such securities. The United States District Court for the Southern District of Ohio has determined that the Ohio takeover bid statute is preempted by federal regulation.

OTS Regulations

         General. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all savings associations the deposits of which are insured by the FDIC in the SAIF and all federally chartered savings institutions. The OTS issues regulations governing the operation of savings associations, regularly examines such institutions and imposes assessments on savings associations based on their asset size to cover the costs of this supervision and examination. It also promulgates regulations that prescribe the permissible investments and activities of federally chartered savings associations, including the type of lending that such associations may engage in and the investments in real estate, subsidiaries and securities they may make. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Federally chartered savings associations are subject to regulatory oversight by the OTS under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income areas and borrowers.

         Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. These requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for First Federal is equal to tangible capital) of 3% of adjusted total assets, and risk-based capital (which for First Federal consists of core capital and general valuation allowances) equal to 8% of risk-weighted assets. Assets and certain off balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

         The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. First Federal does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. First Federal exceeded all of its regulatory capital requirements at December 31, 1996.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component, and First Federal currently qualifies for such exemption. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

          The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. First Federal's capital at December 31, 1996, meets the standards for a well-capitalized association.

         Federal law prohibits an insured institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with the terms of an OTS-approved capital plan until the institution has been adequately capitalized on an average during each of four consecutive calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

         Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions according to ratings of associations based on their capital level and supervisory condition. Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         The first rating category is Tier 1, consisting of associations that, before and after the proposed capital distribution, meet their fully phased-in capital requirement. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of its net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. The second category, Tier 2, consists of associations that, before and after the proposed capital distribution, meet their current minimum, but not fully phased-in capital requirement. Associations in this category may make capital distributions up to 75% of their net income over the most recent four quarters. Tier 3 associations do not meet their current minimum capital requirement and must obtain OTS approval of any capital distribution. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be treated as a Tier 2 or a Tier 3 association.

         First Federal meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision. As a subsidiary of the Company, First Federal will also be required to give the OTS 30 days' notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         In December 1994, the OTS issued a proposal to amend the capital distribution limits. Under that proposal, an association not owned by a holding company and having a CAMEL examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if it remains adequately capitalized, as described above, after the distribution is made. Any other association seeking to make a capital distribution that would not cause the association to fall below the capital levels to qualify as adequately capitalized or better would have to provide notice to the OTS. Except under limited circumstances and with OTS approval, no capital distribution would be permitted if it would cause the association to become undercapitalized or worse.

         Liquidity. OTS regulations require that each savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each member institution to maintain an average daily balance of short-term liquid assets of 1% of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet these liquidity requirements. The eligible liquidity of First Federal, as computed under current regulations, at December 31, 1996, was approximately $59.9 million, or 14.3%, and exceeded the then applicable 5% liquidity requirement by approximately $38.9 million, or 9.3%.

         Qualified Thrift Lender Test. Savings associations are required to qualify as a qualified thrift lender ("QTL") in order to avoid certain regulatory restrictions. If a savings association fails to meet the QTL test, its holding company will be limited to the activities permitted for a multiple savings and loan holding company and its savings association subsidiary that fails to meet the QTL test will not be eligible for new FHLB advances. In order to be a QTL prior to September 30, 1996, a savings association was required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Effective September 30, 1996, as an alternative to the foregoing QTL test, a savings association may also qualify as a QTL if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. At December 31, 1996, First Federal met the QTL test.

         Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital. A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." At December 31, 1996, First Federal was in compliance with this lending limit.

FDIC Regulations

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the bank and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund.

         Depository institutions are generally prohibited from converting from one insurance fund to the other until the SAIF meets its designated reserve level, except with the prior approval of the FDIC in certain limited cases, provided applicable exit and entrance fees are paid. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium, as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during that period and certain other conditions are met.

         First Federal is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions against federally insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance each for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The reserves of the SAIF are below the level required by law because a significant portion of the assessments paid into the SAIF are used to pay the cost of prior thrift failures. The BIF has, however, met its required reserve level.

         The assessments paid by healthy savings associations exceeded those paid by healthy BIF members by approximately $.19 per $100 in deposits for 1995, and no BIF assessments were required of healthy commercial banks in 1996 except a $2,000 minimum fee. Legislation to recapitalize the SAIF and eliminate the significant premium disparity became effective September 30, 1996. The recapitalization plan provides for a special assessment equal to $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In addition, the cost of prior thrift failures will be shared by both the SAIF and the BIF, which will increase BIF assessments in 1997. SAIF assessments for healthy savings associations will be approximately $.064 per $100 in deposits in 1997 but can never be reduced below the level set for healthy BIF institutions.

         First Federal paid on November 27, 1996, an additional pre-tax assessment of approximately $2.5 million. Such payment was recorded as an expense and accounted for by First Federal as of September 30, 1996.

         The recapitalization plan also provides for the merger of the SAIF and the BIF effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, First Federal would have to convert to a different financial institution charter and would be regulated under federal law as a bank, including being subject to the more restrictive authority limitations imposed on national banks.

         In addition, the Company may become subject to more restrictive holding company requirements, including activity limits and capital requirements similar to those imposed on First Federal. The Company cannot predict the impact of the conversion of First Federal to, or the regulation of First Federal as, a bank until the legislation requiring such change is enacted.

FRB Regulations

         Reserve Requirements. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) of 3% of deposits in net transaction accounts for that portion of accounts in excess of $4.3 million up to $52 million, and to maintain reserves of 10% of deposits in net transaction accounts against that portion of total transaction accounts in excess of $52 million. These percentages are subject to adjustment by the FRB. At December 31, 1996, First Federal was in compliance with its reserve requirements.

Federal Home Loan Banks

         The FHLBs, under the regulatory oversight of the Federal Housing Financing Board, provide credit to their members in the form of advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $3.0 million at December 31, 1996.

         FHLB advances to members such as First Federal who meet the QTL test are generally limited to the lower of (i) 25% of the member's assets and (ii) 20 times the member's investment in FHLB stock. Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB of Cincinnati reviews and accepts proposals for subsidies under that program twice a year. First Federal has $1.3 million in advances outstanding at December 31, 1996 resulting form a 1995 participation in this program. These funds were used in accordance with the stipulations of the program.


                                    TAXATION

Federal Taxation

         The Company and First Federal are each subject to the federal tax laws and regulations which apply to corporations generally. Certain thrift institutions, including First Federal, were, however, prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or the reserve method of Section 593 of the Code under which a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or
(ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995 and 1994, First Federal used the percentage of taxable income method.

         Section  1616(a) of the Small  Business Job Protection Act repealed the
Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Any adjustment under Section 481(a) of the Code required to be recaptured with respect to such change generally will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less then its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

         A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property to acquire, construct, or improve the property.

         In addition to the regular income tax, the Company and First Federal are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, the Company and First Federal are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (excess to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1996, First Federal's pre-1988 reserves for tax purposes totaled approximately $9.5 million.

         The tax returns of First Federal have been audited or closed without audit through the tax year ended December 31, 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

Ohio Taxation

         The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or
(ii) 0.582% times taxable net worth.

         In computing its tax under the net worth method, the Company may exclude 100% of its investment in the capital stock of First Federal after the Conversion, as reflected on the balance sheet of the Company, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of First Federal. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Company may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

         A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of First Federal's book net worth determined in accordance with GAAP. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.



Item 2.  Properties

         At December 31, 1996, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and eight other full service branches in northwestern Ohio. It also operates two loan origination offices which were opened in 1995.

         First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio.

         The following table sets forth certain information with respect to the office and other properties of the Company at December 31, l996. See Note 7 to the Consolidated Financial Statements.

                                                                    Net book value
            Description/address                  Leased/owned         of property          Deposits
----------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Main Office                                      Owned                  $1,476                $155,037
601 Clinton Street
Defiance, OH

Branch Offices
204 E. High Street                               Owned                     359                  77,645
Bryan, OH

211 S. Fulton Street                             Owned                     132                  37,856
Wauseon, OH

625 Scott Street                                 Owned                     579                  65,443
Napoleon, OH

1050 East Main Street                            Owned                     672                  16,384
Montpelier, OH

926 East High Street                             Owned                     131                   7,348
Bryan, OH

1333 Woodlawn                                    Owned                      85                  12,839
Napoleon, OH

825 N. Clinton Street                            Owned                     372                   8,231
Defiance, OH

Inside Super K-Mart                              Leased                    200                   1,742
190 Stadium Dr.
Defiance, OH

14241 Airport Highway                            Leased                      -                       *
Swanton, OH

1017 N. Williams St.                             Leased                      -                       *
Paulding, OH
                                                                  ----------------------------------------
                                                                        $4,006                $382,525
                                                                  ========================================

* -- Loan origination office only

Item 3.  Legal Proceedings

         First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of l996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference from page 36 of First Defiance's Annual Report to Stockholders for fiscal 1996 ("Annual Report"), which is included herein as Exhibit 13.

Item 6.  Selected Financial Data

         The information required herein is incorporated by reference from page 3 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from pages 4 through 14 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

         The financial statements required herein are incorporated by reference from pages 15 through 35 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required herein is incorporated by reference from page 7 through 11 of the definitive proxy statement dated March 24, 1997. Otherwise, the requirements of this Item 10 are not applicable.

Item 11. Executive Compensation

         The information required herein is incorporated by reference from page 14 of the definitive proxy statement dated March 24, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference from page 3 of the definitive proxy statement dated March 24, 1997.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from page 23 of the definitive proxy statement dated March 24, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1)    Financial Statements

         The following financial statements are incorporated herein by reference from pages 15 through 35 of the Annual Report:

         Report of Independent Auditors

         Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

         Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are included in the Notes to Financial Statements incorporated herein by reference and therefore have been omitted.

       (3)    Exhibits

         The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

     Exhibit
      Number                                    Description                                    Page
-----------------------------------------------------------------------------------------------------------
        3.1        Articles of Incorporation                                                     *
        3.2        Form of Code of Regulations                                                   *
        3.2        Bylaws                                                                        *
        4.1        Specimen Stock Certificate                                                    *
       10.1        1996 Stock Option Plan                                                       **
       10.2        1996 Management Recognition Plan and Trust                                   ***
       10.3        1993 Management Recognition Plan and Trust                                    *
       10.4        1993 Stock Incentive Plan                                                     *
       10.5        1993 Directors' Stock Option Plan                                             *
       10.6        Employment Agreement with Don C. Van Brackel                                  *
       10.7        Employment Agreement with Marvin K. Rabe (also the form of the                *
                      Employment Agreement with John W. Boesling)
         13        Annual Report to Shareholders and Notice of Annual Meeting of
                      Shareholders and Proxy Statement
       21.1        List of Subsidiaries of the Company
       23.1        Consent of Independent Auditors

*      Incorporated herein by reference to the like numbered exhibit in the Registrant's Form S-1 (File No. 33-93354).

**     Incorporated herein by reference to Appendix A to the Proxy Statement.

***    Incorporated herein by reference to Appendix B to the Proxy Statement.

(b)    Reports on Form 8-K

       None

(c) See (a)(3) above for all exhibits filed herewith or incorporated herein by reference to documents previously filed and the Exhibit Index.

(d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders which are required to be included herein.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST DEFIANCE FINANCIAL CORP.


March 28, 1997                          By:    /s/ Don C. Van Brackel
                                               -------------------------
                                               Don C. Van Brackel
                                               Chairman, President, CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1997.

        Signature                                       Title
        ---------                                       -----

/s/ Don C. Van Brackel                      Chairman of the Board, President and
-----------------------------               CEO
Don C. Van Brackel

/s/ John C. Wahl                            Senior Vice President and CFO
-----------------------------
John C. Wahl

/s/ Edwin S. Charles                        Director, Vice Chairman
-----------------------------
Edwin S. Charles

/s/ Stephen L. Boomer                       Director
-----------------------------
Stephen L. Boomer

/s/ Dr. Douglas A. Burgei                   Director
-----------------------------
Dr. Douglas A. Burgei

/s/ Erwin L. Clemens, Esq.                  Director, Secretary
-----------------------------
Erwin L. Clemens, Esq.

        Signature                                       Title
        ---------                                       -----

/s/ Dr. John U. Fauster, III                           Director
-----------------------------
Dr. John U. Fauster, III

/s/ Dr. Marvin J. Ludwig                               Director
-----------------------------
Dr. Marvin J. Ludwig

/s/ Thomas A. Voigt                                    Director
-----------------------------
Thomas A. Voigt

/s/ James M. Zachrich                                  Director
-----------------------------
James M. Zachrich