Form 10-Q
period 1997-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 1997-05-13
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For Period Ended March 31, 1997


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ X ] No [ ]

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value -- 9,424,432 shares outstanding at May 12, 1997.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX

PART I.-FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (Unaudited):

                  Consolidated Condensed Statements of Financial Condition n March 31, 1997 and December 31, 1996

                  Consolidated Condensed Statements of Income - Three months ended March 31, 1997 and 1996

                  Consolidated Condensed Statement of Changes in Stockholders' Equity - Three months ended March 31, 1997

                  Consolidated Condensed Statements of Cash Flows - Nine months ended Mach 31, 1997 and 1996

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

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                                 FIRST DEFIANCE FINANCIAL CORP.

                    Consolidated Condensed Statements of Financial Condition
                                           (UNAUDITED)
                          (Amounts in Thousands, except for share data)



                                                                      March 31,    December 31,
                                                                        1997            1996
                                                                     --------        --------
ASSETS

Cash and cash equivalents:
         Cash and amounts due from
                  depository institutions ...................        $  2,473        $  3,102
         Interest-bearing deposits ..........................           2,736           1,650
                                                                     --------        --------
                                                                        5,209           4,752
Investment securities:
         Available-for-sale, carried at fair value ..........          72,838          77,407
         Held-to-maturity, carried at amortized cost
                  (approximate fair value $25,371 and $26,325
                  at March 31, 1997 and December 31,
                  1996, respectively) .......................          24,712          25,937
                                                                     --------        --------
                                                                       97,550         103,344

Loans held  for sale (at  lower of cost or fair  value,
         approximate fair value $643 and $564 at
         March 31, 1997 and  December 31, 1996, respectively).            641             559
Loans receivable, net .......................................         420,567         415,366
Accrued interest receivable .................................           3,022           3,061
Federal Home Loan Bank stock ................................           3,087           3,033
Real estate, mobile homes and other
         assets held for sale ...............................             501             266
Office properties and equipment .............................          14,145          12,255
Deferred federal income taxes ...............................             879             550
Other assets ................................................             459             225
                                                                     --------        --------

                                                                     $546,060        $543,411
                                                                     ========        ========

See accompanying notes.

                             FIRST DEFIANCE FINANCIAL CORP.

                Consolidated Condensed Statements of Financial Condition
                                       (UNAUDITED)
                      (Amounts in Thousands, except for share data)



                                                             March 31,       December 31,
                                                               1997             1996
                                                            ---------         ---------
LIABILITIES AND
         STOCKHOLDERS' EQUITY

Deposits............................................        $ 378,261         $ 382,525
Advances from Federal Home Loan Bank ...............           46,652            40,821
Other liabilities ..................................            4,193             3,500
                                                            ---------         ---------
Total liabilities ..................................          429,106           426,846

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
         5,000,000 shares authorized; no shares
         issued ....................................             --                --
Common stock, $.01 par value per share:
         20,000,000 shares authorized; 9,424,432 and
         9,470,877 shares outstanding at March 31,
         1997 and December 31, 1996, respectively ..               94                95
Additional paid-in capital 73,398 ..................           73,671
Stock acquired by ESOP .............................           (4,922)           (5,093)
Stock acquired by Management
         Recognition Plan ..........................           (1,993)           (2,173)
Net unrealized losses on available-for-sale
         securities, net of income taxes
         of $362 and $203 at March 31,
         1997 and December 31, 1996, respectively ..             (703)             (397)
Retained earnings - substantially restricted .......           51,080            50,462
                                                            ---------         ---------
Total stockholders' equity .........................          116,954           116,565
                                                            ---------         ---------

Total liabilities and stockholders' equity .........        $ 546,060         $ 543,411
                                                            =========         =========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)


                                                    Three Months Ended
                                                         March 31
                                                     1997         1996
                                                   --------     -------
Interest income:
         Loans ................................    $  9,031     $ 8,431
         Securities ...........................       1,558       1,731
         Interest-bearing deposits ............          11          75
                                                   --------     -------
Total interest income .........................      10,601      10,237

Interest expense:
         Deposits..............................       4,347       4,779
         Federal Home Loan Bank
           advances and other borrowings ......         619         116
                                                   --------     -------
Total interest expense ........................       4,966       4,895
                                                   --------     -------

Net interest income ...........................       5,635       5,342
Provision for loan losses .....................         365         163
                                                   --------     -------

Net interest income after provision
         for loan losses ......................       5,270       5,179

Non-interest expense ..........................       3,254       3,201
Non-interest income ...........................         336         308
                                                   --------     -------
Income before income federal taxes ............       2,352       2,286
Federal income taxes ..........................         795         751
                                                   --------     -------

Net income ....................................    $  1,557     $ 1,535
                                                   ========     =======

Earnings per share (Note 4) ...................    $    .17     $   .15
                                                   ========     =======

Dividends declared per share (Note 3) .........    $    .08     $   .07
                                                   ========     =======

Average number of shares
         outstanding (Note 4) .................       9,141      10,506
                                                   ========     =======

                                FIRST DEFIANCE FINANCIAL CORP.

              Consolidated Condensed Statement of Changes in Stockholders' Equity
                                          (UNAUDITED)
                                    (Amounts in Thousands)



                                                                        Stock Acquired By
                                                                        -----------------
                                                        Additional                 Management
                                             Common      Paid-in                  Recognition
                                              Stock      Capital        ESOP         Plan
                                              -----      -------        ----         ----
Balance at December 31, 1996 ..........     $    95      $73,671     $(5,093)    $   (2,173)

Net Income

ESOP shares released ..................                       64         171

Change in unrealized losses
         net of income taxes of $159

Amortization of deferred compensation
         of Management Recognition Plan                                                 180

Stock issued under Option Plan ........                        5

Purchase of common stock for treasury..          (1)        (342)

Dividends declared (Note 3)

Balance at March 31, 1997 .............     $    94      $73,398     $(4,922)     $  (1,993)
                                            =======      =======     =======      =========


See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
(UNAUDITED)
(Amounts in Thousands)



                                           Net Unrealized
                                             losses on                        Total
                                           available-for-     Retained    Stockholders'
                                          sale securities     Earnings       Equity
                                          ---------------     --------       ------
Balance at December 31, 1996 ..........     $    (397)       $  50,462      $ 116,565

Net Income ............................         1,557            1,557

ESOP shares released ..................           235

Change in unrealized losses
         net of income taxes of $159 ..          (306)            (306)

Amortization of deferred compensation
         of Management Recognition Plan           180

Stock issued under Option Plan ........             5

Purchase of common stock for
         treasury .....................          (233)            (576)

Dividends declared (Note 3) ...........          (706)            (706)
                                            ---------        ---------      ---------

Balance at March 31, 1997 .............     $    (703)       $  51,080      $ 116,954
                                            =========        =========      =========


See accompanying notes

                            FIRST DEFIANCE FINANCIAL CORP.

                    Consolidated Condensed Statements of Cash Flows
                                      (UNAUDITED)
                                (Amounts in Thousands)



                                                                       Three Months
                                                                      Ended March 31,
                                                                     1997        1996
                                                                  -------     -------
Operating Activities
Net income ...................................................    $ 1,557    $  1,535
Adjustments to reconcile net income to net cash
         provided by operating activities:
         Provision for loan losses ...........................        365         163
         Provision for depreciation, amortization of premiums
                  and accretion of discounts on securities ...        109          76
         Gain on sale or call of available-for-sale securities         (7)       --
         Gain on sale of loans ...............................        (31)        (59)
         Amortization of Management Recognition Plan
                  deferred compensation ......................        180          17
         Release of ESOP Shares ..............................        235         147
         Loss on disposal of office properties and equipment .       --            46
         Unrealized loss on loans held for sale ..............       --            29
         Deferred federal income tax credit  .................       (169)        (20)
         Proceeds from sale of loans .........................      2,027
         Originations of loans held for sale .................     (2,078)       (684)
         Increase in interest receivable and other assets ....       (195)     (1,000)
         Increase in other liabilities .......................        693         241
                                                                  -------     -------
Net cash provided by operating activities ....................      2,686         550

Investing activities
Proceeds from maturities of held-to-maturity securities ......      1,216       1,485
Proceeds from maturities of available-for-sale securities ....      3,065       6,991
Proceeds from sales of available-for-sale securities .........      1,100         750
Proceeds from sales of real estate, mobile homes, and
         other assets held for sale  .........................        305         333
Purchases of available-for-sale securities ...................        (50)     (3,973)
Purchases of Federal Home Loan Bank stock ....................        (54)        (50)
Purchases of office properties and equipment .................     (1,992)     (1,063)
Net increase in loans receivable .............................     (6,106)     (6,471)
                                                                  -------     -------
Net cash used in investing activities ........................     (2,516)     (1,998)

                            FIRST DEFIANCE FINANCIAL CORP.
             Consolidated Condensed Statements of Cash Flows (Continued)
                                     (UNAUDITED)
                                (Amounts in Thousands)


                                                              Nine Months Ended
                                                                   March 31,
                                                              1997         1996
                                                           -------      -------
Financing Activities
Net increase (decrease) in deposits ..................      (4,264)       1,931
Repayment of Federal Home Loan Bank long-term advances        (169)        (180)
Net increase (decrease) in Federal Home Loan Bank
         short-term advances .........................       6,000         --
Purchase of common stock for treasury ................        (576)        --
Cash dividends paid ..................................        (709)        (721)
Proceeds from exercise of stock options ..............           5            5
                                                           -------      -------
Net cash provided by financing activities ............         287        1,035
                                                           -------      -------
Increase (Decrease) in cash and cash equivalents .....         457         (413)
Cash and cash equivalents at beginning of period .....       4,752        8,685
                                                           -------      -------

Cash and cash equivalents at end of period ...........     $ 5,209      $ 8,272
                                                           =======      =======

Supplemental cash flow information:
Interest paid ........................................     $ 4,915      $  4,946
                                                           =======      ========
Income taxes paid ....................................     $    --      $    25
                                                           =======      ========

Transfers from loans to real estate, mobile homes
         and other assets held for sale ..............     $   540      $   293
                                                           =======      ========
Noncash operating activities:
Change in deferred tax established on net unrealized
         gain or loss on available-for-sale securities     $   160      $   156
                                                           =======      ========
Noncash investing activities:
Increase in net unrealized loss on available-for-sale
         securities ..................................     $  (466)     $  (458)
                                                           =======      ========
Noncash financing activities:
Cash dividends declared but not paid .................     $   705      $   721
                                                           =======      ========

See accompanying notes.

                            FIRST DEFIANCE FINANCIAL CORP.

                 Notes to Consolidated Condensed Financial Statements



1.       Principles of Consolidation

         The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance") and its wholly owned savings and loan, First Federal Savings and Loan ("First Federal"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.       Basis of Presentation

         The consolidated condensed statement of financial condition at December 31, 1996 has been derived from the audited financial statements at that date.

         The accompanying consolidated condensed financial statements as of March 31, 1997 and for the three month periods ending March 31, 1997 and 1996 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's annual report for the year ended December 31, 1996. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year.

3.       Dividends on Common Stock

         As of March 31, 1997, First Defiance had declared a quarterly cash dividend of $.08 per share for the first quarter of 1997, payable April 25, 1997.

4.       Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 of $.01 per share. It is not expected that there will be any impact for the quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                            FIRST DEFIANCE FINANCIAL CORP.

4.       Earnings Per Share (continued)

         Earnings per share as disclosed under Accounting Principles Board Opinion No. 15 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the quarter ended March 31, 1997. The effect of shares issuable under stock options has been accounted for using the Treasury Stock method. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public
Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account.

5.       Stock Option Disclosures

         FASB Statement No. 123, "Accounting for Stock-Based Compensation." requires either: (a) recognition of compensation cost in earnings for stock-based compensation plans based upon their fair value; or (b) pro forma disclosures of what earnings and per share amounts would have been had the fair value method been used for expense recognition. First Defiance has elected to use the pro forma disclosure option. As provided in Statement No. 123, the disclosure provisions for companies electing pro forma disclosures are not required to be applied in interim reports which do not include a complete set of financial statements.

6.       New Accounting Pronouncement

         Effective January 1, 1997, First Defiance has adopted the provisions of FASB Statement No. 125, iAccounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.i The statement provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishments of liabilities. The provisions of Statement No. 125 did not have a material effect on the financial statements of First Defiance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance Financial Corp. ("First Defiance") is a holding company which conducts business through its wholly owned subsidiary, First Federal Savings and Loan, Defiance, Ohio ("First Federal") which is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences primarily located in the five counties in which its offices are located and in contiguous Putnam County. Single family residential mortgage loans amounted to $242.4 million or 57.1% of First Defiance's total loan portfolio at March 31, 1997. To a lesser extent, First Defiance originates other real estate loans secured by non-residential real estate and construction loans, which amounted to $38.3 million or 9.0% of total loans at March 31, 1997. Approximately 33.8% or $143.4 million of First Federal's loan portfolio as of March 31, 1997 consisted of non-real estate loans including consumer finance loans, primarily automobile loans, which amounted to $64.6 million or 15.2% of the total loan portfolio, commercial loans, which amounted to $27.7 million or 6.5% of the total loan portfolio and mobile home loans which amounted to $25.5 million or 6.0% of the total loan portfolio.

First Defiance is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation ("Freddie Mac"). First Defiance sold 27 and 29 loans during the three months ended March 31, 1997 and 1996 respectively and realized a gain on sale of those loans of approximately $31,000 and $59,000 respectively for those periods. Loans with a 30-year maturity, which meet the Freddie Mac underwriting guidelines, are classified as available-for-sale. At March 31, 1997 First Defiance held $641,000 of available-for-sale loans. First Defiance retains the servicing rights on all mortgage loans sold. Mortgage servicing rights capitalized at March 31, 1997 were approximately $136,000.

First Defiance also invests in U.S. Treasury and federal government agency obligations, money market mutual funds which are comprised of U.S. Treasury obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, and to a lesser extent, collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $24.7 million at March 31, 1997. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $72.8 million at March 31, 1997. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($41.0 million), fixed income mutual funds ($18.3 million), adjustable rate mortgage backed security mutual funds ($10.9 million), CMOs and REMICs ($2.2 million) and money market mutual funds ($500,000). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $1.1 million at March 31, 1997, $703,000 after considering the related deferred tax benefit. For the three months ended March 31, 1997, unrealized losses increased by $466,000 ($306,000 after tax).

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

Changes in Financial Condition

At March 31, 1997, First Federal's total assets, deposits and stockholders' equity amounted to $546.1 million, $378.3 million and $117.0 million, respectively, compared to $543.4 million, $382.5 million and $116.6 million, respectively, at December 31, 1996. Net loans receivable have increased from $415.4 million at December 31, 1996 to $420.6 million at March 31, 1997. This increase was funded primarily with maturing or redeemed securities and through additional advances from the Federal Home Loan Bank. Securities decreased from $103.3 million at December 31, 1996 to $97.6 million at March 31, 1997 and FHLB advances increased from $40.8 million at December 31, 1996 to $46.7 million at March 31, 1997. First Defiance completed its third 5% stock repurchase during the first quarter of 1997 by acquiring 47,523 shares at an average price of $12.13 per share.

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

                                                                                 Three Months Ended March 31,
                                                        ------------------------------------------------------------------------
                                                                         1997                                 1996
                                                        -----------------------------------     --------------------------------
                                                         Average                     Yield      Average                   Yield
                                                         Balance       Interest     Rate(1)     Balance     Interest     Rate(1)
                                                         -------       --------     -------     -------     --------     -------
Interest-earning assets:
         Loans receivable..........................     $418,931        $9,031        8.62%     $388,121    $ 8,431        8.69%
         Securities ...............................      100,011         1,558        6.23       119,381      1,806        6.05
         Dividends on FHLB stock ..................        2,982            54        7.24         2,868         50        6.97
                                                        --------      --------                  --------    -------
         Total interest-earning assets ............      521,924        10,643        8.16       510,369     10,287        8.06
Non-interest-earning assets .......................       21,642                                  15,148
                                                        --------                                --------
         Total assets .............................     $543,566                                $525,517
                                                        ========                                ========

Interest-bearing liabilities:
         Deposits .................................     $378,124      $  4,347        4.60%     $380,796    $ 4,779        5.02%
         FHLB advances and other ..................       43,795           619        5.65         6,753        116        6.87
                                                        --------      --------                  --------    -------
         Total interest-bearing liabilities........      421,919         4,966        4.71       387,548      4,895        5.05
                                                                      --------        ----                  -------        ----
Non-interest-bearing liabilities ..................        3,981                                   3,880
                                                        --------                                --------
         Total liabilities ........................      425,900                                 391,428
Stockholders' equity ..............................      117,590                                 134,089
                                                        --------                                --------
         Total liabilities and stock-
                  holders' equity .................     $543,566                                $525,517
                                                        ========                                ========
Net interest income; interest
         rate spread ..............................                   $  5,677        3.45%                 $ 5,392        3.01%
                                                                      ========        ====                  =======        ====
Net interest margin (2) ...........................                                   4.35%                                4.23%
                    ==                                                                ====                                 ====
Average interest-earning assets
         to average interest-bearing
         liabilities ..............................                                    123%                                 130%
                                                                                       ===                                  ===
--------------------
(1)      Annualized
(2)      Net  interest   margin  is  net  interest  income  divided  by  average
         interest-earning assets.

Results of Operations

Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996

Net interest income, the difference between revenue generated from interest earning assets and the interest cost of funding those assets, is First Defiance's primary source of earnings. For the three-month period ending March 31, 1997, net interest income increased to $5,635,000 from $5,342,000 for the same period in 1996. First Defiance's interest rate spread (the difference between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the 1997 first quarter was 3.45%, which was 44 basis points higher than the 1996 level of 3.01% for the same quarter.

The increase in net interest income was due primarily to a $30 million increase in the average balance of loans receivable for the quarter ended March 31, 1997 compared to the same period in 1996 and to a decline in First Defianceis cost of funds for the first quarter 1997 compared to the first quarter of 1996. Total interest income plus dividends on Federal Home Loan Bank stock was $10,643,000 for the three months ended March 31, 1997, a 3.6% increase from the same period in 1996 when the total was $10,287,000. Interest from loans increased to $9,031,000 for the three months ended March 31, 1997 from $8,431,000 for the three months ended March 31, 1996, an increase of 7.1%. Earnings from investment securities declined during the period because of a $19 million reduction in the average balance of securities outstanding for the first quarter of 1997 compared to 1996. Investment securities were used to fund both a portion of the growth in loans and three five percent stock repurchases since the second quarter of 1996, the last of which was completed during January, 1997.

Interest expense increased by $71,000 to $4,966,000 for the quarter ended March 31, 1997 compared to the same period in 1996. This increase was due to a $37.0 million increase in the average balance of Federal Home Loan Bank advances outstanding, from $6.8 million for the three months ended March 31, 1996 to $43.8 million for the same period in 1997. These advances were used to fund a portion of the above mentioned loan growth and stock repurchases and also as part of a part of a leveraging strategy implemented during the 1996 fourth quarter. Under that strategy, the Company used $20 million in overnight and adjustable rate advances from the FHLB to purchase shares of a short-term income mutual fund and adjustable rate mortgage-backed securities. The cost of the Companyis deposit liabilities declined by $432,000 from the 1996 first quarter to the 1997 first quarter because of a 42 basis point decline in the overall rate paid on deposits (4.60% for the three months ended March 31, 1997 compared to 5.02% for the same three month period in 1996) and also because of a slight decrease in the average balance outstanding.

The increase in net interest income for the 1997 first quarter compared to the same period in 1996 was partially offset by an increase in the provision for loan losses, which was $365,000 for the three months ended March 31, 1997 compared to $163,000 for the first three months of 1996. Provisions for loan losses are charged to earnings to bring the total allowance to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. The loan loss provision increase reflects increased charge off activity for the quarter and a continual growth in the higher risk consumer and commercial loan portfolios.

Non-performing assets, which include loans 90 days past due, loans deemed impaired and repossessed assets totaled $2.5 million at March 31, 1997, which is
 .45% of total assets. $1.5 million in non-performing assets are commercial loans that are not 90 days past but which were deemed impaired because of questions about the ability to fully collect amounts due under the contracts. The allowance for loan losses at March 31, 1997 was $2.3 million compared to $2.2 million at December 31, 1996. For the quarter ended March 31, 1997, First Defiance charged off $285,000 of loans against its allowance and realized recoveries of $31,000 from loans previously charged off. During the same quarter in 1996, First Defiance charged off $111,000 in loans and realized recoveries of $27,000.

Total non-interest expense for the quarter ended March 31, 1997 was $3.3 million, compared to $3.2 million for the quarter ended March 31, 1996. Compensation and benefits for the period increased to $1.82 million for the three months ended March 31, 1997 compared to $1.56 million for the quarter ended March 31, 1996. The increase is due primarily to the expensing of the Companyis 1996 Management Recognition Plan, which was approved during the second quarter of 1996. Compensation and benefits also increased because of an increase in the expense related to the ESOP due to the rise in value of First Defiance common stock. Occupancy costs also increased for the quarter ended March 31, 1997, to $234,000 compared to $159,000 for the same period in 1996. The 1997 occupancy costs included approximately $30,000 of additional depreciation expense related to the completion of renovations at three branch facilities during the first quarter of 1997. A large addition and renovation project at the Companyis main office in Defiance was completed early in the second quarter of 1997 and it is anticipated that depreciation expense will increase by at least an additional $120,000 per quarter beginning with the second quarter of 1997.

The increases in compensation and benefits and in occupancy costs were offset by a $160,000 reduction in First Defiance's FDIC premiums and a $75,000 reduction in Ohio franchise tax expense.

Non-interest income, consisting primarily of fee income and dividends on FHLB stock, was $336,000 for the quarter ended March 31, 1997 compared to $308,000 during the comparable period in 1996.

The Company has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 33.8% for the quarter ended March 31, 1997 compared to 32.9% for the first quarter of 1996.

As a result of the above factors, net income for the quarter ended March 31, 1997 increased to $1,557,000 from $1,535,000 for the quarter ended March 31, 1996. On a per share basis, net income for the three months ended March 31, 1997 was $.17 compared to $.15 for the same period in 1996. The increase in earnings per share is attributable to the acquisition of 1.57 million shares of treasury stock by First Defiance since the second quarter of 1996. The average shares outstanding for the quarter ended March 31, 1997 was 9,141,000 compared to 10,506,000 for the same period in 1996.

First Defiance's board of directors declared a dividend of $.08 per common share as of March 31, 1997. The dividend amounted to $753,955, including dividends on unallocated ESOP shares. It was paid on April 25, 1997. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Liquidity and Capital Resources

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity substantially exceeded applicable liquidity requirements throughout the three-month period ended March 31, 1997.

First Defiance generated $2,686,000 of cash from operating activities during the first three months of 1997. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is lending, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, proceeds from the sale or maturity of securities, and borrowings from the Federal Home Loan Bank.

At March 31, 1997, First Defiance had $13.3 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $14.3 million committed under existing consumer and commercial lines of credit and standby letters of credit. At that date, the total amount of certificates of deposit that are scheduled to mature by March 31, 1998 is $163.6 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati are available as an additional source of borrowings.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at March 31, 1997 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 1997.

                                          Tangible         Core       Risk-Based
                                          Capital        Capital     Capital (1)(2)
                                                 (Dollars in Thousands)

Regulatory capital .................     $  76,480      $  76,480     $  78,230
Minimum required regulatory
         capital ...................         8,108         16,216        27,183
                                         ---------      ---------     ---------
Excess regulatory capital ..........     $  68,372      $  60,264     $  51,047
                                         =========      =========     =========
Regulatory capital as a
         percentage of assets (3) ..          12.6%          12.6%         23.0%
Minimum capital required as
         a percentage ..............           1.5            3.0           8.0
Excess regulatory capital as a
         percentage in excess of
         requirement ...............          11.1%           9.6%         15.0%
                                              ====           ====          ====
--------------------
(1)  Does not reflect the interest-rate risk component in the risk-based capital requirement, the implementation of which has been delayed by OTS.

(2)  Reflects fully phased-in deductions from total capital.

(3) Tangible and core capital are computed as a percentage of adjusted total assets of $540.6 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $339.8 million.

                         FIRST FEDERAL SAVINGS AND LOAN
                                 DEFIANCE, OHIO

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

         First Defiance is not engaged in any legal proceedings of a material nature.

Item 2.  Changes in Securities

                  Not applicable.

Item 3.  Defaults upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                  At the annual meeting of shareholders held on April 22, 1997, in Defiance, Ohio the shareholders elected directors and ratified the appointment of Ernst & Young LLP as First Defianceis independent auditors for 1997. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

                  To elect directors to three-year terms:

                     NOMINEE                  FOR            WITHHELD
                     -------                  ---            --------

                  Don C. Van Brackel        7,686,899         62,612
                  Dr. Douglas A. Burgei     7,686,814         62,697
                  Gerald W. Monnin          7,653,283         96,228

                  To ratify the appointment of Ernst & Young LLP as First Defiance's independent auditor for 1997:

                           FOR              7,718,320
                           AGAINST             12,197
                           ABSTAIN             18,994

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

                                    First Defiance Financial Corp.
                                    (Registrant)


Date:  May 12, 1997                  By:    /s/ Don C. Van Brackel
                                            ----------------------
                                            Don C. Van Brackel
                                            Chairman, President and
                                            Chief Executive Officer


Date:  May 12, 1997                  By:    /s/ John C. Wahl
                                            -----------------
                                            John C. Wahl
                                            Senior Vice President, Chief
                                            Financial Officer