Form 10-Q
period 1997-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 1997-08-12
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For Period Ended June 30, 1997


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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value -- 9,067,316 shares outstanding at August 8, 1997.

                         FIRST DEFIANCE FINANCIAL CORP.



                                      INDEX


PART I.- FINANCIAL INFORMATION

 Item 1.        Consolidated Condensed Financial Statements (Unaudited):

                Consolidated Condensed Statements of Financial
                Condition - June 30, 1997 and December 31, 1996

                Consolidated Condensed Statements of Income Three months ended June 30, 1997 and 1996;
                Six months ended June 30, 1997 and 1996

                Consolidated Condensed Statement of Changes in
                Stockholders' Equity - Six months ended
                June 30, 1997

                Consolidated Condensed Statements of Cash Flows
                - Six months ended June 30, 1997 and 1996


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

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                             FIRST DEFIANCE FINANCIAL CORP.

                Consolidated Condensed Statements of Financial Condition
                                      (UNAUDITED)
                     (Amounts in Thousands, except for share data)



                                                            June 30,      December 31,
                                                              1997            1996
                                                            --------        --------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions ...................        $  4,362        $  3,102
     Interest-bearing deposits .....................             847           1,650
                                                            --------        --------
                                                               5,209           4,752
Securities:
     Available-for-sale, carried at fair value .....          71,138          77,407
     Held-to-maturity, carried at amortized cost
         (approximate fair value $23,994 and $26,325
         at June 30, 1997 and December 31,
         1996, respectively) .......................          23,577          25,937
                                                            --------        --------
                                                              94,715         103,344
Loansheld for sale (at lower of cost or fair value,
     approximate fair value $132 and $564 at
     June 30, 1997 and December 31, 1996,
     respectively) .................................             129             559
Loans receivable, net ..............................         429,528         415,366
Accrued interest receivable ........................           3,042           3,061
Federal Home Loan Bank stock .......................           3,197           3,033
Office properties and equipment ....................          14,545          12,255
Deferred federal income taxes ......................             651             550
Real estate, mobile homes and other
     assets held for sale ..........................             265             266
Other assets .......................................             944             225
                                                            --------        --------

                                                            $552,225        $543,411
                                                            ========        ========

                                See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

                Consolidated Condensed Statements of Financial Condition
                                      (UNAUDITED)
                     (Amounts in Thousands, except for share data)



                                                         June 30,        December 31,
                                                           1997              1996
                                                        ---------         ---------
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Deposits .......................................        $ 383,393         $ 382,525
Advances from Federal Home Loan Bank ...........           47,400            40,821
Other liabilities ..............................            3,690             3,500
                                                        ---------         ---------
Total liabilities ..............................          434,483           426,846

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued ....................................             --                --
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 9,366,185 and
     9,470,877 shares outstanding at June 30,
     1997 and December 31, 1996, respectively ..               94                95
Additional paid-in capital .....................           72,993            73,671
Stock acquired by ESOP .........................           (4,751)           (5,093)
Stock acquired by Management
     Recognition Plan ..........................           (1,797)           (2,173)
Net unrealized losses on available-for-sale
     securities, net of income taxes of $185
     and $203 at June 30, 1997 and
     December 31, 1996, respectively ...........             (345)             (397)
Retained earnings - substantially restricted ...           51,548            50,462
                                                        ---------         ---------
Total stockholders' equity .....................          117,742           116,565
                                                        ---------         ---------

Total liabilities and stockholders' equity .....        $ 552,225         $ 543,411
                                                        =========         =========


                                See accompanying notes

                            FIRST DEFIANCE FINANCIAL CORP.

                      Consolidated Condensed Statements of Income
                                      (UNAUDITED)
                     (Amounts in Thousands, except per share data)



                                           Three Months Ended       Six Months Ended
                                                 June 30                 June 30
                                          -------------------     -------------------
                                             1997        1996        1997        1996
                                          -------     -------     -------     -------
Interest income:
      Mortgage and other loans ......     $ 9,220     $ 8,568     $18,251     $16,999
      Investment securities .........       1,501       1,636       3,059       3,366
      Deposits with banks ...........          33          50          44         125
                                          -------     -------     -------     -------
Total interest income ...............      10,754      10,254      21,354      20,490

Interest expense:
     Deposits .......................       4,487       4,659       8,833       9,438
     Federal Home Loan Bank
       advances and other borrowings          697         119       1,316         235
                                          -------     -------     -------     -------
Total interest expense ..............       5,184       4,778      10,149       9,673
                                          -------     -------     -------     -------

Net interest income .................       5,570       5,476      11,205      10,817
Provision for loan losses ...........         282         181         646         344
                                          -------     -------     -------     -------

Net interest income after provision
     for loan losses ................       5,288       5,295      10,559      10,473

Non-interest expense ................       3,378       3,113       6,632       6,314
Non-interest income .................         357         284         693         593
                                          -------     -------     -------     -------
Income before income taxes ..........       2,267       2,466       4,620       4,752
Income taxes ........................         746         791       1,541       1,542
                                          -------     -------     -------     -------

Net income ..........................     $ 1,521     $ 1,675     $ 3,079     $ 3,210
                                          =======     =======     =======     =======

Earnings per share (Note 4) .........     $   .16     $   .16     $   .33     $   .31
                                          =======     =======     =======     =======
Dividends declared per share (Note 3)     $   .08     $   .07     $   .16     $   .14
                                          =======     =======     =======     =======

Average number of shares
     outstanding (Note 4) ...........       9,307      10,257       9,224      10,381
                                          =======     =======     =======     =======

                                See accompanying notes

                                  FIRST DEFIANCE FINANCIAL CORP.

                Consolidated Condensed Statement of Changes in Stockholders' Equity
                                            (UNAUDITED)
                                      (Amounts in Thousands)



                                                                                Stock Acquired By
                                                       Additional                    Management
                                           Common         Paid-in                   Recognition
                                            Stock        Capital         ESOP          Plan
                                            -----        -------         ----          ----
Balance at December 31, 1996 ........     $     95      $ 73,671      $ (5,093)     $ (2,173)

Net Income

ESOP shares released ................                        146           342

Change in unrealized gains (losses)
    net of income taxes of $28

Amortization of deferred compensation
    of Management Recognition Plan ..                                                    376

Stock issued under Option Plan ......                         16

Purchase of common stock for
    treasury ........................           (1)         (840)

Dividends declared (Note 3)


Balance at June 30, 1997 ............     $     94      $ 72,993      $ (4,751)     $ (1,797)
                                          ========      ========      ========      ========


                                      See accompanying notes

                               FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                         (UNAUDITED)
                                   (Amounts in Thousands)



                                           Net Unrealized
                                             losses on                            Total
                                           available-for-      Retained       Stockholders'
                                          sale securities      Earnings          Equity
                                          ---------------      --------          ------
Balance at December 31, 1996 ........        $   (397)        $ 50,462         $116,565

Net Income ..........................                            3,079            3,079

ESOP shares released ................                                               488

Change in unrealized gains (losses)
    net of income taxes of $28 ......              52                                52

Amortization of deferred compensation
    of Management Recognition Plan ..                                               376

Stock issued under Option Plan ......                                                16

Purchase of common stock for
    treasury ........................                             (582)          (1,423)

Dividends declared (Note 5) .........                           (1,411)          (1,411)


Balance at June 30, 1997 ............        $   (345)        $ 51,548         $117,742
                                             ========         ========         ========


                                   See accompanying notes

                               FIRST DEFIANCE FINANCIAL CORP.

                       Consolidated Condensed Statements of Cash Flows
                                         (UNAUDITED)
                                   (Amounts in Thousands)


                                                                           Six Months
                                                                         Ended June 30,
                                                                       1997          1996
                                                                    --------      --------
Operating Activities
Net income ....................................................     $  3,079      $  3,210
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses ................................          646           344
     Provision for depreciation, amortization of premiums
         and accretion of discounts on securities .............          366           131
     Gain on sale or call of available-for-sale securities ....          (12)         --
     Gain on sale of loans ....................................          (68)          (87)
     Amortization of Management Recognition Plan
         deferred compensation ................................          376           194
     Release of ESOP Shares ...................................          488           343
     (Gain) loss on disposal of office properties and equipment           (3)           46
     Unrealized loss on loans held for sale ...................         --              18
     Deferred federal income tax credit .......................         (128)          (79)
     Proceeds from sale of loans ..............................        3,778         4,038
     Originations of loans held for sale ......................       (3,280)       (3,998)
     Increase in interest receivable and other assets .........         (700)       (1,231)
     Increase in other liabilities ............................          190           128
                                                                    --------      --------
Net cash provided by operating activities .....................        4,732         3,057

Investing activities
Proceeds from maturities of held-to-maturity securities .......        2,339         2,844
Proceeds from maturities of available-for-sale securities .....        4,121        15,897
Proceeds from sales of available-for-sale securities ..........        2,350         9,750
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale ...............................          727           565
Proceeds from sales of office properties and equipment ........            3          --
Purchases of available-for-sale securities ....................          (99)      (10,449)
Purchases of Federal Home Loan Bank stock .....................         (164)         (100)
Purchases of office properties and equipment ..................       (2,644)       (2,682)
Net increase in loans receivable ..............................      (15,534)      (12,903)
                                                                    --------      --------
Net cash provided by (used in) investing activities ...........       (8,901)        2,922


                                  See accompanying notes.

                           FIRST DEFIANCE FINANCIAL CORP.
             Consolidated Condensed Statements of Cash Flows (Continued)
                                     (UNAUDITED)
                               (Amounts in Thousands)

                                                                  Six Months Ended
                                                                       June 30,
                                                                  1997        1996
                                                               -------      -------
Financing Activities
Net increase in deposits .................................         868        2,825
Repayment of Federal Home Loan Bank long-term advances ...        (735)        (897)
Net increase in Federal Home Loan Bank short-term advances       7,314         --
Purchase of common stock for treasury ....................      (1,423)      (6,004)
Cash dividends paid ......................................      (1,414)      (1,442)
Contribution to management recognition plan for purchase
      of common stock ....................................        --         (2,817)
Proceeds from exercise of stock options ..................          16           22
                                                               -------      -------
Net cash provided by (used in) financing activities ......       4,626       (8,313)
                                                               -------      -------
Increase (decrease) in cash and cash equivalents .........         457       (2,334)
Cash and cash equivalents at beginning of period .........       4,752        8,685
                                                               -------      -------

Cash and cash equivalents at end of period ...............     $ 5,209      $ 6,351
                                                               =======      =======

Supplemental cash flow information:
Interest paid $ ..........................................       9,841      $ 9,809
                                                               =======      =======
Income taxes paid ........................................     $ 1,809      $ 1,488
                                                               =======      =======
Transfers from loans to real estate, mobile homes
     and other assets held for sale ......................     $   726      $   597
                                                               =======      =======
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities .......     $    27      $   231
                                                               =======      =======
Noncash investing activities:
Decrease (increase) in net unrealized loss on
     available-for-sale securities .......................     $    80      $  (446)
                                                               =======      =======
Noncash financing activities:
Cash dividends declared but not paid .....................     $   706      $   683
                                                               =======      =======

                              See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

              Notes to Consolidated Condensed Financial Statements
                          (Unaudited at June 30, 1997)


1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company")) and its wholly owned savings and loan, First Federal Savings and Loan ("First Federal"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 1996 has been derived from the audited financial statements at that date.

     The accompanying consolidated condensed financial statements as of June 30, 1997 and for the three and six month periods ending June 30, 1997 and 1996 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's annual report for the year ended December 31, 1996. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.

3.   Dividends on Common Stock

     As of June 30, 1997, First Defiance had declared a quarterly cash dividend of $.08 per share for the second quarter of 1997, payable July 24, 1997.

4.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, which is required to be adopted by First Defiance on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in increases in primary earnings per share of $.01 per share for the second quarter ended June 30, 1997 and $.02 per share for the six months ended June 30, 1997. It is not expected that there will be any impact for the quarter or six-month period ended June 30, 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                           FIRST DEFIANCE FINANCIAL CORP.

                            (Unaudited at June 30, 1997)


4.   Earnings Per Share (cont.)

     Earnings per share as disclosed under Accounting Principles Board Opinion No. 15 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 1997. The effect of shares issuable under stock options has been accounted for using the Treasury Stock method. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account.

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

 6   New Accounting Pronouncement

     Effective January 1, 1997, First Defiance has adopted the provisions of FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 125 provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishments of liabilities. The provisions of Statement No. 125 did not have a material effect on the financial statements of First Defiance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance is a holding company which conducts business through its wholly owned subsidiary, First Federal Savings and Loan, Defiance Ohio, which is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences primarily located in the five counties in which its offices are located and in contiguous Putnam County. Single family residential mortgage loans amounted to $248.0 million or 56.8% of First Defiance's total loan portfolio at June 30, 1997. To a lesser extent, First Defiance originates other real estate loans secured by non-residential real estate and construction loans, which amounted to $41.8 million or 9.6% of total loans at June 30, 1997. Approximately 33.6% or $146.6 million of First Defiance's loan portfolio as of June 30, 1997 consisted of non-real estate loans including consumer finance loans, primarily automobile loans, which amounted to $66.2 million or 15.2% of the total loan portfolio, commercial loans, which amounted to $28.3 million or 6.5% of the total loan portfolio and mobile home loans which amounted to $25.9 million or 5.9% of the total loan portfolio.

First Defiance is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation ("Freddie Mac"). First Defiance sold 27 and 51 loans during the three months ended June 30, 1997 and 1996 respectively (54 and 80 for the six months ended June 30, 1997 and 1996). The Company realized a gain on sale of those loans of approximately $37,000 and $28,000 for three months ended June 30, 1997 and 1996 respectively ($68,000 and $87,000 for the respective six month periods). Loans with a 30-year maturity, which meet the Freddie Mac underwriting guidelines, are classified as available-for-sale loans. First Defiance retains the servicing rights on all mortgage loans sold. Mortgage servicing rights capitalized at June 30, 1997 were approximately $154,000.

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

Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $23.6 million at June 30, 1997. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $71.1 million at June 30, 1997. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($40.4 million), fixed income mutual funds ($17.8 million) adjustable-rate mortgage backed security mutual funds ($10.5 million), CMOs and REMICs ($2.1 million) and money market mutual funds ($300,000). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $520,000 at June 30, 1997, $345,000 after considering the related deferred tax benefit. For the six months ended June 30, 1997, unrealized losses decreased by $80,000 ($52,000 after tax).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

The profitability of First Defiance is primarily dependent on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits and Federal Home Loan Bank advances. First Defiance's earnings also depend, to a lesser extent, on the provision for loan losses, the level of its other income (including servicing fees and other fees) and its non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

Changes in Financial Condition
At June 30, 1997, First Defiance's total assets, deposits and stockholders' equity amounted to $552.2 million, $383.4 million and $117.7 million, respectively, compared to $543.4 million, $382.5 million and $116.6 million, respectively, at December 31, 1996. Net loans receivable have increased from $415.37 million at December 31, 1996 to $429.5 million at June 30, 1997. This increase was funded primarily with maturing or redeemed securities and through additional advances from the Federal Home Loan Bank ("FHLB"). Securities decreased from $103.3 million at December 31, 1996 to $94.7 million at June 30, 1997 and FHLB advances increased from $40.8 million at December 31, 1997 to $47.4 million at June 30, 1997. First Defiance completed its third 5% stock repurchase during the first quarter of 1997 and began its fourth 5% repurchase during the second quarter of 1997. As of June 30, 1997, First Defiance has acquired 107,448 shares of its own stock during 1997 at an average price of $13.25 per share. First Defiance is authorized to purchase an additional 411,243 shares as of June 30, 1997.

Average Balances, Net Interest Income and Yields Earned and Rates Paid
The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. Average balances for 1997 are based on daily balances while 1996 average balances are based on month-end balances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

                                                         Three Months Ended June 30,
                                      ---------------------------------------------------------------
                                                   1997                              1996
                                      -----------------------------      ----------------------------
                                       Average              Yield          Average            Yield
                                       Balance    Interest  Rate(1)        Balance  Interest  Rate(1)
                                       -------    --------  -------        -------  --------  -------
Interest-earning assets:
   Loans receivable                    $425,263     $9,220   8.67%        $394,525   $8,568    8.69%
   Securities                            96,200      1,534   6.38          109,797    1,686    6.14
   Dividends on FHLB stock                3,106         56   7.21            2,918       51    6.99
                                       --------     ------                --------   ------
   Total interest-earning assets        524,569     10,810   8.24          507,240   10,305    8.13
Non-interest-earning assets              26,645                             16,956
                                       --------                           --------
   Total assets                        $551,214                           $524,196
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $380,665     $4,487   4.71%        $383,431   $4,659    4.86%
   FHLB advances and other               47,985        697   5.81            6,918      119    6.88
                                      ---------     ------                 -------   ------
   Total interest-bearing liabilities   428,650      5,184   4.83          390,349    4,778    4.90
                                                    ------   ----                    ------    ----
Non-interest-bearing liabilities          4,422                              4,002
                                       --------                           --------
   Total liabilities                    433,072                            394,351
Stockholders' equity                    118,142                            129,845
                                       --------                          ---------
   Total liabilities and stock-
      holders' equity                  $551,214                           $524,196
                                       ========                           ========
Net interest income; interest
   rate spread                                      $5,626    3.41%                  $5,527     3.23%
                                                    ======    =====                  ======     =====
Net interest margin (2)                                       4.29%                             4.35%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 121%                              130%
                                                               ====                              ====
----------------
(1)   Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

                                                          Six Months Ended June 30,
                                      ---------------------------------------------------------------
                                                   1997                              1996
                                      -----------------------------      ----------------------------
                                       Average              Yield          Average            Yield
                                       Balance    Interest  Rate(1)        Balance  Interest  Rate(1)
                                       -------    --------  -------        -------  --------  -------
Interest-earning assets:
   Loans receivable                    $422,097    $18,251   8.65%        $391,244  $16,999    8.69%
   Securities                            98,105      3,103   6.33          114,109    3,491    6.12
   Dividends on FHLB stock                3,094        110   7.10            2,894      102    6.98
                                       --------     ------                -------- --------
   Total interest-earning assets        523,296     21,464   8.20          508,247   20,592    8.10
Non-interest-earning assets              24,094                             16,150
                                       --------                           --------
   Total assets                        $547,390                           $524,397
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $379,395     $8,833   4.66%        $381,885   $9,438    4.94%
   FHLB advances and other               45,900      1,316   5.73            6,860      235    6.85
                                      ---------   --------              ----------   ------
   Total interest-bearing liabilities   425,295     10,149   4.77          388,745     9,673    4.98
                                                   -------  -----                      -----   -----
Non-interest-bearing liabilities          4,229                              4,008
                                       --------                           --------
   Total liabilities                    429,524                            392,753
Stockholders' equity                    117,866                            131,644
                                       --------                            -------
   Total liabilities and stock-
      holders' equity                  $547,390                           $524,397
                                       ========                           ========
Net interest income; interest
   rate spread                                     $11,315    3.43%                 $10,919     3.12%
                                                   =======    =====                 =======     =====
Net interest margin (2)                                       4.32%                             4.30%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 123%                              129%
                                                               ====                              ====
-----------------
(1)   Annualized
(2)  Net   interest   margin   is  net   interest   incomedivided   by   average
interest-earning assets.

Results of Operations

Three Months Ended June  30, 1997 compared to Three Months Ended June 30, 1996

Net interest income, the difference between revenue generated from interest earning assets and the interest cost of funding those assets, is First Defiance's primary source of earnings. For the three month period ending June 30, 1997, net interest income increased to $5,570,000 from $5,476,000 for the same period in 1996. First Defiance's interest rate spread (the difference

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the 1997 second quarter was 3.41%, which was 18 basis points higher than the 1996 second quarter level of 3.23%.

The increase in net interest income was due primarily to the increase in the average interest-earning assets, to $524.6 million for the quarter ended June 30, 1997 compared to $507.2 million for the same period in 1996. The growth was in First Defiance's loan portfolio, where the average balance increased to $425.3 million for the three months ended June 30, 1997 compared to $394.5 for the same period in 1996. Interest on those loans increased to $9,220,000 for the three months ended June 30, 1997 compared to $8,568,000 for the same period in 1996. Earnings from investment securities declined during the 1997 second quarter compared to the same period in 1996 because of a $13.6 million reduction in the average balance of securities outstanding. Investment securities maturities and redemptions were used to fund both a portion of the growth in loans and the Company's stock repurchase activity since the second quarter of 1996.

The increase in interest income was substantially offset by an 8.5%, increase in interest expense, to $5,184,000 for the quarter ended June 30, 1997 compared to $4,778,000 for the same period in 1996. This increase was due to a $41.1 million increase in the average balance of FHLB advances outstanding, from $6.9 million for the three months ended June 30, 1997 to $48.0 for the same period in 1997. These advances were used to fund a portion of the above mentioned loan growth and stock repurchases and also as part of a leveraging strategy implemented during the 1996 fourth quarter. Under that strategy, First Defiance used $20 million in overnight and adjustable-rate advances from the FHLB to purchase shares of a short-term income mutual fund and adjustable rate mortgage-backed securities. The cost of the Company's deposit liabilities declined by $172,000 from the 1996 second quarter to the 1997 second quarter because of a 15 basis point decline in the overall rate paid on deposits and because of a slight decrease in the average balance outstanding.

The $94,000 increase in net interest income for the 1997 second quarter compared to the same period in 1996 was offset by a $101,000 increase in the provision for loan losses, which was $282,000 for the three months ended June 30, 1997 compared to $181,000 for the same period in 1996. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. The loan loss provision increase reflects increased charge-off activity for the quarter when compared to the same period in the prior year and further growth in consumer and commercial loan portfolios, which by their nature have more risk than mortgage loans.

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets totaled $2.5 million at June 30, 1997, which is .45% of total assets. $986,000 in non-performing assets are commercial loans that were not 90 days past due but which were deemed impaired because of questions about the ability to fully collect amounts due under the loan agreements. The allowance for loan losses at June 30, 1997 was $2.4 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

compared to $2.3 million at March 31, 1997 and $2.2 million at December 31, 1996. For the quarter ended June 30, 1997, First Defiance charged off $237,000 of loans against its allowance and realized recoveries of $53,000 from loans previously charged off. During the same quarter in 1996, First Defiance charged off $171,000 in loans and realized recoveries of $11,000.

Total non-interest expense for the quarter ended June 30, 1997 was $3.4 million, compared to $3.1 million for the quarter ended June 30, 1996. Compensation and benefits for the quarter ended June 30, 1997 were $1,796,000 compared to $1,554,000 for the same period in 1996, an increase of 16%. The increase was due to an increase in the number of full-time equivalent employees from 132 at June 30, 1996 to 147 at June 30, 1997, general salary increases, a $52,000 increase in ESOP expense caused primarily by the increase in the value of First Defiance stock, a $20,000 increase in Management Recognition Plan ("MRP") expense due to only two months of expense relating to the 1996 plan being recognized during the 1996 second quarter, and an increase of $20,000 in pension expense.

Occupancy expense increased to $350,000 compared to $148,000. This increase was due to the completion late in the first quarter and early in the second quarter of renovations to the Company's headquarters and three of its branch facilities. The total cost of the renovation projects was approximately $10 million. Additional depreciation recorded during the 1997 second quarter related to the renovation and expansion projects was approximately $180,000.

The increases in compensation and occupancy costs were offset by a $156,000 reduction in FDIC premiums and a $60,000 reduction in Ohio franchise tax.

Non-interest income, consisting primarily of fee income, dividends on FHLB stock, and gains on mortgage loans sold was $357,000 for the quarter ended June 30, 1997 compared to $284,000 for the same period in 1996. The increase was due primarily to increases in late charge fees and fees on checking accounts and an increase in the gains on loans sold.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 32.9% for the quarter ended June 30, 1997 compared to 32.1% for the same period in 1996.

As a result of the above factors, net income for the quarter ended June 30, 1997 was $1,521,000 compared to $1,675,000 for the comparable period in 1996. On a per share basis, net income for both the quarters ended June 30, 1997 and 1996 was $.16. Per share earnings was positively impacted by a reduction in the average shares outstanding due to the stock repurchases. The average shares outstanding for the quarter ended June 30, 1997 were 9,307,000 compared to 10,257,000 for the same period in 1996

First Defiance's board of directors declared a dividend of $.08 per common share as of June 30, 1997. The dividend amounted to $747,444, including dividends on unallocated ESOP shares. It was paid on July 24, 1997. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996

For the six month period ended June 30, 1997, net interest income increased to $11,205,000 from $10,817,000 for the same period in 1996. First Defiance's interest rate spread for the six month period was 3.43%, which exceeded the spread for the six month period ended June 30, 1996 by 31 basis points.

The increase in net interest income was due to an increase in the loan portfolio and a reduction in the Company's overall cost of funds, especially the cost of deposit liabilities.

First Defiance's average loans for the six months ended June 30, 1997 were $422.1 million compared to $391.2 million for the same period in 1996. As a result of the growth in the loan portfolio, interest earned on loans increased to $18.3 million for the six months ended June 30, 1997 compared to $17.0 million for the first six months of 1996. Earnings from investments declined to $3.1 million for the six months ended June 30, 1997 compared to $3.5 million for the six months ended June 1996 because of a reduction in the average balance of investment securities outstanding. The average balance of securities outstanding was $98.1 million for the six months ended June 30, 1997 compared to $114.1 million for the same period in 1996. Investment securities were used both to fund a portion of the growth in the loan portfolio and the repurchase of stock.

Interest expense increased to $10.1 million for the six-month period ended June 30, 1997 from $9.7 million for the first half of 1996. This increase was due to a $39.0 million increase in the average balance of FHLB advances outstanding, from $6.9 million for the first half of 1996 to $45.9 million for the first half of 1997. These advances were used for the loan growth and stock repurchases noted above and also as part of the leveraging strategy implemented during the 1996 fourth quarter. The cost of First Defiance's deposit liabilities declined by $605,000 during the first half of 1997, to $8.8 million from $9.4 million for the first six months of 1996, primarily because of a 28 basis point decline in the overall rate paid on deposits (4.66% for the six months ended June 30, 1997 compared to 4.94% for the six months ended June 30, 1996). There also was a slight decrease in the average balance outstanding in 1997 compared to 1996.

The increase in net interest income for the 1997 first half compared to 1996 was offset by an increase in the provision for loan losses, which increased to $646,000 for the first half of 1997 compared to $344,000 during the first half of 1996. The loan loss provision reflects higher charge-off activity during the first half of 1997 and also is reflective of continued growth in the higher risk consumer and commercial portfolios. First Defiance charged off $522,000 of loans against its allowance for loan losses during the first half of 1997 and realized recoveries of $84,000 from loans previously charged off. During the same period in 1996, First Defiance charged off $282,000 in loans and realized recoveries of $62,000.

Total non-interest expense for the first half of 1997 was $6.6 million compared to $6.3 million during the same period in 1996. Compensation and benefits for the period increased to $3.6 million for the 1997 period from $3.1 million for the same period in 1996. $182,000 of the increase is related to six months of expense under the Company's 1996 MRP in 1997 compared to only two months during the first half of 1996. Also expense for the Company's ESOP plan increased by

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

$104,000 during the first half of 1997 compared to the same period of 1996 because of an increase in the price of First Defiance stock. Occupancy costs also increased during the first half of 1997, to $585,000 from $307,000 for the first half of 1996. Of that increase, $229,000 is due to depreciation expense recognized during the first half of 1997 on the renovation and expansion projects.

A $359,000 reduction in First Defiance's FDIC premiums and a $137,000 reduction in Ohio franchise taxes offset some of the increases in compensation and benefits and in occupancy costs.

Non-interest income was $693,000 for the first half of 1997 compared to $593,000 for 1996. Substantially all of the increase in non-interest income was in fees from late charges and checking accounts.

The Company has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 33.3% for the first half of 1997 compared to 32.4% during the first half of 1996.

As a result of the above factors, net income for the six month period ended June 30, 1997 decreased to $3,079,000 from $3,210,000 for the six months ended June 30, 1996. However, because of the reduction in the average shares outstanding related to the stock repurchase programs, on a per share basis, net income increased to $.16 for the first half of 1997 compared to $.14 for the first half of 1996. There were 9,224,000 average shares outstanding during the first half of 1997 compared to 10,381,000 for the same period in 1996.

Through June 30, 1997, First Defiance has declared dividends totaling $.16 per share.

Liquidity and Capital Resources
First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity substantially exceeded applicable liquidity requirements throughout the three-month period ended June 30, 1997.

First Defiance generated $4,732,000 of cash from operating activities during the first six months of 1997. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is lending, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, proceeds from the sale or maturity of securities, and borrowings from the FHLB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

At June 30, 1997, First Defiance had $17.8 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $15.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. At that date, the total amount of certificates of deposit that are scheduled to mature by June 30, 1998 is $192.2 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati are available as an additional source of borrowings.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at June 30, 1997 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 1997.

                                         Tangible         Core        Risk-Based
                                          Capital        Capital     Capital (1)(2)
                                        ---------      ---------      ---------
                                                 (Dollars in Thousands)
Regulatory capital ................     $  77,964      $  77,964      $  79,966
Minimum required regulatory
   capital ........................         8,220         16,441         27,858
                                        ---------      ---------      ---------
Excess regulatory capital .........     $  69,744      $  61,523      $  52,108
                                        =========      =========      =========
Regulatory capital as a
   percentage of assets (3) .......          14.2%          14.2%          23.0%
Minimum capital required as
   a percentage of assets .........           1.5            3.0            8.0
                                        ---------      ---------      ---------
Excess regulatory capital as a
   percentage in excess of
   requirement ....................          12.7%          11.2%          15.0%
                                        =========      =========      =========
------------------
(1) Does not reflect the interest-rate  risk component in the risk-based capital requirement, discussed above.
(2) Reflects fully phased-in deductions from total capital.
(3) Tangible and core  capital are  computed as a percentage  of adjusted  total assets of $548.0  million.  Risk-based  capital is computed as a  percentage  of total risk-weighted assets of $348.2 million.

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

                                             First Defiance Financial Corp.
                                             (Registrant)


Date:  August 11, 1997                       By:   /s/ Don C. Van Brackel
       ---------------                             ----------------------
                                                   Don C. Van Brackel
                                                   Chairman, President and
                                                   Chief Executive Officer


Date:  August 11, 1997                       By:   /s/ John C. Wahl
       ---------------                             ----------------
                                                   John C. Wahl
                                                   Senior Vice President, Chief
                                                   Financial Officer and
                                                         Treasurer