Form 10-Q
period 1997-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 1997-11-13
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Period Ended September 30, 1997


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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value -- 8,648,491 shares outstanding at November 10, 1997.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX


PART I.-FINANCIAL INFORMATION

 Item 1.          Consolidated Condensed Financial Statements (Unaudited):

                  Consolidated Condensed Statements of Financial
                  Condition - September 30, 1997 and December 31, 1996

                  Consolidated Condensed Statements of Income Three months ended September 30, 1997 and 1996;
                  Nine months ended September 30, 1997 and 1996

                  Consolidated Condensed Statement of Changes in
                  Stockholders' Equity - Nine months ended
                  September 30, 1997

                  Consolidated Condensed Statements of Cash Flows
                  - Nine months ended September 30, 1997 and 1996


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

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                  (Amounts in Thousands, except for share data)



                                                          September 30,    December 31,
                                                               1997            1996
                                                            --------        --------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions ...................        $  4,251        $  3,102
     Interest-bearing deposits .....................             328           1,650
                                                            --------        --------
                                                               4,579           4,752
Securities:
     Available-for-sale, carried at fair value .....          88,920          77,407
     Held-to-maturity, carried at amortized cost
         (approximate fair value $22,998 and $26,325
         at September 30, 1997 and December 31,
         1996, respectively) .......................          22,521          25,937
                                                            --------        --------
                                                             111,441         103,344
Loansheld for sale (at lower of cost or fair value,
     approximate fair value $310 and $564 at
     September 30, 1997 and December 31,1996,
     respectively) .................................             302             559
Loans receivable, net ..............................         433,286         415,366
Accrued interest receivable ........................           3,566           3,061
Federal Home Loan Bank stock .......................           3,697           3,033
Office properties and equipment ....................          15,836          12,255
Deferred federal income taxes ......................             662             550
Real estate, mobile homes and other
     assets held for sale ..........................             360             266
Other assets .......................................             635             225
                                                            --------        --------

Total Assets .......................................        $574,364        $543,411
                                                            ========        ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                  (Amounts in Thousands, except for share data)



                                                         September 30,     December 31,
                                                             1997              1996
                                                          ---------         ---------
LIABILITIES


Deposits .........................................        $ 383,997         $ 382,525
Advances from Federal Home Loan Bank .............           72,531            40,821
Other liabilities ................................            4,930             3,500
                                                          ---------         ---------
Total liabilities ................................          461,458           426,846

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued ......................................             --                --
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 8,956,764 and
     9,470,877 shares outstanding at September 30,
     1997 and December 31, 1996, respectively ....               90                95
Additional paid-in capital .......................           69,486            73,671
Stock acquired by ESOP ...........................           (4,580)           (5,093)
Stock acquired by Management
     Recognition Plan ............................           (1,593)           (2,173)
Net unrealized losses on available-for-sale
     securities, net of income taxes of $106
     and $203 at September 30, 1997 and
     December 31, 1996, respectively .............             (206)             (397)
Retained earnings - substantially restricted .....           49,709            50,462
                                                          ---------         ---------
Total stockholders' equity .......................          112,906           116,565
                                                          ---------         ---------

Total liabilities and stockholders' equity .......        $ 574,364         $ 543,411
                                                          =========         =========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)



                                                     Three Months Ended          Nine Months Ended
                                                        September 30               September 30
                                                       ---------------           --------------
                                                      1997        1996           1997        1996
                                                      ----        ----           ----        ----
Interest income:
      Mortgage and other loans                     $  9,464     $ 8,745       $ 27,716    $ 25,743
      Investment securities                           1,796       1,482          4,855       4,849
      Deposits with banks                                36          36             80         161
                                                   --------    --------       --------    --------
Total interest income                                11,296      10,263         32,651      30,753

Interest expense:
     Deposits                                         4,559       4,605         13,392      14,043
     Federal Home Loan Bank
       advances and other borrowings                  1,030         177          2,347         412
                                                   --------    --------       --------    --------
Total interest expense                                5,589       4,782         15,739      14,455
                                                   --------    --------       --------    --------

Net interest income                                   5,707       5,481         16,912      16,298
Provision for loan losses                               514         264          1,160         608
                                                     ------     -------      ---------    --------

Net interest income after provision
     for loan losses                                  5,193       5,217         15,752      15,690

SAIF special assessment (Note 7)                          -       2,461              -       2,461
Other non-interest expense                            3,487       3,502         10,119       9,815
Non-interest income                                     446         366          1,139         959
                                                   --------    --------       --------    --------
Income (loss) before income taxes                     2,152        (380)         6,772       4,373
Income taxes (credit)                                   769        (145)         2,310       1,397
                                                   --------    ---------       -------    --------

Net income (loss)                                   $ 1,383      $ (235)       $ 4,462    $  2,976
                                                    =======      =======       =======    ========

Earnings (loss) per share (Note 4)                  $   .15      $ (.02)       $   .49    $    .29
                                                    =======      ======        =======    ========
Dividends declared per share (Note 3)               $   .08      $  .07        $   .24    $    .21
                                                    =======      ======        =======    ========

Average number of shares
     outstanding (Note 4)                             8,932       9,830          9,075      10,198
                                                    =======      ======        =======    ========

See accompanying notes

                                      FIRST DEFIANCE FINANCIAL CORP.

                    Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                (UNAUDITED)
                                          (Amounts in Thousands)

                                                                                    Stock Acquired By
                                                                                 ------------------------
                                                               Additional                      Management
                                              Common             Paid-in                      Recognition
                                               Stock             Capital           ESOP          Plan
                                               -----             -------           ----          ----
Balance at December 31, 1996                    $95             $73,671          $(5,093)     $  (2,173)

Net Income

ESOP shares released                                                256              513

Change in unrealized gains (losses)
    net of income taxes of $97

Amortization of deferred compensation
    of Management Recognition Plan                                                                  580

Stock issued under Option Plan                                       26

Purchase of common stock for
    treasury                                     (5)             (4,467)

Dividends declared (Note 3)

                                               ----             -------          -------        -------
Balance at September 30, 1997                  $ 90             $69,486          $(4,580)       $(1,593)
                                               ====             =======          =======        =======



See accompanying notes

                                      FIRST DEFIANCE FINANCIAL CORP.

              Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                                (UNAUDITED)
                                          (Amounts in Thousands)



                                                   Net Unrealized
                                                      losses on                            Total
                                                   available-for-       Retained       Stockholders'
                                                   sale securities      Earnings          Equity
                                                   ---------------      --------          ------
Balance at December 31, 1996                             $(397)          $50,462         $116,565

Net Income                                                                 4,462            4,462

ESOP shares released                                                                          769

Change in unrealized gains (losses)
    net of income taxes of $97                             191                                191

Amortization of deferred compensation
    of Management Recognition Plan                                                            580

Stock issued under Option Plan                                                                 26

Purchase of common stock for
    treasury                                                              (3,142)          (7,614)

Dividends declared (Note 3)                                               (2,073)          (2,073)

                                                        ------           -------         --------
Balance at September 30, 1997                           $ (206)          $49,709         $112,906
                                                        ======           =======         ========


See accompanying notes

                                      FIRST DEFIANCE FINANCIAL CORP.

                              Consolidated Condensed Statements of Cash Flows
                                                (UNAUDITED)
                                          (Amounts in Thousands)

                                                                                        Nine Months
                                                                                     Ended September 30,
                                                                                    1997            1996
                                                                                --------         --------
Operating Activities
Net income .............................................................        $  4,462         $  2,976
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses .........................................           1,160              608
     Provision for depreciation, amortization of premiums
         and accretion of discounts on securities ......................             529              192
     Gain on sale or call of available-for-sale securities .............             (76)            --
     Gain on sale of loans .............................................            (117)            (172)
     Amortization of Management Recognition Plan
         deferred compensation .........................................             580              465
     Release of ESOP Shares ............................................             769              540
     (Gain) loss on disposal of office properties and equipment ........              (3)              46
     Deferred federal income tax credit ................................            (209)            (183)
     Proceeds from sale of loans .......................................           5,959            7,058
     Originations of loans held for sale ...............................          (5,585)          (3,242)
     Increase in interest receivable and other assets ..................            (915)            (902)
     Increase in other liabilities .....................................           1,472            1,754
                                                                                --------         --------
Net cash provided by operating activities ..............................           8,026            9,140

Investing activities
Proceeds from maturities of held-to-maturity securities ................           3,372            3,814
Proceeds from maturities of available-for-sale securities ..............           6,172           16,466
Proceeds from sales of available-for-sale securities ...................          17,052           21,550
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale ........................................           1,104              881
Proceeds from sales of office properties and equipment .................               3             --
Purchases of available-for-sale securities .............................         (34,293)         (16,500)
Purchases of Federal Home Loan Bank stock ..............................            (664)            (151)
Purchases of office properties and equipment ...........................          (4,148)          (4,272)
Net increase in loans receivable .......................................         (20,277)         (28,007)
                                                                                --------         --------
Net cash used in investing activities ..................................         (31,679)          (6,219)

                                      FIRST DEFIANCE FINANCIAL CORP.
                        Consolidated Condensed Statements of Cash Flows (Continued)
                                                (UNAUDITED)
                                          (Amounts in Thousands)


                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                  1997              1996
                                                                               --------          --------
Financing Activities
Net increase (decrease) in deposits ..................................            1,472            (1,019)
Repayment of Federal Home Loan Bank long-term advances ...............             (905)           (1,065)
Net increase in Federal Home Loan Bank short-term advances ...........           32,615            12,000
Purchase of common stock for treasury ................................           (7,614)          (11,606)
Cash dividends paid ..................................................           (2,114)           (2,125)
Contribution to Management Recognition Plan for purchase
      of common stock ................................................             --              (2,817)
Proceeds from exercise of stock options ..............................               26                27
                                                                               --------          --------
Net cash provided by (used in) financing activities ..................           23,480            (6,605)
                                                                               --------          --------
Decrease in cash and cash equivalents ................................             (173)           (3,684)
Cash and cash equivalents at beginning of period .....................            4,752             8,685
                                                                               --------          --------

Cash and cash equivalents at end of period ...........................         $  4,579          $  5,001
                                                                               ========          ========

Supplemental cash flow information:
Interest paid ........................................................         $ 15,014          $ 14,608
                                                                               ========          ========
Income taxes paid ....................................................         $  1,946          $  2,181
                                                                               ========          ========
Transfers from loans to real estate, mobile homes
     and other assets held for sale ..................................         $  1,197          $    924
                                                                               ========          ========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities ...................         $     97          $    223
                                                                               ========          ========
Noncash investing activities:
Decrease (increase) in net unrealized loss on
     available-for-sale securities ...................................         $    288          $   (433)
                                                                               ========          ========
Noncash financing activities:
Cash dividends declared but not paid .................................         $    668          $    646
                                                                               ========          ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                        (Unaudited at September 30, 1997)


1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company") and its wholly owned savings and loan, First Federal Savings and Loan ("First Federal"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 1996 has been derived from the audited financial statements at that date.

     The  accompanying   consolidated   condensed  financial  statements  as  of
     September 30, 1997 and for the three and nine month periods ending September 30, 1997 and 1996 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's annual report for the year ended December 31, 1996. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.

3.   Dividends on Common Stock

     As of September 30, 1997, First Defiance had declared a quarterly cash dividend of $.08 per share for the third quarter of 1997, payable October 24, 1997.

4.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, which is required to be adopted by First Defiance on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in increases in primary (basic) earnings per share of $.01 per share for the quarter ended September 30, 1997 and $.02 per share for the nine months ended September 30, 1997. It is not expected that there will be any impact for the quarter or nine-month period ended September 30, 1996. The impact of Statement No. 128 on the calculation of diluted earnings per share for these periods is not expected to be material.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                        (Unaudited at September 30, 1997)


4.   Earnings Per Share (cont.)

     Earnings per share as disclosed under Accounting Principles Board Opinion No. 15 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 1997. The effect of shares issuable under stock options has been accounted for using the Treasury Stock method. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account.

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

7.   SAIF Assessment

     The deposits of First Federal are currently insures by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. On September 30, 1996, legislation was enacted to recapitalize the SAIF to the mandated reserve ratio of 1.25% of insured deposits through a one-time special assessment on SAIF-insured deposits as of March 31, 1995. First Federal's assessment amounted to $2.5 million ($1.6 million, net of income tax benefit).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance is a holding company which conducts business through its wholly owned subsidiary, First Federal Savings and Loan, Defiance Ohio, which is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily secured by single-family residences primarily located in the five counties in which its offices are located and in contiguous Putnam County. Single family residential mortgage loans amounted to $250.7 million or 56.8% of First Defiance's total loan portfolio at September 30, 1997. To a lesser extent, First Defiance originates other real estate loans secured by non-residential real estate and construction loans, which amounted to $36.7 million or 8.4% of total loans at September 30, 1997. Approximately 34.2% or $149.4 million of First Defiance's loan portfolio as of September 30, 1997 consisted of non-real estate loans including consumer finance loans, primarily automobile loans, which amounted to $67.0 million or 15.3% of the total loan portfolio, commercial loans, which amounted to $28.5 million or 6.5% of the total loan portfolio and mobile home loans which amounted to $25.8 million or 5.9% of the total loan portfolio.

First Defiance is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation ("Freddie Mac"). First Defiance sold 44 and 80 loans during the three months ended September 30, 1997 and 1996 respectively (98 and 160 for the nine months ended September 30, 1997 and 1996). The Company realized a gain on sale of those loans of approximately $49,000 and $85,000 for three months ended September 30, 1997 and 1996 respectively ($117,000 and $172,000 for the respective nine month periods). Fixed rate loans with a maturity of 30 years which meet the Freddie Mac underwriting guidelines are classified as available-for-sale loans. First Defiance retains the servicing rights on all mortgage loans sold. Mortgage servicing rights capitalized at September 30, 1997 amounted to approximately $182,000.

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

Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $22.5 million at September 30, 1997. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $88.9 million at September 30, 1997. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($60.7 million), fixed income mutual funds ($5.2 million) adjustable-rate mortgage backed security mutual funds ($8.8 million) and CMOs and REMICs ($4.1 million). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $312,000 at

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued


September 30, 1997, $206,000 after considering the related deferred tax benefit. For the nine months ended June 30, 1997, unrealized losses have decreased by $288,000 ($191,000 after tax).

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

Changes in Financial Condition
At September 30, 1997, First Defiance's total assets, deposits and stockholders' equity amounted to $574.4 million, $384.0 million and $112.9 million, respectively, compared to $543.4 million, $382.5 million and $116.6 million, respectively, at December 31, 1996. Net loans receivable have increased from $415.37 million at December 31, 1996 to $433.3 million at September 30, 1997. This increase was funded primarily with maturing securities and through additional advances from the Federal Home Loan Bank ("FHLB"). Securities increased from $103.3 million at December 31, 1996 to $111.4 million at September 30, 1997, but that increase includes $21.8 million in agency securities purchased as part of a leveraged growth strategy during the third quarter of 1997. FHLB advances increased from $40.8 million at December 31, 1997 to $72.6 million at September 30, 1997 with $21.8 million of those increased advances used to fund the leveraged growth strategy and the balance used to fund loan growth. First Defiance completed its fourth 5% stock repurchase during the third quarter of 1997. As of September 30, 1997, First Defiance has repurchased 518,691 shares of its own stock during 1997 for a total cost of $7.6 million, an average of $14.68 per share. First Defiance is authorized to purchase an additional 447,828 shares as of September 30, 1997.

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

                                                      Three Months Ended September 30,
                                      ---------------------------------------------------------------
                                                   1997                              1996
                                      -----------------------------      ----------------------------
                                       Average              Yield          Average            Yield
                                       Balance    Interest  Rate(1)        Balance  Interest  Rate(1)
                                       -------    --------  -------        -------  --------  -------
Interest-earning assets:
   Loans receivable                    $431,441     $9,464   8.77%        $403,352   $8,745    8.67%
   Securities                           110,651      1,832   6.62           98,618    1,518    6.16
   Dividends on FHLB stock                3,536         65   7.35            2,968       53    7.14
                                       --------     ------                --------   ------
   Total interest-earning assets        545,628     11,361   8.32          504,938   10,316    8.17
Non-interest-earning assets              26,467                             19,047
                                       --------                           --------
   Total assets                        $572,095                           $523,985
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $383,025      4,559   4.76         $381,312    4,605    4.83
   FHLB advances and other               69,234      1,030   5.95           12,237      177    5.79
                                       --------     ------                --------   ------
   Total interest-bearing liabilities   452,259      5,589   4.94          393,549    4,782    4.86
                                                    ------   ----                    ------    ----
Non-interest-bearing liabilities          4,591                              4,537
                                       --------                           --------
   Total liabilities                    456,850                            398,086
Stockholders' equity                    115,245                            125,900
                                       --------                          ---------
   Total liabilities and stock-
      holders' equity                  $572,095                           $523,985
                                       ========                           ========
Net interest income; interest
   rate spread                                      $5,772    3.38%                  $5,534     3.31%
                                                    ======    =====                  ======     =====
Net interest margin (2)                                       4.23%                             4.38%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 121%                              128%
                                                               ====                              ====

(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning  assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

                                                      Nine Months Ended September 30,
                                      --------------------------------------------------------------
                                                   1997                              1996
                                      -----------------------------      ---------------------------
                                       Average              Yield          Average            Yield
                                       Balance    Interest  Rate(1)        Balance  Interest  Rate(1)
                                       -------    --------  -------        -------  --------  -------
Interest-earning assets:
   Loans receivable                    $425,211    $27,716   8.69%        $395,489   $25,743   8.68%
   Securities                           102,287      4,935   6.43          109,003     5,010   6.13
   Dividends on FHLB stock                3,241        175   7.20            2,920       154   7.03
                                       --------     ------                --------   -------
   Total interest-earning assets        530,739     32,826   8.25          507,412    30,907   8.12
Non-interest-earning assets              24,886                             17,193
                                       --------                           --------
   Total assets                        $555,625                           $524,605
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $380,605     13,392   4.69         $381,384    14,043   4.91
   FHLB advances and other               53,671      2,347   5.83            9,102       412   6.04
                                       --------     ------                --------   -------
   Total interest-bearing liabilities   434,276     15,739   4.83          390,486    14,455   4.94
                                                    ------   ----                     ------   ----
Non-interest-bearing liabilities          4,357                              4,269
                                       --------                           --------
   Total liabilities                    438,633                            394,755
Stockholders' equity                    116,992                            129,850
                                       --------                            -------
   Total liabilities and stock-
      holders' equity                  $555,625                           $524,605
                                       ========                           ========
Net interest income; interest
   rate spread                                     $17,087    3.42%                  $16,452    3.18%
                                                   =======    =====                  =======    =====
Net interest margin (2)                                       4.29%                             4.32%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 122%                              130%
                                                               ====                              ====

(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Results of Operations

Three Months Ended September 30, 1997 compared to Three Months Ended September 30, 1996

During the 1996 third quarter, First Defiance incurred a special one-time assessment of $2.5 million to recapitalize the Savings Association Insurance Fund ("SAIF", see note 7 to the Financial Statements). Without the special assessment, which amounted to $1.6 million or $.16 after tax, First Defiance had income for the period of $1.4 million or $.15 per share for the 1996 third quarter. All analysis in management's discussion and analysis will reflect 1996 quarterly results before deducting the net charge for the SAIF assessment.

Net interest income, the difference between revenue generated from interest earning assets and the interest cost of funding those assets, is First Defiance's primary source of earnings. For the three month period ending September 30, 1997, net interest income increased to $5,707,000 from $5,481,000 for the same period in 1996. First Defiance's interest rate spread (the difference between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the 1997 third quarter was 3.38%, which was seven basis points higher than the 1996 third quarter level of 3.31%.

The increase in net interest income was due primarily to the increase in the average interest-earning assets, to $545.6 million for the quarter ended September 30, 1997 compared to $504.9 million for the same period in 1996. The growth was in First Defiance's loan portfolio, where the average balance increased to $431.4 million for the three months ended September 30, 1997 compared to $403.4 for the same period in 1996. Interest on those loans increased to $9,464,000 for the three months ended September 30, 1997 compared to $8,745,000 for the same period in 1996. Earnings from investment securities also increased to $1,796,000 for the three months ended September 30, 1997 compared to $1,482,000 for the same period in 1996. This increase was due to a $12.0 million increase in the average balance of securities outstanding and an increase in the overall yield on those securities. During the 1997 third quarter, the Company entered into a leveraged growth strategy in which they borrowed $21.8 million in advances from the FHLB and invested those advances in agency securities. Similar strategies totaling approximately $20 million were entered into during the fourth quarter of 1996.

The increase in interest income was substantially offset by an 16.9%, increase in interest expense, to $5,589,000 for the quarter ended September 30, 1997 compared to $4,782,000 for the same period in 1996. This increase was due to a $57.0 million increase in the average balance of FHLB advances outstanding, from $12.2 million for the three months ended September 30, 1996 to $69.2 for the same period in 1997. These advances were used to fund the leveraged growth strategies mentioned above. Also, FHLB advances have also been used to fund a portion of the above mentioned loan growth and stock repurchases. The cost of the Company's deposit liabilities declined by $46,000 from the 1996 third quarter to the 1997 third quarter because of a seven basis point decline in the overall rate paid on deposits. The average balance of deposits outstanding during the third quarter of 1997 was slightly higher than the average balance of deposits during the same period in 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

The $226,000 increase in net interest income for the 1997 third quarter compared to the same period in 1996 was offset by a $250,000 increase in the provision for loan losses, which was $514,000 for the three months ended September 30, 1997 compared to $264,000 for the same period in 1996. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. The loan loss provision increase reflects increased charge-off activity for the quarter when compared to the same period in the prior year and further growth in consumer and commercial loan portfolios, which by their nature have more risk than mortgage loans.

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets totaled $2.6 million at September 30, 1997, which is .45% of total assets. $969,000 in non-performing assets are commercial loans that were not 90 days past due but which were deemed impaired because of questions about the ability to fully collect amounts due under the loan agreements. The allowance for loan losses at September 30, 1997 was $2.6 million compared to $2.4 million at June 30, 1997 and $2.2 million at December 31, 1996. For the quarter ended September 30, 1997, First Defiance charged off $443,000 of loans against its allowance and realized recoveries of $68,000 from loans previously charged off. During the same quarter in 1996, First Defiance charged off $220,000 in loans and realized recoveries of $33,000.

Total non-interest expense for the quarter ended September 30, 1997 was $3.5 million, which was the same as the 1996 third quarter. Compensation and benefits and occupancy costs increased by $170,000 and $185,000 respectively in the third quarter of 1997 when compared to the same period in 1996. Compensation and benefits increased because of an increase in staffing, increases in wages for existing staff, the start-up of a new branch operation in Paulding, Ohio, and increases in ESOP costs associated with the increase in the value of First Defiance's common stock. Occupancy costs increased primarily because of depreciation expense recorded on major renovations to First Defiance's four main branch facilities which were completed during the first half of 1997. The total cost of those renovations was approximately $10 million.

Those increases were offset by a $160,000 decrease in FDIC premium costs for the three months ended September 30, 1997 compared to the same period in 1996. Also, Ohio franchise taxes were reduced by $180,000 for the 1997 third quarter compared to the same period in 1996. In addition, the 1996 third quarter included the accrual for a large one-time charitable contribution of $150,000.

Non-interest income, consisting primarily of fee income, dividends on FHLB stock, and gains on mortgage loans sold was $446,000 for the quarter ended September 30, 1997 compared to $366,000 for the same period in 1996. The increase was due primarily to the realization of $63,000 in gains on disposal of investment securities and increases in late charge fees and fees on checking accounts. Those increases were offset by a slightly lower gain on the sale of mortgage loans during the 1997 third quarter than was realized during the same period in 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

First Defiance has computed income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 35.7% for the quarter ended September 30, 1997 compared to 33.3% for the same period in 1996, excluding the SAIF assessment.

As a result of the above factors, net income for the quarter ended September 30, 1997 was $1,383,000 compared to $1,389,000 for the comparable period in 1996, excluding the SAIF assessment. On a per share basis, net income for the quarter ended September 30, 1997 was $.15 while per share income for the third quarter of 1996 was $.14 after adding back the SAIF assessment. Per share earnings was positively impacted by a reduction in the average shares outstanding due to the stock repurchases. The average shares outstanding for the quarter ended September 30, 1997 were 8,932,000 compared to 9,830,000 for the same period in 1996

First Defiance's board of directors declared a dividend of $.08 per common share as of September 30, 1997. The dividend amounted to $716,541, including dividends on unallocated ESOP shares. It was paid on October 24, 1997. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996

For the nine-month period ended September 30, 1997, net interest income increased to $16,912,000 from $16,298,000 for the same period in 1996. First Defiance's interest rate spread for the nine-month period was 3.42%, which exceeded the spread for the nine month period ended September 30, 1996 by 24 basis points.

The increase in net interest income was due to a $29.7 million increase in the average loan portfolio balance and a reduction in the Company's overall cost of funds, especially the cost of deposit liabilities, which on average cost 4.69% for the nine months ended September 30, 1997 compared to 4.91% for the nine months ended September 30, 1996.

As a result of the growth in the loan portfolio, interest earned on loans increased to $27.7 million for the nine months ended September 30, 1997 compared to $25.7 million for the first nine months of 1996. Earnings from investments and deposits with banks declined slightly to $4.9 million for the nine months ended September 30, 1997 compared to $5.0 million for the nine months ended September 1996 because of a reduction in the average balance of investment securities outstanding. The average balance of securities outstanding was $102.3 million for the nine months ended September 30, 1997 compared to $109.0 million for the same period in 1996. Investment securities were used both to fund a portion of the growth in the loan portfolio and the repurchase of stock. The average balance of investment securities was increased as a result of leveraged growth strategies entered into during the fourth quarter of 1996 and the third quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Interest expense increased to $15.7 million for the nine-month period ended September 30, 1997 from $14.5 million for the first nine months of 1996. This increase was due to a $44.6 million increase in the average balance of FHLB advances outstanding, from $9.1 million for the first nine months of 1996 to $53.7 million for the same period in 1997. These advances were used for the loan growth and stock repurchases noted above and also as part of the leveraged growth strategies implemented during the 1996 fourth quarter and the 1997 third quarter. The cost of First Defiance's deposit liabilities declined by $651,000 during the first nine months of 1997, to $13.4 million from $14.0 million for the first nine months of 1996, primarily because of a 22 basis point decline in the overall rate paid on deposits (4.69% for the nine months ended September 30, 1997 compared to 4.91% for the same period in 1996). There also was a slight decrease in the average balance outstanding in 1997 compared to 1996.

The increase in net interest income for the first nine months of 1997 compared to 1996 was offset by an increase in the provision for loan losses, which increased to $1,160,000 for the first nine months of 1997 compared to $608,000 during the first nine months of 1996. The loan loss provision reflects higher charge-off activity during the first half of 1997 and also is reflective of continued growth in the higher risk consumer and commercial portfolios. First Defiance charged off $965,000 of loans against its allowance for loan losses during the first nine months of 1997 and realized recoveries of $152,000 from loans previously charged off. During the same period in 1996, First Defiance charged off $502,000 in loans and realized recoveries of $95,000.

Total non-interest expense for the first nine months of 1997 was $10.1 million compared to $9.8 million during the same period in 1996, excluding the SAIF assessment. Compensation and benefits and occupancy costs increased by $670,000 and $463,000 respectively for the nine months ended September 30, 1997 compared to the same period in 1996. Compensation and benefits increased because of an increase in staffing, increases in wages for existing staff, nine months of MRP expense in 1997 compared to only five months in 1996, and increases in ESOP costs associated with the increase in the value of First Defiance's common stock. Occupancy costs increased because of the completion of the four office renovation projects and also because of depreciation recorded during 1997 on an upgraded computer system.

A $519,000 reduction in First Defiance's FDIC premiums and a $320,000 reduction in Ohio franchise taxes offset some of the increases in compensation and benefits and in occupancy costs.

Non-interest income was $1,139,000 for the first nine months of 1997 compared to $959,000 for 1996. Substantially all of the increase in non-interest income related to fees from late charges and checking accounts (increased by $135,000), and gains from sales of investment securities ($76,000). Gains from the sale of mortgage loans during the first nine months of 1997 declined by $56,000 when compared to the first nine months of 1996

The Company has computed income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 34.1% for the first nine months of 1997 compared to 32.7% during the first nine months of 1996, excluding the SAIF assessment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

As a result of the above factors, net income for the nine-month period ended September 30, 1997 decreased to $4,462,000 from $4,600,000 for the nine months ended September 30, 1996, excluding the SAIF charge. Net income for the 1996 period after the SAIF assessment was $2,976,000. Because of the reduction in the average shares outstanding related to the stock repurchase programs, on a per share basis, net income increased to $.49 for the first nine months of 1997 compared to $.45 for the first nine months of 1996 before the SAIF assessment ($.29 after the SAIF assessment). There were 9,075,000 average shares outstanding during the first nine months of 1997 compared to 10,198,000 for the same period in 1996.

Through September 30, 1997, First Defiance has declared dividends totaling $.24 per share.

Liquidity and Capital Resources
First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity substantially exceeded applicable liquidity requirements throughout the three-month and nine-month periods ended September 30, 1997.

First Defiance generated $8,026,000 of cash from operating activities during the first nine months of 1997. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is lending, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, proceeds from the sale or maturity of securities, and borrowings from the FHLB.

At September 30, 1997, First Defiance had $19.6 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $17.9 million committed under existing consumer and commercial lines of credit and standby letters of credit. At that date, the total amount of certificates of deposit that are scheduled to mature by September 30, 1998 is $160.0 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati are available as an additional source of borrowings.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at September 30, 1997 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Management of First Defiance is in the process of assessing the risks related to all computer systems being compliant with year 2000 processing. Management believes all systems will be compliant and that the cost of such compliance will not be significant.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 1997.

                                        Tangible            Core         Risk-Based
                                         Capital           Capital      Capital (1)
                                        --------          --------          -------
                                                   (Dollars in Thousands)
Regulatory capital                       $78,527           $78,527          $80,665
Minimum required regulatory
   capital                                 8,620            17,240           29,548
                                        --------          --------          -------
Excess regulatory capital                $69,907           $61,287          $51,117
                                         =======           =======          =======
Regulatory capital as a
   percentage of assets (2)                 13.7%             13.7%            21.8%
Minimum capital required as
   a percentage of assets                    1.5               3.0              8.0
                                        --------          --------          -------
Excess regulatory capital as a
   percentage in excess of
   requirement                              12.2%             10.7%            13.8%
                                        ========          ========         ========


(1)   Reflects fully phased-in deductions from total capital.
(2) Tangible and core capital are computed as a percentage of adjusted total assets of $574.7.0 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $369.4 million.

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

                                              First Defiance Financial Corp.
                                              (Registrant)


Date:  November 13, 1997                      By:   /s/ Don C. Van Brackel
       -----------------                            ----------------------
                                                    Don C. Van Brackel
                                                    Chairman, President and
                                                    Chief Executive Officer


Date:  November 13, 1997                      By:   /s/ John C. Wahl
       -----------------                            ----------------
                                                    John C. Wahl
                                                    Senior Vice President, Chief
                                                    Financial Officer and
                                                    Treasurer