Form 10-K
period 1997-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 1998-03-30
CIK 946647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 26, 1998, there were issued and outstanding 8,123,171 shares of the Registrants common stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of March 26, 1998 was approximately $126.7 million.

                               -----------------

                      Documents Incorporated by References

        List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated into Part II, Items 5-8 of this Form 10-K.
(2) Portions of the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

                                     PART I

Item 1. Business

         First Defiance Financial Corp. ("First Defiance" or the "Company") was organized in June, 1995 and on September 29, 1995 became the parent company of First Federal Savings and Loan, Defiance, Ohio ("First Federal") when First Federal and First Federal Mutual Holding Company, which at the time owned 59% of the outstanding common stock of First Federal, completed a Conversion and Reorganization from the mutual holding company form of ownership to full stock ownership. In connection with the Conversion and Reorganization ("the Reorganization") First Defiance completed a Subscription and Community Stock Offering ("the Offering") in which it sold 6,476,914 shares of common stock (equivalent to the 59% ownership of First Federal Mutual Holding Company) for $10 per share. The outstanding public shares of common stock of First Federal were converted into common shares of First Defiance in a ratio of 2.1590231 shares for every one share of First Federal.

         First Federal had reorganized on June 19, 1993 from a mutual savings and loan association to a mutual holding company known as First Federal Mutual Holding Company ("the Mutual Holding Company Reorganization"). As part of the Mutual Holding Company Reorganization First Federal Mutual Holding Company organized a federally chartered stock savings and loan association (now First Federal) and transferred all of its assets and liabilities to First Federal in exchange for 3,000,000 shares of common stock which represented all of the outstanding shares of First Federal upon completion of the Mutual Holding Company Reorganization. Concurrent with the Mutual Holding Company Reorganization, First Federal sold 2,080,000 additional shares of common stock to members and employees of First Federal and to the public. On September 29, 1995, as part of the Reorganization, the 3,000,000 shares of First Federal held by the Mutual Holding Company were canceled and the shares held by the public were exchanged for shares of First Defiance in accordance with an exchange ratio which assured they would maintain their existing 41.0% ownership.

         The business of the Company and its subsidiaries will be discussed herein as activities of the Company (on a consolidated basis), and references to the Company's historical investment activities include the activities of First Federal prior to September 29, 1995 unless otherwise noted.

         The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by First Federal and are not paid separate remuneration for such services. The Company reimburses First Federal for the use of First Federal personnel, pursuant to an expense sharing agreement between the Company and First Federal. First Federal provides the Company with office space and is reimbursed for the use of the space through the expense sharing agreement. At December 31, 1997, the Company had consolidated assets of $579.7 million, consolidated deposits of $395.3 million, and consolidated stockholders' equity of $106.9 million. The Company's executive office is located at 601 Clinton St., Defiance, Ohio 43512 and its telephone number is
(419) 782-5015.

First Federal Savings and Loan

         First Federal is a federally chartered stock savings and loan headquartered in Defiance, Ohio. It conducts operations through its main office, nine full service branch offices in Defiance, Fulton, Henry, Paulding, Putnam and Williams Counties in northwest Ohio. First Federal's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). First Federal is a member of the Federal Home Loan Bank System.

         First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences (one-to-four-family units) primarily located in the six counties in which its offices are located. First Federal also originates other real estate loans secured by nonresidential and multi-family residential real estate and construction loans. First Federal also holds a significant number of non real estate loans including commercial, home improvement and equity, consumer finance loans, primarily automobile loans, and mobile home loans. First Federal also invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies and corporate bonds.

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

         First Defiance's investment portfolio includes five CMO and REMIC issues totaling $4.0 million, all of which are fully amortizing securities, and five separate agencies securities totaling $8.8 million which have a step-up feature. All such investments are considered derivative securities. None of First Defiance's investments are considered to be high risk and management does not believe the risks associated with these investments to be significantly different from risks associated with other pass-through mortgage backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

         The amortized cost and fair value of securities at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Money market mutual funds and other mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                                                       Contractually Maturing                                          Total
                      ------------------------------------------------------------------------------------------------------------
                                Weighted                Weighted               Weighted              Weighted
                      Under 1    Average      1 - 5      Average      6-10      Average    Over 10    Average
                       Year        Rate       Years       Rate       Years       Rate       Years       Rate     Amount      Yield
                       ----        ----       -----       ----       -----       ----       -----       ----     ------      -----
                                                                  (Dollars in Thousands)
U.S. Government and
   federal agency
   obligations        $16,800      5.24%     $25,136      6.28%     $14,925      6.76%    $ 1,990      6.00%   $ 58,851     6.10%
Corporate bonds         3,068      7.50        7,026      6.13                                                   10,094     6.54
Obligations of
   states and
   political              229      6.34          420      6.56          835      5.48         300       7.38      1,784     6.16
   subdivisions
Mortgage-backed
   securities             979      5.51        2,831      8.02          866      8.11      15,039       7.26     19,715     7.32
REMICs and CMOs             -         -            -         -        2,010      7.00       2,029       6.14      4,039     6.57
                      -------                -------                -------               -------              --------
Total                 $21,076                $35,413                $18,636               $19,358                94,483
                      =======                =======                =======               =======

Mutual funds                                                                                                      8,981
Unrealized loss
   on securities
   available for
   sale                                                                                                             (75)
                                                                                                               ========
Total                                                                                                          $103,389
                                                                                                               ========

The book value of investment securities is as follows:

                                                                  December 31
                                                         1997        1996        1995
                                                       -------     -------     -------
Available-for-Sale Securities:
   U. S. Treasury and other U. S. Government
     agencies and corporations ...................     $58,850     $44,234     $53,626
   Obligations of state and political subdivisions         550        --          --
   Other .........................................      23,036      33,173      39,415
                                                       -------     -------     -------
Totals ...........................................     $82,436     $77,407     $93,041
                                                       =======     =======     =======

Held-to-Maturity Securities:
   U. S. Treasury and other U. S. Government
     agencies and corporations ...................     $19,715     $24,514     $24,465
   Obligations of state and political subdivisions       1,238       1,423       1,608
                                                       -------     -------     -------
Totals ...........................................     $20,953     $25,937     $26,073
                                                       =======     =======     =======

For additional information regarding First Defiance's investment portfolio refer to Note 4 to the financial statements.

Interest-Bearing Deposits

         First Defiance has interest-bearing deposits in the FHLB of Cincinnati amounting to $1.6 million at December 31, l997 and l996.

Lending Activities

         General. A savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1997, First Federal's limit on loans-to-one borrower was $12.0 million and its five largest loans or groups of loans to one borrower, including related entities, aggregated $4.4 million, $3.4 million, $2.5 million, $2.4 million and $2.3 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 1997.

         Loan Portfolio Composition. Loan volume continues to be strong. The net increase in net loans outstanding over the prior year was $26.5million, $33.9 million, and $26.5 million in 1997, 1996 and 1995, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

         The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                                 December 31
                                    ------------------------------------------------------------------------------------------------
                                            1997                 1996                1995                1994             1993
                                    ------------------------------------------------------------------------------------------------
                                     Amount      %        Amount      %       Amount      %       Amount      %      Amount     %
                                    ------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Real estate:
   Single-family residential        $255,340    57.0%    $241,228    57.1%   $220,880    56.9%   $222,035    61.6%  $219,435   64.7%
   Multi-family residential            9,363     2.1        9,175     2.2      16,929     4.4       7,577     2.1      5,745    1.7
   Non-residential real estate        20,159     4.5       21,348     5.0      19,780     5.1      19,888     5.5     18,596    5.5
   Construction                       10,148     2.2       11,412     2.7       8,200     2.1       6,858     1.9      6,954    2.1
                                    ------------------------------------------------------------------------------------------------
Total real estate loans              295,010    65.8      283,163    67.0     265,789    68.5     256,358    71.1    250,730   74.0

Non-real estate:
   Consumer finance                   81,111    18.1       74,019    17.5      61,810    15.9      52,491    14.6     41,041   12.1
   Commercial                         29,758     6.6       26,674     6.3      23,647     6.1      17,436     4.8     15,560    4.6
   Mobile home                        25,424     5.7       25,199     6.0      24,671     6.4      24,191     6.7     22,274    6.5
   Home equity and improvement        16,940     3.8       13,570     3.2      11,875     3.1      10,265     2.8      9,464    2.8
                                    ------------------------------------------------------------------------------------------------
Total non-real estate loans          153,233    34.2      139,462    33.0     122,003    31.5     104,383    28.9     88,339   26.0
                                    ------------------------------------------------------------------------------------------------
Total loans                          448,243   100.0%     422,625   100.0%    387,792   100.0%    360,741   100.0%   339,069  100.0%
                                               =====                =====               =====               =====             =====
Less:
   Loans in process                    3,087                4,474               3,971               3,440              2,860
   Deferred loan origination fees        645                  568                 559                 631                883
   Allowance for loan losses           2,687                2,217               1,817               1,733              1,662
                                    --------             --------            --------            --------           --------
Net loans                           $441,824             $415,366            $381,445            $354,937           $333,664
                                    ========             ========            ========            ========           ========


         First Defiance also had $87,500, $558,600 and $3.8 million in loans classified as held for sale at December 31, 1997, 1996 and 1995, respectively. The fair value of such loans, which are all single-family residential mortgage loans, exceeded their carrying value by $2,000, $5,000 and $64,000 as of December 31, 1997, 1996 and 1995, respectively.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in First Defiance's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                 Due 3-5     Due 5-10    Due 10-15    Due 15+
                          Due          Due        Years       Years        Years       Years
                         Before      Before       After       After        After       After
                        12/31/98    12/31/99    12/31/97     12/31/97    12/31/97    12/31/97       Total
                       ------------------------------------------------------------------------------------
                                                          (In Thousands)
Real estate             $21,680      $14,935     $31,886     $  82,875    $61,035     $82,599      $295,010
Non-real estate:
   Commercial            18,741        3,759       4,362         2,548        345           3        29,758
   Home equity and
     improvement          5,326          781       1,302         1,566        241       7,724        16,940
   Mobile home            1,936        2,010       4,262         9,917      4,898       2,401        25,424
   Consumer finance      27,569       20,721      27,738         5,005         63          15        81,111
                        ===================================================================================
Total                   $75,252      $42,206     $69,550      $101,911    $66,582     $92,742      $448,243
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

         The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, l997 which have fixed interest rates or which have floating or adjustable interest rates.

                                           Floating or
                             Fixed          Adjustable
                             Rates            Rates             Total
                           --------------------------------------------
                                          (In Thousands)
Real estate                $192,036           $81,294         $273,330
Non-real estate:
   Commercial                 3,954             7,063           11,017
   Other                     80,371             8,273           88,644
                           ===========================================
                           $276,361           $96,630         $372,991
                           ===========================================

         Originations, Purchases and Sales of Loans. The lending activities of First Defiance are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from real estate brokers, developers, builders, and existing customers; newspapers and radio advertising; and walk-in customers.

         First Defiance's loan approval process is intended to assess the borrowers ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. A loan application is first reviewed by a loan officer of First Defiance and then is submitted for approval to the Senior Vice President of Lending. All loans greater than $200,000, all commercial loans and all employee loans are subject to the approval of the executive committee of the Board of Directors. Loans is excess of $500,000 require approval by the full Board of Directors.

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

         Adjustable rate loans represented 34.7% of First Federal's total originations of mortgage loans in 1997 compared to 26.0% and 33.4% during 1996 and 1995, respectively. First Defiance continues to hold adjustable-rate securities in order to further reduce its interest-rate gap.

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

         First Defiance originated substantially all of the loans in its portfolio. To better manage interest rate risk, First Defiance is an approved seller/servicer for the Federal Home Loan Mortgage Corporation (Freddie Mac). The Company sold $8.2 million, $13.3 million and $86,000 in loans during the years ended December 31, 1997, 1996 and 1995, respectively. First Defiance had identified $87,500 and $559,000 in additional loans which were classified as held for sale as of December 31, 1997 and 1996, respectively. All loans with a 30-year maturity which meet the Freddie Mac underwriting guidelines are deemed available-for-sale. Management intends to retain servicing rights on any loans sold.

         The following table shows total loans originated, loan reductions, and the net increase in First Defiance's total loans during the periods indicated:


                                                              Year ended December 31
                                                    1997              1996              1995
                                                 ----------------------------------------------
                                                                 (In thousands)
Loan originations:
   One to four family residential                $  72,752         $  70,494         $  49,430
   Five or more family residential                   1,464             1,414             2,564
   Non-residential real estate                       5,153             5,006             4,065
   Construction                                     11,044            15,936            13,133
   Commercial                                       31,435            25,298            23,854
   Mobile home                                       5,945             6,465             5,982
   Home equity and improvement                      10,103             6,448             5,323
   Consumer                                         54,994            53,698            42,700
                                                  --------------------------------------------
Total loans originated                             192,890           184,759           147,051

Loan reductions:
   Loan pay-offs                                   106,840            87,879            73,869
   Mortgage loans sold                               8,242            13,332                86
   Periodic principal repayments                    52,190            48,715            46,045
                                                 ---------------------------------------------
                                                   167,272           149,926           120,000
                                                 ---------------------------------------------
Net increase in total loans                      $  25,618         $  34,833         $  27,051
                                                 =============================================

Asset Quality

         First Defiance's credit policy establishes guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to ensure sound credit decisions. First Defiance's credit policies and review procedures are meant to minimize the risk and uncertainties inherent in lending. In following the policies and procedures, management must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur because of changing economic conditions.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1997, in dollar amount and as a percentage of First Defiance's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                      Non-residential and
                                Single-family             multi-family                                       Home equity
                                 residential              residential               Mobile home            and improvement
                           -------------------------------------------------------------------------------------------------------
                             Amount     Percentage     Amount     Percentage    Amount     Percentage    Amount     Percentage
                           -------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Loans delinquent for:

   30-59 days                 $1,787      .40%          $160        .04%        $1,464       .33%          $181        .04%
   60-89 days                    467      .10                                      600       .13             13
   90 days and over              313      .07                                      315       .07
                           =======================================================================================================
Total delinquent loans        $2,567      .57%          $160        .04%        $2,379       .53%          $194        .04%
                           =======================================================================================================

                                 Consumer
                                 finance                 Commercial                   Total
                           --------------------------------------------------------------------------
                            Amount     Percentage    Amount     Percentage    Amount      Percentage
                           --------------------------------------------------------------------------
                                                    (Dollars in thousands)

Loans delinquent for:

   30-59 days                $1,763       .39%        $  962       .21%        $6,317       1.41%
   60-89 days                   275       .06            404       .09          1,759        .39
   90 days and over             167       .04            570       .13          1,365        .31
====================================================================================================
Total delinquent loans       $2,205       .49%        $1,936       .43%        $9,441       2.11%
====================================================================================================

         Non-Performing Assets. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reserved. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that they will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is impaired, First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral, if collateral dependent. If the measure of the impaired loan is less than the recorded investment, First Defiance will recognize an impairment by creating a valuation allowance. This policy excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. Impairment of loans having recorded investments of $537,000 and $1.6 million has been recognized as of December 31, 1997 and 1996, respectively. Interest received and recorded in income during 1997 and 1996 on impaired loans including interest received and recorded in income prior to such impaired loan designation amounted to $53,000 and $156,000, respectively. Unrecorded interest income on these and all non-performing loans in 1997 and 1996 was $24,000 and $34,000, respectively. The average recorded investment in impaired loans during 1997 and 1996 was $1.30 million and $1.45 million, respectively. The total allowance for loan losses related to these loans was $327,000 and $804,000 at December 31, 1997 and 1996, respectively.

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

         As of December 31, 1997, First Defiance's total non-performing loans amounted to $1,365,000, or .43% of total loans, compared to $1,972,000, or .47% of total loans, at December 31, 1996.

         The following table sets forth the amounts and categories of First Defiance's nonperforming assets and troubled debt restructurings at the dates indicated.


                                                                     December 31
                                                1997        1996        1995        1994        1993
                                              ------------------------------------------------------
                                                               (Dollars in thousands)
Non-performing loans:
   Single-family residential                  $  313      $   88      $  263      $  207      $  150
   Non-residential and multi-family
     residential real estate                      --          19          --          18         209
   Commercial                                    570       1,561         268         294         380
   Mobile home                                   315         193         130         163         135
   Consumer finance                              167         111         111          16          41
                                              ------------------------------------------------------
Total non-performing loans                     1,365       1,972         772         698         915

Real estate owned                                 18        --             1           3          29
Other repossessed assets                         523         267         172         164          71
                                              ------------------------------------------------------
Total repossessed assets                         541         267         173         167         100
                                              ------------------------------------------------------
Total non-performing assets                   $1,906      $2,239      $  945      $  865      $1,015
                                              ------------------------------------------------------
Troubled debt restructurings                  $   --      $   --      $  437      $  443      $  136
                                              ======================================================
Total non-performing assets as a
   percentage of total assets                    .33%        .41%        .18%        .18%        .22%
                                              ======================================================
Total non-performing loans and troubled
   debt restructurings as a percentage of
   total loans                                   .43%        .47%        .31%        .32%        .31%
                                              ======================================================
Total non-performing assets and troubled
   debt restructurings as a percentage of
   total assets                                  .33%        .41%        .26%        .28%        .25%
                                              ======================================================
Allowance for loan losses as a percent of
   total non-performing assets                140.9%       99.0%      192.3%      200.5%      164.0%
                                              ======================================================


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

         At December 31, l997, First Defiance's allowance for loan losses amounted to $2.7 million compared to $2.2 million at December 31, 1996. As of December 31, 1997 and l996, $499,000 and $837,000, respectively, constituted an allowance with respect to specific loans or assets held for sale.Charge-offs in non-real estate consumer finance increased $648,000 for the year ended December 31, 1997 over 1996 due to increases in lending and delinquencies in this area.

         The following table sets forth the activity in First Defiance's allowance for loan losses during the periods indicated.

                                                                  Year Ended December 31
                                                  1997         1996        1995        1994         1993
                                                ---------------------------------------------------------
                                                                  (Dollars in thousands)

Allowance at beginning of period                $2,217       $1,817      $1,733      $1,662       $1,185
Provisions                                       1,613        1,020         374         426          829
Charge-offs:
   Single-family real estate                         -            -           -          19           63
   Non-real estate:
     Consumer finance                            1,078          430         230         222          132
     Mobile home                                   259          334          91         159          121
     Commercial                                      4           12          23           1           86
                                                ---------------------------------------------------------
Total non-real estate                            1,341          776         344         382          339
                                                ---------------------------------------------------------
Total charge-offs                                1,341          776         344         401          402

Recoveries:
   Consumer finance                                195          152          51          46           50
   Commercial                                        -            4           -           -            -
   Mobile home                                       2            -           -           -            -
   Assets held for sale                                           -           3           -            -
                                                ---------------------------------------------------------
Total                                              197          156          54          46           50
                                                ---------------------------------------------------------
Allowance at end of period                      $2,686       $2,217      $1,817      $1,733       $1,662
                                                =========================================================

Allowance for loan losses to total
   non-performing loans at end of period
                                                 196.8%       112.4%      235.4%      248.3%       181.6%
Allowance for loan losses to total loans
   at end of period                                .60%         .53%        .47%        .48%         .49%

         The following table sets forth information concerning the allocation of First Defiance's allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "- Lending Activities - Loan Portfolio Composition."

                                                              December 31
                                        1997                      1996                      1995
                             ------------------------------------------------------------------------------
                                           Percent of                Percent of                Percent of
                                           total loans               total loans               total loans
                                Amount     by category    Amount     by category    Amount     by category
                             ------------------------------------------------------------------------------

Real estate mortgage loans   $   351,149      65.8%    $   307,041      67.0%    $   431,133      68.5%
Other:
   Commercial business loans     827,816       6.6         866,185       6.3         687,122       6.1
   Mobile home loans             361,468       5.7         208,095       6.0         191,646       6.4
   Consumer and home equity
     and improvement loans     1,146,039      21.9         835,701      20.7         507,043      19.0
                             ==============================================================================
                              $2,686,472     100.0%     $2,217,022     100.0%     $1,816,944     100.0%
                             ==============================================================================

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

         Deposits. First Defiance's deposits are attracted principally from within First Defiance's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $55.5 million at December 31, l997. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Average balances and average rates paid on deposits are as follows:

                                                             Year ended December 31
                                          1997                       1996                       1995
                                 ---------------------    -----------------------     ---------------------
                                  Amount          Rate      Amount           Rate       Amount         Rate
                                 ---------        ----    -----------       -----     ---------        ----
                                                            (Dollars in thousands)
Noninterest bearing
   demand deposits               $  2,545         --     $     1,902        --        $   1,395         --
Interest bearing and money
   market demand deposits          48,766        2.88%        45,649        2.45%        45,109        2.72%
Savings deposits                   63,028        2.58         67,926        3.00         68,459        3.12
Time deposits                     268,235        5.58        265,967        5.80        261,901        5.92
                                 =========       ====    ===========        ====      =========        ====
Totals                           $382,574        4.70%   $   381,444        4.87%     $ 376,864        5.00%
                                 ========        ====    ===========        ====      =========        ====

         The following table sets forth the maturities of First Defiance's certificates of deposit having principal amounts of $100,000 or more at December 31, 1997.

                        Certificates of deposit maturing
                               in quarter ending:
--------------------------------------------------------------------------------
                                                                (In thousands)
March 31, 1998                                                    $  7,584
June 30, 1998                                                        4,171
September 30, 1998                                                   6,475
December 31, 1998                                                    3,021
After December 31, 1998                                              8,626
                                                                  --------
Total certificates of deposit with balances of $100,000 or
   more                                                           $ 29,877
                                                                  ========

The following table details the deposit accrued interest payable as of December 31:

                                                         1997           1996
                                                     ---------------------------
Checking and money market accounts                   $   71,687     $   49,502
Passbook Accounts                                         3,882           --
Certificates                                          1,325,698        166,811
                                                     ==========     ==========
                                                     $1,401,267     $  216,313
                                                     ==========     ==========

For additional information regarding First Defiance's deposits see Note 9 to the financial statements.

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

           The following table sets forth certain information as to First Defiance's FHLB advances at the dates indicated.

                                                        December 31
                                          1997             1996          1995
                                      ------------------------------------------
                                                 (Dollars in thousands)
Long-term:
   FHLB advances                      $    4,529      $    5,601      $   6,842
   Weighted average interest rate           6.57%           6.58%          6.70%
Short-term:
   FHLB advances                          67,136          35,220           --
   Weighted average interest rate           5.85%           6.28%          --

         The following table sets forth the maximum month-end balance and average balance of First Defiance's FHLB advances during the periods indicated.

                                                             Year ended December 31
                                                         1997         1996         1995
                                                       ---------------------------------
                                                             (Dollars in thousands)
Long-term:
   Maximum balance                                     $ 5,601      $ 6,842      $12,641
   Average balance                                       4,529        6,115        9,881
   Weighted average interest rate of FHLB advances        6.19%        6.59%        7.28%

Short-term:

   Maximum balance                                      70,135       35,220       18,000
   Average balance                                      53,039        8,310        8,154
   Weighted average interest rate of FHLB advances        5.77%        5.59%        6.19%

         $3.2 million of First Defiance's outstanding long-term FHLB advances were obtained in the first calendar quarter of 1992 as part of the Company's asset and liability management strategy and $1.3 million were obtained in the fourth quarter in 1995 as part of the FHLB's Affordable Housing Program. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $67.1 and $35.2 million in short-term advances outstanding at December 31, 1997 and 1996, respectively. First Defiance borrows funds under a variety of programs at the FHLB. At December 31, 1997, $30 million was outstanding under First Defiance's REPO Advance line of credit. The total available under the REPO line is $30 million. Amounts are generally borrowed under the REPO line on an overnight basis. An additional $13.8 million was borrowed under the FHLB's Cash Management Advance
(CMA) program at a variable rate. Amounts borrowed under the CMA program mature within 90 days. The $23.4 million of other advances are borrowed under the FHLB's short-term fixed or LIBOR based programs.

Average Balances, Interest Rates and Yields

The following table presents for the periods indicated the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Dividends received on Federal Home Loan Bank stock are included as interest income. The table does not reflect the effect of income taxes.

                                                                               Year Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                          1997                          1996                         1995
                                             ---------------------------------------------------------------------------------------
                                             Average              Yield/   Average                Yield/  Average             Yield/
                                             Balance    Interest  Rate(1)  Balance    Interest    Rate    Balance  Interest    Rate
                                             ---------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
Interest-Earning Assets
   Loans receivable                          $428,550   $37,302    8.70%   $399,949    $34,635    8.66%   $367,773   $32,003   8.70%
   Securities                                 103,304     6,556    6.35     107,702      6,622    6.15     106,120     6,562   6.18
   Dividends on FHLB stock                      3,355       242    7.21       2,955        207    7.00       2,798       191   6.82
                                             ---------------------------------------------------------------------------------------
   Total interest-earning assets              535,209    44,100    8.24     510,606     41,464    8.12     476,691    38,756   8.13
Non-interest-earning assets                    25,500                        18,257                         12,927
                                             --------                      --------                       --------
Total assets                                 $560,709                      $528,863                       $489,628
                                             ========                      ========                       ========

Interest-Bearing Liabilities
   Deposits                                  $382,574    17,992    4.70    $381,444    $18,579    4.87    $376,864   $18,857   5.00
   FHLB advances                               58,100     3,394    5.84      15,828        880    5.56      19,036     1,432   7.52
                                             ---------------------------------------------------------------------------------------
   Total interest-bearing liabilities         440,674    21,386    4.85     397,272     19,459    4.90     395,900    20,289   5.12
Non-interest-bearing liabilities                4,804                         4,311                          3,855
                                             --------                      --------                       --------
Total liabilities                             445,478                       401,583                        399,755
Stockholders' equity                          115,231                       127,280                         89,873
                                             --------                      --------                       --------
Total liabilities and stockholders' equity   $560,709                      $528,863                       $489,628
                                             ========                      ========                       ========
Net interest income; interest rate spread               $22,714    3.39%               $22,005    3.22%              $18,467   3.01%
                                                        ===============                ===============               ==============
Net interest margin (2)                                            4.24%                          4.31%                        3.87%
                                                                  =====                          =====                        =====
Average interest-earning assets to average
   interest-bearing liabilities                                     121%                          129%                         120%
                                                                  =====                          =====                        =====

(1) At December 31, 1997, the yields earned and rates paid were as follows: loans receivable, 8.64%; securities, 6.37%; other interest-earning assets, 7.25%; total interest-earning assets, 8.21%; deposits, 4.72%; FHLB advances, 5.86%; total interest-bearing liabilities, 4.89%; and interest rate spread 3.31%.
(2) Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected First Defiance's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) change in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                            Year Ended December 31,
                                             -----------------------------------------------------------------------------------
                                                          1997 vs. 1996                             1996 vs. 1995
                                             ----------------------------------------- -----------------------------------------
                                               Increase      Increase                    Increase      Increase
                                              (decrease)    (decrease)      Total       (decrease)    (decrease)      Total
                                                due to        due to       increase       due to        due to       increase
                                                 rate         volume      (decrease)       rate         volume      (decrease)
                                             ------------- ------------- ------------- ------------- ------------- -------------
                                                                                 (In thousands)
Interest-Earning Assets
   Loans                                        $   190       $ 2,477       $ 2,667       $  (146)      $ 2,778       $ 2,632
   Securities                                       204          (270)          (66)          (29)           89            60
   FHLB stock                                         7            28            35             5            11            16
                                                =======       =======       =======       =======       =======       =======
   Total interest-earning assets                $   402       $ 2,234       $ 2,636       $  (170)      $ 2,878       $ 2,708
                                                =======       =======       =======       =======       =======       =======

Interest-Bearing Liabilities
   Deposits                                     $  (642)      $    55       $  (587)      $  (522)      $   244       $  (278)
   FHLB advances                                    164         2,350         2,514          (335)         (217)         (552)
                                                =======       =======       =======       =======       =======       =======
   Total interest-bearing liabilities           $  (478)      $ 2,405       $ 1,927       $  (857)      $    27       $  (830)
                                                =======       =======       =======       =======       =======       =======

Increase (decrease) in net interest income                                  $   709                                   $ 3,538
                                                                            =======                                   =======

                                              ---------------------------------------
                                                            1995 vs. 1994
                                              ---------------------------------------
                                                Increase      Increase
                                               (decrease)    (decrease)       Total
                                                 due to        due to       increase
                                                  rate         volume      (decrease)
                                              ------------- ------------- -----------
Interest-Earning Assets
   Loans                                        $   732      $ 2,091       $ 2,823
   Securities                                       632         (150)          482
   FHLB stock                                        30           (1)           29
                                                =======      =======       =======
   Total interest-earning assets                $ 1,394      $ 1,940       $ 3,334
                                                =======      =======       =======

Interest-Bearing Liabilities
   Deposits                                     $ 3,283      $    94       $ 3,377
   FHLB advances                                    137         (153)          (16)
                                                =======      =======       =======
   Total interest-bearing liabilities           $ 3,420      $   (59)      $ 3,361
                                                =======      =======       =======

Increase (decrease) in net interest income                                 $   (27)
                                                                           =======

Subsidiaries

         The Company has two wholly-owned subsidiaries, First Federal and First Defiance Service Company ("First Defiance Service"). First Defiance Service was established to provide customers with certain uninsured financial service products through an affiliation with a third party vendor. Total fees collected in 1997 by First Defiance Service were less than $4,000.

Employees

         First Defiance had 139 full-time employees and 36 part-time employees at December 31, 1997. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

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

                                   REGULATION

         General. First Defiance, as the holding company of First Federal, is subject to regulation, examination and oversight by the OTS and is required to submit periodic reports to the OTS. As a savings association organized under the laws of the United States, First Federal is also subject to regulatory oversight by the OTS, and, because First Federal's deposits are insured by the FDIC, First Federal is also subject to examination and regulation by the FDIC. First Federal must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. First Federal is a member of the FHLB of Cincinnati.

        Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and First Federal may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which First Federal may engage and would probably subject First Federal to more regulation by the FDIC. In addition, First Defiance might become subject to a different form of holding company regulation which may limit the activities in which First Defiance may engage and subject First Defiance to additional regulatory requirements, including separate capital requirements. First Defiance cannot predict when or whether Congress may actually pass legislation regarding First Defiance's and First Federal's regulatory requirements or charter. Although such legislation may change the activities in which First Defiance and First Federal may engage, it is not anticipated that the current activities of either First Defiance or First Federal will be materially affected by those activity limits.

         Office of Thrift Supervision. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally chartered savings associations and all other savings associations, the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. It also promulgates regulations that prescribe the permissible investments and activities of federally chartered savings associations, including the type of lending that such associations may engage in and the investments in real estate, subsidiaries and securities they may make. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Federally chartered savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. First Federal has received a "satisfactory" examination rating under those regulations.

         OTS Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 1997, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                  At December 31, 1997
                                            Amount                    Percent
                                            ------                    -------
                                        (In thousands)
Tangible capital                            $80,284                    13.65%
Requirement                                   8,821                     1.50
                                            -------                    -----
Excess                                      $71,463                    12.15%
                                            =======                    =====

Core capital                                $80,284                    13.65%
Requirement                                  17,642                     3.00
                                            -------                    -----
Excess                                      $62,642                    10.65%
                                            =======                    =====

Total capital                               $82,473                    21.55%
Risk-based requirement                       30,613                     8.00
                                            -------                    -----
Excess                                      $51,860                    13.55%
                                            =======                    =====

         Current capital requirements call for tangible capital (which for First Federal is equity capital under generally accepted accounting principles plus the unrealized losses on available-for-sale securities less servicing assets and deferred tax assets) of 1.5% of adjusted total assets, core capital (which for First Federal consists of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for First Federal consists of core capital plus general valuation reserves of $2.189 million) of 8% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. First Federal does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. First Federal's current core capital level is 13.65% of adjusted total assets.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to the interest rate risk component. First Federal does not currently qualify for such exemption. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of at least 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 4% and core capital of at least 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible equity of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such an association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business.
Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at December 31, 1997, meets the standards for a well-capitalized institution.

         Federal law prohibits an insured institution from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized or (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Tier 2 consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements, as such requirements are defined by OTS regulations. Associations in this category may make capital distributions of up to 75% of net income over the four most recent quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution.

         First Federal meets the requirements for a Tier 1 Association and has not been notified of any need for more than normal supervision. As a subsidiary of First Defiance, First Federal is required to give the OTS 30 days notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. First Federal paid no dividends to First Defiance during 1997.

         In January 1998, the OTS issued a proposal to amend the capital distribution limits. Under that proposal, an association owned by a holding company would still be required to provide either a notice or an application to the OTS, although under certain circumstances a savings association without a holding company having an examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if it would remain adequately capitalized after the distribution is made.

         Liquidity. OTS regulations require that each savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of First Federal, as computed under current regulations, at December 31, 1997, was $72.7 million, or 15.3% and exceeded the 4.0% liquidity requirement by approximately $54.5 million.

         Qualified Thrift Lender Test. Savings associations are required to meet the Qualified Thrift Lender ("QTL") Test. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At December 31, 1997, First Federal met the QTL Test.

         Lending Limit. OTS regulations generally limit the aggregate amount that a savings association may lend to one borrower (the "Lending Limit") to an amount equal to 15% of the savings association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." At December 31, 1997, First Federal was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at December 31, 1997.

         All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at December 31, 1997.

        Federal Deposit Insurance Corporation Regulations. The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. First Federal is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. First Federal paid a special assessment of $2.5 million, which was accounted for and recorded as of September 30, 1996. BIF assessments for healthy banks in 1997 were $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 were $.064 per $100 in deposits. First Federal paid $194,000 in SAIF assessments in 1997 compared to $872,000 in 1996, exclusive of the special assessment.

         FRB Reserve Requirements. FRB regulations currently require that reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At December 31, 1997, First Federal was in compliance with its reserve requirements.

         Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $3.8 million at December 31, 1997.

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

         Holding Company Regulation. First Defiance is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, First Defiance is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1997, First Federal met the QTL Test.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         If First Defiance were to acquire control of another savings institution, other than through a merger or other business combination with First Federal, First Defiance would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings association meets the QTL Test, the activities of First Defiance and any of its subsidiaries (other than First Federal or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). The OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         Merger Moratorium Statute. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations with significant ties to Ohio. The statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between such an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares that resulted in such person first becoming an Interested Shareholder.

         After the initial three-year moratorium, such a business combination may not occur unless (1) an exception specifically enumerated in the statute is applicable to the combination, (2) the combination is approved, at a meeting held for such purpose, by the affirmative vote of the holders of the issuing public corporation entitling them to exercise at least two-thirds of the voting power of the issuing public corporation in the election of directors or of such different proportion as the articles may provide, provided the combination is also approved by the affirmative vote of the holders of at least a majority of the disinterested shares, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. The Articles of Incorporation of First Defiance do not opt out of the protection afforded by Chapter 1704.

         Control Share  Acquisition.  Section  1701.831 of the Ohio Revised Code
(the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33 1/3%, or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by (a) the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present, and (b) a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         Takeover Bid Statute. Ohio law provides that an offeror may not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statute also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

                                    TAXATION

Federal Taxation

         The Company and First Federal are each subject to the federal tax laws and regulations which apply to corporations generally. Certain thrift institutions, including First Federal, were, however, prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or the reserve method of Section 593 of the Code under which a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or
(ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax year 1995, First Federal used the percentage of taxable income method.

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

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Any adjustment under Section 481(a) of the Code required to be recaptured with respect to such change generally will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (ie., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

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

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1997, First Federal's pre-1988 reserves for tax purposes totaled approximately $9.52 million.

         The tax returns of First Federal have been audited or closed without audit through the tax year ended December 31, 1993. In the opinion of management, any examination of open returns would not result in a deficiency which would have a material adverse effect on the financial condition of First Federal.

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

         A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,00 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

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

Item 2.  Properties

         At December 31, 1997, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and nine other full service branches in northwestern Ohio.

         First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio.

         The following table sets forth certain information with respect to the office and other properties of the Company at December 31, l997. See Note 8 to the Consolidated Financial Statements.

                                                 Net book value
Description/address             Leased/owned     of property           Deposits
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Main Office                        Owned           $ 6,204             $166,114
601 Clinton Street
Defiance, OH

Branch Offices
204 E. High Street                 Owned             1,240               77,566
Bryan, OH

211 S. Fulton Street               Owned               877               36,085
Wauseon, OH

625 Scott Street                   Owned             1,778               62,760
Napoleon, OH

1050 East Main Street              Owned               650               18,036
Montpelier, OH

926 East High Street               Owned               126                7,265
Bryan, OH

1333 Woodlawn                      Owned                82               14,220
Napoleon, OH

825 N. Clinton Street              Owned               412                8,870
Defiance, OH

Inside Super K-Mart                Leased              177                2,740
190 Stadium Dr.
Defiance, OH

905 N. Williams St.                Leased                -                1,666
Paulding, OH
                                                  ==============================
                                                  $11,546              $395,322
                                                  ==============================

Item 3.  Legal Proceedings

         First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.


Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of l997.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference from page 36 of First Defiance's Annual Report to Stockholders for fiscal 1997 ("Annual Report"), which is included herein as Exhibit 13.

Item 6.  Selected Financial Data

         The information required herein is incorporated by reference from pages 6 through 7 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from pages 8 through 13 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

         The financial statements required herein are incorporated by reference from pages 15 through 36 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required herein is incorporated by reference from page 7 through 11 of the definitive proxy statement dated March 23, 1998. Otherwise, the requirements of this Item 10 are not applicable.

Item 11. Executive Compensation

         The information required herein is incorporated by reference from page 14 of the definitive proxy statement dated March 23, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference from page 3 of the definitive proxy statement dated March 23, 1998.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from page 22 of the definitive proxy statement dated March 23, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1)    Financial Statements

         The following financial statements are incorporated herein by reference from pages 14 through 36 of the Annual Report:

         Report of Independent Auditors


         Consolidated Statements of Financial Condition as of December 31, 1997 and 1996

         Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

       (3)    Exhibits

         The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

     Exhibit
     Number             Description                                                  Page
------------------------------------------------------------------------------------------
        3.1       Articles of Incorporation                                            *
        3.2       Form of Code of Regulations                                          *
        3.2       Bylaws                                                               *
        4.1       Specimen Stock Certificate                                           *
       10.1       1996 Stock Option Plan                                              **
       10.2       1996 Management Recognition Plan and Trust                          ***
       10.3       1993 Management Recognition Plan and Trust                           *
       10.4       1993 Stock Incentive Plan                                            *
       10.5       1993 Directors' Stock Option Plan                                    *
       10.6       Employment Agreement with Don C. Van Brackel                         *
         13       Annual Report to Shareholders and Notice of Annual Meeting of
                     Shareholders and Proxy Statement                                 E-1
       21.1       List of Subsidiaries of the Company                                 E-64
       23.1       Consent of Independent Auditors                                     E-66

* Incorporated herein by reference to the like numbered exhibit in the Registrant's Form S-1 (File No. 33-93354).

**     Incorporated  herein  by  reference  to  Appendix  A to  the  1996  Proxy
       Statement.


***    Incorporated  herein  by  reference  to  Appendix  B to  the  1996  Proxy
       Statement.

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



                                                  FIRST DEFIANCE FINANCIAL CORP.


March 27, 1998                                    By:   /s/ Don C. Van Brackel
                                                        ----------------------
                                                        Don C. Van Brackel
                                                        Chairman, President, CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

     Signature                                            Title
     ---------                                            -----

/s/ Don C. Van Brackel                        Chairman of the Board, President
----------------------                        and CEO
Don C. Van Brackel

/s/ John C. Wahl                              Senior Vice President and CFO
----------------
John C. Wahl

/s/ Edwin S. Charles                          Director, Vice Chairman
--------------------
Edwin S. Charles

/s/ Stephen L. Boomer                         Director
---------------------
Stephen L. Boomer

/s/ Dr. Douglas A. Burgei                     Director
-------------------------
Dr. Douglas A. Burgei

/s/ Dr. John U. Fauster, III                  Director
----------------------------
Dr. John U. Fauster, III

/s/ Dr. Marvin J. Ludwig                      Director
------------------------
Dr. Marvin J. Ludwig

/s/ Gerald W. Monnin                          Director
--------------------
Gerald W. Monnin

/s/ Thomas A. Voigt                           Director
-------------------
Thomas A. Voigt

/s/ James M. Zachrich                         Director
---------------------
James M. Zachrich