Form 10-Q
period 1998-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 1998-05-15
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For Period Ended March 31, 1998


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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 8,123,168 shares outstanding at May 11, 1998.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX


PART I.-FINANCIAL INFORMATION

 Item 1.           Consolidated Condensed Financial Statements (Unaudited):

                   Consolidated Condensed Statements of Financial
                   Condition - March 31, 1998 and December 31, 1997

                   Consolidated Condensed Statements of Income -
                   Three months ended March 31, 1998 and 1997

                   Consolidated Condensed Statement of Changes in
                   Stockholders' Equity - Three months ended
                   March 31, 1998

                   Consolidated Condensed Statements of Cash Flows
                   - Three months ended Mach 31, 1998 and 1997

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

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                                FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Financial Condition
                                         (UNAUDITED)
                        (Amounts in Thousands, except for share data)



                                                         March 31, 1998    December 31, 1997
                                                         --------------    -----------------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions ...................         $  5,387         $  8,149
     Interest-bearing deposits .....................            2,617              848
                                                             --------         --------
                                                                8,004            8,997
Securities:
     Available-for-sale, carried at fair value .....           71,813           82,436
     Held-to-maturity, carried at amortized cost
         (approximate fair value $20,201 and $21,370
         at March 31, 1998 and December 31,
         1997, respectively) .......................           19,745           20,953
                                                             --------         --------
                                                               91,558          103,389
Loans held for sale (at lower of cost or fair value,
     approximate  fair value $2,158 and $89 at March
     31, 1998 and December 31, 1997, respectively) .            2,140               88
Loans receivable, net ..............................          448,796          441,823
Accrued interest receivable ........................            3,429            3,480
Federal Home Loan Bank stock .......................            3,832            3,764
Premises and equipment .............................           17,820           16,799
Deferred federal income taxes ......................              371              415
Real estate, mobile homes and other
     assets held for sale ..........................              506              541
Other assets .......................................            1,015              402
                                                             --------         --------

                                                             $577,471         $579,698
                                                             ========         ========

See accompanying notes.

                               FIRST DEFIANCE FINANCIAL CORP.

                  Consolidated Condensed Statements of Financial Condition
                                         (UNAUDITED)
                        (Amounts in Thousands, except for share data)



                                                         March 31, 1998   December 31, 1997
                                                         --------------   -----------------
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Deposits .........................................         $ 402,797          $ 395,322
Advances from Federal Home Loan Bank .............            66,521             71,665
Other liabilities ................................             6,288              5,826
                                                           ---------          ---------
Total liabilities ................................           475,606            472,813

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued ......................................              --                 --
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 8,123,168 and
     and 8,529,686 shares outstanding at March 31,
     1998 and December 31, 1997, respectively ....                81                 85
Additional paid-in capital .......................            62,270             65,726
Stock acquired by ESOP ...........................            (4,302)            (4,534)
Stock acquired by Management
     Recognition Plan ............................            (1,260)            (1,387)
Net unrealized losses on available-for-sale
     securities, net of income taxes
     of $21 and $25 at March 31,1998
      and December 31, 1997, respectively ........               (41)               (50)
Retained earnings - substantially restricted .....            45,117             47,045
                                                           ---------          ---------
Total stockholders' equity .......................           101,865            106,885
                                                           ---------          ---------

Total liabilities and stockholders' equity .......         $ 577,471          $ 579,698
                                                           =========          =========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

                                                            Three Months Ended
                                                                  March 31
                                                           1998            1997
                                                         -------         -------
Interest income:
      Loans ....................................         $ 9,753         $ 9,031
      Securities ...............................           1,580           1,558
      Interest-bearing deposits ................               9              11
                                                         -------         -------
Total interest income ..........................          11,342          10,601

Interest expense:
     Deposits ..................................           4,556           4,347
     Federal Home Loan Bank
       advances and other borrowings ...........             971             619
                                                         -------         -------
Total interest expense .........................           5,527           4,966
                                                         -------         -------

Net interest income ............................           5,815           5,635
Provision for loan losses ......................             448             365
                                                         -------         -------

Net interest income after provision
     for loan losses ...........................           5,367           5,270

Non-interest expense ...........................           3,559           3,254
Non-interest income ............................             484             336
                                                         -------         -------
Income before federal income taxes .............           2,292           2,352
Federal income taxes ...........................             784             795
                                                         -------         -------

Net income .....................................         $ 1,508         $ 1,557
                                                         =======         =======

Earnings Per Share: (Note 4)
     Basic .....................................         $   .20         $   .18
                                                         =======         =======
     Diluted ...................................         $   .19         $   .17
                                                         =======         =======

Dividends declared per share (Note 3) ..........         $   .09         $   .08
                                                         =======         =======
Average number of shares outstanding: (Note 4)
     Basic .....................................           7,606           8,597
                                                         =======         =======
     Diluted ...................................           7,985           8,911
                                                         =======         =======

                                             FIRST DEFIANCE FINANCIAL CORP.

                           Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                       (UNAUDITED)
                                                 (Amounts in Thousands)



                                                                                                  Stock Acquired By
                                                                                             ---------------------------
                                                                           Additional                         Management
                                                          Common             Paid-in                         Recognition
                                                           Stock             Capital           ESOP              Plan
                                                         --------          --------          --------          --------
Balance at December 31, 1997 ...................         $     85          $ 65,726          $ (4,534)         $ (1,387)

Comprehensive income:
   Net Income
   Other comprehensive income, net of tax:
           ESOP shares released ................                                180               232
           Change in unrealized losses
              net of income taxes of $4
           Amortization of deferred compensation
              of Management Recognition Plan ...                                                                   127
Total comprehensive income

Stock issued under Option Plan .................                                207

Purchase of common stock for
    treasury ...................................               (4)           (3,843)

Dividends declared (Note 3)
                                                         --------          --------          --------          --------


Balance at March 31, 1998 ......................         $     81          $ 62,270          $ (4,302)         $ (1,260)
                                                         ========          ========          ========          ========

See accompanying notes

                                     FIRST DEFIANCE FINANCIAL CORP.

             Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                               (UNAUDITED)
                                         (Amounts in Thousands)



                                                    Net Unrealized
                                                        losses on                            Total
                                                      available-for-       Retained       Stockholders'
                                                     sale securities       Earnings          Equity
                                                     ---------------       --------          ------
Balance at December 31, 1997 ..................         $    (50)         $ 47,045          $106,885

Comprehensive income:
   Net Income .................................                              1,508             1,508
   Other comprehensive income, net of tax:
          ESOP shares released ................                                                  412
          Change in unrealized losses
             net of income taxes of $4 ........               (9)                                 (9)
          Amortization of deferred compensation
             of Management Recognition Plan ...                                                  127
Total comprehensive income ....................                                                2,038

Stock issued under Option Plan ................                                                  207

Purchase of common stock for
    treasury ..................................                             (6,598)           (2,751)

Dividends declared (Note 3) ...................                               (685)             (685)
                                                        --------          --------          --------

Balance at March 31, 1998 .....................         $    (41)         $ 45,117          $101,865
                                                        ========          ========          ========

See accompanying notes

                            FIRST DEFIANCE FINANCIAL CORP.

                    Consolidated Condensed Statements of Cash Flows
                                      (UNAUDITED)
                                (Amounts in Thousands)

                                                                     Three Months
                                                                    Ended March 31,
                                                                  1998          1997
                                                               --------      --------
Operating Activities
Net income ...............................................     $  1,508      $  1,557
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses ...........................          446           365
     Provision for depreciation, amortization of premiums
        and accretion of discounts on securities .........          257           109
     Gain on sale or call of available-for-sale securities         --              (7)
     Gain on sale of loans ...............................         (119)          (31)
     Amortization of Management Recognition Plan
        deferred compensation ............................          127           180
     Release of ESOP Shares ..............................          412           235
     Deferred federal income tax (credit) ................           40          (169)
     Proceeds from sale of loans .........................        7,486         2,027
     Originations of loans held for sale .................       (9,419)       (2,079)
     Increase in interest receivable and other assets ....         (562)         (195)
     Increase in other liabilities .......................          496           693
                                                               --------      --------
Net cash provided by operating activities ................          672         2,685

Investing activities
Proceeds from maturities of held-to-maturity securities ..        1,193         1,216
Proceeds from maturities of available-for-sale securities        14,000         3,065
Proceeds from sales of available-for-sale securities .....           48         1,100
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale ..........................          603           306
Purchases of available-for-sale securities ...............       (3,398)          (50)
Purchases of Federal Home Loan Bank stock ................          (68)          (54)
Purchases of office properties and equipment .............       (1,276)       (1,992)
Net increase in loans receivable .........................       (7,988)       (6,106)
                                                               --------      --------
Net cash used in investing activities ....................        3,114        (2,515)

                              FIRST DEFIANCE FINANCIAL CORP.
                Consolidated Condensed Statements of Cash Flows (Continued)
                                        (UNAUDITED)
                                  (Amounts in Thousands)


                                                                      Three Months Ended
                                                                           March 31,
                                                                        1998        1997
                                                                     -------      -------
Financing Activities
Net increase (decrease) in deposits ............................       7,475       (4,264)
Repayment of Federal Home Loan Bank long-term advances .........        (169)        (169)
Net increase (decrease) in Federal Home Loan Bank
     short-term advances .......................................      (4,975)       6,000
Purchase of common stock for treasury ..........................      (6,598)        (576)
Cash dividends paid ............................................        (719)        (709)
Proceeds from exercise of stock options ........................         207            5
                                                                     -------      -------
Net cash provided by financing activities ......................      (4,779)         287
                                                                     -------      -------
Increase (Decrease) in cash and cash equivalents ...............        (993)         457
Cash and cash equivalents at beginning of period ...............       8,997        4,752
                                                                     -------      -------

Cash and cash equivalents at end of period .....................     $ 8,004      $ 5,209
                                                                     =======      =======

Supplemental cash flow information:
Interest paid $ ................................................       5,773      $ 4,915
                                                                     =======      =======
Income taxes paid ..............................................     $  --        $  --
                                                                     =======      =======
Transfers from loans to real estate, mobile homes
     and other assets held for sale ............................     $   568      $   540
                                                                     =======      =======
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities .............     $    (4)     $   160
                                                                     =======      =======
Noncash investing activities:
Decrease (increase) in net unrealized loss on available-for-sale
     securities ................................................     $    13      $  (466)
                                                                     =======      =======
Noncash financing activities:
Cash dividends declared but not paid ...........................     $   685      $   705
                                                                     =======      =======

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                          (Unaudited at March 31, 1998)


1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company") and its wholly owned savings and loan, First Federal Savings and Loan ("First Federal"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 1997 has been derived from the audited financial statements at that date.

     The accompanying consolidated condensed financial statements as of March 31, 1998 and for the three month periods ending March 31, 1998 and 1997 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's annual report for the year ended December 31, 1997. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.

3.   Dividends on Common Stock

     As of March 31, 1998, First Defiance had declared a quarterly cash dividend of $.09 per share for the first quarter of 1998, payable April 23, 1998.

4.   Earnings Per Share

     Basic earnings per share as disclosed under Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 1998 and 1997. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share as of March 31, 1998 and 1997, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                          (Unaudited at March 31, 1998)

4.   Earnings Per Share - continued

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended
                                                                  March 31,
                                                              1998         1997
                                                             ------       ------
Numerator for basic and diluted earnings per
  share - net income .................................       $1,508       $1,557
                                                             ------       ------
Denominator:
   Denominator for basic earnings per share -
     weighted average shares .........................        7,606        8,597
   Effect of dilutive securities:
     Employee stock options ..........................          268          218
     Unvested Management Recognition Plan stock ......          111           96
                                                             ------       ------
   Dilutive potential common shares ..................          379          314
                                                             ------       ------
   Denominator for diluted earnings per share -
     Adjusted weighted average shares and assumed
     Conversions .....................................        7,985        8,911
                                                             ------       ------
   Basic earnings per share ..........................       $  .20       $  .18
                                                             ------       ------
   Diluted earnings per share ........................       $  .19       $  .17
                                                             ------       ------

5.   Stock Option Disclosures

     FAS Statement No. 123, "Accounting for Stock-Based Compensation." requires either: (a) recognition of compensation cost in earnings for stock-based compensation plans based upon their fair value; or (b) pro forma disclosures of what earnings and per share amounts would have been had the fair value method been used for expense recognition. First Defiance has elected to use the pro forma disclosure option. As provided in Statement No. 123, the disclosure provisions for companies electing pro forma disclosures are not required to be applied in interim reports which do not include a complete set of financial statements.

6.    New Accounting Standard

     As of March 31, 1998 the Company adopted FAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with shareholders) and includes net income, net unrealized gains or losses on available-for-sale securities, and reductions in the Management Recognition Plan ("MRP") and Employee Stock Ownership Plan ("ESOP") suspense accounts. As this new standard only requires additional information in the financial statements, it does not affect the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance is a holding company which conducts business through its wholly owned subsidiary, First Federal Savings and Loan, Defiance Ohio, which is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily secured by single-family residences primarily located in the five counties in which its offices are located and in contiguous Putnam County. Single family residential mortgage loans amounted to $262.5 million or 57.2% of First Defiance's total loan portfolio at March 31, 1998. To a lesser extent, First Defiance originates other real estate loans secured by non-residential real estate and construction loans, which amounted to $39.9 million or 8.7% of total loans at March 31, 1998. Approximately 34.1% or $156.7 million of First Defiance's loan portfolio as of March 31, 1998 consisted of non-real estate loans including consumer finance loans, primarily automobile loans, which amounted to $71.1 million or 15.5% of the total loan portfolio, commercial loans, which amounted to $32.1 million or 7.0% of the total loan portfolio and mobile home loans which amounted to $25.3 million or 5.5% of the total loan portfolio.

First Defiance is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation ("Freddie Mac"). First Defiance sold 101 and 27 loans during the three months ended March 31, 1998 and 1997. The Company realized a gain on sale of those loans of approximately $119,000 and $31,000 for three months ended March 31, 1998 and 1997 respectively. Fixed rate loans with a maturity of 20 years which meet the Freddie Mac underwriting guidelines are classified as available-for-sale loans. First Defiance retains the servicing rights on all mortgage loans sold. Mortgage servicing rights capitalized at March 31, 1998 amounted to approximately $252,000.

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

Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $19.7 million at March 31, 1998. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $71.8 million at March 31, 1998. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($45.9 million), corporate bonds ($10.1 million), certain municipal obligations ($2.9 million), adjustable-rate mortgage backed security mutual funds ($8.9 million) and CMOs and REMICs ($4.0 million). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $62,000 at March 31, 1998, $41,000 after considering the related deferred tax benefit. For the three months ended March 31, 1998, unrealized losses have decreased by $13,000 ($9,000 after tax).

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

Changes in Financial Condition
At March 31, 1998, First Defiance's total assets, deposits and stockholders' equity amounted to $577.5 million, $402.8 million and $101.9 million, respectively, compared to $579.7 million, $395.3 million and $106.9 million, respectively, at December 31, 1997. Net loans receivable have increased from $441.8 million at December 31, 1997 to $448.8 million at March 31, 1998. This increase was funded primarily with maturing securities. Securities decreased from $103.4 million at December 31, 1997 to $91.6 million at March 31, 1998 as a result of U.S. Agency securities being called prior to maturity. Proceeds from those calls were used to fund loan growth and pay down advances from the Federal Home Loan Bank ("FHLB") rather than being reinvested at current rates. As a result, FHLB advances decreased from $71.7 million at December 31, 1997 to $66.5 million at March 31, 1998. First Defiance completed its sixth 5% stock repurchase during the first quarter of 1998. As of March 31, 1998, First Defiance has repurchased 426,384 shares of its own stock during 1998 for a total cost of $6.6 million, an average of $15.47 per share.

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

                                                         Three Months Ended March 31,
                                      ---------------------------------------------------------------
                                                   1998                              1997
                                      -----------------------------      ----------------------------
                                       Average               Yield        Average              Yield
                                       Balance    Interest   Rate(1)      Balance   Interest   Rate(1)
                                       -------    --------   -------      -------   --------   -------
Interest-earning assets:
   Loans receivable                    $445,502     $9,753    8.76%       $418,931   $9,031     8.62%
   Securities                            98,883      1,589    6.43         100,011    1,558     6.23
   Dividends on FHLB stock                3,765         67    7.12           2,982       54     7.24
                                       --------     ------                --------   ------
   Total interest-earning assets        548,150     11,409    8.33         521,924   10,643     8.16
Non-interest-earning assets              27,622                             21,642
                                       --------                           --------
Total assets                           $575,772                           $543,566
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $397,758     $4,556    4.58%       $378,124   $4,347     4.60%
   FHLB advances and other               66,797        971    5.81          43,795      619     5.65
                                       --------     ------                --------   ------
   Total interest-bearing liabilities   464,555      5,527    4.76         421,919    4,966     4.71
                                                    ------    ----                   ------     ----
Non-interest-bearing liabilities          5,783                              3,981
                                       --------                           --------
   Total liabilities                    470,338                            425,900
Stockholders' equity                    105,434                            117,590
                                       --------                           --------
   Total liabilities and stock-
      holders' equity                  $575,772                           $543,566
                                       ========                           ========
Net interest income; interest
   rate spread                                      $5,882    3.57%                  $5,677     3.45%
                                                    ======    =====                  ======     =====
Net interest margin (2)                                       4.29%                             4.35%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 118%                              123%
                                                               ====                              ====
--------------

(1)  Annualized
(2) Net interest margin is net interest divided by average interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Results of Operations

Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997

Net interest income, the difference between revenue generated from interest earning assets and the interest cost of funding those assets, is First Defiance's primary source of earnings. For the three-month period ending March 31, 1998, net interest income increased to $5,815,000 from $5,635,000 for the same period in 1997. First Defiance's interest rate spread (the difference between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the 1998 first quarter was 3.57%, which was 12 basis points higher than the 1997 level of 3.45% for the same quarter.

The increase in net interest income was due primarily to a $26.6 million increase in the average balance of loans receivable for the quarter ended March 31, 1998 compared to the same period in 1997 and to an increase in the yield on both loans and investment securities. The yield on loans increased to 8.76% for the quarter ended March 31, 1998 compared to 8.62% for the same period in 1997. During that same period, the yield on investment securities increased by 20 basis points to 6.43% from 6.23%. Total interest income plus dividends on Federal Home Loan Bank stock was $11,409,000 for the three months ended March 31, 1998, a 7.2% increase from the same period in 1997 when the total was $10,643,000. Interest from loans increased to $9,753,000 for the three months ended March 31, 1998 from $9,031,000 for the three months ended March 31, 1997, an increase of 8.0%. Because of higher yields, earnings from investment securities increased slightly during the period compared to the year earlier quarter despite a $1.1 million decline in the average balance of securities outstanding for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997.

Interest expense increased by $561,000 to $5,527,000 for the quarter ended March 31, 1998 compared to the same period in 1997. This increase was due to a $23.0 million increase in the average balance of Federal Home Loan Bank advances outstanding, from $43.8 million for the three months ended March 31, 1997 to $66.8 million for the same period in 1998. These advances, which are used to fund loan growth, as well as other cash needs including stock repurchases, actually decreased from $71.7 million at December 31, 1997 to $66.5 million at March 31, 1998. The decrease in advances between December 31, 1997 and March 31, 1998 is primarily due to fact that the proceeds from agency securities which were called during the quarter were generally used to pay down advances. Interest expense also increased due to an increase in the average deposits outstanding, which increased to $397.8 million for the three months ended March 31, 1998 from $378.1 million for the same period in 1997. The cost of those deposits dropped two basis points, from an average of 4.60% in 1997 to an average of 4.58% in 1998.

The increase in net interest income for the 1998 first quarter compared to the same period in 1997 was partially offset by an increase in the provision from loan losses, which was $448,000 for the three months ended March 31, 1998 compared to $365,000 for the first three months of 1997. Provisions for loan losses are charged to earnings to bring the total allowance to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Non-performing assets, which include loans 90 days past due, loans deemed impaired and repossessed assets totaled $1.8 million at March 31, 1998, which is
 .31% of total assets. The allowance for loan losses at March 31, 1998 was $2.8 million compared to $2.7 million at December 31, 1997. For the quarter ended March 31, 1998, First Defiance charged off $413,000 of loans against its allowance and realized recoveries of $52,000 from loans previously charged off. During the same quarter in 1997, First Defiance charged off $285,000 in loans and realized recoveries of $31,000.

Total non-interest expense for the quarter ended March 31, 1998 was $3.6 million, compared to $3.3 million for the quarter ended March 31, 1997. Occupancy costs increased by $176,000 to $410,000 for the quarter ended March 31, 1998 from $234,000 for the same period in 1997. The increase relates primarily to depreciation expense on a major renovation to First Defiance's main branch and headquarters building in Defiance, Ohio which was completed in June of 1997. Also a new branch was opened in Hicksville, Ohio in February, 1998 and a temporary facility was operated in Paulding, Ohio beginning in September 1997 while a new permanent branch in that community was being constructed. That permanent branch was completed in April, 1998.

Other significant increases in non-interest expense were in mobile home loan servicing, which increased by $46,000 for the three months ended March 31, 1998 compared to the same period in 1997, and SAIF insurance premiums, which were $48,000 higher in the first quarter of 1998 compared to the first quarter of 1997. The increase in mobile home loan servicing was primarily the result of increased costs associated with repossessed mobile homes. The SAIF premiums were higher in 1998 than in 1997 because of the realization in the 1997 first quarter of credits for payments made in the fourth quarter of 1996. Compensation and benefits for the period were $1.80 million for the three months ended March 31, 1998, a slight decrease from the year earlier period when compensation and benefits totalled $1.82 million. Compensation and benefits declined despite the addition of the two new branches primarily because of lower contributions to the Company's ESOP plan and the termination of the Company's defined benefit plan in the fourth quarter of 1997.

Non-interest income was $485,000 for the quarter ended March 31, 1998 compared to $336,000 during the comparable period in 1997. Most of the increase related to gains on the sale of mortgage loans, which were $119,000 during the first quarter of 1998 compared to $31,000 in the first quarter of 1997. Also, loan and deposit fees increased to $274,000 in the first three months of of 1998 compared to $231,000 during the same period in 1997.

The Company has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 34.2% for the quarter ended March 31, 1998 compared to 33.8% for the first quarter of 1997.

As a result of the above factors, net income for the quarter ended March 31, 1998 was $1,508,000 compared to $1,557,000 for the quarter ended March 31, 1997. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 1998 was $.20 and $.19 respectively compared to $.18 and $.17 for the same period in 1997. The increase in earnings per share is attributable to a decrease in the average shares outstanding as a result of three five percent stock buy backs completed since the beginning of 1997. Average shares outstanding for the basic and diluted calculations were 7,606,000 and 7,985,000 respectively for the quarter ended March 31, 1998 compared to 8,597,000 and 8,911,000 respectively for the quarter ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

First Defiance's board of directors declared a dividend of $.09 per common share as of March 31, 1998. The dividend amounted to $731,085, including dividends on unallocated ESOP shares. It was paid on April 23, 1998. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Liquidity and Capital Resources
First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity substantially exceeded applicable liquidity requirements throughout the three-month period ended March 31, 1998.

First Defiance generated $672,000 of cash from operating activities during the first three months of 1997. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is lending, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, proceeds from the sale or maturity of securities, and borrowings from the Federal Home Loan Bank.

At March 31, 1998, First Defiance had $21.5 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $25.4 million committed under existing consumer and commercial lines of credit and standby letters of credit. At that date, the total amount of certificates of deposit that are scheduled to mature by March 31, 1999 is $206.5 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati are available as an additional source of borrowings.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at March 31, 1998 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 1998.

                                        Tangible        Core         Risk-Based
                                         Capital        Capital      Capital (1)
                                                 (Dollars in Thousands)

Regulatory capital ................     $  82,191      $  82,191      $  84,511
Minimum required regulatory
   capital ........................        12,329         23,272         30,778
                                        ---------      ---------      ---------
Excess regulatory capital .........     $  69,862      $  58,919      $  53,733
                                        =========      =========      =========
Regulatory capital as a
   percentage of assets (2) .......          14.1%          14.1%          22.0%
Minimum capital required as
   a percentage ...................           1.5            4.0            8.0
                                        ---------      ---------      ---------
Excess regulatory capital as a
   percentage in excess of
   requirement ....................          12.6%          10.1%          14.0%
                                        =========      =========      =========

------------
(1)  Reflects fully phased-in deductions from total capital.

(2) Tangible and core capital are computed as a percentage of adjusted total assets of $581.9 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $384.7 million.


FDIC Insurance
The deposits of First Federal are currently insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance for commercial bank deposits. Both the SAIF and the BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. First Federal's deposit insurance premiums for 1998 are approximately $0.064 per $100 of deposits.

                         FIRST DEFIANCE FINANCIAL CORP.
                                 DEFIANCE, OHIO

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

          First Defiance is not engaged in any legal proceedings of a material nature.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on April 22, 1998, in Defiance, Ohio the shareholders elected directors and ratified the appointment of Ernst & Young LLP as First Defiance's independent auditors for 1998. The following is a tabulation of all votes timely cast in person or by prosy by shareholders of First Defiance for the annual meeting:

          To elect directors to three-year terms:

          NOMINEE                    FOR            WITHHELD
          Stephen L. Boomer        6,411,899         41,514
          William J. Small         6,409,706         43,197
          Peter A. Diehl           6,393,299         59,604

          To ratify the appointment of Ernst & Young LLP as First Defiance's independent auditor for 1998:

                       FOR                   6,422,427
                       AGAINST                   7,359
                       ABSTAIN                  23,117

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          a. Reports on Form 8-K. On April 17, 1998, First Defiance Financial Corp. filed a current report on Form 8-K dated April 17, 1998, reporting, pursuant to Item 5 of such form, that First Defiance Financial Corp. and its wholly-owned subsidiary, First Federal Savings and Loan, and The Leader Mortgage Company, an Ohio corporation, entered into an Agreement and Plan of Reorganization which provides for the acquisition of Leader by First Defiance through the reverse merger of a subsidiary of First Defiance or First Federal with and into Leader ("the Merger"). The consummation of the Merger is subject to a number of conditions, including, but not limited to, the approval of the appropriate regulatory agencies and the approval of the requisite number of shareholders of Leader. The Agreement may be terminated by the Board of Directors of First Defiance or Leader if the Merger is not consumated before December 31, 1998.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                               First Defiance Financial Corp.
                                               (Registrant)


Date:  May 12, 1998                            By:  /s/ Don C. Van Brackel
       ------------                                 -----------------------
                                                    Don C. Van Brackel
                                                    Chairman, President and
                                                    Chief Executive Officer


Date:  May 12, 1998                            By:  /s/ John C. Wahl
       ------------                                 ----------------
                                                    John C. Wahl
                                                    Senior Vice President, Chief
                                                    Financial Officer
Treasurer