Form 10-Q
period 1998-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 1998-11-16
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Period Ended September 30, 1998

                                       OR

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the Transition Period from ___________to__________

                         Commission file number 0-26850

                         First Defiance Financial Corp.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                              34-1803915
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification) Number)

601 Clinton Street, Defiance, Ohio                              43512
----------------------------------                           ----------
(Address or principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015
                                                     --------------

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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value -- 8,184,229 shares outstanding at November 13, 1998.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX


PART I.-FINANCIAL INFORMATION

 Item 1.          Consolidated Condensed Financial Statements (Unaudited):

                  Consolidated Condensed Statements of Financial
                  Condition - September 30, 1998 and December 31, 1997

                  Consolidated Condensed Statements of Income Three months ended September 30, 1998 and 1997;
                  Nine months ended September 30, 1998 and 1997

                  Consolidated Condensed Statement of Changes in
                  Stockholders' Equity - Nine months ended
                  September 30, 1998

                  Consolidated Condensed Statements of Cash Flows
                  - Nine months ended September 30, 1998 and 1997


                  Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

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

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                                   FIRST DEFIANCE FINANCIAL CORP.

                      Consolidated Condensed Statements of Financial Condition
                                            (UNAUDITED)
                           (Amounts in Thousands, except for share data)



                                                                     September 30,    December 31,
                                                                         1998             1997
                                                                       --------          --------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions ............................          $  7,649          $  8,149
     Interest-bearing deposits ..............................              --                 848
                                                                       --------          --------
                                                                          7,649             8,997
Securities:
     Available-for-sale, carried at fair value ..............            55,464            82,436
     Held-to-maturity, carried at amortized cost
         (approximate fair value $15,312 and $21,370
         at September 30, 1998 and December 31,
         1997, respectively) ................................            15,078            20,953
                                                                       --------          --------
                                                                         70,542           103,389
Loans held for sale (at  lower of cost or fair  value,
     approximate  fair  value $133,724 and $89 at September
     30, 1998 and December 31, 1997, respectively) ..........           133,665                88
Loans receivable, net .......................................           445,798           441,823
Accrued interest receivable .................................             4,628             3,480
Federal Home Loan Bank stock ................................             5,195             3,764
Office properties and equipment .............................            18,837            16,799
Deferred federal income taxes ...............................              --                 415
Real estate, mobile homes and other
     assets held for sale ...................................             1,085               541
Mortgage servicing rights ...................................            73,096               188
Goodwill ....................................................            11,141
Other assets ................................................            10,142               214
                                                                       --------          --------

                                                                       $781,778          $579,698
                                                                       ========          ========

See accompanying notes.

                                   FIRST DEFIANCE FINANCIAL CORP.

                      Consolidated Condensed Statements of Financial Condition
                                            (UNAUDITED)
                           (Amounts in Thousands, except for share data)



                                                           September 30,           December 31,
                                                                1998                   1997
                                                            ---------               ---------
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Deposits .........................................          $ 414,976               $ 395,322
Advances from Federal Home Loan Bank .............             51,937                  71,665
Warehouse and term notes payable .................            191,112                    --
Deferred taxes ...................................              5,099                    --
Other liabilities ................................             13,730                   5,826
                                                            ---------               ---------
Total liabilities ................................            676,854                 472,813

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued ......................................               --                      --
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 8,169,067 and
     8,527,683 shares outstanding at September 30,
     1998 and December 31, 1997, respectively ....                 82                      85
Additional paid-in capital .......................             62,660                  65,726
Stock acquired by ESOP ...........................             (4,089)                 (4,534)
Stock acquired by Management
     Recognition Plan ............................               (959)                 (1,387)
Net unrealized gains (losses) on available-for-
     sale securities, net of income taxes of $146
     and ($25) at September 30, 1998 and
     December 31, 1997, respectively .............                283                     (50)
Retained earnings - substantially restricted .....             46,947                  47,045
                                                            ---------               ---------
Total stockholders' equity .......................            104,924                 106,885
                                                            ---------               ---------

Total liabilities and stockholders' equity .......          $ 781,778               $ 579,698
                                                            =========               =========

See accompanying notes

                                   FIRST DEFIANCE FINANCIAL CORP.
                             Consolidated Condensed Statements of Income
                                             (UNAUDITED)
                            (Amounts in Thousands, except per share data)

                                                       Three Months Ended        Nine Months Ended
                                                          September 30               September 30
                                                     --------------------      --------------------
                                                      1998          1997         1998        1997
                                                     -------      -------      -------      -------
Interest income:
      Mortgage and other loans ................      $11,830      $ 9,464      $31,477      $27,716
      Investment securities ...................        1,144        1,796        4,149        4,855
      Deposits with banks .....................            2           36           14           80
                                                     -------      -------      -------      -------
Total interest income .........................       12,976       11,296       35,640       32,651

Interest expense:
     Deposits .................................        4,645        4,559       13,825       13,392
     Federal Home Loan Bank
       advances ...............................        1,129        1,030        3,064        2,347
     Warehouse and term notes payable .........        2,211         --          2,211         --
                                                     -------      -------      -------      -------
Total interest expense ........................        7,985        5,589       19,100       15,739
                                                     -------      -------      -------      -------

Net interest income ...........................        4,991        5,707       16,540       16,912
Provision for loan losses .....................        1,039          514        1,727        1,160
                                                     -------      -------      -------      -------
Net interest income after provision
     for loan losses ..........................        3,952        5,193       14,813       15,752

Non-interest expense ..........................       10,247        3,487       17,570       10,119
Non-interest income ...........................        8,875          446        9,945        1,139
                                                     -------      -------      -------      -------
Income before income taxes ....................        2,580        2,152        7,188        6,772
Income taxes ..................................          919          769        2,474        2,310
                                                     -------      -------      -------      -------

Net income ....................................      $ 1,661      $ 1,383      $ 4,714      $ 4,462
                                                     =======      =======      =======      =======
Earnings per share: (Note 4)
     Basic ....................................      $   .22      $   .17      $   .62      $   .52
                                                     =======      =======      =======      =======
     Diluted ..................................      $   .21      $   .16      $   .60      $   .50
                                                     =======      =======      =======      =======

Dividends declared per share (Note 3) .........      $   .09      $   .08      $   .27      $   .24
                                                     =======      =======      =======      =======
Average number of shares
     Outstanding: (Note 4)
              Basic ...........................        7,513        8,357        7,542        8,511
                                                     =======      =======      =======      =======
              Diluted .........................        7,786        8,724        7,874        8,843
                                                     =======      =======      =======      =======

See accompanying notes

                                       FIRST DEFIANCE FINANCIAL CORP.

                    Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                (UNAUDITED)
                                           (Amounts in Thousands)



                                                                                         Stock Acquired By
                                                                Additional                   Management
                                                     Common       Paid-in                   Recognition
                                                      Stock       Capital         ESOP         Plan
Balance at December 31, 1997 .................     $     85      $ 65,726      $ (4,534)     $ (1,387)

Comprehensive income:
     Net income
     Other comprehensive income, net of tax
         ESOP shares released ................                        330           445
         Amortization of deferred compensation
               of Management Recognition Plan                                                     428
         Change in unrealized gains (losses)
               net of income taxes of $171
Total comprehensive income

Stock issued under Option Plan ...............            1           446

Purchase of common stock for
    treasury .................................           (4)       (3,842)

Dividends declared (Note 3)
                                                   --------      --------      --------      --------

Balance at September 30, 1998 ................     $     82      $ 62,660      $ (4,089)     $   (959)
                                                   ========      ========      ========      ========

See accompanying notes

                                        FIRST DEFIANCE FINANCIAL CORP.

                Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                                  (UNAUDITED)
                                            (Amounts in Thousands)



                                                          Net Unrealized
                                                             Losses on                              Total
                                                           Available-for-       Retained        Stockholders'
                                                          Sale Securities       Earnings            Equity
                                                          ---------------       --------            ------

Balance at December 31, 1997 ......................          $    (50)          $ 47,045           $106,885

Comprehensive income:
     Net income ...................................                                4,714              4,714
     Other comprehensive income, net of tax:
         ESOP shares released .....................                                                     775
         Amortization of deferred compensation
              of Management Recognition Plan ......                                                     428
         Change in unrealized gains (losses)
              net of income taxes of $171 .........               333                                   333
                                                                                                   --------
Total comprehensive income ........................                                                   6,250
                                                                                                   --------
Stock issued under Option Plan ....................                                                     447

Purchase of common stock for
    treasury ......................................                               (2,752)            (6,598)

Dividends declared (Note 3) .......................                               (2,060)            (2,060)


Balance at June 30, 1998 ..........................          $   (283)          $ 46,947           $104,924
                                                             ========           ========           ========


See accompanying notes

                              FIRST DEFIANCE FINANCIAL CORP.

                      Consolidated Condensed Statements of Cash Flows
                                        (UNAUDITED)
                                  (Amounts in Thousands)


                                                                       Nine Months
                                                                    Ended September 30,
                                                                 ------------------------
                                                                   1998            1997
                                                                 ---------      ---------
Operating Activities
Net income .................................................     $   4,714      $   4,462
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses .............................         1,727          1,160
     Provision for depreciation, amortization of premiums
         and accretion of discounts on securities ..........           901            529
              Amortization of mortgage servicing rights ....         2,685              1
     Amortization of goodwill and other acquisition costs ..           534           --
     Gain on sale or call of available-for-sale securities .          --              (76)
     Gain on sale of loans .................................        (2,455)          (117)
     Amortization of Management Recognition Plan
         deferred compensation .............................           428            580
     Release of ESOP Shares ................................           775            769
     Gain on disposal of equipment .........................            (2)            (3)
     Deferred federal income tax provision (credit) ........           400           (209)
     Proceeds from sale of loans ...........................       566,492          5,959
     Origination of mortgage servicing rights, net .........          (549)           (48)
     Origination of loans held for sale ....................      (528,742)        (5,585)
     Increase in interest receivable and other assets ......        (1,524)          (868)
     Increase in other liabilities .........................         2,386          1,472
                                                                 ---------      ---------
Net cash provided by operating activities ..................        47,770          8,026

Investing Activities
Proceeds from maturities of held-to-maturity securities ....         5,830          3,372
Proceeds from maturities of available-for-sale securities ..        34,000          6,172
Proceeds from sales of available-for-sale securities .......           312         17,052
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale ............................         1,268          1,104
Proceeds from sales of equipment ...........................            16              3
Acquisition of mortgage servicing rights ...................        (9,239)          --
Acquisition of The Leader Mortgage Co., net of cash received       (30,057)          --
Purchases of available-for-sale securities .................        (6,468)       (34,293)
Purchases of Federal Home Loan Bank stock ..................        (1,431)          (664)
Purchases of office properties and equipment ...............        (2,059)        (4,148)
Net increase in loans receivable ...........................       (46,299)       (20,277)
                                                                 ---------      ---------
Net cash used in investing activities ......................       (54,127)       (31,679)

                         FIRST DEFIANCE FINANCIAL CORP
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                    Nine Months Ended
                                                                        September 30,
                                                                  -----------------------
                                                                    1998           1997
                                                                  --------       --------
Financing Activities
Net increase in deposits ...................................        19,654          1,472
Repayment of Federal Home Loan Bank long-term advances .....          (878)          (905)
Repayment of term notes payable ............................          (917)
Proceeds from Federal Home Loan Bank long-term advances ....        25,000           --
Proceeds from term notes payable ...........................         2,000           --
Net increase in warehouse loans ............................        12,243           --
Net (decrease) increase in Federal Home Loan Bank
     short-term advances ...................................       (43,850)        32,615
Purchase of common stock for treasury ......................        (6,598)        (7,614)
Cash dividends paid ........................................        (2,092)        (2,114)
Proceeds from exercise of stock options ....................           447             26
                                                                  --------       --------
Net cash provided by financing activities ..................         5,009         23,480
                                                                  --------       --------
Decrease in cash and cash equivalents ......................        (1,348)          (173)
Cash and cash equivalents at beginning of period ...........         8,997          4,752
                                                                  --------       --------

Cash and cash equivalents at end of period .................      $  7,649       $  4,579
                                                                  ========       ========

Supplemental cash flow information:
Interest paid ..............................................       $19,718       $ 15,014
                                                                  ========       ========
Income taxes paid ..........................................      $  1,983       $  1,946
                                                                  ========       ========
Transfers from loans to real estate, mobile homes
     and other assets held for sale ........................      $  1,198       $  1,197
                                                                  ========       ========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities .........      $   (171)      $     97
                                                                  ========       ========
Noncash investing activities:
Decrease in net unrealized loss on
     available-for-sale securities .........................      $    504       $    288
                                                                  ========       ========
Noncash financing activities:
Cash dividends declared but not paid .......................      $    688       $    668
                                                                  ========       ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                        (Unaudited at September 30, 1998)

--------------------------------------------------------------------------------

1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company"), its wholly owned savings and loan, First Federal Savings and Loan ("First Federal"), and First Federal's wholly owned mortgage banking company, The Leader Mortgage Co. ("The Leader"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 1997 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

     The  accompanying   consolidated   condensed  financial  statements  as  of
     September 30, 1998 and for the three and nine month periods ending September 30, 1998 and 1997 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's annual report for the year ended December 31, 1997. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

3.   Dividends on Common Stock

     As of September 30, 1998, First Defiance had declared a quarterly cash dividend of $.09 per share for the second quarter of 1998, payable October 23, 1998.

4.   Earnings Per Share

     Basic earnings per share as disclosed under Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month and nine month periods ended September 30, 1998 and 1997. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and nine month periods ended September 30, 1998 and 1997, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                        (Unaudited at September 30, 1998)

--------------------------------------------------------------------------------

     The following table sets forth the computation of basic and diluted earning per share:


                                                        Three Months Ended             Nine Months Ended
                                                          September 30                  September  30
                                                         ---------------              ---------------
                                                        1998        1997               1998       1997
                                                        ----        ----               ----       ----
     Numerator for basic and diluted
       earnings per share - net income                 $ 1,661     $ 1,383            $ 4,714    $ 4,462
                                                       =======     =======            =======    =======
     Denominator:
       Denominator for basic earnings per
         share - weighted average shares                7,513        8,357              7,542       8,511
       Effect of dilutive securities:
         Stock options                                    185          275                234        241
         Unvested Management Recognition
             Plan stock                                    88          92                  98         91
                                                       ------      -------               ----     ------
       Dilutive potential common shares                   273          367                332         332
                                                        -----        -----              -----       -----
       Denominator for diluted earnings
         per share - adjusted weighted
         average shares and dilutive
         potential common shares                        7,786        8,724             7,874       8,843
                                                       ======       ======            -=====      ======
     Basic earnings per share                           $ .22        $ .17              $ .62       $ .52
                                                        =====        =====              =====       =====
     Diluted earnings per share                         $ .21        $ .16              $ .60       $ .50
                                                        =====        =====              =====       =====

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                        (Unaudited at September 30, 1998)

--------------------------------------------------------------------------------

5.    Mortgage Servicing Rights

     The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows:


                                          Nine Months         Year Ended
                                           Ended              December 31,
                                      September 30, 1998         1997
                                      ------------------         ----
                                                 (in thousands)

Balance at beginning of period .....       $    188             $    121
Purchase of The Leader .............         65,805                   --
Purchased ..........................          9,239                   --
Originated, net ....................            549                   69
Amortization .......................         (2,685)                  (2)
                                           --------             --------
Balance at end of period ...........       $ 73,096             $    188
                                           ========             ========

     Accumulated   amortization   of  mortgage   servicing   rights   aggregates
     approximately $2,732,000 and $4,000 at September 30, 1998 and December 31, 1997, respectively.

     The  Company's  servicing  portfolio   (excluding   subserviced  loans)  is
     comprised of the following as of September 30, 1998 (dollars in thousands):

                                           Number      Principal
                                         Of Loans       Balance
                                                      Outstanding
                                        ----------     ----------
                                              (unaudited)
               GNMA ...............         55,633     $3,236,660
               FNMA ...............         11,281        702,196
               FHLMC ..............          2,447         85,316
               Other VA, FHA and
                 Conventional loans         12,009        708,031
                                        ----------     ----------
                                            81,370     $4,732,203
                                        ==========     ==========

                         FIRST DEFIANCE FINANCIAL CORP.

                        (Unaudited at September 30, 1998)

--------------------------------------------------------------------------------

6.   New Accounting Pronouncement

     The Company has adopted FAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with shareholders) and includes net income, net unrealized gains or losses on available-for-sale securities, and reductions in the Management Recognition Plan ("MRP") and Employee Stock Ownership Plan ("ESOP") suspense accounts. As this new standard only requires additional information in the financial statements, it does not affect the Company's financial position or results of operations. Comprehensive income for the three-month periods ended September 30, 1998 and 1997 was $2,286,000 and $2,007,000, respectively.
     Comprehensive income for the nine-month periods ended September 30, 1998 and 1997 was $6,250,000 and $6,002,000, respectively

     The FASB has released Statement No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities". This statement establishes accounting and reporting standards for derivative financial instruments and it requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. The standard becomes effective for First Defiance for the first quarter of the year 2000 and is not expected to have a material impact on the Company's financial statements.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required for years beginning after December 15, 1997. The new rules change the manner in which operating segments are defined and reported externally to be consistent with the basis on which they are reported and evaluated internally. This statement will not have a significant on the Company.

7.   Acquisition of The Leader Mortgage Company

     On July 1, 1998, the Company completed the acquisition of The Leader Mortgage Co., in a cash transaction. At the date of acquisition, The Leader had assets of $197.3 million and equity of $14.0 million. The cash price of $34.9 million exceeded the fair value of net assets acquired by approximately $11.3 million, which was recorded as goodwill and will be amortized over twenty years. This transaction has been recorded as a purchase and, accordingly, the consolidated statements of income includes the results of The Leader's operations since the date of the acquisition.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                        (Unaudited at September 30, 1998)

--------------------------------------------------------------------------------

     Pro forma revenues, net income, basic and diluted earnings per share for the nine month periods ended September 30, 1998 and 1997 had the purchase business combination been completed as of the first days of 1998 and 1997 were as follows:

                                               (Amounts in thousands)
                                               1998              1997

    Revenues                                 $64,387           $61,051
    Net income                                 5,043           $ 3,362
    Basic net income per share               $   .67           $   .40
    Diluted net income per share             $   .64           $   .38


    The Company expects to achieve operating cost savings primarily through the utilization of lower cost sources of funding, the use of The Leaders custodial escrow balances to reduce First Federal's cost of funds, consolidation of back office functions, and the elimination of redundant expenses. The operating cost savings are expected to be achieved in various amounts at various times during the years subsequent to the acquisition of The Leader and not ratably over, or at the beginning or end of, such periods. No adjustment has been reflected in the unaudited pro forma disclosures for the nine-month periods ended September 30, 1998 and 1997.


8.    Subsequent Events

     On November 2, 1998, the Company announced that it had signed a definitive agreement to acquire the Insurance Center of Defiance, Inc., an insurance agency that does business in the Defiance, Ohio area under the name of the Stauffer Mendenhall Agency. The Stauffer Mendenhall Agency offers property and casualty and life insurance products. The transaction is expected to close in the fourth quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance is a holding company which conducts business through its wholly owned subsidiary, First Federal Savings and Loan, Defiance Ohio ("First Federal") and First Federal's wholly owned subsidiary, The Leader Mortgage Company ("The Leader"). First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the five counties in which its offices are located and in contiguous Putnam County. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. The Leader is a mortgage banking company which specializes in servicing mortgage loans under first-time home-buyer programs sponsored by various state, county and municipal governmental entities. The Company's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association ("GNMA") bonds.

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

Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale and are stated at fair value. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($28.8 million), corporate bonds ($10.2 million), certain municipal obligations ($3.7 million), adjustable-rate mortgage backed security mutual funds ($8.8 million), and CMOs and REMICs ($4.0 million). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $429,000 at September 30, 1998, $283,000 after considering the related deferred tax benefit. For the nine months ended September 30, 1998, net unrealized gains increased by $504,000 ($333,000 after tax).

The profitability of First Defiance is primarily dependent on net interest income generated by First Federal Savings and Loan and non-interest income generated primarily by The Leader and to a lesser extent by First Federal. Net interest income is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes gain on sales of loans, servicing income from servicing mortgage loans, as well as loan admininstration fees. First Defianc's earnings also depend on the provision for loan losses and its non-interest expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Changes in Financial Condition
At September 30, 1998, First Defiance's total assets, deposits and stockholders' equity amounted to $781.8 million, $415.0 million and $104.9 million, respectively, compared to $579.7 million, $395.3 million and $106.9 million, respectively, at December 31, 1997.

Net loans receivable have increased from $441.8 million at December 31, 1997 to $445.8 million at September 30, 1998. This increase was funded primarily with maturing or redeemed securities. Loans held for sale increased from $88,000 at December 31, 1997 to $133.7 million at September 30, 1998. This increase was primarily the result of the acquisition of The Leader. The Leader's operations are funded through various short and long-term financing arrangements, the total of which were $191.1 million at September 30, 1998.

Securities decreased from $103.4 million at December 31, 1997 to $70.5 million at September 30, 1998 as a result of U.S. Government Agency securities being called prior to maturity. Proceeds from those calls were used to fund loan growth and pay down advances from the Federal Home Loan Bank ("FHLB") rather than being reinvested at current rates. As a result, FHLB advances decreased from $71.7 million at December 31, 1997 to $51.9 million at September 30, 1998.

First Defiance has completed six 5% stock repurchases between May 1996 and September 30, 1998. As of September 30, 1998, First Defiance had repurchased 426,384 shares of its own stock during 1998 for a total cost of $6.6 million, an average of $15.47 per share.

Forward-Looking Information
Certain statements contained in this quarterly report that are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Average Balances, Net Interest Income and Yields Earned and Rates Paid
The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. All average balances are based upon daily balances.

                                                      Three Months Ended September 30,
                                      ---------------------------------------------------------------
                                                   1998                              1997
                                      -----------------------------        --------------------------
                                                           (dollars in thousands)
                                       Average              Yield          Average            Yield
                                       Balance    Interest  Rate(1)        Balance  Interest  Rate(1)
                                       -------    --------  -------        -------  --------  -------
Interest-earning assets:
   Loans receivable                    $593,399    $11,830    7.97%        $431,441   $9,464     8.77%
   Securities                            73,851      1,146    6.21          110,651    1,832     6.62
   Dividends on FHLB stock                5,103         93    7.29            3,536       65     7.35
                                       --------     ------                 -------- --------
   Total interest-earning assets        672,353     13,069    7.78          545,628   11,361     8.33
Non-interest-earning assets             123,662                              26,467
                                      ---------                            --------
   Total assets                        $796,015                            $572,095
                                       ========                            ========
Interest-bearing liabilities:
   Deposits                            $405,615     $4,645    4.58%        $383,025   $4,559     4.76%
   FHLB advances and other               79,820      1,129    5.66           69,234    1,030     5.95
   Warehouse and term notes             191,345      2,211    4.62
                                        -------     ------                 --------   ------
   Total interest-bearing liabilities   676,780      7,985    4.72          452,259    5,589     4.94
                                                    ------    ----                    ------     ----
Non-interest-bearing liabilities         15,133                               4,591
                                       --------                            --------
   Total liabilities                    691,913                             456,850
Stockholders' equity                    104,102                             115,245
                                       --------                           ---------
   Total liabilities and stock-
      holders' equity                  $796,015                            $572,095
                                       ========                            ========
Net interest income; interest
   rate spread                                      $5,084    3.06%                  $5,772      3.39%
                                                    ======    =====                  ======     =====
Net interest margin (2)                                       3.02%                              4.23%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                  99%                               121%
                                                                ===                              ====

(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

                                                       Nine Months Ended September 30,
                                      ---------------------------------------------------------------
                                                   1998                              1997
                                      -----------------------------        --------------------------
                                                           (dollars in thousands)
                                       Average              Yield          Average            Yield
                                       Balance    Interest  Rate(1)        Balance  Interest  Rate(1)
                                       -------    --------  -------        -------  --------  -------
Interest-earning assets:
   Loans receivable                    $499,279    $31,477    8.41%        $425,211  $27,716     8.69%
   Securities                            87,616      4,163    6.34          102,287    4,935     6.43
   Dividends on FHLB stock                4,233        230    7.24            3,241      175     7.20
                                      ---------     ------                 -------- --------
   Total interest-earning assets        591,128     35,870    8.09          530,739   32,826     8.25
Non-interest-earning assets              60,069                              24,886
                                       --------                            --------
   Total assets                        $651,197                            $555,625
                                       ========                            ========

Interest-bearing liabilities:
   Deposits                            $403,081    $13,825    4.57%        $380,605  $13,392     4.69%
   FHLB advances and other               71,107      3,064    5.75           53,671    2,347     5.83
   Warehouse and term notes              63,782      2,211    4.62
                                      ---------   --------                 --------  -------
   Total interest-bearing liabilities   537,970     19,100    4.73          434,276   15,739     4.83
                                                  --------    ----                   -------     ----
Non-interest-bearing liabilities          8,981                               4,357
                                       --------                            --------
   Total liabilities                    546,951                             438,633
Stockholders' equity                    104,246                             116,992
                                       --------                             -------
   Total liabilities and stock-
      holders' equity                  $651,197                            $555,625
                                       ========                            ========
Net interest income; interest
   rate spread                                     $16,770    3.36%                 $17,087     3.41%
                                                   =======    =====                 =======     =====
Net interest margin (2)                                       3.78%                             4.29%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 110%                              122%
                                                               ====                              ====

(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Results of Operations

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997
--------------------------------------------------------------------------------

The acquisition of The Leader Mortgage Company on July 1, 1998 has had a fundamental impact on the consolidated operating results of First Defiance Financial Corp. making period-to-period comparisons less meaningful.

On a consolidated basis, First Defiance had net income of $1.7 million for the three months ended September 30, 1998 compared to $1.4 million for the same period in 1997. On a per share basis, basic and diluted earnings per share were $.22 and $.21 respectively for the 1998 third quarter compared to $.17 and $.16 basic and diluted per share earnings for the 1997 third quarter. The sources of that income have changed dramatically with the acquisition of The Leader and First Defiance on a consolidated basis has effectively exchanged a certain level of net interest margin for an increase in fee income. The Leader's business is mortgage banking and their revenues are generated primarily as a result of the origination, sale and servicing of mortgage loans, all of which are reported as non-interest income. Results for the 1998 third quarter therefore reflect a reduction in net interest of $716,000, which is attributable to a number of factors discussed below. Those factors include the fact that the Leader purchase was financed principally by taking out Federal Home Loan Bank advances, some of which have been paid off as a result of subsequent sales of interest earning assets. Non-interest income, which includes the majority of The Leader's revenues, have increased by $8.4 million in the quarter ended September 30, 1998 compared to the same quarter in 1997. For the same periods, non-interest expense has increased by $6.8 million.

In addition to the inclusion of The Leader for the first time, non-interest income for the quarter ended September 30, 1998 also included a $785,000 gain from the sale of seasoned mortgage loans and a $240,000 gain from the sale of a majority of First Federal's mobile home loan portfolio.

Net Interest Income. Net interest income before provision for loan losses decreased to $5.0 million for the three-month period ending September 30, 1998 from $5.7 million for the same period in 1997. The Company's net interest margin decreased to 3.02% for the quarter ended September 30, 1998 from 4.23% for the quarter ended September 30, 1997. The Company's interest rate spread (the difference between yield on average interest-earning assets and the interest rate on average interest-bearing liabilities) for the 1998 third quarter was 3.06%, which was 33 basis points lower than the 1997 third quarter level of 3.39%.

The decreases in net interest income, net interest margin, and interest rate spread were primarily the result of the following: (1) a 55 basis point decrease in the average yield on interest-earning assets from 8.33% for the quarter ended September 30, 1997 to 7.78% for the comparable period in 1998, (2) a $224.5 million increase in the average balance of interest-bearing liabilities from $452.3 million as of September 30, 1997 to $676.8 million as of September 30, 1998, and (3) a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities from 121% to 99% for the quarters ended September 30, 1997 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

The decrease in the yield on average interest-earning assets was the result of the overall market decrease in interest rates generally, the addition of The Leader's portfolio of FHA and VA loans, which are typically at lower rates than conventional loans, and changes in the composition of the Company's loan portfolio due to two large loan sales. On July 1, 1998, the Company sold $21 million of its mobile home loan portfolio. Despite the higher yield on mobile home loans, the sale was a strategic response to the high cost of servicing the mobile home loans as well has the high credit risk associated with these types of loans. In September 1998, the Company sold $30.7 million of seasoned long-term fixed-rate mortgage loans. The sale was in response to the Company's review of its interest rate risk profile and the belief that, in the current low rate environment, the probability of those loans prepaying had significantly increased. The effects of these items on the average yield was offset somewhat by the growth of the commercial loan portfolio, which has a higher yield than the residential real estate loan portfolio. Part of the funds received from the sale of fixed-rate mortgage loans was used to fund commercial loan originations. Commercial loans increased to $54.0 million as of September 30, 1998 compared to $28.5 million as of September 30, 1997.

The increases in the average balance of interest-bearing liabilities was the result of the acquisition of The Leader, which was partially offset by the loan sales discussed above. The Leader acquisition included $179.8 in assumed debt relating to the warehouse facility and term notes payable which The Leader uses to fund its mortgage-banking activities. The increase in liabilities resulting from the acquisition of The Leader was offset somewhat by a decline in Federal Home Loan Bank advances which were repaid with a portion of the funds from the mobile home loan and mortgage loan sales.

The decrease in the average interest-earning assets to average interest-bearing liabilities ratio from 121% for the three-months ended September 30, 1997 to 99% for the same period in 1998 contributed to the decline in net interest margin. Because of the acquisition of The Leader, First Defiance has a lower percentage of interest earning assets over which to cover interest expenses, which tends to reduce net interest margin. The Company's average interest-bearing liabilities increased $191.3 million while average interest-earning assets only increased $132.1 million for the three-month period ended September 30, 1998. This is due to the fact that one of the largest assets on The Leader's balance sheet, mortgage servicing rights ($72.6 million at September 30, 1998), is a non-interest-earning asset.

The downward pressures on net interest income, net interest margin, and interest rate spread were partially offset by a $126.8 million increase in the Company's average interest-earning assets to $672.4 million at September 30, 1998 from $545.6 million at September 30, 1997 and a 22 basis point decrease in the average cost of interest-bearing liabilities from 4.94% for the three months ended September 30, 1997 to 4.72% for the same period in 1998.

The increase in average interest-earning assets is attributable to the acquisition of The Leader, whose assets include a sizable portfolio of loans receivable. On July 1, 1998, The Leader's loan portfolio had a book value of $131.5 million.

The decrease in the cost of average interest-bearing liabilities was primarily the result of a decline in interest rates generally, the effect of which was partially offset by the increase in the volume of interest-bearing liabilities attributable to The Leader acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Provision for Loan Losses. The provision for loan losses increased to $1,039,000 during the 1998 third quarter from $514,000 for the same period in 1997. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. The increase in the provision reflects a $153,000 write-down in the value of repossessed mobile homes (included in repossessed assets on the balance sheet), additional reserves of $225,000 against the remaining mobile home portfolio and a provision for $183,000 for loans held for sale by The Leader. The Leader's loans available for sale include loans that are delinquent and have been purchased out of a mortgage backed security pool. The credit risk of these loans is limited due to the fact that they are generally backed by government guarantees.

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets, totaled $10.0 million at September 30, 1998, which is 1.28% of total assets. Non-performing loans and repossessed assets increased $7.2 million and $660,000, respectively, due to the addition of The Leader's mortgage banking operations. The increase in non-performing loans at The Leader represents loans held in a foreclosure warehouse line, which are generally backed by government guarantees.

The allowance for loan losses at September 30, 1998 was $4.4 million compared to $2.6 million at September 30, 1998 and $2.7 million at December 31, 1997. The Leader acquisition accounted for $1.2 million of the increase in the allowance from September 30, 1997 to 1998. For the quarter ended September 30, 1998, First Defiance charged off $779,000 of loans against its allowance and realized recoveries of $54,000 from loans previously charged off. During the same quarter in 1997, First Defiance charged off $443,000 in loans and realized recoveries of $68,000.

Non-Interest Income. Non-interest income increased substantially in the third quarter of 1998, from $446,000 for the quarter ended September 30, 1997 to $8.9 million for the same period in 1998. The addition of The Leader made a fundamental change in the operations of the Company. The Leader contributed $7.1 million of the $8.4 million increase in non-interest income growth from the third quarter of 1997 to the third quarter of 1998.

Loan and Deposit Servicing Fees. Loan and deposit servicing fees increased from $253,000 for the quarter ended September 30, 1997 to $6.5 million for the same period in 1998. The increase of $6.2 million from the quarter ended September 30, 1997 to 1998 was the result of growth in service fees on sold loans, origination fees, and late charge of $4.5 million, $777,000, and $541,000, respectively, due to the addition of The Leader; and a $161,000 increase in deposit fees at First Federal (from $188,000 for the quarter ended September 30, 1997 to $349,000 for the same period in 1998).

Gain on Sale of Loans. Gain on sale of loans increased from $49,000 for the quarter ended September 30, 1997 to $2.2 million for the same period of 1998. This was the result of two large loan sales at First Federal along with gains on sales recorded by The Leader in their normal course of business. The $21 million mobile home and the $30.7 million mortgage loan sales previously mentioned resulted in gains of $240,000 and $785,000, respectively. In addition, The Leader recognized $939,000 in gain on sale of loans for the third quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, gains on sale of securities, and other miscellaneous charges, increased to $156,000 for the quarter ended September 30, 1998 from $145,000 for the same period in 1997.

Non-Interest Expense. Total non-interest expense increased $6.7 million from $3.5 million for the quarter ended September 30, 1997 to $10.2 million for the same period in 1998. The acquisition of The Leader resulted in approximately $6.1 million of this increase.

Compensation and Benefits. Compensation and benefits increased $2.1 million from $2.0 million for the quarter ended September 30, 1997 to $4.1 million for the same period in 1998. The addition of The Leader was responsible for $2.0 million of this increase. Decreases in Management Recognition Plan and Employee Stock Ownership Plan expenses ($295,000 combined for the quarter ended September 30, 1998 compared to $481,000 for the same period in 1997) were offset by increases in overall staffing related to the Paulding and Hicksville branches (which opened in October 1997 and February 1998, respectively) and the Findlay commercial loan production office (which opened in August 1998) resulting in a net $123,000 increase in the Company's compensation expense (excluding The Leader) from $2.0 million for the quarter ended September 30, 1997 to $2.1 million for the same period in 1998.

Occupancy. Occupancy expense increased to $925,000 for the three-month period ended September 30, 1998 from $340,000 for the three months ended September 30, 1997. The Leader accounted for $268,000 of this increase. The remainder of the increase was due to increased depreciation brought about by the addition of two new branches along with continued upgrades to all of the Company's computer hardware and software.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights (MSRs) increased to $2.7 million for the quarter ended September 30, 1998 from $1,000 for the same period in 1997. The entire $2.7 million increase was as a result of the acquisition of The Leader. MSRs represent the value of future cash flows to be generated from the servicing of mortgage loans. The value of MSRs are amortized as the related mortgage loans are paid down.

Amortization of Goodwill and Other Acquisition Related Costs. As a result of the purchase of The Leader, $534,000 in amortization of goodwill and other acquisition related costs was recognized in the third quarter of 1998.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $2.2 million for the quarter ended September 30, 1998 from $1.2 million for the same period in 1997. $832,000 of the increase was the result of The Leader's normal operating activities for the third quarter. The remaining increase was primarily due to increased data processing costs resulting from the implementation of several new applications and increased state franchise taxes at the holding company level.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 35.6% for the quarter ended September 30, 1998 compared to 35.7% for the same period in 1997.

As a result of the above factors, net income for the quarter ended September 30, 1998 was $1,661,000 compared to $1,383,000 for the comparable period in 1997. On a per share basis, basic and diluted earnings per share for the three months ended September 30, 1998 was $.22 and $.21 respectively compared to $.17 and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

$.16 for the same period in 1997. The increase in earnings per share is attributable to the increased net income along with a decrease in the average shares outstanding as a result of stock buy backs completed since the beginning of 1997. Average shares outstanding for the basic and diluted calculations were 7,513,000 and 7,786,000, respectively, for the quarter ended September 30, 1998 compared to 8,357,000 and 8,786,000, respectively, for the quarter ended September 30, 1997.

First Defiance's board of directors declared a dividend of $.09 per common share as of September 30, 1998. The dividend amounted to $735,216, including dividends on unallocated ESOP shares. It was paid on October 23, 1998. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

The acquisition of The Leader also has significantly impacted the results for the nine months ended September 30, 1998 compared to the same period in 1997. Net income for the 1998 period was $4.7 million, or $.60 per diluted share compared to $4.5 million or $.50 per diluted share for the same period in 1997. Net interest income decreased to $16.5 million for the 1998 nine-month period compared to the same period in 1997 while non-interest income increased to $9.9 million from $1.1 million and non-interest expense increased to $17.6 million from $10.1 million.

Net Interest Income. Net interest income before provision for loan losses decreased to $16.5 million for the nine-month period ending September 30, 1998 compared to $16.9 for the same period in 1997. The Company's year-to-date net interest margin through September 30, 1998 decreased to 3.78% compared to 4.29% for the same period in 1997. Interest rate spread slightly decreased for the nine-month period ended September 30, 1998 to 3.36% from 3.41% for the nine-month period ended September 30, 1997.

The decreases in net interest income, net interest margin, and interest rate spread were the result of the following: A 16 basis point decrease in the average yield on interest-earning assets from 8.25% for the nine-months ended September 30, 1997 to 8.09% for the comparable period in 1998, a $103.7 million increase in the average interest-bearing liabilities from $434.3 million as of September 30, 1997 to $538.0 million as of September 30, 1998, and a decrease in average interest-earning assets to average interest-bearing liabilities from 122% to 110% for the year-to-date periods ended September 30, 1997 and 1998 , respectively.

These downward pressures to net interest income, net interest margin, and interest rate spread were partially offset by a $60.4 million increase in the Company's average interest earning assets to $591.1 million as of September 30, 1998 from $530.7 million as of September 30, 1997 and a 10 basis point decrease in the average cost of interest bearing liabilities from 4.83% for the nine-months ended September 30, 1997 to 4.73% for the same period in 1998. As was discussed in the results of operations for the three-months ended September 30, 1998, the change to the Company's net interest margin profile was caused primarily by the acquisition of The Leader. In addition, the sale of seasoned mortgage and mobile home loans along with the overall market decrease in interest rates factored into the declines in net interest income, net interest margin, and interest rate spread.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Provision for Loan Losses. The provision for loan losses increased to $1.7 million for the nine-months ended September 30, 1998 compared to $1.2 million for the same period in 1997. The loan loss provision reflects the acquisition of The Leader along with continued growth in the higher risk consumer and commercial portfolios and increased year-to-date net charge-offs of 1998 compared to 1997. First Defiance charged off $1.4 million of loans against its allowance for loan losses for the nine-month period ended September 30, 1998 and realized recoveries of $165,000 from loans previously charged off. During the same period in 1997, First Defiance charged off $1.0 million in loans and realized recoveries of $152,000.

Non-Interest Income. Non-interest income increased $8.8 million for the nine-month period ended September 30, 1998 from $1.1 million to $9.9 million for the 1997 and 1998 periods, respectively. The Leader contributed $7.1 million of this increase.

Loan and Deposit Servicing Fees. Loan and deposit servicing fees increased from $723,000 for the nine-month period ended September 30, 1997 to $7.1 million for the same period in 1998. The growth was due to service fees on loans sold, origination fees, and late charge income related to The Leader acquisition and increased deposit fee income at First Federal.

Gain on Sale of Loans. Gain on sale of loans increased from $117,000 for the nine-months ended September 30, 1997 to $2.5 million for the same period in 1998. This was the result of gains on sales recorded by The Leader in their normal course of business and two large loan sales in the third quarter of 1998 (resulting in a gain on sale of approximately $1.0 million).

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, gains on sale of securities, and other miscellaneous charges, increased to $369,000 for the nine-months ended September 30, 1998 from $299,000 for the same period in 1997.

Non-Interest Expense. Total non-interest expense increased $7.5 million from $10.1 million for the nine-month period ended September 30, 1997 to $17.6 for the same period in 1998. The acquisition of The Leader brought on $6.1 million of the increase. Compensation and Benefits. Compensation and benefits increased $2.3 million from $5.5 million for the year-to-date period ended September 30, 1997 to $7.8 million for the same period in 1998. Decreases in Management Recognition Plan and Employee Stock Ownership Plan expenses ($882,000 combined for the nine-months ended September 30, 1998 compared to $1.3 million for the same period in 1997) were offset by increases due to The Leader's staff, additions of the Paudling and Hicksville branches, and the start up of the Findlay commercial loan production office.

Occupancy. Occupancy expense increased to $1.6 million for the nine-month period ended September 30, 1998 from $1.0 for the same period in 1997. This increase related to the acquisition of The Leader and increased depreciation brought about by the addition of two new branches along with continued upgrades to all of the Company's computer hardware and software to support future growth.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights increased to $2.7 million for the nine-month period ended September 30, 1998 from $2,000 for the same period in 1997. The entire increase was the result of the acquisition of The Leader.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Amortization of Goodwill and Other Acquisition Costs. As a result of the purchase of The Leader, $534,000 in amortization of goodwill and other acquisition costs was recognized during the nine-month period ended September 30, 1998.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $4.9 million for the nine-month period ended September 30, 1998 compared to $3.6 million for the same period in 1997. The increase was due to the acquisition of The Leader along with increased data processing, state franchise tax expenses, and mobile home loan servicing costs.

As a result of the above factors, net income for the nine-month period ended September 30, 1998 increased slightly to $4.7 million from $4.5 million for the nine-months ended September 30, 1997. However, due to the reduction in the average shares outstanding related to the stock repurchase programs, on a per share basis, basic and diluted earnings per share for the nine-month period ended September 30, 1998 increased dramatically to $.62 and $.60 respectively compared to $.52 and $.50 for the same period in 1997. Average shares outstanding for the basic and diluted calculations were 7,542,000 and 7,874,000 respectively for the nine-months ended September 30, 1998 compared to 8,511,000 and 8,843,000 respectively for the same period in 1997.

Through the nine-months ended September 30, 1998, First Defiance has declared dividends totaling $.27 per share.

Liquidity and Capital Resources
First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity substantially exceeded applicable liquidity requirements throughout the three and nine-month periods ended September 30, 1998.

First Defiance generated $47,770,000 of cash from operating activities during the first nine months of 1998. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits. In the 1998 third quarter, First Defiance invested $30.0 million, net of cash received, to acquire the stock of The Leader Mortgage Company

At September 30, 1998, First Defiance had $8.76 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

months and an additional $65.38 million committed under existing consumer and commercial lines of credit and standby letters of credit. At that date, the total amount of certificates of deposit that are scheduled to mature by September 30, 1999 is $223.1 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati are available as an additional source of borrowings. In addition, at September 30, 1998 First Defiance has $8.79 million in outstanding commitments to sell mortgage loans.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at September 30, 1998 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 1998.

                                        Tangible          Core        Risk-Based
                                         Capital         Capital    Capital (1)(2)
                                        ---------      ---------      ---------
                                                 (Dollars in Thousands)
Regulatory capital ................     $  73,516      $  73,516      $  76,145
Minimum required regulatory
   capital ........................        11,579         30,611         43,712
                                        ---------      ---------      ---------
Excess regulatory capital .........     $  61,967      $  42,905      $  32,433
                                        =========      =========      =========
Regulatory capital as a
   percentage of assets (3) .......           9.6%           9.6%          13.9%
Minimum capital required as
   a percentage of assets .........           1.5%           4.0%           8.0%
                                        ---------      ---------      ---------
Excess regulatory capital as a
   percentage in excess of
   requirement ....................           8.1%           5.6%           5.9%
                                        =========      =========      =========

(1) Does not reflect the interest-rate risk component in the risk-based capital requirement, discussed above.
(2)  Reflects fully phased-in deductions from total capital.
(3) Tangible and core capital are computed as a percentage of adjusted total assets of $765.3 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $546.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Year 2000 Readiness

All companies, including First Federal and The Leader, currently face many risks associated with the ability of computer systems to properly recognize calendar dates beginning in the Year 2000. This potential problem could cause systems which utilize date sensitive information to either not function at all, or to provide incorrect data or information. First Federal and The Leader have developed separate action plans to address the Year 2000 problems.

First Federal outsources the majority of its data processing needs to BISYS, Inc. Platform applications maintained by BISYS include savings, DDAs, mortgage loans, consumer loans and commercial loans. BISYS has represented to its customers that these applications have been updated to properly process transactions that reflect dates in the year 2000. Management is in the process of testing all applications for various dates to assure that transactions will process accurately. The first testing cycle is expected to be completed in January 1999. While BISYS has indicated that all programs have been appropriately remediated, there are no guarantees that all transactions will process accurately.

First Federal processes its general ledger on a system that is integrated with the BISYS platform applications. The vendor has indicated that the current version of the general ledger system, which also includes accounting for accounts payable, fixed assets, and the investment portfolio, is Year 2000 compliant. Testing of these general ledger applications for critical dates will be performed by management in conjunction with other testing and should be completed by January 1999.

First Federal's in-house computing environment consists of a series of Local Area Network ("LAN") based systems that interface with the BISYS applications. All hardware associated with these systems has been tested and is Year 2000 compliant. First Federal replaced approximately 12 personal computers that were not compliant.

The Company receives information from a variety of outside sources and management is working with the providers of this information to minimize its exposure to non-compliant sources of data. The interchange of data with such providers including the Federal Reserve, ACH providers, ATM networks, and others is being tested to assure accurate Year 2000 processing.

Because its data processing functions are outsourced, the cost of Year 2000 remediation has not been material to First Federal. The cost of personal computers that needed to be replaced was less than $50,000 and has been capitalized. BISYS also is assessing a fee to cover the cost of the test bank that was established to allow for appropriate testing. The cost of the test bank and other incremental costs associated with year 2000 compliance will be less than $100,000 in 1998.

While First Federal outsources the majority of its applications, The Leader processes its critical applications on an in-house system. All of The Leader's hardware and software, both internally developed and purchased from third party vendors has been evaluated. All hardware has been upgraded to comply with Year 2000 requirements. The Company's most mission critical systems, the loan servicing system and the wholesale bond system, have been modified to properly process dates in the Year 2000. The wholesale bond system is Year 2000 compliant and operational. The loan servicing system is currently running in a parallel test mode.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

The Leader is also dependent on a variety of third parties that provide software or interface information with The Leader's system. Management has obtained status reports from all vendors. Approximately 70% of those vendors indicated they are Year 2000 ready and to the extent possible compliance has been tested by The Leader. Management anticipates that testing for the remaining vendors will be completed by the end of the first quarter 1999. Certain of the applications provided by these vendors, including FNMA and HUD, are mission critical.

The cost of Year 2000 compliance by The Leader is approximately $500,000 including hardware and software upgrades, programming costs, and retention bonuses to incent key staff members to complete the Year 2000 project. Approximately 60% of that cost has been expended to date with the majority of those costs being equipment upgrades. The portion of these costs associated with hardware acquisitions is being capitalized while most of the internal programming costs are being expensed.

In addition to the critical systems noted above, both First Federal and The Leader have certain non-information technology systems that may contain imbedded technology that is date dependent. Examples of such systems include security systems, heating and cooling systems, telephone systems, sprinkler systems, and elevators. To the extent possible, both First Federal and The Leader have attempted to assess the risks associated with these systems. Management is not aware of any such systems that will prevent either company from operating beyond the year 2000.

While both First Federal and The Leader believe that all critical systems will be year 2000 compliant, contingency plans are in place to replace those systems in early 1999 if the risk of non-compliance is deemed to be probable. Such contingency plans include replacing existing systems with purchased software or alternative outsourcing solutions.

Management believes it has provided its best estimate of both the costs of Year 2000 compliance and deadlines by which it will be Year 2000 compliant. However those estimates are based on numerous assumptions of future events. There are no guarantees that the estimates provided will be achieved and actual results could differ materially from those anticipated.

Readiness for the Year 2000 is also a concern for First Defiance's customers, particularly its commercial lending customers. Management is in process of assessing the status of Year 2000 readiness for all commercial lending customers. The ability to be Year 2000 compliant is one consideration taken into account during the loan underwriting process. As of September 30, 1998, management has not identified any commercial customers who will clearly not be Year 2000 compliant. However, a substantial portion of the assessment process has not yet been completed.

Item 3. Qualitative and Quantitave Disclosure About Market Risk

As discussed in detail in the 1997 Annual Report on Form 10-K, First Defiance's ability to maximize net income is dependent on management's ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance and The Leader do not use off balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net interest income. The simulation technique analyses the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using September 1998 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated 5% guidelines.

The simulation used by First Defiance does not yet take into account the impact on the value of mortgage servicing rights, which can be negatively impacted by declining interest rates. However, because loans serviced by The Leader generally have lower than market interest rates, the impact of declining interest rates is not as great as the impact on a mortgage banker that services primarily conventional loans.

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

Item 6.   Exhibits and Reports on Form 8-K

          a. On July 16, 1998 First Defiance filed a current report on Form 8-K, dated July 16, 1998, reporting, pursuant to Item 5 of such form, that First Defiance completed the acquisition of The Leader Mortgage Company effective July 1, 1998.

          b. On September 14, 1998 First Defiance filed a current report on Form 8-K/A dated September 14, 1998, reporting, pursuant to Item 2 of such form, the Acquisition of The Leader Mortgage Company and filing certain financial statements of business acquired and certain pro-forma financial information pursuant to Item 7 of such form.

          c. On November 2, 1998 First Defiance filed a current report on Form 8-K, dated November 2, 1998, reporting, pursuant to Item 5 of such form, that First Defiance had reached an agreement to acquire the stock of the Insurance Center of Defiance, Inc. Also, pursuant to Item 5 of such form, First Defiance reported its intention to repurchase up to 15% of its outstanding shares, or 1,226,704 shares, commencing no earlier than November 5, 1998.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                             First Defiance Financial Corp.
                                             (Registrant)


Date:  November 13, 1998             p        By:   /s/ Don C. Van Brackel
       -----------------                        -------------------------
                                                   Don C. Van Brackel
                                                   Chairman, President and
                                                   Chief Executive Officer


Date:  November 13, 1998                     By:   /s/ John C. Wahl
       -----------------                        -------------------
                                                   John C. Wahl
                                                   Senior Vice President, Chief
                                                   Financial Officer and
                                                   Treasurer