Form 10-K
period 1998-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 1999-03-31
CIK 946647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 30, 1999, there were issued and outstanding 7,157,362 shares of the Registrants common stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of March 26, 1999 was approximately $72.5 million.

                               -----------------

                      Documents Incorporated by References

        List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated into Part II, Items 5-8 of this Form 10-K.
(2) Portions of the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.



================================================================================

                                     PART I

Item 1. Business

         First Defiance Financial Corp. ("First Defiance" or the "Company") is a unitary thrift holding company that, through is subsidiaries (the "Subsidiaries") focuses on traditional banking, mortgage banking, and property and casualty and life insurance products. The Company's traditional banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist primarily of purchasing and selling residential mortgage loans, originating residential mortgages, and servicing residential mortgage portfolios for investors. The Company's insurance activities consist primarily of commissions relating to the sale of property and casualty and life insurance products.

         At December 31, 1998, the Company had consolidated assets of $785.4 million, consolidated deposits of $434.0 million, and consolidated stockholder's equity $93.7 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

The Subsidiaries

         The Company's core business operations are conducted through the following Subsidiaries:

         First Federal Savings and Loan: First Federal Savings and Loan ("First Federal") is a federally chartered stock savings and loan headquartered in Defiance, Ohio. It conducts operations through its main office and eleven full service branch offices in Defiance, Fulton, Hancock, Henry, Paulding, Putnam, and Williams Counties in northwest Ohio. First Federal's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). First Federal is a member of the Federal Home Loan Bank System.

         First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences (one-to-four-family units) primarily located in the seven counties in which its offices are located. First Federal also originates other real estate loans secured by nonresidential and multi-family residential real estate and construction loans. First Federal also holds a significant number of non real estate loans including commercial, home improvement and equity, consumer finance loans, primarily automobile loans, and mobile home loans. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, commercial paper, and corporate bonds.

         The Leader Mortgage Company: The Leader Mortgage Company ("The Leader") is a wholly owned subsidiary of First Federal. The Leader is a mortgage banking company which specializes in servicing mortgage loans under various first-time homebuyer programs sponsored by various state, county and municipal governmental entities. The Leader's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association ("GNMA") bonds.

         The Insurance Center of Defiance: The Insurance Center of Defiance ("the Insurance Center") is wholly owned subsidiary of First Defiance. The Insurance Center is an insurance agency that does business in the Defiance, Ohio area under the name of the Stauffer-Mendenhall Agency. The Stauffer-Mendenhall Agency offers property and casualty and life insurance products.

Securities

         Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value.

         First Defiance's securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. All securities transactions must be approved by the Investment Committee and reported to the Board of Directors.

         First Defiance's investment portfolio includes six CMO and REMIC issues totaling $9.3 million, all of which are fully amortizing securities, and one separate agency security totaling $2.0 million which has a step-up feature. All such investments are considered derivative securities. None of First Defiance's investments are considered to be high risk and management does not believe the risks associated with these investments to be significantly different from risks associated with other pass-through mortgage backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

         The amortized cost and fair value of securities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Money market mutual funds and other mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.

The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                                             Contractually Maturing                                   Total
                  -------------------------------------------------------------------------------------------------
                            Weighted           Weighted            Weighted           Weighted
                   Under 1  Average    1 - 5    Average    6-10    Average   Over 10  Average
                    Year      Rate     Years     Rate     Years     Rate      Years     Rate    Amount     Yield
                  -------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Mortgage-backed
   securities     $    --      --%   $ 1,583    7.66%     $  350     9.03%  $10,598      7.05%   $12,531     7.18%
Corporate bonds     4,039    7.50      7,034    6.12          --      --         --        --     11,073     6.62
REMICs and CMOs     5,423    7.50         --      --       2,795     6.57       803      6.95      9,021     7.16
U.S. Government and
   federal agency
   obligations      1,998    6.00      1,018    6.24       4,005     6.57        --        --      7,021     6.36
Obligations of
   states and
   political          112    6.76        814    5.41       4,219     5.57     1,117      5.01      6,262     5.47
   subdivisions
Commercial paper    5,961    5.84         --      --          --       --        --        --      5,961     5.84
                  -------            -------             -------            -------               ------
Total             $17,533            $10,449             $11,369            $12,518               51,869
                  =======            =======             =======            =======               ======
Mutual funds                                                                                       8,981
Unrealized loss
   on securities
   available for
   sale                                                                                              245
                                                                                                 -------
Total                                                                                            $61,095
                                                                                                 =======

The book value of investment securities is as follows:

                                                                          December 31
                                                           1998              1997              1996
                                                      ---------------- ----------------- -----------------
                                                                        (In thousands)
Available-for-Sale Securities:
   Corporate bonds                                          $11,196          $10,113           $     -
   U. S. Treasury and other U. S. Government
     agencies and corporations                                7,063           58,851           $44,234
   Obligations of state and political subdivisions
                                                              5,286              550                 -
   Other                                                     24,009           12,922            33,173
                                                            -------          -------           -------
Totals                                                      $47,554          $82,436           $77,407
                                                            =======          =======           =======

Held-to-Maturity Securities:
   U. S. Treasury and other U. S. Government
     agencies and corporations                              $12,531          $19,715           $24,513
   Obligations of state and political subdivisions
                                                              1,010            1,238             1,424
                                                            -------          -------           -------
Totals                                                      $13,541          $20,953           $25,937
                                                            =======          =======           =======

For additional information regarding First Defiance's investment portfolio refer to Note 4 to the consolidated financial statements.

Interest-Bearing Deposits

         First Defiance has interest-bearing deposits in the FHLB of Cincinnati amounting to $5.3 million and $1.6 million at December 31, l998 and l997.

Residential Loan Servicing Activities

         Residential Mortgage Loan Servicing: First Federal and The Leader each has its own mortgage servicing portfolio. At December 31, 1998, First Federal serviced approximately $62 million of mortgage loans, while The Leader's servicing portfolio amounted to approximately $4.8 billion.

         Servicing mortgage loans involves a contractual right to receive a fee for processing and administering loan payments. This processing involves
collecting   monthly  mortgage  payments  on  behalf  of  investors,   reporting
information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. These payments are held in custodial escrow accounts at First Federal, where the money can be invested by the Company in interest-earning assets at returns that historically have been greater than could be realized by the Company using the custodial escrow deposits as compensating balances to reduce the effective borrowing cost on the Company's warehouse credit facilities.

         As compensation for its mortgage servicing activities, the Company receives servicing fees usually ranging from 0.25% to 0.44% per annum of the loan balances serviced, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. At December 31, 1998, the Company's weighted-average servicing fee was .41%. In the event of a default by the borrower, the Company receives no servicing fees until the default is cured.

         Servicing is provided on mortgage loans on a recourse or nonrecourse basis. The Company's policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 1998, on the basis of outstanding principal balances, only .13% of the mortgage servicing contracts owned by the Company involved recourse servicing. To the extent that servicing is done on a recourse basis, the Company is exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of the nonrecourse mortgage servicing contracts owned by the Company require the Company to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. The Company, therefore, must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses are generally not fully reimbursable by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA"), for whom the Company provides significant amounts of mortgage loan servicing. As of December 31, 1998, the Company had advanced approximately $2.3 million in funds on behalf of third-party investors.

         Mortgage servicing rights represent a contractual right to service, and not a beneficial ownership interest in, underlying mortgage loans. Failure to service the loans in accordance with contract or other applicable requirements may lead to the termination of the servicing rights and the loss of future servicing fees. To date, there have been no terminations of mortgage servicing rights by any mortgage loan owners because of the Company's failure to service the loans in accordance with its obligations.

         In order to track information on its servicing portfolio, The Leader utilizes an in-house data processing system with an IBM AS/400 as its main frame. Management believes that this system gives The Leader greater flexibility to customize data for the end user and sufficient capacity to support anticipated expansion of its residential mortgage loan servicing portfolio.

         The following table sets forth certain information regarding the composition of the Company's mortgage servicing portfolio (excluding loans subserviced for others) as of the dates indicated:

                                                                       As of December 31
                                                           1998              1997              1996
                                                      ---------------- ----------------- -----------------
                                                                        (In thousands)
FHA insured/VA guaranteed residential                     $3,616,245
Conventional loans                                         1,086,575         $17,844           $11,295
Other loans                                                  153,049
                                                          ----------         -------           -------
Total mortgage servicing portfolio                        $4,855,869         $17,844           $11,295
                                                          ==========         =======           =======

Fixed rate loans                                          $4,847,764         $17,844           $11,295
Adjustable rate loans                                          8,105
                                                          ----------         -------           -------
Total mortgage servicing portfolio                        $4,855,869         $17,844           $11,295
                                                          ==========         =======           =======

The following table shows the delinquency statistics for the mortgage loans serviced by the Company (excluding loans subserviced for others) compared with national average delinquency rates as of the dates presented:

                                                             As of December 31
                  ---------------------------------------------------------------------------------------------------------
                                1998                              1997                                1996
                  ---------------------------------------------------------------------------------------------------------
                                         National                           National                            National
                         Company        Average(1)         Company         Average(1)         Company          Average(1)
                  ---------------------------------------------------------------------------------------------------------
                   Number   Percentage  Percentage   Number    Percentage  Percentage    Number   Percentage   Percentage
                     of         of          of         of          of          of          of         of           of
                    Loans    Servicing    Loans       Loans     Servicing     Loans      Loans     Servicing     Loans
                             Portfolio                          Portfolio                          Portfolio
                                (2)                                (2)                                (2)
                  ---------------------------------------------------------------------------------------------------------
Loans delinquent
  for:
    30-59 days      5,155       6.23%       2.96%        5         1.78%       3.03%        2        1.12%        3.04%
    60-89 days      1,435       1.73         .68         -                      .71         -        -             .71
    90 days and
     over             818        .99         .60         1          .36         .62         -        -             .62
                  ---------------------------------------------------------------------------------------------------------
Total
  delinquencies     7,408       8.95%       4.24%        6         2.14%       4.36%        2        1.12%        4.37%
                  =========================================================================================================
Foreclosures        2,161       2.61%       -            -         -           1.11%        -        -            0.87%
                  =========================================================================================================

(1) Source: Mortgage Bankers Association, "Delinquency Rates of I to 4 Unit Residential Mortgage Loans" (Seasonally Adjusted) (Data as of December 31, 1998, 1997 and 1996, respectively).

(2) Delinquencies and foreclosures generally exceed the national average due to historically higher rates of delinquencies and foreclosures on FHA insured and VA guarenteed Residential Mortgage loans.

         The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans (excluding loans subserviced for others), at various mortgage interest rates:

                                                             As of December 31
                  ---------------------------------------------------------------------------------------------------------
                                1998                              1997                                1996
                  ---------------------------------------------------------------------------------------------------------
                                        Percentage                         Percentage                          Percentage
                   Number    Aggregate  of Aggregate   Number    Aggregate  of Aggregate  Number    Aggregate  of Aggregate
                     of      Principal  Principal       of      Principal   Principal      of      Principal   Principal
      Rate          Loans     Balance    Balance       Loans     Balance     Balance     Loans      Balance     Balance
      ----        ---------------------------------------------------------------------------------------------------------
Less than 5.00%     1,144   $    33,215      .68%
5.00% - 5.99%       9,510       565,162    11.64
6.00% - 6.99%      29,068     1,818,721    37.45
7.00% - 7.99%      30,383     1,718,098    35.38        54      $ 3,904        21.88%       34     $ 2,483       21.98%
8.00% - 8.99%      12,310       480,142     9.89       216       13,540        75.88%      133       8,370       74.10
9.00% and over        355       240,531     4.96        11          400         2.24        11         442        3.92
                  =========================================================================================================
Total              82,770    $4,855,869   100.00%      281      $17,844       100.00%      178     $11,295      100.00%
                  =========================================================================================================

         Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company (excluding loans subserviced for others) as of the dates shown. The changes in the remaining maturities as a percentage of unpaid principal between 1998, 1997 and 1996, as reflected below, are the result of acquisitions of mortgage servicing rights completed during 1998.

                                                                As of December 31
                         -------------------------------------------------------------------------------------------
                                             1998                                         1997
                         -------------------------------------------------------------------------------------------
                                                          Percentage                                     Percentage
                          Number   Percentage    Unpaid     Unpaid      Number    Percentage    Unpaid     Unpaid
                            of      of Number  Principal   Principal      of      of Number   Principal  Principal
    Maturity               Loans    of Loans     Amount     Amount      Loans      of Loans     Amount     Amount
    --------             -------------------------------------------------------------------------------------------
                                                                                   (Dollars in thousands)
1-5 years                  5,843       7.06%   $  147,446      3.04%
6-10 years                 5,053       6.10       147,092      3.03
11-15 years                1,756       2.12       104,796      2.16
16-20 years                6,643       8.03       288,755      5.95
21-25 years               16,136      19.49       960,928     19.79
More than 25 years        47,339      57.20     3,206,852     66.03       281       100.00%    $17,844     100.00%
                         ===========================================================================================
Total                     82,770     100.00%   $4,855,869    100.00%      281       100.00%    $17,844     100.00%
                         ===========================================================================================
                                   As of December 31
                  ------------------------------------------------
                                         1996
                  ------------------------------------------------
                                                        Percentage
                     Number    Percentage    Unpaid       Unpaid
                       of       of Number   Principal   Principal
    Maturity          Loans     of Loans     Amount       Amount
    --------      ------------------------------------------------
                              (Dollars in thousands)
1-5 years
6-10 years
11-15 years
16-20 years
21-25 years
More than 25 years     178        100.00%   $11,295        100.00%
                  ================================================
Total                  178        100.00%   $11,295        100.00%
                  ================================================

         The following table sets forth the geographic distribution of the mortgage loans (including delinquencies) serviced by the Company (excluding loans subserviced for others) by state:

                                                      As of December 31
                  --------------------------------------------------------------------------------------------
                                      1998                                         1997
                  --------------------------------------------------------------------------------------------
                                        Percentage Percentage                          Percentage Percentage
                                            of         of                                  of         of
                   Number    Aggregate  Aggregate     Total      Number    Aggregate   Aggregate    Total
                     of      Principal  Principal   Delinqs.       of      Principal   Principal   Delinqs.
      State         Loans     Balance    Balance   by State(1)   Loans      Balance     Balance   by State(1)
      -----       --------------------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Ohio               36,761  $2,153,287       44.34%     38.12%      281      $17,844       100.00%   100.00%
Florida            14,688     955,047       19.67      19.74
Louisiana           6,836     443,228        9.13      10.96
Other (2)          24,485   1,304,307       26.86      31.18
                  ============================================================================================
Total              82,770  $4,855,869      100.00%    100.00%      281      $17,844       100.00%   100.00%
                  ============================================================================================
                                 As of December 31
                  -------------------------------------------------
                                      1996
                  -------------------------------------------------
                                          Percentage   Percentage
                                              of           of
                    Number     Aggregate   Aggregate     Total
                      of       Principal   Principal    Delinqs.
      State          Loans      Balance     Balance   by State(1)
      -----       -------------------------------------------------
                             (Dollars in thousands)
Ohio                  178       $11,295      100.00%      100.00%
Florida
Louisiana
Other (2)
                  =================================================
Total                 178       $11,295      100.00%      100.00%
                  =================================================

(1)  In terms of number of loans outstanding.

(2) No other state accounted for greater than 6.00%, based on aggregate principal balances of the Company's mortgage loan servicing portfolio as of December 31, 1998.

Lending Activities

         General. A savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1998, First Federal's limit on loans-to-one borrower was $9.6 million and its five largest loans or groups of loans to one borrower, including related entities, aggregated $7.0 million, $7.0 million, $6.7 million, $5.6 million and $3.7 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 1998.

         Loan Portfolio Composition. The net increase in net loans outstanding over the prior year was $126.6 million, $26.0 million, and $30.7 million in 1998, 1997 and 1996, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

         The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                                          December 31
                                        --------------------------------------------------------------------------------------------
                                                 1998                    1997                  1996                  1995
                                        --------------------------------------------------------------------------------------------
                                           Amount        %         Amount        %        Amount        %       Amount        %
                                        --------------------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)
Real estate:
   Single-family residential             $365,116       62.7%    $255,428       57.0%   $241,787        57.1% $224,639        57.4%
   Multi-family residential                13,763        2.4        9,363        2.1       9,175         2.2    16,929         4.3
   Non-residential real estate             16,436        2.8       20,159        4.5      21,348         5.0    19,780         5.1
   Construction                             8,258        1.4       10,148        2.2      11,412         2.7     8,200         2.1
                                        --------------------------------------------------------------------------------------------
Total real estate loans                   403,573       69.3      295,098       65.8     283,722        67.0   269,548        68.9

Other:
   Consumer finance                        87,168       15.0       81,111       18.1      74,019        17.5    61,810        15.8
   Commercial                              70,109       12.0       29,758        6.6      26,674         6.3    23,647         6.0
   Home equity and improvement             18,168        3.2       16,940        3.8      13,570         3.2    11,875         3.0
   Mobile home                              3,117         .5       25,424        5.7      25,199         6.0    24,671         6.3
                                        --------------------------------------------------------------------------------------------
Total non-real estate loans               178,562       30.7      153,233       34.2     139,462        33.0   122,003        31.1
                                        --------------------------------------------------------------------------------------------
Total loans                               582,135      100.0%     448,331      100.0%    423,184       100.0%  391,551       100.0%
                                                       =====                   =====                   =====                 =====

Less:
   Loans in process                         3,250                   3,087                  4,474                 3,971
   Deferred loan origination fees             612                     646                    568                   559
   Allowance for loan losses                9,789                   2,686                  2,217                 1,817
                                         --------                --------               --------              --------
Net loans                                $568,484                $441,912               $415,925              $385,204
                                         ========                ========               ========              ========


                                            December 31
                                        ---------------------
                                               1994
                                        ---------------------
                                          Amount        %
                                        ---------------------
                                       (Dollars in thousands)
Real estate:
   Single-family residential            $222,035       61.6%
   Multi-family residential                7,577        2.1
   Non-residential real estate            19,888        5.5
   Construction                            6,858        1.9
                                        ---------------------
Total real estate loans                  256,358       71.1

Other:
   Consumer finance                       52,491       14.6
   Commercial                             17,436        4.8
   Home equity and improvement            10,265        2.8
   Mobile home                            24,191        6.7
                                        ---------------------
Total non-real estate loans              104,383       28.9
                                        ---------------------
Total loans                              360,741      100.0%
                                                      =====

Less:
   Loans in process                        3,440
   Deferred loan origination fees            631
   Allowance for loan losses               1,733
                                        --------
Net loans                               $354,937
                                        ========

         Included above, First Defiance had $119.9 million, $87,500, $558,600 and $3.8 million in loans classified as held for sale at December 31, 1998, 1997, 1996 and 1995, respectively. The fair value of such loans, which are all single-family residential mortgage loans, exceeded their carrying value by $187,000, $2,000, $5,000 and $64,000 as of December 31, 1998, 1997, 1996 and
1995, respectively.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in First Defiance's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                 Due 3-5     Due 5-10    Due 10-15    Due 15+
                          Due          Due        Years       Years        Years       Years
                         Before      Before       After       After        After       After
                        12/31/99    12/31/00    12/31/98     12/31/98    12/31/98    12/31/98      Total
                      ---------------------------------------------------------------------------------------
                                                          (In thousands)
Real estate            $123,290      $13,534   $  51,125       $78,332    $63,237     $74,055      $403,573
Non-real estate:
   Commercial            26,424       11,377      14,729        11,443      1,938       4,198        70,109
   Home equity and
     improvement          3,613          711       1,713         1,331        195      10,605        18,168
   Mobile home              238          229         751           999        574         326         3,117
   Consumer finance      28,718       22,401      34,854         1,146         49           -        87,168
                      ---------------------------------------------------------------------------------------
Total                  $182,283      $48,252    $103,172       $93,251    $65,993     $89,184      $582,135
                      =======================================================================================

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

         The following table sets forth the dollar amount of all loans, before net items, due after one year from December 31, l998 which have fixed interest rates or which have floating or adjustable interest rates.

                                                                         Floating or
                                                           Fixed          Adjustable
                                                           Rates            Rates             Total
                                                     -----------------------------------------------------
                                                                        (In thousands)

Real estate                                                $206,437           $73,846         $280,283
Non-real estate:
   Commercial                                                35,370             8,315           43,685
   Other                                                     64,658            11,226           75,884
                                                     -----------------------------------------------------
                                                           $306,465           $93,387         $399,852
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

         First Defiance's loan approval process for all types of loans is intended to assess the borrowers ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan.

         A commercial credit is first reviewed and underwritten by a commercial loan officer, who may approve credits within their lending limit. Credits exceeding an individual's lending limit may be approved by another loan officer with limits sufficient to cover the exposure. All credits which exceed $100,000 in aggregate exposure must be presented for approval to the Senior Loan Committee, a committee of senior lending personnel. Credits which exceed $250,000 in aggregate exposure must be presented to for approval to the Executive Loan Committee, a sub-committee of the Board of Directors.

         A mortgage loan is initially reviewed by a mortgage loan originator. Approval for conforming mortgage loans which are sold to the secondary market occurs centrally by the Chief Underwriter or the Vice President of Mortgage Lending. Non-conforming mortgage loans must be approved by either the Vice President of Mortgage Lending or the Executive Vice President of Lending.

         A consumer loan officer underwrites and may approve direct consumer credits within their lending limits. Credits exceeding an officer's lending limits may be approved by another loan officer with limits sufficient to cover the exposure. All indirect consumer credits are underwritten and approved centrally.

         First Defiance offers adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. The demand for adjustable-rate loans in First Defiance's primary market area has been a function of several factors, including customer preference, the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         Adjustable rate loans represented 14.0% of First Federal's total originations of mortgage loans in 1998 compared to 34.7% and 26.0% during 1997 and 1996, respectively. First Defiance continues to hold adjustable-rate securities in order to further reduce its interest-rate gap.

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

         The following table shows total loans originated, loan reductions, and the net increase in First Defiance's total loans during the periods indicated:

                                                           Year ended December 31
                                                  1998              1997              1996
                                            -----------------------------------------------------
                                                               (In thousands)
Loan originations:
   One to four family residential                 $163,355         $  72,752         $  70,494
   Five or more family residential                   2,168             1,464             1,414
   Non-residential real estate                       4,025             5,153             5,006
   Construction                                     13,852            11,044            15,936
   Commercial                                       98,148            31,435            25,298
   Mobile home                                       3,083             5,945             6,465
   Home equity and improvement                      15,381            10,103             6,448
   Consumer                                         60,068            54,994            53,698
                                            -----------------------------------------------------
Total loans originated                             360,080           192,890           184,759

Loans acquired through purchase of The Leader:
     One to four family residential                127,170                 -                 -
     Five or more family residential                 4,302                 -                 -
                                            -----------------------------------------------------
                                                   131,472                 -                 -

Purchase of one to four family residential         596,681                 -                 -

Loan reductions:
   Loan pay-offs                                   185,793           106,840            87,879
   Mortgage loans sold                             674,066             8,242            13,332
   Periodic principal repayments                    94,570            52,661            51,915
                                            -----------------------------------------------------
                                                   954,429           167,743           153,126
                                            -----------------------------------------------------
Net increase in total loans                       $133,804         $  25,147         $  31,633
                                            =====================================================

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

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1998, in dollar amount and as a percentage of First Defiance's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                      Non-residential and
                                Single-family             multi-family                                       Home equity
                                 residential              residential               Mobile home            and improvement
                           ----------------------------------------------------------------------------------------------------
                             Amount     Percentage     Amount     Percentage    Amount     Percentage    Amount     Percentage
                           ----------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Loans delinquent for:

   30-59 days                $   887      .15%          $197        .03%       $   638       .11%           $70        .01%
   60-89 days                    289      .05                                      267       .05
   90 days and over           11,173     1.92                                     180       .03
                           ====================================================================================================
Total delinquent loans       $12,349     2.12%          $197        .03%        $1,085       .19%           $70        .01%
                           ====================================================================================================


                                Consumer
                                finance                 Commercial                   Total
                           -------------------------------------------------------------------------
                           Amount     Percentage    Amount     Percentage    Amount      Percentage
                           -------------------------------------------------------------------------
                                                    (Dollars in thousands)
Loans delinquent for:

   30-59 days              $1,378       .24%       $   925       .16%       $  4,095        .70%
   60-89 days                 392       .07                                      948        .17
   90 days and over           171       .03          1,330       .23          12,854       2.21
                           =========================================================================
Total delinquent loans     $1,941       .34%        $2,255       .39%        $17,897       3.08%
                           =========================================================================

         Non-Performing Assets. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reserved. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that they will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is impaired, First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral, if collateral dependent. If the measure of the impaired loan is less than the recorded investment, First Defiance will recognize an impairment by creating a valuation allowance. This policy excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. Impairment of loans having recorded investments of $427,000, $537,000 and $1.6 million has been recognized as of December 31, 1998, 1997 and 1996, respectively. Interest received and recorded in income during 1998, 1997 and 1996 on impaired loans including interest received and recorded in income prior to such impaired loan designation amounted to $155,000, $53,000 and $156,000, respectively. Unrecorded interest income on these and all non-performing loans in 1998, 1997 and 1996 was $36,000, $24,000 and $34,000, respectively. The average recorded investment in impaired loans during 1998, 1997 and 1996 was $427,000, $1.30 million and $1.45 million, respectively. The total allowance for loan losses related to these loans was $277,000, $327,000 and $804,000 at December 31, 1998, 1997 and 1996, respectively.

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

         As of December 31, 1998, First Defiance's total non-performing loans amounted to $12,854,000 or 2.21% of total loans, compared to $1,365,000 or .30% of total loans, at December 31, 1997.

         The following table sets forth the amounts and categories of First Defiance's nonperforming assets and troubled debt restructurings at the dates indicated.

                                                                     December 31
                                                1998        1997        1996         1995        1994
                                            --------------------------------------------------------------
                                                               (Dollars in thousands)
Non-performing loans:
   Single-family residential                  $     171    $   313    $     88       $263         $207
   Mortgage banking activities                   11,002          -           -          -            -
   Non-residential and multi-family
     residential real estate                          -          -          19          -           18
   Commercial                                     1,330        570       1,561        268          294
   Mobile home                                      180        315         193        130          163
   Consumer finance                                 171        167         111        111           16
                                            --------------------------------------------------------------
Total non-performing loans                       12,854      1,365       1,972        772          698

Real estate owned                                 1,337         18           -          1            3
Other repossessed assets                            180        523         267        172          164
                                            --------------------------------------------------------------
Total repossessed assets                          1,517        541         267        173          167
                                            ==============================================================
Total non-performing assets                  $   14,371     $1,906      $2,239       $945         $865
                                            ==============================================================
Troubled debt restructurings                 $        -   $     -     $     -        $437         $443
                                            ==============================================================
Total non-performing assets as a
   percentage of total assets                   1.83%        .33%        .41%        .18%         .18%
                                            ==============================================================
Total non-performing loans and troubled
   debt restructurings as a percentage of
   total loans                                  2.47%        .43%        .53%        .35%         .36%
                                            ==============================================================
Total non-performing assets and troubled
   debt restructurings as a percentage of
   total assets                                 1.83%        .33%        .41%        .26%         .28%
                                            ==============================================================
Allowance for loan losses as a percent of
   total non-performing assets
                                               68.1%      140.9%       99.0%      192.3%       200.5%
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

         At December 31, l998, First Defiance's allowance for loan losses amounted to $9.8 million compared to $2.7 million at December 31, 1997. As of December 31, 1998 and l997, $1,073,000 and $499,000, respectively, constituted an allowance with respect to specific loans or assets held for sale. Charge-offs in non-real estate loans increased $387,000 for the year ended December 31, 1998 over 1997 due to increases in lending and delinquencies in this area.

         The following table sets forth the activity in First Defiance's allowance for loan losses during the periods indicated.

                                                               Year Ended December 31
                                                1998        1997        1996         1995        1994
                                            --------------------------------------------------------------
                                                               (Dollars in thousands)
Allowance at beginning of year                  $2,686       $2,217      $1,817      $1,733       $1,662
Provisions                                       7,769        1,613       1,020         374          426
Acquired allowance of The Leader                 1,194            -           -           -            -
Charge-offs:
   Single-family real estate                       352            -           -           -           19
   Non-real estate:
     Consumer finance                            1,053        1,078         430         230          222
     Mobile home                                   620          259         334          91          159
     Commercial                                     55            4          12          23            1
                                            --------------------------------------------------------------
Total non-real estate                            1,728        1,341         776         344          382
                                            --------------------------------------------------------------
Total charge-offs                                2,080        1,341         776         344          401

Recoveries:
   Consumer finance                                220          195         152          51           46
   Commercial                                        -            -           4           -            -
   Mobile home                                       -            2           -           -            -
   Assets held for sale                              -                        -           3            -
                                            --------------------------------------------------------------
Total                                              220          197         156          54           46
                                            --------------------------------------------------------------
Allowance at end of year                        $9,789       $2,686      $2,217      $1,817       $1,733
                                            ==============================================================

Allowance for loan losses to total
   non-performing loans at end of year            76.2%       196.8%      112.4%      235.4%       248.3%
Allowance for loan losses to total loans
   at end of year                                 1.68%         .60%        .52%        .46%         .48%
Allowance for loan losses to net
   chargeoffs for the year                      470.63       234.79      357.58      626.55       515.77
Net charge offs for the year to average
   loans                                           .36          .27         .16         .08          .10

         The following table sets forth information concerning the allocation of First Defiance's allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "- Lending Activities - Loan Portfolio Composition."

                                                              December 31
                                        1998                      1997                      1996
                             ------------------------------------------------------------------------------
                                           Percent of                Percent of                Percent of
                                           total loans               total loans               total loans
                                Amount     by category    Amount     by category    Amount     by category
                             ------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Real estate mortgage loans      $1,654        69.3%       $   351       65.8%       $   307       67.0%
Other:

   Commercial business loans     1,760        12.0            828        6.6            866        6.3
   Mobile home loans             1,309          .5            361        5.7            208        6.0
   Consumer and home equity
     and improvement loans       5,066        18.2          1,146       21.9            836       20.7
                             ==============================================================================
                                $9,789       100.0%       $ 2,686      100.0%       $ 2,217      100.0%
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

         Deposits. First Defiance's deposits are attracted principally from within First Defiance's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $52.8 million at December 31, l998. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Average balances and average rates paid on deposits are as follows:

                                                       Year ended December 31
                                     1998                       1997                       1996
                            -----------------------    -----------------------    ------------------------
                              Amount        Rate        Amount        Rate        Amount         Rate
                            ------------ ------------ ------------ ------------ ------------ -------------
                                                       (Dollars in thousands)
Noninterest bearing
   demand deposits            $  2,547         -  %   $    2,545         -  %   $    1,902         -  %
Interest bearing demand
   deposits                     66,806       2.65         48,766       2.88         45,649       2.45
Savings deposits                56,135       1.95         63,028       2.58         67,926       3.00
Time deposits                  283,766       5.44        268,235       5.58        265,967       5.80
                              --------       ----       --------       ----       --------       ----
Totals                        $409,254       4.48%      $382,574       4.70%      $381,444       4.87%
                              ========       ====       ========       ====       ========       ====

         The following table sets forth the maturities of First Defiance's certificates of deposit having principal amounts of $100,000 or more at December 31, 1998.

                                                              (In thousands)
Certificates of deposit maturing in quarter ending:
    March 31, 1999                                              $  8,776
    June 30, 1999                                                 11,072
    September 30, 1999                                             6,428
    December 31, 1999                                              6,424
    After December 31, 1999                                       12,381
                                                                --------
Total certificates of deposit with
   balances of $100,000 or more                                  $45,081
                                                                ========

The following table details the deposit accrued interest payable as of December 31:

                                                           1998              1997
                                                      ---------------- -----------------
                                                               (In thousands)
Demand, NOW and money market accounts                      $   78           $   72
Savings Accounts                                                2                4
Certificates                                                  645            1,325
                                                             ----           ------
                                                             $725           $1,401
                                                             ====           ======

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

           The following table sets forth certain information as to First Defiance's FHLB advances at the dates indicated.

                                                                         December 31
                                                           1998              1997             1996
                                                     -----------------------------------------------------
                                                                    (Dollars in thousands)
Long-term:
   FHLB advances                                          $98,497          $  4,529         $  5,601
   Weighted average interest rate                          4.93%             6.57%            6.58%
Short-term:
   FHLB advances                                          $69,645           $67,136          $35,220
   Weighted average interest rate                          5.18%             5.85%            6.28%

         The following table sets forth the maximum month-end balance and average balance of First Defiance's FHLB advances during the periods indicated.

                                                                    Year ended December 31
                                                           1998              1997             1996
                                                     -----------------------------------------------------
                                                                    (Dollars in thousands)
Long-term:
   Maximum balance                                          $98,497          $  5,601         $  6,842
   Average balance                                           21,829             4,529            6,115
   Weighted average interest rate of FHLB advances             5.87%             6.19%            6.59%

Short-term:
   Maximum balance                                          $69,645           $70,135          $35,220
   Average balance                                           49,462            53,039            8,310
   Weighted average interest rate of FHLB advances             5.43%             5.77%            5.59%


         $2.2 million of First Defiance's outstanding long-term FHLB advances were obtained in the first calendar quarter of 1992 as part of the Company's asset and liability management strategy and $1.3 million were obtained in the fourth quarter in 1995 as part of the FHLB's Affordable Housing Program. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $69.6 and $67.1 million in short-term advances outstanding at December 31, 1998 and 1997, respectively. First Defiance borrows funds under a variety of programs at the FHLB. At December 31, 1998, $68.0 million was outstanding under First Defiance's REPO Advance line of credit. The total available under the REPO line is $150.0 million. Amounts are generally borrowed under the REPO line on an overnight basis. The $1.6 million of other advances are borrowed under the FHLB's short-term fixed or LIBOR based programs.

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

                                                                                               Year Ended December 31,
                                             -----------------------------------------------------------------------------------
                                                               1998                                      1997
                                             ----------------------------------------- -----------------------------------------
                                               Average                      Yield/       Average                      Yield/
                                               Balance       Interest      Rate (1)      Balance       Interest        Rate
                                             ------------- ------------- ------------- ------------- ------------- -------------
                                                                                              (Dollars in thousands)
Interest-Earning Assets
   Loans receivable                            $521,968        $43,369        8.31%      $428,550        $37,302        8.70%
   Securities                                    81,320          5,082        6.25        103,304          6,556        6.35
   Interest bearing deposits                     12,259            605        4.94              -              -        -
   Dividends on FHLB stock                        4,669            334        7.15          3,355            242        7.21
                                             ------------- ------------- ------------- ------------- ------------- -------------
   Total interest-earning assets                620,216         49,390        7.96        535,209         44,100        8.24
Non-interest-earning assets                      78,706                                    25,500
                                             =============                             =============
Total assets                                   $698,922                                  $560,709
                                             =============                             =============

Interest-Bearing Liabilities
   Deposits                                    $409,254         18,340        4.48       $382,574         17,992        4.70
   FHLB advances                                 75,062          4,171        5.56         58,100          3,394        5.84
   Warehouse and term notes payable              87,668          4,435        5.06              -              -        -
                                             ------------- ------------- ------------- ------------- ------------- -------------
   Total interest-bearing liabilities           571,984         26,946        4.71        440,674         21,386        4.85
Non-interest-bearing liabilities                 23,046                                     4,804
                                             -------------                             -------------
Total liabilities                               595,030                                   445,478
Stockholders' equity                            103,892                                   115,231
                                             =============                             =============
Total liabilities and stockholders' equity     $698,922                                  $560,709
                                             =============                             =============
Net interest income; interest rate spread                      $22,444        3.25%                      $22,714        3.39%
                                                           =============                             =============
                                                                         =============                             =============
Net interest margin (2)                                                       3.62%                                     4.24%

                                                                         =============                             =============
Average interest-earning assets to average
   interest-bearing liabilities                                                108%                                      121%
                                                                         =============                             =============

                                             ------------------------------------------
                                                               1996
                                             ------------------------------------------
                                               Average                      Yield/
                                               Balance       Interest        Rate
                                             ------------- ------------- --------------
                                                      (Dollars in thousands)
Interest-Earning Assets
   Loans receivable                            $399,949        $34,635        8.66%
   Securities                                   107,702          6,622        6.15
   Interest bearing deposits                          -              -        -
   Dividends on FHLB stock                        2,955            207        7.00
                                             ------------- ------------- --------------
   Total interest-earning assets                510,606         41,464        8.12
Non-interest-earning assets                      18,257
                                             =============
Total assets                                   $528,863
                                             =============

Interest-Bearing Liabilities
   Deposits                                    $381,444        $18,579        4.87
   FHLB advances                                 15,828            880        5.56
   Warehouse and term notes payable                   -              -        -
                                             ------------- ------------- --------------
   Total interest-bearing liabilities           397,272         19,459        4.90
Non-interest-bearing liabilities                  4,311
                                             -------------
Total liabilities                               401,583
Stockholders' equity                            127,280
                                             =============
Total liabilities and stockholders' equity     $528,863
                                             =============
Net interest income; interest rate spread                      $22,005        3.22%
                                                           ============= ==============
Net interest margin (2)                                                       4.31%
                                                                         ==============

Average interest-earning assets to average
   interest-bearing liabilities                                               129%
                                                                         ==============

(1) At December 31, 1998, the yields earned and rates paid were as follows: loans receivable, 7.81%; securities, 6.41%; other interest-earning assets, 7.00%; total interest-earning assets, 7.67%; deposits, 4.17%; FHLB advances, 5.12%; total interest-bearing liabilities, 4.44%; and interest rate spread 3.23%.

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

                                                                          Year Ended December 31,
                                             -----------------------------------------------------------------------------------
                                                          1998 vs. 1997                             1997 vs. 1996
                                             ----------------------------------------- -----------------------------------------
                                               Increase      Increase                    Increase      Increase
                                              (decrease)    (decrease)      Total       (decrease)    (decrease)      Total
                                                due to        due to       increase       due to        due to       increase
                                                 rate         volume      (decrease)       rate         volume      (decrease)
                                             ------------- ------------- ------------- ------------- ------------- -------------
                                                                               (In thousands)
Interest-Earning Assets
   Loans                                        $(2,064)       $ 8,131      $ 6,067         $ 190         $2,477       $2,667
   Securities                                       (79)        (1,395)      (1,474)          204           (270)         (66)
   Interest bearing deposits                          -            605          605             -              -            -
   FHLB stock                                        (3)            95           92             7             28           35
                                             ============= ============= ============= ============= ============= =============
   Total interest-earning assets                $(2,146)       $ 7,436      $ 5,290         $ 401         $2,235       $2,636
                                             ============= ============= ============= ============= ============= =============

Interest-Bearing Liabilities
   Deposits                                     $  (907)       $ 1,255     $    348         $(642)       $    55      $  (587)
   FHLB advances                                   (214)           991          777           164          2,350        2,514
   Warehouse and term notes payable                   -          4,435        4,435             -              -            -
                                             ============= ============= ============= ============= ============= =============
   Total interest-bearing liabilities           $(1,121)       $ 6,681      $ 5,560         $(478)        $2,405       $1,927
                                             ============= ============= ============= ============= ============= =============

Increase (decrease) in net interest income                                 $   (270)                                  $   709
                                                                         =============                             =============

                                                        Year Ended December 31,
                                             ------------------------------------------
                                                           1996 vs. 1995
                                             ------------------------------------------
                                               Increase      Increase
                                              (decrease)    (decrease)       Total
                                                due to        due to       increase
                                                 rate         volume      (decrease)
                                             ------------- ------------- --------------
                                                             (In thousands)
Interest-Earning Assets
   Loans                                          $(146)        $2,778       $2,632
   Securities                                       (29)            89           60
   Interest bearing deposits                          -              -            -
   FHLB stock                                         5             11           16
                                             ============= ============= ==============
   Total interest-earning assets                  $(170)        $2,878       $2,708
                                             ============= ============= ==============

Interest-Bearing Liabilities
   Deposits                                       $(522)       $   244       $ (278)
   FHLB advances                                   (335)          (217)        (552)
   Warehouse and term notes payable                   -              -            -
                                             ============= ============= ==============
   Total interest-bearing liabilities             $(857)      $     27       $ (830)
                                             ============= ============= ==============

Increase (decrease) in net interest income                                   $3,538
                                                                         ==============

Employees

         First Defiance had 328 full-time employees at December 31, 1998. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

Competition

         The industries in which the Company operates are highly competitive. The Company competes for the acquisition of mortgage loan servicing rights and bulk loan portfolios mainly with mortgage companies, savings associations, commercial banks and other institutional investors. The Company believes that it has competed successfully for the acquisition of mortgage loan servicing rights and bulk loan portfolios by relying on the advantages provided by its unique corporate structure and the secondary marketing expertise of the employees in each Subsidiary.

         Competition in originating mortgage loans arises mainly from other mortgage companies, savings associations and commercial banks. The distinction among market participants is based primarily on price and, to a lesser extent, the quality of customer service and name recognition. Aggressive pricing policies of the Company's competitors, especially during a declining period of mortgage loan originations, could in the future result in a decrease in the Company's mortgage loan origination volume and/or a decrease in the profitability of the Company's loan originations, thereby reducing the Company's revenues and net income. The Company competes for loans by offering competitive interest rates and product types and by seeking to provide a higher level of personal service to mortgage brokers and borrowers than is furnished by competitors. However, the First Federal does have a significant market share of the lending markets in which it conducts operations.

         Management believes that First Federal's most direct competition for deposits comes from local financial institutions. The distinction among market participants is based primarily on price and, to a lesser extent, the quality of customer service and name recognition. First Federal's cost of funds fluctuates with general market interest rates. During certain interest rate environments, additional significant competition for deposits may be expected from corporate and governmental debt securities, as well as from money market mutual funds. First Federal competes for conventional deposits by emphasizing quality of service, extensive product lines and competitive pricing.

                                   REGULATION

         General. First Defiance, First Federal, and Leader are subject to regulation, examination and oversight by the OTS. Because First Federal's deposits are insured by the FDIC, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the OTS and examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. First Federal is a member of the FHLB of Cincinnati.

         First Federal and Leader are subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. First Federal has received a satisfactory examination rating under those regulations.

         First Defiance is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

         Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 1998, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                           At December 31, 1998
                                    -----------------------------------
                                         Amount           Percent
                                       (In thousands)

Tangible capital                         $52,265            6.80%
Requirement                               11,537            1.50
                                    ================= =================
Excess                                   $40,728            5.30%
                                    ================= =================

Core capital                             $52,265            6.80%
Requirement                               30,766            3.00
                                    ================= =================
Excess                                   $21,499            3.80%
                                    ================= =================

Risk-based capital                       $82,187           14.82%
Risk-based requirement                    44,363            8.00
                                    ================= =================
Excess                                   $37,824            6.82%
                                    ================= =================

         Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. First Federal does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. First Federal's current core capital level is 6.80% of adjusted total assets.

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

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of at least 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 4% and core capital of at least 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible equity of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS and is subject to increased monitoring and growth restrictions. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at December 31, 1998, meets the standards for a well-capitalized institution.

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

         First Federal meets the requirements for a Tier 1 Association and has not been notified of any need for more than normal supervision. As a subsidiary of First Defiance, First Federal is required to give the OTS 30 days notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. First Federal paid dividends of $20 million to First Defiance during 1998.

         Liquidity. OTS regulations require that each savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of First Federal, as computed under current regulations, at December 31, 1998, was $48.3 million, or 10.01% and exceeded the 4.0% liquidity requirement by approximately $29 million.

         Qualified Thrift Lender Test. Savings associations are required to meet the Qualified Thrift Lender ("QTL") Test. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At December 31, 1998, First Federal met the QTL Test.

         Lending Limits. OTS regulations generally limit the aggregate amount that a savings association may lend to one borrower (the "Lending Limit") to an amount equal to 15% of the savings association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." At December 31, 1998, First Federal was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at December 31, 1998.

         All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at December 31, 1998.

        Federal Deposit Insurance Corporation Regulations. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

         Federal legislation, which was effective September 30, 1996, provided for the racapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase the SAIF reserves to the level required by law. First Federal paid a special assessment of $2.5 million, which was accounted for and recorded as of September 30, 1996.

         FRB Reserve Requirements. FRB regulations currently require that reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At December 31, 1998, First Federal was in compliance with its reserve requirements.

         Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $10.8 million at December 31, 1998.

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

         Holding Company Regulation. First Defiance is a unitary savings and loan holding company and is subject to OTS regulations, examination, supervision and reporting requirements.

         There are generally no restrictions on the activities of unitary savings and loan holding companies. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1998, First Federal met the QTL Test.

         Federal law generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. If First Defiance were to acquire control of another savings institution, other than through a merger or other business combination with First Federal, First Defiance would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings association meets the QTL Test, the activities of First Defiance and any of its subsidiaries (other than First Federal or other subsidiary savings associations) would thereafter be limited generally to those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities must also be approved by the OTS prior to being engaged in by a multiple holding company.

        For several years, Congress has been considering various changes to the powers, activities and regulation of banks and savings associations and their holding companies and subsidiaries. First Defiance cannot predict at this time whether and when Congress will actually adopt "financial modernization"
legislation or in what form it will be adopted. Proposals currently being considered would expand the range of activities in which banks and their affiliates may engage and restrict the range of activities in which savings associations and their affiliates may engage. It is not anticipated that the current activities of First Defiance and its subsidiaries will be materially affected by any such legislation.

        Mortgage Banking Operations. Because The Leader conducts business with various government sponsored enterprises and government agencies, it is required in those cases to utilize underwriting guidelines which, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals and credit reports on prospective borrowers and fix maximum loan amounts. Moreover, the Leader is required annually to submit to HUD, FNMA, GNMA and FHLMC audited financial statements, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements. The Leader's affairs are also subject to examination by HUD, FNMA, GNMA and FHLMC at any time to assure compliance with the applicable regulations, policies and procedures. Mortgage loan origination activities are subject to, among other things, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, as amended, and the regulations promulgated thereunder that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

        Additionally, there are various state and local laws and regulations affecting the Leader's operations. The Leader is licensed in those states in which it does business requiring such a license where failure to be licensed would have a material adverse effect on First Defiance, The Leader, its business, or its assets.
Mortgage origination operations also may be subject to state usury statutes.

        Insurance Operations. The Insurance Center of Defiance and its agents are appropriately licensed to sell property and casualty and life insurance products. The Insurance Center is subject to the regulation by the Ohio Department of Insurance.

                                    TAXATION

Federal Taxation

         The Company and its subsidiaries are each subject to the federal tax laws and regulations which apply to corporations generally. Certain thrift institutions, including First Federal, were prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or the reserve method of Section 593 of the Code under which a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or
(ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax year 1995, First Federal used the percentage of taxable income method.

         Section  1616(a) of the Small  Business Job Protection Act repealed the
Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. First for purposes of this method, First Federal was treated as a large bank. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

         A thrift institution required to change its method of computing reserves for bad debt treated such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Any adjustment under Section 481(a) of the Code required to be recaptured with respect to such change generally will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves being taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (ie., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that began after December 31, 1995, and before January 1, 1998, if a thrift met the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year was suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year was not less than its base amount. The "base amount" generally was the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. First Federal met the test for 1996 and 1997 and the Section 481(a) adjustment was suspended until 1998.

         A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property to acquire, construct, or improve the property.

         In addition to the regular income tax, the Company and its subsidiaries are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, the Company and its subsidiaries are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, First Federal's pre-1988 reserves for tax purposes totaled approximately $9.52 million.

         The tax returns of First Federal have been audited or closed without audit through the tax year ended December 31, 1994. The tax returns for The Leader have been closed through their tax year ended September 30, 1994. In the opinion of management, any examination of open returns would not result in a deficiency which would have a material adverse effect on the financial condition of First Defiance.

Ohio Taxation

         The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or
(ii) 0.4% times taxable net worth.

         In computing its tax under the net worth method, the Company may exclude 100% of its investment in the capital stock of First Federal after the Conversion, as reflected on the balance sheet of the Company, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of First Federal. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Company may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies. Effective for the 1999 tax year, a corporation that qualifies as a "qualifying holding company" is exempt from tax on the net worth basis, to be considered a qualifying holding company, a corporation must satisfy certain criteria and must make an annual election to be treated as a qualified holding company for the purposes. Generally, to qualify as a qualifying holding company, a large portion of a corporations assets and income must be attributable to holdings in other corporations or business organizations.

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

         First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of First Federal's book net worth determined in accordance with GAAP. Effective for the 1999 tax year, the tax rate is 1.4% of book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio. On December 31, 1998, The Leader was converted to a single-member Limited Liability Corporation. As such, its operations are not subject to state taxation as a separate entity.

Item 2.  Properties

         At December 31, 1998, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and eleven other full service branches in northwestern Ohio. At December 31, 1998, The Leader conducted its business from leased office space at 1015 Euclid Avenue, Cleveland, Ohio. The Insurance Center of Defiance conducted its business from leased office space at 507 5th Street, Defiance, Ohio.

         First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio.

         The following table sets forth certain information with respect to the office and other properties of the Company at December 31, l998. See Note 8 to the Consolidated Financial Statements.

                                                                   Net book value
            Description/address                 Leased/owned         of property          Deposits
---------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Main Office
601 Clinton Street                              Owned                  $  6,031             $183,805
Defiance, OH

Branch Offices
204 E. High Street                              Owned                     1,209               80,049
Bryan, OH

211 S. Fulton Street                            Owned                       857               42,332
Wauseon, OH

625 Scott Street                                Owned                     1,729               64,378
Napoleon, OH

1050 East Main Street                           Owned                       649               18,370
Montpelier, OH

926 East High Street                            Owned                       120                7,073
Bryan, OH

1333 Woodlawn                                   Owned                        91               14,765
Napoleon, OH

825 N. Clinton Street                           Owned                       420                8,889
Defiance, OH

Inside Super K-Mart                             Leased                      153                3,974
190 Stadium Dr.
Defiance, OH

905 N. Williams St.                             Owned                     1,179                7,358
Paulding, OH

201 E. High St.                                 Owned                       636                2,986
Hicksville, OH

Main Office, The Leader
1015 Euclid Avenue                              Leased                       36                  N/A
Cleveland, OH

Main Office, Insurance
   Center of Defiance
507 5th Street                                  Leased                        3                  N/A
Defiance, OH
                                                                 ========================================
                                                                        $13,113             $433,979
                                                                 ========================================

Item 3.  Legal Proceedings

         First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of l998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference from page 40 of First Defiance's Annual Report to Stockholders for fiscal 1998 ("Annual Report"), which is included herein as Exhibit 13.

Item 6.  Selected Financial Data

         The information required herein is incorporated by reference from pages 6 through 7 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from pages 8 through 16 of the Annual Report.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

         The information required herein is incorporated by reference from pages 12 and 13 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and report of independent auditors required herein are incorporated by reference from pages 17 through 40 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required herein is incorporated by reference from pages 6 through 13 of the definitive proxy statement dated March 22, 1999. Otherwise, the requirements of this Item 10 are not applicable.

Item 11. Executive Compensation

         The information required herein is incorporated by reference from page 13 of the definitive proxy statement dated March 22, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference from page 3 of the definitive proxy statement dated March 22, 1999.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from page 20 of the definitive proxy statement dated March 22, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1)    Financial Statements

         The following financial statements and report of independent auditors are incorporated herein by reference from pages 17 through 40 of the Annual
Report:

         Report of Independent Auditors

         Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

         Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

       (3)    Exhibits

         The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number              Description
----------------------------------------------------------------------------
   3.1    Articles of Incorporation                               *
   3.2    Form of Code of Regulations                             *
   3.2    Bylaws                                                  *
   4.1    Specimen Stock Certificate                              *
  10.1    1996 Stock Option Plan                                 **
  10.2    1996 Management Recognition Plan and Trust             ***
  10.3    1993 Management Recognition Plan and Trust              *
  10.4    1993 Stock Incentive Plan                               *
  10.5    1993 Directors' Stock Option Plan                       *
  10.6    Employment Agreement with Don C. Van Brackel            *
    13    Annual Report to Shareholders and Notice of
             Annual Meeting of
             Shareholders and Proxy Statement                   ****
  21.1    List of Subsidiaries of the Company                   ****
  23.1    Consent of Independent Auditors                       ****

* Incorporated herein by reference to the like numbered exhibit in the Registrant's Form S-1 (File No. 33-93354).

**     Incorporated  herein  by  reference  to  Appendix  A to  the  1996  Proxy
       Statement.

***    Incorporated  herein  by  reference  to  Appendix  B to  the  1996  Proxy
       Statement.

****   Included herein.

(b)    Reports on Form 8-K

       1. On October 30, 1998, First Defiance Financial Corp. ("First Defiance") filed a current report on Form 8-K, dated October 30, 1998, reporting, pursuant to Item 5 of such form, entering into an Agreement of Merger and Plan of Reorganization with the Insurance Center of Defiance, Inc. ("the Agency"), and Ohio Corporation. The Agreement provides for the formation by First Defiance of a subsidiary that will be merged into the Agency, resulting in the acquisition of the Agency by First Defiance. First Defiance also announced on October 30, 1998, its intention to repurchase up to 15% of its outstanding shares, or 1,226,704 shares, in the open market commencing no earlier than November 5, 1998.

       2. On December 24, 1998, First Defiance filed a current report Form 8-K, dated December 24, 1998, reporting, pursuant to Item 5 of such Form, the consummation of the acquisition of the Insurance Center of Defiance. In payment for the Agency, First Defiance issued 146,135 common shares to the Agency shareholders.

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

                                             FIRST DEFIANCE FINANCIAL CORP.


March 30, 1999                               By:    /s/ William J. Small
                                                    --------------------
                                                    William J. Small
                                                    Chairman, President, CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.

         Signature                              Title
         ---------                              -----

/s/ William J. Small
--------------------                   Chairman of the Board, President and
William J. Small                       CEO


-------------------                    Director, Executive Vice President,
P. Scott Carson                        President and COO, First Federal Savings
                                       and Loan

/s/ John C. Wahl
----------------                       Executive Vice President and CFO
John C. Wahl

/s/ Don C. Van Brachel
-----------------------                Director, Vice Chairman
Don C. Van Brachel

/s/ Stephen L. Boomer                  Director
---------------------
Stephen L. Boomer

/s/ Dr. Douglas A. Burgei              Director
-------------------------
Dr. Douglas A. Burgei

         Signature                              Title
         ---------                              -----

/s/ Peter A. Diehl                                     Director
-------------------
Peter A. Diehl

/s/ Dr. John U. Fauster, III                           Director
----------------------------
Dr. John U. Fauster, III

/s/ Dr. Marvin J. Ludwig                               Director
------------------------
Dr. Marvin J. Ludwig

/s/ Gerald W. Monnin                                   Director
---------------------
Gerald W. Monnin

/s/ Thomas A. Voigt                                    Director
-------------------
Thomas A. Voigt