Form 10-Q
period 1999-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 1999-05-17
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For Period Ended March 31, 1999


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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 7,123,659 shares outstanding at May 12, 1999.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX


PART I.-FINANCIAL INFORMATION

 Item 1.      Consolidated Condensed Financial Statements (Unaudited):

              Consolidated Condensed Statements of Financial
              Condition - March 31,1999 and December 31, 1998

              Consolidated Condensed Statements of Income -
              Three months ended March 31,1999 and 1998

              Consolidated Condensed Statement of Changes in
              Stockholders' Equity - Three months ended
              March 31,1999

              Consolidated Condensed Statements of Cash Flows
              - Three months ended March 31,1999 and 1998


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

 Item 3.      Defaults upon Senior Securities

 Item 4.      Submission of Matters to a Vote of Security Holders

 Item 5.      Other Information

 Item 6.      Exhibits and Reports on Form 8-K

              Signatures

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Financial Condition
                                          (UNAUDITED)
                         (Amounts in Thousands, except for share data)


                                                        March 31,1999       December 31, 1998
                                                        -------------       -----------------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions .....................     $    904             $ 16,137
     Interest-bearing deposits .......................        3,596                4,369
                                                           --------             --------
                                                              4,500               20,506
Securities:
     Available-for-sale, carried at fair value .......       42,718               47,554
     Held-to-maturity, carried at amortized cost
         (approximate fair value $12,542 and $13,753
         at March 31,1999 and December 31,
         1998, respectively) .........................       12,348               13,541
                                                           --------             --------
                                                             55,066               61,095
Loansheld for  sale (at  lower of cost or fair  value,
     approximate  fair  value $120,800 and $120,097 at
     March 31,1999 and December 31,1998, respectively)      120,796              119,910
Loans receivable, net ................................      455,981              448,574
Mortgage servicing rights ............................       79,352               76,452
Accrued interest receivable ..........................        3,595                3,605
Federal Home Loan Bank stock .........................       11,744               10,826
Office properties and equipment ......................       19,729               19,057
Real estate, mobile homes and other
     assets held for sale ............................        1,447                1,517
Goodwill, net ........................................       13,276               13,333
Other assets .........................................       11,054               10,524
                                                           --------             --------

Total assets .........................................     $776,540             $785,399
                                                           ========             ========

See accompanying notes.

                                   FIRST DEFIANCE FINANCIAL CORP.

                      Consolidated Condensed Statements of Financial Condition
                                             (UNAUDITED)
                            (Amounts in Thousands, except for share data)



                                                               March 31,1999         December 31, 1998
                                                               -------------         -----------------

LIABILITIES AND
     STOCKHOLDERS' EQUITY

Deposits ...................................................       $ 473,042             $ 433,979
Advances from Federal Home Loan Bank .......................         116,772               168,142
Advance payments by borrowers for taxes and insurance ......          84,091                77,334
Notes payable ..............................................             328                   368
Deferred taxes .............................................           3,210                 2,847
Other liabilities ..........................................           9,659                 9,019
                                                                   ---------             ---------
Total liabilities ..........................................         687,102               691,689

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued ................................................            --                    --
Common stock, $.01 par value per share:
     20,000,000 shares  authorized;  7,159 and
     7,575 shares outstanding at March 31,1999 and
     December 31, 1998, respectively .......................              71                    76
Additional paid-in capital .................................          55,358                58,681
Stock acquired by ESOP .....................................          (3,877)               (4,089)
Deferred compensation ......................................            (743)                 (843)
Accumulated other comprehensive income,
     net of income taxes of $53
     and $83 at March 31,1999 and
     December 31, 1998, respectively .......................             103                   162
Retained earnings ..........................................          38,526                39,723
                                                                   ---------             ---------
Total stockholders' equity .................................          89,438                93,710
                                                                   ---------             ---------

Total liabilities and stockholders' equity .................       $ 776,540             $ 785,399
                                                                   =========             =========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

                                                           Three Months Ended
                                                              March 31, 1999
                                                           1999           1998
                                                         -------         -------
Interest income:
      Loans ....................................         $11,622         $ 9,753
      Investment securities ....................             814           1,580
      Other ....................................              45               9
                                                         -------         -------
Total interest income ..........................          12,481          11,342

Interest expense:
     Deposits ..................................           4,682           4,556
     Federal Home Loan Bank
       advances ................................           1,982             971
     Notes payable .............................              93            --
                                                         -------         -------
Total interest expense .........................           6,757           5,527
                                                         -------         -------

Net interest income ............................           5,724           5,815
Provision for loan losses ......................             512             448
                                                         -------         -------

Net interest income after provision
     for loan losses ...........................           5,212           5,367

Non-interest expense ...........................          11,115           3,559
Non-interest income ............................           8,993             484
                                                         -------         -------
Income before income taxes .....................           3,090           2,292
Income taxes ...................................           1,132             784
                                                         -------         -------

Net income .....................................         $ 1,958         $ 1,508
                                                         =======         =======

Earnings per share: (Note 4)
     Basic .....................................         $   .29         $   .20
                                                         =======         =======
     Diluted ...................................         $   .28         $   .19
                                                         =======         =======

Dividends declared per share (Note 3) ..........         $   .10         $   .09
                                                         =======         =======
Average number of shares
     Outstanding: (Note 4)
              Basic ............................           6,705           7,606
                                                         =======         =======
              Diluted ..........................           6,925           7,985
                                                         =======         =======

See accompanying notes

                                             FIRST DEFIANCE FINANCIAL CORP.

                           Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                       (UNAUDITED)
                                                 (Amounts in Thousands)



                                                                                              Stock Acquired By
                                                                                          --------------------------
                                                                           Additional                    Management
                                                         Common             Paid-in                      Recognition
                                                          Stock             Capital         ESOP            Plan
                                                          -----             -------         ----            ----
Balance at December 31, 1998                               $76             $58,681        $(4,089)       $  (843)

Comprehensive income:
     Net Income
     Change in unrealized gains (losses)
         net of income taxes of $30
Total comprehensive income

ESOP shares released                                                           116            212

Amortization of deferred compensation
    of Management Recognition Plan                                                                           100

Shares issued under stock option plan                                          233

Purchase of common stock for
    treasury                                                (5)             (3,672)

Dividends declared (Note 3)

                                                          ----             -------        -------          -----
Balance at March 31,1999                                  $ 71             $55,358        $(3,877)         $(743)
                                                          ----             -------        -------          -----

See accompanying notes

                                   FIRST DEFIANCE FINANCIAL CORP.

           Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                             (UNAUDITED)
                                       (Amounts in Thousands)

                                                   Net Unrealized
                                                  gains (losses) on                        Total
                                                   available-for-       Retained       Stockholders'
                                                   sale securities      Earnings          Equity
                                                   ---------------      --------          ------
Balance at December 31, 1998                              $162             $39,723        $93,710

Comprehensive income:
     Net Income                                                              1,958          1,958
     Change in unrealized gains (losses)
          net of income taxes of $30                       (59)                               (59)
                                                                                              ----
Total comprehensive income                                                                  1,899

ESOP shares released                                                                          328

Amortization of deferred compensation
of Management Recognition Plan                                                                100

Shares issued under stock option plan                                                         233

Purchase of common stock for
    treasury                                                                (2,486)        (6,163)

Dividends declared (Note 3)                                                   (669)          (669)

                                                         -----             -------        -------
Balance at March 31, 1999                                $ 103             $38,526        $89,438
                                                         =====             =======        =======

See accompanying notes

                                   FIRST DEFIANCE FINANCIAL CORP.

                           Consolidated Condensed Statements of Cash Flows
                                             (UNAUDITED)
                                       (Amounts in Thousands)

                                                                                  Three Month
                                                                                Ended March 31,
                                                                             1999            1998
                                                                         ---------        ----------
Operating Activities
Net income .......................................................       $   1,958        $   1,508
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses ...................................             512              446
     Provision for depreciation ..................................             410              255
     Net securities amortization .................................              13                2
              Amortization of mortgage servicing rights ..........           3,257                5
     Amortization of goodwill ....................................             183             --
     Gain on sale of loans .......................................          (1,563)            (119)
     Amortization of Management Recognition Plan
         deferred compensation ...................................             100              127
     Release of ESOP Shares ......................................             328              412
     Gain on disposal of office properties and equipment .........              (1)            --
     Deferred federal income tax provision .......................             393               40
     Proceeds from sale of loans .................................         312,593            7,486
              Origination of mortgage servicing rights, net ......          (6,157)             (68)
     Origination of loans held for sale ..........................        (303,118)          (9,419)
     Increase in interest receivable and other assets ............            (520)            (499)
     Net repurchase of loans serviced for others .................          (8,853)            --
     Increase in other liabilities ...............................             681              496
                                                                         ---------        ---------
Net cash provided by operating activities ........................             216              672

Investing Activities
Proceeds from maturities of held-to-maturity securities ..........           1,172            1,193
Proceeds from maturities of available-for-sale securities ........          11,944           14,048
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale ..................................             404              603
Proceeds from sales of office properties and equipment ...........               1             --
Purchases of available-for-sale securities .......................          (7,189)          (3,398)
Purchases of Federal Home Loan Bank stock ........................            (918)             (68)
Purchases of office properties and equipment .....................          (1,082)          (1,276)
Adjustment of acquisition of Insurance Center ....................            (126)            --
Net increase in loans receivable .................................          (8,198)          (7,988)
                                                                         ---------        ---------
Net cash (used in) provided by investing activities ..............          (3,992)           3,114

                                   FIRST DEFIANCE FINANCIAL CORP.
                     Consolidated Condensed Statements of Cash Flows (Continued)
                                             (UNAUDITED)
                                       (Amounts in Thousands)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                             1999            1998
                                                                           --------        --------
Financing Activities
Net increase in deposits and advance payments by borrowers
     for taxes and insurance .......................................         45,820           7,475
Repayment of Federal Home Loan Bank long-term advances .............           (725)           (169)
Repayment of term notes payable ....................................            (40)
Net decrease in Federal Home Loan Bank
     short-term advances ...........................................        (50,645)         (4,975)
Purchase of common stock for treasury ..............................         (6,163)         (6,598)
Cash dividends paid ................................................           (710)           (719)
Proceeds from exercise of stock options ............................            233             207
                                                                           --------        --------
Net cash used in financing activities ..............................        (12,230)         (4,779)
                                                                           --------        --------
Decrease in cash and cash equivalents ..............................        (16,006)           (993)
Cash and cash equivalents at beginning of period ...................         20,506           8,997
                                                                           --------        --------

Cash and cash equivalents at end of period .........................       $  4,500        $  8,004
                                                                           ========        ========

Supplemental cash flow information:
Interest paid ......................................................       $  6,884        $  5,773
                                                                           ========        ========
Income taxes paid ..................................................       $    425        $   --
                                                                           ========        ========
Transfers from loans to real estate, mobile homes
     and other assets held for sale ................................       $    307        $    568
                                                                           ========        ========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities .................       $    (30)       $     (4)
                                                                           ========        ========
Noncash investing activities:
(Decrease) increase in net unrealized gain or loss on
     available-for-sale securities .................................       $    (59)       $     13
                                                                           ========        ========
Noncash financing activities:
Cash dividends declared but not paid ...............................       $    669        $    685
                                                                           ========        ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                          (Unaudited at March 31, 1999)

--------------------------------------------------------------------------------

1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company"), its two wholly subsidiaries, First Federal Savings and Loan ("First Federal"), and the Insurance Center of Defiance ("Insurance Center") and First Federal's wholly owned mortgage banking company, The Leader Mortgage Co. ("The Leader"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 1998 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements as of March 31, 1999 and for the three-month period ending March 31, 1999 and 1998 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's 1998 annual report on Form 10K for the year ended December 31, 1998. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

3.   Dividends on Common Stock

     As of March 31, 1999, First Defiance had declared a quarterly cash dividend of $.10 per share for the first quarter of 1999, payable April 23, 1999.

4.   Earnings Per Share

     Basic earnings per share as disclosed under Statement of Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month-month period ended March 31, 1999 and 1998. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three-months ended March 31, 1999 and 1998, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

                         FIRST DEFIANCE FINANCIAL CORP.

                          (Unaudited at March 31, 1999)

--------------------------------------------------------------------------------

     The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                             Three Months Ended
                                                                  March 31,
                                                             1999          1998
Numerator for basic and diluted
  earnings per share - net income ..................        $1,958        $1,508
                                                            ======        ======
Denominator:
  Denominator for basic earnings per
    share - weighted average shares ................         6,705         7,606
  Effect of dilutive securities:
    Employee stock options .........................           157           268
    Unvested Management Recognition
        Plan stock .................................            63           111
                                                            ------        ------
  Dilutive potential common shares .................           220           379
                                                            ======        ======
  Denominator for diluted earnings
    per share - adjusted weighted average
    shares and assumed conversions .................         6,925         7,985
                                                            ======        ======
Basic earnings per share ...........................        $  .29        $  .20
                                                            ======        ======
Diluted earnings per share .........................        $  .28        $  .19
                                                            ======        ======

5.    Mortgage Servicing Rights

     The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows (in thousands):

                                                   Three Months
                                                       Ended          Year Ended
                                                      March 31,       December 31,
                                                        1999             1998
                                                     --------          --------
Balance at beginning of period .............         $ 76,452          $    188
Acquired in purchase of The Leader .........             --              65,804
Purchases ..................................             --               3,417
Loans sold servicing retained ..............            6,157            12,428
Amortization ...............................           (3,257)           (5,385)
                                                     --------          --------
Balance at end of period ...................         $ 79,352          $ 76,452
                                                     ========          ========

                         FIRST DEFIANCE FINANCIAL CORP.

                          (Unaudited at March 31, 1999)

--------------------------------------------------------------------------------

     Accumulated   amortization   of  mortgage   servicing   rights   aggregated
     approximately $8.6 million and $5.4 million at March 31, 1999 and December 31, 1998, respectively.

     The  Company's  servicing  portfolio   (excluding   subserviced  loans)  is
     comprised of the following as of March 31, 1999 (dollars in thousands):

                                                                      Principal
                                                     Number            Balance
                                                   of Loans          Outstanding
                                                 ----------           ----------
GNMA .................................               58,698           $3,505,306
FNMA .................................               11,029              679,682
FHLMC ................................                2,536              102,853
Other VA, FHA and
Conventional loans ...................               12,714              741,346
                                                     ------           ----------
                                                     84,977           $5,029,187
                                                     ======           ==========

6.    Line of Business Reporting

     First Defiance operates two major lines of business. Retail banking, which consists of the operations of First Federal, includes direct and indirect lending, deposit-gathering, small business services and consumer finance. Mortgage banking, which consists of the operations of The Leader, includes buying and selling mortgages to the secondary market and the subsequent servicing of these sold loans. The channels through which the product or service is delivered identify the business units. The retail-banking unit funds the mortgage-banking unit and an investment/funding unit within the retail-banking unit centrally manages interest rate risk. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

     The parent unit is comprised of the operations of the Insurance Center and inter-segment income elininations and unallocated expenses. Selected segment information in the following table includes only the three-months ended March 31, 1999, as there was only a retail banking segment for the three months ended March 31, 1998.

                         FIRST DEFIANCE FINANCIAL CORP.

                          (Unaudited at March 31, 1999)

--------------------------------------------------------------------------------

                                                              Retail       Mortgage
                            Consolidated      Parent         Banking       Banking
                            ------------      ------         -------       -------
Total interest income ....     $  12,481     $  (2,599)     $  12,721     $   2,359
Total interest expense ...         6,757        (3,084)         8,165         1,676
                               ---------     ---------      ---------     ---------
Net interest income ......         5,724           485          4,556           683
Provision for loan losses            512             2            121           389
                               ---------     ---------      ---------     ---------
Net interest income after
    Provision ............         5,212           483          4,435           294
Non-interest income ......         8,993          (381)         1,716         7,658
Non-interest expense .....        11,115           214          3,922         6,979
                               ---------     ---------      ---------     ---------
Income before income taxes         3,090          (112)         2,229           973
Income taxes .............         1,132           196            535           401
                               ---------     ---------      ---------     ---------
Net income ...............     $   1,958     $    (308)     $   1,694     $     572
                               =========     =========      =========     =========
                                                                          =========

Total assets .............     $ 776,540     $(257,923)     $ 780,249     $ 254,214
                               =========     =========      =========     =========

7.    Acquisitions

     On July 1, 1998, First Federal completed the acquisition of The Leader, in a cash transaction. At the date of acquisition, The Leader had assets of $197.3 million and equity of $14.0 million. The cash price of $34.9 million, including $2 million held in escrow for indemnifiable claims, exceed fair value of net assets acquired by approximately $11.3 million, which was recorded as goodwill.

     On December 24, 1998, First Defiance completed the acquisition of the Insurance Center in a stock transaction valued at $2.1 million. The acquisition has been accounted for as a purchase. First Defiance could be subject to additional contingent consideration of up to $400,000 if certain earning criteria are met.

     Comparability of the three-months ended March 31, 1999 and 1998 is affected substantially by the acquisition of The Leader, as the results of operations for the three-months ended March 31, 1998 do not include any effects of this transaction.

                         FIRST DEFIANCE FINANCIAL CORP.

                          (Unaudited at March 31, 1999)

--------------------------------------------------------------------------------

8.    New Accounting Pronouncement

     The FASB has released FAS No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities". This statement establishes accounting and reporting standards for derivative financial instruments and it requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. The standard becomes effective for First Defiance for the first quarter of the year 2000 and is not expected to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
First Defiance is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Savings and Loan, Defiance Ohio ("First Federal") and the Insurance Center of Defiance ("Insurance Center") and First Federal's wholly owned subsidiary, The Leader Mortgage Company ("The Leader"). First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the six counties in which its offices are located and in contiguous Putnam County. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. The Leader is a mortgage banking company which specializes in servicing mortgage loans under first-time home-buyer programs sponsored by various state, county and municipal governmental entities. The Company's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association ("GNMA") bonds. The Insurance Center is an insurance agency that does business in the Defiance, Ohio area under the name of the Stauffer Mendenhall Agency. The Stauffer Mendenhall Agency offers property and casualty and life insurance products.

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

Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $12.3 million at March 31, 1999. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $42.7 million at March 31, 1999. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($6.2 million), corporate bonds ($11.1 million), certain municipal obligations ($5.3 million), adjustable-rate mortgage backed security mutual funds ($8.6 million), and CMOs and REMICs ($11.5 million). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $156,000 at March 31, 1999, $103,000 after considering the related deferred tax benefit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes loan administration fees, gains on sales of mortgage loans, and the recognition of mortgage servicing rights generated by The Leader and First Federal. First Defiance's earnings also depend on the provision for loan losses and its non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.


Changes in Financial Condition
------------------------------
At March 31, 1999, First Defiance's total assets, deposits (including customer's escrow deposits) and stockholders' equity amounted to $776.5 million, $557.1 million and $89.4 million, respectively, compared to $785.4 million, $511.3 million and $93.7 million, respectively, at December 31, 1998.

Net loans receivable have increased from $448.6 million at December 31, 1998 to $456.0 million at March 31, 1999. This increase was funded primarily with maturing or redeemed securities. Loans held for sale increased from $119.9 at December 31, 1998 to $120.8 million at March 31, 1999. This increase was primarily the result of the operations of The Leader.

Securities decreased from $61.1 million at December 31, 1998 to $55.1 million at March 31, 1999 as a result of U.S. Government Agency securities being called prior to maturity. Proceeds from those calls were used to fund loan growth and pay down advances from the Federal Home Loan Bank ("FHLB") rather than being reinvested at current rates. In addition, deposits increased from $434.0 million at December 31, 1998 to $473.0 million as of March 31, 1999. This increase was primarily the result of obtaining brokered certificates of deposit, which were used to pay down FHLB advances. As a result, FHLB advances decreased from $168.1 million at December 31, 1998 to $116.8 million at March 31, 1999.

First Defiance has completed six 5% and one 15% stock repurchases as of March 31, 1999. As of March 31, 1999, First Defiance has repurchased 456,570 shares of its own stock during 1999 for a total cost of $6.2 million, an average of $13.50 per share.

Forward-Looking Information
---------------------------
Certain statements contained in this quarterly report that are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", or "continue" or the negative thereof or other variations thereon or comparable terminology are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

Average Balances, Net Interest Income and Yields Earned and Rates Paid
----------------------------------------------------------------------
The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. All average balances are based upon daily balances.

                                                         Three Months Ended March 31,
                                       --------------------------------------------------------------
                                                   1999                              1998
                                       ----------------------------        --------------------------
                                       Average              Yield          Average            Yield
                                       Balance    Interest  Rate(1)        Balance  Interest  Rate(1)
                                       -------    --------  -------        -------  --------  -------
Interest-earning assets:
   Loans receivable                    $593,604    $11,622    7.83%       $445,502   $ 9,753     8.76%
   Securities                            56,300        859    6.10          98,883     1,589     6.43
   FHLB stock                            11,410        197    6.91           3,765        67     7.12
                                       --------    -------                --------   -------
   Total interest-earning assets        661,314     12,678    7.67         548,150    11,409     8.33
Non-interest-earning assets             129,862                             27,622
                                      ---------                           --------
   Total assets                        $791,176                           $575,772
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $457,111    $ 4,682    4.10%       $397,758   $4,556     4.58%
   FHLB advances and other              163,715      1,982    4.84          66,797      971     5.81
   Notes payable                          6,069         93    6.13               -
                                      ---------    -------                --------
   Total interest-bearing liabilities   626,895      6,757    4.31         464,555    5,527     4.76
                                                   -------    ----        --------   ------     ----
Non-interest-bearing liabilities         71,731                              5,783
                                       --------                           --------
   Total liabilities                    698,895                            470,338
Stockholders' equity                     92,550                            105,434
                                       --------                          ---------
   Total liabilities and stock-
      holders' equity                  $791,176                           $575,772
                                       ========                           ========
Net interest income; interest
   rate spread                                      $5,921    3.36%                  $5,882     3.57%
                                                    ======    =====                  ======     =====
Net interest margin (2)                                       3.58%                             4.29%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 105%                              118%
                                                               ====                              ====

(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

Results of Operations
---------------------
Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

The acquisition of The Leader Mortgage Company on July 1, 1998 has had a fundamental impact on the consolidated operating results of First Defiance Financial Corp., making period-to-period comparisons less meaningful.

On a consolidated basis, First Defiance had net income of $2.0 million for the three months ended March 31, 1999 compared to $1.5 million for the same period in 1998. On a per share basis, basic and diluted earnings per share were $.29 and $.28, respectively, for the 1999 first quarter compared to $.20 and $.19 basic and diluted per share earnings for the 1998 first quarter. The sources of that income have changed dramatically with the acquisition of The Leader and First Defiance on a consolidated basis has effectively exchanged a certain level of net interest margin for an increase in fee income. The Leader's business is mortgage banking and its revenues are generated primarily as a result of the origination, sale and servicing of mortgage loans, all of which are reported as non-interest income.

Net Interest Income. Net interest income before provision for loan losses decreased to $5,724,000 for the three-month period ending March 31, 1999 from $5,815,000 for the same period in 1998. The Company's net interest margin decreased to 3.58% for the quarter ended March 31, 1999 as compared to 4.29% for the quarter ended March 31, 1998. The Company's interest rate spread (the difference between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the 1999 first quarter was 3.36%, which was 21 basis points lower than the 1998 first quarter level of 3.57%. The decrease in net interest margin is primarily a result of The Leader using, on average, approximately $60.0 million of financing for mortgage servicing rights which are a non-interest earning asset. The acquisition of The Leader effectively exchanged interest margin for non-interest income.

Total interest income increased by $1.2 million, or 10.0%, from $11.3 million for the three months ended March 31, 1998 to $12.5 million for the three months ended March 31, 1999. The increase was due to a $148.1 million increase in the average balance of loans outstanding for the first quarter of 1999 when compared to the first quarter of 1998. The yield on those loans declined to 7.83% in 1999 versus 8.76% in 1998. The increase in loans receivable was primarily attributable to the acquisition of The Leader's loans available for sale. Those loans averaged $130.6 million for the three months ended March 31, 1999. The inclusion of those loans also caused the reduced yield because of the below market nature of loans originated under the first-time homebuyer programs. Interest income was favorably impacted by the increase in the average balance in commercial loans, which was $78.9 million as of March 31, 1998 compared to $30.3 million as of March 31, 1998. The increase in commercial loan balances occurred after the hiring of three experienced commercial lenders and a commercial credit analyst during the second half of 1998.

Interest earnings from the investment portfolio declined to $814,000 for the three months ended March 31, 1999 compared to $1.6 million for the same period in 1998. The decline in 1999 was due to a decrease in the average balance of securities from $98.9 million as of March 31, 1998 to $56.3 million as of March 31, 1999. The decline was primarily due to agency securities with call provisions being called during the low rate environment, particularly during the second half of 1998. The yield on the average portfolio balance for the three months ended March 31, 1999 was 6.10% compared to 6.43% for the same period in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

Interest expense increased by $1.3 million, or 22.3%, to $6.8 million for the first quarter of 1999 compared to $5.5 million for the same period in 1998. The increase is primarily due to the financing requirements of The Leader's operations. When it was acquired, The Leader had debt arrangements with a consortium of banks that provided financing for its mortgage loan warehouse and also for the acquisition of mortgage servicing rights. Those debt agreements were replaced during December 1998 with financing from First Federal Savings and Loan, which was funded through both deposits and FHLB advances. The average financing required to fund The Leader's operations for the three months ended March 31, 1999 was approximately $186.6 million.

Interest expense also increased because of an increase in the average balance of deposits outstanding, which increased to $457.1 million for the three months ended March 31, 1999 compared to $397.8 million for the three months ended March 31, 1998. The average cost of those deposits declined by 48 basis points in the first quarter of 1999, to 4.10% from 4.58% for the same period in 1998. The average balance of FHLB advances increased to $163.7 million in for the three months ended March 31, 1999 from $66.8 million for the comparable period in 1998. The average cost of those advances declined to 4.84% from 5.81% for the three months ended March 31, 1999 and 1998, respectively. The balance in FHLB advances increased substantially in December 1998, as they were used as the primary source of funding to replace The Leader's bank debt.

Provision for Loan Losses. The provision for loan losses increased slightly during the 1999 first quarter to $512,000 compared to $448,000 for the same period in 1998. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio.

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets totaled $4.0 million at March 31, 1999, which is .51% of total assets. Non-performing loans and repossessed assets reported do not include $19.4 million for mortgage loans 90 days or more past due which have FHA insurance or VA guarantees. The risk of loss on these loans is generally limited to the administrative cost of foreclosure actions, which is provided for in the allowance for loan losses. The allowance for loan losses at March 31, 1999 was $9.6 million compared to $2.8 million at March 31, 1998 and $9.8 million at December 31, 1998. The Leader acquisition accounted for $1.2 million of the increase in the allowance from March 31, 1998 to March 31,1999. During the fourth quarter of 1998, First Federal recorded a $5.4 million adjustment to the Company's allowance for loan losses. Of this adjustment $3.6 million resulted from internal and external reviews of the Company's consumer loan portfolio, specifically indirect lending. For the quarter ended March 31, 1999, First Defiance charged off $796,000 of loans against its allowance and realized recoveries of $70,000 from loans previously charged off. During the same quarter in 1998, First Defiance charged off $413,000 in loans and realized recoveries of $52,000.

Non-Interest Income. Non-interest income increased substantially in the first quarter of 1999, from $484,000 for the quarter ended March 31, 1998 to $9.0 million for the same period in 1999. The addition of The Leader contributed $7.7 million of the $8.5 million increase in non-interest income growth from the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

first quarter of 1998 to the first quarter of 1999.

Loan and Deposit Servicing Fees. Loan and deposit servicing fees increased from $274,000 for the quarter ended March 31, 1998 to $6.9 million for the same period in 1999. The increase of $6.6 million from the quarter ended March 31, 1998 to 1999 was the result of growth in service fees on sold loans, late charge income, and origination fees of $6.5 million, $813,000, and $483,000, respectively, due to the addition of The Leader.

Gain on Sale of Loans. Gain on sale of loans increased from $119,000 for the quarter ended March 31, 1998 to $1.6 million for the same period of 1999. This was the result of increased secondary market activity at First Federal along with gains on sales recorded by The Leader in its normal course of business. The Leader recognized $1.1 million in gain on sale of loans for the first quarter of 1999, while First Federal recognized $468,000 in the same period.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, gains on sale of securities, insurance commission income, and other miscellaneous charges, increased to $395,000 for the quarter ended March 31, 1999 from $24,000 for the same period in 1998. The acquisition of the Insurance Center accounted for $256,000 of the increase over the first quarter of 1998.

Non-Interest Expense. Total non-interest expense increased $7.5 million from $3.6 million for the quarter ended March 31, 1998 to $11.1 million for the same period in 1999. The acquisition of The Leader resulted in $7.0 million of this increase.

Compensation and Benefits. Compensation and benefits increased $2.5 million from $1.8 million for the quarter ended March 31, 1998 to $4.3 million for the same period in 1999. The addition of The Leader was responsible of $2.2 million of this increase. Increases in overall staffing related to the Hicksville branch and the Findlay commercial loan production office (which opened February and August 1998, respectively) and the acquisition of the Insurance Center resulted in an additional $327,000 increase in the Company's compensation expense.

Occupancy. Occupancy expense increased to $842,000 for the three-month period ended March 31, 1999 from $410,000 for the three months ended March 31, 1998. The Leader accounted for $259,000 of this increase. The remainder of the increase was due to increased depreciation brought about by the addition of one new branch, the cost of both the Findlay loan office and the Findlay branch which opened in February, 1999 and continued upgrades to all of the Company's computer hardware and software to improve services provided as well as to assure Year 2000 compliance. Amortization of Mortgage Servicing Rights.

Amortization of mortgage servicing rights (MSRs) increased to $3.3 million for the quarter ended March 31, 1999 from $5,000 for the same period in 1998. The Leader accounted for $3.2 million of this increase.

Amortization of Goodwill and Other Acquisition Related Costs. Due to the purchase of The Leader and the Insurance Center, $576,000 in amortization of goodwill and other acquisition related costs was recognized in the first quarter of 1999. Other Non-Interest Expenses. Other non-interest expenses (including

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

state franchise tax, data processing, deposit premiums, and loan servicing) increased to $1.5 million for the quarter ended March 31, 1999 from $587,000 for the same period in 1998. $781,000 of the increase was the result of The Leader's normal operating activities for the first quarter. The remaining increase was primarily due to increased data processing costs resulting from the implementation of several new applications and increased state franchise taxes at the holding company level.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 36.6% for the quarter ended March 31, 1999 compared to 34.2% for the same period in 1998.

As a result of the above factors, net income for the quarter ended March 31, 1999 was $1,958,000 compared to $1,508,000 for the comparable period in 1998. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 1999 was $.29 and $.28 respectively compared to $.20 and $.19, respectively, for the same period in 1998. The increase in earnings per share is attributable to the increased net income along with a decrease in the average shares outstanding as a result of a five percent stock buy back and a fifteen percent stock buy back completed since the beginning of 1998. Average shares outstanding for the basic and diluted calculations were 6,705,000 and 6,925,000, respectively, for the quarter ended March 31, 1999 compared to 7,606,000 and 7,985,000, respectively, for the quarter ended March 31, 1998. First Defiance's board of directors announced a new five percent stock buy back commencing April 26, 1999 under which First Defiance will acquire an additional 358,000 shares of its stock.

First Defiance's board of directors declared a dividend of $.10 per common share as of March 31, 1999. The dividend amounted to $720,818, including dividends on unallocated ESOP shares. It was paid on April 23, 1999. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Liquidity and Capital Resources
First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity substantially exceeded applicable liquidity requirements throughout the three-month period ended March 31, 1999.

First Defiance generated $216,000 of cash from operating activities during the first three months of 1999. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, including

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At March 31, 1999, First Defiance had $24.7 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $45.0 million committed under existing consumer and commercial lines of credit and standby letters of credit. At that date, the total amount of certificates of deposit that are scheduled to mature by March 31, 2000 is $258.9 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati are available as an additional source of borrowings.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at March 31, 1999 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 1999.

                                      Tangible            Core         Risk-Based
                                       Capital           Capital      Capital (1)(2)
                                       -------           -------      --------------
                                                  (Dollars in Thousands)
Regulatory capital                     $40,494           $40,494          $58,760
Minimum required regulatory
   capital                              11,136            29,696          44,526
                                       -------           -------        --------
Excess regulatory capital              $29,358           $10,798          $14,234
                                       =======           =======          =======
Regulatory capital as a
   percentage of assets (3)                5.5%              5.5%             10.6%
Minimum capital required as
   a percentage of assets                 1.5%             4.0%              8.0%
                                        -------          -------           ------
Excess regulatory capital as a
   percentage in excess of
   requirement                             4.0%              1.5%              2.6%
                                         ======             =====             =====

(1) Does not reflect the interest-rate risk component in the risk-based capital requirement, discussed above.

(2)  Reflects fully phased-in deductions from total capital.

(3) Tangible and core capital are computed as a percentage of adjusted total assets of $742.4 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $556.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

FDIC Insurance
The Deposits of First Federal are currently insured by the Savings Association Insurance Fund("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance to commercial bank depositors. Both the SAIF and BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. First Federal's deposit insurance premiums for 1999 are approximately $0.064 per $100 of deposits.

Year 2000 Readiness

All companies, including First Defiance and its subsidiaries, currently face many risks associated with the ability of computer systems to properly recognize calendar dates beginning in the year 2000. This potential problem could cause systems which utilize date sensitive information to either not function at all, or to provide incorrect data or information. First Federal and The Leader have developed separate action plans to address the Year 2000 problem.

First Federal outsources the majority of its data processing needs to BISYS, Inc. Applications maintained by BISYS include savings, checking, mortgage loans and consumer and commercial loans. BISYS has represented to its customers that these applications have been updated to properly process transactions that reflect dates in the year 2000, and First Federal has successfully tested all of First Federal's BISYS applications for a variety of key dates in 1999, 2000 and beyond.

First Federal processes its general ledger on a system that is integrated with the BISYS applications. Testing of the general ledger interface was performed by management during the 1999 first quarter in conjunction with other system testing.

First Federal's in-house computing environment consists of a Wide Area Network ("WAN") system that links together its 12 branches and is interfaced with the BISYS applications. All hardware associated with the WAN has been tested and is Year 2000 compliant.

In addition to BISYS, First Federal is dependent on a number of other third parties to provide various processing. Management is in the process of testing the interchange of data among and between these various third party providers that include the Federal Reserve Bank of Cleveland, the Federal Home Loan Bank of Cincinnati, the MAC ATM network, and various ACH providers. Management anticipates all such testing will be completed by June 30, 1999.

Because its data processing functions are outsourced, the cost of Year 2000 remediation has not been material to First Federal. BISYS is assessing a fee of less than $50,000 to cover the cost of the test bank established to provide for the appropriate testing. Testing itself is being performed by individuals responsible for the various applications and is being coordinated by First Federal's internal auditor in coordination with First Federal's Sr. Vice President of Operations. The cost of the individuals has not been quantified, however the three primary individuals involved have devoted approximately 60% of their time during the testing phase which was essentially completed during the 1999 first quarter. First Federal's total out of pocket expenses recognized in conjunction with Year 2000 compliance are expected to be less than $100,000 in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

While First Federal outsources the majority of its applications, The Leader processes its critical applications on an in-house system. All of The Leader's hardware and software, both internally developed and purchased from third party vendors, has been upgraded and tested and management believes it is functioning properly and will continue to function properly in the Year 2000. The Company's most mission critical systems, the loan servicing system and the wholesale bond system, have been modified to process dates in the Year 2000 and are fully operational.

The Leader is also dependent on a variety of third parties that provide software or interface information with The Leader's system. The Leader has participated in a Year 2000 readiness test in conjunction with the Mortgage Bankers of America. As part of that test, The Leader has conducted data interchange testing with Fannie Mae, Freddie Mac and GNMA. The MBA testing is scheduled to be completed by June 30, 1999.

The estimated total cost of Year 2000 compliance by The Leader is approximately $650,000 including the cost of hardware and software upgrades, programming costs, and retention bonuses to key staff members involved in the Year 2000 project. Approximately 75% of the cost has been expended to date with the majority of those costs being equipment upgrades. The portion of the costs associated with hardware acquisitions is being capitalized while internal programming costs and retention payments are being expensed. Estimated Year 2000 expense for The Leader for 1999 is not anticipated to exceed $300,000.

In addition to the mission critical systems identified by both First Federal and The Leader, both entities have certain non-information technology systems that may contain imbedded technology that is date dependent. Examples of such systems include security systems, heating and cooling systems, telephone systems, sprinkler systems, and elevators. To the extent possible, both First Federal and The Leader have attempted to assess the risks associated with these systems. The only significant system that management has identified as needing to be replaced is the phone system at The Leader, which also includes the Interactive Voice Response Unit and the Voice Mail components. Management is in the process of evaluating options from various vendors and expects to have a replacement phone system in place by June 30, 1999. The estimated cost of the replacement phone system is included in The Leader's estimate of $650,000 in total Year 2000 costs.

The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 projects and those of its critical external relationships. While management believes that all critical Year 2000 issues will be resolved, it cannot guarantee that all such issues will be resolved. Any critical unresolved Year 2000 issues could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

In addition to Year 2000 remediation efforts, the Company is developing contingency/recovery plans aimed at ensuring the continuity of critical functions. As part of this process, management is developing an assessment of reasonably likely failure scenarios for its critical systems. Once this assessment is completed, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. A variety of automated and manual fallback plans are under consideration, including the use of electronic spreadsheets, resetting system dates, and manual workarounds. The Company estimates that contingency planning will be complete by September 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

Readiness for the Year 2000 is also a concern for First Defiance's customers, particularly its commercial lending customers. Management is assessing the status of Year 2000 readiness for all commercial lending customers. The ability to be Year 2000 compliant is one consideration taken into account during the loan underwriting process. Also, to the extent possible, management is considering the risk associated with not being Year 2000 compliant when evaluating the adequacy of the allowance for loan losses for individual commercial loan customers.

Statements made herein about the implementation of First Defiance's Year 2000 remediation, the costs expected to be associated with those efforts and the results that First Defiance expects to achieve constitute forward looking information. As noted above, there are many uncertainties involved in the year 2000 issue, including the extent to which First Defiance will be able to successfully remediate systems and adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issues as it may affect third parties that are not controlled by First Defiance. Accordingly, the costs and results of First Defiance's Year 2000 program and the extent of any impact on First Defiance's operations could vary materially from those stated herein.

Item 3. Qualitative and Quantitative Disclosure About Market Risk
-----------------------------------------------------------------

As discussed in detail in the 1998 Annual Report in Form 10-K, First Defiance's ability to maximize net income is dependent on management's ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monitory in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance and The Leader do not use off balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyses the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 1999 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

The simulation model used by First Defiance measures the impact of rising and falling interest rates on net interest income only. The Company also monitors the potential change in the value of its mortgage-servicing portfolio given the same 100 basis point shift in interest rates. At March 31, 1999, a 100 basis point decrease in interest rate would require First Defiance to increase its reserve for impairment of MSRs by approximately $415,000.

                         FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

          First Defiance is not engaged in any legal proceedings of a material nature.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on April 20, 1999, in Defiance, Ohio the shareholders elected three directors to three-year terms. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

          NOMINEE                                   FOR               WITHHELD
          John U. Fauster, III                    5,087,219            103,849
          Marvin J. Ludwig                        5,056,722            134,346
          Thomas A. Voigt                         5,086,432            104,636


Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                              First Defiance Financial Corp.
                                              (Registrant)


Date:  May 14, 1999                           By:   /s/ William J. Small
       ------------                                 --------------------
                                                    William J. Small
                                                    Chairman, President and
                                                    Chief Executive Officer


Date:  May 14, 1999                           By:   /s/ John C. Wahl
       ------------                                 ----------------
                                                    John C. Wahl
                                                    Senior Vice President, Chief
                                                    Financial Officer and
                                                    Treasurer