Form 10-Q
period 1999-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 1999-08-13
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For Period Ended June 30, 1999


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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 7,068,738 shares outstanding at August 11, 1999.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX


PART I.-FINANCIAL INFORMATION

 Item 1.           Consolidated Condensed Financial Statements (Unaudited):

                   Consolidated Condensed Statements of Financial
                   Condition - June 30, 1999 and December 31, 1998

                   Consolidated  Condensed Statements of Income
                   Three months ended June 30, 1999 and 1998;
                   Six months ended June 30, 1999 and 1998

                   Consolidated Condensed Statement of Changes in
                   Stockholders' Equity - Six months ended
                   June 30, 1999

                   Consolidated Condensed Statements of Cash Flows
                   - Six months ended June 30, 1999 and 1998


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

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                                FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Financial Condition
                                          (UNAUDITED)
                         (Amounts in Thousands, except for share data)



                                                        June 30, 1999        December 31, 1998
                                                        -------------         ----------------
ASSETS

Cash and cash equivalents:
      Cash and amounts due from
            depository institutions ...................     $   --               $ 16,137
      Interest-bearing deposits .......................        4,463                4,369
                                                            --------             --------
                                                               4,463               20,506
Securities:
      Available-for-sale, carried at fair value .......       46,258               47,554
      Held-to-maturity, carried at amortized cost
            (approximate fair value $11,352 and $13,753
            at June 30, 1999 and December 31,
            1998, respectively) .......................       11,272               13,541
                                                            --------             --------
                                                              57,530               61,095
Loans held for sale (at  lower of cost or fair  value,
      approximate fair value $155,220 and $120,097 at
      June 30, 1999 and December 31, 1998, respectively)     155,220              119,910
Loans receivable, net .................................      468,036              448,574
Mortgage servicing rights .............................       81,417               76,452
Accrued interest receivable ...........................        3,524                3,605
Federal Home Loan Bank stock ..........................       11,942               10,826
Office properties and equipment .......................       26,360               19,057
Real estate, mobile homes and other
      assets held for sale ............................        2,499                1,517
Goodwill, net .........................................       13,188               13,333
Other assets ..........................................       13,850               10,524
                                                            --------             --------

Total assets ..........................................     $838,029             $785,399
                                                            ========             ========

See accompanying notes.

                                 FIRST DEFIANCE FINANCIAL CORP.

                    Consolidated Condensed Statements of Financial Condition
                                           (UNAUDITED)
                          (Amounts in Thousands, except for share data)


                                                       June 30, 1999           December 31, 1998
                                                       -------------          -----------------

LIABILITIES AND
      STOCKHOLDERS' EQUITY

Deposits ............................................     $ 457,277               $ 433,979
Advances from Federal Home Loan Bank ................       199,153                 168,142
Advance payments by borrowers for taxes and insurance        72,393                  77,334
Notes payable .......................................         6,466                     368
Deferred taxes ......................................         1,984                   2,847
Other liabilities ...................................        10,400                   9,019
                                                          ---------               ---------
Total liabilities ...................................       747,673                 691,689

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
      5,000,000 shares authorized; no shares
      issued ........................................          --                      --
Common stock, $.01 par value per share:
      20,000,000 shares  authorized;  7,111,000 and
      7,575,000 shares outstanding
      at June 30, 1999
      and December 31, 1998, respectively ...........            71                      76
Additional paid-in capital ..........................        55,063                  58,681
Stock acquired by ESOP ..............................        (3,770)                 (4,089)
Deferred compensation ...............................          (644)                   (843)
Accumulated other  comprehensive  income (loss),
       net of income taxes of $175 and
      ($83) at June 30, 1999 and
      December 31, 1998, respectively ...............          (341)                    162
Retained earnings ...................................        39,977                  39,723
                                                          ---------               ---------
Total stockholders' equity ..........................        90,356                  93,710
                                                          ---------               ---------

Total liabilities and stockholders' equity ..........     $ 838,029               $ 785,399
                                                          =========               =========


See accompanying notes

                                 FIRST DEFIANCE FINANCIAL CORP.
                           Consolidated Condensed Statements of Income
                                           (UNAUDITED)
                          (Amounts in Thousands, except per share data)

                                                  Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                  --------------------      --------------------
                                                   1999         1998         1999         1998
                                                  -------      -------      -------      -------
Interest income:
        Loans ..............................      $11,869      $ 9,894      $23,491      $19,647
        Investment securities ..............          760        1,425        1,574        3,005
        Other ..............................           17            3           62           12
                                                  -------      -------      -------      -------
Total interest income ......................       12,646       11,322       25,127       22,664

Interest expense:
      Deposits .............................        4,849        4,625        9,531        9,180
      Federal Home Loan Bank
        advances ...........................        2,107          964        4,089        1,935
      Notes payable ........................          166         --            258         --
                                                  -------      -------      -------      -------
Total interest expense .....................        7,122        5,589       13,878       11,115
                                                  -------      -------      -------      -------

Net interest income ........................        5,524        5,733       11,249       11,549
Provision for loan losses ..................          202          239          712          688
                                                  -------      -------      -------      -------
Net interest income after provision
      for loan losses ......................        5,322        5,494       10,537       10,861

Non-interest expense .......................       11,556        3,763       22,673        7,322
Non-interest income ........................        9,846          585       18,838        1,069
                                                  -------      -------      -------      -------
Income before income taxes .................        3,612        2,316        6,702        4,608
Income taxes ...............................        1,241          771        2,373        1,555
                                                  -------      -------      -------      -------

Net income .................................      $ 2,371      $ 1,545      $ 4,329      $ 3,053
                                                  =======      =======      =======      =======
Earnings per share: (Note 4)
      Basic ................................      $   .37      $   .21      $   .66      $   .40
                                                  =======      =======      =======      =======
      Diluted ..............................      $   .35      $   .20      $   .63      $   .39
                                                  =======      =======      =======      =======

Dividends declared per share (Note 3) ......      $   .10      $   .09      $   .20      $   .18
                                                  =======      =======      =======      =======
Average number of shares
      Outstanding: (Note 4)
                  Basic ....................        6,489        7,464        6,614        7,553
                                                  =======      =======      =======      =======
                  Diluted ..................        6,670        7,814        6,835        7,917
                                                  =======      =======      =======      =======

See accompanying notes

                                   FIRST DEFIANCE FINANCIAL CORP.

                Consolidated Condensed Statement of Changes in Stockholders' Equity
                                            (UNAUDITED)
                                       (Amounts in Thousands)


                                                                            1999
                                              ----------------------------------------------------
                                                                              Stock Acquired By
                                                                          ------------------------
                                                          Additional                    Management
                                               Common       Paid-in                    Recognition
                                                Stock       Capital          ESOP         Plan
                                              --------      --------      --------      --------
Balance at January 1 ....................     $     76      $ 58,681      $ (4,089)     $   (843)

Comprehensive income:
      Net Income
      Change in unrealized gains (losses)
            net of income taxes of $258 and
            ($18) for 1999 and 1998,
            respectively
Total comprehensive income

ESOP shares released ....................                        162           319

Amortization of deferred compensation
     of Management Recognition Plan .....                                                    199

Shares issued under stock option plan ...                        257

Purchase of common stock for
     treasury ...........................           (5)       (4,037)

Dividends declared (Note 3)
                                              --------      --------      --------      --------


Balance at June 30 ......................     $     71      $ 55,063      $ (3,770)     $   (644)
                                              ========      ========      ========      ========

See accompanying notes

                                                   FIRST DEFIANCE FINANCIAL CORP.

                           Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                                             (UNAUDITED)
                                                       (Amounts in Thousands)


                                                                                         1999                             1998
                                                               ---------------------------------------------------    -------------
                                                                Net Unrealized
                                                               gains (losses) on                        Total             Total
                                                                 available-for-        Retained      Stockholders'    Stockholder's
                                                                 sale securities       Earnings         Equity           Equity
                                                                 ---------------       --------         ------           ------
Balance at January 1 ....................................           $    162            $ 39,723      $ 93,710          $106,885

Comprehensive income:
      Net Income ........................................                                  4,329         4,329             3,053
      Change in unrealized gains (losses)
              net of income taxes of $258 and
              ($18) for 1999 and 1998, respectively .....               (503)                             (503)               36
                                                                                                      --------          --------
Total comprehensive income ..............................                                                3,826             3,089
ESOP shares released ....................................                                                  481               599

Amortization of deferred compensation
of Management Recognition Plan ..........................                                                  199               276

Shares issued under stock option plan ...................                                                  257               393

Purchase of common stock for
     treasury ...........................................                                 (2,742)       (6,784)           (6,598)

Dividends declared (Note 3) .............................                                 (1,333)       (1,333)           (1,372)
                                                                    --------            --------      --------          --------

Balance at June 30 ......................................           $   (341)           $ 39,977      $ 90,356          $103,272
                                                                    ========            ========      ========          ========

See accompanying notes

                                FIRST DEFIANCE FINANCIAL CORP.

                        Consolidated Condensed Statements of Cash Flows
                                          (UNAUDITED)
                                    (Amounts in Thousands)

                                                                            Six Months
                                                                          Ended June 30,
                                                                        1999           1998
                                                                     ---------      ----------
Operating Activities
Net income .....................................................     $   4,329      $   3,053
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses ................................           712            688
      Provision for depreciation ...............................           851            517
      Net securities amortization ..............................            67            (11)
      Amortization of mortgage servicing rights ................         6,353             28
      Amortization of goodwill .................................           271           --
      Gain on sale of loans ....................................        (3,196)          (263)
      Gain on sale of mortgage servicing rights ................          (479)          --
      Amortization of Management Recognition Plan
            deferred compensation ..............................           199            276
      Release of ESOP Shares ...................................           481            599
      Loss (gain) on disposal of office properties and equipment             3             (1)
      Deferred federal income tax (credit) provision ...........          (605)           163
      Proceeds from sale of loans ..............................       676,360         15,107
      Proceeds from sale of mortgage servicing rights ..........         2,610           --
      Origination of mortgage servicing rights, net ............       (13,449)          (190)
      Origination of loans held for sale .......................      (709,781)       (18,065)
      Increase in interest receivable and other assets .........        (3,067)          (832)
      Net repurchase of loans serviced for others ..............       (14,344)          --
      Increase in other liabilities ............................         1,111          2,425
                                                                     ---------      ---------
Net cash (used in) provided by operating activities ............       (51,574)         3,494

Investing Activities
Proceeds from maturities of held-to-maturity securities ........         2,232          4,274
Proceeds from maturities of available-for-sale securities ......        16,729         22,167
Proceeds from sales of real estate, mobile homes, and
      other assets held for sale ...............................         1,054            943
Proceeds from sales of office properties and equipment .........             8             15
Purchases of available-for-sale securities .....................       (16,224)        (6,316)
Purchases of Federal Home Loan Bank stock ......................        (1,116)          (137)
Purchases of office properties and equipment ...................        (2,117)        (1,846)
Adjustment of acquisition of Insurance Center ..................          (126)          --
Acquisition of Moreland Greens, net of cash received ...........           243           --
Net increase in loans receivable ...............................        (6,559)       (21,961)
                                                                     ---------      ---------
Net used in by investing activities ............................        (5,876)        (2,861)

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                   Six Months Ended
                                                                      June 30,
                                                                  1999          1998
                                                                -------       -------
Financing Activities
Net increase in deposits and advance payments by borrowers
      for taxes and insurance ............................       18,357         9,171
Repayment of Federal Home Loan Bank long-term advances ...         (843)         (725)
Proceeds from Federal Home Loan Bank long-term advances ..         --          25,000
Repayment of term notes payable ..........................          (55)         --
Net increase (decrease) in Federal Home Loan Bank
      short-term advances ................................       31,854       (29,800)
Purchase of common stock for treasury ....................       (6,784)       (6,598)
Cash dividends paid ......................................       (1,379)       (1,405)
Proceeds from exercise of stock options ..................          257           393
                                                               --------      --------
Net cash provided by (used in) financing activities ......       41,407        (3,964)
                                                               --------      --------
Decrease in cash and cash equivalents ....................      (16,043)       (3,331)
Cash and cash equivalents at beginning of period .........       20,506         8,997
                                                               --------      --------

Cash and cash equivalents at end of period ...............     $  4,463      $  5,666
                                                               ========      ========

Supplemental cash flow information:
Interest paid ............................................     $ 13,981      $ 11,379
                                                               ========      ========
Income taxes paid ........................................     $  3,125      $  1,354
                                                               ========      ========
Transfers from loans to real estate, mobile homes
      and other assets held for sale .....................     $  1,793      $    867
                                                               ========      ========
Noncash operating activities:
Change in deferred tax established on net unrealized
      gain or loss on available-for-sale securities ......     $   (258)     $    (18)
                                                               ========      ========
Noncash investing activities:
(Decrease) increase in net unrealized gain or loss on
      available-for-sale securities ......................     $   (761)     $     54
                                                               ========      ========
Exchange of debt for equity position in Moreland Greens ..     $  3,701      $   --
                                                               ========      ========
Noncash financing activities:
Cash dividends declared but not paid .....................     $    664      $    687
                                                               ========      ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                          (Unaudited at June 30, 1999)

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

      The accompanying consolidated condensed financial statements as of June 30, 1999 and for the three-month and six-month periods ending June 30, 1999 and 1998 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's 1998 annual report on Form 10-K for the year ended December 31, 1998. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

3.    Dividends on Common Stock

      As of June 30, 1999, First Defiance had declared a quarterly cash dividend of $.10 per share for the second quarter of 1999, payable July 23, 1999.

4.    Earnings Per Share

      Basic earnings per share as disclosed under Statement of Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and six-month periods ended June 30, 1999 and 1998. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and six-months ended June 30, 1999 and 1998, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

                         FIRST DEFIANCE FINANCIAL CORP.

                          (Unaudited at June 30, 1999)

--------------------------------------------------------------------------------

      The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):


                                               Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                                     --------               --------
                                                 1999       1998       1999       1998
                                                ------     ------     ------     ------
Numerator for basic and diluted
   earnings per share - net income ........     $2,371     $1,545     $4,329     $3,053
                                                ======     ======     ======     ======
Denominator:
   Denominator for basic earnings per
      share - weighted average shares .....      6,489      7,464      6,614      7,553
   Effect of dilutive securities:
      Employee stock options ..............        101        257        129        263
      Unvested Management Recognition
           Plan stock .....................         80         93         92        101
                                                ------     ------     ------     ------
   Dilutive potential common shares .......        181        350        221        364
                                                ======     ======     ======     ======
   Denominator for diluted earnings
      per share - adjusted weighted average
      shares and assumed conversions ......      6,670      7,814      6,835      7,917
                                                ======     ======     ======     ======
Basic earnings per share ..................     $  .37     $  .21     $  .66     $  .40
                                                ======     ======     ======     ======
Diluted earnings per share ................     $  .35     $  .20     $  .63     $  .39
                                                ======     ======     ======     ======

                         FIRST DEFIANCE FINANCIAL CORP.

                          (Unaudited at March 31, 1999)

--------------------------------------------------------------------------------

5.     Mortgage Servicing Rights

      The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows (in thousands):

                                                     Six Months
                                                        Ended        Year Ended
                                                      June 30,       December 31,
                                                        1999             1998
                                                       -----             ----
Balance at beginning of period .............         $ 76,452          $    188
Acquired in purchase of The Leader .........             --              65,804
Purchases ..................................             --               3,417
Sale of servicing rights, net ..............           (2,131)             --
Loans sold servicing retained ..............           13,449            12,428
Amortization ...............................           (6,353)           (5,385)
                                                     --------          --------
Balance at end of period ...................         $ 81,417          $ 76,452
                                                     ========          ========

      Accumulated   amortization  of  mortgage   servicing   rights   aggregated
      approximately $11.1 million and $5.4 million at June 30, 1999 and December 31, 1998, respectively.

      The  Company's  servicing  portfolio  (excluding   subserviced  loans)  is
      comprised of the following as of June 30, 1999 (dollars in thousands):

                                                                    Principal
                                          Number                    Balance
                                         of Loans                   Outstanding
                                         --------                   -----------
      GNMA                                56,530                     $3,525,775
      FNMA                                10,874                        668,897
      FHLMC       2,532                  105,203
      Other VA, FHA and
        Conventional loans                14,088                        822,969
                                          ------                    -----------
                                          84,024                     $5,122,844
                                         =======                     ==========

                         FIRST DEFIANCE FINANCIAL CORP.

                          (Unaudited at June 30, 1999)

--------------------------------------------------------------------------------

6.     Line of Business Reporting

      First Defiance operates two major lines of business. Retail banking, which consists of the operations of First Federal, includes direct and indirect lending, deposit-gathering, small business services and consumer finance. Mortgage banking, which consists of the operations of The Leader, includes buying and selling mortgages in the secondary market and the subsequent servicing of these sold loans. The channels through which the product or service is delivered identify the business units. The retail-banking unit funds the mortgage-banking unit and an investment/funding unit within the retail-banking unit centrally manages interest rate risk. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

      The parent unit is comprised of the operations of the Insurance Center and inter-segment income eliminations and unallocated expenses. Selected segment information in the following table includes only the three and six-months ended June 30, 1999, as there was only a retail banking segment for the three and six-months ended June 30, 1998.

                                        Three-Months Ended June 30, 1999
                                        --------------------------------
                                                 (In Thousands)
                                               Parent        Retail        Mortgage
                             Consolidated     and Other      Banking       Banking
                             ------------     ---------      -------       -------
Total interest income ....     $  12,646     $  (3,239)     $  13,116      $   2,769
Total interest expense ...         7,122        (3,554)         8,421          2,255
                               ---------     ---------      ---------      ---------
Net interest income ......         5,524           315          4,695            514
Provision for loan losses            202          --             (237)           439
                               ---------     ---------      ---------      ---------
Net interest income after
      Provision ..........         5,322           315          4,932             75
Non-interest income ......         9,846          (839)         1,936          8,749
Non-interest expense .....        11,556           362          3,926          7,268
                               ---------     ---------      ---------      ---------
Income before income taxes         3,612          (886)         2,942          1,556
Income taxes .............         1,241            62            618            561
                               ---------     ---------      ---------      ---------
Net income ...............     $   2,371     $    (948)     $   2,324      $     995
                               =========     =========      =========      =========

Total assets .............     $ 838,029     $(320,051)     $ 844,033      $ 314,047
                               =========     =========      =========      =========

                         FIRST DEFIANCE FINANCIAL CORP.

                          (Unaudited at June 30, 1999)

--------------------------------------------------------------------------------

  6.  Line of Business Reporting - Continued

                                         Six-Months Ended June 30, 1999
                                         ------------------------------
                                                   (In Thousands)
                                                Parent       Retail       Mortgage
                             Consolidated      and Other     Banking        Banking
                             ------------      ---------     -------        -------
Total interest income ....     $  25,127     $  (5,837)     $  25,837      $   5,127
Total interest expense ...        13,878        (6,638)        16,586          3,930
                               ---------     ---------      ---------      ---------
Net interest income ......        11,249           801          9,251          1,197
Provision for loan losses            712          --             (116)           828
                               ---------     ---------      ---------      ---------
Net interest income after
      Provision ..........        10,537           801          9,367            369
Non-interest income ......        18,838        (1,221)         3,652         16,407
Non-interest expense .....        22,673           578          7,848         14,247
                               ---------     ---------      ---------      ---------
Income before income taxes         6,702          (998)         5,171          2,529
Income taxes .............         2,373           258          1,153            962
                               ---------     ---------      ---------      ---------
Net income ...............     $   4,329     $  (1,256)     $   4,018      $   1,567
                               =========     =========      =========      =========

Total assets .............     $ 838,029     $(320,051)     $ 844,033      $ 314,047
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

      Comparability of the three and six-months ended June 30, 1999 and 1998 is affected substantially by the acquisition of The Leader, as the results of operations for the three and six-months ended June 30, 1998 do not include any effects of this transaction.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

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

Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $11.3 million at June 30, 1999. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $46.2 million at June 30, 1999. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($11.2 million), corporate bonds ($11.2 million), certain municipal obligations ($5.5 million), adjustable-rate mortgage backed security mutual funds ($8.7 million), CMOs and REMICs ($7.3 million), preferred stock ($2.0 million), and corporate equities ($300,000). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $516,000 at June 30, 1999, $341,000 after considering the related deferred tax benefit.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

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


Changes in Financial Condition
------------------------------
At June 30, 1999, First Defiance's total assets, deposits (including customer's escrow deposits) and stockholders' equity amounted to $838.0 million, $529.7 million and $90.4 million, respectively, compared to $785.4 million, $511.3 million and $93.7 million, respectively, at December 31, 1998.

Net loans receivable have increased from $448.6 million at December 31, 1998 to $468.0 million at June 30, 1999. This increase was funded primarily with maturing or redeemed securities and increases in Federal Home Loan Bank advances. Loans held for sale increased from $119.9 at December 31, 1998 to $155.2 million at June 30, 1999. This increase was primarily the result of the operations of The Leader.

Securities decreased from $61.1 million at December 31, 1998 to $57.5 million at June 30, 1999 as a result of U.S. Government Agency securities being called prior to maturity. Proceeds from those calls were used to fund loan growth and pay down advances from the Federal Home Loan Bank ("FHLB"). In addition, deposits increased from $434.0 million at December 31, 1998 to $457.3 million as of June 30, 1999. This increase was primarily the result of obtaining brokered certificates of deposit, which in conjunction with FHLB advances were used to fund increased mortgage banking activities at The Leader and increased loan demand (primarily commercial loans) at First Federal. FHLB advances increased from $168.1 million at December 31, 1998 to $199.2 million at June 30, 1999.

First Defiance has continued to repurchase shares of its stock. As of June 30, 1999, First Defiance has repurchased 509,907 shares of its own stock during 1999 at a total cost of $6.8 million, an average of $13.31 per share.

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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

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

                                                                 Three Months Ended June 30,
                                          -------------------------------------------------------------------------
                                                          1999                                  1998
                                          -----------------------------------    ----------------------------------
                                          Average                     Yield      Average                    Yield
                                          Balance        Interest     Rate(1)    Balance      Interest      Rate(1)
                                          -------        --------     -------    -------      --------      -------
Interest-earning assets:
   Loans receivable .................     $633,800      $ 11,869         7.49%  $458,935      $  9,894        8.62%
   Securities .......................       55,431           777         5.61     90,115         1,428        6.34
   FHLB stock .......................       11,736           221         7.53      3,832            69        7.20
                                          --------      --------                --------      --------
   Total interest-earning assets ....      700,967        12,867         7.34    552,882        11,391        8.24
Non-interest-earning assets .........      137,596                                28,922
                                          --------                              --------
   Total assets .....................     $838,563                              $581,804
                                          ========                              ========
Interest-bearing liabilities:
   Deposits .........................     $475,717      $  4,849         4.08%  $405,870      $  4,625        4.56%
   FHLB advances and other ..........      172,372         2,107         4.89     66,703           964        5.78
   Notes payable ....................       11,113           166         5.97       --
                                          --------      --------                --------      --------
   Total interest-bearing liabilities      659,202         7,122         4.32    472,573         5,589        4.73

Non-interest-bearing liabilities ....       88,117                                 6,030
                                          --------                              --------
   Total liabilities ................      747,319                               478,603
Stockholders' equity ................       91,244                               103,201
                                          ========                              ========
   Total liabilities and stock-
        holders' equity .............     $838,563                              $581,804
                                          ========                              ========
Net interest income; interest
   rate spread ......................                   $  5,745         3.02%                $  5,802        3.51%
                                                        ========         ====                 ========        ====
Net interest margin (2) .............                                    3.28%                                4.20%
                                                                         ====                                 ====
Average interest-earning assets
   to average interest-bearing
   liabilities ......................                                     106%                                 117%
                                                                          ===                                 ====

(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

                                                                    Six Months Ended June 30,
                                          ------------------------------------------------------------------------------
                                                         1999                                       1998
                                          -----------------------------------        -----------------------------------
                                          Average                       Yield        Average                      Yield
                                          Balance       Interest       Rate(1)       Balance      Interest        Rate(1)
                                          -------       --------       -------       -------      --------        -------
Interest-earning assets:
   Loans receivable .................     $613,702      $ 23,491         7.66%       $452,218      $ 19,647        8.69%
   Securities .......................       55,471         1,636         5.90          94,499         3,017        6.39
   FHLB stock .......................       11,573           418         7.22           3,799           137        7.21
                                          --------      --------                     --------      --------
   Total interest-earning assets ....      680,746        25,545         7.51         550,516        22,801        8.28
Non-interest-earning assets .........      134,123                                     28,272
                                          --------                                   --------
   Total assets .....................     $814,869                                   $578,788
                                          ========                                   ========

   Deposits .........................     $466,414      $  9,531         4.09%       $401,814      $  9,181        4.57%
   FHLB advances and other ..........      168,043         4,089         4.87          66,750         1,935        5.80
   Notes payable ....................        8,591           258         6.01            --            --
                                          --------      --------                     --------      --------
   Total interest-bearing liabilities      643,048        13,878         4.32         468,564        11,116        4.74

Non-interest-bearing liabilities ....       79,924                                      5,907
                                          --------                                   --------
   Total liabilities ................      722,972                                    474,471
Stockholders' equity ................       91,897                                    104,317
                                          --------                                   --------
   Total liabilities and stock-
        holders' equity .............     $814,869                                   $578,788
                                          ========                                   ========

Net interest income; interest
   rate spread ......................                   $ 11,667         3.19%       $ 11,685                      3.54%
                                                        ========         ====        ========                      ====
Net interest margin (2) .............                                    3.43%                                     4.25%
                                                                         ====                                      ====

Average interest-earning assets
   to average interest-bearing
   liabilities ......................                        106%                                                   117%
                                                             ===                                                   ====

(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

Results of Operations
---------------------

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

The acquisition of The Leader Mortgage Company on July 1, 1998 has had a fundamental impact on the consolidated operating results of First Defiance Financial Corp. making period-to-period comparisons less meaningful.

On a consolidated basis, First Defiance had net income of $2.4 million for the three months ended June 30, 1999 compared to $1.5 million for the same period in 1998. On a per share basis, basic and diluted earnings per share were $.37 and $.35, respectively, for the 1999 second quarter compared to $.21 and $.20 basic and diluted per share earnings for the 1998 second quarter. The sources of that income have changed dramatically with the acquisition of The Leader. First Defiance on a consolidated basis has effectively exchanged a certain level of net interest margin for an increase in fee income. The Leader's business is mortgage banking and its revenues are generated primarily as a result of the origination, sale and servicing of mortgage loans, all of which are reported as non-interest income.

Net Interest Income. Net interest income before provision for loan losses decreased to $5,524,000 for the three-month period ending June 30, 1999 from
$5,733,000 for the same period in 1998. The Company's net interest margin decreased to 3.28% for the quarter ended June 30, 1999 as compared to 4.20% for the quarter ended June 30, 1998. The Company's interest rate spread (the difference between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the 1999 second quarter was 3.02%, which was 49 basis points lower than the 1998 first quarter level of 3.51%. The decrease in net interest margin is due primarily to the acquisition of The Leader and the financing required to fund its mortgage banking operations. Included in those requirements is the cost of borrowings required to finance the acquisition of mortgage servicing rights, the average balance of mortgage servicing rights for the quarter ended June 30, 1999 totaled approximately $79.0 million. This financing negatively impacts net interest margin because mortgage servicing rights are a non-interest earning asset. Other factors affecting net interest margin include an increase in Federal Home Loan Bank borrowings to fund the acquisition of The Leader, the growth in The Leader's held for sale portfolio, the below market rate of interest on loans held in The Leader's held for sale portfolio, and repurchases of First Defiance's stock. The average coupon rate on loans held for sale by The Leader at June 30, 1999 was less than 6.5%.

Total interest income increased by $1.3 million, or 11.7%, from $11.3 million for the three months ended June 30, 1998 to $12.6 million for the three months ended June 30, 1999. The increase was due to a $174.9 million increase in the average balance of loans outstanding for the second quarter of 1999 when compared to the same period in of 1998. The yield on those loans declined to 7.49% in 1999 versus 8.62% in 1998. The increase in loans receivable was primarily attributable to the acquisition of The Leader's loans available for sale. Those loans averaged $163.3 million for the three months ended June 30,

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

1999. The inclusion of those loans also caused the reduced yield because of the below market nature of loans originated under the first-time homebuyer programs. Interest income was favorably impacted by the increase in the average balance in commercial loans, which was $99.4 million as of June 30, 1999 compared to $33.6 million as of June 30, 1998. The increase in commercial loan balances occurred after the hiring of three experienced commercial lenders and a commercial credit analyst during the second half of 1998.

Interest earnings from the investment portfolio declined to $760,000 for the three months ended June 30, 1999 compared to $1.4 million for the same period in 1998. The decline in 1999 was due to a decrease in the average balance of securities from $90.1 million for the three-month period ended June 30, 1998 to $55.4 million for the same period in 1999. The decline was primarily due to agency securities with call provisions being called during the low rate environment, particularly during the second half of 1998. The yield on the average portfolio balance for the three months ended June 30, 1999 was 5.61% compared to 6.34% for the same period in 1998.

Interest expense increased by $1.5 million, or 27.4%, to $7.1 million for the second quarter of 1999 compared to $5.6 million for the same period in 1998. The increase is primarily due to the financing requirements of The Leader's operations. When it was acquired, The Leader had debt arrangements with a consortium of banks that provided financing for its mortgage loan warehouse and also for the acquisition of mortgage servicing rights. Those debt agreements were replaced during December 1998 with financing from First Federal Savings and Loan, which was funded through deposits (both retail and brokered) and FHLB advances. The average balance in national and brokered certificates of deposit increased to $54.2 million for the quarter ended June 30, 1999 from $8.6 million for the same period in 1998. The average financing required to fund The Leader's operations for the three months ended June 30, 1999 was approximately $163.3 million, net of the $76.6 million average balance in The Leader's customer's escrow deposits at First Federal.

Interest expense also increased because of an increase in the average balance of deposits outstanding, which increased to $475.7 million for the three months ended June 30, 1999 compared to $405.9 million for the three months ended June 30, 1998. The average cost of those deposits declined by 48 basis points in the second quarter of 1999, to 4.08% from 4.56% for the same period in 1999. The average balance of FHLB advances increased to $172.4 million in for the three months ended June 30, 1999 from $66.7 million for the comparable period in 1998. The average cost of those advances declined to 4.89% from 5.78% for the three months ended June 30, 1999 and 1998, respectively. The balance in FHLB advances increased substantially in December 1998, as they were used as the primary source of funding to replace The Leader's bank debt.

Provision for Loan Losses. The provision for loan losses decreased slightly during the 1999 second quarter to $202,000 compared to $239,000 for the same period in 1998. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets totaled $4.1 million at June 30, 1999, which is .49% of total assets. Non-performing loans and repossessed assets reported do not include $20.9 million of mortgage loans 90 days or more past due which have FHA insurance or VA guarantees. The risk of loss on these loans is generally limited to the administrative cost of foreclosure actions, which is provided for in the allowance for loan losses. The allowance for loan losses at June 30, 1999 was $8.5 million compared to $2.9 million at June 30, 1998 and $9.8 million at December 31, 1998. The Leader acquisition accounted for $1.5 million of the increase in the allowance from June 30, 1998 to June 30, 1999. During the fourth quarter of 1998, First Federal recorded a $5.4 million adjustment to the Company's allowance for loan losses. Of this adjustment $3.6 million resulted from internal and external reviews of the Company's consumer loan portfolio, specifically indirect lending. For the quarter ended June 30, 1999, First Defiance charged off $1.1 million of loans against its allowance and realized recoveries of $96,000 from loans previously charged off. These charge offs include the indirect auto originations discussed above and the final disposition of the mobile home portfolio, both of which were fully reserved during the fourth quarter of 1998. During the same quarter in 1998, First Defiance charged off $190,000 in loans and realized recoveries of $59,000.

Non-Interest Income. Non-interest income increased substantially in the second quarter of 1999, from $585,000 for the quarter ended June 30, 1998 to $9.8 million for the same period in 1999. The addition of The Leader contributed $8.7 million of the $9.2 million increase in non-interest income from the second quarter of 1998 to the second quarter of 1999.

Loan and Deposit Servicing Fees. Loan and deposit servicing fees increased from $320,000 for the quarter ended June 30, 1998 to $7.0 million for the same period in 1999. The increase of $6.7 million from the quarter ended June 30, 1998 to 1999 was primarily the result of growth in service fees on sold loans, late charge income, and origination fees of $5.2 million, $753,000, and $615,000, respectively, due to the addition of The Leader.

Gain on Sale of Loans. Gain on sale of loans increased from $143,000 for the quarter ended June 30, 1998 to $1.6 million for the same period of 1999. The Leader recognized gains on sale of loans of $1.4 million for the second quarter of 1999, while First Federal recognized $235,000 in the same period.

Gain on Sale of Loan Servicing. The gain on sale of loan servicing for the quarter ended June 30, 1999 was the result of a $479,000 gain realized on the sale of non-core servicing rights. The servicing rights sold had a weighted average coupon of 9.36% and an average delinquency of 13.64%. There were no sales of loan servicing in the previous year. The Company does not anticipate that it will be selling servicing in this manner on a regular basis.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, gains on sale of securities, insurance commission income, and other miscellaneous charges, increased to $777,000 for the quarter ended June 30, 1999 from $121,000 for the same period in 1998. The acquisition of the Insurance Center accounted for $219,000 of the increase over the second quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

Non-Interest Expense. Total non-interest expense increased $7.8 million from $3.8 million for the quarter ended June 30, 1998 to $11.6 million for the same period in 1999. The acquisition of The Leader resulted in $7.3 million of this increase.

Compensation and Benefits. Compensation and benefits increased $2.7 million from $2.0 million for the quarter ended June 30, 1998 to $4.7 million for the same period in 1999. The addition of The Leader was responsible of $2.4 million of this increase. Increases in overall staffing related to the Findlay commercial loan production office and the Findlay branch (which opened August 1998 and February 1999, respectively) and the acquisition of the Insurance Center resulted in an additional $329,000 increase in the Company's compensation expense.

Occupancy. Occupancy expense increased to $1.0 million for the three-month period ended June 30, 1999 from $430,000 for the three months ended June 30, 1998. The Leader accounted for $412,000 of this increase. The remainder of the increase was due to increased depreciation brought about by the addition of one new branch, the cost of both the Findlay loan office and the Findlay branch which opened in February of 1999 and continued upgrades to all of the Company's computer hardware and software to improve services provided as well as to assure Year 2000 compliance.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights (MSRs) increased to $3.1 million for the quarter ended June 30, 1999 from $24,000 for the same period in 1998. The Leader accounted for $3.0 million of this increase.

Amortization of Goodwill and Other Acquisition Related Costs. As a result of the purchases of The Leader and the Insurance Center, $576,000 in amortization of goodwill and other acquisition related costs was recognized in the second quarter of 1999.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $2.2 million for the quarter ended June 30, 1999 from $1.3 million for the same period in 1998. $897,000 of the increase was the result of The Leader's normal operating activities for the second quarter of 1999. The remaining increase was primarily due to increased data processing costs resulting from the implementation of several new applications and increased state franchise taxes at the holding company level.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 34.4% for the quarter ended June 30, 1999 compared to 33.3% for the same period in 1998.

As a result of the above factors, net income for the quarter ended June 30, 1999 was $2,371,000 compared to $1,545,000 for the comparable period in 1998. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 1999 was $.37 and $.35 respectively compared to $.21 and $.20, respectively, for the same period in 1998. As stated above, the results for the quarter were favorably impacted by the $479,000 gain realized on the sale of

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

certain non-core mortgage servicing rights. The after tax gain resulting from the sale of the servicing was $316,000 or $.05 per basic and diluted share. The increase in earnings per share is attributable to the increased net income along with a decrease in the average shares outstanding as a result of a five percent stock buy back and a fifteen percent stock buy back completed since the beginning of 1998. Average shares outstanding for the basic and diluted calculations were 6,489,000 and 6,670,000, respectively, for the quarter ended June 30, 1999 compared to 7,464,000 and 7,814,000, respectively, for the quarter ended June 30, 1998. First Defiance's board of directors approved an additional five percent stock buy back beginning April 26, 1999 under which First Defiance will acquire an additional 358,000 shares of its stock. As of June 30, 1999, 51,618 shares have been purchased under this program.

First Defiance's board of directors declared a dividend of $.10 per common share as of June 30, 1999. The dividend amounted to $716,418, including dividends on unallocated ESOP shares. It was paid on July 23, 1999. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

The acquisition of The Leader also significantly impacted the results for the six months ended June 30, 1999 compared to the same period in 1998. Net income for the 1999 period was $4.3 million, or $.63 per diluted share compared to $3.1 million or $.39 per diluted share for the same period in 1998. Net interest income decreased to $11.2 million for the 1999 six-month period compared to $11.5 million for the same period in 1998 while non-interest income increased to $18.8 million from $1.1 million and non-interest expense increased to $22.7 million from $7.3 million. The acquisition of The Leader was completed effective July 1, 1998 and the 1998 results as of June 30, 1998 therefore do not include any activity related to the mortgage banking subsidiary.

Net Interest Income. Net interest income before provision for loan losses decreased to $11.2 million for the six-month period ending June 30, 1999
compared  to  $11.5  million  for  the  same  period  in  1998.   The  Company's
year-to-date net interest margin through June 30, 1999 decreased to 3.43% compared to 4.25% for the same period in 1998. Interest rate spread also decreased to 3.19% for the six-month period ended June 30, 1999 from 3.54% for the same period in 1998.

The decrease in net interest income and net interest margin is the result of the acquisition of The Leader and the need to fund its mortgage banking operations, especially the financing of mortgage servicing rights, which averaged $78.2 million for the six months ended June 30, 1999. Mortgage servicing rights are a non-interest earning asset.

Interest rate spread decreased because of a 77 basis point decrease in the average yield on interest earning assets, from 8.28% for the six-months ended June 30, 1998 to 7.51% for the comparable period in 1999. This declining rate is due to the inclusion of The Leader's available for sale loans, which averaged $146.9 million for the six-month period ended June 30, 1999. The average yield on those available for sale loans was 6.02% for the year-to-date period ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

The downward pressure on net interest income due to the above factors was partially offset by increases in the average commercial loan balance, which was $89.1 million for the first half of 1999 compared to only $32.0 million for the same period in 1998. Also, the average cost of interest bearing liabilities declined to 4.32% for the six-months ended June 30, 1999 compared to 4.74% for the first half of 1998. During that period the average cost of deposits fell to 4.09% from 4.57% while the average cost of FHLB advances fell to 4.87% from 5.80%

Provision for Loan Losses. The provision for loan losses increased to $712,000 for the six-months ended June 30, 1999 compared to $688,000 for the same period in 1998. First Defiance charged off $1.9 million of loans against its allowance for loan losses for the six-month period ended June 30, 1999 and realized recoveries of $146,000 from loans previously charged off. These charge offs include a substantial number of 1997 and 1998 indirect auto originations and the final disposition of the mobile home portfolio, both of which were fully reserved during the fourth quarter of 1998. During the same period in 1998, First Defiance charged off $603,000 in loans and realized recoveries of $111,000.

Non-Interest Income. Non-interest income increased $17.7 million for the six-month period ended June 30, 1999 from $1.1 million to $18.8 million for the 1998 and 1999 periods, respectively. The Leader contributed $16.4 million of this increase.

Loan and Deposit Servicing Fees. Loan and deposit servicing fees increased from $594,000 for the six-month period ended June 30, 1998 to $13.8 million for the same period in 1999. The growth was due to service fees on sole loans, origination fees, and late charge income related to The Leader acquisition and increased deposit fee income at First Federal.

Gain on Sale of Loans. Gain of sale of loans increased from $263,000 for the six-months ended June 30, 1999 to $3.7 million for the same period in 1999. This was the result of gains on sales recorded by The Leader in their normal course of business and increased secondary market activity at First Federal.

Gain on Sale of Loan Servicing. Results for the six-months ended June 30, 1999 included a $479,000 gain realized on the sale of non-core servicing rights as discussed in the results of operations for the quarter ended June 30, 1999. There were no sales of loan servicing during 1998. The Company does not anticipate that it will be selling servicing in this manner on a regular basis.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, gains on sale of securities, and other miscellaneous charges, increased to $1.4 million for the first half of 1999 from $213,000 for the same period in 1998.

Non-Interest Expense. Total non-interest expense increased $15.4 million from $7.3 million for the six-month period ended June 30, 1998 to $22.7 for the same period in 1999. The acquisition of The Leader caused $14.3 million of the increase.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

Compensation and Benefits. Compensation and benefits increased $5.2 million from $3.8 million for the year-to-date period ended June 30, 1998 to $9.0 million for the same period in 1999. Decreases in Management Recognition Plan and Employee Stock Ownership Plan expenses ($455,000 combined for the six-months ended June 30, 1999 compared to $586,000 for the same period in 1998) were offset by increases due to The Leader's staff and the start up of the Findlay commercial loan production and branch offices.

Occupancy. Occupancy expense increased to $1.9 million for the six-month period ended June 30, 1999 from $840,000 for the same period in 1998. This increase related to the acquisition of The Leader and increased depreciation due to the addition of the Findlay loan production and branch offices along with continued upgrades to all of the Company's computer hardware and software to assure Year 2000 compliance.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights increased to $6.4 million for the six-month period ended June 30, 1999 from $28,000 for the same period in 1998.

Amortization of Goodwill and Other Acquisition Costs. $1.2 in amortization of goodwill and other acquisition costs was recognized as of the six-month period ended June 30, 1999, due to the purchase of The Leader and the Insurance Center.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $4.3 million for the six-month period ended June 30, 1999 compared to $2.7 million for the same period in 1998. The increase was due to the acquisition of The Leader along with increased data processing costs at First Federal.

As a result of the above factors, net income for the six-month period ended June 30, 1999 increased to $4.3 million from $3.1 million for the six-months ended June 30, 1998. On a per share basis, basic and diluted earnings per share for the six months ended June 30, 1999 was $.66 and $.63 respectively compared to $.40 and $.39, respectively, for the same period in 1998. As stated above the results for the quarter were favorably impacted by the $479,000 gain realized on the sale of certain non-core mortgage servicing rights. The after tax gain resulting from the sale of the servicing was $316,000 or $.05 per basic and diluted share. Average shares outstanding for the basic and diluted calculations were 6,614000 and 6,835,000 respectively for the six-months ended June 30, 1999 compared to7,553,000 and 7,917,000 respectively for the same period in 1997.

Through June 30, 1999, First Defiance has declared dividends totaling $.20 per share.


Liquidity and Capital Resources
First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity exceeded applicable liquidity requirements throughout the three-month period ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

First Defiance utilized $51.6 million in cash for operating activities during the first six months of 1999. The primary reason for this negative cash flow was the build up in the Company's held for sale loan portfolio as a result of increased loan purchases, primarily related to first-time home-buyer programs at The Leader. The Company's operating activities include net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, including amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans held for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At June 30, 1999, First Defiance had $28.8 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $43.3 million committed under existing consumer and commercial lines of credit and standby letters of credit. At that date, the total amount of certificates of deposit that are scheduled to mature by June 30, 2000 is $237.4 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, additional advances from the FHLB of Cincinnati are available. In addition, First Defiance has a $50 million warehouse line of credit with a bank under which it can borrow utilizing mortgages available for sale as collateral. The Company also has a Fed-Funds line of credit with another bank under which it can borrow up to $10 million.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at June 30, 1999 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 1999.

                                         Tangible         Core         Risk-Based
                                          Capital       Capital      Capital (1)(2)
                                        ---------      ---------      ---------
                                                  (Dollars in Thousands)

Regulatory capital ................     $  44,465      $  44,465      $  61,063

Minimum required regulatory
   capital ........................        12,088         32,235         46,537
                                        ---------      ---------      ---------
Excess regulatory capital .........     $  32,377      $  12,230      $  14,526
                                        =========      =========      =========
Regulatory capital as a
   percentage of assets (3) .......           5.5%           5.5%          10.5%
Minimum capital required as
   a percentage of assets .........           1.5%           4.0%           8.0%
                                        ---------      ---------      ---------
Excess regulatory capital as a
   percentage in excess of
   requirement ....................           4.0%           1.5%           2.5%
                                        =========      =========      =========

(1) Does not reflect the interest-rate risk component in the risk-based capital requirement, discussed above.
(2)  Reflects fully phased-in deductions from total capital.

(3) Tangible and core capital are computed as a percentage of adjusted total assets of $805.9 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $581.7 million.


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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

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

In addition to BISYS, First Federal is dependent on a number of other third parties to provide various processing. Management has successfully tested the interchange of data among and between these various third party providers that include the Federal Reserve Bank of Cleveland, the Federal Home Loan Bank of Cincinnati, the MAC ATM network, and various ACH providers.

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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

The Leader is also dependent on a variety of third parties that provide software or interface information with The Leader's system. The Leader participated in a Year 2000 readiness test in conjunction with the Mortgage Bankers of America. As part of that test, The Leader successfully conducted data interchange testing with Fannie Mae, Freddie Mac and GNMA.

The estimated total cost of Year 2000 compliance by The Leader is approximately $650,000 including the cost of hardware and software upgrades, programming costs, and retention bonuses to key staff members involved in the Year 2000 project. Approximately 80% of the cost has been expended to date with the majority of those costs being equipment upgrades. The portion of the costs associated with hardware acquisitions is being capitalized while internal programming costs and retention payments are being expensed. Estimated Year 2000 expense for The Leader for 1999 is not anticipated to exceed $300,000.

In addition to the mission critical systems identified by both First Federal and The Leader, both entities have certain non-information technology systems that may contain imbedded technology that is date dependent. Examples of such systems include security systems, heating and cooling systems, telephone systems, sprinkler systems, and elevators. To the extent possible, both First Federal and The Leader have attempted to assess the risks associated with these systems. The only significant system that management has identified as needing to be replaced is the phone system at The Leader, which also includes the Interactive Voice Response Unit and the Voice Mail components. Management is in the process of installing its replacement phone system. The estimated cost of the replacement phone system is included in The Leader's estimate of $650,000 in total Year 2000 costs.

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

In addition to Year 2000 remediation efforts, the Company is developing contingency/recovery plans aimed at ensuring the continuity of critical functions. As part of this process, management has developed an assessment of reasonably likely failure scenarios for its critical systems and has developed plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. A variety of automated and manual fallback plans are under consideration, including the use of electronic spreadsheets, resetting system dates, and manual workarounds. The Company estimates that contingency planning (including testing) will be completed by September 1999.

Readiness for the Year 2000 is also a concern for First Defiance's customers, particularly its commercial lending customers. Management continues to assess the status of Year 2000 readiness for all commercial lending customers. The ability to be Year 2000 compliant is one consideration taken into account during the loan underwriting process. Also, to the extent possible, management is considering the risk associated with not being Year 2000 compliant when evaluating the adequacy of the allowance for loan losses for individual commercial loan customers.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyses the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using June 30, 1999 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

The simulation model used by First Defiance measures the impact of rising and falling interest rates on net interest income only. The Company also monitors the potential change in the value of its mortgage-servicing portfolio given the same 100 basis point shift in interest rates. At June 30, 1999, a 100 basis point decrease in interest rate would not materially impact the valuation reserve for mortgage servicing rights.

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

                                       First Defiance Financial Corp.
                                       (Registrant)


Date:  August 13, 1999                 By:   /s/ William J. Small
       ---------------                    -----------------------
                                               William J. Small
                                               Chairman, President and
                                               Chief Executive Officer


Date:  August 13, 1999                 By:   /s/ John C. Wahl
       ---------------                    -------------------
                                               John C. Wahl
                                               Executive Vice President, Chief
                                               Financial Officer and
                                               Treasurer