Form 10-Q
period 1999-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 1999-11-15
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Period Ended September 30, 1999


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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,960,268 shares outstanding at November 10, 1999.

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX



PART I.-FINANCIAL INFORMATION

 Item 1.              Consolidated Condensed Financial Statements (Unaudited):

                      Consolidated Condensed Statements of Financial

                      Condition - September 30, 1999 and December 31, 1998

                      Consolidated Condensed Statements of Income Three months ended September 30, 1999 and 1998;
                      Nine months ended September 30, 1999 and 1998

                      Consolidated Condensed Statement of Changes in Stockholders' Equity - Nine months ended
                      September 30, 1999

                      Consolidated Condensed Statements of Cash Flows
                      - Nine months ended September 30, 1999 and 1998


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

 Item 6.              Exhibits and Reports on Form 8-K

                      Signatures

PART 1-FINANCIAL INFORMATION
Item 1. Financial Statements

                                      FIRST DEFIANCE FINANCIAL CORP.
                         Consolidated Condensed Statements of Financial Condition
                                               (UNAUDITED)
                              (Amounts in Thousands, except for share data)

                                                              September 30, 1999       December 31, 1998
ASSETS
Cash and cash equivalents:
     Cash and amounts due from
         depository institutions .....................             $  3,644                 $ 16,137
     Interest-bearing deposits .......................                6,367                    4,369
                                                                   --------                 --------
                                                                     10,011                   20,506
Securities:
     Available-for-sale, carried at fair value .......               46,610                   47,554
     Held-to-maturity, carried at amortized cost
         (approximate fair value $10,594 and $13,753
         at September 30, 1999 and December 31,
         1998, respectively) .........................               10,544                   13,541
                                                                   --------                 --------
                                                                     57,154                   61,095
Loans held for sale (at  lower of cost or fair  value,
         approximate  fair  value
        $234,401 and $120,097 at September 30,
        1999 and December 31,1998, respectively) .....              234,401                  119,910
Loans receivable, net ................................              464,876                  448,574
Mortgage servicing rights ............................               88,011                   76,452
Accrued interest receivable ..........................                3,990                    3,605
Federal Home Loan Bank stock .........................               13,259                   10,826
Office properties and equipment ......................               21,442                   19,057
Real estate, mobile homes and other
     assets held for sale ............................                3,308                    1,517
Goodwill, net ........................................               14,862                   13,333
Other assets .........................................               20,762                   10,524
                                                                   --------                 --------

Total assets .........................................             $932,076                 $785,399
                                                                   ========                 ========

See accompanying notes.

                                            FIRST DEFIANCE FINANCIAL CORP.
                               Consolidated Condensed Statements of Financial Condition
                                                     (UNAUDITED)
                                    (Amounts in Thousands, except for share data)


                                                                     September 30, 1999            December 31, 1998
                                                                     ------------------            -----------------

LIABILITIES AND
     STOCKHOLDERS' EQUITY
Deposits .................................................                  $ 462,681                   $ 433,979
Advances from Federal Home Loan Bank .....................                    235,783                     168,142
Advance payments by borrowers for taxes and insurance ....                     75,040                      77,334
Mortgage warehouse and other notes payable ...............                     56,097                         368
Deferred taxes ...........................................                      2,434                       2,847
Other liabilities ........................................                      9,755                       9,019
                                                                            ---------                   ---------
Total liabilities ........................................                    841,790                     691,689

STOCKHOLDERS' EQUITY
Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued ..............................................                       --                          --
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 6,990,000 and 7,575,000
     shares outstanding at
     September 30, 1999
     and December 31,1998, respectively ..................                         70                          76
Additional paid-in capital ...............................                     54,250                      58,681
Stock acquired by ESOP ...................................                     (3,664)                     (4,089)
Deferred compensation ....................................                       (539)                       (843)
Accumulated other  comprehensive  income (loss),
     net of income taxes of $310 and
     ($83) at September 30, 1999 and
     December 31, 1998, respectively .....................                       (602)                        162
Retained earnings ........................................                     40,771                      39,723
                                                                            ---------                   ---------
Total stockholders' equity ...............................                     90,286                      93,710
                                                                            ---------                   ---------

Total liabilities and stockholders' equity ...............                  $ 932,076                   $ 785,399
                                                                            =========                   =========


See accompanying notes

                                    FIRST DEFIANCE FINANCIAL CORP.
                              Consolidated Condensed Statements of Income
                                              (UNAUDITED)
                             (Amounts in Thousands, except per share data)

                                               Three Months Ended                Nine Months Ended
                                                   September 30,                    September 30,
                                                   -------------                    -------------
                                                1999            1998           1999            1998
                                              -------         -------         -------         -------
Interest income:
      Loans .............................     $12,885         $11,830         $36,375         $31,477
      Investment securities .............         783           1,144           2,357           4,149
      Other .............................          33               2              96              14
                                              -------         -------         -------         -------
Total interest income ...................      13,701          12,976          38,828          35,640

Interest expense:
     Deposits ...........................       4,964           4,645          14,495          13,825
     Federal Home Loan Bank
       advances .........................       2,706           1,129           6,796           3,064
     Notes payable ......................         600           2,211             858           2,211
                                              -------         -------         -------         -------
Total interest expense ..................       8,270           7,985          22,149          19,100
                                              -------         -------         -------         -------

Net interest income .....................       5,431           4,991          16,679          16,540
Provision for loan losses ...............         429           1,039           1,140           1,727
                                              -------         -------         -------         -------
Net interest income after provision
     for loan losses ....................       5,002           3,952          15,539          14,813

Non-interest expense ....................      12,034          10,247          34,709          17,570
Non-interest income .....................      10,263           8,875          29,073           9,945
                                              -------         -------         -------         -------
Income before income taxes ..............       3,231           2,580           9,903           7,188
Income taxes ............................       1,139             919           3,502           2,474
                                              -------         -------         -------         -------

Net income ..............................     $ 2,092         $ 1,661         $ 6,401         $ 4,714
                                              =======         =======         =======         =======
Earnings per share: (Note 4)
     Basic ..............................     $   .33         $   .22         $   .98         $   .62
                                              =======         =======         =======         =======
     Diluted ............................     $   .32         $   .21         $   .95         $   .60
                                              =======         =======         =======         =======

Dividends declared per share (Note 3) ...     $   .10         $   .09         $   .30         $   .27
                                              =======         =======         =======         =======

Average number of shares
     Outstanding: (Note 4)
              Basic .....................       6,447           7,513           6,561           7,542
                                              =======         =======         =======         =======
              Diluted ...................       6,627           7,786           6,768           7,874
                                              =======         =======         =======         =======

                             See accompanying notes

                                            FIRST DEFIANCE FINANCIAL CORP.
                          Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                      (UNAUDITED)
                                                (Amounts in Thousands)

                                                                                 1999
                                                        -------------------------------------------------------------
                                                                                                    Stock Acquired By
                                                                          Additional                      Management
                                                        Common             Paid-in                      Recognition
                                                         Stock             Capital           ESOP          Plan
                                                         -----             -------           ----          ----
Balance at January 1                                       $76             $58,681        $(4,089)       $  (843)

Comprehensive income:
     Net Income
     Change in unrealized gains (losses)
         net of income taxes of $392
         ($18) for 1999 and 1998, respectively

Total comprehensive income
ESOP shares released                                                           197            425

Amortization of deferred compensation
    of Management Recognition Plan                                                                           304

Shares issued under stock option plan                                          276

Purchase of common stock for
    treasury                                                (6)             (4,904)

Dividends declared (Note 3)

Balance at September 30                                   $ 70             $54,250        $(3,664)         $(539)
                                                           ===             =======        =======        =======


                             See accompanying notes

                                             FIRST DEFIANCE FINANCIAL CORP.
                    Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                                      (UNAUDITED)
                                                 (Amounts in Thousands)

                                                                      1999                                 1998
                                                  -------------------------------------------------    ---------------
                                                   Net Unrealized
                                                  gains (losses) on                      Total             Total
                                                   available-for-        Retained     Stockholders'      Stockholder's
                                                   sale securities       Earnings       Equity              Equity

Balance at January 1                                      $162             $39,723        $93,710       $106,885

Comprehensive income:
     Net Income                                                              6,401          6,401          4,714
     Change in unrealized gains (losses)
          net of income taxes of $392 and
          ($171) for 1999 and 1998, respectively          (764)                              (764)           333
                                                                                           -------        ------
Total comprehensive income                                                                  5,637          5,047
ESOP shares released                                                                          622            775

Amortization of deferred compensation
of Management Recognition Plan                                                                304            428

Shares issued under stock option plan                                                         276            447

Purchase of common stock for
    treasury                                                                (3,369)        (8,279)        (6,598)

Dividends declared (Note 3)                                                 (1,984)        (1,984)        (2,060)
                                                         -----             -------        -------       --------

Balance at September 30                                  $(602)            $40,771        $90,286       $104,924
                                                         =====             =======        =======       ========


                             See accompanying notes

                                  FIRST DEFIANCE FINANCIAL CORP.
                         Consolidated Condensed Statements of Cash Flows
                                           (UNAUDITED)
                                      (Amounts in Thousands)

                                                                         Nine Months Ended
                                                                             September 30,
                                                                    -----------      -----------
Operating Activities
Net income                                                          $     6,401       $    4,714
Adjustments to reconcile net income to net cash
     Provision for loan losses                                            1,140            1,727
     Provision for depreciation                                           1,308              913
     Net securities amortization                                             94              (12)
     Amortization of mortgage servicing rights                            9,378            2,685
     Amortization of goodwill                                               464              141
     Gain on sale of loans                                               (4,878)          (2,455)
     Gain on sale of mortgage servicing rights                             (479)            --
     Amortization of Management Recognition Plan
         deferred compensation                                              304              428
     Release of ESOP Shares                                                 622              775
     Loss (gain) on disposal of office properties and equipment               3               (2)
     Loss on sale of securities                                               1             --
     Deferred federal income tax (credit) provision                         (21)             400
     Proceeds from sale of loans                                      1,139,094          566,492
     Proceeds from sale of mortgage servicing rights                      2,610             --
     Servicing rights on loans sold with servicing retained             (23,068)          (9,788)
     Origination of loans held for sale                              (1,250,014)        (528,742)
     Increase in interest receivable and other assets                    (4,423)          (1,131)
     Net repurchase of loans serviced for others                        (10,806)          (1,376)
     Increase in other liabilities                                          478            2,386
                                                                    -----------      -----------
Net cash (used in) provided by operating activities                    (131,792)          37,155

Investing Activities
Proceeds from maturities of held-to-maturity securities                   2,953            5,830
Proceeds from maturities of available-for-sale securities                16,895           34,000
Proceeds from sales of available-for-sale securities                      2,000              312
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale                                           1,242            1,268
Proceeds from sales of office properties and equipment                        8               16
Purchases of available-for-sale securities                              (19,158)          (6,468)
Purchases of Federal Home Loan Bank stock                                (2,433)          (1,431)
Purchases of office properties and equipment                             (3,601)          (2,059)
Adjustment of acquisition of Insurance Center                              (126)            --
Acquisition of Insurance and Risk Management Co. office                  (1,918)
Acquisition of Moreland Greens, net of cash received                        217             --
Acquisition of The Leader Mortgage Co., net of cash received ..            --            (30,057)
Net increase in loans receivable                                         (8,362)         (44,923)
                                                                    -----------      -----------
Net cash used in investing activities                                   (12,283)         (43,512)

                             FIRST DEFIANCE FINANCIAL CORP.
               Consolidated Condensed Statements of Cash Flows (Continued)
                                       (UNAUDITED)
                                 (Amounts in Thousands)


                                                                   Nine Months Ended
                                                                      September 30,
                                                                  1999          1998
                                                               ---------      ---------
Financing Activities
Net increase in deposits and advance payments by borrowers
     for taxes and insurance                                      26,408         19,654
Repayment of Federal Home Loan Bank long-term advances              (964)          (878)
Proceeds from Federal Home Loan Bank long-term advances             --           25,000
Repayment of term notes payable                                      (79)          (917)
Proceeds from term notes payable                                   2,000
Proceeds from federal funds purchased                              2,000
Increase in mortgage warehouse and other notes payable            49,655         12,243
Net increase (decrease) in Federal Home Loan Bank
     short-term advances                                          66,605        (43,850)
Purchase of common stock for treasury                             (8,279)        (6,598)
Cash dividends paid                                               (2,042)        (2,092)
Proceeds from exercise of stock options                              276            447
                                                               ---------      ---------
Net cash provided by financing activities                        133,580          5,009
                                                               ---------      ---------
Decrease in cash and cash equivalents                            (10,495)        (1,348)
Cash and cash equivalents at beginning of period                  20,506          8,997
                                                               ---------      ---------

Cash and cash equivalents at end of period                     $  10,011      $   7,649
                                                               =========      =========

Supplemental cash flow information:
Interest paid                                                  $  21,969      $  19,718
                                                               =========      =========
Income taxes paid                                              $   4,925      $   1,946
                                                               =========      =========
Transfers from loans to real estate, mobile homes
     and other assets held for sale                            $   2,108      $   1,140
                                                               =========      =========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities             $     392      $    (171)
                                                               =========      =========
Noncash investing activities:
(Decrease) increase in net unrealized gain or loss on
     available-for-sale securities                             $  (1,156)     $     504
                                                               =========      =========
Exchange of debt for equity position in Moreland Greens        $   3,701      $    --
                                                               =========      =========
Noncash financing activities:
Cash dividends declared but not paid                           $     652      $     688
                                                               =========      =========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                        (Unaudited at September 30, 1999)


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

     The accompanying consolidated condensed financial statements as of September 30, 1999 and for the three-month and nine-month periods ending September 30, 1999 and 1998 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's 1998 annual report on Form 10-K for the year ended December 31, 1998. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

3.   Dividends on Common Stock

     As of September 30, 1999, First Defiance had declared a quarterly cash dividend of $.10 per share for the third quarter of 1999, payable October 22, 1999.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                        (Unaudited at September 30, 1999)


4.   Earnings Per Share

     Basic earnings per share as disclosed under Statement of Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine-month periods ended September 30, 1999 and 1998. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and nine-months ended September 30, 1999 and 1998, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

     The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                             Three Months Ended     Nine Months Ended
                                                September 30,          September 30,
                                               1999       1998       1999       1998
                                              ------     ------     ------     ------
Numerator for basic and diluted
  earnings per share - net income             $2,092     $1,661     $6,401     $4,714
                                              ======     ======     ======     ======
Denominator:
  Denominator for basic earnings per
    share - weighted average shares            6,447      7,513      6,561      7,542
  Effect of dilutive securities:
    Employee stock options                       105        185        121        234
    Unvested Management Recognition
        Plan stock                                75         88         86         98
                                              ------     ------     ------     ------
  Dilutive potential common shares               180        273        207        332
                                              ======     ======     ======     ======
  Denominator for diluted earnings
    per share - adjusted weighted average
    shares and assumed conversions             6,627      7,786      6,768      7,874
                                              ======     ======     ======     ======
Basic earnings per share                      $  .33     $  .22     $  .98     $  .62
                                              ======     ======     ======     ======
Diluted earnings per share                    $  .32     $  .21     $  .95     $  .60
                                              ======     ======     ======     ======

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                        (Unaudited at September 30, 1999)


5.       Mortgage Servicing Rights

     The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows (in thousands):

                                                       Nine Months
                                                          Ended                Year Ended
                                                      September 30,           December 31,
                                                           1999                   1998
                                                           -----                   ----
              Balance at beginning of period             $ 76,452                  $ 188
              Acquired in purchase of The Leader                -                 65,804
              Purchases                                         -                  3,417
              Sale of servicing rights, net                (2,131)                     -
              Loans sold servicing retained                23,068                 12,428
              Amortization                                 (9,378)                (5,385)
                                                          --------                -------
              Balance at end of period                    $88,011                $76,452
                                                         ========                =======

     Accumulated   amortization   of  mortgage   servicing   rights   aggregated
     approximately $14.2 million and $5.4 million at September 30, 1999 and December 31, 1998, respectively.

     The  Company's  servicing  portfolio  (excluding   sub-serviced  loans)  is
     comprised of the following as of September 30, 1999 (dollars in thousands):

                                                                    Principal
                                              Number                 Balance
                                             of Loans              Outstanding
                                              ------               -----------
     GNMA                                     60,692                $3,833,832
     FNMA                                     11,067                   685,539
     FHLMC                                     2,477                   102,346
     Other VA, FHA and
       Conventional loans                     15,438                   905,184
                                              ------               -----------
                                              89,674                $5,526,901
                                             =======                ==========

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                        (Unaudited at September 30, 1999)


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

     The parent unit is comprised of the operations of the Insurance Center and inter-segment income eliminations and unallocated expenses. Selected segment information in the following table includes only the three and nine-months ended September 30, 1999 and the three-months ended September 30, 1998, as there was no mortgage banking segment for the six-months ended June 30, 1998.

                                         Three-Months Ended September 30, 1999
                                                  (In Thousands)
                                              Parent         Retail           Mortgage
                             Consolidated     and Other      Banking           Banking
                             ------------     ---------      -------           -------

Total interest income          $  13,701     $  (3,739)     $  13,869     $   3,571
Total interest expense             8,270        (4,037)         9,173         3,134
                               ---------     ---------      ---------     ---------
Net interest income                5,431           298          4,696           437
Provision for loan losses            429          --              105           324
                               ---------     ---------      ---------     ---------
Net interest income after
    Provision                      5,002           298          4,591           113
Non-interest income               10,263           214            923         9,126
Non-interest expense              12,034           314          4,213         7,507
                               ---------     ---------      ---------     ---------
Income before income taxes         3,231           198          1,301         1,732
Income taxes                       1,139            93            406           640
                               ---------     ---------      ---------     ---------
Net income                     $   2,092     $     105      $     895     $   1,092
                               =========     =========      =========     =========

Total assets                   $ 932,076     $(286,301)     $ 830,694     $ 387,683
                               =========     =========      =========     =========

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                        (Unaudited at September 30, 1999)

  6.  Line of Business Reporting - Continued

                                       Nine-Months Ended September 30, 1999
                                                  (In Thousands)
                                              Parent         Retail        Mortgage
                             Consolidated     and Other      Banking       Banking
                             ------------     ---------      -------       -------
Total interest income          $  38,828     $  (9,576)     $  39,706      $   8,698
Total interest expense            22,149       (10,675)        25,759          7,065
                               ---------     ---------      ---------      ---------
Net interest income               16,679         1,099         13,947          1,633
Provision for loan losses          1,140          --              (11)         1,151
                               ---------     ---------      ---------      ---------
Net interest income after
    Provision                     15,539         1,099         13,958            482
Non-interest income               29,073           532          3,008         25,533
Non-interest expense              34,709           894         12,061         21,754
                               ---------     ---------      ---------      ---------
Income before income taxes         9,903           737          4,905          4,261
Income taxes                       3,502           341          1,559          1,602
                               ---------     ---------      ---------      ---------
Net income                     $   6,401     $     396      $   3,346      $   2,659
                               =========     =========      =========      =========

Total assets                   $ 932,076     $(286,301)     $ 830,694      $ 387,683
                               =========     =========      =========      =========
                                        Three-Months Ended September 30, 1998
                                                  (In Thousands)
                                              Parent         Retail        Mortgage
                             Consolidated     and Other      Banking       Banking
                             ------------     ---------      -------       -------
Total interest income          $  12,976     $     (39)     $  10,694     $   2,321
Total interest expense             7,985          (433)         6,167         2,251
                               ---------     ---------      ---------     ---------
Net interest income                4,991           394          4,527            70
Provision for loan losses          1,039          --              856           183
                               ---------     ---------      ---------     ---------
Net interest income after
    Provision                      3,952           394          3,671          (113)
Non-interest income                8,875           (36)         1,794         7,117
Non-interest expense              10,247            79          4,087         6,081
                               ---------     ---------      ---------     ---------
Income before income taxes         2,580           279          1,378           923
Income taxes                         919           109            448           362
                               ---------     ---------      ---------     ---------
Net income                     $   1,661     $     170      $     930     $     561
                               =========     =========      =========     =========

Total assets                   $ 781,778     $ (44,209)     $ 582,588     $ 243,399
                               =========     =========      =========     =========

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                        (Unaudited at September 30, 1999)


7.       Acquisitions

     On December 24, 1998, First Defiance completed the acquisition of the Insurance Center in a stock transaction valued at $2.1 million. The acquisition has been accounted for as a purchase. First Defiance could be subject to additional contingent consideration of up to $400,000 if certain earning criteria are met.

     On September 1, 1999, the Insurance Center completed the asset acquisition of the Defiance office of Insurance and Risk Management in a cash transaction valued at $1.9 million. The acquisition has been accounted for as a purchase.

     On July 1, 1998, First Federal completed the acquisition of The Leader, in a cash transaction. At the date of acquisition, The Leader had assets of $197.3 million and equity of $14.0 million. The cash price of $34.9 million, including $2 million held in escrow for indemnifiable claims, exceed fair value of net assets acquired by approximately $11.3 million, which was recorded as goodwill.

     Comparability of the nine-months ended September 30, 1999 and 1998 is affected substantially by the acquisition of The Leader, as the results of operations for the six-months ended June 30, 1998 do not include any effects of this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Defiance is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Savings and Loan, Defiance Ohio ("First Federal") and the Insurance Center of Defiance ("Insurance Center") and First Federal's wholly owned subsidiary, The Leader Mortgage Company ("The Leader"). First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the markets in which its offices are located. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. The Leader is a mortgage banking company which specializes in servicing mortgage loans under first-time home-buyer programs sponsored by various state, county and municipal governmental entities. The Company's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association ("GNMA") bonds. The Insurance Center is an insurance agency that does business in the Defiance, Ohio area under the name of First Insurance and Investments. First Insurance and Investments offers property and casualty, group health, and life insurance products.

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

Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $10.5 million at September 30, 1999. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $46.6 million at September 30, 1999. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($12.1 million), corporate bonds ($11.1 million), certain municipal obligations ($5.4 million), adjustable-rate mortgage backed security mutual funds ($8.7 million), CMOs and REMICs ($7.1 million), preferred stock ($1.9 million), and corporate equities ($300,000). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $911,000 at September 30, 1999, $602,000 after considering the related deferred tax benefit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes loan servicing fees, loan administration fees, gains on sales of mortgage loans, and the recognition of mortgage servicing rights generated by The Leader and First Federal. First Defiance's earnings also depend on the provision for loan losses and its non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

Changes in Financial Condition

At September 30, 1999, First Defiance's total assets, deposits (including customer's escrow deposits) and stockholders' equity amounted to $932.1 million, $537.7 million and $90.3 million, respectively, compared to $785.4 million, $511.3 million and $93.7 million, respectively, at December 31, 1998.

Net loans receivable have increased from $448.6 million at December 31, 1998 to $464.8 million at September 30, 1999. This increase was funded primarily with maturing or redeemed securities and increases in Federal Home Loan Bank advances. Loans held for sale increased from $119.9 at December 31, 1998 to $234.4 million at September 30, 1999. This increase was the result of increased loan production at The Leader.

Deposits increased from $434.0 million at December 31, 1998 to $462.7 million as of September 30, 1999. This increase was primarily the result of obtaining brokered certificates of deposit, which in conjunction with Federal Home Loan Bank ("FHLB") advances were used to fund increased mortgage banking activities at The Leader and increased loan demand (primarily commercial loans) at First Federal. FHLB advances increased from $168.1 million at December 31, 1998 to $235.8 million at September 30, 1999.

First Defiance has continued to repurchase shares of its stock. As of September 30, 1999, First Defiance has repurchased 635,143 shares of its own stock during 1999 at a total cost of $8.3 million, an average of $13.03 per share.

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

                                                        Three Months Ended September 30,
                                                   1999                                 1998
                                       -----------------------------       -------------------------------
                                       Average               Yield         Average                 Yield
                                       Balance    Interest   Rate(1)       Balance     Interest    Rate(1)
                                       -------    --------   -------       -------     --------    -------
Interest-earning assets:
   Loans receivable                    $674,680    $12,885    7.64%       $593,399      $11,830     7.97%
   Securities                            57,287        816    5.70          73,851        1,146     6.21
   FHLB stock                            14,699        268    7.29           5,103           93     7.29
                                       --------    -------                --------      -------
   Total interest-earning assets        746,666     13,969    7.48          672,353       13,069    7.78
Non-interest-earning assets             149,550                            123,662
                                      ---------                           --------
   Total assets                        $896,216                           $796,015
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $470,494     $4,964    4.22%       $405,615       $4,645     4.58%
   FHLB advances and other              211,624      2,706    5.11          79,820        1,129     5.66
   Warehouse and term notes payable      40,086        600    5.99         191,345        2,211     4.62
                                     ----------    -------               ---------      -------
   Total interest-bearing liabilities   722,204      8,270    4.58         676,780        7,985     4.72
                                                    ------    ----                      -------     ----
Non-interest-bearing liabilities         83,611                             15,133
                                       --------                          ---------
   Total liabilities                    805,815                            691,913
Stockholders' equity                     90,401                            104,102
                                       --------                          ---------
   Total liabilities and stock-
      holders' equity                  $896,216                           $796,015
                                       ========                           ========
Net interest income; interest
   rate spread                                      $5,699    2.90%                      $5,084     3.06%
                                                    ======    =====                      ======     =====
Net interest margin (2)                                       3.05%                                 3.02%
                                                              =====                                 =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 103%                                   99%
                                                               ====                                   ===

(1) Annualized
(2)  Net interest   margin  is  net   interest   income   divided  by  average
interest-earning assets.

                                                       Nine Months Ended September 30,
                                                   1999                                   1998
                                       --------------------------------     -----------------------------
                                       Average                  Yield       Average               Yield
                                       Balance    Interest      Rate(1)     Balance     Interest  Rate(1)
                                       -------    --------      -------     -------     --------  -------
Interest-earning assets:
   Loans receivable                    $634,028    $36,375       7.65%      $499,279    $31,477     8.41%
   Securities                            56,076      2,453       5.83         87,616      4,163     6.34
   FHLB stock                            12,566        686       7.28          4,233        230     7.24
                                       --------    -------                  --------    -------
   Total interest-earning assets        702,670     39,514       7.50        591,128     35,870     8.09
Non-interest-earning assets             139,315                               60,069
                                      ---------                             --------
   Total assets                        $841,985                             $651,197
                                       ========                             ========

Interest-bearing liabilities:
   Deposits                            $467,774    $14,495      4.13%       $403,081    $13,825     4.57%
   FHLB advances and other              182,570      6,796      4.96          71,107      3,064     5.75
   Notes payable                         19,089        858      5.99          63,782      2,211     4.62
                                      ---------    -------                  --------    -------
   Total interest-bearing liabilities   669,433     22,149      4.41         537,970     19,100     4.73
                                                   -------      ----                    -------     ----
Non-interest-bearing liabilities         81,853                                8,981
                                       --------                            ---------
   Total liabilities                    751,286                              546,951
Stockholders' equity                     90,699                              104,246
                                       --------                             --------
   Total liabilities and stock-
      holders' equity                  $841,985                             $651,197
                                       ========                             ========
Net interest income; interest
   rate spread                                     $17,365    3.09%                     $16,770     3.36%
                                                   =======    =====                     =======     =====
Net interest margin (2)                                       3.30%                                 4.78%
                                                              =====                                 =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 105%                                  110%
                                                               ===                                   ===

(1) Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
interest-earning assets.

Results of Operations

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

Results for the quarter ended September 30, 1999 represent the first period in which The Leader's operating results are included in the comparable period of 1998, as the acquisition was completed on July 1, 1998.

On a consolidated basis, First Defiance had net income of $2.1 million for the three months ended September 30, 1999 compared to $1.7 million for the same period in 1998. On a per share basis, basic and diluted earnings per share were $.33 and $.32, respectively, for the 1999 third quarter compared to $.22 and $.21 basic and diluted per share earnings for the 1998 third quarter. Cash earnings for the third quarter of 1999 were $2.3 million or $.34 per diluted share compared to $1.8 million or $.23 per diluted share for the same period in 1998. Cash earnings are calculated by excluding the net income impact of amortization of goodwill.

Net Interest Income. Net interest income before provision for loan losses increased to $5,431,000 for the three-month period ending September 30, 1999 from $4,991,000 for the same period in 1998. The Company's net interest margin increased to 3.05% for the quarter ended September 30, 1999 as compared to 3.02% for the quarter ended September 30, 1998. The Company's interest rate spread (the difference between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the 1999 third quarter was 2.90%, which was 16 basis points lower than the 1998 third quarter level of 3.06%.

The improvements to net interest income and net interest margin for the three-month period ended September 30, 1999 compared to the same period in 1998 were a result of capitalizing on internal funding sources. In the fourth quarter of 1998, The Leader's warehouse funding and term debt arrangements with other banks (which had an average funding cost of 7.01% for the three-month period ended September 30, 1998 before the interest credit received by The Leader for maintaining escrow deposits at the banks providing the financing) were replaced with Federal Home Loan Bank Debt (with an average funding cost of 5.66% for the three-month period ended September 30, 1998). In connection with replacing the existing term debt arrangements, in the fourth quarter of 1998, The Leader transferred the customer escrow deposits to First Federal. These funds had an average balance of $71.6 million during the third quarter of 1999 with no associated interest cost. This transfer of funds improved First Defiance's net interest margin while slightly reducing the interest rate spread.

The positive impacts to net interest margin were partially offset by the growth in the average balance of The Leader's loans available-for-sale from $132.1 million for the three-months ended September 30, 1998 to $197.5 million for the same period in 1999. This growth negatively impacts net interest margin, as the yield on this portfolio, which is comprised of low-coupon loans originated under first-time home-buyer programs, is approximately 6.50%, which reduces the yield on interest earning assets.

Total interest income increased by $725,000, or 5.6%, from $13.0 million for the three months ended September 30, 1998 to $13.7 million for the three months ended September 30, 1999. The increase was due to a $81.3 million increase in the average balance of loans outstanding for the third quarter of 1999 when compared to the same period in of 1998. The yield on those loans declined to 7.64% in 1999 versus 7.97% in 1998. This increase in the average balance of loans outstanding was primarily attributable to the $65.4 million increase in

The Leader's loans available-for-sale from September 30, 1998 to September 30,1999. Interest income was also favorably impacted by the increase in the average balance in commercial loans, which was $119.6 million for the three-months ended September 30, 1999, compared to $37.3 million for the three-months ended September 30, 1998. The increase in commercial loan balances occurred after the hiring of three experienced commercial lenders and a commercial credit analyst during the second half of 1998.

Interest earnings from the investment portfolio declined to $816,000 for the three months ended September 30, 1999 compared to $1.1 million for the same period in 1998. The decline in 1999 was due to a decrease in the average balance of securities from $73.9 million for the three-month period ended September 30, 1998 to $57.3 million for the same period in 1999. The decline was primarily due to agency securities with call provisions being called during the low rate environment, particularly during the second half of 1998. The yield on the average portfolio balance for the three-months ended September 30, 1999 was 5.70% compared to 6.21% for the same period in 1998.

Interest expense increased by $285,000, or 3.6%, to $8.3 million for the third quarter of 1999 compared to $8.0 million for the same period in 1998. The increase is primarily due to an increase in FHLB advances and brokered certificates  of  deposit  used to  fund  the  increase  in The  Leader's  loans
available-for-sale.   The  average  financing  required  to  fund  The  Leader's operations for the three months ended September 30, 1999 was approximately $191.9 million, net of the $71.6 million average balance in The Leader's customer's escrow deposits at First Federal. In comparison, the average financing required to fund The Leader's operations for the three-months ended September 30, 1998 was $131.3 million, net of The Leader's customer's escrow deposits of $60.1 million and compensating cash balances of $20.6 million. This increase in The Leader's funding requirements, together with the increase in commercial loans and the refinancing of The Leader's existing bank debt in the fourth quarter of 1998, resulted in a $131.8 million increase in FHLB advances from $79.8 million for the three-months ended September 30, 1998 to $211.6 for the same period in 1999. The average cost of these advances decreased from 5.66% for the three-months ended September 30, 1998 to 5.11% for the same period in 1999. Also, due to the increase in the available-for-sale loan portfolio in the third quarter of 1999, additional financing was obtained from banks and other sources. This financing had a weighed average cost of 5.99% during the three-months ended September 30, 1999.

Interest expense also increased because of an increase in the average balance of deposits outstanding, which increased to $470.5 million for the three-months ended September 30, 1999 compared to $405.6 million for the three-months ended September 30, 1998. This increase in deposits was primarily the result of the increase in brokered certificates to $50.3 million for the three-month period ended September 30, 1999 from $7.9 million for the same period in 1998 which were used as an additional funding source for The Leader's operations. The average cost of deposits declined by 36 basis points in the third quarter of 1999, to 4.22% from 4.58% for the same period in 1998.

Provision for Loan Losses. The provision for loan losses decreased during the 1999 third quarter to $429,000 compared to $1,039,000 for the same period in 1998. The third quarter of 1998 provision included a $378,000 write down of First Federal's mobile home loan portfolio. This portfolio was subsequently sold in the second quarter of 1999, requiring no additional charge to 1999 earnings. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio.

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets totaled $4.5 million at September 30, 1999, which is .48% of total assets. Non-performing loans and repossessed assets reported do not include $15.6 million of mortgage loans 90 days or more past due which have FHA insurance or VA guarantees. The risk of loss on these loans is generally limited to the administrative cost of foreclosure actions, which is provided for in the allowance for loan losses. The allowance for loan losses at September 30, 1999 was $8.1 million compared to $4.2 million at September 30, 1998 and $9.8 million at December 31, 1998. During the fourth quarter of 1998, First Federal recorded a $5.4 million adjustment to the Company's allowance for loan losses. Of this adjustment $3.6 million resulted from internal and external reviews of the Company's consumer loan portfolio, specifically indirect lending. For the quarter ended September 30, 1999, First Defiance charged off $566,000 of loans against its allowance and realized recoveries of $52,000 from loans previously charged off. These charge offs include the indirect auto originations discussed above, which was fully reserved during the fourth quarter of 1998. During the same quarter in 1998, First Defiance charged off $779,000 in loans and realized recoveries of $54,000.

Non-Interest Income. Non-interest income increased $1.4 million or 15.6% in the third quarter of 1999, from $8.9 million for the quarter ended September 30, 1998 to $10.3 million for the same period in 1999.

Loan and Deposit Servicing Fees. Loan and deposit servicing fees increased from $6.5 for the quarter ended September 30, 1998 to $7.6 million for the same period in 1999. Of this increase, $837,000 was due to increased servicing fees at The Leader due to an increase in the number of loans serviced for others.

Gain on Sale of Loans. Gain on sale of loans decreased from $2.2 for the quarter ended September 30, 1998 to $1.7 million for the same period of 1999. The Leader recognized gains on sale of loans of $1.6 million for the third quarter of 1999, while First Federal recognized $123,000 in the same period. The $2.2 million gain on sale in the third quarter of 1998 was the result of two large portfolio sales at First Federal along with $939,000 in gains on sale of loans from the normal course of The Leader's business. First Federal sold $21.0 million and $30.7 million in mobile and mortgage loans, respectively, included in their loan portfolio.

These sales resulted in total gains of $1.0 million.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, gains on sale of securities, insurance commission income, and other miscellaneous charges, increased to $707,000 for the quarter ended September 30, 1999 from $323,000 for the same period in 1998. The acquisition of the Insurance Center accounted for $289,000 of the increase over the third quarter of 1998.

Non-Interest Expense. Total non-interest expense increased $1.8 million from $10.2 million for the quarter ended September 30, 1998 to $12.0 million for the same period in 1999. The Leader's operations accounted for $1.4 million of the increase in non-interest expense from the three-months ended September 30, 1998 to the same period in 1999.

Compensation and Benefits. Compensation and benefits increased $1.1 million from $4.0 million for the quarter ended September 30, 1998 to $5.1 million for the same period in 1999. The Leader's compensation and benefits increased $698,000 due to increased staffing requirements related to significant growth in the servicing portfolio. First Federal's compensation and benefits increased $171,000 due to increases in overall staffing related to its Findlay branch which opened in February 1999 and other general staffing level increases at First Federal. The acquisition of the Insurance Center resulted in an additional $210,000 increase in the Company's compensation expense.

Occupancy. Occupancy expense increased to $1.1 million for the three-month period ended September 30, 1999 from $771,000 for the three-months ended September 30, 1998. The Leader accounted for $174,000 of this increase. The remainder of the increase was due to increased depreciation brought about by the addition of one new branch, the cost of both the Findlay loan office and the Findlay branch which opened in February of 1999 and continued upgrades to all of the Company's computer hardware and software to improve services provided as well as to assure Year 2000 compliance.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights (MSRs) increased to $3.0 million for the quarter ended September 30, 1999 from $2.9 million for the same period in 1998.

Amortization of Goodwill and Other Acquisition Related Costs. As a result of the purchases of The Leader and the Insurance Center, $586,000 and $534,000 in amortization of goodwill and other acquisition related costs was recognized in the third quarter of 1999 and 1998, respectively.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $2.3 million for the quarter ended September 30, 1999 from $2.2 million for the same period in 1998.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 35.3% for the quarter ended September 30, 1999 compared to 35.6% for the same period in 1998.

As a result of the above factors, net income for the quarter ended September 30, 1999 was $2,092,000 compared to $1,661,000 for the comparable period in 1998. On a per share basis, basic and diluted earnings per share for the three-months ended September 30, 1999 was $.33 and $.32 respectively compared to $.22 and $.21, respectively, for the same period in 1998. The increase in earnings per share is attributable to the increased net income along with a decrease in the average shares outstanding as a result of a five percent stock buy back and a fifteen percent stock buy back completed since the beginning of 1998. Average shares outstanding for the basic and diluted calculations were 6,447,000 and 6,627,000, respectively, for the quarter ended September 30, 1999 compared to 7,513,000 and 7,786,000, respectively, for the quarter ended September 30, 1998. First Defiance's board of directors approved an additional five percent stock buy back beginning April 26, 1999 under which First Defiance will acquire an additional 358,000 shares of its stock. As of September 30, 1999, 176,854 shares have been purchased under this program.

First Defiance's board of directors declared a dividend of $.10 per common share as of September 30, 1999. The dividend amounted to $698,958, including dividends on unallocated ESOP shares. It was paid on October 22, 1999. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

The acquisition of The Leader significantly impacted the results for the nine months ended September 30, 1999 compared to the same period in 1998, as the first six months of 1998 do not include the results of The Leader's operations.

Net income for the 1999 period was $6.4 million, or $.95 per diluted share compared to $4.7 million or $.60 per diluted share for the same period in 1998. For the year-to-date periods ended September 30, 1999 and 1998 cash earnings and diluted per share cash earnings were $7.0 million or $1.03 per share and $4.9 million or $.62 per share, respectively. Net interest income increased to $16.7 million for the 1999 nine-month period compared to $16.5 million for the same period in 1998 while non-interest income increased to $29.1 million from $9.9 million and non-interest expense increased to $34.7 million from $17.6 million.

Net Interest Income. Net interest income before provision for loan losses increased to $16.7 million for the nine-month period ending September 30, 1999 compared to $16.5 million for the same period in 1998. The Company's year-to-date net interest margin through September 30, 1999 decreased to 3.30% compared to 4.78% for the same period in 1998. Interest rate spread also decreased to 3.09% for the nine-month period ended September 30, 1999 from 3.36% for the same period in 1998.

The decrease in net interest income and net interest margin is the result of the acquisition of The Leader and the need to fund its mortgage banking operations, especially the financing of mortgage servicing rights, which averaged $80.8 million for the nine months ended September 30, 1999. Mortgage servicing rights are a non-interest earning asset.

Interest rate spread decreased because of a 76 basis point decrease in the average yield on interest earning assets, from 8.41% for the nine-months ended September 30, 1998 to 7.65% for the comparable period in 1999. This declining rate is due to the inclusion of The Leader's available for sale loans, which averaged $163.8 million for the nine-month period ended September 30, 1999. The average yield on those available for sale loans was 6.24% for the year-to-date period ended September 30, 1999.

The downward pressure on net interest income due to the above factors was partially offset by increases in the average commercial loan balance, which was $99.4 million for the first nine months of 1999 compared to only $33.7 million for the same period in 1998. Also, the average cost of interest bearing liabilities declined to 4.41% for the nine-months ended September 30, 1999 compared to 4.73% for the same period in 1998. During that period the average cost of deposits fell to 4.13% from 4.57% while the average cost of FHLB advances fell to 4.96% from 5.75%

Provision for Loan Losses. The provision for loan losses decreased to $1.1 million for the nine-months ended September 30, 1999 compared to $1.7 million for the same period in 1998. First Defiance charged off $2.9 million of loans against its allowance for loan losses for the nine-month period ended September 30, 1999 and realized recoveries of $218,000 from loans previously charged off. These charge offs include a substantial number of 1997 and 1998 indirect auto originations and the final disposition of the mobile home portfolio, both of which were fully reserved during the fourth quarter of 1998. During the same period in 1998, First Defiance charged off $1.4 million in loans and realized recoveries of $165,000.

Non-Interest Income. Non-interest income increased $19.2 million for the nine-month period ended September 30, 1999 from $9.9 million to $29.1 million for the 1998 and 1999 periods, respectively. The Leader contributed $18.7 million of this increase.

Loan and Deposit Servicing Fees. Loan and deposit servicing fees increased from $7.1 million for the nine-month period ended September 30, 1998 to $21.4 million for the same period in 1999. The growth was due to service fees on sold loans, origination fees, and late charge income related to The Leader acquisition and increased deposit fee income at First Federal.

Gain on Sale of Loans. Gain of sale of loans increased from $2.5 million for the nine-months ended September 30, 1998 to $4.9 million for the same period in 1999. This was the result of gains on sales recorded by The Leader in their normal course of business.

Gain on Sale of Loan Servicing. Results for the nine-months ended September 30, 1999 included a $479,000 gain realized on the sale of non-core servicing rights at The Leader. There were no sales of loan servicing during 1998. The Company does not anticipate that it will be selling servicing in this manner on a regular basis.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, gains on sale of securities, and other miscellaneous charges, increased to $2.3 million for the first nine months of 1999 from $369,000 for the same period in 1998.

Non-Interest Expense. Total non-interest expense increased $17.1 million from $17.6 million for the nine-month period ended September 30, 1998 to $34.7 for the same period in 1999. The results of operations of The Leader contributed $15.7 million of the increase.

Compensation and Benefits. Compensation and benefits increased $6.3 million from $7.8 million for the year-to-date period ended September 30, 1998 to $14.1 million for the same period in 1999. Decreases in Management Recognition Plan and Employee Stock Ownership Plan expenses ($672,000 combined for the nine-months ended September 30, 1999 compared to $882,000 for the same period in
1998) were offset by increases due to The Leader's staff and the start up of the Findlay commercial loan production and branch offices.

Occupancy. Occupancy expense increased to $2.9 million for the nine-month period ended September 30, 1999 from $1.6 million for the same period in 1998. This increase related to the acquisition of The Leader and increased depreciation due to the addition of the Findlay loan production and branch offices along with continued upgrades to all of the Company's computer hardware and software to assure Year 2000 compliance.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights increased to $9.4 million for the nine-month period ended September 30, 1999 from $2.9 million for the same period in 1998.

Amortization of Goodwill and Other Acquisition Costs. $1.7 million and $534,000 in amortization of goodwill and other acquisition costs was recognized as of the nine-month period ended September 30, 1999 and 1998, respectively, due to the purchase of The Leader and the Insurance Center.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $6.6 million for the nine-month period ended September 30, 1999 compared to $4.9 million for the same period in 1998. The increase was due to the acquisition of The Leader along with increased data processing costs at First Federal.

As a result of the above factors, net income for the nine-month period ended September 30, 1999 increased to $6.4 million from $4.7 million for the nine-months ended September 30, 1998. On a per share basis, basic and diluted earnings per share for the nine-months ended September 30, 1999 was $.98 and $.95 respectively compared to $.62 and $.60, respectively, for the same period in 1998. As stated above, the 1999 year-to-date results were favorably impacted by the $479,000 gain realized on the sale of certain non-core mortgage servicing rights. The after tax gain resulting from the sale of the servicing was $316,000 or $.05 per basic and diluted share. Average shares outstanding for the basic and diluted calculations were 6,561,000 and 6,768,000 respectively for the nine-months ended September 30, 1999 compared to 7,542,000 and 7,874,000 respectively for the same period in 1998.

Through September 30, 1999, First Defiance has declared dividends totaling $.30 per share.

Liquidity and Capital Resources

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity exceeded applicable liquidity requirements throughout the three-month period ended September 30, 1999.

First Defiance utilized $131.8 million in cash for operating activities during the first nine months of 1999. The primary reason for this negative cash flow was the build up in the Company's held for sale loan portfolio as a result of increased loan purchases, primarily related to first-time home-buyer programs at The Leader. The Company's operating activities include net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, including amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans held for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At September 30, 1999, First Defiance had $22.4 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $57.5 million committed under existing consumer and commercial lines of credit and standby letters of credit. At that date, the total amount of certificates of deposit that are scheduled to mature by

September 30, 2000 is $265.4 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, additional advances from the FHLB of Cincinnati are available. In addition, First Defiance has utilized funding from banks and other sources. As of September 30, 1999, First Defiance has available a $50 million warehouse line of credit under which it can borrow utilizing mortgages available for sale as collateral and a $60 million repurchase line-of-credit under which it can borrow utilizing mortgage loans which are in process of being securitized. The Company also has a Fed-Funds line of credit with another bank under which it can borrow up to $10 million.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at September 30, 1999 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

Because The Leader's mortgage loan production is primarily comprised of loans originated under first-time homebuyer programs, it has not had to hedge its mortgage loan pipeline. This is due to the fact that trustees under the first-time homebuyer programs are obligated to purchase the underlying mortgage backed securities at par, regardless of increases or decreases in interest rates.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 1999.

                                         Tangible        Core         Risk-Based
                                         Capital       Capital      Capital (1)(2)
                                         -------       -------      --------------
                                                   (Dollars in Thousands)
Regulatory capital                      $  49,641      $  49,641      $  61,007
Minimum required regulatory
   capital                                 13,521         36,057         53,495
                                        ---------      ---------      ---------
Excess regulatory capital               $  36,120      $  13,584      $   7,512
                                        =========      =========      =========
Regulatory capital as a
   percentage of assets (3)                   5.5%           5.5%           9.1%
Minimum capital required as
   a percentage of assets                     1.5%           4.0%           8.0%
                                        ---------      ---------      ---------
Excess regulatory capital as a
   percentage in excess of
   requirement                                4.0%           1.5%           1.1%
                                        =========      =========      =========

---------------
(1) Does not reflect the interest-rate risk component in the risk-based capital requirement, discussed above.
(2) Reflects fully phased-in deductions from total capital.
(3) Tangible and core capital are computed as a percentage of adjusted total assets of $901.4 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $668.7 million.

FDIC Insurance

The Deposits of First Federal are currently insured by the Savings Association Insurance Fund("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance to commercial bank depositors. Both the SAIF and BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. First Federal's deposit insurance premiums for 1999 are approximately $0.059 per $100 of deposits.

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

Because its data processing functions are outsourced, the cost of Year 2000 remediation has not been material to First Federal. BISYS is assessing a fee of less than $50,000 to cover the cost of the test bank established to provide for the appropriate testing. Testing itself is being performed by individuals responsible for the various applications and is being coordinated by the Vice President of Operations. The cost of the individuals has not been quantified, however the three primary individuals involved have devoted approximately 60% of their time during the testing phase which was essentially completed during the 1999 first quarter. First Federal's total out of pocket expenses recognized in conjunction with Year 2000 compliance are expected to be less than $100,000 in 1999.

While First Federal outsources the majority of its applications, The Leader processes its critical applications on an in-house system. All of The Leader's hardware and software, both internally developed and purchased from third party vendors, has been upgraded and tested and management believes it is functioning properly and will continue to function properly in the Year 2000. The Company's mission critical systems, including the loan servicing system and the wholesale bond system, have been modified to process dates in the Year 2000 and are fully operational.

The Leader is also dependent on a variety of third parties that provide software or interface information with The Leader's system. The Leader participated in a Year 2000 readiness test in conjunction with the Mortgage Bankers of America. As part of that test, The Leader successfully conducted data interchange testing with Fannie Mae, Freddie Mac and GNMA.

The estimated total cost of Year 2000 compliance by The Leader is approximately $650,000 including the cost of hardware and software upgrades, programming costs, and retention bonuses to key staff members involved in the Year 2000 project. Most of that total cost has been expended to date with the majority of those costs being equipment upgrades. The portion of the costs associated with hardware acquisitions is being capitalized while internal programming costs and retention payments are being expensed. Estimated Year 2000 expense for The Leader for 1999 is not anticipated to exceed $300,000.

In addition to the mission critical systems identified by both First Federal and The Leader, both entities have certain non-information technology systems that may contain imbedded technology that is date dependent. Examples of such systems include security systems, heating and cooling systems, telephone systems, sprinkler systems, and elevators. To the extent possible, both First Federal and The Leader have attempted to assess the risks associated with these systems. The only significant system that needed to be replaced was the phone system at The Leader, which also included the Interactive Voice Response Unit and the Voice Mail components. The system was replaced in October 1999 and is now year 2000 compliant. The cost of the replacement phone system is included in The Leader's estimate of $650,000 in total Year 2000 costs.

The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 projects and those of its critical external relationships. While management believes that all critical Year 2000 issues have been resolved, it cannot guarantee that all such issues have been resolved. Any critical unresolved Year 2000 issues could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

In addition to Year 2000 remediation efforts, the Company developed contingency/recovery plans aimed at ensuring the continuity of critical functions. As part of this process, management developed an assessment of reasonably likely failure scenarios for its critical systems and has developed plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. A variety of automated and manual fallback plans have been developed, including the use of electronic spreadsheets, resetting system dates, and manual workarounds. The Company has completed its contingency planning, including a major part of the testing. Efforts for the remainder of the year will focus on rehearsing contingency planning scenarios with the appropriate staff.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyses the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using September 30, 1999 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

The simulation model used by First Defiance measures the impact of rising and falling interest rates on net interest income only. The Company also monitors the potential change in the value of its mortgage-servicing portfolio given the same 100 basis point shift in interest rates. At September 30, 1999, a 100 basis point decrease in interest rate would not materially impact the valuation reserve for mortgage servicing rights.

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

                                           First Defiance Financial Corp.
                                           (Registrant)

Date:  November 10, 1999                   By:   /s/ William J. Small
       -----------------                         --------------------
                                                 William J. Small
                                                 Chairman, President and
                                                 Chief Executive Officer

Date:  November 10, 1999                   By:   /s/ John C. Wahl
       -----------------                         ----------------
                                                 John C. Wahl
                                                 Executive Vice President, Chief
                                                 Financial Officer and
                                                 Treasurer