Form 10-K
period 1999-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2000-03-27
CIK 946647

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

         As of March 6, 2000, there were issued and outstanding 6,836,685 shares of the Registrants common stock.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of March 6, 2000 was approximately $63.2 million.

                               -----------------

                      Documents Incorporated by References

         List hereunder the following  documents  incorporated  by reference and
Part III - Portions of the Proxy Statement for the Annual meeting of Shareholders to be held on April 18, 2000 are incorporated by reference into
Part III therof.

================================================================================

                                     PART I


Item 1. Business


         First Defiance Financial Corp. ("First Defiance" or the "Company") is a unitary thrift holding company that, through is subsidiaries (the "Subsidiaries") focuses on traditional banking, mortgage banking, and property and casualty, group health and life insurance products. The Company's traditional banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist primarily of purchasing and selling residential mortgage loans, originating residential mortgages, and servicing residential mortgage portfolios for investors. The Company's insurance activities consist primarily of commissions relating to the sale of property and casualty, life insurance, group health and investment products.


         At December 31, 1999, the Company had consolidated assets of $988.0 million, consolidated deposits of $503.0 million, and consolidated stockholders' equity of $89.4 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

The Subsidiaries

         The Company's core business operations are conducted through the following Subsidiaries:

         First Federal Bank of the Midwest: First Federal Bank of the Midwest ("First Federal") is a federally chartered stock savings bank headquartered in Defiance, Ohio. First Federal formerly did business as First Federal Savings and Loan. On January 1, 1999 it adopted a federal savings bank charter and changed its name to First Federal Bank of the Midwest. It conducts operations through its main office and thirteen full service branch offices in Defiance, Fulton, Hancock, Henry, Paulding, Putnam, and Williams Counties in northwest Ohio. First Federal's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). First Federal is a member of the Federal Home Loan Bank System.

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

         The Leader Mortgage Company: The Leader Mortgage Company ("The Leader") is a single member limited liability company which is operated as a division of First Federal. The Leader is a mortgage banking company which specializes in servicing mortgage loans under various first-time homebuyer programs sponsored by various state, county and municipal governmental entities. The Leader's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association ("GNMA") bonds.

         First Insurance & Investments: First Insurance & Investments ("First Insurance") is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that does business in the Defiance, Ohio area. First Insurance offers property and casualty, life insurance, group health, and investment products.

Securities

         Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value. Loans held-for-sale securitized in the normal course of The Leader's operations have been classified as trading securities, reported at fair market value. The Leader has committed to sell the securities at their carrying value.

         First Defiance's securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Financial Officer, the Chief Operating Officer, and the Chief Executive Officer of First Federal can each approve transactions up to $1 million. Two of the three are required to approve transactions greater than $1 million up to $5 million. All transactions in excess of $5 million must be approved by the Board of Directors.

         First Defiance's investment portfolio includes seven CMO and REMIC issues totaling $6.9 million, all of which are fully amortizing securities. All such investments are considered derivative securities. None of First Defiance's investments are considered to be high risk and management does not believe the risks associated with these investments to be significantly different from risks associated with other pass-through mortgage backed securities. First Defiance does not invest in off-balance sheet derivative securities.

         The amortized cost and fair value of securities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Money market mutual funds and other mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                                             Contractually Maturing                                   Total
                   ----------------------------------------------------------------------------------------------
                            Weighted            Weighted            Weighted          Weighted
                    Under 1   Average   1 - 5    Average    6-10    Average   Over 10   Average
                     Year     Rate     Years      Rate     Years     Rate     Years     Rate     Amount    Yield
                     ----     ----     -----      ----     -----     ----     -----     ----     ------    -----
                                                       (Dollars in thousands)
Mortgage-backed
   securities       $  311     5.60%   $  696     8.64%    $   90    9.14%    $37,705     6.50%  $38,802    6.54%
Corporate bonds      4,046     6.09%   10,819     6.68%                                           14,865     6.52%
REMICs and CMOs                                             6,426    6.39%       566      6.85%    6,992     6.42%
U.S. Government and
   federal agency
   obligations                         15,814     6.25%       964    5.90%                        16,778     6.23%
Obligations of
   states and
   political           634     5.26%    1,406     5.80%     3,759    5.25%       745      5.15%    6,544     5.36%
   subdivisions
Trust preferred                                                                2,000      9.13%    2,000     9.13%
   stock
                    ------             -------             -------            -------            -------
Total               $4,991             $28,735             $11,239            $41,016             85,981
                    ======             =======             =======            =======            =======
Mutual funds                                                                                       8,981
Equity securities                                                                                    343
Unrealized loss
   on securities
   available for
   sale                                                                                           (1,659)
                                                                                                 -------
Total                                                                                            $93,646
                                                                                                 =======

The carrying value of investment securities is as follows:

                                                                 December 31
                                                        1999         1998        1997
                                                       -------     -------     -------
                                                                 (In thousands)
Available-for-Sale Securities:
   Corporate bonds                                     $14,746     $11,196     $10,113
   U. S. Treasury and other U. S. Government
     agencies and corporations                          16,374       7,063      58,851
   Obligations of state and political subdivisions
                                                         5,381       5,286         550
   Other                                                17,445      24,009      12,922
                                                       -------     -------     -------
Totals                                                 $53,946     $47,554     $82,436
                                                       =======     =======     =======

Trading Securities:
   U.S. Treasury and other U.S.
     Government agencies and corporations              $29,805     $  --       $  --
                                                       -------     -------     -------
                                                       $29,805     $  --       $  --
                                                       =======     =======     =======

Held-to-Maturity Securities:
   U. S. Treasury and other U. S. Government
     agencies and corporations                         $ 8,997     $12,531     $19,715
   Obligations of state and political subdivisions         898       1,010       1,238
                                                       -------     -------     -------

Totals                                                 $ 9,895     $13,541     $20,953
                                                       =======     =======     =======



For additional information regarding First Defiance's investment portfolio refer to Note 4 to the consolidated financial statements.

Interest-Bearing Deposits

         First Defiance has interest-bearing deposits in the FHLB of Cincinnati amounting to $1.8 million and $5.3 million at December 31, l999 and l998.

Residential Loan Servicing Activities


         First Federal and The Leader each has its own mortgage servicing portfolio. At December 31, 1999, First Federal serviced approximately $88.6 million of mortgage loans, while The Leader's servicing portfolio amounted to approximately $5.95 billion.


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

         As compensation for its mortgage servicing activities, the Company receives servicing fees usually ranging from 0.25% to 0.44% per annum of the loan balances serviced, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. At December 31, 1999, the Company's weighted-average servicing fee was .41%. In the event of a default by the borrower, the Company receives no servicing fees until the default is cured.

         Servicing is provided on mortgage loans on a recourse or nonrecourse basis. The Company's policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 1999, on the basis of outstanding principal balances, only .07% of the mortgage servicing contracts owned by the Company involved recourse servicing. To the extent that servicing is done on a recourse basis, the Company is exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of the nonrecourse mortgage servicing contracts owned by the Company require the Company to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. The Company, therefore, must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses are generally not fully reimbursable by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA"), for whom the Company provides significant amounts of mortgage loan servicing. As of December 31, 1999 and 1998, the Company had advanced approximately $5.6 million and $3.5 million, respectively, in funds on behalf of third-party investors.

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

         The following table sets forth certain information regarding the composition of the Company's mortgage servicing portfolio (excluding loans subserviced for others) as of the dates indicated:

                                                       As of December 31
                                             1999           1998            1997
                                          ----------     ----------     ----------
                                                        (In thousands)
FHA insured/VA guaranteed residential     $4,641,778     $3,616,245
Conventional loans                         1,205,908      1,086,575     $   17,844
Other loans                                  191,377        153,049
                                          ----------     ----------     ----------
Total mortgage servicing portfolio        $6,039,063     $4,855,869     $   17,844
                                          ==========     ==========     ==========

Fixed rate loans                          $6,032,886     $4,847,764     $   17,844
Adjustable rate loans                          6,177          8,105
                                          ----------     ----------     ----------
Total mortgage servicing portfolio        $6,039,063     $4,855,869     $   17,844
                                          ==========     ==========     ==========

The following table shows the delinquency statistics for the mortgage loans serviced by the Company (excluding loans subserviced for others) compared with national average delinquency rates as of the dates presented:

                                                                            As of December 31
                             -------------------------------------------------------------------------------------------------------
                                           1999                                  1998                                1997
                             -------------------------------------------------------------------------------------------------------
                                                    National                             National                         National
                                  Company           Average(1)         Company           Average(1)         Company       Average(1)
                             -------------------------------------------------------------------------------------------------------
                             Number    Percentage    Percentage   Number    Percentage   Percentage   Number Percentage   Percentage
                              of      of Servicing       of         of      of Servicing     of        of    of Servicing     of
                             Loans    Portfolio (2)    Loans      Loans     Portfolio (2)    Loans    Loans  Portfolio(2)    Loans
                             -----    -------------    -----      -----     -------------    -----    -----  ------------    -----
Loans delinquent for:
   30-59 days                 5,102         5.28%       2.88%      5,155        6.23%        2.96%       5       1.78%       3.03%
   60-89 days                 1,425         1.47         .63       1,435        1.73          .68       --                    .71
   90 days and over           1,007         1.04         .59         818         .99          .60        1        .36         .62
                              -----         ----        ----       -----        ----         ----        -       ----        ----
Total delinquencies           7,534         7.79%       4.10%      7,408        8.95%        4.24%       6       2.14%       4.36%
                              -----         ----        ----       -----        ----         ----        -       ----        ----
Foreclosures                  2,167         2.24%                  2,161        2.61%          --       --         --        1.11%
                              =====         ====                   =====        ====         ====      ===       ====        ====

(1) Source: Mortgage Bankers Association, "Delinquency Rates of I to 4 Unit Residential Mortgage Loans" (Seasonally Adjusted) (Data as of September 30, 1999 and December 31, 1998 and 1997, respectively).
(2) Delinquencies and foreclosures generally exceed the national average due to historically higher rates of delinquencies and foreclosures on FHA insured and VA guaranteed residential mortgage loans.

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans (excluding loans subserviced for others), at various mortgage interest rates:

                                                                   As of December 31
                   ---------------------------------------------------------------------------------------------------------------
                                 1999                                   1998                                1997
                   ---------------------------------------------------------------------------------------------------------------
                                         Percentage                               Percentage                          Percentage
                    Number    Aggregate  of Aggregate    Number       Aggregate   of Aggregate   Number   Aggregate   of Aggregate
                      of      Principal   Principal       of          Principal   Principal       of      Principal    Principal
       Rate          Loans     Balance     Balance       Loans         Balance     Balance       Loans     Balance      Balance
       ----          -----     -------     -------       -----         -------     -------       -----     -------      -------
Less than 5.00%        697    $   32,872      .54%        1,144     $    33,215      .68%
5.00% - 5.99%       18,326     1,238,781    20.51         9,510         565,162    11.64
6.00% - 6.99%       35,221     2,427,105    40.19        29,068       1,818,721    37.45
7.00% - 7.99%       31,094     1,721,873    28.51        30,383       1,718,098    35.38           54    $  3,904        21.88%
8.00% - 8.99%        9,713       501,155     8.30        12,310         480,142     9.89          216      13,540        75.88%
9.00% and over       1,640       117,277     1.95           355         240,531     4.96           11         400         2.24
                    ------    ----------   ------        ------      ----------   ------          ---     -------       ------
Total               96,691    $6,039,063   100.00%       82,770      $4,855,869   100.00%         281     $17,844       100.00%
                    ======    ==========   ======        ======      ==========   ======          ===     =======       ======

         Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company (excluding loans subserviced for others) as of the dates shown. The changes in the remaining maturities as a percentage of unpaid principal between 1998 and 1997, as reflected below, are the result of acquisitions of mortgage servicing rights completed during 1998.

                                                      As of December 31
                   ------------------------------------------------------------------------------------------
                                       1999                                         1998
                   ------------------------------------------------------------------------------------------
                                                    Percentage                                     Percentage
                    Number   Percentage    Unpaid     Unpaid      Number    Percentage    Unpaid     Unpaid
                      of      of Number  Principal   Principal      of      of Number   Principal  Principal
     Maturity        Loans    of Loans     Amount     Amount      Loans      of Loans     Amount     Amount
     --------
                   ------------------------------------------------------------------------------------------
                                                    (Dollars in thousands)
1-5 years            4,102       4.24%   $  121,250      2.01%    5,843        7.06%    $  147,446      3.04%
6-10 years           5,823       6.02       120,517      2.00     5,053        6.10        147,092      3.03
11-15 years          1,457       1.51        99,207      1.64     1,756        2.12        104,796      2.16
16-20 years          4,894       5.06       209,012      3.46     6,643        8.03        288,755      5.95
21-25 years         12,702      13.14       745,418     12.34    16,136       19.49        960,928     19.79
More than 25 years  67,713      70.03     4,743,659     78.55    47,339       57.20      3,206,852     66.03
                   ---------------------------------------------------------------------------------------------
Total               96,691     100.00%   $6,039,063    100.00%   82,770      100.00%    $4,855,869    100.00%
                   =============================================================================================
                              --------------------------------------------------
                                                     1997
                              --------------------------------------------------
                                                                    Percentage
                                 Number    Percentage    Unpaid       Unpaid
                                   of       of Number   Principal   Principal
                                  Loans     of Loans     Amount       Amount
                              --------------------------------------------------
1-5 years
6-10 years
11-15 years
16-20 years
21-25 years
More than 25 years               281        100.00%   $17,844      100.00%
                               -------------------------------------------
Total                            281        100.00%   $17,844      100.00%
                               ===========================================

         The following table sets forth the geographic distribution of the mortgage loans (including delinquencies) serviced by the Company (excluding loans subserviced for others) by state:

                                                                                As of December 31
                   -------------------------------------------------------------------------------------------
                                       1999                                         1998
                   -------------------------------------------------------------------------------------------
                                         Percentage Percentage                          Percentage Percentage
                                             of         of                                  of         of
                    Number    Aggregate  Aggregate     Total      Number    Aggregate   Aggregate    Total
                      of      Principal  Principal   Delinqs.       of      Principal   Principal   Delinqs.
State                Loans     Balance    Balance   by State(1)   Loans      Balance     Balance   by State(1)
-----                -----     -------    -------   -----------   -----      -------     -------   -----------
                                                    (Dollars in thousands)
Ohio                35,336   $2,230,168      36.93%     31.46%   36,761    $2,153,287       44.34%     38.12%
Florida             19,245    1,259,712      20.86      22.07    14,688       955,047       19.67      19.74
Louisiana           10,226      679,799      11.26      16.30     6,836       443,228        9.13      10.96
Washington           5,458      374,580       6.20       4.67     3,531       248,738        5.12       3.93
Other (2)           26,426    1,494,804      24.75      25.50    20,954     1,055,569       21.74      27.25
                   ---------------------------------------------------------------------------------------------
Total               96,691   $6,039,063     100.00%    100.00%   82,770    $4,855,869      100.00%    100.00%
                   =============================================================================================
                   -----------------------------------------------
                                          1997
                   -----------------------------------------------
                                           Percentage   Percentage
                                               of           of
                     Number     Aggregate   Aggregate     Total
                       of       Principal   Principal    Delinqs.
                     Loans      Balance     Balance   by State(1)
                     -----      -------     -------   -----------
Ohio                 281       $17,844      100.00%    100.00%
Florida
Louisiana
Washington
Other (2)
                   -----------------------------------------------
Total                281       $17,844      100.00%    100.00%
                   ===============================================

(1)  In terms of number of loans outstanding.
(2) No other state accounted for greater than 6.00%, based on aggregate principal balances of the Company's mortgage loan servicing portfolio as of December 31, 1999.

Lending Activities


         General. A savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1999, First Federal's limit on loans-to-one borrower was $8.6 million and its five largest loans or groups of loans to one borrower, including related entities, were $8.2 million, $6.6 million, $3.6 million, $3.3 million and $3.0 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 1999.

         Loan Portfolio Composition. Loan volume continues to be strong. The net increase in net loans outstanding over the prior year was $134.4 million, $126.6 million, and $26.0 million in 1999, 1998, and 1997, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

         The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                                 December 31
                                         -------------------------------------------------------------------------------------------
                                                  1999                    1998                  1997                  1996
                                         -------------------------------------------------------------------------------------------
                                            Amount        %         Amount        %        Amount        %       Amount        %
                                         -------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Real estate:
   Single-family residential              $458,442       64.1%    $365,116       62.7%   $255,428        57.0% $241,787        57.1%
   Multi-family residential                 11,427        1.6       13,763        2.4       9,363         2.1     9,175         2.2
   Non-residential real estate              11,801        1.7       16,436        2.8      20,159         4.5    21,348         5.0
   Construction                              7,808        1.1        8,258        1.4      10,148         2.2    11,412         2.7
                                         -------------------------------------------------------------------------------------------
Total real estate loans                    489,478       68.5      403,573       69.3     295,098        65.8   283,722        67.0

Other:
   Consumer finance                         64,326        9.0       87,168       15.0      81,111        18.1    74,019        17.5
   Commercial                              138,125       19.3       70,109       12.0      29,758         6.6    26,674         6.3
   Home equity and improvement              22,781        3.2       18,168        3.2      16,940         3.8    13,570         3.2
   Mobile home                                  46        -          3,117         .5      25,424         5.7    25,199         6.0
                                         -------------------------------------------------------------------------------------------
Total non-real estate loans                225,278       31.5      178,562       30.7     153,233        34.2   139,462        33.0
                                         ---------                --------               --------              --------
Total loans                                714,756      100.0%     582,135      100.0%    448,331       100.0%  423,184       100.0%
                                                        =====                  ======                  ======                ======
Less:
   Loans in process                          3,291                   3,250                  3,087                 4,474
   Deferred loan origination fees              764                     612                    646                   568
   Allowance for loan losses                 7,758                   9,789                  2,686                 2,217
                                         ---------                --------               --------              --------
Net loans                                 $702,943                $568,484               $441,912              $415,925
                                         =========                ========               ========              ========

                                              December 31
                                        ----------------------
                                                 1995
                                        ----------------------
                                           Amount       %
                                        ----------------------
Real estate:
   Single-family residential              $224,639       57.4%
   Multi-family residential                 16,929        4.3
   Non-residential real estate              19,780        5.1
   Construction                              8,200        2.1
                                         ----------------------
Total real estate loans                    269,548       68.9

Other:
   Consumer finance                         61,810       15.8
   Commercial                               23,647        6.0
   Home equity and improvement              11,875        3.0
   Mobile home                              24,671        6.3
                                         ----------------------
Total non-real estate loans                122,003       31.1
                                         ---------
Total loans                                391,551      100.0%
                                                        ======
Less:
   Loans in process                          3,971
   Deferred loan origination fees              559
   Allowance for loan losses                 1,817
                                                           .
                                         ---------
Net loans                                $ 385,204
                                         =========



         Included above, First Defiance had $239.6 million, $119.9 million, $87,500, $558,600 and $3.8 million in loans classified as held for sale at December 31, 1999, 1998, 1997, 1996, and 1995 respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of gross loans maturing in First Defiance's portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                             Due 3-5    Due 5-10   Due 10-15    Due 15+
                        Due         Due       Years      Years       Years       Years
                       Before     Before      After      After       After       After
                      12/31/00   12/31/01   12/31/99    12/31/99    12/31/99    12/31/99    Total
                    -----------------------------------------------------------------------------------
                                                       (In thousands)
Real estate          $259,397     $11,702    $44,049     $ 66,119   $47,957     $60,254      $489,478
Non-real estate:
   Commercial          44,999      12,205     31,050       32,085     5,927      11,859       138,125
   Home equity and
     improvement        2,701         711      1,805        1,361       276      15,927        22,781
   Mobile home              9           8         22            7         -           -            46
   Consumer finance    23,872      17,880     22,096          460        18           -        64,326
                    -----------------------------------------------------------------------------------
Total                $330,978     $42,506    $99,022     $100,032   $54,178     $88,040      $714,756
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

         The following table sets forth the dollar amount of gross loans due after one year from December 31, l999 which have fixed interest rates or which have floating or adjustable interest rates.

                                              Floating or
                                Fixed          Adjustable
                                Rates            Rates             Total
                          -----------------------------------------------------
                                             (In thousands)
Real estate                 $    170,780     $     59,301      $    230,081
Non-real estate:
   Commercial                     39,270           53,856            93,126
   Other                          42,847           17,724            60,571
                          -----------------------------------------------------
                            $    252,897     $    130,881      $    383,778
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


         A commercial credit is first reviewed and underwritten by a commercial loan officer, who may approve credits within his or her lending limit. Credits exceeding an individual's lending limit may be approved by another loan officer with limits sufficient to cover the exposure. All credits which exceed $100,000 in aggregate exposure must be presented for approval to the Senior Loan Committee, a committee of senior lending personnel. Credits which exceed $250,000 in aggregate exposure must be presented to for approval to the Executive Loan Committee, a sub-committee of the Board of Directors.

         A mortgage loan is initially reviewed by a mortgage loan originator. Approval for conforming mortgage loans which are sold to the secondary market occurs centrally by the Chief Underwriter or the Vice President of Mortgage Lending. Non-conforming mortgage loans must be approved by either the Vice President of Mortgage Lending or First Federal's Chief Operating Officer.


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

         Adjustable rate loans represented 5.87% of First Defiance's total originations of mortgage loans in 1999 compared to 14.0% and 34.7% during 1998 and 1997, respectively. First Defiance continues to hold adjustable-rate securities in order improve its interest rate risk profile.

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

         The following table shows total loans originated, loan reductions, and the net increase in First Defiance's total loans during the periods indicated:

                                                           Year ended December 31
                                                     1999           1998            1997
                                                  -----------    -----------     -----------
                                                               (In thousands)
Loan originations:
   One to four family residential                 $   154,142    $   163,355     $    72,752
   Five or more family residential                        313          2,168           1,464
   Non-residential real estate                            476          4,025           5,153
   Construction                                        10,699         13,852          11,044
   Commercial                                         149,819         98,148          31,435
   Mobile home                                              -          3,083           5,945
   Home equity and improvement                         10,223         15,381          10,103
   Consumer                                            21,122         60,068          54,994
                                                  -----------    -----------     -----------
Total loans originated                                346,794        360,080         192,890

Loans acquired through purchase of The Leader:
     One to four family residential                         -        127,170               -
     Five or more family residential                        -          4,302               -
                                                  -----------    -----------     -----------
                                                            -        131,472               -
Purchase of one to four family residential          1,797,959        596,681               -


Loan reductions:
   Loan pay-offs                                      188,128        185,793         106,840
   Mortgage loans sold                              1,746,386        674,066           8,242
   Periodic principal repayments                       77,618         94,570          52,661
                                                  -----------    -----------     -----------
                                                    2,012,132        954,429         167,743
                                                  -----------    -----------     -----------
Net increase in total loans                       $   132,621    $   133,804     $    25,147
                                                  ===========    ===========     ===========

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

Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amount and as a percentage of First Defiance's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                           30 to 59 Days              60 to 89 Days             90 Days and Over
                                                     -------------------------- --------------------------- ------------------------
                                                        Amount     Percentage      Amount     Percentage       Amount    Percentage
                                                     -------------------------- --------------------------- ------------------------
                                                                                  (Dollars in thousands)
Single-family residential                               $1,067       0.15%          $ 60         0.01%         $   146       0.02%
Non-residential and multi-family
   residential                                             396       0.06              -         -                   -       -
Home equity and improvement                                 69       0.01              -         -                  30       -
Consumer finance                                         1,307       0.18            247         0.03              117       0.02
Commercial                                                  49       0.00             10         -                 737       0.10
                                                        ------       ----           ----         ----          -------       ----
                                                         2,888       0.40            317         0.04            1,030       0.14

Single-family residential backed by
   government guarantees                                   269       0.04            133         0.02           12,796       1.79
                                                        ------       ----           ----         ----          -------       ----
Total                                                   $3,157       0.44%          $450         0.06%         $13,826       1.93%
                                                        ======       ====           ====         ====          =======       ====
                                                                Total
                                                       -------------------------
                                                          Amount    Percentage
                                                       -------------------------
Single-family residential                               $ 1,273       0.18%
Non-residential and multi-family
   residential                                              396       0.06
Home equity and improvement                                  99       0.01
Consumer finance                                          1,671       0.23
Commercial                                                  796       0.11
                                                        -------       ----
                                                          4,235       0.59

Single-family residential backed by
   government guarantees                                 13,198       1.85
                                                        -------       ----
Total                                                   $17,433       2.44%
                                                        =======       ====

         Non-Performing Assets. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reserved. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that they will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is impaired, First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral, if collateral dependent. If the measure of the impaired loan is less than the recorded investment, First Defiance will recognize an impairment by creating a valuation allowance. This policy excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. Impairment of loans having recorded investments of $570,000, $570,000 and $537,000 has been recognized as of December 31, 1999, 1998 and 1997, respectively. Interest received and recorded in income during 1999, 1998 and 1997 on impaired loans including interest received and recorded in income prior to such impaired loan designation amounted to $36,000, $155,000, and $53,000, respectively. Unrecorded interest income on these and all non-performing loans in 1999, 1998 and 1997 was $154,000, $36,000, and $24,000, respectively. The average recorded investment in impaired loans during 1999, 1998 and 1997 was $570,000, $570,000, and $1.3 million, respectively. The total allowance for loan losses related to these loans was $402,000, $402,000 and $327,000 at December 31, 1999, 1998 and 1997, respectively.

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

         As of December 31, 1999, First Defiance's total non-performing loans amounted to $1,030,000 or .14% of total loans, compared to $1,852,000 or .33% of total loans, at December 31, 1998.

         The following table sets forth the amounts and categories of First Defiance's nonperforming assets and troubled debt restructurings at the dates indicated.

                                                                  December 31
                                             1999        1998         1997        1996        1995
                                           ---------   ---------    -------     -------     ------
                                                             (Dollars in thousands)
Non-performing loans:
   Single-family residential               $     146   $     171    $   313     $    88     $  263
   Non-residential and multi-family
     residential real estate                       -           -          -          19          -
   Commercial                                    737       1,330        570       1,561        268
   Mobile home                                     -         180        315         193        130
   Consumer finance                              147         171        167         111        111
                                           ---------   ---------    -------     -------     ------
Total non-performing loans                     1,030       1,852      1,365       1,972        772

Real estate owned                              2,465       1,337         18           -          1
Other repossessed assets                          92         180        523         267        172
                                           ---------   ---------    -------     -------     ------
Total repossessed assets                       2,557       1,517        541         267        173
                                           ---------   ---------    -------     -------     ------
Total non-performing assets                $   3,587   $   3,369    $ 1,906     $ 2,239     $  945
                                           =========   =========    =======     =======     ======

Troubled debt restructurings               $       -   $       -    $    -      $    -      $  437
                                           =========   =========    =======     =======     ======

Total non-performing assets as a
   percentage of total assets                    .36%        .43%        .33%        .41%        .18%
                                           =========   =========    =======     =======     ======

Total non-performing loans and troubled
   debt restructurings as a percentage
   of total loans                                .14%        .33%        .43%        .53%        .35%
                                           =========   =========    =======     =======     ======

Total non-performing assets and troubled
   debt restructurings as a percentage
   of total assets                               .36%        .43%        .33%        .41%        .26%
                                           =========   =========    =======     =======     ======

Allowance for loan losses as a percent
   of total non-performing assets              216.3%     290.6%      140.9%        99.0%      192.3%
                                           =========   =========    =======     =======     ======

                                       16

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

         At December 31, l999, First Defiance's allowance for loan losses amounted to $7.8 million compared to $9.8 million at December 31, 1998. As of December 31, 1999 and l998, $1.0 million and $1.5 million, respectively, constituted an allowance with respect to specific loans or assets held for sale. Charge-offs in non-real estate loans increased $664,000 for the year ended December 31, 1999 over 1998 due to increases in lending and delinquencies in this area. In addition, the majority of the mobile home portfolio was sold during 1999 at a loss of $1.0 million.

         The following table sets forth the activity in First Defiance's allowance for loan losses during the periods indicated.

                                                                 Year Ended December 31
                                                 1999         1998        1997        1996         1995
                                                ------       ------      ------      ------       ------
                                                                (Dollars in thousands)
Allowance at beginning of year                  $9,789       $2,686      $2,217      $1,817       $1,733
Provisions                                       1,925        7,769       1,613       1,020          374
Acquired allowance of The Leader                     -        1,194           -           -            -
Charge-offs:
   Single-family real estate                     1,843          352           -           -            -
   Non-real estate:
     Consumer finance                            1,231        1,053       1,078         430          230
     Mobile home                                 1,054          620         259         334           91
     Commercial                                    107           55           4          12           23
                                                ------       ------      ------      ------       ------
Total non-real estate                            2,392        1,728       1,341         776          344
                                                ------       ------      ------      ------       ------
Total charge-offs                                4,235        2,080       1,341         776          344

Recoveries:
   Consumer finance                                279          220         195         152           51
   Commercial                                        -            -           -           4            -
   Mobile home                                       -            -           2           -            -
   Assets held for sale                              -            -                       -            3
                                                ------       ------      ------      ------       ------
Total                                              279          220         197         156           54
                                                ------       ------      ------      ------       ------
Allowance at end of year                        $7,758       $9,789      $2,686      $2,217       $1,817
                                                ======       ======      ======      ======       ======

Allowance for loan losses to total
   non-performing loans at end of year           753.2%       528.6%      196.8%      112.4%       235.4%
Allowance for loan losses to total loans
   at end of year                                 1.10         1.68%        .60%        .52%         .46%
Allowance for loan losses to net
   chargeoffs for the year                      196.11       470.63      234.79      357.58       626.55
Net charge offs for the year to average
   loans                                           .56          .36         .27         .16          .08

         The following table sets forth information concerning the allocation of First Defiance's allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "- Lending Activities - Loan Portfolio Composition."

                                                             December 31
                                      1999                      1998                       1997
                           ------------------------------------------------------------------------------
                                        Percent of                  Percent of                Percent of
                                        total loans                 total loans               total loans
                              Amount    by category      Amount     by category    Amount     by category
                              ---------------------------------------------------------------------------
                                                        (Dollars in thousands)

Real estate mortgage loans    $1,964        68.5%        $1,654        69.3%       $   351       65.8%
Other:
   Commercial business         2,317        19.3          1,760        12.0            828        6.6
     loans
   Mobile home loans              -          -            1,309          .5            361        5.7
   Consumer and home
     equity and
     improvement loans         3,477        12.2          5,066        18.2          1,146       21.9
                              ------        ----         ------        ----        -------       ----
                              $7,758       100.0%        $9,789       100.0%        $2,686      100.0%
                              ======       =====         ======       =====         ======      =====

Sources of Funds


         General. Deposits are the primary source of First Defiance's funds for lending and other investment purposes. In addition to deposits, First Defiance derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the Federal Home Loan Bank may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. First Defiance also utilizes other banks to fund a portion of its mortgage banking operation.

         Deposits. First Defiance's deposits are attracted principally from within First Federal's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $51.5 million at December 31, l999. Also included in these amounts are $60.1 million of brokered certificates obtained from national brokers to supplement First Defiance's funding requirements. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Average balances and average rates paid on deposits are as follows:

                                                     Year ended December 31
                                                1999                       1998
                                          ------------------        -------------------
                            Amount        Rate        Amount        Rate        Amount         Rate
                            ------        ----        ------        ----        ------         ----
Non interest DDAs           $13,165          - %     $  2,547         -  %   $    2,545         -  %
Interest bearing DDAs        73,377       2.97         66,806       2.65         48,766       2.88
Savings deposits             53,247       1.65         56,135       1.95         63,028       2.58
Time deposits               333,115       5.06        283,766       5.44        268,235       5.58
                           --------       ----       --------       ----       --------       ----
Totals                     $472,904       4.21%      $409,254       4.48%      $382,574       4.70%
                           ========       ====       ========       ====       ========       ====

         The following table sets forth the maturities of First Defiance's certificates of deposit having principal amounts of $100,000 or more at December 31, 1999.

                                                                (In thousands)
Certificates of deposit maturing in quarter ending:
    March 31, 2000                                                 $17,129
    June 30, 2000                                                   11,454
    September 30, 2000                                               9,373
    December 31, 2000                                               10,650
    After December 31, 2000                                         12,643
                                                                   -------
Total certificates of deposit with
   balances of $100,000 or more                                    $61,249
                                                                   =======

The following table details the deposit accrued interest payable as of December 31:

                                                   1999               1998
                                                  ------              ----
                                                       (In thousands)

Demand, NOW and money market accounts            $    92             $  78
Savings Accounts                                       5                 2
Certificates                                       1,242               645
                                                  ------              ----
                                                  $1,339              $725
                                                  ======              ====

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

         In addition, First Defiance has utilized funding from banks and other sources. As of December 31, 1999, First Defiance has available a $160 million revolving warehouse loan agreement with various banks secured by mortgage loans held for sale with interest at the federal funds rate plus 60 to 125 basis points, or the LIBOR index plus 100 basis points. This funding facility had $47.0 million outstanding against it as of December 31, 1999 with a weighted average rate of 6.64%.

         The following table sets forth certain information as to First Defiance's FHLB advances and other borrowings at the dates indicated.

                                                         December 31
                                             1999             1998            1997
                                             ----             ----            ----
                                                     (Dollars in thousands)
Long-term:
   FHLB advances                         $   187,410      $   98,497      $    4,529
   Weighted average interest rate               5.28%           4.93%           6.57%
   Notes                                 $     6,461      $      368
   Weighted average interest rate               4.31%           6.26%

Short-term:
   FHLB advances                         $    78,000      $   69,645      $   67,136
   Weighted average interest rate               5.00%           5.18%           5.85%
   Mortgage Warehouse borrowings         $    47,043
   Weighted average interest rate               6.64%

         The following table sets forth the maximum month-end balance and average balance of First Defiance's FHLB advances and other borrowings during the periods indicated.

                                                         Year ended December 31
                                                   1999           1998         1997
                                                 ------------------------------------
                                                         (Dollars in thousands)
Long-term:
   Maximum balance - FHLB                        $187,410      $ 98,497      $  5,601
   Average balance - FHLB                         107,319        21,829         4,529
   Weighted average interest rate
     of FHLB advances                                4.83%         5.87%         6.19%

   Maximum balance - Term                        $  6,472      $ 40,283          --
   Average balance - Term                           4,449        25,879          --
   Weighted average interest rate of term
     borrowings                                      4.02%         6.50%         --

Short-term:
   Maximum balance - FHLB                        $136,250      $ 69,645      $ 70,135
   Average balance - FHLB                          88,247        49,462        53,039
   Weighted average interest rate
     of FHLB advances                                5.29%         5.43%         5.77%

   Maximum balance - Mortgage Warehouse          $ 49,632      $147,165      $   --
   Average balance - Mortgage Warehouse            25,272        61,789          --
   Weighted average interest rate
     of Mortgage Warehouse                           6.47%         4.46%         5.77%

   Maximum balance - Line of Credit Facility     $  7,000      $   --        $   --
   Average balance - Line of Credit Facility           90          --            --
   Weighted average interest rate of
       of Line of Credit Facility                    6.22%         --            --

         $1.1 million of First Defiance's outstanding long-term FHLB advances were obtained in the first calendar quarter of 1992 as part of the Company's asset and liability management strategy and $1.3 million were obtained in the fourth quarter of 1995 as part of the FHLB's Affordable Housing Program. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $78.0 and $69.6 million in short-term advances outstanding at December 31, 1999 and 1998, respectively. First Defiance borrows funds under a variety of programs at the FHLB. At December 31, 1999, $78.0 million was outstanding under First Defiance's REPO Advance line of credit. The total available under the REPO line is $175.0 million. Amounts are generally borrowed under the REPO line on an overnight basis.

         For additional information regarding First Defiance's FHLB Advances, warehouse and term debt see Notes 10 and 11 to the financial statements.

Employees

         First Defiance had 363 employees at December 31, 1999. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

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

         Competition in originating mortgage loans arises mainly from other mortgage companies and commercial banks. The distinction among market participants is based primarily on price and, to a lesser extent, the quality of customer service and name recognition. Aggressive pricing policies of the Company's competitors, especially during a declining period of mortgage loan originations, could in the future result in a decrease in the Company's mortgage loan origination volume and/or a decrease in the profitability of the Company's loan originations, thereby reducing the Company's revenues and net income. The Company competes for loans by offering competitive interest rates and product types and by seeking to provide a higher level of personal service to mortgage brokers and borrowers than is furnished by competitors. First Federal does have a significant market share of the lending markets in which it conducts operations.

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

                                   Regulation

         General. First Defiance, First Federal and Leader, as an operating subsidiary of First Federal, are subject to regulation, examination and oversight by the OTS. Because First Federal's deposits are insured by the FDIC, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the OTS and examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. First Federal is a member of the FHLB of Cincinnati.

         First Federal and Leader are subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

         First Defiance is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

         Regulatory Capital Requirements. First Federal, on a consolidated basis with Leader, is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital of 8% of risk-weighted assets.

         The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 1999, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                      At December 31, 1999
                                                      Amount          Percent
                                                    ---------           ----
                                                           (In thousands)
              Tangible capital                      $  51,641           5.41%
              Requirement                              14,312           1.50
                                                    ---------           ----
              Excess                                $  37,329           3.91
                                                    =========           ====

              Core capital                          $  51,641           5.41
              Requirement                              38,165           4.00
                                                    ---------           ----
              Excess                                $  13,476           1.41
                                                    =========           ====

              Total capital                         $  57,594          10.09%
              Risk-based requirement                   45,668           8.00
                                                    ---------           ----
              Excess                                $  11,926           2.09
                                                    =========           ====

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

         First Federal's capital at December 31, 1999, meets the standards for a well-capitalized institution, although its risk-based capital is just slightly over the threshold for well-capitalized status. Leader has had a significant effect on First Federal's risk-based capital, due to the treatment under OTS regulations of mortgage servicing rights, which comprise a majority of Leaders' assets. For risk-based capital calculations, OTS regulations limit the amount of mortgage servicing rights that generally can be included in risk-based capital to the lesser of (i) the amount of First Federal's core capital, or (ii) 90% of the fair value of the servicing assets. As Leader's mortgage servicing portfolio has grown at a faster rate than First Federal's core capital, First Federal's risk-based capital level has been adversely affected. First Federal is pursuing ways to permit Leader to continue to grow without jeopardizing First Federal's qualification as a well-capitalized institution, but no assurance can be given that First Federal will retain its well-capitalized classification. If First Federal does not remain well-capitalized, its use of brokered deposits could be adversely affected. Federal law requires that an institution which is adequately capitalized must obtain FDIC approval to utilize brokered deposits. First Federal has used brokered deposits to fund certain aspects of Leader's mortgage banking activities.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement. Pursuant to that requirement, a savings association must measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. (See Asset/Liability Management Section of Management's Discussion and Analysis).

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

         Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal did not pay any dividends to First Defiance during 1999.

         Liquidity. OTS regulations require that each savings association maintain an average daily balance of liquid assets (such as cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of First Federal, as computed under current regulations, at December 31, 1999, was $30.6 million, or 6.07% and exceeded the 4.0% liquidity requirement by approximately $10.5 million.

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At December 31, 1999, First Federal met the QTL Test.

         Lending Limits. OTS regulations generally limit the aggregate amount that a savings association may lend to one borrower (the "Lending Limit") to an amount equal to 15% of the savings association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." At December 31, 1999, First Federal was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at December 31, 1999.

         All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at December 31, 1999.

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

         FRB Reserve Requirements. FRB regulations currently require that reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of up to $5.0 million), and of 10% of net transaction accounts in excess of $44.3 million. At December 31, 1999, First Federal was in compliance with its reserve requirements.

         Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $14.2 million at December 31, 1999.

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

         There are generally no restrictions on the activities of unitary savings and loan holding companies. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then its unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1999, First Federal met the QTL Test.

         Federal law generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. If First Defiance were to acquire control of another savings institution, other than through a merger or other business combination with First Federal, First Defiance would become a multiple savings and loan holding company and its activities would thereafter be limited generally to those activities authorized by the FRB as permissible for bank holding companies.

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws which had generally prevented banks from affiliating with securities and insurance firms and made other significant changes in the financial services in which various types of financial institutions may engage. The GLB authorizes a new "financial holding company," which can own banks and thrifts and which are also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

         Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including First Defiance. Any thrift holding company newly formed after May 4, 1999, or any existing unitary thrift holding company acquired after that date by a company which is not a "financial holding company" or an eligible unitary thrift holding company, however, will be subject to the same restrictions as a multiple thrift holding company, which generally is limited to activities that are considered incidental to banking.

         The GLB Act is not expected to have a material effect on the activities in which First Defiance and First Federal currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

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

         A thrift institution required to change its method of computing reserves for bad debt treated such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Any adjustment under Section 481(a) of the Code required to be recaptured with respect to such change generally will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves being taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995. Because First Federal met the defined residential loan requirement, it was able to suspend the recapture of the excess reserves until 1998. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-

1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1999, First Federal's pre-1988 reserves for tax purposes totaled approximately $9.52 million.

         The tax returns of First Federal have been audited or closed without audit through the tax year ended December 31, 1995. The tax returns for The Leader have been closed through their tax year ended September 30, 1995. In the opinion of management, any examination of open returns would not result in a deficiency which would have a material adverse effect on the financial condition of First Defiance.

Ohio Taxation

         The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or
(ii) 0.4% times taxable net worth.

         In computing its tax under the net worth method, the Company may exclude 100% of its investment in the capital stock of First Federal after the Conversion, as reflected on the balance sheet of the Company, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of First Federal. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Company may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies. Effective for the 1999 tax year, a corporation that qualifies as a "qualifying holding company" is exempt from tax on the net worth basis. To be considered a qualifying holding company, a corporation must satisfy certain criteria and must make an annual election to be treated as a qualified holding company for tax purposes. Generally, to qualify as a qualifying holding company, a large portion of a corporation's assets and income must be attributable to holdings in other corporations or business organizations.

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

         First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of First Federal's book net worth determined in accordance with GAAP. Effective for the 1999 tax year, the tax rate is 1.4% of book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio. On December 31, 1998, The Leader was converted to a single-member limited liability company. As such, its operations are not subject to state taxation as a separate entity.

Item 2.   Properties

         At December 31, 1999, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and thirteen other full service branches in northwestern Ohio. At December 31, 1999, The Leader conducted its business from leased office space at 1015 Euclid Avenue, Cleveland, Ohio. First Insurance conducted its business from office space at 507 5th Street, Defiance, Ohio.

         First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio.

         The following table sets forth certain information with respect to the office and other properties of the Company at December 31, l999. See Note 8 to the Consolidated Financial Statements.

                                              Net book value
Description/address            Leased/owned     of property        Deposits
-----------------------------------------------------------------------------
                                                   (Dollars in thousands)
Main Office
601 Clinton Street                 Owned        $    5,853         $227,762
Defiance, OH

Branch Offices
204 E. High Street                 Owned             1,178           80,140
Bryan, OH

211 S. Fulton Street               Owned               828           41,449
Wauseon, OH

625 Scott Street                   Owned             1,681           63,568
Napoleon, OH

1050 East Main Street              Owned               627           17,801
Montpelier, OH

926 East High Street               Owned               118            7,500
Bryan, OH

1333 Woodlawn                      Owned                82           15,389
Napoleon, OH

825 N. Clinton Street              Owned               410            8,845
Defiance, OH

Inside Super K-Mart                Leased              130            4,314
190 Stadium Dr.
Defiance, OH

905 N. Williams St.                Owned             1,149           12,990
Paulding, OH

201 E. High St.                    Owned               616            7,088
Hicksville, OH

3900 N. Main St.                   Owned             1,509           15,444
Findlay, OH

11694 N. Countyline St.            Leased                -              679
Fostoria, OH

Main Office, The Leader
1015 Euclid Avenue                 Leased              221              N/A
Cleveland, OH

First Insurance & Investments
507 5th Street                     Owned               302              N/A
Defiance, OH

1401 South Jefferson               Owned               252              N/A
Defiance, OH
                                                   -------         --------
                                                   $14,654         $502,969
                                                   =======         ========

Item 3. Legal Proceedings

         First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of l999.


                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's common stock trades on the Nasdaq Stock market under the symbol "FDEF." As of March 6, 2000, the Company had 1,811 shareholders of record. The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in fiscal 1999 and 1998.

                                 December 31, 1999                                 December 31, 1998
                           High           Low          Dividend            High           Low       Dividend
                         --------------------------------------           ----------------------------------
  Quarter Ended:
    March 31             $14.50         $10.125          $.10             $15.875       $14.625       $.09
    June 30               12.125         10.25            .10              15.875        14.00         .09
    September 31          12.3125        10.00            .10              14.625        11.50         .09
    December 31           11.8125         9.875           .11              15.00         11.00         .10

         For information regarding restrictions on the payment of dividends, see "Item 1. Business - Regulation - Limitations on Capital Distributions" in this report.

Item 6. Selected Financial Data

         The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See "Item 8. Financial Statements and Supplementary Data."

                                                             At or For Year Ended December 31,
                                                -------------------------------------------------------------
                                                   1999         1998        1997        1996        1995
                                                ------------ ----------- ----------- ----------- ------------
                                                           (In Thousands, except per share data)
Selected Consolidated Financial Data:
   Total assets                                  $987,994     $785,399    $579,698    $543,411     $525,550
   Loans  held-to maturity, net                   465,321      448,574     441,824     415,366      381,444
   Loans held-for-sale                            237,622      119,910          88         559        3,759
   Allowance for loan losses                        7,758        9,789       2,686       2,217        1,817
   Non-performing assets                            3,587        3,369       1,906       2,239          945
   Securities available-for-sale                   53,946       47,554      82,436      77,407       93,041
   Trading securities                              29,805            -           -           -            -
   Securities held-to-maturity                      9,895       13,541      20,953      25,937       26,073
   Mortgage servicing rights                       97,519       76,452         188         121            -
   Deposits and borrowers' escrow balances        564,511      511,313     395,983     383,139      382,414
   FHLB advances                                  265,410      168,142      71,665      40,821        6,842
   Stockholders' equity                            89,416       93,710     106,884     116,565      133,506

Selected Consolidated Operating Results:
   Total interest income                          $53,379      $49,056     $43,858     $41,257      $38,565
   Total interest expense                          31,582       26,946      21,387      19,459       20,289
   Net interest income                             21,797       22,110      22,471      21,798       18,276
   Provision for loan losses                        1,925        7,769       1,613       1,020          374
   Non-interest income                             40,794       17,528       1,627       1,328        1,035
   Non-interest expense 1                          47,414       26,940      14,093      15,958       10,560
   Income before income taxes                      13,252        4,929       8,392       6,148        8,377
   Income taxes                                     4,629        1,818       2,985       1,997        2,856
   Net income                                       8,623        3,111       5,407       4,151        5,521
   Basic earnings per share 1,2,                     1.33         0.42        0.65        0.43         0.54
   Diluted earnings per share 1,2                    1.29         0.40        0.62        0.42         0.53

Selected Financial Ratios and Other Data
Performance Ratios:
   Return on average assets 1                        0.99%       0.45%       0.96%       0.78%        1.13%
   Return on average equity 1                        9.52%       2.99%       4.69%       3.26%        6.14%
   Interest rate spread 3                            2.93%       3.25%       3.39%       3.22%        3.01%
   Net interest margin 3                             3.12%       3.62%       4.24%       4.31%        3.87%
   Ratio of operating expense to
         average total assets 1                      5.44%       3.85%       2.51%       3.02%        2.16%

                                                        (footnotes on next page)

                                                                           At or For Year Ended December 31,
                                                              -------------------------------------------------------
                                                                1999         1998        1997        1996        1995
                                                                ----         ----        ----        ----        ----
                                                                         (In Thousands, except per share data)
Selected Financial Ratios and Other Data (continued):
Quality Ratios:
   Non-performing assets to total assets
         at end of period 4                                     0.36%        0.43%       0.33%      0.41%        0.24%
   Allowance for loan losses to
         non-performing assets 4                              216.28%      209.56%     140.92%     99.02%      192.28%
   Allowance for loan losses to total
         loans receivable                                       1.09%        1.69%       0.60%      0.52%        0.47%

Capital Ratios:
   Equity to total assets at end of period                      9.05%       11.93%      18.44%     21.45%       25.40%
   Tangible equity to tangible assets
         at end of period                                       7.68%       10.41%      18.44%     21.45%       25.40%
   Average equity to average assets                            10.48%       14.86%      20.55%     24.07%       18.36%
   Book value per share                                        $13.12      $12.37      $12.53     $12.31       $12.16
   Tangible book value per share                               $10.97      $10.61      $12.53     $12.31       $12.16
   Ratio of average interest-earning assets
         to average interest-bearing liabilities               104.52%     108.43%     121.45%    128.53%      120.41%


Cash Earnings:
   Cash earnings 1                                             $9,382      $3,393      $5,407     $4,151        $5,521
   Basic cash earnings per share 1                               1.44        0.45        0.65       0.43         0.54
   Diluted cash earnings per share 1                             1.40        0.43        0.62       0.42         0.53
   Cash return on average assets 1                               1.09%       0.49%       0.96%      0.78%        1.13%
   Cash return on average equity 1                              11.99%       3.44%       4.69%      3.26%        6.14%
   Ratio of cash operating expense to
         average total tangible assets 1                        15.43%       3.84%       2.51%      3.02%        2.16%

Stock Price and Dividend Information:
   High                                                        $14.50     $15.875      $16.25     $12.50       $10.75
   Low                                                           9.875     11.00        11.75       9.875        5.75
   Close                                                        10.50      14.25        16.00      12.375       10.125
   Cash dividend declared per share                              0.41       0.37         0.33       0.29         0.28
   Dividend payout ratio 5                                      30.83%     88.10%       50.77%     48.33%       51.85%

1. Non-interest expense for 1996 includes a one-time charge of $2.461 million to recapitalize the Savings Association Insurance Fund (SAIF). Without the SAIF charge, net income for 1996 would have been $5.775 million, or $.60 basic earnings per share ($.59 on a diluted basis), return on average assets would have been 1.09%, return on equity would have been 4.54% and the ratio of operating expense to total assets would have been 2.55%.
2.   Earnings per share for 1995-1996 have been restated for FASB statement 128
3. Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.
4. Non-performing assets consist of non-accrual loans that are contractually past due 90 days or more; loans that are deemed impaired under the criteria of FASB Statement No. 114; and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.
5.   Dividend payout ratio was calculated using basic earnings per share.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

         First  Defiance is a unitary  thrift  holding  company  which  conducts
business  through  its  subsidiaries,   First  Federal,  The  Leader  and  First
Insurance.

         First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 13 full-service branches, including a branch in Fostoria Ohio that opened in November 1999. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, individual retirement accounts, real estate mortgage loans, commercial loans, consumer loans, home equity loans, and trust services.

         The Leader is a mortgage banking company that specializes in servicing loans originated under first-time homebuyer programs. Under these programs, first-time homebuyers are able to obtain loans at rates generally below market at the time of closing. The funds for the loans are available as a result of bond issues through various state and local governmental units. The Leader, as master servicer under the bond programs, purchases the loans from the originator, principally other financial institutions or mortgage brokers. Once purchased by The Leader, the loans under the specific bond programs are packaged and GNMA securities are issued to the bond trustees under the programs. As of December 31, 1999, The Leader services approximately 95,000 loans with a total balance of $6.0 billion (including subservicing, 99,000 loans with a balance of $6.3 billion). Of these loans, 79,000 are bond program loans with balances of $5.0 billion. Because the loans under the first-time homebuyer programs are issued at below market rates, they generally have significantly lower pre-payments than conventional mortgage loans. The Leader also collects a significant amount of ancillary fees, including late charges and credit life insurance commissions.

         First Insurance sells a variety of property and casualty, group health and life insurance products and investment and annuity products. Because the First Insurance acquisition occurred at the end of December 1998, only the results of operations for the fiscal year ended December 31, 1999 are impacted by this transaction.

Financial Condition

         Total assets at December 31, 1999 were $988.0 million, an increase of 25.8% from December 31, 1998's total of $785.4 million. The July 1, 1998 acquisition of The Leader has continued to significantly impact the statement of condition of First Defiance. As a result of increased production at The Leader, loans held for sale and mortgage servicing rights increased from $119.9 million and $76.5 million, respectively, as of December 31, 1998 to $237.6 million and $97.5 million, respectively, at December 31, 1999. In addition, loans held for sale which have been securitized in the normal course of The Leader's operations have been included as trading securities in the investment portfolio. These securities amounted to $29.8 million as of December 31, 1999 and there were no such securities at December 31, 1998. Additionally, the balance of the Leader's customer's principal and interest payments along with tax and insurance escrow balances decreased from $76.7 million at December 31, 1998 to $61.0 million at December 31, 1999. This decrease resulted from a decrease in refinancing activities at the end of 1999 compared to 1998, which results in lower balances held in The Leader's customer's principal and interest escrow accounts.

         Leader's increased activity and the decrease in escrow balances were funded primarily through Federal Home Loan Bank ("FHLB") debt, national certificates of deposit, and other bank borrowings. FHLB debt grew $97.3 million for the year, from $168.1 million as of December 31, 1998 to $265.4 million at December 31, 1999. Brokered certificates of deposit increased from $9.4 million at December 31, 1998 to $60.1 million as of December 31, 1999. Warehouse and term notes payable increased from $368,000 to $53.5 million at December 31, 1998 and 1999, respectively.

         Excluding The Leader's operations, loans receivable increased $16.6 million, from $448.6 million at December 31, 1998 to $465.3 million as of December 31, 1999. This increase was the result of increases in the commercial and home equity portfolios, partially offset by decreases in the mortgage and consumer portfolios. Commercial loans increased $68.0 million, from $70.1 million at December 31, 1998 to $138.1 million as of December 31, 1999. Home equity and improvement loans increased from $18.2 million to $22.8 million as of December 31, 1998 and 1999, respectively. Mortgage loans decreased from $283.7 million as of December 31, 1998 to $251.9 million at December 31, 1999. Additionally, consumer loans decreased $22.9 million, from $87.2 million to $64.3 million as of December 31, 1998 and 1999, respectively. Management believes that the Company will continue to achieve increases in the commercial loan portfolio due to an increased emphasis on this type of lending. The 26% year over year decrease in the consumer portfolio was anticipated by the Company as a result of stricter underwriting standards that were implemented as a result of credit quality issues noted in December of 1998. The decrease in the mortgage portfolio resulted from decreased mortgage loan production compared to 1998 regular pay-downs of the existing portfolio and sales of all qualifying fixed rate production into the secondary market.

         Investment securities, which include available for sale, trading, and held to maturity securities, increased by $32.5 million to $93.6 million from $61.1 million. As discussed above, the increase was primarily the result of the addition of $29.8 million in trading securities related to the securitization of certain available for sale mortgage loans.

         First Defiance had growth in deposits for the year of $69.0 million, to $503.0 million at December 31, 1999 from $434.0 million at December 31, 1998. The most significant growth was in certificates of deposit, which increased from $291.7 million at December 31, 1998 to $355.0 million at December 31, 1999. The majority of the growth in certificates of deposits resulted from the growth in national or brokered certificates. In addition, money market demand accounts increased to $46.7 million at December 31, 1999 from $33.9 million at December 31, 1998. Savings and checking accounts decreased from $54.6 million and $53.8 million, respectively, at December 31, 1998 to $49.2 million and $52.0 million, respectively, at December 31, 1999.

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

                                                                               Year Ended December 31,
                                              -------------------------------------------------------------------------------------
                                                                1999                                       1998
                                              ------------------------------------------ -----------------------------------------
                                                Average                      Yield/        Average                      Yield/
                                                Balance       Interest      Rate (1)       Balance       Interest        Rate
                                              ------------- ------------- -------------- ------------- ------------- -------------
                                                                               (Dollars in thousands)
Interest-Earning Assets
   Loans receivable                            $657,009      $ 49,927         7.60%         $521,968      $ 43,369        8.31%
   Securities                                    56,668         3,452         6.09            81,320         5,082        6.25
   Interest bearing deposits                       --            --            --             12,259           605        4.94
   Dividends on FHLB stock                       12,157           861         7.08             4,669           334        7.15
                                               --------      --------         ----          --------      --------        ----
   Total interest-earning assets                725,834        54,240         7.47           620,216        49,390        7.96
Non-interest-earning assets                     145,667                                       78,706
                                               --------                                      -------
Total assets                                   $871,501                                     $698,922
                                               -========                                    ========

Interest-Bearing Liabilities
   Deposits                                    $472,904      $ 19,889         4.21          $409,254        18,340        4.48
   FHLB advances                                195,566         9,872         5.05            75,062         4,171        5.56
   Warehouse and term notes payable              29,721         1,821         6.13            87,668         4,435        5.06
                                               --------      --------         ----          --------      --------        ----
   Total interest-bearing liabilities           698,191        31,582         4.52           571,984        26,946        4.71
Non-interest-bearing liabilities                 82,691                                       23,046
                                               --------                                     --------
Total liabilities                               780,882                                      595,030
Stockholders' equity                             90,619                                      103,892
                                               --------                                     --------
Total liabilities and stockholders' equity     $871,501                                     $698,922
                                               ========                                     ========
Net interest income; interest rate spread                    $ 22,658         2.95%                      $ 22,444         3.25%
                                                             ========         ====                       ========         ====
Net interest margin (2)                                                       3.12%                                       3.62%
                                                                              ====                                        ====
Average interest-earning assets to average
   interest-bearing liabilities                                                104%                                        108%
                                                                             =====                                        ====

                                             -----------------------------------------
                                                               1997
                                             -----------------------------------------
                                               Average                      Yield/
                                               Balance       Interest        Rate
                                             ------------- ------------- -------------
Interest-Earning Assets
   Loans receivable                             $428,550        $37,302        8.70%
   Securities                                    103,304          6,556        6.35
   Interest bearing deposits                           -              -        -
   Dividends on FHLB stock                         3,355            242        7.21
                                                --------        -------        ----
   Total interest-earning assets                 535,209         44,100        8.24
Non-interest-earning assets                       25,500
                                                --------
Total assets                                    $560,709
                                                ========

Interest-Bearing Liabilities
   Deposits                                     $382,574         17,992        4.70
   FHLB advances                                  58,100          3,394        5.84
   Warehouse and term notes payable                    -              -        -
                                                --------        -------        ----
   Total interest-bearing liabilities            440,674         21,386        4.85
Non-interest-bearing liabilities                   4,804
                                                --------
Total liabilities                                445,478
Stockholders' equity                             115,231
                                                --------
Total liabilities and stockholders' equity      $560,709
                                                ========
Net interest income; interest rate spread                       $22,714        3.39%
                                                                =======        ====
Net interest margin (2)                                                        4.24%
                                                                               ====

Average interest-earning assets to average
   interest-bearing liabilities                                                 121%
                                                                                ===

(1) At December 31, 1999, the yields earned and rates paid were as follows: loans receivable, 7.69%; securities, 6.40%; other interest-earning assets, 7.00%; total interest-earning assets, 7.54%; deposits, 4.37%; FHLB advances, 5.17%; warehouse and term notes payable 6.29% total interest-bearing liabilities, 4.65%; and interest rate spread 2.89%.

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

                                                                            Year Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                           1999 vs. 1998                             1998 vs. 1997
                                            ----------------------------------------------------------------------------------------
                                               Increase      Increase                     Increase      Increase
                                              (decrease)    (decrease)       Total       (decrease)    (decrease)      Total
                                                due to        due to       increase        due to        due to       increase
                                                 rate         volume      (decrease)        rate         volume      (decrease)
                                            ----------------------------------------------------------------------------------------
                                                                              (In thousands)
Interest-Earning Assets
   Loans                                       $ (4,662)     $ 11,220      $  6,558       $(2,064)       $ 8,131      $ 6,067
   Securities                                       (89)       (1,541)       (1,630)          (79)        (1,395)      (1,474)
   Interest bearing deposits                          -          (605)         (605)            -            605          605
   FHLB stock                                        (9)          536           527            (3)            95           92
                                               --------      --------      --------       -------        -------      -------
   Total interest-earning assets               $ (4,760)     $ (9,610)     $  4,850       $(2,146)       $ 7,436      $ 5,290
                                               ========      ========      ========       =======        =======      =======

Interest-Bearing Liabilities
   Deposits                                    $ (1,303)     $  2,852      $  1,549       $  (907)       $ 1,255     $    348
   FHLB advances                                   (995)        6,696         5,701          (214)           991          777
   Warehouse and term notes payable                 317        (2,931)       (2,614)            -          4,435        4,435
                                               --------      --------      --------       -------        -------      -------
   Total interest-bearing liabilities          $ (1,981)     $  6,617      $  4,636       $(1,121)       $ 6,681      $ 5,560
                                               ========      ========      ========       =======        =======      =======

Increase (decrease) in net interest income                                 $   214                                   $   (270)
                                                                           =======                                   ========

                                                   ----------------------------------------
                                                              1997 vs. 1996
                                                   ----------------------------------------
                                                    Increase      Increase
                                                   (decrease)    (decrease)      Total
                                                    due to        due to       increase
                                                     rate         volume      (decrease)
                                                   ----------------------------------------

Interest-Earning Assets
   Loans                                              $ 190         $2,477       $2,667
   Securities                                           204           (270)         (66)
   Interest bearing deposits                              -              -            -
   FHLB stock                                             7             28           35
                                                      -----         ------       ------
   Total interest-earning assets                      $ 401         $2,235       $2,636
                                                      =====         ======       ======

Interest-Bearing Liabilities
   Deposits                                           $(642)       $    55       $ (587)
   FHLB advances                                        164          2,350        2,514
   Warehouse and term notes payable                       -              -            -
                                                      -----         ------       ------
   Total interest-bearing liabilities                 $(478)        $2,405       $1,927
                                                      =====         ======       ======

Increase (decrease) in net interest income                                       $  709
                                                                                 ======

Results of Operations

         General - First Defiance reported net income of $8.6 million for the year ended December 31, 1999 compared to $3.1 million and $5.4 million for the years ended December 31, 1998 and December 31, 1997 respectively. Net income for 1998 was negatively impacted by a $5.4 million pre-tax ($3.6 million after-tax and $.46 on a diluted per share basis) fourth quarter adjustment to the reserve for loan losses. See discussion on Provision for Loan Losses.

         On a diluted per share basis, First Defiance's net income was $1.29, $.40, and $.62 for the years ended December 31, 1999, 1998 and 1997 respectively. Earnings per share have been favorably impacted in both 1999 and 1998 by a reduction in average shares outstanding as a result of a number of share repurchase programs. On a diluted basis, the average shares outstanding have declined from 8.7 million in 1997 to 7.8 million in 1998 and 6.7 million in 1999. Since January 1998, a total of 2.0 million shares have been repurchased under stock repurchase programs, including 816,000 in 1999.

         Net interest income was $21.8 million for the year ended December 31, 1999, compared to $22.1 million and $22.5 million for the years ended December 31, 1998 and 1997 respectively. Net interest margin was 3.12%, 3.62%, and 4.24% for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in net interest margin in 1999 is primarily a result of the financing required to support the $67.0 million increase in average non-interest earning assets from $78.7 million in 1998 to $145.7 million in 1999. The increase in average non-interest earning assets was the result of increases in the average balances in mortgage servicing rights, goodwill, and prepaid expenses and other assets. Mortgage servicing rights increased from an average of $35.5 million for 1998 to $83.9 million for 1999, while goodwill increased from an average of $5.1 million in 1998 to $12.5 million in 1999. These average non-earning assets increased due to the fact that only six months of The Leader's operations were included in the average balance for 1998 and total secondary market activity increased dramatically in 1999. The decrease in the net interest margin in 1998 compared to 1997 resulted from similar downward pressures corresponding to the increase in average non-interest earning assets from $25.5 million for 1997 to $78.7 million for 1998.

         The yield on interest earning assets was 7.47% for the year ended December 31, 1999, a decrease from the years ended December 31, 1998 and 1997 when the yields on interest earning assets were 7.96% and 8.24%, respectively. The decline in yields between 1999 and 1998 and the yields between 1998 and 1997 is primarily due to the addition of The Leader's mortgage loans available for sale during the second half of 1998 and the subsequent increases in the average balance on these loans. Those loans, which had an average balance of $186.8 million and $65.8 million for the years ended December 31, 1999 and 1998, respectively, are generally originated under first-time homebuyer programs and carried an average interest rate of 6.15% and 6.47% for the years ended December 31, 1999 and 1998, respectively. The Company's cost of funds decreased to 4.52% for the year ended December 31, 1999 compared to 4.71% and 4.85% for the years ended December 31, 1998 and 1997, respectively. As a result of the decline in yield on average earning assets outpacing the decline in cost of funds, the interest rate spread decreased to 2.95% for the year ended December 31, 1999 compared to 3.25% for 1998 and 3.39% for 1997.

         The provision for loan losses for the year ended December 31, 1999 was $1.9 million, compared to $7.8 million for 1998 and $1.6 million for 1997.

         The addition of The Leader significantly impacts the comparability of both non-interest income and non-interest expense because of the revenues and costs associated with the mortgage banking operation are included for only the last six months of 1998. For the year ended December 31, 1999 non-interest income was $40.8 million compared to $17.5 million for 1998 and only $1.6 million for 1997. Non-interest expense for the year ended December 31, 1999 was $47.4 million compared to $26.9 million for 1998 and $14.1 million for 1997.

         Income for The Leader for the twelve months ended December 31, 1999 and the six months ended December 31, 1998 included in First Defiance's results was $4.1 million and $1.4 million, respectively. The net earnings of First Defiance after factoring in the after-tax cost of funding the acquisition were increased by $2.6 million and $747,000, or $.38 and $.10 per diluted share for the years ended December 31, 1999 and 1998, respectively.

         Net Interest Income - First Defiance's net interest income is determined by its interest rate spread (i.e., the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Total interest income increased by $4.3 million, or 8.81%, from $49.1 million for the year ended December 31, 1998 to $53.4 million for the year ended December 31, 1999. The increase was due to a $135.1 million increase in the average balance of loans outstanding for 1999 when compared to 1998. The yield on those loans declined to 7.60% in 1999 versus 8.31% in 1998. The increase in loans receivable was primarily attributable to the growth in the average balance of The Leader's loans held for sale. The average balance of these loans grew from $65.8 million for 1998 to $186.8 million for 1999. The increase of those loans also caused the reduced yield because of the below market nature of loans originated under the first-time homebuyer programs. Interest income was favorably impacted by the increase in the average balance in commercial loans, which was $107.3 million for 1999 compared to $42.5 million for 1998. The increase in commercial loan balances occurred after the hiring of three experienced commercial lenders and a commercial credit analyst during the second half of 1998. The increases in loans held for sale and commercial loans were partially offset by a $32.1 million decrease in the average balance on mortgage loans and a $20.0 million decrease in the average balance on all consumer loans. As discussed above, mortgage loan production for 1999 was lower than 1998 due to the significant amount of refinance activity in the prior year. The decrease in the average balance on consumer loans was anticipated as underwriting standards were strengthened in response to credit qualify problems in this portfolio noted in 1998. See the discussion of the provision for loan loss.

         In 1998, total interest income increased by $5.2 million, or 11.9%, from $43.9 million for the year ended December 31, 1997 to $49.1 million for the year ended December 31, 1998. The increase was due to a $93.5 million increase in the average balance of loans outstanding for 1998 when compared to 1997. The increase was primarily attributable to the acquisition of The Leader's loans available for sale, which averaged $131.5 million for the last six months of 1998, and an increase in the average balance of the commercial loan portfolio, which increased from $28.3 million to $42.5 million as a result of the hiring of three experienced commercial lenders in the second half of 1998. The yield on those loans declined to 8.31% in 1998 versus 8.70% in 1997 because of the low coupons on The Leader's available for sale portfolio.

         Interest earnings from the investment portfolio and other interest bearing deposits declined to $3.5 million in 1999 compared to $5.7 million in 1998 and $6.6 million in 1997. The decline in 1999 was due to a decrease in the average balance of securities and other interest bearing deposits from $93.6 million in 1998 to $56.7 million in 1999. The decline was primarily due to maturities and calls of securities during 1999 being used as a funding source for the growth in the loan portfolio. The yield on the average portfolio balance in 1999 was 6.09%. In 1998, the portfolio had a yield of 6.08% on an average balance of $93.6 million while in 1997 the investment portfolio had a yield of 6.35% on an average balance of $103.3 million.

         Interest expense increased by $4.7 million, or 17.2%, to $31.6 million in 1999 compared to $26.9 million for 1998. This increase is due to the increase in the average interest bearing liabilities from $572.0 million in 1998 to $698.2 million in 1999. The increase in average interest bearing liabilities was the result of increased funding requirements relating to the loans held for sale and mortgage servicing rights at The Leader, net of the increase in average escrow deposits (which are included in non-interest bearing liabilities) from $12.4 million in 1998 to $70.9 million in 1999.

         From the time that First Defiance acquired The Leader in June 1998 until December 1998, The Leader utilized a consortium of banks to provide its funding needs for both warehoused mortgage loans and mortgage servicing rights. In December 1998, the bank debts were paid off by First Defiance and replaced with less costly internal sources of funding, primarily FHLB advances and brokered certificates of deposit. As a result, the average balance of FHLB advances in 1999 increased by $120.5 million to $195.6 million from $75.1 million in 1998. First Defiance took advantage of lower interest rates during the later part of 1998 and the first several months of 1999 and fixed a portion the advances for one, two and five years. Overall, the rate paid on FHLB advances was 5.05% in 1999 compared to 5.56% in 1998. The increase in FHLB advances replaced debt to outside banks, which had an average balance of $87.7 million in 1998 compared to $29.7 million in 1999. The average cost paid on those outside borrowings in 1998 was a net 5.06% including a credit received from the banks for borrowers escrow funds deposited in those financial institutions. That credit, which was at a federal funds rate, totaled $1.7 million in 1998. Excluding the credit for escrow balances, the cost of bank financing in 1998 was 7.04%. As noted above, for 1999, the borrowers escrow funds have been placed on deposit with First Federal as a source of no-cost funds. The cost of the $29.7 million average bank financing in 1999 was 6.13%. First Defiance retains warehouse lines of credit with financial institutions totaling $170 million as of December 31, 1999 to supplement its other funding sources.

         In 1998, interest expense increased by $5.6 million, or 26.0%, to $26.9 million compared to $21.4 million for 1997. The large increase is primarily due to the financing requirements of The Leader's operations. The average bank debt outstanding for the six months that The Leader was included in First Defiance's results in 1998 was approximately $175.3 million or $87.7 million average balance for the year. The net cost of those funds was approximately 5.06%, net of the credit that The Leader was receiving for escrow funds on deposit at the banks' fed funds rates. Beginning in November 1998, those escrow balances were placed on deposit with First Federal.

         Interest expense in 1998 also increased because of an increase in the average balance of deposits outstanding, which increased to $409.3 million in 1998 compared to $382.6 million in 1997. The average cost of those deposits declined by 22 basis points in 1998, to 4.48% from 4.70% in 1997. The average balance of FHLB advances increased to $75.1 million in 1998 from $58.1 million in 1997. The average cost of those advances declined to 5.56% from 5.84%. The balance in FHLB advances increased substantially in December 1998, as they were used as the primary source of funding to replace The Leader's bank debt.

         As a result of the foregoing, First Defiance's net interest income was $21.8 million for the year ended December 31, 1999 compared to $22.1 million for the year ended December 31, 1998 and $22.5 million for the year ended December 31, 1997. Net interest margin for the year ended December 31, 1999 declined to 3.12% from 3.62% for 1998 and 4.24% for 1997. The decline was due to the financing of The Leader, particularly the financing of mortgage servicing rights and goodwill, which are both non-interest earning assets. The balance of mortgage servicing rights at December 31, 1999 was $97.5 million and the balance of goodwill at that date was $14.7 million.

         Provision for Loan Losses - First Defiance's provision for loan losses was $1.9 million for the year ended December 31, 1999, compared to $7.8 million and $1.6 million for the years ended December 31, 1998 and 1997, respectively. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level that is deemed appropriate by management. Factors considered by management include identifiable risk in the portfolios, historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired, general economic conditions, particularly as they relate to First Defiance's market areas, and other factors related to the collectability of First Defiance's loan portfolio.

         In 1998, four factors combined to require the large increase in the loan loss provision: an increase in charge-offs and delinquencies within First Federal's consumer loan portfolio, rapid growth in First Federal's commercial loan portfolio, the status of First Federal's mobile home loan portfolio, and the acquisition of The Leader Mortgage Company. The consolidated allowance for loan losses at December 31, 1999 was $7.8 million, compared to $9.8 million at December 1998 and $2.7 million at December 31, 1997.

         During 1998 First Federal experienced increased levels of charge-offs of loans in its consumer loan portfolio, which is comprised primarily of automobile loans. In response to the level of charge-offs and internal and external reviews of this portfolio, management increased the allowance for consumer loans by approximately $3.6 million. Subsequent to that review, consumer loan underwriting and approval, which were previously performed through First Federal's branch network, were centralized at the main office under experienced underwriters with revised lending authority. The total outstanding balance of consumer loans originated in 1997 and 1998 (the period identified in the internal and external reviews to have the underwriting deficiencies) were $67.9 million as of December 31, 1998 and declined to $38.6 million at December 31, 1999. The reserve against this portfolio was $4.3 million (or 6.33% of the outstanding balance) at December 31, 1998 and $2.9 million (or 7.51% of the outstanding balance) at December 31, 1999. Total consumer loans outstanding and the corresponding reserves were $87.2 million and $5.1 million at December 31, 1998 and $64.3 million and $3.5 million at December 31, 1999.

         The growth in the commercial loan portfolio also has resulted in an increase in the allowance for loan losses. During 1998, when the balance of commercial loans increased from $29.8 million to $70.1 million, the related allowance for loan losses increased by $932,000. Commercial loans have continued to experience significant growth in 1999 as the portfolio has grown to $138.1 million as of December 31, 1999. The related allowance for loan losses for commercial loans grew $557,000 to $2.3 million at December 31, 1999.

         During 1998, First Federal reserved 40% against the remaining mobile home loan balances not already classified as doubtful or loss. This adjustment resulted in increasing the mobile home loan loss allowance to $1.3 million at December 31, 1998. In May of 1999, First Federal sold the remaining mobile home portfolio, which had a net book value (after deducting the related reserve) of $1.8 million, for $2.1 million.

         During the last six months of 1998, there also was a $351,000 increase in the provision for loan losses as a result of the acquisition of The Leader. Most of the loans that are originated or acquired by The Leader have FHA or VA guarantees. As a result, the risk of loss on those loans is limited to the legal costs associated with foreclosure on the loan, which has averaged approximately $1,600 per loan in foreclosure. This is a cost that The Leader incurs whether the loan is included in its own portfolio or serviced for others. It has been The Leader's general practice to repurchase loans which have a note rate of 8% or greater that are in foreclosure out of the GNMA pool in order to avoid having to advance principal and interest payments to the investors for those loans, as is required under their agreements with GNMA. The Leader reserves for the foreclosure losses when the loan goes to foreclosure, whether the loan is purchased from the GNMA pool or not. Management also records an estimated loss reserve to provide for potential losses as loans become delinquent based on The Leader's historical loss experience on similar loans. A provision related to those loans totaling $1.8 million was recorded by The Leader in 1999. The increase in provision expense for The Leader in 1999 compared to 1998 was the result of increased foreclosure proceedings along with increases in the general reserve resulting from the increase in total number of loans serviced by The Leader from 86,000 loans as of December 31, 1998 to 99,000 loans at December 31, 1999.

         Total non-performing loans were $1.0 million, or .14% of total loans, as of December 31, 1999, compared with $1.9 million, or .33% of total loans, as of December 31, 1998, and $1.4 million, or .43% of total loans, as of December 31, 1997. Total charge-offs were $4.2 million, $2.1 million, and $1.3 million for the periods ended December 31, 1999, 1998, and 1997, respectively. Over the same periods, recoveries amounted to $279,000, $220,000, and $197,000, respectively.

         Non-interest Income - In acquiring The Leader, First Defiance exchanged net interest income for a large increase in non-interest income, primarily loan servicing fees and gains on sale of mortgage loans. Total non-interest income increased by $23.3 million to $40.8 million for the year ended December 31, 1999 from $17.5 million for the year ended December 31, 1998. Non-interest income for the year ended December 31, 1997 was only $1.6 million. For the year ended 1999, The Leader recognized $27.9 million in loan servicing fees compared to $12.5 million for the six-months included in First Defiance's year ended December 31, 1998. Total gains on sale of mortgage loans at The Leader increased from $2.0 million for the six-months of 1998 to $6.3 million for 1999 primarily due to increased loan production and sales. The Leader also realized a one-time gain on the sale of non-core mortgage servicing rights totaling $479,000 in 1999.

         Excluding The Leader's results, non-interest income was $4.8 million in 1999, $3.3 million in 1998, and $1.6 million in 1997. Total gains on sale of loans (excluding The Leader) were $794,000 in 1999, compared to $1.4 million in 1998 and only $116,000 for 1997. The 1998 gains on sale included a $785,000 gain in the third quarter of 1998 from the sale of $30.7 million of seasoned mortgage loans. In 1998, First Federal also realized a $240,000 gain from its sale of a large portion of its mobile home loan portfolio. Additionally, dividends on FHLB stock increased to $861,000 in 1999 compared to $334,000 in 1998 and $242,000 in 1997. The increase in these dividends was the result of purchasing more stock throughout 1998 and 1999 to support the additional borrowings at the FHLB.

         The 1999 results also include the revenue associated First Insurance. Total revenues for First Insurance for 1999 were $1.4 million.

         Non-interest Expense - Total non-interest expense for 1999 was $47.4 million compared to $26.9 million for the year ended December 31, 1998 and $14.1 million for the year ended December 31, 1997. As with non-interest income, the addition of The Leader in July 1998 significantly increased the consolidated level of non-interest expense. For the six months from July 1 to December 31, 1998, The Leader's total non-interest expense was $12.2 million compared to $29.6 million for the year ended December 31, 1999. Included in the 1999 total are $10.1 million in compensation and benefits ($3.8 million in 1998), $1.6 million in occupancy costs ($489,000 in 1998), $12.6 million in amortization of mortgage servicing rights ($5.3 million in 1998) and $2.1 million in amortization of goodwill and other acquisition costs, including non-compete and employment agreements ($1.1 million in 1998).

         Excluding The Leader, non-interest expense for First Defiance for 1999 was $17.8 million compared to $14.7 million in 1998 and $14.1 million in 1997. The increase from 1998 to 1999 was primarily due to compensation and benefit expense that increased by $2.2 million over 1998. Of this increase, $1.0 million related to compensation and benefits for First Insurance and $1.2 million related to increases in compensation and benefits at First Federal. The First Federal increase was due to a number of factors including increases in staffing levels resulting from branch and product line (i.e., commercial lending and trust services) expansion, the payment of incentive bonuses to salaried employees, the payment of a discretionary contribution to the Company's 401(k) plan, increases in the cost of the Company's group medical plan, and decreases in the amount of payroll costs deferred because of a reduction in mortgage loan production. The payment of incentive bonuses and discretionary 401(k) contributions represented a partial payment of pools established at the beginning of 1999. Certain targets were established for earnings per share, revenue growth and efficiencies. The achievement of a portion of those objectives resulted in a partial payment of the bonus and 401(k) pools. No bonus or discretionary 401(k) payments were made in 1998, the first year of the incentive based compensation programs.

         In addition to compensation expense, occupancy costs increased $611,000 in 1999 resulting from the expansion of the branch network into Findlay and Fostoria, depreciation on the Company's expanded wide area network, and occupancy costs related to First Insurance. Data processing costs increased by $258,000 in 1999 resulting from upgrading systems with the Company's third party provider, Y2K related expenditures, and the expansion of the branch network. Amortization of goodwill increased by $201,000 as a result of the First Insurance acquisition. Additionally, other non-interest expenses increased $374,000 as a result of the First Insurance acquisition, the expansion of the Company's branch and ATM networks, costs associated with attracting national certificates of deposit, and increases in the examination fees charged by the regulators. These increases in non-interest expenses were partially mitigated by a $290,000 reduction in state franchise tax due to tax planning strategies and a $314,000 reduction in loan servicing due to the sale of the majority of the mobile home portfolio in 1998.

         Non-interest expense for First Defiance for 1998, excluding the impact of The Leader would have increased by $649,000 over 1997. Occupancy expense increased by

$665,000 due to the addition of the Hicksville and Paulding branches and a full year of depreciation expense on major renovations completed in early to mid-1997. Data processing costs increased by $200,000 due to the enhancement of certain systems. Amortization of mortgage servicing rights increased by $240,000 due to an increase in loans serviced for others at First Federal. Also, state franchise tax increased by $116,000. Those increases were partially offset by a $740,000 decline in compensation, which decreased due to a reduction in ESOP expense, the termination of First Federal's defined benefit pension plan, and a reduction in year-end bonuses, including the elimination of year-end bonuses for most of First Defiance's salaried personnel because of 1998 operating results. Also, the discretionary contribution to the Company's 401(k) plan was not made because the Board of Directors determined that the 1998 operating results did not warrant such a contribution. Those adjustments more than offset increased compensation related to staffing increases, including a full year with branches in Paulding and Hicksville, the expansion of the commercial loan department beginning in mid-1998, and the hiring of trust department personnel between July and October.

         Income Taxes - Income tax amounted to $4.6 million in 1999 compared to $1.8 million in 1998 and $3.0 million in 1997. The effective tax rates for the three years were 34.9%, 36.9%, and 35.6% respectively. The decrease in the effective tax rate from 1998 to 1999 is the result of the increase in non-taxable interest income and a reduction of income at the holding company level that is subject to state income tax. The increase in the effective tax rate from 1997 to 1998 is the result of the addition of non-deductible goodwill. See Note 14 to the Consolidated Financial Statements.

Cash Earnings

         The selected financial data presented in the following table highlights the performance of First Defiance on a cash basis for each of the three years in the period ended December 31, 1999. The data has been adjusted to exclude the amortization of goodwill and the related tax benefit of tax deductible goodwill. This goodwill resulted from the acquisitions of The Leader, and the insurance agencies which were combined to form First Insurance and Investments which were recorded using the purchase method of accounting. The amortization of goodwill does not result in a cash expense and has essentially no economic impact on liquidity and funds management activity. Cash basis financial data provide an additional basis for measuring a company's ability to support future growth, pay dividends, and repurchase shares. The cash basis data presented in the table below has not been adjusted to exclude the impact of other non-cash items such as depreciation, the provision for loan losses, and amortization of MRP and ESOP expense.

                                            1999         1998         1997
                                           -------      -------      -------
                                                (dollars in thousands,
                                                except per share amounts)
Year Ended December 31
Non-interest expense                       $46,639      $26,658      $14,093
Income before income taxes                  14,027        5,211        8,392
Net income                                   9,382        3,393        5,407

Per Common Share
Net income per basic share                 $  1.44      $   .45      $   .65
Net income per diluted share                  1.40          .43          .62
Weighted average common shares
     (000s)                                  6,502        7,491        8,360
Weighted average diluted common
     shares (000s)                           6,700        7,811        8,706

Performance Ratios
Return on average assets                      1.09%         .49%         .96%
Return on average equity                     11.99         3.44         4.69
Ratio of cash operating expense to
     tangible assets                          5.43         3.84         2.51

Goodwill
Goodwill average balance                   $12,519      $ 5,115           --
Goodwill amortization (after tax)              759          282           --


Concentrations of Credit Risk

         Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

         Credit risk is increased by lending or investing activities that concentrate a financial institution's assets in a way that exposes the institution to a material loss from any single occurrence or group of related occurrences. Diversifying loans and investments to prevent concentrations of risks is one manner a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower, and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels.

Liquidity and Capital Resources

         First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institutions maintain liquid assets not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. First Federal's liquidity exceeded applicable requirements at December 31, 1999.

         Cash used in operating activities was $165.3 million for the year ended December 31, 1999. Cash provided by operations was $51.3 million, and $11.6 million for the years ended December 31, 1998, and 1997, respectively. Cash was generated by First Defiance's operating activities during the years ended December 31, 1998 and 1997, primarily as a result of net income. In 1999, the Company used more cash in operating activities than were provided because of net growth in the held for sale loan portfolio which was funded through financing activities. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, goodwill amortization, ESOP expense related to the release of ESOP shares in accordance with AICPA SOP 93-6, the origination of mortgage servicing rights and increases and decreases in other assets and liabilities. The primary investing activity of First Defiance is lending, which is funded with cash provided from operations and financing activities, as well as proceeds from payments on existing loans and proceeds from maturities of securities. In 1999 cash provided from the sale and maturity of investment securities totaled $25.6 million, while $30.4 million in additional securities were purchased. Principal financing activities include the gathering of deposits and advance payments from loan servicing customers, the utilization of FHLB advances, and borrowings from other bank sources. For the year ended December 31, 1999, FHLB advances increased by $97.3 million, warehouse and term notes payable increased by $53.1 million, and national certificates of deposit increased by $50.7 million.

         For additional information about cash flows from First Defiance's operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

         At December 31, 1999, First Defiance had an aggregate of $79.0 million in unfunded commitments to originate loans (including unused portions of lines of credit and letters of credit) and no commitments to purchase securities. At the same date, First Defiance had commitments to sell $209.1 million of loans held for sale. At that date First Defiance had commitments to acquire $222.0 million of mortgage loans under first-time home buyer programs, all of which have offsetting commitments for sale into the secondary market as GNMA or FNMA mortgage backed securities. Also as of December 31, 1999, the total amount of certificates of deposit that are scheduled to mature by December 31, 2000 was $293.2 million. First Defiance believes that it has adequate resources to fund commitments as they arise. It can adjust the rate on savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage or non-mortgage loans; and it can turn to other sources of financing including FHLB advances. Because the FHLB requires that the collateral must exceed 150% of the outstanding advance balance, First Defiance may also from time-to-time be required to utilize other sources of financing, including brokered certificates of deposit and bank advances. At December 31, 1999 First Defiance has $170 million of lines available from other financial institutions, of which $47 million is being utilized.

         Stockholders' equity decreased by $4.3 million, or 4.6% at December 31, 1999 compared to December 31, 1998 due to the repurchase of 816,000 shares of First Defiance stock (10.8% of shares outstanding at the beginning of the year). The shares in 1999 were repurchased at an average cost of $12.74 per share and, as a result, stockholders equity was reduced by $10.4 million. First Defiance made similar purchases of 1.2 million shares of common stock during 1998. Additionally, shareholders equity was reduced by $1.3 million as a result of a decrease in the market value of available for sale securities.

         The equity reduction, caused by the factors discussed above, was offset to a lesser degree by earnings retention, the vesting or issuance of shares under the Company's Management Recognition Plan ("MRP") and Employee Stock Ownership Plan ("ESOP"), and the issuance of stock under stock option programs. Net income for 1999 was $8.6 million, of which $2.7 million was returned to shareholders in the form of declared dividends ($.41 per share). The vesting of MRP shares and release of ESOP shares increased equity by $381,000 and $622,000 respectively. Stock option exercises increased equity by approximately $417,000. The book value of First Defiance's common stock was $13.12 at December 31, 1999, compared to $12.37 at December 31, 1998. The tangible book value (excluding goodwill) of those shares was $10.97 and $10.61 at December 31, 1999 and 1998.

         First Federal is subject to various capital requirements of the Office of Thrift Supervision. At December 31, 1999, First Federal had capital ratios that exceeded the minimum regulatory requirements. See Item 1. Business - Regulation - Regulatory Capital Requirements in this report.

Year 2000

         During 1999, the Company prepared for potential computer system and other problems related to the Year 2000 date change. The process involved the identification and remediation of date recognition problems in computer systems, software and other operating equipment. It also included working with third-party vendors, developing and testing contingency plans, and planning for potential liquidity needs associated with potential large cash withdrawals. To date, no Year 2000 failures have been noted in any of the Company's systems.

         Although considered unlikely, unanticipated problems in First Defiance's core business processes or systems, including problems with non-compliant third parties and general disruptions to the economy could still occur despite efforts to remediate such problems and the related contingency planning. Management will continue to monitor all processes throughout 2000 to address any issues as they arise and ensure that all systems continue to function appropriately.

         Because its data processing functions are outsourced, the cost of Year 2000 remediation was not material to First Federal. First Federal's third party processor assessed a fee of less than $50,000 to cover the cost of the test bank established to provide for the appropriate testing. Testing itself was performed by individuals responsible for the various applications and was coordinated by the Vice President of Operations. The cost of the individuals was not quantified, however the three primary individuals involved devoted approximately 60% of their time during the testing phase which was essentially completed during the 1999 first quarter. First Federal's total out of pocket expenses recognized in conjunction with Year 2000 compliance were less than $100,000 in 1999.

         The estimated total cost of Year 2000 compliance by The Leader was approximately $650,000 including the cost of hardware and software upgrades, programming costs, and retention bonuses to key staff members involved in the Year 2000 project. The portion of the costs associated with hardware acquisitions was capitalized while internal programming costs and retention payments were expensed. The retention bonuses will be paid to certain employees who are still employed on June 30, 2000. Year 2000 expense for The Leader for 1999 was less than $300,000.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Asset/Liability Management
         A significant portion of the Company's revenues and net income is derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate what management believes to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of the Company's performance due to changes in interest rates. The Company attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. First Defiance does not presently use off balance sheet derivatives to enhance its risk management.

         First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 12 month period, using 2000 projected amounts as a base case, First Defiance's net interest income would decrease by 2.5%. Were interest rates to fall by 100 basis points during the same 12-month period, the simulation indicates that net interest income would increase by 2.5%.

         The acquisition of The Leader Mortgage Company provided First Defiance with a significant source of non-interest income. The mortgage banking operations also serve as a countermeasure against the decline in the value of mortgage loans during a rising rate environment because increases in interest rates tend to increase the value of mortgage servicing rights because of the resulting decrease in prepayment rates on the underlying loans. Conversely, in a decreasing interest rate environment, the value of the mortgage servicing portfolio tends to decrease due to increased prepayments on the underlying loans. However, because The Leader's portfolio is comprised primarily of below market-rate loans, the prepayments on the loans it serviced have been much lower than industry averages. The Leader averaged 7.6% prepayments for the year ended December 31, 1999 which is lower than the prepayment speeds for the mortgage industry as a whole, and lower than the 11.1% experience for the year ended December 31, 1998. The simulation model used by First Defiance measures the impact of rising and falling interest rates on net interest income only. The Company also monitors the potential change in the value of its mortgage servicing portfolio given the same 100 basis point shift in interest rates. At December 31, 1999, a 100 basis point decrease in interest rates would require First Defiance to establish a reserve for impairment of mortgage servicing rights of less than $25,000.

         First Defiance, through The Leader, has significantly increased its origination capabilities, on both a retail and wholesale basis. Loan production at The Leader was $1.9 billion for the year ended December 31, 1999, compared to $588.4 million for the six-months ended December 31, 1998. Mortgage servicing rights increased from $76.5 million as of December 31, 1998 to $97.5 million as of December 31, 1999. To protect themselves from the risk of changing interest rates, mortgage banking companies frequently use off balance sheet financial instruments to hedge the exposure of the mortgage loan pipeline. The Leader does not need to hedge its mortgage loan pipeline because the trustees under the various first-time homebuyer programs are required to fund the issuance of the GNMA securities backed by the mortgages in The Leader's pipeline at a guaranteed price.

         First Defiance also has increased its lending activities in the commercial loan area. While such loans carry higher credit risk than residential mortgage lending they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance's commercial portfolio increased to $138.1 million, which is split between $44.2 million of fixed rate loans and $93.9 million of adjustable rate loans at December 31, 1999. Certain of the loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed rate loans is generally less than seven years. First Defiance also has significant balances of consumer loans which tend to have a shorter duration than residential mortgage loans ($64.4 million at December 31, 1999) and home equity and improvement loans ($22.8 million at December 31, 1999) which fluctuate with changes in the prime lending rate. Also, to limit its interest rate risk, First Federal has been selling fixed rate mortgage loans with a maturity of 15 years or greater in the secondary market. Historically, loans with maturities less than 20 years have been retained in portfolio although First Federal began selling a portion of its 15 year fixed rate mortgage loans in the secondary market beginning in January 1999. For the year ended December 31, 1999, First Federal sold $39.7 million of loans in the secondary market. At December 31, 1999 First Federal's servicing portfolio totaled $88.6 million, compared to $62.2 million at December 31, 1998.

         In addition to the simulation analysis, First Federal also utilizes the "market value of net portfolio equity" ("NPV") methodology adopted by the OTS. Under the NPV methodology, interest rate risk exposure ("IRR") is assessed by reviewing the estimated changes in First Federal's net interest income ("NII") and NPV that would hypothetically occur if interest rates simultaneously rise or fall along the yield curve. Projected values of NII and NPV at both higher and lower regulatory defined scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates. Presented in the following table, as of December 31, 1999, is an analysis of First Federal's (which for this purpose also includes The Leader) estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates up and down 300 basis points in 100 point increments. Assumptions used in calculating the amounts in this table are generally those assumptions utilized by the OTS in assessing the interest rate risk of the thrifts it regulates. However, because First Defiance utilizes a model that evaluates the market value of mortgage servicing rights on a loan-by-loan basis, management believes that the results generated by that model are more accurate than the generic OTS assumptions. For purposes of this table, management's valuation of mortgage servicing rights have been substituted for OTS' results. NPV is calculated by the OTS for the purposes of interest rate risk assessment and should not be considered as an indicator of value of First Federal.

                                              December 31, 1999
    -----------------------------------------------------------------------------------------------------
                                                                              Net Portfolio Value as % of
                                       Net Portfolio Value                      Present Value of Assets
    Change in Rates        $ Amount        $ Change         % Change         NPV Ratio            Change
    ---------------        --------        --------         --------         ---------            ------
                            (Dollars in Thousands)
      +300 bp               102,152           (23,298)        (19)              10.96%          (154) bp
      +200 bp               111,042           (14,408)        (11)              11.62%           (88) bp
      +100 bp               118,462            (6,988)         (6)              12.10%           (40) bp
         0 bp               125,450                  -          -               12.50%             -
      -100 bp               127,324              1,874          1               12.45%            (5) bp
      -200 bp               120,895            (4,555)         (4)              11.73%           (77) bp
      -300 bp               111,636           (13,814)        (11)              10.82%          (168) bp

         In the event of a 300 basis point change in interest rates based upon estimates as of December 31, 1999, First Federal would experience an 11% decrease in NPV in a declining rate environment and a 19% decrease in NPV in a rising rate environment. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. Mortgage servicing rights act as a natural hedge to these changes in value of other monetary assets as MSRs generally rise in value in a rising rate environment and decline in value in a falling rate environment because of the prepayments of the underlying mortgage loans. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the NPV methodology, the decline in NPV in a rising rate environment is because First Federal has used FHLB advances and deposits with shorter terms than the assets in which it invests. The decline in NPV in a falling rate environment is because of the reduction in value in mortgage servicing rights. The analysis indicated that increases or decreases in monetary assets and increases or decreases in mortgage servicing rights generally offset each other in both rising and falling rate environments.

         In evaluating First Federal's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates while interest rates on other types of financial instruments may lag behind current changes in market rates. Furthermore, in the event of changes in rates, prepayments and early withdrawal levels could differ significantly from the assumptions in calculating the table and the results therefore may differ from those presented.

Forward Looking Information

         Forward looking statements in this report are made in reliance upon the safe harbor provisions of the private Securities Litigation Reform Act of 1995. The statements in this report which are not historical fact are forward looking statements and they include, among other statements, projections about growth in the Financial Condition section and projections about interest rate risk simulations included in the Asset/Liability Management section. Actual results may differ from expectations contained in such forward looking information as a result of factors including but not limited to the interest rate environment, economic policy or condition, federal and state banking and tax regulations, and competitive factors in the marketplace. Each of these factors could affect estimates, assumptions, uncertainties and risks considered in the development of forward looking information and could cause actual results to differ materially from management's expectation regarding future performance.

Item 8.   Financial Statements and Supplementary Data





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Consolidated Statements of Financial Condition...............................56

Consolidated Statements of Income ...........................................58

Consolidated Statements of Stockholders' Equity..............................59

Consolidated Statements of Cash Flows........................................60

Notes to Consolidated Financial Statements...................................62

Report of Independent Auditors..............................................103

                         First Defiance Financial Corp.

                 Consolidated Statements of Financial Condition


                                                                December 31
                                                             1999        1998
                                                           --------     --------
                                                              (In thousands)
Assets Cash and cash equivalents:
   Cash and amounts due from depository institutions       $ 13,102     $ 16,137
   Interest-bearing deposits                                  3,134        4,369
                                                           --------     --------
                                                             16,236       20,506
Investment securities:
   Available-for-sale, carried at fair value                 53,946       47,554
   Trading, carried at fair value                            29,805         --
   Held-to-maturity, carried at amortized cost
     (fair value $9,953 and $13,753
     at December 31, 1999 and 1998, respectively)             9,895       13,541
                                                           --------     --------
                                                             93,646       61,095

Loans receivable, net of allowance of $7,758
   and $9,789 at December 31, 1999 and 1998,
   respectively                                             465,321      448,574
Loans held for sale (fair value--
   $237,622 and $120,097 at December 31, 1999
   and 1998, respectively)                                  237,622      119,910
Mortgage servicing rights                                    97,519       76,452
Accrued interest receivable                                   3,868        3,605
Federal Home Loan Bank stock                                 14,181       10,826
Premises and equipment                                       21,311       19,057
Real estate and other assets held for sale                    2,557        1,517
Goodwill, net of accumulated amortization of
   $1,057 and $282 at December 31, 1999 and
   1998, respectively                                        14,699       13,333
Other assets                                                 21,034       10,524
                                                           --------     --------

Total assets                                               $987,994     $785,399
                                                           ========     ========

                                                               December 31
                                                          1999            1998
                                                        ---------      ---------
                                                            (In thousands)
Liabilities and stockholders' equity
Liabilities:
   Deposits                                             $ 502,969      $ 433,979
   Advances from the Federal Home Loan Bank               265,410        168,142
   Warehouse and term notes payable                        53,504            368
   Accrued expenses and other liabilities                  12,921          9,019
   Deferred taxes                                           2,232          2,847
   Advance payments by borrowers for taxes and
     insurance                                             61,542         77,334
                                                        ---------      ---------
Total liabilities                                         898,578        691,689

Stockholders' equity:
   Preferred stock, no par value per share:
     5,000 shares  authorized;  no shares
     issued Common stock, $.01 par value per share:
       20,000 shares authorized; 6,814 and 7,575
         shares outstanding, respectively                      68             76
       Additional paid-in capital                          53,181         58,681
       Stock acquired by ESOP                              (3,664)        (4,089)
       Deferred compensation                                 (458)          (843)
       Accumulated other comprehensive income,
         net of tax of $(565) and $83 respectively         (1,096)           162
       Retained earnings                                   41,385         39,723
                                                        ---------      ---------
Total stockholders' equity                                 89,416         93,710
                                                        ---------      ---------

Total liabilities and stockholders' equity              $ 987,994      $ 785,399
                                                        =========      =========


See accompanying notes.

                              First Defiance Financial Corp.

                            Consolidated Statements of Income


                                                            Years Ended December 31
                                                           1999        1998       1997
                                                         -------     -------     -------
                                                    (In thousands, except per share amounts)
Interest income:
   Loans                                                 $49,927     $43,369     $37,302
   Investment securities                                   3,307       5,082       6,458
   Other                                                     145         605          98
                                                         -------     -------     -------
Total interest income                                     53,379      49,056      43,858

Interest expense:
   Deposits                                               19,889      18,340      17,992
   Federal Home Loan Bank advances and other               9,872       4,171       3,395
   Warehouse and term notes payable                        1,821       4,435        --
                                                         -------     -------     -------
Total interest expense                                    31,582      26,946      21,387
                                                         -------     -------     -------
Net interest income                                       21,797      22,110      22,471

Provision for loan losses                                  1,925       7,769       1,613
                                                         -------     -------     -------
Net interest income after provision for loan losses       19,872      14,341      20,858

Non-interest income:
   Mortgage banking income                                28,156      12,071          84
   Service fees and other charges                          1,454       1,314         952
   Gain on sale of loans                                   7,081       3,405         116
   Gain on sale of mortgage servicing rights                 479        --          --
   Federal Home Loan Bank stock dividends                    861         334         242
   Net gain on sale of available-for-sale securities           1        --           103
   Other                                                   2,762         404         130
                                                         -------     -------     -------
                                                          40,794      17,528       1,627
Non-interest expense:
   Compensation and benefits                              19,401      10,985       7,905
   Occupancy                                               4,128       2,394       1,241
   Deposit insurance premiums                                380         243         194
   Franchise tax                                             983       1,273       1,101
   Data processing                                         1,239         981         780
   Mobile home loan servicing                                 25         339         457
   Mortgage servicing rights amortization                 12,711       5,385          17
   Goodwill and other intangibles amortization             2,348       1,068        --
   Other                                                   6,199       4,272       2,398
                                                         -------     -------     -------
                                                          47,414      26,940      14,093
                                                         -------     -------     -------

Income before income taxes                                13,252       4,929       8,392
Income taxes                                               4,629       1,818       2,985
                                                         -------     -------     -------

Net income                                               $ 8,623     $ 3,111     $ 5,407
                                                         =======     =======     =======

Earnings per share
Basic                                                    $  1.33     $   .42     $   .65
                                                         =======     =======     =======
Diluted                                                  $  1.29     $   .40     $   .62
                                                         =======     =======     =======
Dividends declared per share                             $   .41     $   .37     $   .33
                                                         =======     =======     =======

See accompanying notes.

                                                   First Defiance Financial Corp.
                                           Consolidated Statements of Stockholders' Equity
                                        For the Years Ended December 31, 1999, 1998 and 1997
                                                           (In thousands)

                                                                                              Stock Acquired By
                                                                                            -----------------------    Accumulated
                                                             Common Stock       Additional            Management          Other
                                                           ------------------    Paid-In              Recognition     Comprehensive
                                                           Shares   Amount       Capital      ESOP       Plan             Income
                                                           -------------------------------------------------------------------------
Balance at January 1, 1997                                   9,471    $ 95      $73,671     $(5,093)  $(2,173)          $  (397)
Comprehensive income:
  Net income
  Change in net unrealized gains and losses on
    available-for-sale                                                                                                      347
    securities, net of income taxes of $178

Total comprehensive income

ESOP shares released                                                                288         559
Amortization of deferred compensation of Management                                 113                   785
Recognition Plan
Shares issued under stock option plan                           23                  160
Acquisition of common stock for treasury                      (966)    (10)      (8,506)
Dividends declared
                                                           ------------------------------------------------------------------------
Balance at December 31, 1997                                 8,528      85       65,726      (4,534)   (1,388)              (50)
Comprehensive income:
  Net income
  Change in net unrealized gains and losses on
    available-for-sale                                                                                                      212
    securities, net of income taxes of $108

Total comprehensive income

ESOP shares released                                                                331         445
Amortization of deferred compensation of Management                                  66                   545
  Recognition Plan
Stock issued in acquisition                                    146       2        2,090
Shares issued under stock option plan                           96       1          867
Acquisition of common stock for treasury                    (1,195)    (12)     (10,399)
Dividends declared
                                                           ------------------------------------------------------------------------
Balance at December 31, 1998                                 7,575      76       58,681      (4,089)     (843)              162

Comprehensive income:
  Net income
  Change in net unrealized gains and losses on
    available-for-sale                                                                                                   (1,258)
    securities, net of income taxes of $648

Total comprehensive income

ESOP shares released                                                                197         425
Amortization of deferred compensation of Management                                  (4)                  385
  Recognition Plan
Shares issued under stock option plan                           55                  417
Acquisition of common stock for treasury                      (816)     (8)      (6,110)
Dividends declared
                                                           ------------------------------------------------------------------------

Balance at December 31, 1999                                 6,814    $ 68      $53,181     $(3,664)  $  (458)          $(1,096)
                                                           ========================================================================

                                                                                Total
                                                                 Retained    Stockholders'
                                                                 Earnings      Equity
                                                             ---------------------------
Balance at January 1, 1997                                     $50,462      $116,565
Comprehensive income:
  Net income                                                     5,407         5,407
  Change in net unrealized gains and losses on
    available-for-sale                                                           347
    securities, net of income taxes of $178
                                                                          -------------
Total comprehensive income                                                     5,754

ESOP shares released                                                             847
Amortization of deferred compensation of Management                              898
Recognition Plan
Shares issued under stock option plan                                            160
Acquisition of common stock for treasury                        (6,031)      (14,547)
Dividends declared                                              (2,793)       (2,793)
                                                           ----------------------------
Balance at December 31, 1997                                    47,045       106,884
Comprehensive income:
  Net income                                                     3,111         3,111
  Change in net unrealized gains and losses on
    available-for-sale                                                           212
    securities, net of income taxes of $108
                                                                          -------------
Total comprehensive income                                                     3,323

ESOP shares released                                                             776
Amortization of deferred compensation of Management                              611
  Recognition Plan
Stock issued in acquisition                                                    2,092
Shares issued under stock option plan                                            868
Acquisition of common stock for treasury                        (7,662)      (18,073)
Dividends declared                                              (2,771)       (2,771)
                                                           ----------------------------
Balance at December 31, 1998                                    39,723        93,710

Comprehensive income:
  Net income                                                     8,623         8,623
  Change in net unrealized gains and losses on
    available-for-sale                                                        (1,258)
    securities, net of income taxes of $648
                                                                          -------------
Total comprehensive income                                                     7,365

ESOP shares released                                                             622
Amortization of deferred compensation of Management                              381
  Recognition Plan
Shares issued under stock option plan                                            417
Acquisition of common stock for treasury                        (4,276)      (10,394)
Dividends declared                                              (2,685)       (2,685)
                                                           ----------------------------

Balance at December 31, 1999                                   $41,385        $89,416
                                                           ============================


See accompanying notes.

                                       First Defiance Financial Corp.

                                    Consolidated Statements of Cash Flows


                                                                          Years Ended December 31
                                                                       1999           1998          1997
                                                                  -------------    ----------    ----------
                                                                              (In thousands)
Operating activities
Net income                                                        $       8,623    $    3,111    $    5,407
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Provision for loan losses                                            1,925         7,769         1,613
     Provision for depreciation                                           1,745         1,278           736
     Amortization of deferred compensation expense                          484           545           785
     Amortization of mortgage servicing rights                           12,711         5,385            17
     Amortization of goodwill                                               775           282             -
     Release of ESOP shares                                                 622           776           847
     Loss (gain) on sale of office properties and equipment                  31            (2)           (3)
     Net securities gains                                                    (1)            -          (103)
     Gain on sale of loans                                               (7,081)       (3,405)         (116)
     Gain on sale of mortgage servicing rights                             (479)            -             -
     Net securities amortization                                            110            73            41
     Deferred federal income tax (credit)                                    58        (1,785)          (43)
     (Increase) decrease in interest receivable and other
       assets                                                            (4,499)           29          (513)
     Proceeds from sale of loans                                      1,753,467       677,925         8,358
     Proceeds from sale of mortgage servicing rights                      2,610             -             -
     Servicing rights on loans sold with servicing retained             (35,909)      (12,428)          (84)
     Origination of loans held for sale                              (1,895,505)     (623,241)       (7,771)
     Net repurchase of loans held for sale                               (8,521)       (3,143)            -
     Increase (decrease) in accrued interest and other
       liabilities                                                        3,465        (1,823)        2,414
                                                                  -------------    ----------    ----------
Net cash (used in) provided by operating activities                    (165,369)       51,346        11,585

Investing activities
Proceeds from maturities of available-for-sale securities                20,039        56,155        13,231
Proceeds from sale of available-for-sale securities                       2,001             -        22,220
Purchases of available-for-sale securities                              (30,395)      (20,967)      (39,838)
Proceeds from maturities of held-to-maturity securities                   3,594         7,354         4,929
Proceeds from sale of real estate and other assets held for
   sale                                                                   3,079         1,805         1,519
Proceeds from sale of office properties and equipment
   and investment properties                                                416            19             3
Purchase of mortgage servicing rights                                         -        (3,417)            -
Acquisition of The Leader Mortgage Co., net of cash received                  -       (30,142)            -
Acquisition of The Insurance Center of Defiance,
   net of cash received                                                  (1,918)          (45)            -
Adjustment of acquisition of First Insurance & Investments                 (274)            -             -
Acquisition of Moreland Greens                                              217             -             -
Purchases of Federal Home Loan Bank stock                                     -        (7,062)         (731)
Proceeds from sale of Federal Home Loan Bank stock                       (3,355)            -             -
Purchases of premises and equipment                                      (4,417)       (2,595)       (5,280)
Net increase in mortgage and other loans                                (12,668)      (53,171)      (29,864)
                                                                  -------------    ----------    ----------
Net cash used in investing activities                                   (23,681)      (52,066)      (33,811)

                                       First Defiance Financial Corp.

                              Consolidated Statements of Cash Flows (continued)

                                                                             Years Ended December 31
                                                                       1999           1998          1997
                                                                    ---------      ---------      ---------
                                                                               (In thousands)
Financing activities
Net increase in deposits and advance payments by
   borrowers for taxes and insurance                                   53,198        115,329         12,797
Net increase in Federal Home Loan Bank short-term advances              8,355          2,510         31,804
Proceeds from Federal Home Loan Bank long-term advances               105,000         95,000           --
Repayment of Federal Home Loan Bank long-term advances                (16,087)        (1,033)          (960)
Repayment of long term notes                                              (60)       (54,101)          --
Increase (decrease) in mortgage warehouse loans                        47,043       (125,490)          --
Purchase of common stock for treasury                                 (10,394)       (18,073)       (14,547)
Cash dividends paid                                                    (2,692)        (2,781)        (2,783)
Proceeds from exercise of stock options                                   417            868            160
                                                                    ---------      ---------      ---------
Net cash provided by financing activities                             184,780         12,229         26,471
                                                                    ---------      ---------      ---------

(Decrease) increase in cash and cash equivalents                       (4,270)        11,509          4,245
Cash and cash equivalents at beginning of period                       20,506          8,997          4,752

Cash and cash equivalents at end of period                          $  16,236      $  20,506      $   8,997
                                                                    =========      =========      =========

Supplemental cash flow information:
   Interest paid                                                    $  30,482      $  28,041      $  20,194
                                                                    =========      =========      =========
   Income taxes paid                                                $   5,325      $   2,567      $   2,739
                                                                    =========      =========      =========
   Transfers from loans to real estate, mobile homes
     and other assets held for sale                                 $   2,533      $   2,109      $   1,793
                                                                    =========      =========      =========
Noncash operating activities:
   Change in deferred taxes on net unrealized gains or
     losses on available-for-sale securities                        $    (648)     $     108      $     178
                                                                    =========      =========      =========
Noncash investing activities:
   Change in net unrealized (loss) gain on available-for-sale
     securities                                                     $  (1,906)     $     320      $     525
                                                                    =========      =========      =========
   Securitization of loans held for sale                            $  29,805      $    --        $    --
                                                                    =========      =========      =========
   Acquisition of The Insurance Center of Defiance for stock        $    --        $   2,092      $    --
                                                                    =========      =========      =========
Noncash financing activities:
   Cash dividends declared but not paid                             $     703      $     710      $     720
                                                                    =========      =========      =========

See accompanying notes.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

                                December 31, 1999
1.     Basis of Presentation

First Defiance Financial Corp. ("First Defiance") is a holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest, Defiance Ohio ("First Federal") and First Insurance & Investments ("First Insurance") and First Federal's wholly owned subsidiary, The Leader Mortgage Company ("The Leader"). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository and trust services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The Leader is a mortgage banking company that specializes in servicing mortgage loans under first-time home-buyer programs sponsored by various state, county and municipal governmental entities. The Leader's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association ("GNMA") bonds.

First Insurance & Investments is an insurance agency that does business in the Defiance, Ohio area offering property and casualty, group health, and life insurance products.

2.     Statement of Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Most significantly, First Defiance uses estimates in determining the value of the allowance for loan losses and in the valuation of mortgage servicing rights.

                         First Defiance Financial Corp.

2.     Statement of Accounting Policies--Continued

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock. Basic earnings per share excludes any dilutive effects of options and unvested stock grants.

Cash and Cash Equivalents

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank ("FHLB"). Cash and amounts due from depository institutions includes required balances at the FHLB and Federal Reserve of approximately $350,000 and $100,000, respectively, at December 31, 1999.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the securities to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity until realized.

Loans held for sale securitized in the normal course of The Leader's operations have been classified as trading securities, reported at fair market value. These securities have been committed to sell at their carrying value.

Realized gains and losses, and declines in value judged to be other-than-temporary are included in gains (losses) on sale of securities. The cost of mutual funds sold is based on the average cost method. The cost of all other securities sold is based on the specific identification method.

                         First Defiance Financial Corp.

2.     Statement of Accounting Policies--Continued

Currently, First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities are disclosed in Note 4 and include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at December 31, 1999 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

Investments Required by Regulations

As a member of the FHLB System, First Federal is required to own stock of the FHLB of Cincinnati in an amount principally equal to the greater of 1% of its net home mortgage loans or 5% of FHLB advances, subject to periodic redemption at par if the stock owned is over the minimum requirement. FHLB stock is a restricted equity security that does not have a readily determinable fair value and is carried at cost.

Loans Receivable

Investment in real estate mortgage loans consists principally of long-term conventional loans collateralized by first mortgages on single-family residences, other residential property, and commercial and industrial property. Such loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.

Nonrefundable fees and related costs associated with originating or acquiring real estate mortgage and other loans are capitalized and recognized as an adjustment of the yield of the related loan.

Interest receivable is accrued on loans and credited to income as earned. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is fully reserved. Interest income is subsequently recognized only to the extent cash payments are received.

                         First Defiance Financial Corp.

2.     Statement of Accounting Policies--Continued

Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against earnings and decreased by charge-offs (net of recoveries).

Mortgage Servicing Rights

The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income.

Mortgage servicing rights are periodically evaluated for impairment. For purposes of measuring impairment, mortgage servicing rights are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate) and interest rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance.

Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate (10.3%) commensurate with the risks involved. Estimates of fair value include assumptions about prepayment (117%
PSA), default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

Real Estate and Other Assets Held for Sale

Assets held for sale are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value at time of foreclosure or insubstance foreclosure. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses.

                         First Defiance Financial Corp.

2.     Statement of Accounting Policies--Continued

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

                  Buildings and improvements         20 to 50 years
                  Furniture, fixtures and equipment  5 to 15 years

Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of this statement establish when an impairment loss should be recognized and how it should be measured.

Income Taxes

Deferred income taxes reflect the temporary tax consequences on future years of differences between the tax basis and financial statement amounts of assets and liabilities at each year-end.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

An effective tax rate of 34% is used to determine after-tax components of other comprehensive income included in the statements of stockholders' equity.

Business Combinations

Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition.

                         First Defiance Financial Corp.

2.     Statement of Accounting Policies--Continued

Intangibles

The excess of the purchase price over the net identifiable tangible assets acquired in purchase business combinations is recorded as goodwill. Goodwill relating to The Leader acquisition is being amortized over a twenty-year period. Goodwill relating to First Insurance & Investments is being amortized over a fifteen-year period. Amounts paid for non-compete and employment agreements in conjunction with the acquisition of The Leader have been capitalized and are being amortized over the life of the agreements. On a periodic basis, management reviews goodwill and other intangible assets to determine if events or changes in circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recorded.

Reporting Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. First Defiance adopted the provisions of this statement in 1998. These disclosure requirements had no impact on financial position or results of operations.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. This statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company adopted the provisions of this statement for 1998 annual reporting. These disclosure requirements had no impact on financial position or results of operations.

                         First Defiance Financial Corp.

2.     Statement of Accounting Policies--Continued

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The provisions of this statement become effective for quarterly and annual reporting beginning June 15, 2000. Although the statement allows for early adoption, First Defiance has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on First Defiance's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Corporation and the nature and purpose of the derivative instruments in use by management at that time.

Reclassifications

Certain reclassifications of 1998 and 1997 information have been made to conform with the 1999 presentation.

                         First Defiance Financial Corp.

3.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                               1999       1998        1997
                                              ------     ------     ------
                                          (In thousands, except per share amounts)
Numerator for basic and diluted earnings
   per share-net income                       $8,623     $3,111     $5,407
                                              ======     ======     ======

Denominator:
   Denominator for basic earnings per
     share-weighted-average shares             6,502      7,491      8,360
Effect of dilutive securities:
   Employee stock options                        113        223        252
   Unvested Management Recognition
     Plan stock                                   85         97         94
                                              ------     ------     ------
   Dilutive potential common shares              198        320        346
                                              ------     ------     ------
Denominator for diluted earnings per
   share-adjusted weighted-average shares      6,700      7,811      8,706
                                              ======     ======     ======

Basic earnings per share                      $ 1.33     $  .42     $  .65
                                              ======     ======     ======

Diluted earnings per share                    $ 1.29     $  .40     $  .62
                                              ======     ======     ======

                         First Defiance Financial Corp.

4.     Investment Securities

The  following  is  a  summary  of   available-for-sale   and   held-to-maturity
securities:

                                                                   December 31, 1999
                                                  -----------------------------------------------------
                                                                   Gross         Gross
                                                  Amortized     Unrealized    Unrealized        Fair
Available-for-Sale Securities                        Cost          Gains        Losses         Value
                                                   --------        -------      --------      ---------
                                                                     (In thousands)
U.S. Treasury securities and obligations
   of U.S. Government corporations and agencies    $ 16,778        $     -      $    404      $  16,374
Corporate bonds                                      14,865              -           119         14,746
Adjustable rate mortgage-backed security
   mutual funds                                       8,981              -           319          8,662
REMIC                                                 1,807              -            22          1,785
Collateralized mortgage obligations                   5,185             12            94          5,103
Trust preferred stock                                 2,000              -           408          1,592
Equity securities                                       343              -            42            301
Obligations of state and political subdivisions       5,646              -           263          5,383
                                                   --------        -------      --------      ---------

Totals                                             $ 55,605        $    12      $  1,671      $  53,946
                                                   ========        =======      ========      =========

Held-to-Maturity Securities

FHLMC certificates                                 $  3,416        $    35      $      8      $   3,443
FNMA certificates                                     4,075             26           114          3,987
GNMA certificates                                     1,506             28             3          1,531
Obligations of states and political
subdivisions                                            898             94             -            992
                                                   --------        -------      --------      ---------

Totals                                             $  9,895        $   183      $    125      $   9,953
                                                   ========        =======      ========      =========

                         First Defiance Financial Corp.

4.     Investment Securities--Continued

                                                                    December 31, 1998
                                                  ---------------------------------------------
                                                                 Gross      Gross
                                                  Amortized   Unrealized  Unrealized     Fair
Available-for-Sale Securities                        Cost        Gains      Losses       Value
                                                    -------     -------     -------     -------
                                                                     (In thousands)
U.S. Treasury securities and obligations
   of U.S. Government corporations and agencies     $ 7,021     $    50     $     8     $ 7,063
Commercial paper                                      5,961           5        --         5,966
Corporate bonds                                      11,073         124           1      11,196
Adjustable rate mortgage-backed security
   mutual funds                                       8,981        --           247       8,734
REMIC                                                 2,827          44        --         2,871
Collateralized mortgage obligations                   6,194         266          22       6,438
Obligations of state and political subdivisions       5,252          46          12       5,286
                                                    -------     -------     -------     -------

Totals                                              $47,309     $   535     $   290     $47,554
                                                    =======     =======     =======     =======

Held-to-Maturity Securities

FHLMC certificates                                  $ 5,258     $    79     $    27     $ 5,310
FNMA certificates                                     5,346          48          95       5,299
GNMA certificates                                     1,927          43           2       1,968
Obligations of states and political                   1,010         166        --         1,176
   subdivisions
                                                    -------     -------     -------     -------

Totals                                              $13,541     $   336     $   124     $13,753
                                                    =======     =======     =======     =======

The amortized cost and fair value of securities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                         First Defiance Financial Corp.

4.     Investment Securities--Continued

                                             Available-for-Sale                       Held-to-Maturity
                                       ----------------------------           ----------------------------
                                        Amortized                             Amortized
                                           Cost          Fair Value              Cost           Fair Value
                                        ----------       ----------           ---------          ---------
                                                                (In thousands)
Due in one year or less                 $    4,550       $    4,544           $     441          $     442
Due after one year through
   five years                               31,618           31,018               1,045              1,076
Due after five years through
   ten years                                 6,991            6,742                 406                453
Due after ten years                          3,122            2,677               8,003              7,982
                                        ----------       ----------           ---------          ---------
                                            46,281           44,981               9,895              9,953

Adjustable rate mortgage-backed
   security mutual
   funds                                     8,981            8,662                   -                  -
Equity securities                              343              303                   -                  -
                                        ----------       ----------           ---------          ---------

Totals                                  $   55,605       $   53,946           $   9,895          $   9,953
                                        ==========       ==========           =========          =========


5.     Loan Commitments and Delinquencies

Loan commitments are made to accommodate the financial needs of First Defiance's customers. The associated credit risk is essentially the same as that involved in extending loans to customers and is subject to First Defiance's normal credit policies. Collateral such as mortgages on property and equipment, receivables and inventory is obtained based on management's credit assessment of the customer. At December 31, 1999, First Defiance's outstanding commitments to fund long-term mortgage loans amounted to approximately $2,353,000 which were comprised of approximately 42% fixed rate and 58% adjustable rate loans with rates ranging from 7.50% to 9.125%. First Defiance's commitment to sell long term mortgage loans amounted to $209,102,000 as of December 31, 1999. First Defiance's maximum exposure to credit loss for loan commitments (unfunded loans, unused lines of credit and letters of credit) was $78,996,000 at December 31, 1999.

Unpaid balances of mortgage and installment loans with contractual payments delinquent 90 days or more totaled $13,826,000 at December 31, 1999 and $12,854,000 at December 31, 1998. First Federal does not anticipate any significant losses in the collection of these delinquent loans in excess of the allowance for loan losses.

                         First Defiance Financial Corp.

5.     Loan Commitments and Delinquencies--Continued

Impaired loans having recorded investments of $570,000 at December 31, 1999 and 1998 has been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 1999 and 1998 was $570,000. The total allowance for loan losses related to these loans was $402,000 at December 31, 1999 and 1998. Interest received and recorded in income during 1999, 1998 and 1997 on impaired loans included interest received and recorded in income prior to such impaired loan designation amounted to $36,000, $155,000 and $53,000, respectively.

Loans having carrying values of $2.5 million and $2.1 million were transferred to real estate and other assets held for sale in 1999 and 1998, respectively.

First Defiance is not committed to lend additional funds to debtors whose loans have been modified.

6.     Loans Receivable

                                                                   December 31
                                                                1999         1998
                                                              --------     --------
                                                                 (In thousands)
Loans receivable consist of the following at December 31:
  Mortgage loans:
     Secured by one-to-four-family residences                 $220,390     $245,206
     Secured by other properties                                21,502       27,454
     Construction loans                                          7,808        8,258
     Other mortgage loans                                        2,156        2,745
                                                              --------     --------
                                                               251,856      283,663
   Other loans:
     Automobile                                                 55,673       75,166
     Mobile home                                                    46        3,117
     Commercial                                                138,125       70,109
     Home equity and improvement                                22,781       18,168
     Other                                                       8,653       12,002
                                                              --------     --------
                                                               225,278      178,562
                                                              --------     --------
Total mortgage and other loans                                 477,134      462,225

Deduct:
   Undisbursed loan funds                                        3,291        3,250
   Net deferred loan origination fees and costs                    764          612
   Allowance for loan losses                                     7,758        9,789
                                                              --------     --------

Totals                                                        $465,321     $448,574
                                                              ========     ========

                         First Defiance Financial Corp.

6.     Loans Receivable--Continued

Changes in the allowance for mortgage and other loan losses were as follows:

                                             Year Ended December 31
                                       1999         1998          1997
                                     -------      -------      -------
                                               (In thousands)
Balance at beginning of year         $ 9,789      $ 2,686      $ 2,217
Charge-offs                           (4,235)      (2,080)      (1,341)
Recoveries                               279          220          197
                                     -------      -------      -------
Net charge-offs                       (3,956)      (1,860)      (1,144)
Acquired allowance of The Leader        --          1,194         --
Provision charged to income            1,925        7,769        1,613
                                     -------      -------      -------

Balance at end of year               $ 7,758      $ 9,789      $ 2,686
                                     =======      =======      =======

Interest income on mortgage and other loans is as follows:

                                                Year Ended December 31
                                        1999             1998              1997
                                       -------          -------          -------
                                                     (In thousands)
Mortgage loans                         $32,453          $28,695          $23,259
Other loans                             17,474           14,674           14,043
                                       -------          -------          -------

Totals                                 $49,927          $43,369          $37,302
                                       =======          =======          =======

                                       74

                         First Defiance Financial Corp.

7.     Mortgage Banking

The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows:

                                                  Year Ended December 31
                                             1999          1998           1997
                                           --------      --------      --------
                                                       (In thousands)
Balance at beginning of period             $ 76,452      $    188      $    121
Acquired in purchase of The Leader             --          65,804          --
Loans sold, servicing retained               35,909        12,428            84
Purchased                                      --           3,417          --
Proceeds from sale of MSR's                  (2,610)         --            --
Gain on sale of MSR's                           479          --            --
Amortization                                (12,711)       (5,385)          (17)
                                           --------      --------      --------

Balance at end of period                   $ 97,519      $ 76,452      $    188
                                           ========      ========      ========

Accumulated amortization of MSRs aggregates approximately $17.5 million, $5.4 million, and $19,000 at December 31, 1999, 1998 and 1997, respectively.

At December 31, 1999, the estimated fair value of the servicing rights was $137.0 million, as determined using a mortgage servicing rights valuation model.

The Company's servicing portfolio (excluding subserviced loans) is comprised of the following:

                                                    December 31
                                       1999                         1998
                               ----------------------------------------------------
                             Number of     Principal        Number of   Principal
                               Loans      Outstanding         Loans     Outstanding
                               ----------------------------------------------------
                                             (Dollars in thousands)
GNMA                           66,587     $4,292,854         57,204     $3,375,844
FNMA                           11,572        725,372         11,058        684,107
FHLMC                           2,463        103,618          2,273         82,500
Other VA, FHA, and
    conventional loans         16,069        917,219         12,235        713,418
                               ------     ----------         ------     ----------

Totals                         96,691     $6,039,063         82,770     $4,855,869
                               ======     ==========         ======     ==========

                                       75

                         First Defiance Financial Corp.

7.     Mortgage Banking--Continued

The components of mortgage banking income, net of amortization are as follows:

                                                  Year Ended December 31
                                             1999           1998         1997
                                           -------------------------------------
                                                       (In thousands)
Loan servicing fee income                  $ 25,040      $ 10,697      $     84
Late charges                                  3,116         1,374          --
                                           --------      --------      --------
Total mortgage banking income                28,156        12,071            84
Gain on sale of loans                         7,081         3,405           116
Gain on sale of MSR's                           479          --            --
Amortization of mortgage servicing
   rights                                   (12,711)       (5,385)          (17)
                                           --------      --------      --------

Totals                                     $ 23,005      $ 10,091      $    183
                                           ========      ========      ========

8.     Premises and Equipment

Premises and equipment are summarized as follows:

                                                                 December 31
                                                           1999            1998
                                                          -------        -------
                                                               (In thousands)
Cost:
   Land                                                   $ 2,570        $ 2,281
   Buildings                                               14,774         12,974
   Leasehold improvements                                     466            276
   Furniture, fixtures and equipment                        9,309          7,493
   Construction in process                                    331            408
                                                          -------        -------
                                                           27,450         23,432

   Less allowances for depreciation and
     amortization                                           6,139          4,375
                                                          -------        -------

                                                          $21,311        $19,057
                                                          =======        =======

                                       76

                         First Defiance Financial Corp.

8.     Premises and Equipment--Continued

Interest capitalized on construction projects amounted to approximately $22,300 and $11,600 for the years ended December 31, 1999 and 1998, respectively.

The Leader leases office space from a partnership whose controlling partners include officers of the Leader. The five year lease agreement provides for annual base rents of $436,000 plus additional rents based on increases in operating expenses and taxes. There were no outstanding amounts payable under the lease agreement as of December 31, 1999.

9.     Deposits

The following schedule sets forth interest expense by type of savings deposit:

                                                      Years Ended December 31
                                                 1999         1998         1997
                                               -------      -------      -------
                                                         (In thousands)
Checking and money market accounts             $ 2,180      $ 1,770      $ 1,400
Savings accounts                                   879        1,096        1,625
Certificates                                    16,852       15,486       15,051
                                               -------      -------      -------
                                                19,911       18,352       18,076

Less interest capitalized                           22           12           84
                                               -------      -------      -------

Totals                                         $19,889      $18,340      $17,992
                                               =======      =======      =======

At December 31, 1999, accrued interest payable amounted to $1,339,000 which was comprised of $1,242,000, $92,000 and $5,000 for certificates, checking and money market accounts, and savings accounts, respectively.

A summary of deposit balances is as follows:

                                                               December 31
                                                        1999              1998
                                                      --------          --------
                                                             (In thousands)
Savings accounts                                      $ 49,217          $ 54,624
Checking accounts                                       51,969            53,778
Money Market demand accounts                            46,692            33,914
Certificates of deposit                                355,091           291,663
                                                      --------          --------

                                                      $502,969          $433,979
                                                      ========          ========

                         First Defiance Financial Corp.

9.     Deposits--Continued

Scheduled maturities of certificates of deposit are as follows:

                                                         December 31,
                                                             1999
                                                        -------------
                                                        (In thousands)

2000                                                    $     293,203
2001                                                           52,263
2002                                                            2,827
2003                                                            3,244
2004                                                            1,804
2005 and thereafter                                             1,750
                                                        -------------
Total                                                   $     355,091
                                                        =============

At December 31, 1999 and 1998 deposits of $125.0 million and $63.7 million, respectively, were in excess of the $100,000 Federal Deposit Insurance Corporation limit. At December 31, 1999 and 1998, $20.9 and $7.7 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000.

10.    Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio and certain securities in its investment portfolio as security for these advances. At December 31, 1999, the total available for collateral amounted to approximately $414.7 million. Advances secured by mortgages must have collateral to exceed borrowings by 150%. Advances secured by investment securities must have 100% collateral. The total level of borrowing is also limited to 25% of total assets. First Federal has a maximum potential to acquire advances of approximately $283.8 million from the FHLB.

The FHLB made a series of fixed rate long-term advances to First Defiance during 1992 and a long-term fixed rate advance under the FHLB Affordable Housing Program in 1995. Additionally, as of December 31, 1999 there were $185.0 million outstanding under various long-term FHLB advance programs.

                         First Defiance Financial Corp.

10.    Advances from Federal Home Loan Bank--Continued

Under one such program, $25.0 million was outstanding with a ten-year maturity and is callable at the option of the FHLB after one year and on each quarter thereafter. Under a second long-term advance program, First Defiance has $10.0 million outstanding for a ten-year term, callable at the option of the FHLB on the advance's five-year anniversary. Under a third program, First Defiance has $25.0 million outstanding for a five-year term, callable at the option of the FHLB on the two-year anniversary. Under a fourth program, First Defiance has $30 million outstanding for a five-year term, callable at the option of the FHLB after six months and on each quarter thereafter. Under a fifth program, First Defiance has $60 million outstanding for a ten year term, callable at the option of the FHLB after six months and on each quarter thereafter. The remaining $35.0 million of long-term advances has a two year term and no call provisions. The total FHLB long-term advances bear a weighted average interest rate of 5.28% at December 31, 1999.

Future minimum payments by fiscal year are as follows:

                                                                (In thousands)
                                                                 ------------

         2000                                                    $     44,993
         2001                                                           8,664
         2002                                                           8,249
         2003                                                          33,068
         2004                                                          36,825
         Thereafter                                                   120,465
                                                                 ------------
         Total minimum payments                                       252,264
         Less amounts representing interest                            64,854
                                                                 ------------

         Totals                                                  $    187,410
                                                                 ============

                         First Defiance Financial Corp.

10.    Advances from Federal Home Loan Bank--Continued

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $78.0 million in short-term advances outstanding at December 31, 1999 ($69.6 million at December 31, 1998). First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 1999, $78.0 million was outstanding under First Defiance's REPO Advance line of credit. The total available under the REPO line is $175.0 million. Amounts are generally borrowed under the REPO line on an overnight basis. Other advances may be borrowed under the FHLB's short-term fixed or LIBOR based programs, however there were no outstanding balances at December 31, 1999. Information concerning short-term advances is summarized as follows:

                                                         Year Ended December 31
                                                        1999                1998
                                                       --------        --------
                                                   (In thousands, except percentages)
Average balance during the year                        $ 88,247        $ 49,462
Maximum month-end balance during the year               136,250          69,645
Average interest rate during the year                      5.29%           5.43%



                         First Defiance Financial Corp.

11.    Notes Payable

Total mortgage warehouse, revolving and term debt is summarized as follows:

                                                                                          December 31
                                                                                      1999          1998
                                                                                    ----------    --------
                                                                                        (in thousands)
Mortgage Warehouse and revolving loans:
   $160,000  revolving  warehouse loan agreement with various banks,  secured by mortgage  loans  held  for  sale,  interest  at  federal  funds  rate  plus
     0.60--1.25% or the LIBOR index plus 1.00% (6.64% weighted average rate at
     December 31, 1999); $112,957,000 available at December 31, 1999                $   47,043    $      -
                                                                                    ----------    --------
   $10,000 revolving line of credit facility, secured by corporate securities, interest at federal funds rate plus 0.75%; $10,000,000 available at
     December 31, 1999                                                                     -             -
                                                                                    ----------    --------

Total mortgage warehouse and revolving loans                                            47,043           -

Term Notes Payable:
   Industrial Development Revenue Bonds payable to Cuyahoga County, secured by real estate and a letter of credit, interest is calculated using a tax exempt rate applicable for the prescribed adjustment period, currently weekly. During 1999 the interest rate ranged from 3.0% to 4.95%. The
     issue matures March 1, 2019.                                                        5,025           -
   Notes payable to the City of Cleveland, recorded at discounted value, secured by real estate with interest at 0% per annum. Balance due at
     maturity on March 1, 2009 is $928,450.                                                569           -
   Note payable to City of Cleveland Housing Trust Fund, secured by real
     estate, interest at 2% per annum, maturing March 1, 2009.                             498           -
   Note payable to bank, secured by real estate, interest at 7% per annum,
     maturing March 1, 2019.                                                                82           -
   Note payable to related party, unsecured with interest at 5% per annum,
     maturing October 1, 2004.                                                             169         196
   Note payable to bank, secured by business assets, interest at 7.5% per
     annum, maturing March 1, 2003.                                                        118         146
   Note payable to bank, unsecured, with interest at 8.75% per annum, maturing
     January 25, 2002. Refinanced March 1, 1999.                                             -          26
                                                                                    ----------    --------
Total term notes payable                                                                 6,461         368
                                                                                    ----------    --------

Total borrowed money                                                                $   53,504    $    368
                                                                                    ==========    ========

                         First Defiance Financial Corp.

11.    Notes Payable -- continued

As of December 31, 1999 the maturities of term notes payable during the next five years and thereafter are as follows (in thousands):

2000                                                      $   209
2001                                                          224
2002                                                          239
2003                                                          241
2004                                                          254
Thereafter                                                  5,294
                                                          -------

                                                          $ 6,461
                                                          =======

12.    Postretirement Benefits

First Federal sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum years of service requirements. Persons who retired prior to April 1, 1997 who completed 20 years of service after age 40 receive full medical coverage at no cost. Such coverage continues for surviving spouses of those participants for one year, after which coverage may be continued provided the spouse pays 50% of the average cost. Persons retiring after April 1, 1997 are provided medical benefits at a cost based on their combined age and years of service at retirement. Surviving spouses are also eligible for continued coverage after the retiree is deceased at a subsidy level that is 10% less than what the retiree is eligible for. Persons retiring before July 1, 1997 receive dental and vision care in addition to medical coverage. Persons who retire after July 1, 1997 are not eligible for dental or vision care, but those retirees and their spouses each receive up to $200 annually in a medical spending account. Funds in that account may be used for payment of uninsured medical expenses.

                         First Defiance Financial Corp.

12.    Postretirement Benefits--Continued

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan:

                                                                    December 31
                                                               1999            1998
                                                              --------       --------
                                                                  (In thousands)
Change in fair value of plan assets:
   Balance at beginning of measurement period                 $      -       $      -
   Employer contribution                                            55             35
   Participant contribution                                          4              3
   Benefits paid                                                   (59)           (38)
                                                              --------       --------
   Balance at end of measurement period                              -              -
Change in benefit obligation:
   Balance at beginning of measurement period                      852            787
   Service cost                                                     34             40
   Interest costs                                                   45             55
   Participant contribution                                          4             (3)
   Actuarial (gains) losses                                       (125)            11
   Benefits paid                                                   (58)           (38)
                                                              --------       --------
   Balance at end of measurement period                            752            852
                                                              --------       --------
Funded status                                                      752            852

Unrecognized prior service cost                                    (51)           (55)
Unrecognized net gain                                              137             17
                                                              --------       --------
Accrued postretirement benefit obligation
   included in accrued interest and other expenses
   in consolidated statement of financial condition           $    838       $    814
                                                              ========       ========

Net periodic postretirement benefit cost includes the following components:

                                                              Year Ended December 31
                                                          1999          1998          1997
                                                         --------      --------      --------
                                                                  (In thousands)
Service cost-benefits attributable to service
   during the period                                     $     34      $     40      $     50
Interest cost on accumulated postretirement benefit
   obligation                                                  45            55            51
Net amortization and deferral                                   -            11            37
                                                         --------      --------      --------

Net periodic postretirement benefit cost                 $     79      $    106      $    138
                                                         ========      ========      ========

                        First Defiance Financial Corp.

12.    Postretirement Benefits--Continued

For measurement purposes, 4.25%, 4.25% and 5.0% annual rates of increase in the per capita cost of covered health care benefits were assumed for 1999, 1998 and 1997. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point for each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by $137,000 and the aggregate of the service and interest cost for the year then ended by $18,000.

The  weighted   average  discount  rate  used  in  determining  the  accumulated postretirement benefit obligation was 6.5% for 1999, 1998 and 1997.

13.    Regulatory Matters

First Defiance and First Federal are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios of Tier I and total capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 1999 and 1998, First Federal meets all capital adequacy requirements to which it is subject.

                         First Defiance Financial Corp.

13.    Regulatory Matters--Continued

The most recent notification from the Office of Thrift Supervision categorized First Federal as well capitalized under the regulatory framework.

The following schedule presents First Federal's regulatory capital ratios:

                                                        Regulatory Capital Standards
                                            ---------------------------------------------------------
                                                    Actual                           Required
                                            ---------------------            -----------------------
                                            Amount          Ratio            Amount            Ratio
                                            ------          -----            ------            -----
                                                     (In thousands, except percentages)
As of December 31, 1999:
   Tangible Capital                    $    51,641           5.41%        $     14,312          1.5%
   Core Capital                             51,641           5.41               38,165          4.0
   Risk-Based Capital                       57,594          10.09               45,668          8.0

As of December 31, 1998:
   Tangible Capital                    $    52,265           6.80%        $     11,537          1.5%
   Core Capital                             52,265           6.80               30,766          4.0
   Risk-Based Capital                       82,187          14.82               44,363          8.0

14.    Income Taxes

The components of income tax expense are as follows:

                                           Years Ended December 31
                                     1999            1998            1997
                                  ----------      ----------     ----------
                                                (In thousands)
Current:
   Federal                        $    4,571      $    3,584     $    2,812
   State                                   -              19            216
   Deferred (credit)                      58          (1,785)           (43)
                                  ----------      ----------     ----------

                                  $    4,629      $    1,818     $    2,985
                                  ==========      ==========     ==========

                         First Defiance Financial Corp.

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

                                                       Years Ended December 31
                                                 1999            1998           1997
                                               ----------      ----------     ----------
                                                             (In thousands)
Tax expense at statutory rate                  $    4,507      $    1,676     $    2,853
Increases (decreases) in taxes from:
   Goodwill amortization                              249              96              -
   State income tax--net of federal tax
     benefit                                            -              13            143
   Tax exempt interest income                        (103)            (84)           (36)
   Other                                              (24)            117             25
                                               ----------      ----------     ----------

Totals                                         $    4,629      $    1,818     $    2,985
                                               ==========      ==========     ==========

                         First Defiance Financial Corp.

14.    Income Taxes--Continued

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of First Defiance's deferred federal income tax assets and liabilities are as follows:

                                                                   December 31
                                                               1999          1998
                                                              -------      -------
                                                                 (In thousands)
Deferred federal income tax assets:
   Net unrealized losses on available-for-sale
        securities                                            $   565      $  --
   Allowance for loan losses                                    2,518        3,907
   Postretirement benefit costs                                   285          277
   Deferred compensation and management
        recognition plans                                         757          530
   State income tax                                                23           29
   Other                                                          224          190
                                                              -------      -------
Total deferred federal income tax assets                        4,372        4,933
Deferred federal income tax liabilities:
   Net unrealized gains on available-for-sale
        securities                                                 --           83
   Mortgage servicing rights                                    5,114        6,272
   FHLB stock dividends                                         1,019          727
   Deferred loan origination fees and costs (net)                 134          333
   Other                                                          337          365
                                                              -------      -------
Total deferred federal income tax liabilities                   6,604        7,780
                                                              -------      -------
Net deferred federal income tax liability                     $(2,232)     $(2,847)
                                                              =======      =======

No valuation allowance was required at December 31, 1999 or 1998.

                         First Defiance Financial Corp.

14.    Income Taxes--Continued

Retained earnings at December 31, 1999 include financial statement tax bad debt reserves of $10.4 million. The Small Business Job Protection Act of 1996 passed on August 20, 1996 eliminated the special bad debt deduction previously granted solely to thrifts. This results in the recapture of past taxes for permanent deductions arising from the "applicable excess reserve," which is the total amount of First Federal's reserve over its base year reserve as of December 31, 1987. The recapture tax is due in six equal annual installments beginning after December 31, 1996. However, deferral of those payments was permitted for up to two years, contingent upon satisfying a specified mortgage origination test for 1997 and 1998 (which was met). At December 31, 1999, First Federal had $830,000 in excess of the base year reserves. Deferred taxes have been provided related to this item. No provision is required to be made for the $9.52 million of base year reserves.

15.    Employee Benefit Plans

Employees of First Federal are eligible to participate in the First Federal Savings and Loan 401(k) Employee Savings Plan ("First Federal 401(k)") if they meet certain age and service requirements. Under the First Federal 401(k), First Federal matches 50% of the participants' contributions, to a maximum of 3% of compensation. The First Federal 401(k) also provides for a discretionary First Federal contribution in addition to the First Federal matching contribution. For the year ended December 31, 1999, First Federal's matching contribution was $171,000 and the discretionary company contribution was $419,000. For the year ended December 31, 1998, First Federal's matching contribution was $92,400 and there was no discretionary company contribution. Prior to 1998, the First Federal 401(k) had been frozen, so there were no contributions to the plan for 1997.

The Leader sponsored The Leader Mortgage Company Savings and Investment Plan and Trust ("The Leader 401(k)"). All employees of The Leader who met certain age and eligibility requirements were eligible to participate. The Leader matched employee contributions to The Leader 401(k) 100% up to federally proscribed limits. Matching contributions to The Leader 401(k) from January 1, 1999 to March 31, 1999 amounted to $70,000. Effective April 1, 1999, The Leader 401(k) was merged into the First Federal 401(k), with all assets and liabilities of The Leader 401(k) becoming assets and liabilities of the First Federal 401(k).

                         First Defiance Financial Corp.

15.    Employee Benefit Plans--Continued

First Insurance and Investments sponsored the Stauffer-Mendenhall Agency Employees Retirement Savings Plan. ("First Insurance 401(k)"). All employees who met certain age and eligibility requirements were eligible to participate. First Insurance matched employee contributions to the First Insurance 401(k) 10% up to federally proscribed limits. Matching contributions to the First Insurance 401(k) from January 1, 1999 to September 30, 1999 amounted to $3,000. Effective October 1, 1999, the First Insurance 401(k) was merged into the First Federal 401(k), with all assets and liabilities of the First Insurance 401(k) becoming assets and liabilities of the First Federal 401(k).

First Federal also has established an Employee Stock Ownership Plan ("ESOP") covering all employees of First Federal and The Leader age 21 or older who have at least one year of credited service. Contributions to the ESOP are made by First Defiance and are determined by First Defiance's Board of Directors at their discretion. The contributions may be made in the form of cash or First Defiance common stock. The annual contributions may not be greater than the amount deductible for federal income tax purposes and cannot cause First Federal to violate regulatory capital requirements.

To fund the plan, the ESOP borrowed funds from First Defiance for the purpose of purchasing shares of First Defiance common stock. The ESOP acquired a total of 863,596 shares in 1993 and 1995. The loan outstanding at December 31, 1999 was $4,357,000. Principal and interest payments on the loan are due in equal quarterly installments through June of 2008. The loan is collateralized by the shares of First Defiance's common stock and is repaid by the ESOP with funds from the Company's contributions to the ESOP, dividends on unallocated shares and earnings on ESOP assets.

As principal and interest payments on the loan are paid, shares are released from collateral and committed for allocation to active employees, based on the proportion of debt service paid in the year. Shares held by the ESOP which have not been released for allocation are reported as stock acquired by the ESOP plan in the statement of financial condition. As shares are released, First Defiance records compensation expense equal to the average fair value of the shares over the period in which the shares were earned. Also, the shares released for allocation are included in the average shares outstanding for earnings per share computations. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as additional ESOP expense. ESOP compensation expense was $470,000, $579,000 and $1,025,000 for 1999, 1998 and 1997, respectively. As of December 31, 1999, 450,643 ESOP shares have been released for allocation of which 438,445 were allocated to participants. The 412,954 unreleased shares have a fair value of $4.3 million at December 31, 1999.

                         First Defiance Financial Corp.

15.    Employee Benefit Plans--Continued

The Shareholders of First Defiance approved and established Management Recognition Plans ("MRP") in 1993 and 1996 to provide directors, officers and employees with a proprietary interest in First Defiance as incentive to contribute to its success. Cash was contributed to the MRP in the form of deferred compensation amounting to $800,000 in 1993 and $2,817,452 in 1996. The $800,000 contributed in 1993 was used to purchase 172,722 shares of First Defiance common stock. All shares acquired in 1993 were granted on July 19, 1993. A total of 255,098 of the shares acquired in 1996 have been granted as of December 31, 1999, not including 46,877 shares forfeited by participants who terminated before their shares vested. The shares vest at a rate of 20% per year over five years. First Defiance is amortizing the deferred compensation and recording additions to stockholder's equity as the shares vest. Compensation expense attributable to the MRP amounted to $385,000, $545,000 and $785,000 in 1999, 1998 and 1997 respectively.

First Federal had previously sponsored a defined benefit pension plan that covered substantially all First Federal employees. During 1997, First Federal amended the plan to eliminate all benefits for future service in connection with a termination of the plan, which occurred in 1998. In conjunction with the termination of the plan, all accumulated plan benefits became fully vested and were distributed to participants in August, 1998.

Net periodic pension cost recognized for the year ended December 31, 1997 included the following components (in thousands, except percentages):

Service cost--benefits earned during the period               $    354
Interest cost on projected benefit obligation                      291
Actual (return) loss on plan assets                                 (6)
Net amortization and deferral                                       10
                                                              --------

Net periodic pension cost                                     $    649
                                                              ========

Weighted average discount rate                                       6%
Rate of increase in future compensation levels                       -
Expected long-term rate of return on plan assets                     5%


                                       90

                         First Defiance Financial Corp.

16.    Stock Option Plans

First Defiance has established incentive stock option plans for its directors and its employees and has reserved 1,033,485 shares of common stock for issuance under the plans. A total of 773,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of December 31, 1999, 871,426 options (654,108 for employees and 217,318 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. There are 321,785 options granted under the 1993 plan that are currently exercisable while there are 607,462 options granted under the 1996 plan that vest at 20% per year beginning in 1997. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or five years after the retirement date for the 1993 plan and on the earlier of the scheduled expiration date or twelve months after the retirement date for the 1996 plan.

FASB Statement No. 123, Accounting for Stock-Based Compensation defines a fair value-based method of accounting for stock-based employee compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. While the standard encourages entities to adopt this method of accounting for employee stock compensation plans, it also allows an entity to continue to measure compensation costs for its plans as prescribed in APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." First Defiance has elected to continue to apply APB 25.

The following pro forma information regarding net income and earnings per share assumes the adoption of Statement No. 123 for stock options. The estimated fair value of the option is amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                         December 31
                                                            1999              1998             1997
                                                            ----              ----             ----
Risk free interest rate                                    5.56%             5.92%            6.23%
Dividend yield                                             2.49%             2.70%            2.68%
Volatility factors of expected market
   price of stock                                          0.267%            0.282%           0.319%
Weighted average expected life                           7.49 years        8.15 years       7.5 years
Weighted average grant date fair value
   of options granted                                     $  3.48           $  3.38          $  2.83

                                       91

                         First Defiance Financial Corp.

16.    Stock Option Plans--Continued

Based upon the above assumptions, pro forma net income and earnings per share are as follows:

                                                 Years Ended December 31
                                           1999            1998           1997
                                       -----------     -----------     ---------
Pro forma net income                   $     8,310     $     2,815     $   5,015
                                       ===========     ===========     =========

Pro forma earnings per share:
   Basic                               $      1.28     $       .38     $     .60
                                       ===========     ===========     =========
   Diluted                             $      1.25     $       .36     $     .58
                                       ===========     ===========     =========

The pro forma effects for 1999, 1998, and 1997 are not likely to be representative of the pro forma effects for future years.

Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, options granted prior to December 31, 1994 do not have fair value pro forma information provided.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because First Defiance's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         First Defiance Financial Corp.

16.    Stock Option Plans--Continued

The following table summarizes stock option activity for 1999 and 1998:

                                              1999                                 1998
                               ------------------------------------ ------------------------------------
                                                  Range of                             Range of
                                  Option           Option              Option           Option
                                  Shares           Prices              Shares           Prices
                               -------------------------------------------------------------------------
Outstanding at January 1           929,247     $4.63 to $15.50           870,140    $4.63 to $13.00
Granted                             49,386    $11.25 to $11.75           183,702   $12.25 to $15.50
Exercised                          (55,219)    $4.63 to $10.50           (95,933)   $4.63 to $13.00
Expired or canceled                (51,988)   $10.50 to $15.50           (28,662)   $4.63 to $13.00
                               -------------------------------------------------------------------------

Outstanding at December 31         871,426     $4.63 to $15.50           929,247    $4.63 to $15.50
                               =========================================================================

Exercisable to:
  2000                              26,209    $4.63 to $10.6575           30,581    $4.63 to $13.00
  2002                              26,000          $4.63                 56,590         $4.63
  2003                             110,569          $4.63                124,214         $4.63
  2004                              21,590          $6.95                 21,590         $6.95
  2006                             430,504   $10.375 to $10.6875         445,104  $10.375 to $10.6875
  2007                              68,966    $12.625 to $13.00           68,966   $10.625 to $13.00
  2008                             138,202    $12.25 to $15.50           182,202   $12.25 to $15.50
  2009                              49,386    $11.25 to $11.75
                               -------------------------------------------------------------------------

                                   871,426     $4.63 to $15.50           929,247    $4.63 to $15.50
                               =========================================================================

Available for future grant
  at December 3l                    10,907                                 8,305
                               =========================================================================

17.    Parent Company And Regulatory Restrictions

Dividends paid by First Federal to First Defiance are subject to various legal and regulatory restrictions. First Federal can initiate dividend payments in 2000, without prior regulatory approval, of $8.5 million, plus an additional amount equal to their net profits for 2000, as defined by statute, up to the date of any such dividend declaration. No dividends were declared in 1999. In 1998, First Federal declared $20 million in dividends to the parent company.

                         First Defiance Financial Corp.

17.    Parent Company And Regulatory Restrictions--Continued

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

                                                                December 31
Statements of Financial Condition                           1999           1998
                                                           -------       -------
Assets                                                         (In thousands)
Cash and cash equivalents                                  $   137       $   775
Investment securities, available for sale,
   carried at fair value                                        67          --
Premises and equipment                                         552          --
Investment in subsidiaries                                  85,684        66,440
Subordinated debt receivable from First Federal               --          22,400
Loan receivable from First Federal Employee
   Stock Ownership Plan                                      4,357         4,678
Other assets                                                   111           103
                                                           -------       -------

Total assets                                               $90,908       $94,396
                                                           =======       =======

Liabilities and stockholders' equity
Accrued liabilities                                        $ 1,492       $   686
Stockholders' equity                                        89,416        93,710
                                                           -------       -------

Total liabilities and stockholders' equity                 $90,908       $94,396
                                                           =======       =======

                                                     Year Ended December 31
Statements of income                           1999          1998         1997
                                              -------      -------      -------
                                                        (In thousands)
   Interest income                            $  --        $  --        $   191
   Interest on subordinated debt                  895        1,063        2,475
   Interest on loan to ESOP                       392          419          454
   Interest expense on notes payable               (5)        --           --
   Other income                                    25         --           --
   Gain on sale of investments                   --           --             59
   Non-interest expense                          (758)        (350)        (290)
                                              -------      -------      -------
   Income before income taxes and equity
     in earnings of subsidiaries                  549        1,132        2,889
   Income tax expense                             343          399        1,124
                                              -------      -------      -------
   Income before equity in earnings
     of subsidiaries                              206          733        1,765
   Equity in earnings of subsidiaries           8,417        2,378        3,642
                                              -------      -------      -------

Net income                                    $ 8,623      $ 3,111      $ 5,407
                                              =======      =======      =======

                         First Defiance Financial Corp.

17.    Parent Company And Regulatory Restrictions--Continued

                                                                          Year Ended December 31
                                                                     1999          1998          1997
                                                                   ---------     ---------     ---------
                                                                             (In thousands)
Statements of cash flows Operating activities:
Net income                                                         $   8,623    $    3,111    $    5,407
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for depreciation                                        7             -             -
         Loss on sale of office properties and equipment                  29             -             -
         Gain on sale of securities                                        -             -           (58)
         Provision for depreciation                                        7             -             -
         Loss or sale of office properties and equipment                  29             -             -
         Deferred federal income taxes (credit)                          (19)          (86)           10
         Equity in earnings of subsidiaries                           (8,417)       (2,378)       (3,642)
         Dividends received from subsidiary                                -        20,000             -
         Change in other assets and liabilities                          825        (8,401)        8,374
                                                                   ---------     ---------     ---------
Net cash provided by operating activities                              1,048        12,246        10,091

Investing activities:
   Loan to subsidiary                                                      -       (20,000)            -
   Proceeds from sale of available-for-sale securities                     -             -         7,052
   Proceeds from sale of office properties and equipment                 416             -             -
   Principal payments received for subordinated debt                  22,400        27,600             -
   Purchase Insurance Center of Defiance                                   -           (50)            -
   Principal payments received on ESOP loan                              321           294           466
   Purchase of available-for-sale securities                             (70)            -          (112)
   Purchase of premises and equipment                                 (1,004)            -             -
                                                                   ---------     ---------     ---------
Net cash provided by investing activities                             22,063         7,844         7,406

Financing activities:
   Stock options exercised                                               417           868           160
   Purchase of common stock for treasury                             (10,394)      (18,073)      (14,547)
   Capital contribution to subsidiaries                              (11,080)            -             -
   Cash dividends paid                                                (2,692)       (2,781)       (2,783)
                                                                   ---------     ---------     ---------
Net cash used in financing activities                                (23,749)      (19,986)      (17,170)
                                                                   ---------     ---------     ---------

Net (decrease) increase in cash and cash equivalents                    (638)          104           327
Cash and cash equivalents at beginning of year                           775           671           344
                                                                   ---------     ---------     ---------

Cash and cash equivalents at end of year                           $     137     $     775     $     671
                                                                   =========     =========     =========
Non cash operating activities--change in deferred taxes
   on net unrealized losses on available-for-sale securities       $      (1)    $       -     $       -
                                                                   =========     =========     =========
Non cash investing activities--change in
   net unrealized loss on available-for-sale securities            $      (3)    $       -     $       -
                                                                   =========     =========     =========
Non cash financing activities--cash
   dividends declared but not paid                                 $     703     $     710     $     720
                                                                   =========     =========     =========

                         First Defiance Financial Corp.

18.    Fair Value Statement of Consolidated Financial Condition

The following is a comparative condensed consolidated statement of financial condition based on carrying and estimated fair values of financial instruments as of December 31, 1999 and 1998. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance Financial Corp.

                                          December 31, 1999                December 31, 1998
                                    -------------------------------- --------------------------------
                                       Carrying       Estimated         Carrying       Estimated
                                        Value        Fair Values          Value       Fair Values
                                    -----------------------------------------------------------------
                                                            (In thousands)
Assets:
   Cash and cash equivalents           $    16,236    $    16,236      $    20,506     $    20,506
   Investment securities                    93,646         93,704           61,095          61,307
   Loans, net                              702,943        699,987          568,484         573,396
                                       -----------    -----------      -----------     -----------
                                           812,825    $   809,927          650,085     $   655,209
                                                      ===========                      ==========
Other assets                               175,169                         135,314
                                      ------------                     -----------

Total assets                           $   987,994                     $   785,399
                                       ===========                     ===========
Liabilities and stockholders'
  equity:
    Deposits                           $   502,969    $   502,800      $   433,979     $   434,199
    Advances from Federal Home
     Loan Bank                             265,410        265,169          168,142         168,143
    Warehouse and term notes
     payable                                53,504         53,504              368             368
    Advance payments by
     borrowers for taxes and
     insurance                              61,542         61,542           77,334          77,334
                                       -----------    -----------      -----------     -----------
                                           883,425    $   883,015          679,823     $   680,044
                                                      ===========                      ===========
Other liabilities                           15,153                          11,866
                                      ------------                     -----------
                                           898,578                         691,689
Stockholders' equity                        89,416                          93,710
                                      ------------                     -----------
Total liabilities and
  stockholders' equity                $    987,994                     $   785,399
                                      ============                     ===========

                         First Defiance Financial Corp.

19.    Acquisitions

On December 24, 1998, First Defiance completed the acquisition of the Insurance Center of Defiance in a stock transaction valued at $2.1 million. The acquisition has been accounted for as a purchase. First Defiance could be subject to additional contingent consideration of up to $400,000 if certain earnings criteria are met.

On September 1, 1999, First Insurance completed the asset acquisition of the Defiance office of Insurance and Risk Management in a cash transaction valued at $1.9 million. The acquisition has been accounted for as a purchase.

On July 1, 1998, First Federal completed the acquisition of The Leader, in a cash transaction. At the date of acquisition, The Leader had assets of $197.3 million and equity of $14.0 million. The cash price of $34.9 million, including $2 million held in escrow for indemnifiable claims, exceeded the fair value of net assets acquired by approximately $11.3 million, which was recorded as goodwill.

On May 31, 1999, The Leader exchanged a debt position in a partnership that owned a Cleveland area apartment complex for a 100% ownership position.

Unaudited pro forma revenues, net income, basic and diluted earnings per share for the years ended December 31, 1998 and 1997 had the purchase business combinations been completed on January 1, 1997 were as follows:

                                               Year Ended December 31
                                             1998                 1997
                                          -----------          ----------
                                             (In thousands, except
                                               per share amounts)

Revenues                                  $   85,386           $   79,937
Net income                                $    3,449           $    4,075
Basic net income per share                $      .46           $      .49
Diluted net income per share              $      .44           $      .47

On a proforma basis, the First Insurance, Insurance and Risk Management, and Cleveland partnership transactions were not considered to have a material impact, and were therefore excluded from this disclosure.

                         First Defiance Financial Corp.

19.    Acquisitions--Continued

The Company expects to achieve operating cost savings primarily through the utilization of lower cost sources of funding, the use of The Leader's custodial escrow balances to reduce First Federal's cost of funds, consolidation of back office functions, and the elimination of redundant expenses. The operating cost savings are expected to be achieved in various amounts at various times during the years subsequent to the acquisitions of The Leader and First Insurance and not ratably over, or at the beginning or end of, such periods. No adjustment has been reflected in the pro forma disclosures to reflect these anticipated cost savings.

Net assets acquired in the acquisitions are as follows:

                                                        1999              1998
                                                      --------          --------
                                                            (In thousands)
Assets:
   Loans held for sale                                $   --            $116,672
   Mortgage servicing rights                              --              65,804
   Loans receivable                                       --              14,800
   Goodwill                                              1,867            13,615
   Cash                                                    217             4,431
   Property                                                 29              --
   Other assets                                          6,274            12,037

Liabilities assumed:
   Warehouse and term notes                              6,153           179,958
   Other                                                   316            10,691
                                                      --------          --------

                                                      $  1,918          $ 36,710
                                                      ========          ========

                         First Defiance Financial Corp.

20.    Line of Business Reporting

First Defiance operates two major lines of business. Retail banking, which consists of the operations of First Federal, includes direct and indirect lending,  deposit-gathering,  small business  services,  commercial  lending and consumer finance. Mortgage banking, which consists of the operations of The Leader, includes buying and selling mortgages to the secondary market and the subsequent servicing of these sold loans. The business units are identified by the channels through which the product or service is delivered. The accounting policies of the individual business units are the same as those of First
Defiance as described in Note 2. The retail-banking unit funds the mortgage-banking unit and an investment/funding unit within the retail-banking unit centrally manages interest rate risk. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

The parent unit is comprised of the operations of First Insurance & Investments and inter-segment income eliminations and unallocated expenses. Selected segment information is included in the following table for 1999 and 1998 only, as there were no distinct segments until July 1, 1998.

                                                                1999
                                      -------------------------------------------------------
                                                                       Retail        Mortgage
                                      Consolidated     Parent          Banking       Banking
                                      ------------     ------          -------       -------
                                                            (In thousands)
Total interest income                   $  53,379     $ (13,960)     $  54,388     $  12,951
Total interest expense                     31,582       (15,231)        35,657        11,156
                                        ---------     ---------      ---------     ---------
Net interest income                        21,797         1,271         18,731         1,795
Provision for loan losses                   1,925             6            149         1,770
                                        ---------     ---------      ---------     ---------
Net interest income after
     provision                             19,872         1,265         18,582            25
Non-interest income                        40,794         1,039          3,747        36,008
Non-interest expense                       47,414         1,824         16,023        29,567
                                        ---------     ---------      ---------     ---------
Income before income taxes                 13,252           480          6,306         6,466
Income taxes                                4,629           374          1,850         2,405
                                        ---------     ---------      ---------     ---------
Net income                              $   8,623     $     106      $   4,456     $   4,061
                                        =========     =========      =========     =========

Total assets                            $ 987,994     $(362,172)     $ 926,139     $ 424,027
                                        =========     =========      =========     =========

                         First Defiance Financial Corp.

20.    Line of Business Reporting--Continued

                                                                1998
                                      -----------------------------------------------------
                                                                      Retail       Mortgage
                                      Consolidated      Parent        Banking       Banking
                                      ------------      ------        -------       -------
                                                               (In thousands)
Total interest income                   $  49,056     $    (510)     $  44,688     $   4,878
Total interest expense                     26,946        (1,992)        24,685         4,253
                                        ---------     ---------      ---------     ---------
Net interest income                        22,110         1,482         20,003           625
Provision for loan losses                   7,769          --            7,418           351
                                        ---------     ---------      ---------     ---------
Net interest income after provision
                                           14,341         1,482         12,585           274
Non-interest income                        17,528          (144)         3,410        14,262
Non-interest expense                       26,940           206         14,536        12,198
                                        ---------     ---------      ---------     ---------
Income before income taxes                  4,929         1,132          1,459         2,338
Income taxes                                1,818           399            513           906
                                        ---------     ---------      ---------     ---------
Net income                              $   3,111     $     733      $     946     $   1,432
                                        =========     =========      =========     =========

Total assets                            $ 785,399     $(231,950)     $ 785,282     $ 232,067
                                        =========     =========      =========     =========

                         First Defiance Financial Corp.

21.    Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

1999                                            Three Months Ended 1999
                                    -----------------------------------------------
                                    March 31    June 30   September 30  December 31
                                    --------    -------   ------------  -----------
                                        (In thousands, except per share amounts)
Interest income                      $12,481     $12,678     $13,732     $14,488
Interest expense                       6,757       7,122       8,270       9,433
                                     -------     -------     -------     -------
Net interest income                    5,724       5,556       5,462       5,055

Provision for loan losses                512         202         429         782
                                     -------     -------     -------     -------
Net interest income (loss) after
  provision for loan
  losses                               5,212       5,354       5,033       4,273

Gain on sale of securities              --          --             1        --
Non-interest income                    8,993       9,814      10,231      11,755
Non-interest expense                  11,115      11,556      12,034      12,709
                                     -------     -------     -------     -------
Income (loss) before
  income taxes                         3,090       3,612       3,231       3,319
Income taxes                           1,132       1,241       1,139       1,117
                                     -------     -------     -------     -------

Net income                           $ 1,958     $ 2,371     $ 2,092     $ 2,202
                                     =======     =======     =======     =======

Earnings per share:
   Basic                             $  0.29     $  0.37     $  0.32     $  0.35
                                     =======     =======     =======     =======
   Diluted                           $  0.28     $  0.36     $  0.32     $  0.34
                                     =======     =======     =======     =======

Average shares outstanding:
   Basic                               6,705       6,489       6,447       6,324
                                     =======     =======     =======     =======
   Diluted                             6,925       6,670       6,627       6,497
                                     =======     =======     =======     =======

                         First Defiance Financial Corp.

1998                                            Three Months Ended 1999
                                    -----------------------------------------------
                                    March 31    June 30   September 30  December 31
                                    --------    -------   ------------  -----------
                                        (In thousands, except per share amounts)
Interest income                      $ 11,342     $ 11,322     $ 12,976     $ 13,416
Interest expense                        5,527        5,589        7,985        7,845
                                     --------     --------     --------     --------
Net interest income                     5,815        5,733        4,991        5,571

Provision for loan losses                 448          239        1,039        6,043
                                     --------     --------     --------     --------
Net interest income (loss) after
  provision for loan
  losses                                5,367        5,494        3,952         (472)

Non-interest income                       484          585        8,875        7,584
Non-interest expense                    3,559        3,763       10,247        9,371
                                     --------     --------     --------     --------
Income (loss) before
  income taxes                          2,292        2,316        2,580       (2,259)
Income taxes (credit)                     784          771          919         (656)
                                     --------     --------     --------     --------

Net income (loss)                    $  1,508     $  1,545     $  1,661     $ (1,603)
                                     ========     ========     ========     ========

Earnings (loss) per share:
   Basic                             $    .20     $    .21     $    .22     $   (.22)
                                     ========     ========     ========     ========
   Diluted                           $    .19     $    .20     $    .21     $   (.22)
                                     ========     ========     ========     ========

Average shares outstanding:
   Basic                                7,606        7,464        7,513        7,370
                                     ========     ========     ========     ========
   Diluted                              7,985        7,814        7,786        7,658
                                     ========     ========     ========     ========


                         Report of Independent Auditors


To the Stockholders and the Board of Directors
First Defiance Financial Corp.


We have audited the consolidated statements of financial condition of First Defiance Financial Corp. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Defiance Financial Corp. at December 31, 1999 and 1998, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP
                                                            --------------------
                                                               Ernst & Young LLP


Cleveland, Ohio
January 21, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.
                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information required herein is incorporated by reference from pages 6 through 12 of the definitive proxy statement dated March 20, 2000. Otherwise, the requirements of this Item 10 are not applicable.

Item 11. Executive Compensation

         The information required herein is incorporated by reference from page 13 of the definitive proxy statement dated March 20, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference from page 3 of the definitive proxy statement dated March 20, 2000.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from page 20 of the definitive proxy statement dated March 20, 2000.



                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statements

         The following consolidated financial statements are filed as a part of this document under "Item 8. Financial Statements and Supplementary Data."

         Consolidated Statements of Financial Condition at December 31, 1999 and 1998.

         Consolidated Statements of Income for each year in the three-year period ended December 31, 1999.

         Consolidated Statements of Stockholders' Equity for each year in the three-year period ended December 31, 1999.

         Consolidated Statements of Cash Flows for each year in the three-year period ended December 31, 1999.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

(a)  (2)   Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are included in the Notes to Financial Statements incorporated herein by reference and therefore have been omitted.

(a) (3)    Exhibits

     The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

     Exhibit
      Number                                    Description
--------------------------------------------------------------------------------

        3.1        Articles of Incorporation                                 *
        3.2        Form of Code of Regulations                               *
        3.2        Bylaws                                                    *
        4.1        Specimen Stock Certificate                                *
       10.1        1996 Stock Option Plan                                   **
       10.2        1996 Management Recognition Plan and Trust               ***
       10.3        1993 Management Recognition Plan and Trust                *
       10.4        1993 Stock Incentive Plan                                 *
       10.5        1993 Directors' Stock Option Plan                         *
       10.6        Employment Agreement with Don C. Van Brackel              *
       21.1        List of Subsidiaries of the Company                     ****
       23.1        Consent of Independent Auditors                         ****
         27        Financial Data Schedule                                 ****

* Incorporated herein by reference to the like numbered exhibit in the Registrant's Form S-1 (File No. 33-93354).
** Incorporated herein by reference to Appendix A to the 1996 Proxy Statement. *** Incorporated herein by reference to Appendix B to the 1996 Proxy Statement. **** Included herein.

(b)      Reports on Form 8-K

       None

(c)      Exhibits

       See (a)(3) above for all exhibits filed herewith or incorporated herein by reference to documents previously filed and the Exhibit Index.

(d) Financial Statements excluded from Annual Report to Shareholders pursuant to Rule 14a3(b)

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

                                                 FIRST DEFIANCE FINANCIAL CORP.


March 20, 2000                                   By:    /s/ William J. Small
                                                        --------------------
                                                        William J. Small
                                                        Chairman, President, CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2000.

         Signature                                   Title
         ---------                                   -----

/s/ William J. Small                   Chairman of the Board, President and
--------------------                   CEO
William J. Small

/s/ John C. Wahl                       Executive Vice President and CFO
----------------
John C. Wahl

/s/ Don C. Van Brackel                        Director, Vice Chairman
----------------------
Don C. Van Brackel

/s/ Stephen L. Boomer                         Director
---------------------
Stephen L. Boomer

/s/ Dr. Douglas A. Burgei                     Director
-------------------------
Dr. Douglas A. Burgei

/s/ Peter A. Diehl                            Director
------------------
Peter A. Diehl

/s/ Dr. John U. Fauster, III                  Director
----------------------------
Dr. John U. Fauster, III

/s/ Dr. Marvin J. Ludwig                      Director
------------------------
Dr. Marvin J. Ludwig

/s/ Gerald W. Monnin                          Director
--------------------
Gerald W. Monnin

/s/ Thomas A. Voigt                           Director
-------------------
Thomas A. Voigt