Form 10-Q
period 2000-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2000-05-15
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For Period Ended March 31, 2000


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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,848,592 shares outstanding at May 8, 2000.

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.-FINANCIAL INFORMATION

 Item 1.     Consolidated Condensed Financial Statements (Unaudited):

             Consolidated Condensed Statements of Financial
             Condition - March 31, 2000 and December 31, 1999              1

             Consolidated Condensed Statements of Income -
             Three months ended March 31, 2000 and 1999                    3

             Consolidated Condensed Statement of Changes in
             Stockholders' Equity - Three months ended
             March 31, 2000                                                4

             Consolidated Condensed Statements of Cash Flows
             - Three months ended March 31, 2000 and 1999                  6


             Notes to Consolidated Condensed Financial Statements          8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          14

Item 3.      Quantitative and Qualitative Disclosures about
             Market Risk                                                  23

PART II.     OTHER INFORMATION:

 Item 1.     Legal Proceedings                                            24

 Item 2.     Changes in Securities                                        24

 Item 3.     Defaults upon Senior Securities                              24

 Item 4.     Submission of Matters to a Vote of Security Holders          24

 Item 5.     Other Information                                            24

 Item 6.     Exhibits and Reports on Form 8-K                             24

             Signatures                                                   25

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Financial Condition
                                         (UNAUDITED)
                        (Amounts in Thousands, except for share data)

--------------------------------------------------------------------------------------------

                                                       March 31,2000       December 31, 1999
                                                       -------------       -----------------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                            $ 11,231            $ 13,102
     Interest-bearing deposits                                  --                 3,134
                                                            --------            --------
                                                              11,231              16,236
Securities:
     Available-for-sale, carried at fair value                53,264              53,946
     Trading, carried at fair value                            3,931              29,805
     Held-to-maturity, carried at amortized cost
         (approximate fair value $9,467 and $9,953
         at March 31, 2000 and December 31,
         1999, respectively)                                   9,428               9,895
                                                            --------            --------
                                                              66,623              93,646
Loans held for  sale (at  lower of cost or fair  value,
     approximate  fair  value $189,362 and $237,622 at
     March 31, 2000 and December 31,1999, respectively)      189,362             237,622
Loans receivable, net                                        477,882             465,321
Mortgage servicing rights                                    104,684              97,519
Accrued interest receivable                                    5,180               3,868
Federal Home Loan Bank stock                                  14,428              14,181
Office properties and equipment                               21,249              21,311
Real estate, mobile homes and other
     assets held for sale                                      2,359               2,557
Goodwill, net                                                 14,515              14,699
Other assets                                                  23,277              21,034
                                                            --------            --------

Total assets                                                $930,790            $987,994
                                                            ========            ========

See accompanying notes.

                                FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Financial Condition
                                          (UNAUDITED)
                         (Amounts in Thousands, except for share data)
---------------------------------------------------------------------------------------------

                                                           March 31, 2000   December 31, 1999
                                                           --------------   -----------------
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Deposits                                                     $ 511,057         $ 502,969
Advances from Federal Home Loan Bank                           183,570           265,410
Advance payments by borrowers for taxes and insurance           68,992            61,542
Warehouse and term notes payable                                60,230            53,504
Deferred taxes                                                   2,114             2,232
Other liabilities                                               13,517            12,921
                                                             ---------         ---------
Total liabilities                                              839,480           898,578

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued                                                       --                --
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 6,837,510
      and 6,814,156 shares outstanding, respectively                68                68
Additional paid-in capital                                      53,344            53,181
Stock acquired by ESOP                                          (3,451)           (3,664)
Deferred compensation                                             (391)             (458)
Accumulated other comprehensive income,
     net of income taxes of $(586)
     and $(565), respectively                                   (1,137)           (1,096)
Retained earnings                                               42,877            41,385
                                                             ---------         ---------
Total stockholders' equity                                      91,310            89,416
                                                             ---------         ---------

Total liabilities and stockholders' equity                   $ 930,790         $ 987,994
                                                             =========         =========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                                March 31
                                                          2000            1999
                                                       ---------        --------
Interest income:
      Loans                                             $14,309          $11,622
      Investment securities                               1,470              814
      Other                                                  51               45
                                                        -------          -------
Total interest income                                    15,830           12,481
Interest expense:
     Deposits                                             5,623            4,682
     Federal Home Loan Bank advances                      2,887            1,982
     Notes payable                                        1,132               93
                                                        -------          -------
Total interest expense                                    9,642            6,757
                                                        -------          -------
Net interest income                                       6,188            5,724
Provision for loan losses                                 1,408              512
                                                        -------          -------
Net interest income after provision
     for loan losses                                      4,780            5,212
Non-interest income:
     Mortgage banking income                              8,104            6,509
     Gain on sale of loans                                1,945            1,563
     Other non-interest income                            1,794              921
                                                        -------          -------
Total non-interest income                                11,843            8,993
Non-interest expense                                     13,249           11,115
                                                        -------          -------
Income before income taxes                                3,374            3,090
Income taxes                                              1,173            1,132
                                                        -------          -------

Net income                                              $ 2,201          $ 1,958
                                                        =======          =======

Earnings per share: (Note 4)
     Basic                                              $   .35          $   .29
                                                        =======          =======
     Diluted                                            $   .35          $   .28
                                                        =======          =======

Dividends declared per share (Note 3)                   $   .11          $   .10
                                                        =======          =======

Average number of shares
     Outstanding: (Note 4)
              Basic                                       6,232            6,705
                                                        =======          =======
              Diluted                                     6,376            6,925
                                                        =======          =======

See accompanying notes

                                  FIRST DEFIANCE FINANCIAL CORP.

                Consolidated Condensed Statement of Changes in Stockholders' Equity
                                            (UNAUDITED)
                                      (Amounts in Thousands)

--------------------------------------------------------------------------------------------------

                                                                     2000
                                              ----------------------------------------------------
                                                                             Stock Acquired By
                                                                         -------------------------
                                                        Additional                      Management
                                              Common      Paid-in                      Recognition
                                              ------      -------                      -----------
                                               Stock      Capital          ESOP           Plan

Balance at December 31, 1999                    $68       $53,181        $(3,664)       $  (458)

Comprehensive income:
     Net income
     Change in unrealized gains (losses)
         net of income taxes of $22
Total comprehensive income

ESOP shares released                                           61            213

Amortization of deferred compensation
    of Management Recognition Plan                                                           67

Shares issued under stock option plan                         107

Purchase of common stock for
    treasury                                                   (5)

Dividends declared (Note 3)


Balance at March 31, 2000                      $ 68       $53,344        $(3,451)         $(391)
                                               ====       =======        =======          =====


See accompanying notes

                                           FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                                     (UNAUDITED)
                                               (Amounts in Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                     2000                                 1999
                                             --------------------------------------------------      --------------
                                               Net Unrealized
                                              gains (losses) on                        Total              Total
                                               available-for-        Retained      Stockholders'      Stockholder's
                                               sale securities       Earnings         Equity             Equity
                                               ---------------       --------         ------             ------

Balance at December 31, 1999                        $(1,096)          $41,385          $89,416           $93,710

Comprehensive income:
     Net income                                                         2,201            2,201             1,958
     Change in unrealized gains (losses)
          net of income taxes of $22                    (41)                               (41)              (59)
                                                                                           ----              ----
Total comprehensive income                                                               2,160             1,899

ESOP shares released                                                                       274               328

Amortization of deferred compensation
of Management Recognition Plan                                                              67               100

Shares issued under stock option plan                                                      107               233

Purchase of common stock for
    treasury                                                               (4)              (9)           (6,163)

Dividends declared (Note 3)                                              (705)            (705)             (669)


                                                    -------           -------          -------           -------
Balance at March 31, 2000                           $(1,137)          $42,877          $91,310           $89,438
                                                    =======           =======          =======           =======


See accompanying notes

                                 FIRST DEFIANCE FINANCIAL CORP.

                         Consolidated Condensed Statements of Cash Flows
                                           (UNAUDITED)
                                     (Amounts in Thousands)

-----------------------------------------------------------------------------------------------

                                                                         Three Months
                                                                        Ended March 31,
                                                                   2000                 1999
                                                                ---------             ---------
Operating Activities
Net income                                                      $   2,201             $   1,958
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                      1,408                   512
     Provision for depreciation                                       488                   410
     Net securities amortization                                       16                    13
              Amortization of mortgage servicing rights             3,539                 3,257
     Amortization of goodwill                                         184                   183
     Gain on sale of loans                                         (1,945)               (1,563)
     Amortization of Management Recognition Plan
         deferred compensation                                         68                   100
     Release of ESOP Shares                                           274                   328
     Gain on disposal of office properties and equipment             --                      (1)
     Deferred federal income tax (credit) provision                   (96)                  393
     Proceeds from sale of loans                                  569,752               312,593
              Origination of mortgage servicing rights, net       (10,704)               (6,157)
     Origination of loans held for sale                          (519,547)             (303,118)
     Increase in interest receivable and other assets              (3,555)                 (520)
     Net repurchase of loans held for sale                         (4,738)               (8,853)
     Increase in other liabilities                                    593                   681
                                                                ---------             ---------
Net cash provided by operating activities                          37,938                   216

Investing Activities
Proceeds from maturities of held-to-maturity securities               458                 1,172
Proceeds from maturities of available-for-sale securities           2,691                11,944
Proceeds from sale of trading securities                           25,874                  --
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale                                       544                   404
Proceeds from sales of office properties and equipment               --                       1
Purchases of available-for-sale securities                         (2,079)               (7,189)
Purchases of Federal Home Loan Bank stock                            (247)                 (918)
Purchases of office properties and equipment                         (426)               (1,082)
Adjustment of acquisition of Insurance Center                        --                    (126)
Net increase in loans receivable                                   (9,577)               (8,198)
                                                                ---------             ---------
Net cash (used in) provided by investing activities                17,238                (3,992)

6

                                 FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Cash Flows (Continued)
                                           (UNAUDITED)
                                     (Amounts in Thousands)
-----------------------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                             March 31,
                                                                        2000             1999
                                                                      --------         --------
Financing Activities
Net increase in deposits and advance payments by borrowers
     for taxes and insurance                                            15,538           45,820
Repayment of Federal Home Loan Bank long-term advances                 (10,340)            (725)
Repayment of term notes payable                                           (290)             (40)
Net decrease in Federal Home Loan Bank
     short-term advances                                               (71,500)         (50,645)
Proceeds from short-term line of credit                                  6,800             --
Increase in mortgage warehouse loans                                       216             --
Purchase of common stock for treasury                                       (9)          (6,163)
Cash dividends paid                                                       (703)            (710)
Proceeds from exercise of stock options                                    107              233
                                                                      --------         --------
Net cash used in financing activities                                  (60,181)         (12,230)
                                                                      --------         --------
Decrease in cash and cash equivalents                                   (5,005)         (16,006)
Cash and cash equivalents at beginning of period                        16,236           20,506
                                                                      --------         --------

Cash and cash equivalents at end of period                            $ 11,231         $  4,500
                                                                      ========         ========

Supplemental cash flow information:
Interest paid $                                                          9,550         $  6,884
                                                                      ========         ========
Income taxes paid                                                     $   --           $    425
                                                                      ========         ========
Transfers from loans to real estate, mobile homes
     and other assets held for sale                                   $    113         $    307
                                                                      ========         ========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities                    $     22         $    (30)
                                                                      ========         ========
Noncash investing activities:
Decrease in net unrealized gain or loss on
     available-for-sale securities                                    $    (63)        $    (59)
                                                                      ========         ========
Noncash financing activities:
Cash dividends declared but not paid                                  $    705         $    669
                                                                      ========         ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2000 and 1999)

--------------------------------------------------------------------------------

1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company"), its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal"), and First Insurance and Investments, Inc. ("First Insurance") and First Federal's wholly owned mortgage banking company, The Leader Mortgage Company, LLC ("The Leader"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 1999 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements as of March 31, 2000 and for the three-month period ending March 31, 2000 and 1999 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's 1999 annual report on Form 10K for the year ended December 31, 1999. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

3.   Dividends on Common Stock

     As of March 31, 2000, First Defiance had declared a quarterly cash dividend of $.11 per share for the first quarter of 2000, payable April 28, 2000.

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2000 and 1999)

--------------------------------------------------------------------------------

4.   Earnings Per Share

     Basic earnings per share as disclosed under Statement of Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month-month periods ended March 31, 2000 and 1999. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three-months ended March 31, 2000 and 1999, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

     The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                         Three Months Ended
                                                             March 31,
                                                      2000              1999
                                                    -------           -------
     Numerator for basic and diluted
       earnings per share - net income               $ 2,201           $ 1,958
                                                     =======           =======
     Denominator:
       Denominator for basic earnings per
         share - weighted average shares               6,232              6,705
       Effect of dilutive securities:
         Employee stock options                           56                157
         Unvested Management Recognition
             Plan stock                                   88                 63
                                                     -------            -------
       Dilutive potential common shares                  144                220
                                                      ======            =======
       Denominator for diluted earnings
         per share - adjusted weighted average
         shares and assumed conversions                6,376              6,925
                                                      ======             ======
     Basic earnings per share                          $ .35              $ .29
                                                       =====              =====
     Diluted earnings per share                        $ .35              $ .28
                                                       =====              =====


                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2000 and 1999)

--------------------------------------------------------------------------------

5.       Mortgage Servicing Rights

     The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows (in thousands):

                                                   Three Months
                                                      Ended         Year Ended
                                                    March 31,      December 31,
                                                       2000            1999
                                                     --------         -------
              Balance at beginning of period          $97,519         $76,452
              Loans sold, servicing retained           10,704          35,909
              Proceeds from sale of MSR's               -              (2,610)
              Gain on sale of MSR's                     -                 479
              Amortization                             (3,539)        (12,711)
                                                     --------         -------
              Balance at end of period               $104,684         $97,519
                                                     ========         =======

     Accumulated   amortization   of  mortgage   servicing   rights   aggregated
     approximately $21.0 million and $17.5 million at March 31, 2000 and December 31, 1999, respectively.

     The  Company's  servicing  portfolio   (excluding   subserviced  loans)  is
     comprised of the following as of March 31, 2000 (dollars in thousands):

                                                              Principal
                                       Number                 Balance
                                     of Loans               Outstanding

     GNMA                              70,838                $4,622,582
     FNMA                              12,108                   770,057
     FHLMC                              2,126                   100,457
     Other VA, FHA and
       Conventional loans              16,889                   940,774
                                       ------               -----------
                                      101,961                $6,433,870
                                     ========                ==========

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2000 and 1999)

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

     The parent unit is comprised of the operations of First Insurance and inter-segment income elininations and unallocated expenses.

                                                            Three-Months Ended March 31, 2000
                                                                       (In Thousands)

                                                                                 Retail           Mortgage
                                                Consolidated      Parent         Banking           Banking
                                                ------------------------------------------------------------
     Total interest income                        $ 15,830      $  (4,298)        $ 14,904          $  5,224
     Total interest expense                          9,642         (4,371)           9,720             4,293
                                                 -----------------------------------------------------------
     Net interest income                             6,188             73            5,184               931
     Provision for loan losses                       1,408              -              236             1,172
                                                 -----------------------------------------------------------
     Net interest income after
         provision                                   4,780             73            4,948              (241)
     Non-interest income                            11,843            637              918            10,288
     Non-interest expense                           13,249            688            4,329             8,232
                                                 -----------------------------------------------------------
     Income before income taxes                      3,374             22            1,537             1,815
     Income taxes                                    1,173             29              478               666
                                                 -----------------------------------------------------------
     Net income                                     $2,201          $  (7)         $ 1,059          $  1,149
                                                  ==========================================================

     Total assets                                 $930,790      $(287,648)        $865,811          $352,627
                                                  ==========================================================

11

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2000 and 1999)

--------------------------------------------------------------------------------

6.       Line of Business Reporting-Continued

                                                            Three-Months Ended March 31, 1999
                                                                       (In Thousands)

                                                                                 Retail           Mortgage
                                                Consolidated      Parent         Banking           Banking
                                                ------------------------------------------------------------
     Total interest income                        $ 12,481      $  (2,599)        $ 12,721          $  2,359
     Total interest expense                          6,757         (3,084)           8,165             1,676
                                                 -----------------------------------------------------------
     Net interest income                             5,724            485            4,556               683
     Provision for loan losses                         512              2              121               389
                                                ------------------------------------------------------------
     Net interest income after
         provision                                   5,212            483            4,435               294
     Non-interest income                             8,993            191            1,144             7,658
     Non-interest expense                           11,115            214            3,922             6,979
                                                 -----------------------------------------------------------
     Income before income taxes                      3,090            460            1,657               973
     Income taxes                                    1,132            196              535               401
                                                 -----------------------------------------------------------
     Net income                                     $1,958         $  264          $ 1,122            $  572
                                                  ==========================================================

     Total assets                                 $776,540      $(257,923)        $780,249          $254,214
                                                  ==========================================================

7.       Acquisitions

     On December 24, 1998, First Defiance completed the acquisition of First Insurance in a stock transaction valued at $2.1 million. The acquisition has been accounted for as a purchase. First Defiance could be subject to additional contingent consideration of up to $400,000 if certain earnings criteria are met.

     On September 1, 1999, First Insurance completed the asset acquisition of the Defiance office of Insurance and Risk Management in a cash transaction valued at $1.9 million. The acquisition has been accounted for as a purchase.

     On July 1, 1998, First Federal completed the acquisition of The Leader, in a cash transaction. At the date of acquisition, The Leader had assets of $197.3 million and equity of $14.0 million. The cash price of $34.9 million, including $2 million held in escrow for indemnifiable claims, exceeded fair value of net assets acquired by approximately $11.3 million, which was recorded as goodwill. The goodwill is amortized over 15 years.

     On May 1, 1999, The Leader exchanged a debt position in a partnership that owned a Cleveland area apartment complex for a 100% ownership position.

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2000 and 1999)

--------------------------------------------------------------------------------

8.       New Accounting Pronouncement

     The FASB has released FAS No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities". This statement establishes accounting and reporting standards for derivative financial instruments and it requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. The standard becomes effective for First Defiance for quarterly and annual reporting beginning January 1, 2001 and is not expected to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General
-------
First Defiance is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance") and First Federal's wholly owned subsidiary, The Leader Mortgage Company, LLC ("The
Leader"). First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the seven counties in which its offices are located and in contiguous Putnam County. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans; providing a broad range of depository services; and providing trust services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. The Leader is a mortgage banking company which specializes in servicing mortgage loans originated under first-time home-buyer programs sponsored by various state, county and municipal governmental entities. The Company's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association ("GNMA") mortgage backed securities. First Insurance is an insurance agency that does business in the Defiance, Ohio area. First Insurance offers property and casualty, life insurance, group health, and investment products.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $9.4 million at March 31, 2000. Loans held-for-sale securitized in the normal course of The Leader's operations have been classified as trading securities, reported at fair market value. The Leader has committed to sell these securities at their carrying value. Securities not classified as held-to-maturity or trading are classified as available-for-sale, which are stated at fair value and had a recorded value of $53.3 million at March 31, 2000. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($18.2 million), corporate bonds ($12.7 million), certain municipal obligations ($5.0 million), adjustable-rate mortgage backed security mutual funds ($8.7 million), CMOs and REMICs ($6.7 million), and preferred stock and other equity investments ($2.0 million). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $1.7 million at March 31, 2000, or $1.1 million after considering the related deferred tax benefit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
--------------------------------------------------------------------------------

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes loan administration fees, loan servicing fees, and gains on sales of mortgage loans, which includes the recognition of mortgage servicing rights generated by The Leader and First Federal. First Defiance's earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.


Changes in Financial Condition
------------------------------
At March 31, 2000, First Defiance's total assets, deposits (including customer's escrow deposits) and stockholders' equity amounted to $930.8 million, $580.0 million and $91.3 million, respectively, compared to $988.0 million, $564.5 million and $89.4 million, respectively, at December 31, 1999.

Net loans receivable have increased from $465.3 million at December 31, 1999 to $477.9 million at March 31, 2000. During the same period, loans held-for-sale decreased from $237.6 million at December 31, 1999 to $189.4 million at March 31, 2000. The reduction in the available for sale loans is a result of efforts by management to reduce the time between loan purchases and settlements on securitizations, thereby reducing overall funding costs.

Securities decreased from $93.6 million at December 31, 1999 to $66.6 million at March 31, 2000 as a result of a $25.9 million decrease in trading securities. Trading securities represent low coupon GNMA securities issued by the Company but not yet delivered to the bond trustee who is obligated to purchase the securities at a set price. This reduction in trading securities is related to management's efforts to securitize loans and deliver the securities to the trustees on a more timely basis, thereby reducing funding requirements. Proceeds from the sale of trading securities were used to fund loan growth and pay down advances from the Federal Home Loan Bank ("FHLB"). In addition, deposits increased from $503.0 million at December 31, 1999 to $511.1 million as of March 31, 2000. $3.9 million of the increase was the result of obtaining brokered certificates of deposit, with the remainder of the increase due to acquiring additional retail certificates of deposit. As a result of the decline in the loans held-for-sale and increase in deposits, FHLB advances decreased from $265.4 million at December 31, 1999 to $183.6 million at March 31, 2000.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
--------------------------------------------------------------------------------

Average Balances, Net Interest Income and Yields Earned and Rates Paid
----------------------------------------------------------------------
The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. All average balances are based upon daily balances. See Results of Operations section for a discussion of the impact on loan yields resulting from a change in the estimated income on loans 90 days or more past due which have FHA insurance or VA guarantees.

                                                           Three Months Ended March 31,
                                      -------------------------------------------------------------------
                                                   2000                                 1999
                                      -----------------------------      --------------------------------
                                       Average              Yield          Average                 Yield
                                       Balance    Interest  Rate(1)        Balance     Interest    Rate(1)
Interest-earning assets:
   Loans receivable                    $677,957    $14,309    8.44%       $593,604      $11,622     7.83%
   Securities                            84,594      1,521    7.19          56,300          859     6.10
   FHLB stock                            14,184        247    6.97          11,410          197     6.91
                                       --------    -------                --------      -------
   Total interest-earning assets        776,735     16,077    8.28         661,314       12,678     7.67
Non-interest-earning assets             175,831                            129,862
                                       --------                           --------
   Total assets                        $952,566                           $791,176
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $505,507     $5,623    4.45%       $457,111       $4,682     4.10%
   FHLB advances and other              217,869      2,887    5.30         163,715        1,982     4.84
   Notes payable                         67,172      1,132    6.74           6,069           93     6.13
                                       --------     ------                --------       ------
   Total interest-bearing liabilities   790,548      9,642    4.88          626,895       6,757     4.31
                                                    ------    ----                       ------     ----
Non-interest-bearing liabilities         71,967                              71,731
                                       --------                           ---------
   Total liabilities                    862,515                             698,626
Stockholders' equity                     90,051                              92,550
                                       --------                           ---------
   Total liabilities and stock-
      holders' equity                  $952,566                           $ 791,176
                                       ========                           =========
Net interest income; interest
   rate spread                                      $6,435    3.40%                  $5,921     3.36%
                                                    ======    =====                  ======     =====
Net interest margin (2)                                       3.31%                             3.58%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                  98%                              105%
                                                                ===                              ====

--------------
(1)   Annualized
(2)   Net interest   margin  is  net   interest   income   divided  by  average
      interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
--------------------------------------------------------------------------------

Results of Operations
---------------------

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

On a consolidated basis, First Defiance had net income of $2.2 million for the three months ended March 31, 2000 compared to $2.0 million for the same period in 1999. On a per share basis, basic and diluted earnings per share were $.35 for the 2000 first quarter compared to $.29 and $.28 basic and diluted per share earnings for the 1999 first quarter. The 25% increase in diluted earnings per share is due both to the $243,000 increase in net income for the three-month period ended March 31, 2000 compared to the same period in 1999, and to a reduction in the weighted average diluted shares outstanding resulting from a series of stock repurchases completed during 1999.

Cash earnings for the first quarter of 2000 were $2.4 million or $.38 per diluted share compared to $2.1 million or $.31 per diluted share for the same period in 1999. Cash earnings are calculated by excluding the net income impact of amortization of goodwill.

Net Interest Income. Net interest income before provision for loan losses increased to $6.2 million for the three-month period ending March 31, 2000 from $5.7 million for the same period in 1999. The Company's net interest margin decreased to 3.31% for the quarter ended March 31, 2000 as compared to 3.58% for the quarter ended March 31, 1999. The Company's interest rate spread (the difference between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the 2000 first quarter was 3.40%, which was 4 basis points higher than the 1999 first quarter level of 3.36%.

The net interest margin was favorably impacted by a change in the estimate of interest receivable on certain loans that are more than 90 days delinquent which have been repurchased out of the servicing portfolio by The Leader. Despite the existence of FHA insurance or VA guarantees, management previously did not take those guarantees into account when estimating the amount of interest receivable related to those loans. This change in the estimate of interest receivable resulted in a one-time boost in the yield on interest-earning assets of 36 basis points for the 2000 first quarter. Without that revised estimate, the net interest margin would have been 2.96%. This change impacts the comparability of interest rate yields, interest rate spreads, and net interest margins discussed elsewhere in this document.

In addition to this estimate revision, management also changed its method of estimating the required reserve for potential losses on foreclosure loans to more accurately reflect the total risk inherent in the servicing and loan portfolios at The Leader. This resulted in a one time charge to provision for losses of $693,000. The net impact of these two estimate changes essentially offset each other and without the two items earnings for the 2000 first quarter would have still been $.35 per share.

Excluding the estimate change, total interest income increased by $2.7 million, or 20.8%, from $12.5 million for the three months ended March 31, 1999 to $15.1 million for the three months ended March 31, 2000. The increase was due to a $115.4 million increase in the average balance of interest-earning assets for the first quarter of 2000 when compared to the first quarter of 1999. The yield on interest-earning assets increased from 7.67% for the three-month period ended

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
--------------------------------------------------------------------------------

March 31, 1999 to 7.92% for the same period in 2000 excluding the impact of the change in estimate noted above (8.28% including the change in estimate).
Excluding the estimate change, interest earnings from the loan portfolio increased $2.0 million from $11.6 million for the three months ended March 31, 1999 to $13.6 million for the same period in 2000. This increase was due to increases in the average balance of loans receivable and the yield on these loans from $593.6 million and 7.83% for the three-month period ended March 31, 1999, respectively, to $678.0 million and 8.03%, respectively, for the same period in 2000.

Interest earnings from the investment portfolio increased to $1.5 million for the three months ended March 31, 2000 compared to $814,000 for the same period in 1999. The increase in interest income was primarily the result of a $28.3 million increase in the average balance of investment securities, from $56.3 million for the first quarter of 1999 to $84.6 million for the same period in 2000. This increase resulted from including loans that were securitized pending delivery to the bond trustees in trading securities beginning in late December of 1999. These trading securities were delivered to the trustee during the first quarter of 2000. Additionally, the yield on the average portfolio balance for the three months ended March 31, 2000 was 7.19% compared to 6.10% for the same period in 1999.

Interest expense increased by $2.8 million, or 41.1%, to $9.6 million for the first quarter of 2000 compared to $6.8 million for the same period in 1999. The increase is primarily due to the funding of the $115.4 million increase in average interest earning assets noted above combined with a $45.9 million increase in average non-interest earning assets, from $129.9 million for the first quarter of 1999 to $175.8 million for the same period in 2000. This increase in average non-interest earning assets was primarily a result of the growth in The Leader's mortgage servicing assets from an average of $77.9 million for the three-months ended March 31, 1999 to $101.5 million for the same period in 2000. These increased funding requirements resulted in a $163.6 million increase in the average balance of total interest-bearing liabilities from $626.9 million for the first quarter of 1999 to $790.5 million for the same period of 2000.

Interest expense also increased due to an increase in the average cost of funds for the first quarter of 2000 to 4.88% from 4.31% for the first quarter of 1999. This increase resulted from increases in the average costs of deposits, FHLB advances, and notes payable of 35 basis points, 46 basis points, and 61 basis points, respectively, from 4.10%, 4.84%, and 6.13%, respectively for the three-months ended March 31, 1999, to 4.45%, 5.30%, and 6.74%, respectively for the same period in 2000. These increases were the result of several increases to the targeted Fed Funds rate initiated by the Federal Reserve throughout 1999 and continuing in the first quarter of 2000.

Provision for Loan Losses. The provision for loan losses increased $896,000 over the first quarter of 1999, from $512,000 for the three-months ended March 31, 1999 to $1.4 million for the same period in 2000. As noted above, $693,000 of this increase was the result of the change in accounting estimate on foreclosure loans at The Leader. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
--------------------------------------------------------------------------------

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets, totaled $2.6 million at March 31, 2000, which is .28% of total assets. Non-performing loans and repossessed assets reported do not include $11.8 million for mortgage loans 90 days or more past due which have FHA insurance or VA guarantees. The risk of loss on these loans is generally limited to the administrative cost of foreclosure actions, which is provided for in the allowance for loan losses. The allowance for loan losses at March 31, 2000 was $8.2 million compared to $9.6 million at March 31, 1999 and $7.8 million at December 31, 1999. For the quarter ended March 31, 2000, First Defiance charged off $978,000 of loans against its allowance and realized recoveries of $53,000 from loans previously charged off. During the same quarter in 1999, First Defiance charged off $796,000 in loans and realized recoveries of $70,000.

Non-Interest Income. Non-interest income increased substantially in the first quarter of 2000, from $9.0 million for the quarter ended March 31, 1999 to $11.8 million for the same period in 2000. Individual components of non-interest income are as follows:

Mortgage Banking Income. Mortgage banking income, which includes servicing fees and late charge income, increased to $8.1 million for the three-month period ended March 31, 2000 compared to $6.5 million for the same period in 1999. This increase in mortgage banking income was primarily the result of the growth in the mortgage servicing portfolio from $5.0 billion as of March 31, 1999 to $6.4 billion at March 31, 2000.

Gain on Sale of Loans. Gain on sale of loans increased from $1.6 million for the quarter ended March 31, 1999 to $1.9 million for the same period of 2000. The increase in gains on sale of loans is a result of continued strong production levels, especially in the first-time homebuyer programs. Total production in the first-time homebuyer programs increased by 81.8% in the 2000 first quarter compared to the same period in 1999.

Other Non-Interest Income. Other non-interest income, including insurance commission income, dividends on Federal Home Loan Bank stock, and other miscellaneous charges, increased to $1.8 million for the quarter ended March 31, 2000 from $1.0 for the same period in 1999. Commission revenue increases at First Insurance accounted for $444,000 of the increase.

Non-Interest Expense. Total non-interest expense increased $2.1 million from $11.1 million for the quarter ended March 31, 1999 to $13.2 million for the same period in 2000. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $1.2 million from $4.3 million for the quarter ended March 31, 1999 to $5.5 million for the same period in 2000. This increase was the result of planned expansions of The
Leader's operations, increases at First Federal to support the growth in commercial lending and expansion of the branch network, and the additional staff at First Insurance acquired through the September 1999 acquisition of the Defiance, Ohio office of Insurance and Risk Management.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
--------------------------------------------------------------------------------

Occupancy. Occupancy expense increased to $1.2 million for the three-month period ended March 31, 2000 from $842,000 for the three months ended March 31, 1999. This increase was a result of expansions throughout the Company.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights (MSRs) increased to $3.5 million for the quarter ended March 31, 2000 from $3.3 for the same period in 1999. This increase was due to the growth in the mortgage servicing portfolio from $5.0 billion as of March 31, 1999 to $6.5 billion at March 31, 2000. Due to increases in interest rates, management has concluded that there are no impairment issues with the servicing portfolio. The loan prepayments of The Leader's servicing portfolio have fallen to 3.3% for the first quarter of 2000, annualized, compared to 9.3% for the same period in 1999, annualized.

Amortization of Goodwill and Other Acquisition Related Costs. Amortization of goodwill and other acquisition costs amounted to $609,000 in the first quarter of 2000 compared to $576,000 during the same period in 1999. This increase was due to First Insurance's acquisition of the Defiance office of Insurance and Risk Management in the third quarter of 1999.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $2.4 million for the quarter ended March 31, 2000 from $2.1 million for the same period in 1999.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 34.8% for the quarter ended March 31, 2000 compared to 36.6% for the same period in 1999.

As a result of the above factors, net income for the quarter ended March 31, 2000 was $2.2 million compared to $2.0 million for the comparable period in 1999. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 2000 was $.35 compared to $.29 and $.28, respectively, for the same period in 1999. Average shares outstanding for the basic and diluted calculations were 6,232,000 and 6,376,000, respectively, for the quarter ended March 31, 2000 compared to 6,705,000 and 6,925,000, respectively, for the quarter ended March 31, 1999.

First Defiance's board of directors declared a dividend of $.11 per common share as of March 31, 2000. The dividend amounted to $752,016, including dividends on unallocated ESOP shares. It was paid on April 28, 2000. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
--------------------------------------------------------------------------------

Liquidity and Capital Resources
First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity substantially exceeded applicable liquidity requirements throughout the three-month period ended March 31, 2000.

First Defiance generated $37.9 million of cash from operating activities during the first three months of 2000. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, including amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At March 31, 2000, First Defiance had $31.5 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $43.9 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $189.4 million of loans held-for-sale and it also had commitments to acquire $221.8 million of mortgage loans under first-time homebuyer programs, all of which have offsetting commitments for sale into the secondary market as GNMA or FNMA mortgage-backed securities. Also as of March 31, 2000, the total amount of certificates of deposit that are scheduled to mature by March 31, 2001 is $312.1 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati are available as an additional source of borrowings.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. Such investments are not classified as high risk at March 31, 2000 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
--------------------------------------------------------------------------------

The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 2000.

                                     Tangible            Core         Risk-Based
                                      Capital           Capital       Capital (1)
                                      -------           -------       -----------
                                                 (Dollars in Thousands)
Regulatory capital                    $59,769           $59,769          $65,656

Minimum required regulatory
   capital                             13,443            35,849           46,527
                                      -------           -------         --------
Excess regulatory capital             $46,326           $10,798          $14,234
                                      =======           =======          =======
Regulatory capital as a
   percentage of assets (2)               6.7%              6.7%            11.3%
Minimum capital required as
   a percentage of assets                 1.5%              4.0%             8.0%
                                      -------           -------          ------
Excess regulatory capital as a
   percentage in excess of
   requirement                            5.2%              2.7%             3.3%
                                       ======             =====            =====

----------
(1) Does not reflect the interest-rate risk component in the risk-based capital requirement, discussed above.
(2) Tangible and core capital are computed as a percentage of adjusted total assets of $896.2 million.

      Risk-based capital is computed as a percentage of total risk-weighted assets of $581.6 million.

FDIC Insurance
The Deposits of First Federal are currently insured by the Savings Association Insurance Fund("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance to commercial bank depositors. Both the SAIF and BIF are required by law to maintain a reserve ratio of 1.25% of insured deposits. First Federal's deposit insurance premiums for 2000 are approximately $0.0052 per $100 of deposits.

Item 3. Qualitative and Quantitative Disclosure About Market Risk
-----------------------------------------------------------------

As discussed in detail in the 1999 Annual Report on Form 10-K, First Defiance's ability to maximize net income is dependent on management's ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monitory in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyses the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 2000 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

The simulation model used by First Defiance measures the impact of rising and falling interest rates on net interest income only. The Company also monitors the potential change in the value of its mortgage-servicing portfolio given the same 100 basis point shift in interest rates. At March 31, 2000, a 100 basis point decrease in interest rate would not require a material adjustment to First Defiance's reserve for impairment of MSRs.

                         FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

          First Defiance is not engaged in any legal proceedings of a material nature.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on April 18, 2000, in Defiance, Ohio the shareholders elected three directors to three-year terms. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

          NOMINEE                    FOR            WITHHELD
          Douglas A. Burgei        5,389,484         62,287
          Gerald W. Monnin         5,389,454         62,257
          Don C. Van Brackel       5,385,191         66,550


Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibit 27 - Financial Data Schedule

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        First Defiance Financial Corp.
                                        (Registrant)


Date:  May 12, 2000                     By:   /s/ William J. Small
       ------------                           ---------------------
                                              William J. Small
                                              Chairman, President and
                                              Chief Executive Officer


Date:  May 12, 2000                     By:   /s/ John C. Wahl
       ------------                           ----------------
                                              John C. Wahl
                                              Senior Vice President, Chief
                                              Financial Officer and
                                              Treasurer

25