Form 10-Q
period 2000-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2000-08-14
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For Period Ended June 30, 2000


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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]
                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,891,549 shares outstanding at August 11, 2000.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX

                                                                     Page Number
PART I.-FINANCIAL INFORMATION

 Item 1.    Consolidated Condensed Financial Statements (Unaudited):

            Consolidated Condensed Statements of Financial
            Condition - June 30, 2000 and December 31, 1999               1

            Consolidated  Condensed  Statements of Income - Three
            months ended June 30, 2000 and 1999;
            Six months ended June 30, 2000 and 1999                       3

            Consolidated Condensed Statement of Changes in
            Stockholders' Equity - Six months ended
            June 30, 2000                                                 4

            Consolidated Condensed Statements of Cash Flows
            - Six months ended June 30, 2000 and 1999                     6


            Notes to Consolidated Condensed Financial Statements          8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          15

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                  29

PART II.    OTHER INFORMATION:

 Item 1.    Legal Proceedings                                            30

 Item 2.    Changes in Securities                                        30

 Item 3.    Defaults upon Senior Securities                              30

 Item 4.    Submission of Matters to a Vote of Security Holders          30

 Item 5.    Other Information                                            30

 Item 6.    Exhibits and Reports on Form 8-K                             30

            Signatures                                                   31

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Financial Condition
                                         (UNAUDITED)
                        (Amounts in Thousands, except for share data)
--------------------------------------------------------------------------------------------
                                                        June 30, 2000      December 31, 1999
                                                        -------------      -----------------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                           $  8,324            $ 13,102
     Interest-bearing deposits                                5,027               3,134
                                                           --------            --------
                                                             13,351              16,236
Securities:
     Available-for-sale, carried at fair value               53,427              53,946
     Trading, carried at fair value                             240              29,805
     Held-to-maturity, carried at amortized cost
         (approximate fair value $8,661 and $9,953
         at June 30, 2000 and December 31,
         1999, respectively)                                  8,658               9,895
                                                           --------            --------
                                                             62,325              93,646
Loans held for  sale (at  lower of cost or fair  value,
     approximate  fair  value $197,707 and $237,622 at
     June 30, 1999 and December 31,1998, respectively)      197,707             237,622
Loans receivable, net                                       511,384             465,321
Mortgage servicing rights                                   114,304              97,519
Accrued interest receivable                                   5,567               3,868
Federal Home Loan Bank stock                                 14,692              14,181
Office properties and equipment                              21,427              21,311
Real estate, mobile homes and other
     assets held for sale                                     1,132               2,557
Goodwill, net                                                14,361              14,699
Other assets                                                 23,512              21,034
                                                           --------            --------

Total assets                                               $979,762            $987,994
                                                           ========            ========

                            See accompanying notes.

                               FIRST DEFIANCE FINANCIAL CORP.

                  Consolidated Condensed Statements of Financial Condition
                                        (UNAUDITED)
                       (Amounts in Thousands, except for share data)


------------------------------------------------------------------------------------------
                                                        June 30, 2000    December 31, 1999
                                                        ------------     -----------------
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Deposits                                                  $ 562,707           $ 502,969
Advances from Federal Home Loan Bank                        220,967             265,410
Warehouse and term notes payable                             16,156              53,504
Advance payments by borrowers for taxes and insurance        71,109              61,542
Deferred taxes                                                1,603               2,232
Other liabilities                                            13,746              12,921
                                                          ---------           ---------
Total liabilities                                           886,288             898,578

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued                                                    --                  --
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 6,891,000 and
     6,814,000 shares outstanding at June 30, 2000
     and December 31,1999, respectively                          69                  68
Additional paid-in capital                                   53,609              53,181
Stock acquired by ESOP                                       (3,345)             (3,664)
Deferred compensation                                          (329)               (458)
Accumulated other comprehensive income,
     net of income taxes of $(592)
     and $(565), respectively                                (1,151)             (1,096)
Retained earnings                                            44,621              41,385
                                                          ---------           ---------
Total stockholders' equity                                   93,474              89,416
                                                          ---------           ---------

Total liabilities and stockholders' equity                $ 979,762           $ 987,994
                                                          =========           =========


                             See accompanying notes

                            FIRST DEFIANCE FINANCIAL CORP.

                      Consolidated Condensed Statements of Income
                                      (UNAUDITED)
                     (Amounts in Thousands, except per share data)
-------------------------------------------------------------------------------------

                                           Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
                                                ---------               --------
                                            2000       1999        2000        1999
                                          -------     -------     -------     -------
Interest income:
      Loans                               $14,206     $11,869     $28,514     $23,491
      Investment securities                 1,003         760       2,474       1,574
      Other                                   150          17         201          62
                                          -------     -------     -------     -------
Total interest income                      15,359      12,646      31,189      25,127
Interest expense:
     Deposits                               6,153       4,849      11,776       9,531
     Federal Home Loan Bank
       advances                             2,842       2,107       5,729       4,089
     Notes payable                          1,230         166       2,362         258
                                          -------     -------     -------     -------
Total interest expense                     10,225       7,122      19,867      13,878
                                          -------     -------     -------     -------
Net interest income                         5,134       5,524      11,322      11,249
Provision for loan losses                     581         202       1,989         712
                                          -------     -------     -------     -------
Net interest income after provision
     for loan losses                        4,553       5,322       9,333      10,537
Non-interest income:
     Mortgage banking income                8,599       6,609      16,703      13,118
     Gain on sale of loans                  2,587       1,633       4,531       3,196
     Other non-interest income              1,932       1,604       3,727       2,524
                                          -------     -------     -------     -------
Total non-interest income                  13,118       9,846      24,961      18,838
Non-interest expense                       13,814      11,556      27,063      22,673
                                          -------     -------     -------     -------
Income before income taxes                  3,857       3,612       7,231       6,702
Income taxes                                1,399       1,241       2,573       2,373
                                          -------     -------     -------     -------

Net income                                $ 2,458     $ 2,371     $ 4,658     $ 4,329
                                          =======     =======     =======     =======

Earnings per share: (Note 4)
     Basic                                $   .39     $   .37     $   .74     $   .66
                                          =======     =======     =======     =======
     Diluted                              $   .38     $   .35     $   .73     $   .63
                                          =======     =======     =======     =======

Dividends declared per share (Note 3)     $   .11     $   .10     $   .22     $   .20
                                          =======     =======     =======     =======

Average number of shares
     Outstanding: (Note 4)
              Basic                         6,305       6,489       6,272       6,614
                                          =======     =======     =======     =======
              Diluted                       6,407       6,670       6,394       6,835
                                          =======     =======     =======     =======


                             See accompanying notes

                                           FIRST DEFIANCE FINANCIAL CORP.

                         Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                     (UNAUDITED)
                                               (Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                 2000
                                                                         -------------------------
                                                                                             Stock Acquired By
                                                                                         --------------------------
                                                                         Additional                      Management
                                                          Common           Paid-in                      Recognition
                                                          Stock            Capital           ESOP          Plan
                                                          -----            -------           ----          ----
Balance at January 1                                       $68             $53,181        $(3,664)       $  (458)

Comprehensive income:
     Net Income
     Change in unrealized gains (losses)
         net of income taxes of $27 and
         $258 for 2000 and 1999, respectively
Total comprehensive income

ESOP shares released                                                            70            319

Amortization of deferred compensation
    of Management Recognition Plan                                                                           129

Shares issued under stock option plan                        1                 363

Purchase of common stock for
    treasury                                                                    (5)

Dividends declared (Note 3)
                                                          ----             -------        -------          -----

Balance at June 30                                        $ 69             $53,609        $(3,345)         $(329)
                                                          ====             =======        =======          =====


                             See accompanying notes

                                           FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                                     (UNAUDITED)
                                               (Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                      2000                                 1999
                                                           --------------------------------------    --------------
                                                    Net Unrealized
                                                  gains (losses) on                        Total           Total
                                                   available-for-        Retained     Stockholders'    Stockholder's
                                                   sale securities        Earnings        Equity          Equity
                                                   ---------------        --------        ------          ------
Balance at January 1                                   $(1,096)            $41,385        $89,416        $93,710

Comprehensive income:
     Net Income                                                              4,658          4,658          4,329
     Change in unrealized gains (losses)
          net of income taxes of $27 and
          $258 for 2000 and 1999, respectively             (55)                               (55)          (503)
                                                                                              ----        -------
Total comprehensive income                                                                  4,603          3,826
ESOP shares released                                                                          389            481

Amortization of deferred compensation
of Management Recognition Plan                                                                129            199

Shares issued under stock option plan                                                         364            257

Purchase of common stock for
    treasury                                                                    (4)            (9)        (6,784)

Dividends declared (Note 3)                                                 (1,418)        (1,418)        (1,333)
                                                       ------------------------------------------        -------

Balance at June 30                                     $(1,151)            $44,621        $93,474        $90,356
                                                       ==========================================        =======


                             See accompanying notes

                                           FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months
                                                                                            Ended June 30,
                                                                                           2000          1999
                                                                                          -------------------
Net income                                                                             $  4,658       $  4,329
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                                            1,989            712
     Provision for depreciation                                                             998            851
     Net securities amortization                                                             31             67
              Amortization of mortgage servicing rights                                   7,243          6,353
     Amortization of goodwill                                                               338            271
     Gain on sale of loans                                                               (4,531)        (3,196)
     Gain on sale of mortgage servicing rights                                                -           (479)
     Amortization of Management Recognition Plan
         deferred compensation                                                              129            199
     Release of ESOP Shares                                                                 389            481
     (Gain) loss on disposal of office properties and equipment                             (60)             3
     Deferred federal income tax credit                                                    (602)          (605)
     Proceeds from sale of loans                                                      1,171,145        676,360
     Proceeds from sale of mortgage servicing rights                                          -          2,610
              Origination of mortgage servicing rights, net                             (24,028)       (13,449)
     Origination of loans held for sale                                              (1,126,699)      (709,781)
     Increase in interest receivable and other assets                                    (4,177)        (3,067)
     Net repurchase of loans serviced for others                                         (6,151)       (14,344)
     Increase in other liabilities                                                          815          1,111
                                                                                     ----------       --------
Net cash provided by (used in) operating activities                                      21,487        (51,574)
Investing Activities
Proceeds from maturities of held-to-maturity securities                                   1,220          2,232
Proceeds from maturities of available-for-sale securities                                 2,817         16,729
Proceeds from sale of trading securities                                                 29,563              -
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale                                                           1,967          1,054
Proceeds from sales of office properties and equipment                                      323              8
Purchases of available-for-sale securities                                               (2,392)       (16,224)
Purchases of Federal Home Loan Bank stock                                                  (511)        (1,116)
Purchases of office properties and equipment                                             (1,377)        (2,117)
Adjustment of acquisition of First Insurance                                                  -           (126)
Acquisition of Moreland Greens, net of cash received                                          -            243
Net increase in loans receivable                                                        (42,443)        (6,559)
                                                                                     ----------       --------
Net used in investing activities                                                        (10,833)        (5,876)

                              FIRST DEFIANCE FINANCIAL CORP.
               Consolidated Condensed Statements of Cash Flows (Continued)
                                       (UNAUDITED)
                                  (Amounts in Thousands)
----------------------------------------------------------------------------------------
                                                                 Six Months Ended
                                                                      June 30,
                                                                  2000           1999
                                                               ---------      ---------
Financing Activities
Net increase in deposits and advance payments by borrowers
     for taxes and insurance                                      69,305         18,357
Repayment of Federal Home Loan Bank long-term advances          (100,443)          (843)
Repayment of term notes payable                                     (305)           (55)
Net increase in Federal Home Loan Bank
     short-term advances                                          56,000         31,854
Proceeds from short term line of credit                           10,000           --
Decrease in warehouse loans                                      (47,043)          --
Purchase of common stock for treasury                                 (9)        (6,784)
Cash dividends paid                                               (1,408)        (1,379)
Proceeds from exercise of stock options                              364            257
                                                               ---------      ---------
Net cash (used in) provided by financing activities              (13,539)        41,407
                                                               ---------      ---------
Decrease in cash and cash equivalents                             (2,885)       (16,043)
Cash and cash equivalents at beginning of period                  16,236         20,506
                                                               ---------      ---------

Cash and cash equivalents at end of period                     $  13,351      $   4,463
                                                               =========      =========

Supplemental cash flow information:
Interest paid                                                    $19,558      $  13,981
                                                               =========      =========
Income taxes paid                                              $   3,200      $   3,125
                                                               =========      =========
Transfers from loans to real estate, mobile homes
     and other assets held for sale                            $     234      $   1,793
                                                               =========      =========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities             $      27      $    (258)
                                                               =========      =========
Noncash investing activities:
(Decrease) increase in net unrealized gain or loss on
     available-for-sale securities                             $      55      $    (761)
                                                               =========      =========
Exchange of debt for equity position in Moreland Greens        $    --        $   3,701
                                                               =========      =========
Noncash financing activities:
Cash dividends declared but not paid                           $     713      $     664
                                                               =========      =========

                            See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2000 and 1999)
--------------------------------------------------------------------------------

1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company"), its two wholly subsidiaries, First Federal Bank of the Midwest ("First Federal"), and First Insurance and Investments ("First Insurance") and First Federal's wholly owned mortgage banking company, The Leader Mortgage Company LLC. ("The Leader"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 1999 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements as of June 30, 2000 and for the three-month and six-month periods ending June 30, 2000 and 1999 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's 1999 annual report on Form 10-K for the year ended December 31, 1999. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

3.   Dividends on Common Stock

     As of June 30, 2000, First Defiance had declared a quarterly cash dividend of $.11 per share for the second quarter of 2000, payable July 28, 2000.

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2000 and 1999)
--------------------------------------------------------------------------------

4.   Earnings Per Share

     Basic earnings per share as disclosed under Statement of Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and six-month periods ended June 30, 2000 and 1999. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and six-months ended June 30, 2000 and 1999, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                             Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                             ------------------      ----------------
                                               2000       1999       2000       1999
                                              ------     ------     ------     ------
Numerator for basic and diluted
  earnings per share - net income             $2,458     $2,371     $4,659     $4,329
                                              ======     ======     ======     ======
Denominator:
  Denominator for basic earnings per
    share - weighted average shares            6,305      6,489      6,272      6,614
  Effect of dilutive securities:
    Employee stock options                        38        101         47        129
    Unvested Management Recognition
        Plan stock                                64         80         75         92
                                              ------     ------     ------     ------
  Dilutive potential common shares               102        181        122        221
                                              ======     ======     ======     ======
  Denominator for diluted earnings
    per share - adjusted weighted average
    shares and assumed conversions             6,407      6,670      6,394      6,835
                                              ======     ======     ======     ======
Basic earnings per share                      $  .39     $  .37     $  .74     $  .66
                                              ======     ======     ======     ======
Diluted earnings per share                    $  .38     $  .35     $  .73     $  .63
                                              ======     ======     ======     ======

                         FIRST DEFIANCE FINANCIAL CORP.

                          (Unaudited at June 30, 2000)
--------------------------------------------------------------------------------

5.       Mortgage Servicing Rights

     The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows (in thousands):

                                                      Six Months
                                                        Ended               Year Ended
                                                       June 30,            December 31,
                                                         2000                 1999
                                                       --------              --------
              Balance at beginning of period           $ 97,519              $ 76,452
              Purchases                                  24,028                35,909
              Sale of servicing rights, net                   -                (2,610)
              Loans sold servicing retained                   -                   479
              Amortization                               (7,243)              (12,711)
                                                       --------              --------

              Balance at end of period                 $114,304              $ 97,519
                                                       ========              ========

     Accumulated amortization of mortgage servicing rights aggregated approximately $24.7 million and $17.5 million at June 30, 2000 and December 31, 1999, respectively.

     The Company's servicing portfolio (excluding subserviced loans) is comprised of the following as of June 30, 2000 (dollars in thousands):


                                                              Principal
                                       Number                 Balance
                                     of Loans               Outstanding
                                     --------               -----------

     GNMA                               75,843                $5,040,308
     FNMA                               12,614                   807,360
     FHLMC                               2,379                   102,318
     Other VA, FHA and
       Conventional loans               18,593                   999,967
                                      --------                ----------
                                       109,429                $6,949,953
                                      ========                ==========

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2000 and 1999)
--------------------------------------------------------------------------------

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

     The parent unit is comprised of the operations of the First Insurance and inter-segment income eliminations and unallocated expenses. Selected segment information in the following table includes only the three and six-months ended June 30, 2000 and 1999.

                                                              Three-Months Ended June 30, 2000
                                                              --------------------------------
                                                                        (In Thousands)
                                                                   Parent          Retail          Mortgage
                                               Consolidated       and Other        Banking         Banking
                                               ------------       ---------        -------         -------
     Total interest income                        $ 15,359      $  (4,532)        $ 15,741          $  4,150
     Total interest expense                         10,225         (4,484)          10,527             4,182
                                                  --------      ---------         --------          --------
     Net interest income                             5,134            (48)           5,214               (32)
     Provision for loan losses                         581             -                75               506
                                                  --------      ---------         --------          --------
     Net interest income after
         Provision                                   4,553            (48)           5,139              (538)
     Non-interest income                            13,118            629            1,066            11,423
     Non-interest expense                           13,814            720            4,332             8,762
                                                  --------      ---------         --------          --------
     Income before income taxes                      3,857           (139)           1,873             2,123
     Income taxes                                    1,399            (38)             614               823
                                                  --------      ---------         --------          --------
     Net income                                   $  2,458      $    (101)        $  1,259          $  1,300
                                                  ========      =========         ========          ========

     Total assets                                 $979,762      $(352,625)        $966,219          $366,168
                                                  ========      =========         ========          ========

                                       11

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2000 and 1999)

--------------------------------------------------------------------------------

  6.  Line of Business Reporting - Continued

                                                              Six-Months Ended June 30, 2000
                                                              ------------------------------
                                                                      (In Thousands)
                                                                  Parent          Retail           Mortgage
                                               Consolidated      and Other        Banking           Banking
                                               ------------      ---------        -------           -------
     Total interest income                        $ 31,189      $  (8,830)        $ 30,645           $ 9,374
     Total interest expense                         19,867         (8,854)          20,246             8,475
                                                  --------      ---------         --------          --------
     Net interest income                            11,322             24           10,399               899
     Provision for loan losses                       1,989             -               311             1,678
                                                  --------      ---------         --------          --------
     Net interest income after
         Provision                                   9,333             24           10,088              (779)
     Non-interest income                            24,961          1,266            1,983            21,712
     Non-interest expense                           27,063          1,407            8,661            16,995
                                                  --------      ---------         --------          --------
     Income before income taxes                      7,231           (117)           3,410             3,938
     Income taxes                                    2,573             (9)           1,092             1,490
                                                  --------      ---------         --------          --------
     Net income                                   $  4,658      $    (108)        $  2,318          $  2,448
                                                  ========      =========         ========          ========

     Total assets                                 $979,762      $(352,625)        $966,219          $366,168
                                                  ========      =========         ========          ========

                                                             Three-Months Ended June 30, 1999
                                                             --------------------------------
                                                                      (In Thousands)
                                                                  Parent           Retail           Mortgage
                                               Consolidated      and Other         Banking           Banking
                                               ------------      ---------         -------           -------

     Total interest income                        $ 12,646      $  (3,239)        $ 13,116          $  2,769
     Total interest expense                          7,122         (3,554)           8,421             2,255
                                                  --------      ---------         --------          --------
     Net interest income                             5,524            315            4,695               514
     Provision for loan losses                         202             -              (237)              439
                                                  --------      ---------         --------          --------
     Net interest income after
         Provision                                   5,322            315            4,932                75
     Non-interest income                             9,846            156              941             8,749
     Non-interest expense                           11,556            362            3,926             7,268
                                                  --------      ---------         --------          --------
     Income before income taxes                      3,612            109            1,947             1,556
     Income taxes                                    1,241             62              618               561
                                                  --------      ---------         --------          --------
     Net income                                   $  2,371      $     47          $  1,329          $    995
                                                  ========      =========         ========          ========

     Total assets                                 $838,029      $(320,051)        $844,033          $314,047
                                                  ========      =========         ========           ========

                                       12

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2000 and 1999)

--------------------------------------------------------------------------------
     6.  Line of Business Reporting - Continued

                                                              Six-Months Ended June 30, 1999
                                                              ------------------------------
                                                                      (In Thousands)
                                                                  Parent           Retail           Mortgage
                                               Consolidated      and Other         Banking          Banking
                                               ------------      ---------         -------          -------
     Total interest income                        $ 25,127      $  (5,837)        $ 25,837           $ 5,127
     Total interest expense                         13,878         (6,638)          16,586             3,930
                                                  --------      ---------         --------          --------
     Net interest income                            11,249            801            9,251             1,197
     Provision for loan losses                         712             -              (116)              828
                                                  --------      ---------         --------          --------
     Net interest income after
         Provision                                  10,537            801            9,367               369
     Non-interest income                            18,838            346            2,085            16,407
     Non-interest expense                           22,673            578            7,848            14,247
                                                  --------      ---------         --------          --------
     Income before income taxes                      6,702            569            3,604             2,529
     Income taxes                                    2,373            258            1,153               962
                                                  --------      ---------         --------          --------
     Net income                                   $  4,329      $     311         $  2,451          $  1,567
                                                  ========      =========         ========          ========

     Total assets                                 $838,029      $(320,051)        $844,033          $314,047
                                                  ========      =========         ========          ========

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

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2000 and 1999)
--------------------------------------------------------------------------------

8.       New Accounting Pronouncement

     The FASB has released Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative and Similar Financial Instruments and for Hedging Activities, as amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statement establish accounting and reporting standards for derivative financial instruments and require all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. These standards become effective for First Defiance for quarterly and annual reporting beginning January 1, 2001 and are not expected to have a material impact on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

General
-------

First Defiance is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest, Defiance Ohio ("First Federal") and First Insurance & Investments ("First Insurance") and First Federal's wholly owned subsidiary, The Leader Mortgage Company LLC ("The Leader"). First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the seven counties in which its offices are located and in contiguous Putnam County. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository and trust services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. The Leader is a mortgage banking company which specializes in servicing mortgage loans under first-time home-buyer programs sponsored by various state, county and municipal governmental entities. The Company's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association ("GNMA") bonds. First Insurance is an insurance agency that does business in the Defiance, Ohio area. First Insurance offers property and casualty, group health, and life insurance products.

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

Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $8.7 million at June 30, 2000. Loans held-for-sale securitized in the normal course of The Leader's operations have been classified as trading securities, reported at fair market value. The Leader has committed to sell these securities at their carrying value. Securities not classified as held-to-maturity or trading are classified as available-for-sale, which are stated at fair value and had a recorded value of $53.4 million at June 30, 2000. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($18.2 million), corporate bonds ($12.7 million), certain municipal obligations ($5.3 million), adjustable-rate mortgage backed security mutual funds ($8.6 million), CMOs and REMICs ($6.6 million), preferred stock ($1.7 million), and corporate equities ($295,000). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $1.7 million at June 30, 2000, $1.2 million after considering the related deferred tax benefit.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes mortgage loan servicing income, other loan administration fees, gains on sales of mortgage loans, and the recognition of mortgage servicing rights generated by The Leader and First Federal. First Defiance's earnings also depend on the provision for loan losses and its non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

Changes in Financial Condition
------------------------------
At June 30, 2000, First Defiance's total assets, deposits (including customer's escrow deposits) and stockholders' equity amounted to $979.8 million, $633.8 million and $93.5 million, respectively, compared to $988.0 million, $564.5 million and $89.4 million, respectively, at December 31, 1999.

Net loans receivable have increased to $511.4 million at June 30, 2000 from $465.3 million at December 31, 1999. During the same period, loans held-for-sale decreased to $197.7 million at June 30, 2000 from $237.6 million at December 31, 1999. The reduction in the held-for-sale loans is a result of efforts by management to reduce the time between loan purchases and settlements on securitizations, thereby reducing overall funding costs.

Securities decreased to $62.3 million at June 30, 2000 from $93.6 million at December 31, 1999 as a result of a $29.6 million decrease in trading securities. Trading securities represent low coupon GNMA securities issued by the Company but not yet delivered to the bond trustee who is obligated to purchase the securities at par. This reduction in trading securities is related to management's efforts to securitize loans and deliver the securities to the trustees on a more timely basis, thereby reducing funding requirements. Proceeds from the sale of trading securities were used to fund loan growth and pay down advances from the Federal Home Loan Bank ("FHLB"). In addition, deposits increased to $562.7 million as of June 30, 2000 from $503.0 million at December 31, 1999. This increase was primarily the result a $31.2 million increase in brokered certificates of deposit, to $91.3 million as of June 30, 2000 from $60.1 million as of December 31, 1999, with the remainder of the increase due to acquiring additional retail deposits. As a result of the decline in the loans held-for-sale and increase in deposits, FHLB advances and warehouse and term notes payable decreased to $221.0 million and $16.2 million, respectively, as of June 30, 2000 from $265.4 million and $53.5 million, respectively, at December 31, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

Average Balances, Net Interest Income and Yields Earned and Rates Paid The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. All average balances are based upon daily balances. See Results of Operations section for a discussion of the impact on the six-month period ended June 30, 2000 loan yields resulting from a change in the estimated income on loans 90 days or more past due which have FHA insurance or VA guarantees.

                                                         Three Months Ended June 30,
                                      ---------------------------------------------------------------
                                                                (in thousands)
                                                   2000                               1999
                                      -----------------------------       ---------------------------
                                       Average              Yield          Average            Yield
                                       Balance    Interest  Rate(1)        Balance  Interest  Rate(1)
                                       -------    --------  -------        -------  --------  -------
Interest-earning assets:
   Loans receivable                    $727,245    $14,206    7.81%       $633,800  $11,869     7.49%
   Securities                            64,562      1,153    7.14          55,431      777     5.61
   FHLB stock                            14,431        266    7.37          11,736      221     7.53
                                       --------                           --------   ------
   Total interest-earning assets        806,238     15,625    7.75         700,967   12,867     7.34
Non-interest-earning assets             189,907                            137,596
                                       --------                           --------
   Total assets                        $996,145                           $838,563
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $530,179     $6,153    4.64%       $475,717   $4,849     4.08%
   FHLB advances and other              203,530      2,842    5.59         172,372    2,107     4.89
   Notes payable                         82,990      1,230    5.93          11,113      166     5.97
                                      ---------    -------                --------  --------
   Total interest-bearing liabilities   816,699     10,225    5.01          659,202    7,122    4.32
                                                   -------    ----                    ------    ----
Non-interest-bearing liabilities         87,595                             88,117
                                       --------                           --------
   Total liabilities                    904,294                            747,319
Stockholders' equity                     91,851                             91,244
                                       --------                          ---------
   Total liabilities and stock-
      holders' equity                  $996,145                           $838,563
                                       ========                           ========
Net interest income; interest
   rate spread                                      $5,400    2.74%                  $5,745     3.02%
                                                    ======    =====                  ======     =====
Net interest margin (2)                                       2.68%                             3.28%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                  99%                              106%
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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

                                                          Six Months Ended June 30,
                                      ---------------------------------------------------------------
                                                                 (in thousands)
                                                   2000                              1999
                                      -----------------------------      ----------------------------
                                       Average              Yield          Average            Yield
                                       Balance    Interest  Rate(1)        Balance  Interest  Rate(1)
                                       -------    --------  -------        -------  --------  -------
Interest-earning assets:
   Loans receivable                    $702,601    $28,514    8.12%       $613,702  $23,491     7.66%
   Securities                            74,578      2,675    7.17          55,471    1,636     5.90
   FHLB stock                            14,307        514    7.19          11,573      418     7.22
                                       --------    -------                --------  -------
   Total interest-earning assets        791,486     31,011    8.01         680,746   25,545     7.51
Non-interest-earning assets             182,870                            134,123
                                       --------                           --------
   Total assets                        $974,356                           $814,869
                                       ========                           ========

Interest-bearing liabilities:
   Deposits                            $517,843    $11,776    4.55%       $466,414   $9,531     4.09%
   FHLB advances and other              210,699      5,729    5.44         168,043    4,089     4.87
   Notes payable                         75,081      2,362    6.29           8,591      258     6.01
                                       --------    -------                --------  -------
   Total interest-bearing liabilities   803,623     19,867    4.94         643,048   13,878     4.32
                                                   -------    ----                  -------     ----
Non-interest-bearing liabilities         79,782                             79,924
                                       --------                          ---------
   Total liabilities                    883,405                            722,972
Stockholders' equity                     90,951                             91,897
                                       --------                          ---------
   Total liabilities and stock-
      holders' equity                  $974,356                           $814,869
                                       ========                           ========
Net interest income; interest
   rate spread                                     $11,836    3.07%                 $11,667     3.19%
                                                   =======    =====                 =======     =====
Net interest margin (2)                                       2.99%                             3.43%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                  98%                              106%
                                                               ====                              ====

(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.


Results of Operations
---------------------

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

On a consolidated basis, First Defiance had net income of $2.5 million for the three months ended June 30, 2000 compared to $2.4 million for the same period in 1999. On a per share basis, basic and diluted earnings per share were $.39 and $.38, respectively, for the 2000 second quarter compared to $.37 and $.35 basic and diluted per share earnings for the 1999 second quarter. The 1999 second quarter results included a $316,000 after tax gain ($.05 per share) realized on the sale of certain non-core mortgage servicing rights. Excluding the impact of that one-time gain, 2000 second quarter earnings per diluted share increased by 27% over the same period in 1999.

Cash earnings for the second quarter of 2000 were $2.7 million or $.42 per diluted share compared to $2.6 million or $.37 per diluted share for the same period in 1999. Cash earnings are calculated by excluding the net income impact of amortization of goodwill.

Net Interest Income. Net interest income before provision for loan losses decreased to $5,134,000 for the three-month period ending June 30, 2000 from $5,524,000 for the same period in 1999. The Company's net interest margin decreased to 2.68% for the quarter ended June 30, 2000 as

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
-------------------------------------------------------------------------------

compared to 3.28% for the quarter ended June 30, 1999. The Company's interest rate spread (the difference between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the 2000 second quarter was 2.74%, which was 28 basis points lower than the 1999 second quarter level of 3.02%.

The reductions in net interest income and net interest margin results from the necessary funding to support the growth in average non-interest earning assets, primarily mortgage servicing rights, which increased from an average of $79.8 million for the second quarter of 1999 to $109.1 million for the same period in 2000. The increase in average mortgage servicing rights reflects the growth in loan production at The Leader and results in increases in both gain on sale of loans and mortgage banking income.

Total interest income increased by $2.8 million, or 21.5%, from $12.6 million for the three months ended June 30, 1999 to $15.4 million for the three months ended June 30, 2000. The increase was primarily due to a $93.4 million increase in the average balance of loans outstanding for the second quarter of 2000 when compared to the same period in of 1999. The yield on those loans increased to 7.81% in 2000 versus 7.49% in 1999. The increase in loans receivable was attributable to increases in the average balance of loans held-for-sale at The Leader and commercial loans at First Federal. Loans held-for-sale increased from an average balance of $163.3 million for the second quarter of 1999 to $213.9 million for the same period in 2000. The recent increasing rate environment along with a planned expansion of The Leader's mortgage banking operations has resulted in the increase in the average balance in loans held-for-sale. For the 2000 second quarter, The Leader originated 8,930 loans with balances of $619.5 million compared to production of 5,532 loans with balances of $370.3 million during the same period of 1999. Commercial loans increased from an average balance of $99.4 million for the three-month period ended June 30, 1999 to $174.7 million for the same period in 2000.

Interest earnings from the investment portfolio increased to $1.0 million for the three months ended June 30, 2000 compared to $760,000 for the same period in 1999. The increase in interest income was the result of a $9.2 million increase in the average balance on investment securities from $55.4 million for the second quarter of 1999 to $64.6 million for the same period in 2000. Additionally, due to the increasing rate environment of the last several quarters, the average yield on the investment portfolio increased from 5.61% for the three-month period ended June 30, 1999 to 7.14% for the same period in 2000.

Interest expense increased by $3.1 million, or 43.6%, to $10.2 million for the second quarter of 2000 compared to $7.1 million for the same period in 1999. The increase is primarily due to funding the $102.3 million increase in average interest-earning assets combined with a $52.3 million increase in average non-interest earning assets, from $137.6 million for the first quarter of 1999 to $189.9 million for the same period in 2000. As previously noted, this increase in average non-interest earning assets was primarily the result in increases in mortgage servicing rights resulting from The Leader's increased production.

Interest expense also increased because of an increase in the average balance of deposits outstanding and the average cost of those deposits. Average deposits increased to $530.2 million for the three months ended June 30, 2000 compared to $475.7 million for the three months ended

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

June 30, 1999. The average cost of those deposits increased by 56 basis points in the second quarter of 2000, to 4.64% from 4.08% for the same period in 1999. The average balance of FHLB advances increased to $203.5 million for the three months ended June 30, 2000 from $172.4 million for the comparable period in 1999. The average cost of those advances increased to 5.59% from 4.89% for the three months ended June 30, 2000 and 1999, respectively. These increase in the cost of FHLB advances was the result of several increases to the targeted Fed Funds rate initiated by the Federal Reserve throughout 1999 and continuing in 2000.

Provision for Loan Losses. The provision for loan losses for the quarter ended June 30, 2000 was $581,000 compared to $202,000 during the same period in 1999. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. The increased provision reflects the shift in First Federal's portfolio to a larger concentration of commercial loans. It also includes increased provision for losses associated with both the cost of servicing foreclosed loans in the servicing portfolio and the rapid growth in that servicing portfolio.

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets totaled $1.3 million at June 30, 2000, which is .14% of total assets. Non-performing loans and repossessed assets reported do not include $7.6 million of mortgage loans 90 days or more past due which have FHA insurance or VA guarantees. The risk of loss on these loans is generally limited to the administrative cost of foreclosure actions, which is provided for in the allowance for loan losses. The allowance for loan losses at June 30, 2000 was $8.4 million compared to $8.5 million at June 30, 1999 and $7.8 million at December 31, 1999. For the quarter ended June 30, 2000, First Defiance charged off $588,000 of loans against its allowance and realized recoveries of $211,000 from loans previously charged off. During the same quarter in 1999, First Defiance charged off $1.1 million in loans and realized recoveries of $96,000.

Non-Interest Income. Non-interest income increased substantially in the second quarter of 2000, from $9.8 million for the quarter ended June 30, 1999 to $13.1 million for the same period in 2000. Individual components of non-interest income are as follows:

Mortgage Banking Income. Mortgage banking income, which includes servicing fees and late charge income, increased to $8.6 million for the three-month period ended June 30, 2000 compared to $6.6 million for the same period in 1999. This increase in mortgage banking income was primarily the result of the growth in the mortgage-servicing portfolio from $5.1 billion as of June 30, 1999 to $6.9 billion at June 30, 2000.

Gain on Sale of Loans. Gain on sale of loans increased from $1.6 million for the quarter ended June 30, 1999 to $2.6 million for the same period of 2000. The increased gain on sale of loans is associated with increased secondary market activi

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

ties at The Leader. For the 2000 second quarter, The Leader originated $619.5 million in loans compared to $370.3 million in production during the same period in 1999.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, gains on sale of securities, insurance commission income, and other miscellaneous charges, increased to $1.9 million for the quarter ended June 30, 2000 from $1.6 million for the same period in 1999. Other income for the three-month period ended June 30, 1999 included a $479,000 gain realized on the sale of non-core servicing rights. There were no sales of loan servicing in the current year. Commission revenue increases at First Insurance, due to the September 1, 1999 acquisition of the Defiance, Ohio office of Insurance and Risk Management, accounted for $466,000 of the increase from the quarter ended June 30, 1999 to the quarter ended June 30, 2000.

Non-Interest Expense. Total non-interest expense increased $2.2 million from $11.6 million for the quarter ended June 30, 1999 to $13.8 million for the same period in 2000. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $1.2 million from $4.7 million for the quarter ended June 30, 1999 to $5.9 million for the same period in 2000. This increase was the result of planned expansions of The Leader's operations, increases at First Federal to support the growth in commercial lending and the expansion of the branch network, and the additional staff at First Insurance acquired through the acquisition of the Insurance and Risk Management office.

Occupancy. Occupancy expense increased to $1.2 million for the three-month period ended June 30, 2000 from $1.0 million for the three months ended June 30, 1998. This increase was the result of the branch expansions at First Federal, office renovation and expansion at The Leader, and the addition of the Insurance and Risk Management office at First Insurance.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights (MSRs) increased to $3.7 million for the quarter ended June 30, 2000 from $3.1 million for the same period in 1999. This increase was due to the growth in the mortgage-servicing portfolio from $5.1 billion as of June 30, 1999 to $6.9 billion as of June 30, 2000. Due to increases in interest rates, management has concluded that there are no impairment issues with the servicing portfolio. The loan prepayments of The Leader's servicing portfolio have fallen to 4.71% for the second quarter of 2000, annualized, compared to 9.53% for the same period in 1999, annualized.

Amortization of Goodwill and Other Acquisition Related Costs. Amortization of goodwill and other acquisition costs amounted to $612,000 in the second quarter of 2000 compared to $576,000 during the same period in 1999. This increase was due to First Insurance's acquisition of the Defiance office of Insurance and Risk Management in the third quarter of 1999.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $2.4 million for the quarter ended June 30, 2000 from $2.2 million for the same period in 1999.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 36.3% for the quarter ended June 30, 2000 compared to 34.3% for the same period in 1999. The higher rate for the 2000 second quarter resulted from increasing the effective rate to 35% in the second quarter from the 34% rate used during the 2000 first quarter

As a result of the above factors, net income for the quarter ended June 30, 2000 was $2,458,000 compared to $2,371,000 for the comparable period in 1999. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 2000 were $.39 and $.38 respectively compared to $.37 and $.35, respectively, for the same period in 1999. As stated above, the results for the quarter ended June 30, 1999 were favorably impacted by the $479,000 gain realized on the sale of certain non-core mortgage servicing rights. The after tax gain resulting from the sale of the servicing was $316,000 or $.05 per basic and diluted share. Average shares outstanding for the basic and diluted calculations were 6,305,000 and 6,407,000, respectively, for the quarter ended June 30, 2000 compared to 6,489,000 and 6,670,000, respectively, for the quarter ended June 30, 1999.

First Defiance's board of directors declared a dividend of $.11 per common share as of June 30, 2000. The dividend amounted to $711,327, including dividends on unallocated ESOP shares. It was paid on July 28, 2000. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------


Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

On a consolidated basis, First Defiance had net income of $4.7 million for the six-months ended June 30, 2000 compared to $4.3 million for the same period in 1999. On a per share basis, basic and diluted earnings per share were $.74 and $.73, respectively, compared to $.66 and $.63 basic and diluted per share earnings for the same period in 1999. As discussed in the quarterly results above, the 1999 second quarter included a one-time gain on sale of certain non-core servicing rights of $479,000 (or $.05 per share).

Cash earnings for the six-months ended June 30, 2000 were $5.1 million or $.79 per diluted share compared to $4.7 million or $.69 per diluted share for the same period in 1999. Cash earnings are calculated by excluding the net income impact of amortization of goodwill.

Net Interest Income. Net interest income before provision for loan losses increased to $11.3 million for the six-month period ending June 30, 2000 compared to $11.2 million for the same period in 1999. The Company's year-to-date net interest margin through June 30, 2000 decreased to 2.99% compared to 3.43% for the same period in 1999. Interest rate spread also decreased to 3.07% for the six-month period ended June 30, 2000 from 3.19% for the same period in 1999. The net interest margin was favorably impacted by a first quarter change in the estimate of interest receivable on certain loans that are more than 90 days delinquent which have been repurchased out of the servicing portfolio by The Leader. This change in estimate of interest receivable resulted in a 20 basis point increase in the yield on interest-earning assets for the six-month period ended June 30, 2000. Without that change, the year-to-date net interest margin would have been 2.82%. In addition, management enhanced its method of estimating the required reserve for potential losses on foreclosure loans to more accurately reflect the total risk inherent in the servicing and loan portfolios at The Leader. This resulted in a one-time adjustment to provision for loan losses of $693,000. The net impact of these two items essentially offset each other and without these adjustments earnings for the year would still be $.73 per diluted share.

Excluding the estimate change, total interest income increased by $5.4 million, or 21.4%, from $25.1 million for the six-months ended June 30, 1999 to $30.5 million for the same period in 2000. The increase was due to a $100.7 million increase in the average balance of interest-earning assets for the six-months ended June 30, 2000 when compared to the same period in 1999. The yield on interest earning assets increased from 7.51% for the year-to-date period ended June 30, 1999 to 7.84% for the same period in 2000 excluding the impact of the change in estimate noted above (8.01% including the change in estimate). Excluding the estimate change, interest earnings on the loan portfolio increased $4.3 million from $23.5 million for the six-months ended June 30, 1999 to $27.8 million for the same period in 2000. This increase was due to increases in the average balance of loans receivable and the yield on these loans from $613.7 million and 7.66% for the six-month period ended June 30, 1999, respectively, to $702.6 million and 7.92%, respectively, for the same period in 2000.

Interest earnings from the investment portfolio increased to $2.5 million for the six months ended June 30, 2000 compared to $1.6 million for the same period in 1999. The increase in interest income was primarily the result of a $19.1 million increase in the average balance of investment

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

securities, from $55.5 million for the first six months of 1999 to $74.6 million for the same period in 2000. This increase resulted from including loans that were securitized pending delivery to the bond trustees in trading securities beginning in late December of 1999. These trading securities were delivered to the trustee during the first quarter of 2000. Additionally, the yield on the average portfolio balance for the six months ended June 30, 2000 was 7.17% compared to 5.90% for the same period in 1999.

Interest expense increased by $6.0 million, or 43.2%, to $19.9 million for the six months ended June 30, 2000 compared to $13.9 million for the same period in 1999. The increase is primarily due to the funding of the $100.7 million increase in average interest earning assets noted above combined with a $48.8 million increase in average non-interest earning assets, from $134.1 million for the first six months of 1999 to $182.9 million for the same period in 2000. This increase in average non-interest earning assets was primarily a result of the growth in The Leader's mortgage servicing assets from an average of $78.8 million for the year-to-date period ended June 30, 1999 to $105.3 million for the same period in 2000. These increased funding requirements resulted in a $160.6 million increase in the average balance of total interest-bearing liabilities from $643.0 million for the six months ended June 30, 1999 to $803.6 million for the same period of 2000.

Interest expense also increased due to an increase in the average cost of funds during the first six months of 2000 to 4.94% from 4.32% for the comparable period in 1999. This increase resulted from increases in the average costs of deposits, FHLB advances, and notes payable of 46 basis points, 57 basis points, and 28 basis points, respectively, from 4.09%, 4.87%, and 6.01%, respectively for the six-months ended June 30, 1999, to 4.55%, 5.44%, and 6.29%, respectively for the same period in 2000. These increases were the result of several increases to the targeted Fed Funds rate initiated by the Federal Reserve throughout 1999 and continuing through the second quarter of 2000.

Provision for Loan Losses. The provision for loan losses increased to $2.0 million for the six-months ended June 30, 2000 compared to $712,000 for the same period in 1999. As noted above, $693,000 of this increase was the result of the change in accounting estimate on foreclosure loans at The Leader. First Defiance charged off $1.6 million of loans against its allowance for loan losses for the six-month period ended June 30, 2000 and realized recoveries of $249,000 from loans previously charged off. During the same period in 1999, First Defiance charged off $1.9 million in loans and realized recoveries of $146,000.

Non-Interest Income. Non-interest income increased $6.2 million for the six-month period ended June 30, 2000 from $18.8 million to $25.0 million for the 1999 and 2000 periods, respectively. Individual components of non-interest income are as follows:

Mortgage Banking Income. Mortgage banking income, which includes servicing fees and late charge income, increased to $16.7 million for the six-month period ended June 30, 2000 from $13.1 million for the same period in 1999. This increase in mortgage banking income was primarily the result of the growth in the mortgage servicing portfolio noted in the Results of Operations section for the second quarter of 2000. The Leader now services a total of 110,000 loans with a balance of nearly $7.0 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

Gain on Sale of Loans. Gain of sale of loans increased from $3.2 million for the six-months ended June 30, 1999 to $4.5 million for the same period in 2000. The increase in gains on sale of loans is a result of continued strong production levels at The Leader. Year-to-date the number of loans produced has increased by 66% over 1999 from 9,512 for the first six months of 1999 to 15,803 for the same period in 2000. The dollar balance of loans produced has increased by 72% over that same period, from $635.5 million during the first half of 1999 compared to $1.094 billion during the same period in 2000.

Other Non-Interest Income. Other non-interest income, including insurance commission income, dividends on Federal Home Loan Bank stock, gains on sale of securities, and other miscellaneous charges, increased to $3.7 million for the first half of 2000 from $2.5 million for the same period in 1999. Commission revenue increases at First Insurance accounted for $909,000 of the year over year increase due to the 1999 third quarter acquisition of the Insurance and Risk Management office. Additionally, as previously noted, during the second quarter of 1999 The Leader recognized a $479,000 gain on sale of non-core servicing rights.

Non-Interest Expense. Total non-interest expense increased $4.4 million from $22.7 million for the six-month period ended June 30, 1999 to $27.1 for the same period in 2000. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $2.4 million from $9.0 million for the year-to-date period ended June 30, 1999 to $11.4 million for the same period in 2000. This increase was the result of planned expansions of The Leader's operations, increases at First Federal to support the growth in commercial lending and expansion of the branch network, and the additional staff at First Insurance acquired through the acquisition of the Insurance and Risk Management office.

Occupancy. Occupancy expense increased to $2.4 million for the six-month period ended June 30, 2000 from $1.9 million for the same period in 1999. This increase was a result of expansions throughout the Company.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights increased to $7.2 million for the six-month period ended June 30, 2000 from $6.4 million for the same period in 1999 due to the growth in the mortgage servicing portfolio.

Amortization of Goodwill and Other Acquisition Costs. $1.22 million in amortization of goodwill and other acquisition costs was recognized for the six-month period ended June 30, 2000 compared to $1.15 million for the same period in 1999, due to the purchase of The Leader and the First Insurance.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $4.7 million for the six-month period ended June 30, 2000 compared to $4.3 million for the same period in 1999.

The effective tax rate utilized for the six months ended June 30, 2000 was 35.6% compared to 35.4% for the six months ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

As a result of the above factors, net income for the six-month period ended June 30, 2000 increased to $4.7 million from $4.3 million for the six-months ended June 30, 1999. On a per share basis, basic and diluted earnings per share for the six months ended June 30, 2000 were $.74 and $.73 respectively compared to $.66 and $.63, respectively, for the same period in 1999. As stated above the results for the six months ended June 30, 1999 were favorably impacted by the $479,000 gain realized on the sale of certain non-core mortgage servicing rights. The after tax gain resulting from the sale of the servicing was $316,000 or $.05 per basic and diluted share. Average shares outstanding for the basic and diluted calculations were 6,272,000 and 6,394,000 respectively for the six-months ended June 30, 2000 compared to 6,614,000 and 6,835,000 respectively for the same period in 1999.

Through June 30, 2000, First Defiance has declared dividends totaling $.22 per share.


Liquidity and Capital Resources

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity exceeded applicable liquidity requirements throughout the six-month period ended June 30, 2000.

First Defiance generated $21.5 million in cash for operating activities during the first six months of 2000. The Company's cash flow from operating activities include net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, including amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans held for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At June 30, 2000, First Defiance had $20.6 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $45.3 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $198.9 million of loans held-for-sale and it also had commitments to acquire $1.635 billion of mortgage loans under active first-time homebuyer programs, all of which have offsetting commitments for sale into the secondary market as GNMA or FNMA mortgage backed securities. Also as of June 30, 2000, the total amount of certificates of deposit that are scheduled to mature by June 30, 2001 is $350.7 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

environments. If First Defiance requires funds beyond its internal funding capabilities, additional advances from the FHLB of Cincinnati are available.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. Such investments are not classified as high risk at June 30, 2000 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2000.

                                     Tangible            Core          Risk-Based
                                      Capital           Capital        Capital (1)
                                      -------           -------      --------------
                                                 (Dollars in Thousands)
Regulatory capital                    $62,644           $62,644          $68,560
Minimum required regulatory
   capital                             14,107            37,621          50,083
                                      -------           -------        --------
Excess regulatory capital             $48,537           $25,023          $18,477
                                      =======           =======          =======
Regulatory capital as a
   percentage of assets (2)               6.7%              6.7%            11.0%
Minimum capital required as
   a percentage of assets                 1.5%              4.0%             8.0%
                                       -------          -------           ------
Excess regulatory capital as a
   percentage in excess of
   requirement                            5.2%              2.7%             3.0%
                                        ======             =====           =====

(1) Does not reflect the interest-rate risk component in the risk-based capital requirement, discussed above.
(2) Tangible capital and core capital are computed as a percentage of adjusted total assets of $940.5 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $626.0 million.



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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

As discussed in detail in the 1999 Annual Report in Form 10-K, First Defiance's ability to maximize net income is dependent on management's ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyses the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using June 30, 2000 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

The simulation model used by First Defiance measures the impact of rising and falling interest rates on net interest income only. The Company also monitors the potential change in the value of its mortgage-servicing portfolio given the same 100 basis point shift in interest rates. At June 30, 2000, a 100 basis point decrease in interest rate would not materially impact the valuation reserve for mortgage servicing rights.

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

                                         First Defiance Financial Corp.
                                         (Registrant)


Date:  August 11, 2000                   By:   /s/ William J. Small
       ---------------                         --------------------
                                               William J. Small
                                               Chairman, President and
                                               Chief Executive Officer


Date:  August 11, 2000                   By:   /s/ John C. Wahl
       ---------------                         ----------------
                                               John C. Wahl
                                               Executive Vice President, Chief
                                               Financial Officer and
                                               Treasurer