Form 10-Q
period 2000-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2000-11-14
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For Period Ended September 30, 2000

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

   For the Transition Period from ___________to__________


                         Commission file number 0-26850
                                                -------

                         First Defiance Financial Corp.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                             34-1803915
-------------------------------                       ------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
incorporation or organization)                         Identification Number)

601 Clinton Street, Defiance, Ohio                            43512
---------------------------------------                    ------------
(Address or principal executive office)                     (Zip Code)


Registrant's telephone number, including area code:  (419) 782-5015
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,889,752 shares outstanding at November 3, 2000.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I.-FINANCIAL INFORMATION

 Item 1.   Consolidated Condensed Financial Statements (Unaudited):

           Consolidated Condensed Statements of Financial
           Condition - September 30, 2000 and December 31, 1999            1

           Consolidated  Condensed  Statements of Income - Three
           months ended September 30, 2000 and 1999;
           Nine months ended September 30, 2000 and 1999                   3

           Consolidated Condensed Statement of Changes in
           Stockholders' Equity - Nine months ended
           September 30, 2000                                              4

           Consolidated Condensed Statements of Cash Flows
           - Nine months ended September 30, 2000 and 1999                 6

           Notes to Consolidated Condensed Financial Statements            8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            16

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                    31

PART II.   OTHER INFORMATION:

 Item 1.   Legal Proceedings                                              32

 Item 2.   Changes in Securities                                          32

 Item 3.   Defaults upon Senior Securities                                32

 Item 4.   Submission of Matters to a Vote of Security Holders            32

 Item 5.   Other Information                                              32

 Item 6.   Exhibits and Reports on Form 8-K                               32

           Signatures                                                     33

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                  (Amounts in Thousands, except for share data)

--------------------------------------------------------------------------------

                                                             September 30, 2000         December 31, 1999
                                                             ------------------         -----------------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                                $    10,758                 $   13,102
     Interest-bearing deposits                                       10,843                      3,134
                                                                ------------                ----------
                                                                     21,601                     16,236
Securities:
     Available-for-sale, carried at fair value                       52,997                     53,946
     Trading, carried at fair value                                     235                     29,805
     Held-to-maturity, carried at amortized cost
         (approximate fair value $8,311 and $9,953
         at September 30, 2000 and December 31,
         1999, respectively)                                          8,262                      9,895
                                                                -----------                 ----------
                                                                     61,494                     93,646
Loans held for  sale (at  lower of cost or fair  value,
     approximate  fair  value $204,129 and $237,622
     at September 30, 2000 and December 31,1999,
     respectively)                                                  204,129                    237,622
Loans receivable, net                                               526,474                    465,321
Mortgage servicing rights                                           125,790                     97,519
Accrued interest receivable                                           6,226                      3,868
Federal Home Loan Bank stock                                         14,969                     14,181
Office properties and equipment                                      22,057                     21,311
Real estate, mobile homes and other
     assets held for sale                                               713                      2,557
Goodwill, net                                                        14,172                     14,699
Other assets                                                         23,684                     21,034
                                                                -----------                 ----------

Total assets                                                    $ 1,021,309                 $  987,994
                                                                ===========                 ==========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                  (Amounts in Thousands, except for share data)

--------------------------------------------------------------------------------


                                                                 September 30, 2000         December 31, 1999
                                                                 ------------------         -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                           $   533,746                 $  502,969
Advances from Federal Home Loan Bank                                   253,614                    265,410
Warehouse and term notes payable                                        38,843                     53,504
Advance payments by borrowers for taxes and insurance                   82,652                     61,542
Deferred taxes                                                           1,824                      2,232
Other liabilities                                                       13,998                     12,921
                                                                   -----------                 ----------
Total liabilities                                                      924,677                    898,578

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares issued                           -                          -
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 6,890,000 and
     6,814,000 shares outstanding at September 30, 2000
     and December 31,1999, respectively                                     69                         68
Additional paid-in capital                                              53,600                     53,181
Stock acquired by ESOP                                                  (3,238)                    (3,664)
Deferred compensation                                                     (266)                      (458)
Accumulated other comprehensive income,
     net of income taxes of $(592)
     and $(565), respectively                                             (602)                    (1,096)
Retained earnings                                                       47,069                     41,385
                                                                   -----------                 ----------
Total stockholders' equity                                              96,632                     89,416
                                                                   -----------                 ----------

Total liabilities and stockholders' equity                         $ 1,021,309                 $  987,994
                                                                   ===========                 ==========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

--------------------------------------------------------------------------------

                                                   For the Three Months Ended          For the Nine Months Ended
                                                          September 30,                      September 30,
                                                          -------------                      -------------
                                                        2000         1999                  2000         1999
Interest Income
Loans                                                 $ 15,838     $ 12,885              $ 44,352     $ 36,375
Investment securities                                      985          783                 3,458        2,357
Interest-bearing deposits                                   88           33                   290           96
                                                      --------     --------              --------     --------
Total interest income                                   16,911       13,701                48,100       38,828
Interest Expense
Deposits                                                 6,848        4,964                18,623       14,495
FHLB advances and other                                  3,830        2,706                 9,560        6,796
Notes payable and warehouse loans                        1,009          600                 3,371          858
                                                      --------     --------              --------     --------
Total interest expense                                  11,687        8,270                31,554       22,149
                                                      --------     --------              --------     --------
Net interest income                                      5,224        5,431                16,546       16,679
Provision for loan losses                                  539          429                 2,528        1,140
                                                      --------     --------              --------     --------
Net interest income after provision for loan losses      4,685        5,002                14,018       15,539
Noninterest Income
Mortgage banking income                                  9,292        7,199                25,995       20,317
Loan service fees and other charges                        627          378                 1,536        1,069
Dividends on stock                                         278          268                   792          686
Gain on sale of loans                                    2,697        1,710                 7,228        4,878
Gain on sale of mortgage servicing rights                    -            -                     -          479
Gain (loss) on sale of securities                          (29)          15                   (29)           1
Trust income                                               163           10                   199           18
Other noninterest income                                 1,003          683                 3,271        1,625
                                                      --------     --------              --------     --------
Total noninterest income                                14,031       10,263                38,992       29,073
Noninterest Expense
Compensation and benefits                                5,636        5,113                17,071       14,106
Occupancy                                                1,167        1,068                 3,580        2,922
SAIF deposit insurance premiums                             30          124                    88          262
State franchise tax                                        269          259                   851          702
Data processing                                            307          296                   955          923
Amortization of mortgage servicing rights                3,744        3,025                10,987        9,378
Amortization of goodwill and other intangibles             434          586                 1,655        1,738
Other noninterest expense                                2,357        1,563                 5,820        4,678
                                                      --------     --------              --------     --------
Total noninterest expense                               13,944       12,034                41,007       34,709
                                                      --------     --------              --------     --------
Income before income taxes                               4,772        3,231                12,003        9,903
Federal income taxes                                     1,604        1,139                 4,176        3,502
                                                      --------     --------              --------     --------
Net income                                            $  3,168     $  2,092              $  7,827     $  6,401
                                                      ========     ========              ========     ========

      Earnings per share (Note 4)
Basic                                                  $  0.50      $  0.33               $  1.24      $  0.98
                                                       =======      =======               =======      =======
Diluted                                                $  0.49      $  0.32               $  1.22      $  0.95
                                                       =======      =======               =======      =======
  Dividends declared per share (Note 3)                $  0.11      $  0.10               $  0.33      $  0.30
                                                       =======      =======               =======      =======
  Average shares outstanding (Note 4)
Basic                                                    6,367        6,447                 6,301        6,561
                                                       =======      =======               =======      =======
Diluted                                                  6,451        6,627                 6,411        6,768
                                                       =======      =======               =======      =======

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                                       2000
                                                                                       ----
                                                                                             Stock Acquired By
                                                                                             -----------------
                                                                          Additional                      Management
                                                          Common           Paid-in                       Recognition
                                                          Stock            Capital          ESOP            Plan
                                                          -----            -------          ----            ----
Balance at January 1                                       $68             $53,181        $(3,664)         $(458)

Comprehensive income:
     Net income
     Change in unrealized gains (losses)
         net of income taxes of $255 and
         $392 for 2000 and 1999, respectively

Total comprehensive income

ESOP shares released                                                            71            426

Amortization of deferred compensation
    of Management Recognition Plan                                                                           192

Shares issued under stock option plan                        1                 364

Purchase of common stock for
    treasury                                                                   (16)

Dividends declared (Note 3)

                                                    ---------------------------------------------------------------
Balance at September 30                                    $69             $53,600        $(3,238)         $(266)
                                                    ===============================================================

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                             2000                           1999
                                                 ---------------------------------------------------- ---------------
                                                     Net Unrealized
                                                    gains (losses) on                      Total          Total
                                                     available-for-        Retained     Stockholders'  Stockholder's
                                                    sale securities        Earnings       Equity         Equity
                                                    -----------------      --------       ------         ------
Balance at January 1                                   $(1,096)            $41,385        $89,416        $93,710

Comprehensive income:
     Net income                                                              7,826          7,826          6,401
     Change in unrealized gains (losses)
          net of income taxes of $255 and
          $392 for 2000 and 1999, respectively             494                                494           (764)
                                                                                          -------         -------
Total comprehensive income                                                                  8,320          5,637

ESOP shares released                                                                          497            622

Amortization of deferred compensation
of Management Recognition Plan                                                                192            304

Shares issued under stock option plan                                                         365            276

Purchase of common stock for
    treasury                                                                   (13)           (29)        (8,279)

Dividends declared (Note 3)                                                 (2,129)        (2,129)        (1,984)
                                                    ---------------------------------------------        -------
Balance at September 30                                  $(602)            $47,069        $96,632        $90,286
                                                    =============================================        =======


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                                Nine Months
                                                                            Ended September 30,
                                                                            2000           1999
                                                                         -------------------------
Operating Activities
Net income                                                               $  7,827       $  6,401
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                              2,528          1,140
     Provision for depreciation                                             1,479          1,308
     Net securities amortization                                               35             94
     Amortization of mortgage servicing rights                             10,987          9,378
     Amortization of goodwill                                                 527            464
     Gain on sale of loans                                                 (7,228)        (4,878)
     Gain on sale of mortgage servicing rights                                  -           (479)
     Amortization of Management Recognition Plan
         deferred compensation                                                192            304
     Release of ESOP Shares                                                   497            622
     (Gain) loss on disposal of office properties and equipment               (60)             3
     Loss on sale on securities                                                29              1
     Deferred federal income tax credit                                      (663)           (21)
     Proceeds from sale of loans                                        1,827,007      1,139,094
     Proceeds from sale of mortgage servicing rights                            -          2,610
     Origination of mortgage servicing rights, net                        (39,258)       (23,068)
     Origination of loans held for sale                                (1,786,286)    (1,250,014)
     Increase in interest receivable and other assets                      (5,008)        (4,423)
     Net repurchase of loans serviced for others                           (8,922)       (10,806)
     Increase in other liabilities                                          1,069            478
                                                                       ----------     ----------
Net cash provided by (used in) operating activities                         4,752       (131,792)

Investing Activities
Proceeds from maturities of held-to-maturity securities                     1,611          2,953
Proceeds from maturities of available-for-sale securities                   3,946         16,895
Proceeds from sale of available-for-sale securities                         1,046          2,000
Proceeds from sale of trading securities                                   29,568              -
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale                                             2,640          1,242
Proceeds from sales of office properties and equipment                        338              8
Purchases of available-for-sale securities                                 (3,334)       (19,158)
Purchases of Federal Home Loan Bank stock                                    (788)        (2,433)
Purchases of office properties and equipment                               (2,503)        (3,601)
Adjustment of acquisition of First Insurance                                    -           (126)
Acquisition of Insurance and Risk Management Co. office                         -         (1,918)
Acquisition of Moreland Greens, net of cash received                            -            217
Net increase in loans receivable                                          (55,555)        (8,362)
                                                                       ----------     -----------
Net cash used in investing activities                                     (23,031)       (12,283)

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                             September 30,
                                                                          2000            1999
                                                                          ----            ----
Financing Activities

Net increase in deposits and advance payments by borrowers
     for taxes and insurance                                              51,887          26,408
Repayment of Federal Home Loan Bank long-term advances                  (100,546)           (964)
Repayment of term notes payable                                             (309)            (79)
Net increase in Federal Home Loan Bank
     short-term advances                                                  88,750          66,605
Proceeds from federal funds purchased                                          -           2,000
Proceeds from short term line of credit                                   13,000               -
Increase (decrease) in warehouse loans                                   (27,352)         49,655
Purchase of common stock for treasury                                        (29)         (8,279)
Cash dividends paid                                                       (2,122)         (2,042)
Proceeds from exercise of stock options                                      365             276
                                                                       ---------       ---------
Net cash provided by financing activities                                 23,644         133,580
                                                                       ---------       ---------
Increase (decrease) in cash and cash equivalents                           5,365         (10,495)
Cash and cash equivalents at beginning of period                          16,236          20,506
                                                                       ---------       ---------

Cash and cash equivalents at end of period                             $  21,601       $  10,011
                                                                       =========       =========

Supplemental cash flow information:

Interest paid                                                          $  31,845       $  21,969
                                                                       =========       =========
Income taxes paid                                                      $   4,500       $   4,925
                                                                       =========       =========
Transfers from loans to real estate, mobile homes
     and other assets held for sale                                    $     390       $   2,108
                                                                       =========       =========
Noncash operating activities:

Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities                     $    (255)      $     392
                                                                       =========       =========
Noncash investing activities:
Decrease in net unrealized gain or loss on
     available-for-sale securities                                     $    (494)      $  (1,156)
                                                                       =========       =========
Exchange of debt for equity position in Moreland Greens                $       -       $   3,701
                                                                       =========       =========
Noncash financing activities:

Cash dividends declared but not paid                                   $     711       $     652
                                                                       =========       =========


See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements

                   (Unaudited at September 30, 2000 and 1999)

--------------------------------------------------------------------------------

1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company"), its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal"), and First Insurance and Investments ("First Insurance") and First Federal's wholly owned mortgage banking company, The Leader Mortgage Company LLC ("The Leader"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 1999 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements as of September 30, 2000 and for the three-month and nine-month periods ending September 30, 2000 and 1999 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's 1999 annual report on Form 10-K for the year ended December 31, 1999. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

3.   Dividends on Common Stock

     As of September 30, 2000, First Defiance had declared a quarterly cash dividend of $.11 per share for the third quarter of 2000, payable October 27, 2000.

                         FIRST DEFIANCE FINANCIAL CORP.

        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2000 and 1999)

--------------------------------------------------------------------------------

4.   Earnings Per Share

     Basic earnings per share as disclosed under Statement of Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine-month periods ended September 30, 2000 and 1999. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and nine-months ended September 30, 2000 and 1999, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):



                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                                --------------          -------------
                                               2000         1999       2000         1999
                                               ----         ----       ----         ----
Numerator for basic and diluted
  earnings per share - net income              $3,168      $2,092      $7,827      $6,401
                                               ======      ======      ======      ======
Denominator:
  Denominator for basic earnings per
    share - weighted average shares             6,367       6,447       6,301       6,561
  Effect of dilutive securities:
    Employee stock options                         30         105          41         121
    Unvested Management Recognition
        Plan stock                                 54          75          69          86
                                               ------      ------      ------      ------
  Dilutive potential common shares                 84         180         110         207
                                               ======      ======      ======      ======
  Denominator for diluted earnings
    per share - adjusted weighted average
    shares and assumed conversions              6,451       6,627       6,411       6,768
                                               ======      ======      ======      ======
Basic earnings per share                       $  .50      $  .33      $ 1.24      $  .98
                                               ======      ======      ======      ======
Diluted earnings per share                     $  .49      $  .32      $ 1.22      $  .95
                                               ======      ======      ======      ======

                         FIRST DEFIANCE FINANCIAL CORP.

                        (Unaudited at September 30, 2000)

--------------------------------------------------------------------------------

5.       Loans Receivable

     Loans receivable consist of the following:

                                                                     September 30,                    December 31,
                                                                         2000                             1999
                                                                         ----                             ----
                                                                                      (in thousands)
         Mortgage loans:
              Secured by one-to-four family residences                  $  210,362                      $  220,390
              Secured by other properties                                   20,186                          21,502
              Construction loans                                            10,040                           7,808
              Other mortgage loans                                           1,717                           2,156
                                                                       -----------                     ------------
                                                                           242,305                         251,856
         Other Loans:
              Commercial and commercial real estate                        213,074                         138,125
              Automobile                                                    47,418                          55,673
              Home equity and improvement                                   29,376                          22,781
              Other                                                          8,067                           8,699
                                                                        ----------                      ----------
                                                                           297,935                         225,278
                                                                          --------                       ---------
         Total mortgage and other loans                                    540,240                         477,134
         Deduct:
              Undisbursed loan funds                                         4,014                           3,291
              Net deferred loan origination fees and costs                     951                             764
              Allowance for loan loss                                        8,801                           7,758
                                                                          --------                      ----------
         Totals                                                          $ 526,474                       $ 465,321
                                                                         =========                       =========


6.       Mortgage Servicing Rights

     The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows (in thousands):


                                                Nine Months
                                                   Ended            Year Ended
                                                September 30,       December 31,
                                                    2000               1999
                                                   -----               ----



              Balance at beginning of period       $ 97,519           $ 76,452
              Additions                              39,258             35,909
              Sale of servicing rights, net               -             (2,610)
              Loans sold servicing retained               -                479
              Amortization                          (10,987)           (12,711)
                                                 ----------            -------
              Balance at end of period             $125,790            $97,519
                                                   ========            =======

     Accumulated   amortization   of  mortgage   servicing   rights   aggregated
     approximately $28.5 million and $17.5 million at September 30, 2000 and December 31, 1999, respectively.

                         FIRST DEFIANCE FINANCIAL CORP.

                        (Unaudited at September 30, 2000)

--------------------------------------------------------------------------------

6.   Mortgage Servicing Rights - Continued

     The  Company's  servicing  portfolio   (excluding   subserviced  loans)  is
     comprised of the following as of September 30, 2000 (dollars in thousands):



                                               Principal
                                Number          Balance
                               of Loans       Outstanding
                               --------       -----------

GNMA                            81,146        $5,499,110
FNMA                            12,988           838,957
FHLMC                            2,417           106,793
Other VA, FHA and
  Conventional loans            20,939         1,066,021
                            ----------        ----------
                               117,490        $7,510,881
                            ==========        ==========


7.   Deposits

     A summary of deposit balances is as follows (in thousands):

                                                   September 30,    December 31,
                                                       2000            1999
                                                       ----            ----

        Noninterest-bearing checking accounts     $   26,392      $   19,971
        Interest-bearing checking accounts            29,881          31,998
        Savings accounts                              39,291          49,217
        Money market demand accounts                  71,802          46,692
        Certificates of deposit                      366,380         355,091
                                                    --------        --------
                                                   $ 533,746      $  502,969
                                                   =========      ==========

                         FIRST DEFIANCE FINANCIAL CORP.

        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2000 and 1999)

--------------------------------------------------------------------------------

8.       Line of Business Reporting

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

     The parent unit is comprised of the operations of First Insurance and inter-segment income eliminations and unallocated expenses. Selected segment information in the following table includes only the three and nine-months ended September 30, 2000 and 1999.



                                                           Three-Months Ended September 30, 2000
                                                           --------------------------------------
                                                                      (In Thousands)


                                                                   Parent          Retail          Mortgage
                                               Consolidated       and Other        Banking          Banking
                                               --------------------------------------------------------------
     Total interest income                        $ 16,911      $  (5,586)        $ 17,714           $ 4,783
     Total interest expense                         11,687         (5,463)          12,401             4,749
                                                  ----------------------------------------------------------
     Net interest income                             5,224           (123)           5,313                34
     Provision for loan losses                         539             -                73               466
                                                ------------------------------------------------------------
     Net interest income after
         provision                                   4,685           (123)           5,240              (432)
     Non-interest income                            14,031            520            1,170            12,341
     Non-interest expense                           13,944            757            4,328             8,859
                                                  ----------------------------------------------------------
     Income before income taxes                      4,772           (360)           2,082             3,050
     Income taxes                                    1,604           (109)             666             1,047
                                                 -----------------------------------------------------------
     Net income                                    $ 3,168        $  (251)         $ 1,416           $ 2,003
                                                 ===========================================================

     Total assets                               $1,021,309      $(345,190)        $985,420          $381,079
                                                ============================================================

                         FIRST DEFIANCE FINANCIAL CORP.

                   (Unaudited at September 30, 2000 and 1999)

--------------------------------------------------------------------------------

  8.  Line of Business Reporting - Continued



                                                     Nine-Months Ended September 30, 2000
                                                     -------------------------------------
                                                                (In Thousands)

                                                            Parent           Retail           Mortgage
                                           Consolidated    and Other         Banking          Banking
                                           ------------------------------------------------------------
     Total interest income                  $ 48,100     $  (14,415)        $ 48,358          $ 14,157
     Total interest expense                   31,554        (14,317)          32,647            13,224
                                           -----------------------------------------------------------
     Net interest income                      16,546            (98)          15,711               933
     Provision for loan losses                 2,528             -               384             2,144
                                          ------------------------------------------------------------
     Net interest income after
         provision                            14,018            (98)          15,327            (1,211)
     Non-interest income                      38,992          1,786            3,153            34,053
     Non-interest expense                     41,007          2,164           12,989            25,854
                                            ----------------------------------------------------------
     Income before income taxes               12,003           (476)           5,491             6,988
     Income taxes                              4,176           (118)           1,758             2,536
                                           -----------------------------------------------------------
     Net income                              $ 7,827        $  (358)         $ 3,733           $ 4,452
                                           ===========================================================

     Total assets                         $1,021,309      $(345,190)        $985,420          $381,079
                                          ============================================================


                                                              Three-Months Ended September 30, 1999
                                                              --------------------------------------
                                                                         (In Thousands)

                                                                   Parent           Retail           Mortgage
                                                Consolidated      and Other         Banking           Banking

     Total interest income                        $ 13,701      $  (3,739)        $ 13,869           $ 3,571
     Total interest expense                          8,270         (4,037)           9,173             3,134
                                                 -----------------------------------------------------------
     Net interest income                             5,431            298            4,696               437
     Provision for loan losses                         429             -               105               324
                                                 -----------------------------------------------------------
     Net interest income after
         provision                                   5,002            298            4,591               113
     Non-interest income                            10,263            214              923             9,126
     Non-interest expense                           12,034            314            4,213             7,507
                                                 -----------------------------------------------------------
     Income before income taxes                      3,231            198            1,301             1,732
     Income taxes                                    1,139             93              406               640
                                                 -----------------------------------------------------------
     Net income                                    $ 2,092      $     105            $ 895           $ 1,092
                                                 ===========================================================

     Total assets                                $932,076       $(286,301)        $830,694          $387,683
                                                 ===========================================================

                         FIRST DEFIANCE FINANCIAL CORP.

                   (Unaudited at September 30, 2000 and 1999)

--------------------------------------------------------------------------------

8.  Line of Business Reporting - Continued



                                                           Nine-Months Ended September 30, 1999
                                                           ------------------------------------
                                                                      (In Thousands)

                                                                   Parent          Retail           Mortgage
                                                Consolidated      and Other        Banking          Banking
                                                ------------------------------------------------------------
     Total interest income                        $ 38,828      $  (9,576)        $ 39,706           $ 8,698
     Total interest expense                         22,149        (10,675)          25,759             7,065
                                                ------------------------------------------------------------
     Net interest income                            16,679          1,099           13,947             1,633
     Provision for loan losses                       1,140             -               (11)            1,151
                                                ------------------------------------------------------------
     Net interest income after
         provision                                  15,539          1,099           13,958               482
     Non-interest income                            29,073            532            3,008            25,533
     Non-interest expense                           34,709            894           12,061            21,754
                                                ------------------------------------------------------------
     Income before income taxes                      9,903            737            4,905             4,261
     Income taxes                                    3,502            341            1,559             1,602
                                                ------------------------------------------------------------
     Net income                                   $  6,401         $  396          $ 3,346           $ 2,659
                                                ============================================================

     Total assets                                 $932,076      $(286,301)        $830,694          $387,683
                                                ============================================================



9.       Acquisitions

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

                         FIRST DEFIANCE FINANCIAL CORP.

                   (Unaudited at September 30, 2000 and 1999)

--------------------------------------------------------------------------------

10.      New Accounting Pronouncement

     The FASB has released Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative and Similar Financial Instruments and for Hedging Activities, as amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements establish accounting and reporting standards for derivative financial instruments and require all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. These standards become effective for First Defiance for quarterly and annual reporting beginning January 1, 2001 and are not expected to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         --------------

General

First Defiance is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest, Defiance Ohio ("First Federal") and First Insurance & Investments ("First Insurance") and First Federal's wholly owned subsidiary, The Leader Mortgage Company LLC ("The Leader"). First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the eight counties in which its offices are located and in contiguous Putnam County. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository and trust services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. The Leader is a mortgage banking company which specializes in servicing mortgage loans under first-time home-buyer programs sponsored by various state, county and municipal governmental entities. The Company's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association ("GNMA") bonds. First Insurance is an insurance agency that does business in the Defiance, Ohio area. First Insurance offers property and casualty, group health, and life insurance products as well as certain uninsured investment products.

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

Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $8.3 million at September 30, 2000. Loans held-for-sale securitized in the normal course of The Leader's operations have been classified as trading securities, reported at fair market value. The Leader has committed to sell these securities at their carrying value. Securities not classified as held-to-maturity or trading are classified as available-for-sale, which are stated at fair value and had a recorded value of $53.0 million at September 30, 2000. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($19.5 million), corporate bonds ($11.8 million), certain municipal obligations ($5.4 million), adjustable-rate mortgage backed security mutual funds ($7.6 million), CMOs and REMICs ($6.5 million), preferred stock ($1.9 million), and corporate equities ($306,000). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $913,000 at September 30, 2000, or $592,000 after considering the related deferred tax benefit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank ("FHLB") advances, and other borrowings. The Company's non-interest income includes mortgage loan servicing income, other loan administration fees, gains on sales of mortgage loans, and the recognition of mortgage servicing rights generated by The Leader and First Federal. First Defiance's earnings also depend on the provision for loan losses and its non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

Changes in Financial Condition

At September 30, 2000, First Defiance's total assets, deposits (including customer's escrow deposits) and stockholders' equity amounted to $1.021 billion, $616.4 million and $96.6 million, respectively, compared to $988.0 million, $564.5 million and $89.4 million, respectively, at December 31, 1999.

Net loans receivable have increased to $526.5 million at September 30, 2000 from $465.3 million at December 31, 1999. During the same period, loans held-for-sale decreased to $204.1 million at September 30, 2000 from $237.6 million at December 31, 1999. The reduction in the held-for-sale loans is a result of efforts by management to reduce the time between loan purchases and settlements on securitizations, thereby reducing overall funding costs.

Mortgage servicing rights increased to $125.8 million at September 30, 2000 from $97.5 million at December 31, 1999. Mortgage servicing rights are recorded when loans available for sale are securitized and the value is based on the servicing fees earned on the underlying mortgage loan being serviced, management's estimate of future prepayments and a number of other factors. At September 30, 2000 the weighted average coupon rate of the mortgage servicing portfolio was 6.95% compared to 6.83% at December 31, 1999. The Company has an independent appraisal prepared annually as of June 30 and estimates the fair value each month based upon the results of the appraisal. The approximate fair market value of the mortgage servicing rights was $172.8 million at September 30, 2000 compared to $136.0 million at December 31, 1999. The actual value of servicing may vary significantly from the estimated fair value given changes in interest rates or other market conditions.

Securities decreased to $61.5 million at September 30, 2000 from $93.6 million at December 31, 1999 as a result of a $29.6 million decrease in trading securities. Trading securities represent low coupon GNMA securities issued by the Company but not yet delivered to the bond trustee who is obligated to purchase the securities at par. This reduction in trading securities is related to management's efforts to securitize loans and deliver the securities to the trustees on a more timely basis, thereby reducing funding requirements. Proceeds from the sale of trading securities were used to fund loan growth and pay down advances from the FHLB. Deposits increased to $533.7 million as of September 30, 2000 from $503.0 million at December 31, 1999. This increase was primarily the result a $29.8 million increase in retail deposits to $472.7 million as of September 30, 2000. As a result of the decline in loans held-for-sale and increase in deposits, FHLB advances and warehouse and term notes payable decreased to $253.6 million and $38.8 million, respectively, as of September 30, 2000 from $265.4 million and $53.5 million, respectively, at December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------


Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. All average balances are based upon daily balances. See Results of Operations section for a discussion of the impact on the nine-month period ended September 30, 2000 loan yields resulting from a change in the estimated income on loans 90 days or more past due which have FHA insurance or VA guarantees.



                                                           Three Months Ended September 30,
                                       ------------------------------------------------------------------
                                                                  (in thousands)

                                                    2000                                 1999
                                       -----------------------------         ----------------------------

                                       Average                  Yield        Average                Yield
                                       Balance    Interest     Rate(1)       Balance    Interest    Rate(1)
                                       -------    --------     -------       -------    --------    -------
Interest-earning assets:
   Loans receivable                    $758,019    $15,838       8.36%       $674,680    $12,885      7.64%
   Securities                            61,655      1,073       6.96          57,287        816      5.70
   FHLB stock                            14,695        278       7.57          14,699        268      7.29
                                       --------    -------                   --------    -------
   Total interest-earning assets        834,369     17,189       8.24         746,666     13,969      7.48
Non-interest-earning assets             206,267                               149,550
                                       --------                              --------
   Total assets                      $1,040,636                              $896,216
                                     ==========                              ========

Interest-bearing liabilities:

   Deposits                            $542,468     $6,848       5.05%       $470,494     $4,964      4.22%
   FHLB advances and other              251,344      3,830       6.10         211,624      2,706      5.11
   Notes payable                         55,477      1,009       7.28          40,086        600      5.99
                                      ---------    -------                 ----------   --------
   Total interest-bearing liabilities   849,289     11,687       5.50         722,204      8,270      4.58
                                                   -------       ----                     ------      ----
Non-interest-bearing liabilities         96,646                                83,611
                                       --------                              --------
   Total liabilities                    945,935                               805,815
Stockholders' equity                     94,701                                90,401
                                       --------                             ---------
   Total liabilities and stock-
      holders' equity                $1,040,636                              $896,216
                                     ==========                              ========
Net interest income; interest
   rate spread                                      $5,502       2.74%                    $5,699      2.90%
                                                    ======       =====                    ======      =====
Net interest margin (2)                                          2.64%                                3.05%
                                                                 =====                                =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                     98%                                 103%
                                                                  ====                                 ====

----------------------------
(1) Annualized
(2) Net   interest   margin  is  net   interest   income   divided   by  average
    interest-earning assets.



                                                       Nine Months Ended September 30,
                                      ----------------------------------------------------------------
                                                                   (in thousands)

                                                   2000                              1999
                                      -----------------------------      -----------------------------
                                       Average              Yield/          Average             Yield/
                                       Balance    Interest  Rate(1)         Balance  Interest   Rate(1)
                                       -------    --------  -------         -------  --------   -------
Interest-earning assets:
   Loans receivable                    $721,073    $44,352    8.20%        $634,028   $36,375     7.65%
   Securities                            70,270      3,748    7.11           56,076     2,453     5.83
   FHLB stock                            14,436        792    7.32           12,566       686     7.28
                                       --------     ------                 --------  --------
   Total interest-earning assets        805,779     48,892    8.09          702,670    39,514     7.50
Non-interest-earning assets             190,670                             139,315
                                      ---------                            --------
   Total assets                        $996,449                            $841,985
                                       ========                            ========

Interest-bearing liabilities:

   Deposits                            $526,052    $18,623    4.72%        $467,774   $14,495     4.13%
   FHLB advances and other              224,248      9,560    5.68          182,570     6,796     4.96
   Notes payable                         68,546      3,371    6.56           19,089       858     5.99
                                      ---------  ---------                ---------   -------
   Total interest-bearing liabilities   818,846     31,554    5.14          669,433    22,149     4.41
                                                   -------    ----                    -------     ----
Non-interest-bearing liabilities         85,402                              81,853
                                       --------                           ---------
   Total liabilities                    904,248                             751,286
Stockholders' equity                     92,201                              90,699
                                       --------                           ---------
   Total liabilities and stock-
      holders' equity                  $996,449                            $841,985
                                       ========                            ========
Net interest income; interest
   rate spread                                     $17,338    2.95%                   $17,365     3.09%
                                                   =======    =====                   =======     =====
Net interest margin (2)                                       2.87%                               3.30%
                                                              =====                               =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                  98%                                105%
                                                               ====                                ====

----------------------------------------

(1) Annualized

(2) Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

On a consolidated basis, First Defiance had net income of $3.2 million for the three months ended September 30, 2000 compared to $2.1 million for the same period in 1999. On a per share basis, basic and diluted earnings per share were $.50 and $.49, respectively, for the 2000 third quarter compared to $.33 and $.32 basic and diluted per share earnings for the 1999 third quarter.

Cash earnings for the third quarter of 2000 were $3.4 million or $.52 per diluted share compared to $2.3 million or $.34 per diluted share for the same period in 1999. Cash earnings are calculated by excluding the net income impact of amortization of goodwill.

Net Interest Income. Net interest income before provision for loan losses decreased to $5.2 million for the three-month period ending September 30, 2000 from $5.4 million for the same period in 1999. The Company's net interest margin

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------


decreased to 2.64% for the quarter ended September 30, 2000 compared to 3.05% for the quarter ended September 30, 1999. The Company's interest rate spread (the difference between the yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the 2000 third quarter was 2.74%, which was 16 basis points lower than the 1999 third quarter level of 2.90%.

The reductions in net interest income and net interest margin result primarily from the necessary funding to support the growth in mortgage servicing rights, which increased from an average of $84.8 million for the third quarter of 1999 to $120.3 million for the same period in 2000. The increase in average mortgage servicing rights reflects the growth in loan production at The Leader and results in increases in both gain on sale of loans and mortgage banking income.

Total interest income increased by $3.2 million, or 23.4%, from $13.7 million for the three months ended September 30, 1999 to $16.9 million for the three months ended September 30, 2000. The increase was primarily due to a $83.3 million increase in the average balance of loans outstanding for the third quarter of 2000 when compared to the same period in 1999. Additionally, the yield on those loans increased to 8.36% in 2000 versus 7.64% in 1999. The increase in yield was attributable to increases in the average balance of loans held-for-sale at The Leader and commercial loans at First Federal. Loans held-for-sale increased from an average balance of $197.5 million for the third quarter of 1999 to $234.7 million for the same period in 2000. The recent increasing rate environment, which has caused an increase in volume in the first-time homebuyer programs that The Leader specializes in, along with a planned expansion of The Leader's mortgage banking operations has resulted in the increase in the average balance in loans held-for-sale. For the 2000 third quarter, The Leader originated 9,659 loans with balances of $671.8 million compared to production of 7,505 loans with balances of $521.0 million during the same period of 1999. During that same period, commercial and commercial real estate loans increased from an average balance of $119.6 million for the three-month period ended September 30, 1999 to $207.1 million for the same period in 2000.

Interest earnings from the investment portfolio and interest-bearing deposits increased to $1.1 million for the three months ended September 30, 2000 compared to $816,000 for the same period in 1999. The increase in interest income was the result of a $4.4 million increase in the average balance of investment securities from $57.3 million for the third quarter of 1999 to $61.7 million for the same period in 2000. Additionally, due to the increasing rate environment of the last several quarters, the average yield on the investment portfolio increased from 5.70% for the three-month period ended September 30, 1999 to 6.96% for the same period in 2000.

Interest expense increased by $3.4 million, or 41.3%, to $11.7 million for the third quarter of 2000 compared to $8.3 million for the same period in 1999. The increase is primarily due to funding the $87.7 million increase in average interest-earning assets and the $56.7 million increase in average non-interest earning assets which increased from $149.6 million for the third quarter of 1999 to $206.3 million for the same period in 2000. As previously noted, this increase in average non-interest earning assets was primarily the result in increases in mortgage servicing rights resulting from The Leader's increased production. To fund this growth, the average balance of FHLB advances increased to $251.3 million for the three months ended September 30, 2000 from $211.6 million for the comparable period in 1999 and the average balance of outside debt increased from $40.1 million to $55.5 million during the same period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------


Interest expense also increased because of an increase in the average balance of deposits outstanding and the average cost of those deposits. Average deposits increased to $542.5 million for the three months ended September 30, 2000 compared to $470.5 million for the three months ended September 30, 1999. The average cost of those deposits increased by 83 basis points in the third quarter of 2000, to 5.05% from 4.22% for the same period in 1999.

The average cost of advances also increased, to 6.10% from 5.11% for the three months ended September 30, 2000 and 1999, respectively. Additionally, the average cost of outside debt increased from 5.99% for the three months ended September 30, 1999 to 7.28% for the same period in 2000. The increase in the cost of FHLB advances and outside debt was the result of several increases to the targeted Fed Funds rate initiated by the Federal Reserve throughout 1999 and continuing in 2000.

Provision for Loan Losses. The provision for loan losses for the quarter ended September 30, 2000 was $539,000 compared to $429,000 during the same period in 1999. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. The increased provision reflects the shift in First Federal's portfolio to a larger concentration of commercial loans. It also includes increased provision for losses associated with both the cost of servicing foreclosed loans in the servicing portfolio and the anticipated increase in foreclosed loans because of the rapid growth in the total servicing portfolio.

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets totaled $2.2 million at September 30, 2000, which is .22% of total assets. Non-performing loans and repossessed assets reported do not include $7.4 million of mortgage loans 90 days or more past due which have FHA insurance or VA guarantees. The risk of loss on these loans is generally limited to the administrative cost of foreclosure actions, which is provided for in the allowance for loan losses. The allowance for loan losses at September 30, 2000 was $8.8 million compared to $8.1 million at September 30, 1999 and $7.8 million at December 31, 1999. For the quarter ended September 30, 2000, First Defiance charged off $337,000 of loans against its allowance and realized recoveries of $168,000 from loans previously charged off. During the same quarter in 1999, First Defiance charged off $566,000 in loans and realized recoveries of $52,000.

Non-Interest Income. Non-interest income increased substantially in the third quarter of 2000, from $10.3 million for the quarter ended September 30, 1999 to $14.0 million for the same period in 2000. Individual components of non-interest income are as follows:

Mortgage Banking Income. Mortgage banking income, which includes servicing fees and late charge income, increased to $9.3 million for the three-month period ended September 30, 2000 compared to $7.2 million for the same period in 1999. This increase in mortgage banking income was primarily the result of the growth in the mortgage-servicing portfolio from $5.9 billion as of September 30, 1999 to $7.5 billion at September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------


Gain on Sale of Loans. Gain on sale of loans increased from $1.7 million for the quarter ended September 30, 1999 to $2.7 million for the same period of 2000. The increased gain on sale of loans is associated with increased secondary market activities at The Leader. For the 2000 second quarter, The Leader had $657 million in loan settlements compared to $460 million in settlements during the same period in 1999.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, gains on sale of securities, insurance commission income, trust income and other miscellaneous charges, increased to $2.0 million for the quarter ended September 30, 2000 from $1.4 million for the same period in 1999. Commission revenue increases at First Insurance, due to the September
1, 1999 acquisition of the Defiance, Ohio office of Insurance and Risk Management, accounted for $323,000 of the increase from the quarter ended September 30, 1999 to the quarter ended September 30, 2000. Additionally, trust revenue increased by $153,000 for the 2000 third quarter compared to the same period in 1999.

Non-Interest Expense. Total non-interest expense increased $1.9 million from $12.0 million for the quarter ended September 30, 1999 to $13.9 million for the same period in 2000. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $523,000 from $5.1 million for the quarter ended September 30, 1999 to $5.6 million for the same period in 2000. This increase was the result of planned expansions of The Leader's operations, increases at First Federal to support the growth in commercial lending and the expansion of the branch network, and the additional staff at First Insurance acquired through the acquisition of the Insurance and Risk Management office.

Occupancy. Occupancy expense increased to $1.2 million for the three-month period ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999. This increase was the result of the branch expansions at First Federal, office renovation and expansion at The Leader, and the expansion at First Insurance.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights (MSRs) increased to $3.7 million for the quarter ended September 30, 2000 from $3.0 million for the same period in 1999. This increase was due to the growth in the mortgage-servicing portfolio from $5.9 billion as of September 30, 1999 to $7.5 billion as of September 30, 2000. Due to increases in interest rates, management has concluded that there are no impairment issues with the servicing portfolio. The loan prepayments of The Leader's servicing portfolio have fallen to 4.62% for the third quarter of 2000, annualized, compared to 5.80% for the same period in 1999, annualized.

Amortization of Goodwill and Other Acquisition Related Costs. Amortization of goodwill and other acquisition costs amounted to $434,000 in the third quarter of 2000 compared to $576,000 during the same period in 1999. The decrease in the third quarter of 2000 resulted from the expiration of certain non-compete agreements related to The Leader acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $2.9 million for the quarter ended September 30, 2000 from $2.2 million for the same period in 1999.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 34.3% for the quarter ended September 30, 2000 compared to 35.3% for the same period in 1999. The lower rate for the 2000 third quarter resulted from increased balances in tax-exempt securities and commercial loans.

As a result of the above factors, net income for the quarter ended September 30, 2000 was $3.2 million compared to $2.1 million for the comparable period in 1999. On a per share basis, basic and diluted earnings per share for the three months ended September 30, 2000 were $.50 and $.49, respectively, compared to $.33 and $.32, respectively, for the same period in 1999. Average shares outstanding for the basic and diluted calculations were 6,367,000 and 6,451,000, respectively, for the quarter ended September 30, 2000 compared to 6,447,000 and 6,627,000, respectively, for the quarter ended September 30, 1999.

First Defiance's board of directors declared a dividend of $.11 per common share as of September 30, 2000. The dividend amounted to $757,855, including dividends on unallocated ESOP shares. It was paid on October 27, 2000. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------



Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

On a consolidated basis, First Defiance had net income of $7.8 million for the nine months ended September 30, 2000 compared to $6.4 million for the same period in 1999. On a per share basis, basic and diluted earnings per share were $1.24 and $1.22, respectively, compared to $.98 and $.95 basic and diluted per share earnings for the same period in 1999. The 1999 year-to-date results included a one-time gain on sale of certain non-core servicing rights of $479,000 (or $.05 per share).

Cash earnings for the nine-months ended September 30, 2000 were $8.4 million or $1.32 per diluted share compared to $7.0 million or $1.03 per diluted share for the same period in 1999. Cash earnings are calculated by excluding the net income impact of amortization of goodwill.

Net Interest Income. Net interest income before provision for loan losses decreased to $16.5 million for the nine-month period ending September 30, 2000 compared to $16.7 million for the same period in 1999. The Company's year-to-date net interest margin through September 30, 2000 decreased to 2.87% compared to 3.30% for the same period in 1999. Interest rate spread also decreased to 2.95% for the nine-month period ended September 30, 2000 from 3.09% for the same period in 1999. The net interest margin was favorably impacted by a first quarter change in the estimate of interest receivable on certain loans that are more than 90 days delinquent which have been repurchased out of the servicing portfolio by The Leader. This change in estimate of interest receivable resulted in a 13 basis point increase in the yield on interest-earning assets for the nine-month period ended September 30, 2000. Without that change, the year-to-date net interest margin would have been 2.74%. In addition, management enhanced its method of estimating the required reserve for potential losses on foreclosure loans to more accurately reflect the total risk inherent in the servicing and loan portfolios at The Leader. This resulted in a one-time adjustment to provision for loan losses of $693,000. The net impact of these two items essentially offset each other and without these adjustments earnings for the year would still be $1.22 per diluted share.

Excluding the estimate change, total interest income increased by $8.6 million, or 22.1%, from $38.8 million for the nine months ended September 30, 1999 to $47.4 million for the same period in 2000. The increase was due to a $103.1 million increase in the average balance of interest-earning assets for the nine months ended September 30, 2000 when compared to the same period in 1999. The yield on interest earning assets increased from 7.50% for the year-to-date period ended September 30, 1999 to 7.96% for the same period in 2000 excluding the impact of the change in estimate noted above (8.09% including the change in estimate). Excluding the estimate change, interest earnings on the loan portfolio increased $7.3 million from $36.4 million for the nine months ended September 30, 1999 to $43.7 million for the same period in 2000. This increase was due to increases in the average balance of loans receivable and the yield on these loans from $634.0 million and 7.65% for the nine-month period ended September 30, 1999, respectively, to $721.1 million and 8.07%, respectively, for the same period in 2000.

Interest earnings from the investment portfolio increased to $3.5 million for the nine months ended September 30, 2000 compared to $2.4 million for the same period in 1999. The increase in interest income was primarily the result of a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------


$14.2 million increase in the average balance of investment securities, from $56.1 million for the first nine months of 1999 to $70.3 million for the same period in 2000. This increase resulted from including loans that were securitized pending delivery to the bond trustees in trading securities beginning in late December of 1999. These trading securities were delivered to the trustee during the first quarter of 2000. Additionally, the yield on the average portfolio balance for the nine months ended September 30, 2000 was 7.11% compared to 5.83% for the same period in 1999.

Interest expense increased by $9.4 million, or 42.5%, to $31.6 million for the nine months ended September 30, 2000 compared to $22.2 million for the same period in 1999. The increase is primarily due to the funding of the $103.1 million increase in average interest earning assets noted above combined with the funding of the $51.4 million increase in average non-interest earning assets, from $139.3 million for the first nine months of 1999 to $190.7 million for the same period in 2000. This increase in average non-interest earning assets was primarily a result of the growth in The Leader's mortgage servicing assets from an average of $80.8 million for the year-to-date period ended
September 30, 1999 to $110.3 million for the same period in 2000. These increased funding requirements resulted in a $149.4 million increase in the average balance of total interest-bearing liabilities from $669.4 million for the nine months ended September 30, 1999 to $818.8 million for the same period of 2000.

Interest expense also increased due to an increase in the average cost of funds during the first nine months of 2000 to 5.14% from 4.41% for the comparable period in 1999. This increase resulted from increases in the average costs of deposits, FHLB advances, and notes payable of 59 basis points, 72 basis points, and 57 basis points, respectively, from 4.13%, 4.96%, and 5.99%, respectively for the nine-months ended September 30, 1999, to 4.72%, 5.68%, and 6.56%, respectively for the same period in 2000. These increases were the result of several increases to the targeted Fed Funds rate initiated by the Federal Reserve throughout 1999 and continuing through the third quarter of 2000.

Provision for Loan Losses. The provision for loan losses increased to $2.5 million for the nine-months ended September 30, 2000 compared to $1.1 million for the same period in 1999. As noted above, $693,000 of this increase was the result of the change in accounting estimate on foreclosure loans at The Leader. First Defiance charged off $1.9 million of loans against its allowance for loan losses for the nine-month period ended September 30, 2000 and realized recoveries of $418,000 from loans previously charged off. During the same period in 1999, First Defiance charged off $2.9 million in loans and realized recoveries of $218,000.

Non-Interest Income. Non-interest income increased $9.9 million for the nine-month period ended September 30, 2000 from $29.1 million to $30.0 million for the 1999 and 2000 periods, respectively. Individual components of non-interest income are as follows:

Mortgage Banking Income. Mortgage banking income, which includes servicing fees and late charge income, increased to $26.0 million for the nine-month period ended September 30, 2000 from $20.3 million for the same period in 1999. This increase in mortgage banking income was primarily the result of the growth in the mortgage servicing portfolio noted in the Results of Operations section for

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------

the third quarter of 2000. The Leader now services a total of 117,000 loans with a balance of $7.5 billion.

Gain on Sale of Loans. Gain on sale of loans increased from $4.9 million for the nine months ended September 30, 1999 to $7.2 million for the same period in 2000. The increase in gains on sale of loans is a result of continued strong production levels at The Leader. Year-to-date the number of loans acquired under the first-time home-buyer programs has increased by 50% over 1999 from 17,017 for the first nine months of 1999 to 25,462 for the same period in 2000. The dollar balance of loans acquired has increased by 53% over that same period, from $1.156 billion during the first nine months of 1999 compared to $1.766 billion during the same period in 2000.

Other Non-Interest Income. Other non-interest income, including insurance commission income, dividends on Federal Home Loan Bank stock, gains on sale of securities, trust revenues, and other miscellaneous charges, increased to $5.8 million for the nine-month period ended September 30, 2000 from $3.9 million for the same period in 1999. Commission revenue increases at First Insurance and trust revenue at First Federal accounted for $1.8 million and $181,000, respectively, of the year over year increase due to the 1999 third quarter acquisition of the Insurance and Risk Management office and expansion of trust operations. Non-interest income in 1999 included a one-time $479,000 gain on sale of non-core servicing rights by The Leader realized during the second quarter of 1999.

Non-Interest Expense. Total non-interest expense increased $6.3 million from $34.7 million for the nine-month period ended September 30, 1999 to $41.0 for the same period in 2000. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $3.0 million from $14.1 million for the year-to-date period ended September 30, 1999 to $17.1 million for the same period in 2000. This increase was the result of planned expansions of The Leader's operations, increases at First Federal to support the growth in commercial lending and expansion of the branch network, and the additional staff at First Insurance acquired through the acquisition of the Insurance and Risk Management office.

Occupancy. Occupancy expense increased to $3.6 million for the nine-month period ended September 30, 2000 from $2.9 million for the same period in 1999. This increase was a result of expansions throughout the Company.

Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights increased to $11.0 million for the nine-month period ended September 30, 2000 from $9.4 million for the same period in 1999 due to the growth in the mortgage servicing portfolio.

Amortization of Goodwill and Other Acquisition Costs. $1.66 million in amortization of goodwill and other acquisition costs was recognized for the nine-month period ended September 30, 2000 compared to $1.74 million for the same period in 1999, due to the purchase of The Leader and the First Insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $7.7 million for the nine-month period ended September 30, 2000 compared to $6.6 million for the same period in 1999.

The effective tax rate utilized for the nine months ended September 30, 2000 was 34.8% compared to 36.0% for the nine months ended September 30, 1999.

As a result of the above factors, net income for the nine month period ended September 30, 2000 increased to $7.8 million from $6.4 million for the nine-months ended September 30, 1999. On a per share basis, basic and diluted earnings per share for the nine months ended September 30, 2000 were $1.24 and $1.22 respectively compared to $.98 and $.95, respectively, for the same period in 1999. As stated above the results for the nine months ended September 30, 1999 were favorably impacted by the $479,000 gain realized on the sale of certain non-core mortgage servicing rights. The after tax gain resulting from the sale of the servicing was $316,000 or $.05 per basic and diluted share. Average shares outstanding for the basic and diluted calculations were 6,301,000 and 6,411,000, respectively, for the nine-months ended September 30, 2000 compared to 6,561,000 and 6,768,000, respectively, for the same period in 1999.

Through September 30, 2000, First Defiance has declared dividends totaling $.33 per share.

Liquidity and Capital Resources

First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity exceeded applicable liquidity requirements throughout the nine-month period ended September 30, 2000.

First Defiance generated $4.8 million in cash for operating activities during the first nine months of 2000. The Company's cash flow from operating activities include net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, including amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans held for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At September 30, 2000, First Defiance had $37.8 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next nine months and an additional $49.7 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $200.2 million of loans held-for-sale and it also had commitments to acquire $2.3 billion of mortgage loans under active

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------

or pending first-time homebuyer programs, all of which have offsetting commitments for sale into the secondary market as GNMA or FNMA mortgage backed securities. Also as of September 30, 2000, the total amount of certificates of deposit that are scheduled to mature by September 30, 2001 is $323.1 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, additional advances from the FHLB of Cincinnati and other financial institutions are available.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. Such investments are not classified as high risk at September 30, 2000 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2000.

                                  Tangible           Core        Risk-Based
                                  Capital           Capital        Capital
                                  --------          --------     ----------
                                              (Dollars in Thousands)

Regulatory capital                $60,379          $60,379          $68,559
Minimum required regulatory
   capital                         14,618           38,982           52,319
                                  -------          -------         --------
Excess regulatory capital         $45,761          $21,397          $16,240
                                  =======          =======          =======
Regulatory capital as a
   percentage of assets (1)           6.2%             6.2%            10.5%
Minimum capital required as
   a percentage of assets            1.5%              4.0%             8.0%
                                   -------         -------          -------
Excess regulatory capital as a
   percentage in excess of
   requirement                        4.7%              2.2%            2.5%
                                    ======             ====            ====

------------------------
(1) Tangible capital and core capital are computed as a percentage of adjusted total assets of $989.3 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $654.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued
        -------------------------

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyses the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using September 30, 2000 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

The simulation model used by First Defiance measures the impact of rising and falling interest rates on net interest income only. The Company also monitors the potential change in the value of its mortgage-servicing portfolio given the same 100 basis point shift in interest rates. At September 30, 2000, a 100 basis point decrease in interest rate would not materially impact the valuation reserve for mortgage servicing rights.

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

                                          First Defiance Financial Corp.
                                          (Registrant)


Date:  November 14, 2000                  By:   /s/ William J. Small
       ----------------                      ------------------------
                                                William J. Small
                                                Chairman, President and
                                                Chief Executive Officer

Date:  November 14, 2000                  By:   /s/ John C. Wahl
       ----------------                      ---------------------------------
                                                John C. Wahl
                                                Executive Vice President, Chief
                                                Financial Officer and
                                                Treasurer