Form 10-K
period 2000-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2001-03-23
CIK 946647

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year Ended  December 31, 2000

                                       or

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26850

                                  ------------

                         FIRST DEFIANCE FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                  -------------

            OHIO                                             34-1803915
--------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)



   601 Clinton Street, Defiance, Ohio                                43512
----------------------------------------                           --------
(Address of principal executive offices)                          (Zip code)



       Registrant's telephone number, including area code: (419) 782-5015
                                                           ---------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $0.01 Per Share
                                (Title of class)

                                 ---------------

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [ X ]             No  [   ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            As of March 9, 2001, there were issued and outstanding 6,863,684 shares of the Registrant's common stock.

            The   aggregate   market   value  of  the   voting   stock  held  by
non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of March 9, 2001 was approximately $89.2 million.

                                 ---------------

                       Documents Incorporated by Reference

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001 are incorporated by reference into
Part III thereof.

                                     PART I


Item 1. Business

            First Defiance Financial Corp. ("First Defiance" or the "Company") is a unitary thrift holding company that, through its subsidiaries (the "Subsidiaries") focuses on traditional banking, mortgage banking, and property and casualty, life and group health insurance products. The Company's traditional banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist primarily of purchasing and selling residential mortgage loans, originating residential mortgages, and servicing residential mortgage portfolios for investors. The Company's insurance activities consist primarily of commissions relating to the sale of property and casualty, life and group health insurance and investment products.

            At December 31, 2000, the Company had consolidated assets of $1.1 billion, consolidated deposits of $545.9 million, and consolidated stockholder's equity of $99.5 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

The Subsidiaries

            The Company's core business operations are conducted through the following Subsidiaries:

            First Federal Bank of the Midwest: First Federal Bank of the Midwest ("First Federal") is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through its main office and fourteen full service branch offices in Defiance, Fulton, Hancock, Henry, Paulding, Seneca, Williams and Wood Counties in northwest Ohio. First Federal's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). First Federal is a member of the Federal Home Loan Bank ("FHLB") System.

            First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences (one-to-four-family units) primarily located in the eight counties in which its offices are located and in adjacent Putnam County. First Federal also originates other real estate loans secured by nonresidential and multi-family residential real estate and construction loans. First Federal also holds a significant number of non-real estate loans including commercial, home improvement and equity and consumer finance, primarily automobile loans. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, commercial paper, and corporate bonds.

            The Leader Mortgage Company: The Leader Mortgage Company LLC ("The Leader") is a wholly owned subsidiary of First Federal. The Leader is a mortgage banking company which specializes in servicing mortgage loans under various first-time homebuyer programs sponsored by various state, county and municipal governmental entities. The Leader's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association ("GNMA") bonds.

            First Insurance & Investments: First Insurance & Investments ("First Insurance") is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that does business in the Defiance, Ohio area. First Insurance offers property and casualty insurance, life insurance, group health insurance, and investment products.

Securities

            Management   determines  the  appropriate   classification  of  debt
securities at the time of purchase. Debt securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value. Loans held-for-sale securitized in the normal course of the Leader's operations have been classified as trading securities, reported at fair market value. The securities have been committed to sell at their carrying value.

            First Defiance's securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Financial Officer, the Chief Operating Officer, and the Chief Executive Officer of First Federal can each approve transactions up to $1 million. Two of the three officers are required to approve transactions between $1 million and $5 million. All transactions in excess of $5 million must be approved by the Board of Directors.

            First Defiance's investment portfolio includes seven CMO and REMIC issues totaling $6.5 million, all of which are fully amortizing securities. All such investments are considered derivative securities. None of First Defiance's investments are considered to be high risk and management does not believe the risks associated with these investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance does not invest in off-balance sheet derivative securities.

            The amortized cost and fair value of securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Money market mutual funds and other mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                                                           Contractually Maturing                                      Total
                        ----------------------------------------------------------------------------------------------------------
                                      Weighted             Weighted              Weighted              Weighted
                           Under 1     Average      1 - 5   Average     6-10     Average     Over 10    Average
                             Year       Rate        Years    Rate       Years      Rate       Years      Rate       Amount   Yield
                        ----------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Mortgage-backed
securities                $      20     9.05%    $    429    8.63%   $      56    10.06%    $  8,856     7.37%  $    9,361   7.45%
Corporate bonds               2,500     6.39        9,297    6.64           --       --           --       --       11,797   6.59
REMICs and CMOs                  --       --        1,519    7.00        4,501     6.26          447     7.78        6,467   6.54
U.S. Government and
   federal agency
   obligations                   --       --       17,672    6.03           --       --           --       --       17,672   6.03
Obligations of states and
   political subdivisions
                                140     5.96        2,494    5.84        2,964     4.93        1,238     4.85        6,836   5.26
Trust preferred stock            --       --           --      --           --       --        2,000     9.13        2,000   9.13%
                          ---------              --------            ---------             ---------             ---------
Total                     $   2,660              $ 31,411            $   7,521              $ 12,541                54,133
                          =========              ========            =========              ========
Mutual funds                                                                                                         6,606
Equity securities                                                                                                      343
Unrealized gain on
   securities available
   for sale                                                                                                             25
                                                                                                                ----------
Total                                                                                                           $   61,107
                                                                                                                ==========


The carrying value of investment securities is as follows:


                                                                                               December 31
                                                                                  2000            1999             1998
                                                                                -----------------------------------------
                                                                                              (In thousands)
Available-for-Sale Securities:
   Corporate bonds                                                              $11,884          $14,746          $11,196
   U. S. Treasury and other U. S. Government agencies and corporations
                                                                                 17,934           16,374            7,063
   Obligations of state and political
      subdivisions                                                                6,018            5,381            5,286
   Other                                                                         17,340           17,445           24,009
                                                                                -------          -------          -------
Total                                                                           $53,176          $53,946          $47,554
                                                                                =======          =======          =======

Trading Securities:
   U.S. Treasury and other U.S.
      Government agencies and corporations                                      $   234          $29,805          $    --
                                                                                -------          -------          -------
                                                                                $   234          $29,805          $    --
                                                                                =======          =======          =======

                                                                                               December 31
                                                                                  2000            1999             1998
                                                                                -----------------------------------------
                                                                                              (In thousands)
Held-to-Maturity Securities:
   U. S. Treasury and other U. S. Government agencies and corporations
                                                                                $ 6,928          $ 8,997          $12,531
   Obligations of state and political
      subdivisions                                                                  769              898            1,010
                                                                                -------          -------          -------
Total                                                                           $ 7,697          $ 9,895          $13,541
                                                                                =======          =======          =======


For additional information regarding First Defiance's investment portfolio refer to Note 4 to the consolidated financial statements.

Interest-Bearing Deposits

            First  Defiance  had  interest-bearing   deposits  in  the  FHLB  of
Cincinnati amounting to $4.9 million and $1.8 million at December 31, 2000 and l999, respectively.

Residential Loan Servicing Activities

            Residential Mortgage Loan Servicing: First Federal and The Leader each has its own mortgage servicing portfolio. At December 31, 2000, First Federal serviced approximately $78.8 million of mortgage loans, while The Leader's servicing portfolio amounted to approximately $7.9 billion.

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

            As compensation for its mortgage servicing activities, the Company receives servicing fees usually ranging from 0.25% to 0.44% per annum of the loan balances serviced, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. At December 31, 2000, the Company's weighted-average servicing fee was .43%. In the event of a default by the borrower, the Company receives no servicing fees until the default is cured.

            Servicing is provided on mortgage loans on a recourse or non-recourse basis. The Company's policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 2000, on the basis of outstanding principal balances, only .05% of the mortgage servicing contracts owned by the Company involved recourse servicing. To the extent that servicing is done on a recourse basis, the Company is exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of the non-recourse mortgage servicing contracts owned by the Company require the Company to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. The Company, therefore, must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses are generally not fully reimbursable by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or GNMA, for whom the Company provides significant amounts of mortgage loan servicing. As of December 31, 2000 and 1999, the Company had advanced approximately $10.0 million and $5.6 million, respectively, in funds on behalf of third-party investors.

            Mortgage servicing rights represent a contractual right to service, and not a beneficial ownership interest in, underlying mortgage loans. Failure to service the loans in accordance with contract or other applicable requirements may lead to the termination of the servicing rights and the loss of future servicing fees. There have been no terminations of mortgage servicing rights by any mortgage loan owners because of the Company's failure to service the loans in accordance with its obligations during the three year period ended December 31, 2000.

            The following table sets forth certain information regarding the composition of the Company's mortgage servicing portfolio (excluding loans subserviced for others) as of the dates indicated:

                                                            As of December 31
                                                 2000             1999              1998
                                            -----------------------------------------------
                                                              (In thousands)
FHA insured/VA guaranteed loans             $  6,271,122     $  4,641,778      $  3,616,245
Conventional loans                             1,284,535        1,205,908         1,086,575
Other loans                                      435,163          191,377           153,049
                                            -----------------------------------------------
Total mortgage servicing portfolio          $  7,990,820     $  6,039,063      $  4,855,869
                                            ===============================================

Fixed rate loans                            $  7,985,351     $  6,032,886      $  4,847,764
Adjustable rate loans                              5,469            6,177             8,105
                                            -----------------------------------------------
Total mortgage servicing portfolio          $  7,990,820     $  6,039,063      $  4,855,869
                                            ===============================================

            The following table shows the delinquency statistics for the mortgage loans serviced by the Company (excluding loans subserviced for others) compared with national average delinquency rates as of the dates presented:

                                                                        As of December 31
                        -----------------------------------------------------------------------------------------------------------
                                         2000                                 1999                             1998
                        -----------------------------------------------------------------------------------------------------------
                                                 National                             National                           National
                                Company         Average(1)        Company            Average(1)      Company            Average(1)
                        -----------------------------------------------------------------------------------------------------------
                         Number    Percentage   Percentage   Number     Percentage  Percentage   Number   Percentage    Percentage
                           of     of Servicing      of         of      of Servicing     of        of     of Servicing      of
                         Loans    Portfolio (2)   Loans      Loans     Portfolio (2)   Loans     Loans   Portfolio (2)    Loans
                        -----------------------------------------------------------------------------------------------------------
Loans delinquent for:
   30-59 days            8,749        7.05%       2.84%      5,102         5.28%       2.74%     5,155        6.23%       2.96%
   60-89 days            2,200        1.77         .64       1,425         1.47         .63      1,435        1.73         .68
   90 days and over      1,754        1.41         .56       1,007         1.04         .56        818         .99         .60
                        -----------------------------------------------------------------------------------------------------------
Total delinquencies     12,703       10.23%       4.04%      7,534         7.79%       3.93%     7,408        8.95%       4.24%
                        ===========================================================================================================
Foreclosures             1,383        1.11%                  2,167         2.24%                 2,161        2.61%
                        ===========================================================================================================


(1) Source: Mortgage Bankers Association, "Delinquency Rates of 1 to 4 Unit Residential Mortgage Loans" (Seasonally Adjusted) (Data as of September 30, 2000 and December 31, 1999 and 1998, respectively).

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

      The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans (excluding loans subserviced for others), at various mortgage interest rates:

                                                               As of December 31
                 ----------------------------------------------------------------------------------------------------------------
                               2000                                  1999                                   1998
                 ----------------------------------------------------------------------------------------------------------------
                                          Percentage                           Percentage                             Percentage
                  Number    Aggregate    of Aggregate    Number   Aggregate   of Aggregate   Number      Aggregate   of Aggregate
                    of      Principal     Principal       of      Principal    Principal      of         Principal     Principal
          Rate    Loans      Balance       Balance       Loans     Balance      Balance      Loans        Balance       Balance
          ----  -----------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Less than 5.00%      949   $    51,062       .64%         697   $     32,872      .54%       1,144     $     33,215        .68%
5.00% - 5.99%     19,635     1,301,249     16.28       18,326      1,238,781    20.51        9,510          565,162      11.64
6.00% - 6.99%     45,122     3,165,465     39.61       35,221      2,427,105    40.19       29,068        1,818,721      37.45
7.00% - 7.99%     39,032     2,329,968     29.16       31,094      1,721,873    28.51       30,383        1,718,098      35.38
8.00% - 8.99%     13,516       757,174      9.48        9,713        501,155     8.30       12,310          480,142       9.89
9.00% and over     5,854       385,902      4.83        1,640        117,277     1.95          355          240,531       4.96
                 ----------------------------------------------------------------------------------------------------------------
Total            124,108   $ 7,990,820    100.00%      96,691     $6,039,063   100.00%      82,770       $4,855,869     100.00%
                 ================================================================================================================

            Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company (excluding loans subserviced for others) as of the dates shown.

                                                                    As of December 31
                     ---------------------------------------------------------------------------------------------------------------
                                          2000                                                         1999
                     ------------------------------------------------------------------------------------------------------------- -
                                                             Percent of                                                  Percent of
                        Number    Percent       Unpaid         Unpaid          Number        Percent        Unpaid         Unpaid
                          of     of Number     Principal      Principal          of         of Number     Principal       Principal
        Maturity        Loans    of Loans       Amount         Amount          Loans        of Loans        Amount         Amount
        --------     ---------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
1-5 years                3,119       2.51%    $   111,295        1.39%         4,102          4.24%      $   121,250         2.01%
6-10 years               6,843       5.51         107,507        1.35          5,823          6.02           120,517         2.00
11-15 years              1,410       1.14          90,667        1.13          1,457          1.51            99,207         1.64
16-20 years             10,528       8.48         337,449        4.22          4,894          5.06           209,012         3.46
21-25 years             12,076       9.73         788,008        9.86         12,702         13.14           745,418        12.34
More than 25 years      90,132      72.63       6,555,894       82.05         67,713         70.03         4,743,659        78.55
                     ---------------------------------------------------------------------------------------------------------------
Total                  124,108     100.00%    $ 7,990,820        100.00%      96,691        100.00%       $6,039,063       100.00%
                     ===============================================================================================================


                                            As of December 31
                     ----------------------------------------------------------------
                                                    1998
                     ----------------------------------------------------------------
                                                                           Percent of
                            Number          Percent          Unpaid          Unpaid
                              of           of Number       Principal        Principal
        Maturity            Loans          of Loans          Amount          Amount
        --------     ----------------------------------------------------------------
                                           (Dollars in thousands)
1-5 years                  5,843             7.06%        $   147,446         3.04%
6-10 years                 5,053             6.10             147,092         3.03
11-15 years                1,756             2.12             104,796         2.16
16-20 years                6,643             8.03             288,755         5.95
21-25 years               16,136            19.49             960,928        19.79
More than 25 years        47,339            57.20           3,206,852        66.03
                     ----------------------------------------------------------------
Total                     82,770           100.00%         $4,855,869       100.00%
                     ================================================================


The following table sets forth the geographic distribution of the mortgage loans (including delinquencies) serviced by the Company (excluding loans subserviced for others) by state:



                                                                      As of December 31
                        -----------------------------------------------------------------------------------------------------------
                                               2000                                                    1999
                        -----------------------------------------------------------------------------------------------------------
                                                    Percent       Percent                                   Percent      Percent
                                                      of            of                                        of           of
                          Number     Aggregate     Aggregate       Total         Number      Aggregate     Aggregate       Total
                            of       Principal     Principal      Delinqs.         of        Principal     Principal     Delinqs.
State                     Loans       Balance       Balance     by State(1)       Loans       Balance       Balance     by State(1)
-----                   -----------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Ohio                      37,169    $2,425,207       30.35%        24.44%        35,336      $2,230,168      36.93%       31.46%
Florida                   24,900     1,653,828       20.70         20.29         19,245       1,259,712      20.86        22.07
Louisiana                 12,396       829,013       10.37         14.92         10,226         679,799      11.26        16.30
Washington                 7,100       488,675        6.12          4.37          5,458         374,580       6.20         4.67
Other (2)                 42,543     2,594,097       32.46         35.98         26,426       1,494,804      24.75        25.50
                        -----------------------------------------------------------------------------------------------------------
Total                    124,108    $7,900,820      100.00%       100.00%        96,691      $6,039,063     100.00%      100.00%
                        ===========================================================================================================




                                               As of December 31
                      ----------------------------------------------------------------
                                                     1998
                      ----------------------------------------------------------------
                                                           Percent          Percent
                                                              of              of
                            Number         Aggregate       Aggregate          Total
                              of           Principal       Principal        Delinqs.
State                       Loans           Balance         Balance        by State(1)
-----                 ----------------------------------------------------------------
                                               (Dollars in thousands)
Ohio                     36,761          $2,153,287          44.34%         38.12%
Florida                  14,688             955,047          19.67          19.74
Louisiana                 6,836             443,228           9.13          10.96
Washington                3,531             248,738           5.12           3.93
Other (2)                20,954           1,055,569          21.74          27.25
                      ----------------------------------------------------------------
Total                    82,770          $4,855,869         100.00%        100.00%
                      ================================================================



(1)  In terms of number of loans outstanding.
(2) No other state accounted for greater than 6.00%, based on aggregate principal balances of the Company's mortgage loan servicing portfolio as of December 31, 2000.

Lending Activities

            General. A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Lending Limits." At December 31, 2000, First Federal's limit on loans-to-one borrower was $10.34 million and its five largest loans or groups of loans to one borrower, including related entities, were $10.26 million, $9.27 million, $8.26 million, $7.29 million and $5.65 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2000.

            Loan Portfolio Composition. Loan volume continues to be strong. The net increase in net loans outstanding over the prior year was $70.6 million, $134.4 million, and $126.6 million in 2000, 1999, and 1998, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

            The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                                 December 31
                                        --------------------------------------------------------------------------------------------
                                                2000              1999             1998                1997               1996
                                        --------------------------------------------------------------------------------------------
                                         Amount      %      Amount      %     Amount      %       Amount     %       Amount     %
                                        --------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Real estate:
   One to four family residential       $441,959   56.2%   $458,442   64.1%   $365,116   62.7%  $255,428   57.0%    $241,787   57.1%
   Five or more family residential (1)    44,700    5.7      11,427    1.6      13,763    2.4      9,363    2.1        9,175    2.2
   Non-residential real estate (1)       125,479   16.0      11,801    1.7      16,436    2.8     20,159    4.5       21,348    5.0
   Construction                            9,627    1.1       7,808    1.1       8,258    1.4     10,148    2.2       11,412    2.7
                                        --------------------------------------------------------------------------------------------
Total real estate loans                  621,765   79.0     489,478   68.5     403,573   69.3    295,098   65.8      283,722   67.0

Other:
   Consumer finance                       52,114    6.6      64,326    9.0      87,168   15.0     81,111   18.1       74,019   17.5
   Commercial (1)                         81,138   10.3     138,125   19.3      70,109   12.0     29,758    6.6       26,674    6.3
   Home equity and improvement            31,836    4.1      22,781    3.2      18,168    3.2     16,940    3.8       13,570    3.2
   Mobile home                                29   --            46   --         3,117     .5     25,424    5.7       25,199    6.0
                                        --------------------------------------------------------------------------------------------
Total non-real estate loans              165,117   21.0     225,278   31.5     178,562   30.7    153,233   34.2      139,462   33.0
                                        --------------------------------------------------------------------------------------------
Total loans                              786,882  100.0%    714,756  100.0%    582,135  100.0%   448,331  100.0%     423,184  100.0%
                                                  =====              =====              =====             =====               =====
Less:
   Loans in process                        3,415              3,291              3,250             3,087               4,474
   Deferred loan origination fees          1,041                764                612               646                 568
   Allowance for loan losses               8,904              7,758              9,789             2,686               2,217
                                        --------           --------           --------          --------            --------
Net loans                               $773,522           $702,943           $568,484          $441,912            $415,925
                                        ========           ========           ========          ========            ========


(1) Prior to December 31, 2000, most non-residential real estate loans were reported with all other commercial loans.

            Included above, First Defiance had $232.3 million, $237.6 million, $119.9 million, $87,500 and $558,600 million in loans classified as held for sale at December 31, 2000, 1999, 1998, 1997, and 1996, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

            Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of gross loans maturing in First Defiance's portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                            Due 3-5    Due 5-10    Due 10-15    Due 15+
                        Due       Due        Years       Years       Years       Years
                      Before     Before      After       After       After       After
                     12/31/01   12/31/02   12/31/00    12/31/00    12/31/00    12/31/00     Total
                    -------------------------------------------------------------------------------
                                                      (In thousands)

Real estate           $285,213   $24,510   $ 68,661   $130,566    $48,513      $64,302    $621,765
Non-real estate:
   Commercial           38,679    14,466     19,467      6,840      1,655           31      81,138
   Home equity and
      improvement        2,031       749      2,107      2,002        414       24,533      31,836
   Mobile home               6         5         14          4          -            -          29
   Consumer finance     21,537    14,271     15,902        268         65           71      52,114
                    -------------------------------------------------------------------------------
Total                 $347,466   $54,001   $106,151   $139,680    $50,647      $88,937    $786,882
                    ===============================================================================

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

            The following table sets forth the dollar amount of gross loans due after one year from December 31, 2000 which have fixed interest rates or which have floating or adjustable interest rates.

                                     Floating or
                         Fixed       Adjustable
                         Rates         Rates             Total
                      -----------------------------------------
                                  (In thousands)

     Real estate      $ 172,322     $ 164,230         $ 336,552
     Commercial          23,416        19,043            42,459
     Other               35,264        25,141            60,405
                      -----------------------------------------
                      $ 231,003     $ 208,413         $ 439,416
                      =========================================

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

            A commercial loan application is first reviewed and underwritten by one of the commercial loan officers, who may approve credits within their lending limit. Credits exceeding an individual's lending limit may be approved by another loan officer with limits sufficient to cover the exposure. All credits which exceed $100,000 in aggregate exposure must be presented for approval to the Senior Loan Committee comprised of senior lending personnel. Credits which exceed $250,000 in aggregate exposure must be presented for approval to the Executive Loan Committee, a sub-committee of the Board of Directors.

            A mortgage loan is initially reviewed by a mortgage loan originator. Approval for conforming mortgage loans which are sold to the secondary market occurs centrally by the Chief Underwriter or the Vice President of Mortgage Lending. Non-conforming mortgage loans must be approved by either the Vice President of Mortgage Lending or the Chief Operating Officer.

            Consumer loan officer underwrite and may approve direct consumer credits within their lending limits. Credits exceeding an officer's lending limits may be approved by another loan officer with limits sufficient to cover the exposure. All indirect consumer credits are underwritten and approved by a centralized underwriting department.

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

            Adjustable rate loans represented 8.96% of First Defiance's total originations of mortgage loans in 2000 compared to 5.87% and 14.0% during 1999 and 1998, respectively. First Defiance continues to hold adjustable-rate securities in order to further reduce its interest-rate risk.

            Adjustable-rate loans decrease the risks associated with changes in interest rates, but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

            The following table shows total loans originated, loan reductions, and the net increase in First Defiance's total loans during the periods indicated:

                                                              Year Ended December 31
                                                         2000         1999            1998
                                                    ----------------------------------------
                                                                 (In thousands)
Loan originations:
   Single family residential                        $   95,404    $  154,142       $ 163,355
   Multi-family residential (1)                         31,118           313           2,168
   Non-residential real estate (1)                      47,937           476           4,025
   Construction                                         12,665        10,699          13,852
   Commercial                                           87,858       149,819          98,148
   Mobile home                                               -             -           3,083
   Home equity and improvement                          13,832        10,223          15,381
   Consumer finance                                     22,846        21,122          60,068
                                                    ----------------------------------------
Total loans originated                                 311,660       346,794         360,080

Loans acquired through purchase of The Leader:
      Single family residential                              -             -         127,170
      Multi-family residential                               -             -           4,302
                                                    ----------------------------------------
                                                             -             -         131,472

Purchase of single family residential                2,322,165     1,797,959         596,681

Loan reductions:
   Loan pay-offs                                       143,275       188,128         185,793
   Mortgage loans sold                               2,360,174     1,746,386         674,066
   Periodic principal repayments                        58,250        77,618          94,570
                                                    ----------------------------------------
                                                     2,561,699     2,012,132         954,429
                                                    ----------------------------------------
Net increase in total loans                         $   72,126    $  132,621       $ 133,804
                                                    ========================================


(1) In years prior to 2000, the breakdown between commercial real estate and non-real estate commercial loans was not available. As a result, all commercial real estate originations were reported in the commercial classification.

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

            Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2000, in dollar amount and as a percentage of First Defiance's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                            30 to 59 Days       60 to 89 Days         90 Days and Over               Total
                                      -------------------   --------------------   ----------------------    ----------------------
                                       Amount  Percentage    Amount   Percentage     Amount    Percentage      Amount    Percentage
                                      -------------------   --------------------   ----------------------    ----------------------
                                                                           (Dollars in thousands)
Single-family residential             $   962     .12%      $   332      .04%       $    671      .09%      $   1,965       .25%
Non-residential and multi-family
   residential                          1,733     .22           364      .05             572      .07           2,669       .34
Home equity and improvement               241     .03            --       --               9        -             250       .03
Consumer finance                        1,048     .13           257      .03              57      .01           1,362       .17
Commercial                                416     .05            --       --             140      .02             556       .07
                                      ---------------------------------------------------------------------------------------------
                                        4,400     .55           953      .12           1,449      .19           6,802       .86

Single-family residential backed by
   government guarantees                  194     .03            39       --           8,072     1.03           8,305      1.06
                                      ---------------------------------------------------------------------------------------------
Total                                 $ 4,594     .58%      $   992      .12%       $  9,521     1.22%      $  15,107      1.92%
                                      =============================================================================================

            Non-Performing Assets. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collectibility of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reserved. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral, if collateral dependent. If the measure of the impaired loan is less than the recorded investment, First Defiance will recognize an impairment by creating a valuation allowance. This policy excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. Impairment of loans having recorded investments of $95,000, $570,000 and $570,000 has been recognized as of December 31, 2000, 1999 and 1998, respectively. There was no interest received and recorded in income during 2000 related to impaired loans including interest received and recorded in income prior to such impaired loan designation. The amounts recorded in 1999 and 1998 were $36,000 and $155,000, respectively. Unrecorded interest income on these and all non-performing loans in 2000, 1999 and 1998 was $80,000, $154,000, and $36,000, respectively. The average recorded investment in impaired loans during 2000, 1999 and 1998 was $135,000, $570,000, and $570,000, respectively. The total allowance for loan losses related to these loans was $95,000, $402,000 and $402,000 at December 31, 2000, 1999 and 1998,
respectively.

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

            As of December 31, 2000, First Defiance's total non-performing loans amounted to $1.4 million or .18% of total loans, compared to $1.0 million or
 .14% of total loans, at December 31, 1999.

            The following table sets forth the amounts and categories of First Defiance's nonperforming assets and troubled debt restructurings at the dates indicated.

                                                                                  December 31
                                                           2000         1999         1998         1997         1996
                                                         ------------------------------------------------------------
                                                                             (Dollars in thousands)
Non-performing loans:
   Single-family residential                              $  671       $  146       $  171       $  313       $   88
   Non-residential and multi-family residential real
      estate                                                 572           --           --           --           19
   Commercial                                                140          737        1,330          570        1,561
   Mobile home                                                --           --          180          315          193
   Consumer finance                                           66          147          171          167          111
                                                          ----------------------------------------------------------
Total non-performing loans                                 1,449        1,030        1,852        1,365        1,972

Real estate owned                                            271        2,465        1,337           18           --
Other repossessed assets                                      41           92          180          523          267
                                                          ----------------------------------------------------------
Total repossessed assets                                     312        2,557        1,517          541          267
                                                          ----------------------------------------------------------
Total non-performing assets                               $1,761       $3,587       $3,369       $1,906       $2,239
                                                          ==========================================================

Troubled debt restructurings                              $   --       $   --       $   --       $   --       $   --
                                                          ==========================================================

Total non-performing assets as a percentage of total
   assets                                                    .16%         .36%         .43%         .33%         .41%
                                                          ==========================================================

Total non-performing loans and troubled debt
   restructurings as a percentage of total loans
                                                             .18%         .14%         .33%         .43%         .53%
                                                          ==========================================================

Total non-performing assets and troubled debt
   restructurings as a percentage of total assets
                                                             .16%         .36%         .43%         .33%         .41%
                                                          ==========================================================

Allowance for loan losses as a percent of total
   non-performing assets
                                                          505.62%       216.3%       290.6%       140.9%        99.0%
                                                          ==========================================================

            Allowance for Loan Losses. First Defiance maintains an allowance for loan losses based upon an assessment of prior loss experience, the volume and type of lending conducted by First Defiance, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

            At December 31, 2000, First Defiance's allowance for loan losses amounted to $8.9 million compared to $7.8 million at December 31, 1999. As of December 31, 2000 and 1999, $316,000 and $1.0 million, respectively, constituted an allowance with respect to specific loans or assets held for sale. Charge-offs in non-real estate loans increased $664,000 for the year ended December 31, 1999 over 1998 due to increases in lending and delinquencies in this area.

            The following table sets forth the activity in First Defiance's allowance for loan losses during the periods indicated.

                                                                   Year Ended December 31
                                                 2000         1999          1998         1997        1996
                                               --------------------------------------------------------------
                                                                    (Dollars in thousands)
Allowance at beginning of year                 $7,758        $9,789        $2,686        $2,217        $1,817
Provisions                                      3,147         1,925         7,769         1,613         1,020
Acquired allowance of The Leader                   --            --         1,194            --            --
Charge-offs:
   Single-family real estate                    1,550         1,843           352            --            --
   Non-residential and multi-family
      residential real estate                     182            --            --            --            --
   Non-real estate:
      Consumer finance                            692         1,231         1,053         1,078           430
      Mobile home                                   2         1,054           620           259           334
      Commercial                                  155           107            55             4            12
                                               --------------------------------------------------------------
   Total non-real estate                          849         2,392         1,728         1,341           776
                                               --------------------------------------------------------------
Total charge-offs                               2,581         4,235         2,080         1,341           776

Recoveries:
   Single-family real estate                      348            --            --            --            --
   Consumer finance                               232           279           220           195           152
   Commercial                                      --            --            --            --             4
   Mobile home                                     --            --            --             2            --
                                               --------------------------------------------------------------
   Total                                          580           279           220           197           156
                                               --------------------------------------------------------------
Allowance at end of year                       $8,904        $7,758        $9,789        $2,686        $2,217
                                               ==============================================================


Allowance for loan losses to total non-
   performing loans at end of year              614.5%        753.2%        528.6%        196.8%        112.4%
Allowance for loan losses to total loans
   at end of year                                1.62          1.10          1.68           .60           .52
Allowance for loan losses to net
   charge-offs for the year                    444.98        196.11        470.63        234.79        357.58
Net charge-offs for the year to average
   loans                                          .27           .60           .36           .27           .16

            The following table sets forth information concerning the allocation of First Defiance's allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "Lending Activities-Loan Portfolio Composition."


                                                                           December 31
                                                2000                          1999                         1998
                                    ----------------------------------------------------------------------------------------
                                                      Percent of                   Percent of                    Percent of
                                                     total loans                  total loans                   total loans
                                        Amount       by category        Amount    by category         Amount    by category
                                    ----------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Single family residential             $  2,970           57.3%          $1,964      68.5%             $1,654      69.3%
Non-residential and
   Multi-family residential Real
   estate (1)                            2,310           21.7                -       -                     -       -
Other:
   Commercial  loans (1)                 1,355           10.3            2,317      19.3               1,760      12.0
   Mobile home loans                         1            -                 10       -                 1,309        .5
   Consumer and home equity and
      improvement loans
                                         2,268           10.7            3,467      12.2               5,066      18.2
                                    ----------------------------------------------------------------------------------------
                                      $  8,904          100.0%          $7,758     100.0%             $9,789     100.0%
                                    ========================================================================================


(1) In years prior to 2000, the breakdown between commercial real estate and non-real estate commercial loans was not available. As a result, all commercial real estate loans were reported in the commercial classification.

Sources of Funds

            General. Deposits are the primary source of First Defiance's funds for lending and other investment purposes. In addition to deposits, First Defiance derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the FHLB may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

            Deposits. First Defiance's deposits are attracted principally from within First Defiance's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $53.1 million at December 31, 2000. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

            To supplement its funding needs, First Defiance also utilizes brokered Certificates of Deposit. Such deposits are acquired with maturities ranging from three months to one year. The total balance of brokered Certificates of Deposit were $57.5 million and $58.1 million at December 31, 2000 and 1999 respectively.

            Average balances and average rates paid on deposits are as follows:

                                                                Year Ended December 31
                                          2000                           1999                                1998
                                ------------------------     ---------------------------    --------------------------
                                   Amount       Rate           Amount         Rate           Amount             Rate
                                --------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Non-interest bearing demand
   deposits                      $  25,318        --%         $13,165           --%            $  2,547           --%
Interest bearing
   demand deposits                  91,992      3.65           73,377         2.97               66,806         2.65
Savings deposits                    43,818      1.69           53,247         1.65               56,135         1.95
Time deposits                      368,077      5.81          333,115         5.06              283,766         5.44
                                --------------------------------------------------------------------------------------
Totals                           $ 529,205      4.82%        $472,904         4.21%            $409,254         4.48%
                                ======================================================================================


            The following table sets forth the maturities of First Defiance's certificates of deposit having principal amounts of $100,000 or more at December 31, 2000.

                                                               (In thousands)
Certificates of deposit maturing in quarter ending:
     March 31, 2001                                             $   18,605
     June 30, 2001                                                  15,201
     September 30, 2001                                              9,009
     December 31, 2001                                              11,287
     After December 31, 2001                                         7,813
                                                               -----------
Total certificates of deposit with
   balances of $100,000 or more                                 $   61,915
                                                               ===========

The following table details the deposit accrued interest payable as of December 31:

                                                     2000             1999
                                                   -------------------------
                                                         (In thousands)
Interest bearing demand deposits and money
    market accounts                                $   88          $    92
Savings Accounts                                        3                5
Certificates                                          889            1,242
                                                   -------------------------
                                                   $  980          $ 1,339
                                                   =========================

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

            In addition, First Defiance has utilized funding from banks and other sources. As of December 31, 2000, First Defiance has $225 million under revolving warehouse loan agreements with two banks. One agreement is an uncommitted repurchase line of $150 million secured by mortgage loans available for sale at the federal funds rate plus 40 basis points. The other agreement is a $75 million committed line of credit secured by mortgage loans available for sale at the lower of the federal funds rate plus 125 basis points or the LIBOR index plus 100 basis points. These funding facilities had $102.3 million outstanding against them as of December 31, 2000 with a weighted average rate of 7.37%.

            The following table sets forth certain information as to First Defiance's FHLB advances and other borrowings at the dates indicated.

                                                                                          December 31
                                                                             2000            1999            1998
                                                                        --------------------------------------------
                                                                                    (Dollars in thousands)
Long-term:
    FHLB advances                                                       $  116,758       $  187,410       $  98,497
    Weighted average interest rate                                            6.06%            5.28%           4.93%
    Notes                                                                    6,147            6,461             368
    Weighted average interest rate                                            4.96%            4.31%           6.26%

Short-term:
    FHLB advances                                                       $  106,500       $   78,000       $  69,645
    Weighted average interest rate                                            6.50%            5.00%           5.18%
    Warehouse and other revolving borrowings                            $  114,278       $   47,043              --
    Weighted average interest rate                                            7.45%            6.64%             --


            The following table sets forth the maximum month-end balance and average balance of First Defiance's FHLB advances and other borrowings during the periods indicated.

                                                                                      Year Ended December 31
                                                                          2000                1999              1998
                                                                      ------------------------------------------------
                                                                                     (Dollars in thousands)
Long-term:
   Maximum balance - FHLB                                               $187,371           $187,410           $ 98,497
   Average balance - FHLB                                                155,146            107,319             21,829
   Weighted average interest rate
      of long-term FHLB advances                                            5.49%              4.83%              5.87%

   Maximum balance - Term                                               $  6,309           $  6,472           $ 40,283
   Average balance - Term                                                  6,206              4,449             25,879
   Weighted average interest rate of term borrowings                        4.67%              4.02%              6.50%

Short-term:
   Maximum balance - FHLB                                               $106,500           $136,250           $ 69,645
   Average balance - FHLB                                                 72,384             88,247             49,462
   Weighted average interest rate
      of short-term FHLB advances                                           6.53%              5.29%              5.43%

   Maximum balance - Warehouse and revolving credit agreements          $114,278           $ 49,632           $147,165
   Average balance - Warehouse
      and revolving credit agreements                                     56,422             25,272             61,789
   Weighted average interest rate
      of warehouse  and revolving credit agreements                         7.60%              6.47%              4.46%



            The FHLB made a series of fixed rate long-term advances to First Defiance during 1992 and a long-term fixed rate advance under the FHLB Affordable Housing Program in 1995. Additionally, as of December 31, 2000, there was $115.0 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $106.5 million and $78 million in short-term advances outstanding at December 31, 2000 and 1999, respectively. First Defiance borrows funds under a variety of programs at the FHLB. At December 31, 2000, $106.5 million was outstanding under First Defiance's advance line of credit. The total available under the line is $175.0 million. Amounts are generally borrowed under this line on an overnight basis.

            As a member of the FHLB of Cincinnati, First Federal must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $15.3 million at December 31, 2000.

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

Employees

            First Defiance had 441 employees at December 31, 2000. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

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

            Competition in  originating  mortgage loans arises mainly from other mortgage companies, savings associations and commercial banks. The distinction among market participants is based primarily on price and, to a lesser extent, the quality of customer service and name recognition. Aggressive pricing policies of the Company's competitors, especially during a declining period of mortgage loan originations, could in the future result in a decrease in the Company's mortgage loan origination volume and/or a decrease in the profitability of the Company's loan originations, thereby reducing the Company's revenues and net income. The Company competes for loans by offering competitive interest rates and product types and by seeking to provide a higher level of personal service to mortgage brokers and borrowers than is furnished by competitors. However, First Federal does have a significant market share of the lending markets in which it conducts operations.

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

                                   Regulation

            General. First Defiance, First Federal and Leader, as an operating subsidiary of First Federal, are subject to regulation, examination and oversight by the OTS. Because First Federal's deposits are insured by the FDIC, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the OTS and examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner First Federal and Leader are subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

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

            The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2000, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                       At December 31, 2000
                                                       Amount         Percent
                                                    --------------- -----------
                                                          (In thousands)

                           Tangible capital          $  62,569          6.10%
                           Requirement                  15,381          1.50
                                                    --------------- -----------
                           Excess                    $  47,188          4.60%
                                                    =============== ===========

                           Core capital              $  62,569          6.10%
                           Requirement                  41,016          4.00
                                                    --------------- -----------
                           Excess                    $  21,553          2.10%
                                                    =============== ===========

                           Total capital             $  71,210         10.28%
                           Risk-based requirement       55,410          8.00
                                                    --------------- -----------
                           Excess                    $  15,800          2.28%
                                                    =============== ===========

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

            First Federal's capital at December 31, 2000, meets the standards for a well-capitalized institution, although its risk-based capital is just slightly over the threshold for well-capitalized status. Leader has had a significant effect on First Federal's risk-based capital, due to the treatment under OTS regulations of mortgage servicing rights, which comprise a majority of Leaders' assets. For risk-based capital calculations, OTS regulations limit the amount of mortgage servicing rights that generally can be included in risk-based capital to the lesser of (i) the amount of First Federal's core capital, or (ii) 90% of the fair value of the servicing assets. As Leader's mortgage servicing portfolio has grown at a faster rate than First Federal's core capital, First Federal's risk-based capital level has been adversely affected. First Federal is pursuing ways to permit Leader to continue to grow without jeopardizing First Federal's qualification as a well-capitalized institution, but no assurance can be given that First Federal will retain its well-capitalized classification. If

First Federal does not remain well-capitalized, its use of brokered deposits could be adversely affected. Federal law requires that an institution which is adequately capitalized must obtain FDIC approval to utilize brokered deposits. First Federal has used brokered deposits to fund certain aspects of Leader's mortgage banking activities.

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

            Federal law prohibits an insured institution from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The amount of such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized or (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

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

            An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal did not pay any dividends to First Defiance during 2000.

            Liquidity. OTS regulations require that each savings association maintain an average daily balance of liquid assets (such as cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of First Federal, as computed under current regulations, at December 31, 2000, was $32.1 million, or 5.29% and exceeded the 4.0% liquidity requirement by approximately $10.8 million.

            Qualified Thrift Lender Test. Savings  associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2000, First Federal met the QTL Test.

            Lending Limits. OTS regulations generally limit the aggregate amount that a savings association may lend to one borrower (the "Lending Limit") to an amount equal to 15% of the savings association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." At December 31, 2000, First Federal was in compliance with this lending limit.

            Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at December 31, 2000.

            All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at December 31, 2000.

            Federal Deposit Insurance Corporation Regulations. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

            The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the Savings Association Insurance Fund ("SAIF") for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

            FRB Reserve Requirements. FRB regulations currently require reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At December 31, 2000, First Federal was in compliance with its reserve requirements.

            Holding Company Regulation. First Defiance is a unitary thrift holding company and is subject to OTS regulations, examination, supervision and reporting requirements.

            There are generally no restrictions on the activities of unitary thrift holding companies. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a thrift holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary thrift holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then its unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2000, First Federal met the QTL Test.

            Federal law generally prohibits a thrift holding company from controlling any other savings association or thrift holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. If First Defiance were to acquire control of another savings institution, other than through a merger or other business combination with First Federal, First Defiance would become a multiple thrift holding company and its activities would thereafter be limited generally to those activities authorized by the FRB as permissible for bank holding companies.

                                    TAXATION


Federal Taxation

            The Company and its subsidiaries are each subject to the federal tax laws and regulations which apply to corporations generally. Prior to 1996, certain thrift institutions, including First Federal, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or the reserve method of Section 593 of the Code under which a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax year 1995, First Federal used the percentage of taxable income method.

            Effective for taxable years beginning after 1995, thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, but thrift institutions that are treated as large banks are required to use only the specific charge off method. First for purposes of this method, First Federal was treated as a large bank. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

            A thrift institution required to change its method of computing reserves for bad debt treated such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Any adjustment under Section 481(a) of the Code required to be recaptured with respect to such change generally will be determined solely with respect to the "applicable excess reserves" of the taxpayer. First Defiance's applicable excess reserves are taken into income for Federal tax purposes ratably over a six-taxable year period, beginning with the first taxable year beginning after 1997.

            In addition to the regular income tax, the Company and its subsidiaries are subject to the alternative minimum tax, which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

            The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2000, First Federal's pre-1988 reserves for tax purposes totaled approximately $9.52 million.

            The tax returns of First Defiance have been audited or closed without audit through the tax year ended December 31, 1996. The tax returns for The Leader have been closed through their tax year ended September 30, 1996. In the opinion of management, any examination of open returns would not result in a deficiency which would have a material adverse effect on the financial condition of First Defiance.

Ohio Taxation

            The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or
(ii) 0.4% times taxable net worth.

            As a holding company, the Company may be entitled to various deductions in computing taxable net worth that are not generally available to operating companies. Effective for the 1999 tax year, a corporation that qualifies as a "qualifying holding company" is exempt from tax on the net worth basis. To be considered a qualifying holding company, a corporation must satisfy certain criteria and must make an annual election to be treated as a qualified holding company for tax purposes. Generally, to qualify as a qualifying holding company, a large portion of a corporation's assets and income must be attributable to holdings in other corporations or business organizations.

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

            First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of First Federal's book net worth determined in accordance with GAAP. Effective for the 2000 tax year, the tax rate is 1.3% of book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio. On December 31, 1998, The Leader was converted to a single-member limited liability corporation. As such, its operations are not subject to state taxation as a separate entity.

Item 2.       Properties

            At December 31, 2000, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and fourteen other full service branches in northwestern Ohio. At December 31, 2000, The Leader conducted its business from leased office space at 1015 Euclid Avenue, Cleveland, Ohio, and through a branch location at 709 Brookpark Rd., Brooklyn Heights, OH. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio.

            First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio.

            The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2000. See Note 8 to the Consolidated Financial Statements.


                                                 Leased/     Net book value
                 Description/address             owned        of property           Deposits
---------------------------------------------------------------------------------------------
                                        (Dollars in thousands)

Main Office, First Federal
601 Clinton Street, Defiance, OH                Owned        $      6,253          $253,383

Branch Offices, First Federal
204 E. High Street, Bryan, OH                   Owned               1,139            83,998

211 S. Fulton Street, Wauseon, OH               Owned                 812            37,441

625 Scott Street, Napoleon, OH                  Owned               1,632            62,986

1050 East Main Street, Montpelier, OH           Owned                 609            18,439

926 East High Street, Bryan, OH                 Owned                 116             7,533

1333 Woodlawn, Napoleon, OH                     Owned                  79            16,610

825 N. Clinton Street, Defiance, OH             Owned                 401             9,834

Inside Super K-Mart                             Leased                106             5,695
190 Stadium Dr., Defiance, OH

905 N. Williams St., Paulding, OH               Owned               1,119            14,701

201 E. High St., Hicksville, OH                 Owned                 596             8,338

3900 N. Main St., Findlay, OH                   Owned               1,474            19,457

11694 N. Countyline St., Fostoria, OH           Leased                938             6,803

1204 W. Wooster, Bowling Green, OH              Leased                  -               681

Main Office, The Leader
1015 Euclid Avenue, Cleveland, OH               Leased              1,010               N/A

Branch Office, The Leader
709 Brookpark Rd., Brooklyn Heights, OH         Leased                 50               N/A

First Insurance & Investments
419 5th Street, Site 1200, Defiance, OH         Leased                225               N/A

                                                                -----------------------------
                                                                  $16,509          $545,899
                                                                =============================


Item 3. Legal Proceedings

            First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4. Submission of Matters to a Vote of Securities Holders

            No matters were submitted to a vote of securities holders during the fourth quarter of 2000.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

            The Company's common stock trades on The Nasdaq Stock Market under the symbol "FDEF." As of March 9, 2001, the Company had 1,740 shareholders of record. The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2000 and 1999.

                                 December 31, 2000                        December 31, 1999
                          High          Low         Dividend         High          Low       Dividend
                       ---------------------------------------------------------------------------------
Quarter Ended:
   March 31            $  12.50     $   8.00        $  .11        $  14.50      $  10.13     $  .10
   June 30                 9.38         7.63           .11           12.13         10.25        .10
   September 30            9.63         8.00           .11           12.31         10.00        .10
   December 31            11.12         8.38           .12           11.81          9.88        .11


            For information regarding restriction on the payment of dividends, see "Item 1. Business - Regulation - Limitations on Capital Distributions" in this report.

Item 6. Selected Financial Data

            The following table sets forth certain summary consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See "Item 8. Financial Statements and Supplementary Data."


                                                                          At or For Year Ended December 31,
                                                  ----------------------------------------------------------------------------------
                                                      2000            1999                1998            1997             1996
                                                  ----------------------------------------------------------------------------------
                                                                    (Dollars in thousands, except per share data)
Selected Consolidated Financial Data:
   Total assets                                   $1,072,194       $  987,994         $  785,399      $  579,698      $  543,411
   Loans held-to maturity, net                       541,208          465,321            448,574         441,824         415,366
   Loans held-for-sale                               232,314          237,622            119,910              88             559
   Allowance for loan losses                           8,904            7,758              9,789           2,686           2,217
   Non-performing assets                               1,761            3,587              3,369           1,906           2,239
   Securities available-for-sale                      53,176           53,946             47,554          82,536          77,407
   Trading securities                                    234           29,805                 --              --              --
   Securities held-to maturity                         7,697            9,895             13,541          20,953          25,937
   Mortgage servicing rights                         134,760           97,519             76,452             188             121
   Deposits and borrowers' escrow balances           613,881          564,511            511,313         395,983         383,139
   FHLB advances                                     223,258          265,410            168,142          71,665          40,821
   Stockholders' equity                               99,473           89,416             93,710         106,884         116,565

Selected Consolidated Operating Results:
   Total interest income                          $   65,185       $   53,379         $   49,056      $   43,858      $   41,257
   Total interest expense                             43,502           31,582             26,946          21,387          19,459
   Net interest income                                21,683           21,797             22,110          22,471          21,798
   Provision for loan losses                           3,147            1,925              7,769           1,613           1,020
   Non-interest income                                53,246           40,794             17,528           1,627           1,328
   Non-interest expense                               54,905           47,414             26,940          14,093          15,958
   Income before income taxes                         16,877           13,252              4,929           8,392           6,148
   Income taxes                                        5,914            4,629              1,818           2,985           1,997
   Net income                                         10,963            8,623              3,111           5,407           4,151
   Basic earnings per share (1) (2)                     1.74             1.33               0.42            0.65            0.43
   Diluted earnings per share (1) (2)                   1.71             1.29               0.40            0.62            0.42

Selected Financial Ratios and Other Data:
Performance Ratios:
   Return on average assets                             1.09%            0.99%              0.45%           0.78%           0.96%
   Return on average equity                            11.71%            9.52%              2.99%           4.69%           3.26%
   Interest rate spread (3)                             2.89%            2.95%              3.25%           3.39%           3.22%
   Net interest margin (3)                              2.80%            3.12%              3.62%           4.24%           4.31%
   Ratio of operating expense to
      Average total assets (1)                          5.44%            5.44%              3.85%           2.51%           3.02%


                                                                             At or For Year Ended December 31,
                                                      ------------------------------------------------------------------------------
                                                              2000           1999          1998         1997           1996
                                                      ------------------------------------------------------------------------------
                                                                      (Dollars in thousands, except per share data)
Selected Financial Ratios and Other Data (continued):
Quality Ratios:
   Non-performing assets to total assets
      at end of period (4)                                    0.16%          0.36%         0.43%         0.33%         0.41%
   Allowance for loan losses to
      non-performing assets (4)                             505.62%        216.28%       209.56%       140.92%        99.02%
   Allowance for loan losses to total
      loans receivable                                        1.14%          1.09%         1.69%         0.60%         0.52%

Capital Ratios:
   Equity to total assets at end of period                    9.28%          9.05%        11.93%        18.44%        21.45%
   Tangible equity to tangible assets
      at end of period                                        8.08%          7.68%        10.41%        18.44%        21.45%
   Average equity to average assets                           9.27%         10.40%        14.86%        20.55%        24.07%
   Book value per share                                 $    14.49      $   13.12      $  12.37      $  12.53      $  12.31
   Tangible book value per share                        $    12.46      $   10.97      $  10.61      $  12.53      $  12.31
   Ratio of average interest-earning assets
      to average interest-bearing liabilities                98.36%        104.52%       108.43%       121.45%       128.53%

Cash Earnings:
   Cash earnings (1)                                    $   11,786      $   9,382      $  3,393      $  5,407      $  4,151
   Basic cash earnings per share (1)                          1.87           1.44          0.45          0.65          0.43
   Diluted cash earnings per share (1)                        1.84           1.40          0.43          0.62          0.42
   Cash return on average assets (1)                          1.18%          1.09%         0.49%         0.96%         0.78%
   Cash return on average equity (1)                         14.87%         11.99%         3.44%         4.69%         3.26%

Stock Price and Dividend Information:
   High                                                 $    11.75      $   14.50      $  15.875     $  16.25      $  12.50
   Low                                                        7.63           9.875        11.00         11.75          9.875
   Close                                                     10.88          10.50         14.25         16.00         12.375
   Cash dividends declared per share                           .45           0.41          0.37          0.33          0.29
   Dividend payout ratio (5)                                 25.86%         30.83%        88.10%        50.77%        48.33%



   (1). Non-interest expense for 1996 includes a one-time charge of $2.461 million to recapitalize the Savings Association Insurance Fund (SAIF). Without the SAIF charge, net income for 1996 would have been $5.775 million, or $.60 basic earnings per share ($.59 on a diluted basis), return on average assets would have been 1.09%, return on equity would have been 4.54% and the ratio of operating expense to total assets would have been 2.55%.
   (2)   Earnings per share for 1996 have been restated for FASB Statement 128.
   (3) Interest rate spread represents the difference between the weighted average yield on interest-earnings assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earnings assets.
   (4) Non-performing assets consist of non-accrual loans that are contractually past due 90 days or more; loans that are deemed impaired under the criteria of FASB Statement No. 114; and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.
   (5)   Dividends payout ratio was calculated using basic earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

            First Defiance is a unitary  thrift  holding  company which conducts
business  through  its  subsidiaries,   First  Federal,  The  Leader  and  First
Insurance.

            First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 14 full-service branches, including a branch in Bowling Green, Ohio that opened in December 2000. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, individual retirement accounts, real estate mortgage loans, commercial loans, consumer loans, home equity loans, and trust services.

            The Leader is a mortgage banking company that specializes in servicing loans originated under first-time homebuyer programs. Under these programs, first-time homebuyers are able to obtain loans at rates generally below market at the time of closing. The funds for the loans are available as a result of bond issues through various state and local governmental units. The Leader, as master servicer under the bond programs, purchases the loans from the originator, principally other financial institutions or mortgage brokers. Once purchased by The Leader, the loans under the specific bond programs are packaged and GNMA securities are issued to the bond trustees under the programs. As of December 31, 2000, The Leader services approximately 92,200 bond program loans with balances of $6.1 billion. Because the loans under the first-time homebuyer programs are issued at below market rates, they generally have significantly lower pre-payments than conventional mortgage loans. The Leader also collects a significant amount of ancillary fees, including late charges. At December 31, 2000, total loans serviced by Leader, including bond program loans, conventional loans and loans serviced for various third parties, consisted of 124,800 loans with a total balance of $8.0 billion.

            First Insurance sells a variety of property and casualty group health and life insurance products and investment and annuity products. Because the First Insurance acquisition occurred at the end of December 1998, only the results of operations for the fiscal year Ended December 31, 2000 and 1999 are impacted by this transaction.

Financial Condition

            Total assets at December 31, 2000 were $1.072 billion, an increase of 8.5% from December 31, 1999's total of $988 million.

            As a result of increased secondary market activity at The Leader, mortgage-servicing rights increased to $134.8 million, as of December 31, 2000, from $97.5 million, at December 31, 1999. Due to the Company's efforts to reduce the outstanding balance of loans held for sale, the December 31, 2000 balance of loans held for sale was $232.3 million compared to $237.6 million at December 31, 1999. Additionally, loans held for sale which have been securitized in the normal course of The Leader's operations and reported as trading securities decreased to $234,000 at December 31, 2000 from $29.8 million at December 31, 1999. The growth in The Leader's secondary marketing activities, and the corresponding growth in mortgage servicing rights, necessitated increased funding from outside banks. Warehouse and term notes payable increased to $120.4 million as of December 31, 2000 from $53.5 million as of December 31, 1999.

            Excluding The Leader's operations, gross loans receivable increased $80.4 million, to $536.2 million at December 31, 2000, from $455.8 million as of December 31, 1999. This increase was the result of increases in the non-residential real estate and commercial and home equity portfolios, partially offset by decreases in the single-family residential and consumer portfolios. Non-residential real estate and commercial loans increased $85.0 million to $246.0 million at December 31, 2000 from $161.4 million as of December 31, 1999. Home equity and improvement loans increased to $31.8 million from $22.8 million as of December 31, 2000 and 1999, respectively. Single-family residential loans decreased to $196.2 million as of December 31, 2000 from $204.1 million at December 31, 1999. Additionally, consumer loans decreased $12.2 million, to $52.1 million from $64.3 million as of December 31, 2000 and 1999, respectively. Management believes that the Company will continue to achieve increases in the non-residential and commercial real estate loan portfolios due to an increased emphasis on this type of lending. The 19% year over year decrease in the consumer portfolios was anticipated by the Company as a result of stricter underwriting standards that were implemented as a result of credit quality issues noted in December of 1998. The decrease in the mortgage portfolio resulted from decreased mortgage loan production, regular pay-downs of the existing portfolio and sales of all qualifying fixed rate production into the secondary market.

            First Defiance also had growth in deposits for the year of $42.9 million, to $545.9 million at December 31, 2000 from $503.0 million at December 31, 1999. The most significant increases were in money market demand accounts and noninterest-bearing deposits. Money market demand accounts increased to $79.0 million at December 31, 2000 from $46.7 million at December 31, 1999. Noninterest-bearing deposits increased to $33.3 million at December 31, 2000 from $20.0 million at December 31, 1999. Interest-bearing checking accounts and certificates of deposit increased to $32.6 million and $363.5 million, respectively, at December 31, 2000 from $32.0 million and $355.1 million, respectively, at December 31, 1999. Savings accounts decreased to $37.6 million at December 31, 2000 from $46.7 million at December 31, 1999.

            Investment securities, which include available for sale, trading, and held to maturity securities, decreased by $32.5 million to $61.1 million at December 31, 2000 from $93.6 million at December 31, 1999. As discussed above, the decrease was primarily the result of carrying $29.8 million in trading securities as of December 31, 1999 related to the securitization of certain available for sale mortgage loans.

Average Balances, Interest Rates and Yields

The following table presents for the periods indicated the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Dividends received on FHLB stock are included as interest income. The table does not reflect the effect of income taxes.


                                                                                                Year Ended December 31,
                                                 ----------------------------------------------------------------------------------
                                                                      2000                                 1999
                                                 --------------------------------------   -----------------------------------------
                                                      Average                   Yield/       Average                    Yield/
                                                      Balance       Interest   Rate (1)      Balance      Interest       Rate
                                                 --------------------------------------   -----------------------------------------
                                                                                   (Dollars in thousands)
Interest-Earning Assets
   Loans receivable                               $    730,264    $  60,382     8.27%       $657,009       $49,927       7.60%
   Securities                                           67,868        4,803     7.08          56,668         3,452       6.09
   Interest bearing deposits                                --           --       --              --            --         --
   Dividends on FHLB stock                              14,570        1,075     7.38          12,157           861       7.08
                                                 --------------------------------------   -----------------------------------------
   Total interest-earning assets                       812,702       66,260     8.15         725,834        54,240       7.47
Non-interest-earning assets                            196,589                               145,667
                                                 -------------                            ----------
Total assets                                      $  1,009,291                              $871,501
                                                 =============                            ==========

Interest-Bearing Liabilities
   Deposits                                       $    529,205    $  25,501     4.82        $472,904       $19,889       4.21
   FHLB advances                                       228,055       13,297     5.83         195,566         9,872       5.05
   Warehouse and term notes payable                     68,993        4,704     6.82          29,721         1,821       6.13
                                                 --------------------------------------   -----------------------------------------
   Total interest-bearing liabilities                  826,253       43,502     5.26         698,191        31,582       4.52
Non-interest-bearing liabilities                        89,418                                82,691
                                                 -------------                            ----------
Total liabilities                                      915,671                               780,882
Stockholders' equity                                    93,620                                90,619
                                                 -------------                            ----------
Total liabilities and stockholders' equity        $  1,009,291                              $871,501
                                                 =============                            ==========
Net interest income; interest rate spread                         $  22,758     2.89%                      $22,658       2.95%
                                                                    ================                       ===================
Net interest margin (2)                                                         2.80%                                    3.12%
                                                                             =======                                   =======
Average interest-earning assets to average
    interest-bearing liabilities                                                  98%                                     104%
                                                                             =======                                   =======




                                                       Year Ended December 31,
                                                 ----------------------------------
                                                                 1998
                                                 ----------------------------------
                                                     Average               Yield/
                                                     Balance    Interest     Rate
                                                 ----------------------------------
                                                       (Dollars in thousands)
Interest-Earning Assets
   Loans receivable                                 $521,968    $43,369     8.31%
   Securities                                         81,320      5,082     6.25
   Interest bearing deposits                          12,259        605     4.94
   Dividends on FHLB stock                             4,669        334     7.15
                                                 ----------------------------------
   Total interest-earning assets                     620,216     49,390     7.96
Non-interest-earning assets                           78,706
                                                   ----------
Total assets                                        $698,922
                                                   ==========

Interest-Bearing Liabilities
   Deposits                                         $409,254     18,340     4.48
   FHLB advances                                      75,062      4,171     5.56
   Warehouse and term notes payable                   87,668      4,435     5.06
                                                 ----------------------------------
   Total interest-bearing liabilities                571,984     26,946     4.71
Non-interest-bearing liabilities                      23,046
                                                   ----------
Total liabilities                                    595,030
Stockholders' equity                                 103,892
                                                   ----------
Total liabilities and stockholders' equity          $698,922
                                                   ==========
Net interest income; interest rate spread                       $22,444     3.25%
                                                                =================
Net interest margin (2)                                                     3.62%
                                                                          =======
Average interest-earning assets to average
    interest-bearing liabilities                                             108%
                                                                          =======



(1) At December 31, 2000, the yields earned and rates paid were as follows: loans receivable, 8.41%; securities, 6.75%; FHLB stock, 7.50%; total interest-earning assets, 8.28%; deposits, 5.12%; FHLB advances, 6.28%; warehouse and term notes payable, 7.29%; total interest-bearing liabilities, 5.46%; and interest rate spread, 2.82%.

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

                                                                         Year Ended December 31,
                                           --------------------------------------------------------------------------------
                                                          2000  vs. 1999                       1999 vs. 1998
                                           --------------------------------------------------------------------------------
                                                Increase     Increase                  Increase    Increase
                                               (decrease)   (decrease)      Total     (decrease)  (decrease)     Total
                                                 due to       due to      increase      due to      due to      increase
                                                  rate        volume     (decrease)      rate       volume     (decrease)
                                           --------------------------------------------------------------------------------
                                                                            (In thousands)
Interest-Earning Assets
   Loans                                       $  4,888    $  5,567      $ 10,455    $ (4,662)    $ 11,220     $  6,558
   Securities                                       669         682         1,351         (89)      (1,541)      (1,630)
   Interest bearing deposits                         --          --            --          --         (605)        (605)
   FHLB stock                                        43         171           214          (9)         536          527
                                               --------    --------      --------    --------     --------     --------
   Total interest-earning assets               $  5,600    $  6,420      $ 12,020    $ (4,760)    $ (9,610)    $  4,850
                                               ========    ========      ========    ========     ========     ========


Interest-Bearing Liabilities
   Deposits                                    $  3,244    $  2,368      $  5,612    $ (1,303)    $  2,852     $  1,549
   FHLB advances                                  1,785       1,640         3,425        (995)       6,696        5,701
   Warehouse and term notes payable                 477       2,406         2,883         317       (2,931)      (2,614)
                                               --------    --------      --------    --------     --------     --------
   Total interest-bearing liabilities          $  5,506    $  6,414      $ 11,920    $ (1,981)    $  6,617     $  4,636
                                               ========    ========      ========    ========     ========     ========

Increase (decrease) in net interest income                               $    100                              $    214
                                                                         ========                              ========



                                                   Year Ended December 31,
                                           --------------------------------------
                                                        1998  vs. 1997
                                           --------------------------------------
                                              Increase     Increase
                                             (decrease)   (decrease)     Total
                                               due to       due to      increase
                                                rate        volume     (decrease)
                                           --------------------------------------
                                                      (In thousands)
Interest-Earning Assets
   Loans                                     $ (2,064)    $  8,131     $  6,067
   Securities                                     (79)      (1,395)      (1,474)
   Interest bearing deposits                       --          605          605
   FHLB stock                                      (3)          95           92
                                             --------     --------     --------
   Total interest-earning assets             $ (2,146)    $  7,436     $  5,290
                                             ========     ========     ========

Interest-Bearing Liabilities
   Deposits                                  $   (907)    $  1,255     $    348
   FHLB advances                                 (214)         991          777
   Warehouse and term notes payable                --        4,435        4,435
                                             --------     --------     --------
   Total interest-bearing liabilities        $ (1,121)    $  6,681     $  5,560
                                             ========     ========     ========
Increase (decrease) in net interest income                             $   (270)
                                                                       ========

Results of Operations

            General - First Defiance reported net income of $10.96 million for the year ended December 31, 2000 compared to $8.62 million and $3.11 million for the years ended December 31, 1999 and December 31, 1998 respectively. Net income for 1998 was negatively impacted by a $5.4 million pre-tax ($3.6 million after-tax and $.46 on a diluted per share basis) fourth quarter adjustment to the reserve for loan losses. See "Provision for Loan Losses".

            On a diluted per share basis, First Defiance's net income was $1.71, $1.29, and $.40 for the years ended December 31, 2000, 1999 and 1998, respectively. Earnings per share have been favorably impacted in both 2000 and 1999 by a reduction in average shares outstanding as a result of a number of share repurchase programs. On a diluted basis, the average shares outstanding have declined from 7.8 million in 1998 to 6.7 million in 1999 and 6.4 million in 2000.

            Net interest income was $21.7 million for the year ended December 31, 2000, compared to $21.8 million and $22.1 million for the years ended December 31, 1999 and 1998, respectively. Net interest margin was 2.80%, 3.12%, and 3.62% for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in net interest margin in 2000 is primarily a result of the financing required to support the $50.9 million increase in average non-interest earning assets from $145.7 million for 1999 to $196.6 million for 2000. The increase in average non-interest earning assets was primarily the result of increases in the average balances in mortgage servicing rights and prepaid expenses and other assets. Mortgage servicing rights increased from an average of $83.9 million for 1999 to $115.5 million for 2000. The increase in average mortgage servicing rights corresponded with an increase in loan sales from $1.8 billion during 1999 to $2.4 billion for the year ended December 31, 2000. The decrease in the net interest margin in 1999 compared to 1998 resulted from similar downward pressures corresponding to the increase in average non-interest earning assets which grew from $78.7 million for 1998 to $145.7 million for 1999.

            The yield on interest earning assets was 8.15% for the year ended December 31, 2000, an increase from the years ended December 31, 1999 and 1998 when the yields on interest earning assets were 7.47% and 7.96%, respectively. The increase in yields on interest-earning assets from 1999 to 2000 was due to the increased non-residential real estate and commercial loan production as well as general interest rate increases. The decline in yields between 1998 and 1999 was primarily due to the addition of The Leader's mortgage loans available for sale during the second half of 1998 and the subsequent increases in the average balance on these loans.

            The Company's cost of funds increased to 5.26% for the year ended December 31, 2000 compared to 4.52% and 4.71% for the years ended December 31, 1999 and 1998, respectively. The increase in the Company's cost of funds was the result of several increases in the targeted federal funds rate as well as increased usage of external funding sources to finance the growth in mortgage banking activities. As a result of the increase in the cost of funds outpacing the increase in average earning assets, the interest rate spread decreased to 2.89% for the year ended December 31, 2000 compared to 2.95% for 1999 and 3.25% for 1998.

            The provision for loan losses for the year ended December 31, 2000 was $3.1 million, compared to $1.9 million for 1999 and $7.8 million for 1998.

            For the year ended December 31, 2000 non-interest income was $53.2 million compared to $40.8 million for 1999 and only $17.9 million for 1998. Non-interest expense for the year ended December 31, 2000 was $54.9 million compared to $47.4 million for 1999 and $26.9 million for 1998.

            Income for The Leader for the twelve months ended December 31, 2000 and 1999 and the six months ended December 31, 1998 included in First Defiance's results was $6.5 million, $4.1 million and $1.4 million, respectively.

            The growth in the balance of mortgage servicing rights at The Leader has a negative impact on First Federal's regulatory capital levels because the regulations require First Federal to subtract the amount that mortgage-servicing rights exceed core capital (excluding this adjustment) from core capital. These disallowed mortgage-servicing rights totaled $33.6 million at December 31, 2000. This regulatory requirement has limited First Defiance's ability to grow its core businesses and also repurchase common stock. Management is exploring a number of options to address this issue including the restructuring of its corporate organization, restructuring of certain assets on the balance sheet including the mortgage-servicing rights, and the issuance of additional capital, either in the form of common equity or trust preferred securities. Implementation of any of these alternatives could decrease non-interest income or increase interest expense or non-interest expense.

            Net Interest Income - First Defiance's net interest income is determined by its interest rate spread (i.e., the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

            Total interest income increased by $11.8 million, or 22.1%, to $65.2 million for the year ended December 31, 2000 from $53.4 million for the year ended December 31, 1999. The increase was due to a $73.3 million increase in the average balance of loans outstanding for 2000 compared to 1999. The yield on those loans increased to 8.27% in 2000 from 7.60% in 1999. The increase in loans receivable was primarily attributable to the growth in the average balance of non-residential real estate and commercial loans and The Leader's loans held for sale. The average balance of non-residential real estate and commercial loans grew to $209.8 million for 2000 from $143.0 million for 1999. The average balance of loans held for sale increased to $219.6 million for 2000 from $186.8 million for 1999. The increases in loans held for sale and commercial loans were partially offset by a $25.7 million decrease in the average balance on single-family residential real estate loans, and a $8.5 million decrease in the average balance on all consumer loans. As discussed above, conventional mortgage loan production for 2000 was lower than 1999 due to the higher interest rate environment experience during 2000 and subsequent sale into the secondary market of all qualifying longer term fixed rate originations. The decrease in the average balance on consumer loans was anticipated as underwriting standards were strengthened in response to credit quality problems noted in the portfolio in 1998. See "Provision for Loan Losses".

            In 1999, total interest income increased by $4.3 million, or 8.8%, to $53.4 million for the year ended December 31, 1999 from $49.1 million for the year ended December 31, 1998. The increase was due to a $135.1 million increase in the average balance of loans outstanding for 1999 when compared to 1998. The increase was primarily attributable to the growth of The Leader's loans available for sale. The average balance of these loans grew to $186.8 million for 1999 from $65.8 million for 1998. The yield on those loans declined to 7.60% in 1999 versus 8.31% in 1998 because of the low coupon on The Leader's available for sale portfolio.

            Interest earnings from the investment portfolio and other interest-bearing deposits increased to $4.8 million in 2000 compared to $3.5 million in 1999 and $5.7 million in 1998. The increase in 2000 was due to an increase in the average balance of securities and other interest-bearing deposits from $56.7 million in 1999 to $67.9 million in 2000. The increase in average balance was primarily due to a $6.1 million increase in the average outstanding balance on loans securitized and classified as trading securities from 1999 to 2000. The yield on the average portfolio balance in 2000 was 7.08%. In 1999, the portfolio had a yield of 6.09% with an average balance of $56.7 million while in 1998 the investment portfolio had a yield of 6.08% with an average balance of $93.6 million.

            Interest expense increased by $11.9 million, or 37.7%, to $43.5 million in 2000 compared to $31.6 million for 1999. This increase is due to the increase in the average interest bearing liabilities to $826.3 million in 2000 from $698.2 million in 1999. Additionally, the average cost of funds on interest-bearing liabilities increased to 5.26% during 2000 from 4.58% during 1999. The increase in average interest bearing liabilities was the result of increased funding requirements relating to the loans held for sale and mortgage servicing rights at The Leader and the increased non-residential real estate and commercial loan balances at First Federal, net of the increase in average escrow deposits (which are included in non-interest bearing liabilities) which increased to $75.9 million in 2000 from $70.9 million in 1999. The increase in the average cost of funds was the result of several Federal Reserve increases in the targeted Federal Funds rate during 2000 as well as increased usage of outside funding sources to finance The Leader's mortgage banking activities. The cost of the $69.0 million average bank financing in 2000 was 6.82% compared to the cost of the $29.7 million average bank financing in 1999 of 6.13%. First Defiance maintains warehouse lines of credit with financial institutions totaling $225.0 million as of December 31, 2000 to supplement its other funding sources.

            In 1999, interest expense increased by $4.7 million, or 17.2%, to $31.6 million compared to $26.9 million for 1998. The increase is primarily due to the financing requirements of The Leader's operations acquired in July of 1998. The average balance of interest bearing liabilities increased to $698.2 million during 1999 from $572.0 million for 1998, while the average cost of these borrowings only slightly decreased to 4.52% from 4.71% over that same time period.

            As a result of the foregoing, First Defiance's net interest income was $21.7 million for the year ended December 31, 2000 compared to $21.8 million for the year ended December 31, 1999 and $22.1 million for the year ended

December 31, 1998. Net interest margin for the year ended December 31, 2000 declined to 2.80% from 3.12% for 1999 and 3.62% for 1998. The decline was due to the financing of The Leader, particularly the financing of mortgage servicing rights and goodwill, which are both non-interest earning assets. The balance of mortgage servicing rights at December 31, 2000 was $134.8 million and the balance of goodwill at that date was $14.0 million.

            Provision for Loan Losses - First Defiance's provision for loan losses was $3.1 million for the year ended December 31, 2000, compared to $1.9 million and $7.8 million for the years ended December 31, 1999 and 1998, respectively. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level that is deemed appropriate by management. Factors considered by management include identifiable risk in the portfolios, historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired, general economic conditions, particularly as they relate to First Defiance's market areas, and other factors related to the collectibility of First Defiance's loan portfolio.

            The growth in non-residential real estate and commercial loans and a change in The Leader's method of estimating the required reserve for potential losses on foreclosure loans contributed to the increased provision for the year ended December 31, 2000 as compared to 1999. The growth in commercial and commercial real estate loans of $85 million during 2000 resulted in a provision for loan losses of $1.4 million on all non-residential real estate and commercial loans, compared to $663,000 during the year ended December 31, 1999. During the first quarter of 2000, management changed its method of estimating the required reserve for potential losses on foreclosure loans to more accurately reflect the total risk inherent in the servicing and loan portfolios at The Leader. This resulted in a one-time increase in the provision for loan losses of $693,000. The consolidated allowance for loan losses at December 31, 2000 was $8.9 million, compared to $7.8 million at December 31, 1999 and $9.8 million at December 31, 1998.

            In 1998, four factors combined to require the large increase in the loan loss provision: an increase in charge-offs and delinquencies within First Federal's consumer loan portfolio, rapid growth in First Federal's non residential real estate and commercial loan portfolio, the status of First Federal's mobile home loan portfolio, and the acquisition of The Leader. During 1998, in response to the level of charge-offs and internal and external reviews of the consumer loan portfolio, management increased the allowance for consumer loans by approximately $3.6 million. Additionally, during 1998 when the balance of non residential real estate and commercial loans increased from $29.8 million to $70.1 million, the related allowance for loan losses increased by $932,000. First Federal also reserved 40% against the then remaining mobile home loan balances not already classified as doubtful or loss. This adjustment resulted in increasing the mobile home loan loss allowance to $1.3 million at December 31, 1998. In May of 1999, First Federal sold the remaining mobile home portfolio, which had a net book value (after deducting the related reserve) of $1.8 million, for $2.1 million. Finally, during the last six months of 1998, there was a $351,000 increase in the provision for loan losses as a result of the acquisition of The Leader.

            During the year ended December 31, 2000, The Leader recorded a provision for loan losses of $1.8 million, excluding the one-time charge discussed above. Most of the loans that are originated or acquired by The Leader have FHA insurance or VA guarantees. As a result, the risk of loss on those loans is limited to the legal costs associated with foreclosure on the loan, which has averaged approximately $1,500 per loan in foreclosure. This is a cost that The Leader incurs whether the loan is included in Leader's own portfolio or serviced for others. The Leader reserves for the foreclosure losses when the loan goes to foreclosure. Management also records an estimated loss reserve to provide for potential losses as loans become delinquent based on The Leader's historical loss experience on similar loans. The Leader recorded a provision of $1.8 million and $351,000 in 1999 and 1998, respectively.

            Total non-performing loans were $1.4 million, or .18% of total loans, as of December 31, 2000, compared with $1.0 million, or .14% of total loans, as of December 31, 1999, and $1.9 million, or .33% of total loans, as of December 31, 1998. Total charge-offs were $2.6 million, $4.2 million, and $2.1 million for the periods ended December 31, 2000, 1999, and 1998, respectively. Over the same periods, recoveries amounted to $580,000, $279,000, and $220,000, respectively.

            Non-interest Income - The margin reductions were more than offset by growth in non-interest income, which increased by $12.4 million to $53.2 million for the year ended December 31, 2000 from $40.8 million for the year ended December 31, 1999. Non-interest income for the year ended December 31, 1998 was only $17.5 million. For the year ended December 31, 2000, the Company recognized $36.1 million in mortgage banking income compared to $28.2 million and $12.1 million for the years ended December 31, 1999 and 1998, respectively. The growth in mortgage banking income is directly related to the growth in the loan servicing portfolio. The total principal balance outstanding on loans serviced for others (excluding loans subserviced for others) was $7.9 billion, $6.0 billion, and $4.9 billion as of December 31, 2000, 1999, and 1998, respectively. Because of increased demand for first-time homebuyer loans in the rising interest rate environment exprienced in 2000, loans purchased and sold increased to $2.4 billion in 2000 from $1.7 billion in 1999. This increased activity resulted in increased gains on sale of mortgage loans, which increased to $9.5 million for 2000 from $7.1 million in 1999 and $3.4 million in 1998 primarily due to increased loan production and sales. The Leader also realized a one-time gain on the sale of non-core mortgage servicing rights totaling $479,000 in 1999.

            The 2000 results also include the revenue associated with First Insurance, which was formed from the merger of the Stauffer Mendenhall Agency (acquired December 24, 1998) and the Defiance, Ohio Office of Insurance and Risk Management (acquired September 1, 1999). Total revenues for First Insurance were $2.6 million and $1.4 million for the years ended December 31, 2000, and 1999, respectively. The growth in this revenue was due to the acquisition of the second agency during the 1999 third quarter.

            Non-interest Expense - Total non-interest expense for 2000 was $54.9 million compared to $47.4 million for the year ended December 31, 1999 and $26.9 million for the year ended December 31, 1998. As with non-interest income, the addition of The Leader in July 1998 significantly increased the consolidated level of non-interest expense. For the six months from July 1 to December 31, 1998, The Leader's total non-interest expense was $12.2 million compared to

$29.6 million for the year ended December 31, 1999 and $34.8 million for the year ended December 31, 2000.

            The increase from 1999 to 2000 was primarily due to compensation and benefit expense that increased by $3.3 million over 1999. Of this increase, $1.3 million related to compensation and benefits at The Leader, $1.0 million related to compensation and benefits for First Insurance and $1.0 million related to increases in compensation and benefits at First Federal. The increase in compensation and benefits at The Leader were driven by increases in staff and in sales commissions to reflect the increased production and portfolio levels. The First Federal increase was due to increases in staffing levels resulting from branch and commercial expansions, including the opening of de novo branches in Findlay, Ohio in February 1999, Fostoria, Ohio in November 1999 and Bowling Green, Ohio in December 2000. The First Insurance increase was the result of the September 1999 acquisition of the Defiance, Ohio office of Insurance and Risk Management.

            In addition to compensation expense, amortization of mortgage servicing rights increased by $2.3 million, from $12.7 million for the year ended December 31, 1999 to $15.0 million for 2000. The increase in amortization of mortgage servicing rights related to the $1.9 billion increase in loans serviced for others during 2000. Finally, in 2000, occupancy expense increased $779,000 over the 1999 expense, due to expansion at all of the Subsidiaries.

            The comparability of the years ended December 31, 1999 and 1998 is greatly impacted by the July 1998 acquisition of The Leader. The Leader acquisition was accounted for as a purchase and resulted in the inclusion of Leader's results only for the six months from the acquisition date to the end of the year. Included in the 1999 non-interest expenses for The Leader are $10.1 million in compensation and benefits ($3.8 million for the second half of 1998), $1.6 million in occupancy costs ($489,000 for the second half of 1998), $12.6 million in amortization of mortgage servicing rights ($5.3 million for the second half of 1998), and $2.1 million in amortization of goodwill and other acquisition costs, including non-compete and employment agreements ($1.1 million for the second half of 1998).

            Income Taxes - Income tax amounted to $5.9 million in 2000 compared to $4.6 million in 1999 and $1.8 million in 1998. The effective tax rates for the three years were 35.0%, 34.9%, and 36.9%, respectively. The decrease in the effective tax rate from 1998 to 1999 is the result of the increase in non-taxable interest income and a reduction of income at the holding company level that is subject to state income tax.

Cash Earnings

            The selected financial data presented in the following table highlights the performance of First Defiance on a cash basis for each of the three years in the period ended December 31, 2000. The data has been adjusted to exclude the amortization of goodwill and the related tax benefit of tax deductible goodwill. This goodwill resulted from the acquisitions of The Leader, and the insurance agencies which were combined to form First Insurance. All three acquisitions were recorded using the purchase method of accounting. The amortization of goodwill does not result in a cash expense and has essentially no economic impact on liquidity and funds management activity. Cash basis financial data provide an additional basis for measuring a company's ability to support future growth, pay dividends, and repurchase shares. The cash basis data presented in the table below has not been adjusted to exclude the impact of other noncash items such as depreciation, the provision for loan losses, and amortization of MRP and ESOP expense.

                                           2000              1999             1998
                                        ---------          ---------        --------
                                      (Dollars in thousands, except per share amounts)
Year Ended December 31
Non-interest expense                   $   54,031          $  46,639        $ 26,658
Income before income taxes                 17,751             14,027           5,211
Net income                                 11,786              9,382           3,393

Per Common Share
Net income per basic share                  $1.87              $1.44            $.45
Net income per diluted share                 1.84               1.40             .43
Weighted average common shares
     (000s)                                 6,318              6,502           7,491
Weighted average diluted common
     shares (000s)                          6,423              6,700           7,811

Performance Ratios
Return on average assets                     1.18%              1.09%            .49%
Return on average equity                    14.87              11.99            3.44
Ratio of cash operating expense to
     tangible assets                         5.43               5.43            3.84

Goodwill
Goodwill average balance               $   14,372          $  12,519          $5,115
Goodwill amortization (after tax)             823                759             282

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

Liquidity and Capital Resources

            First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury, agency and other investments having maturities of five years or less. OTS regulations require that savings institutions maintain liquid assets not less than 4% of their average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. First Federal's liquidity exceeded applicable requirements at December 31, 2000.

            Cash used in operating activities was $34.1 million and $165.4 million for the years ended December 31, 2000, and 1999, respectively. Cash provided by operations was $51.3 million for the year ended December 31, 1998. Cash was generated by First Defiance's operating activities during the year ended December 31, 1998 primarily as a result of net income. In 1999 and 2000, the Company used more cash in operating activities than was provided. This resulted from the net growth in the held-for-sale loan portfolio which was funded through financing activities. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, goodwill amortization, ESOP expense related to the release of ESOP shares in accordance with AICPA SOP 93-6, the origination of mortgage servicing rights and increases and decreases in other assets and liabilities.

            The primary investing activity of First Defiance is lending, which is funded with cash provided from operations and financing activities, as well as proceeds from payments on existing loans and proceeds from maturities of securities. In 2000 cash provided from the sale and maturity of investment securities totaled $41.1 million, while $7.0 million in additional securities were purchased.

            Principal financing activities include the gathering of deposits and advance payments from loan servicing customers, the utilization of FHLB advances, and borrowings from other bank sources. For the year ended December 31, 2000, FHLB advances decreased by $42.2 million, warehouse and term notes payable increased by $66.9 million, and deposits increased by $42.9 million. For additional information about cash flows from First Defiance's operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

            At December 31, 2000, First Defiance had an aggregate of $84.2 million in unfunded commitments to originate loans (including unused portions of lines of credit and letters of credit) and no commitments to purchase securities. At the same date, First Defiance had commitments to sell $190.1 million of loans held for sale. At that date First Defiance had commitments to acquire $215.5 million of mortgage loans under first-time homebuyer programs, all of which have offsetting commitments for sale into the secondary market as GNMA or FNMA mortgage-backed securities. Also as of December 31, 2000, the total amount of certificates of deposit that were scheduled to mature by December 31, 2001 was $319.3 million. First Defiance believes that it has adequate resources to fund commitments as they arise. It can adjust the rate on savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage or non-mortgage loans; and it can turn to other sources of financing including FHLB advances. Because the FHLB requires that the collateral must exceed 135% of the outstanding advance balance, First Defiance may also from time-to-time be required to utilize other sources of financing, including brokered certificates of deposit and bank advances. At December 31, 2000 First Defiance had $240.0 million of lines available from other financial institutions, of which $114.3 million is being utilized.

            Stockholders' equity increased by $10.1 million, or 11.2%, at December 31, 2000 compared to December 31, 1999. Net income for 2000 was $11.0 million, of which $2.9 million was returned to shareholders in the form of declared dividends ($.45 per share). The increase in the market value of available for sale securities increased equity by $1.1 million. The vesting of MRP shares and release of ESOP shares increased equity by $219,000 and $497,000, respectively. Stock option exercises increased equity by approximately $470,000. The purchase of 30,000 shares of stock for treasury reduced equity by $328,000. The book value of First Defiance's common stock was $14.49 per share at December 31, 2000, compared to $13.12 per share at December 31, 1999. The tangible book value (excluding goodwill) per share was $12.46 and $10.97 at December 31, 2000 and 1999.

            First Federal is subject to various capital requirements of the Office of Thrift Supervision. At December 31, 2000, First Federal had capital ratios that exceeded the minimum regulatory requirements. For additional information about First Federal's capital requirements, see Note 12 to the Consolidated Financial Statements.

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

            First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 12 month period, using 2001 projected amounts as a base case, First Defiance's net interest income would decrease by 6.8%. Were interest rates to fall by 100 basis points during the same 12-month period, the simulation indicates that net interest income would increase by 6.8%.

            The acquisition of The Leader provided First Defiance with a significant source of non-interest income. The mortgage banking operations also serve as a countermeasure against the decline in the value of mortgage loans during a rising rate environment because increases in interest rates tend to increase the value of mortgage servicing rights because of the resulting decrease in prepayment rates on the underlying loans. Conversely, in a decreasing interest rate environment, the value of the mortgage servicing portfolio tends to decrease due to increased prepayments on the underlying loans. However, because The Leader's portfolio is comprised primarily of below market-rate loans, the prepayments on the loans it services have been much lower than industry averages. The Leader averaged 4.06% prepayments for the year ended December 31, 2000, which is lower than the prepayment speeds for the mortgage industry as a whole and lower than the 7.6% and 11.1% rates experienced by The Leader during 1999 and 1998, respectively. The simulation model used by First Defiance measures the impact of rising and falling interest rates on net interest income only. The Company also monitors the potential change in the value of its mortgage servicing portfolio given the same 100 basis point shift in interest rates. At December 31, 2000, a 100 basis point decrease in interest rates would require First Defiance to establish additional reserves for impairment of mortgage servicing rights of approximately $92,000.

            First Defiance, through The Leader, has significantly increased its origination capabilities, on both a retail and wholesale basis. Loan production at The Leader was $2.4 billion for the year ended December 31, 2000, compared to $1.9 billion for the year-ended December 31, 1999. Mortgage servicing rights increased from $97.5 million as of December 31, 1999 to $134.8 million as of December 31, 2000. To protect themselves from the risk of changing interest rates, mortgage banking companies frequently use off balance sheet financial instruments to hedge the exposure of the mortgage loan pipeline. The Leader does not need to hedge its mortgage loan pipeline because the trustees under the various first-time homebuyer programs are required to fund the issuance of the GNMA securities backed by the mortgages in The Leader's pipeline at a guaranteed price.

            First Defiance also has increased its lending activities in the non-residential real estate and commercial loan area. While such loans carry higher credit risk than residential mortgage lending they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance's non-residential real estate and commercial loan portfolio increased to $251.3 million, which is split between $54.4 million of fixed-rate loans and $196.9 million of adjustable-rate loans at December 31, 2000. Certain of the loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed rate loans are generally less than 7 years. First Defiance also has significant balances of consumer loans ($52.1 million at December 31, 2000) which tend to have a shorter duration than residential mortgage loans, and home equity and improvement loans ($31.8 million at December 31, 2000) which fluctuate with changes in the prime lending rate. Also, to limit its interest rate risk, First Federal has been selling fixed-rate mortgage loans with a maturity of 15 years or greater in the secondary market. Historically, loans with maturities less than 20 years have been retained in portfolio although First Federal began selling its 15 year fixed-rate mortgage loans in the secondary market beginning in January 1999.

            In addition to the simulation analysis, First Federal also utilizes the "market value of net portfolio equity" ("NPV") methodology adopted by the OTS. Under the NPV methodology, interest rate risk exposure ("IRR") is assessed by reviewing the estimated changes in First Federal's net interest income ("NII") and NPV that would hypothetically occur if interest rates simultaneously rise or fall along the yield curve. Projected values of NII and NPV at both higher and lower regulatory defined scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates. Presented in the following table, as of December 31, 2000, is an analysis of estimated interest rate risk of First Federal and The Leader as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates up and down 300 basis points in 100 point increments. Assumptions used in calculating the amounts in this table are generally those assumptions utilized by the OTS in assessing the interest rate risk of the thrifts it regulates. However, First Defiance utilizes a model that evaluates the market value of mortgage servicing rights on a loan-by-loan basis, and management believes that the results generated by that model are more accurate than the generic OTS assumptions. For purposes of this table, management's valuation of mortgage servicing rights have been substituted for OTS' results. NPV is calculated by the OTS for the purposes of interest rate risk assessment and should not be considered as an indicator of value of First Federal.


                                 December 31, 2000
-------------------------------------------------------------------------------------------
                                                                Net Portfolio Value as % of
                             Net Portfolio Value                 Present Value of Assets
                    -------------------------------------     -----------------------------

  Change in Rates   $ Amount       $ Change     % Change       NPV Ratio           Change
                     (Dollars in Thousands)
-------------------------------------------------------------------------------------------
     + 300 bp        135,704       (11,171)         (8)         12.77%            (47) bp
     + 200 bp        146,166          (709)          0          13.50%             26  bp
     + 100 bp        150,210         3,335           2          13.66%             42  bp
       0 bp          146,875            --          --          13.24%             --
      -100 bp        134,855       (12,020)         (8)         12.70%           (107) bp
      -200 bp        112,988       (33,887)        (23)         10.33%           (291) bp
      -300 bp         95,515       (51,360)        (35)          8.81%           (443) bp


      In the event of a 300 basis point change in interest rates based upon estimates as of December 31, 2000, First Federal would experience a 35% decrease in NPV in a declining rate environment and a 8% decrease in NPV in a rising rate environment. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. Mortgage-servicing rights act as a natural hedge to these changes in value of other monetary assets as mortgage-servicing rights generally rise in value in a rising rate environment and decline in value in a falling rate environment because of the prepayments of the underlying mortgage loans. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the NPV methodology, the decline in NPV in a rising rate environment is because First Federal has used FHLB advances and deposits with shorter terms than the assets in which it invests. The decline in NPV in a falling rate environment is because of the reduction in value in mortgage servicing rights. The analysis indicates that increases or decreases in monetary assets and increases or decreases in mortgage servicing rights generally offset each other in both rising and falling rate environments.

            In evaluating First Federal's exposure to interest rate risk, certain shortcomings inherent in the each of the methods of analysis presented must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates while interest rates on other types of financial instruments may lag behind current changes in market rates. Furthermore, in the event of changes in rates, prepayments and early withdrawal levels could differ significantly from the assumptions in calculating the table and the results therefore may differ from those presented.

Forward Looking Information

            Forward looking statements in this report are made in reliance upon the safe harbor provisions of the private Securities Litigation Reform Act of 1995. The statements in this report which are not historical fact are forward looking statements and they include, among other statements, projections about growth in the Financial Condition section and projections about interest rate risk simulations included in the Asset/Liability Management section. Actual results may differ from expectations contained in such forward looking information as a result of factors including but not limited to the interest rate environment, economic policy or conditions, federal and state banking and tax regulations, and competitive factors in the marketplace. Each of these factors could affect estimates, assumptions, uncertainties and risks considered in the development of forward looking information and could cause actual results to differ materially from management's expectation regarding future performance.

Item 8.     Financial Statements and Supplementary Data





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Consolidated Statements of Financial Condition.............................55
Consolidated Statements of Income..........................................57
Consolidated Statements of Stockholders' Equity............................58
Consolidated Statements of Cash Flows......................................59
Notes to Consolidated Financial Statements.................................61
Report of Independent Auditors............................................103

                         First Defiance Financial Corp.

                 Consolidated Statements of Financial Condition



                                                             December 31
                                                          2000          1999
                                                       ------------------------
                                                            (In thousands)
Assets Cash and cash equivalents:
   Cash and amounts due from depository institutions   $    7,320   $   13,102
   Interest-bearing deposits                               13,634        3,134
                                                       ------------------------
                                                           20,954       16,236
Investment securities:
   Available-for-sale, carried at fair value               53,176       53,946
   Trading, carried at fair value                             234       29,805
   Held-to-maturity, carried at amortized cost
      (fair value $7,770 and $9,953
      at December 31, 2000 and 1999, respectively)          7,697        9,895
                                                       ------------------------
                                                           61,107       93,646

Loans receivable, net of allowance of $8,904
   and $7,758 at December 31, 2000 and 1999,
   respectively                                           541,208      465,321
Loans held for sale (fair value $232,314 and
   $237,622 at December 31, 2000 and 1999,
   respectively)                                          232,314      237,622
Mortgage servicing rights                                 134,760       97,519
Accrued interest receivable                                 5,976        3,868
Federal Home Loan Bank stock                               15,251       14,181
Premises and equipment                                     22,203       21,311
Real estate and other assets held for sale                    312        2,557
Goodwill, net of accumulated amortization of
   $1,918 and $1,057 at December 31, 2000
   and 1999, respectively                                  13,983       14,699
Other assets                                               24,126       21,034
                                                       ------------------------
Total assets                                           $1,072,194   $  987,994
                                                       ========================

                                                                     December 31
                                                                 2000            1999
                                                            -----------------------------
                                                                    (In thousands)
Liabilities and stockholders' equity
Liabilities:
   Deposits                                                 $   545,899      $ 502,969
   Advances from the Federal Home Loan Bank                     223,258        265,410
   Warehouse and term notes payable                             120,425         53,504
   Accrued expenses and other liabilities                        12,546         12,921
   Deferred taxes                                                 2,611          2,232
   Advance payments by borrowers for
      taxes and insurance                                        67,982         61,542
                                                            -----------------------------
Total liabilities                                               972,721        898,578

Stockholders' equity:
   Preferred stock, no par value per share:
         5,000,000 shares authorized; no shares issued               --             --
   Common stock, $.01 par value per share:
         20,000,000 shares authorized 6,863,541
            and 6,814,156 shares outstanding, respectively           69             68
   Additional paid-in capital                                    53,512         53,181
   Stock acquired by ESOP                                        (3,238)        (3,664)
   Deferred compensation                                           (204)          (458)
   Accumulated other comprehensive income,
      net of tax of $(22) and $565, respectively                     47         (1,096)
   Retained earnings                                             49,287         41,385
                                                            -----------------------------
Total stockholders' equity                                       99,473         89,416


                                                            -----------------------------
Total liabilities and stockholders' equity                  $ 1,072,194      $ 987,994
                                                            =============================


See accompanying notes.

                         First Defiance Financial Corp.

                        Consolidated Statements of Income

                                                                                  Years Ended December 31
                                                                          2000              1999              1998
                                                                   -------------------------------------------------------
                                                                          (In thousands, except per share amounts)
Interest income:
   Loans                                                              $     60,382      $     49,927      $     43,369
   Investment securities                                                     4,441             3,307             5,082
   Other                                                                       362               145               605
                                                                   -------------------------------------------------------
Total interest income                                                       65,185            53,379            49,056

Interest expense:
   Deposits                                                                 25,501            19,889            18,340
   Federal Home Loan Bank advances and other                                13,297             9,872             4,171
   Warehouse and term notes payable                                          4,704             1,821             4,435
                                                                   -------------------------------------------------------
Total interest expense                                                      43,502            31,582            26,946
                                                                   -------------------------------------------------------
Net interest income                                                         21,683            21,797            22,110

Provision for loan losses                                                    3,147             1,925             7,769
                                                                   -------------------------------------------------------
Net interest income after provision for loan losses                         18,536            19,872            14,341

Non-interest income:
   Mortgage banking income                                                  36,129            28,156            12,071
   Service fees and other charges                                            2,047             1,411             1,314
   Gain on sale of loans                                                     9,546             7,081             3,405
   Gain on sale of mortgage servicing rights                                     -               479                 -
   Federal Home Loan Bank stock dividends                                    1,075               861               334
   Net (loss) gain on sale of available-for-sale securities                    (58)                1                 -
   Trust fees                                                                  238                43                 -
   Other                                                                     4,269             2,762               404
                                                                   -------------------------------------------------------
                                                                            53,246            40,794            17,528
Non-interest expense:
   Compensation and benefits                                                22,685            19,401            10,985
   Occupancy                                                                 4,907             4,128             2,394
   Deposit insurance premiums                                                  120               380               243
   Franchise tax                                                             1,123               983             1,273
   Data processing                                                           1,277             1,239               981
   Mortgage servicing rights amortization                                   14,984            12,711             5,385
   Goodwill and other intangibles amortization                               2,090             2,348             1,068
   Other                                                                     7,719             6,224             4,611
                                                                   -------------------------------------------------------
                                                                            54,905            47,414            26,940
                                                                   -------------------------------------------------------

Income before income taxes                                                  16,877            13,252             4,929
Income taxes                                                                 5,914             4,629             1,818
                                                                   -------------------------------------------------------
Net income                                                            $     10,963      $      8,623      $      3,111
                                                                   =======================================================

Earnings per share:
   Basic                                                              $      1.74       $      1.33       $       .42
                                                                   =======================================================
   Diluted                                                            $      1.71       $      1.29       $       .40
                                                                   =======================================================
Dividends declared per share                                          $       .45       $       .41       $       .37
                                                                   =======================================================


 See accompanying notes.

                         First Defiance Financial Corp.
                 Consolidated Statements of Stockholders' Equity

              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)


                                                                                                               Stock Acquired By
                                                                                                            -----------------------
                                                                            Common Stock      Additional                 Management
                                                                         -----------------     Paid-In                  Recognition
                                                                          Shares    Amount     Capital        ESOP          Plan
                                                                         -----------------------------------------------------------
Balance at January 1, 1998                                                8,528     $  85    $  65,726    $  (4,534)    $  (1,388)
   Comprehensive income:
      Net income
      Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $108

   Total comprehensive income
   ESOP shares released                                                                            331          445
   Amortization of deferred compensation of Management Recognition Plan                             66                        545
   Stock issued in acquisition                                              146         2        2,090
   Shares issued under stock option plan                                     96         1          867
   Acquisition of common stock for treasury                              (1,195)      (12)     (10,399)
   Dividends declared
                                                                         -----------------------------------------------------------
Balance at December 31, 1998                                              7,575        76       58,681       (4,089)         (843)
   Comprehensive income:
      Net income
      Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $648

   Total comprehensive income
   ESOP shares released                                                                            197          425
   Amortization of deferred compensation of Management Recognition Plan                             (4)                       385
   Shares issued under stock option plan                                     55                    417
   Acquisition of common stock for treasury                                (816)       (8)      (6,110)
   Dividends declared
                                                                         -----------------------------------------------------------
Balance at December 31, 1999                                              6,814        68       53,181       (3,664)         (458)
   Comprehensive income:
      Net income
      Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $542

   Total comprehensive income
   ESOP shares released                                                                             71          426
   Amortization of deferred compensation of Management Recognition Plan                            (35)                       254
   Shares issued under stock option plan                                     80         1          469
   Acquisition of common stock for treasury                                 (30)                  (174)
   Dividends declared
                                                                         -----------------------------------------------------------
Balance at December 31, 2000                                              6,864     $  69    $  53,512    $  (3,238)    $    (204)
                                                                         ===========================================================




                                                                           Accumulated
                                                                               Other                           Total
                                                                           Comprehensive      Retained      Stockholders'
                                                                              Income          Earnings         Equity
                                                                        -------------------------------------------------
Balance at January 1, 1998                                                 $     (50)       $  47,045        $ 106,884
   Comprehensive income:
      Net income                                                                                3,111            3,111
      Change in net unrealized gains and losses on available-for-sale
         securities, net of income taxes of $108                                 212                               212
                                                                                                           --------------
   Total comprehensive income                                                                                    3,323
   ESOP shares released                                                                                            776
   Amortization of deferred compensation of Management Recognition Plan                                            611
   Stock issued in acquisition                                                                                   2,092
   Shares issued under stock option plan                                                                           868
   Acquisition of common stock for treasury                                                    (7,662)         (18,073)
   Dividends declared                                                                          (2,771)          (2,771)
                                                                        -------------------------------------------------
Balance at December 31, 1998                                                     162           39,723           93,710
   Comprehensive income:
      Net income                                                                                8,623            8,623
      Change in net unrealized gains and losses on available-for-sale
         securities, net of income taxes of $648                              (1,258)                           (1,258)
                                                                                                           --------------
   Total comprehensive income                                                                                    7,365
   ESOP shares released                                                                                            622
   Amortization of deferred compensation of Management Recognition Plan                                            381
   Shares issued under stock option plan                                                                           417
   Acquisition of common stock for treasury                                                    (4,276)         (10,394)
   Dividends declared                                                                          (2,685)          (2,685)
                                                                        -------------------------------------------------
Balance at December 31, 1999                                                  (1,096)          41,385           89,416
   Comprehensive income:
      Net income                                                                               10,963           10,963
      Change in net unrealized gains and losses on available-for-sale
         securities, net of income taxes of $542                               1,143                             1,143
                                                                                                           --------------
   Total comprehensive income                                                                                   12,106
   ESOP shares released                                                                                            497
   Amortization of deferred compensation of Management Recognition Plan                                            219
   Shares issued under stock option plan                                                                           470
   Acquisition of common stock for treasury                                                      (154)            (328)
   Dividends declared                                                                          (2,907)          (2,907)
                                                                        -------------------------------------------------
Balance at December 31, 2000                                               $      47        $  49,287        $  99,473
                                                                        =================================================

See accompanying notes.

                         First Defiance Financial Corp.

                      Consolidated Statements of Cash Flows

                                                                                          Years Ended December 31
                                                                                2000                1999               1998
                                                                           ------------------------------------------------------
                                                                                               (In thousands)
Operating activities
Net income                                                                      10,963         $     8,623         $     3,111
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
      Provision for loan losses                                                  3,147               1,925               7,769
      Provision for depreciation                                                 1,888               1,745               1,278
      Amortization of deferred compensation expense                                219                 484                 545
      Amortization of mortgage servicing rights                                 14,984              12,711               5,385
      Amortization of goodwill                                                     716                 775                 282
      Release of ESOP shares                                                       497                 622                 776
      (Gain) loss on sale of office properties and equipment                       (60)                 31                  (2)
      Net securities (gains) losses                                                 58                  (1)                 --
      Gain on sale of loans                                                     (9,546)             (7,081)             (3,405)
      Gain on sale of mortgage servicing rights                                     --                (479)                 --
      Net securities amortization                                                   37                 110                  73
      Deferred federal income tax (credit)                                        (163)                 58              (1,785)
      (Increase) decrease in interest receivable and other assets               (5,200)             (4,499)                 29
      Proceeds from sale of loans                                            2,369,720           1,753,467             677,925
      Proceeds from sale of mortgage servicing rights                               --               2,610                  --
      Servicing rights on loans sold with servicing retained                   (52,225)            (35,909)            (12,428)
      Origination of loans held for sale                                    (2,354,866)         (1,895,505)           (623,241)
      Net repurchase of loans held for sale                                    (13,810)             (8,521)             (3,143)
      (Decrease) increase in accrued interest and other liabilities               (450)              3,465              (1,823)
                                                                             -------------------------------------------------
Net cash (used in) provided by operating activities                            (34,091)           (165,369)             51,346

Investing activities
Proceeds from sale of trading securities                                        29,568                  --                  --
Proceeds from maturities of available-for-sale securities                        7,071              20,039              56,155
Proceeds from sale of available-for-sale securities                              2,317               2,001                  --
Purchases of available-for-sale securities                                      (6,996)            (30,395)            (20,967)
Proceeds from maturities of held-to-maturity securities                          2,169               3,594               7,354
Proceeds from sale of real estate and other assets held for sale                 3,325               3,079               1,805
Proceeds from sale of office properties and equipment
   and investment properties                                                       485                 416                  19
Purchase of mortgage servicing rights                                               --                  --              (3,417)
Acquisition of The Leader Mortgage Co., net of cash received                        --                  --             (30,142)
Acquisition of The Insurance Center of Defiance,
   net of cash received                                                             --              (1,918)                (45)
Adjustment of acquisition of First Insurance & Investments                          --                (274)                 --
Acquisition of Moreland Greens                                                      --                 217                  --
Purchases of Federal Home Loan Bank stock                                       (1,070)             (3,355)             (7,062)
Purchases of premises and equipment                                             (3,205)             (4,417)             (2,595)
Net increase in mortgage and other loans                                       (66,304)            (12,668)            (53,171)
                                                                             -------------------------------------------------
Net cash used in investing activities                                          (32,640)            (23,681)            (52,066)

                         First Defiance Financial Corp.

                                                                                 Years Ended December 31
                                                                       2000                1999               1998
                                                                   ------------------------------------------------------
                                                                                     (In thousands)
Financing activities
Net increase in deposits and advance payments by
   borrowers for taxes and insurance                                      49,370              53,198            115,329
Proceeds from short-term line of credit                                   12,000                   -                  -
Net increase in Federal Home Loan Bank short-term advances                83,500               8,355              2,510
Proceeds from Federal Home Loan Bank long-term advances                        -             105,000             95,000
Repayment of Federal Home Loan Bank long-term advances                  (125,652)            (16,087)            (1,033)
Repayment of long term notes                                                (314)                (60)           (54,101)
Increase (decrease) in mortgage warehouse loans                           55,235              47,043           (125,490)
Purchase of common stock for treasury                                       (328)            (10,394)           (18,073)
Cash dividends paid                                                       (2,832)             (2,692)            (2,781)
Proceeds from exercise of stock options                                      470                 417                868
                                                                   ------------------------------------------------------
Net cash provided by financing activities                                 71,449             184,780             12,229
                                                                   ------------------------------------------------------

Increase (decrease) in cash and cash equivalents                           4,718              (4,270)            11,509
Cash and cash equivalents at beginning of period                          16,236              20,506              8,997
                                                                   ------------------------------------------------------
Cash and cash equivalents at end of period                         $      20,954       $      16,236      $      20,506
                                                                   ======================================================

Supplemental cash flow information:
   Interest paid                                                   $      43,790       $      30,482      $      28,041
                                                                   ======================================================
   Income taxes paid                                               $       6,400       $       5,325      $       2,567
                                                                   ======================================================
   Transfers from loans to real estate, mobile homes
      and other assets held for sale                               $         607       $       2,533      $       2,109
                                                                   ======================================================

Noncash operating activities:
   Change in deferred taxes on net unrealized gains or
      losses on available-for-sale securities                      $        (542)      $         648      $        (108)
                                                                   ======================================================

Noncash investing activities:
   Change in net unrealized gain (loss) on available-for-sale
      securities                                                   $       1,685       $      (1,906)     $         320
                                                                   ======================================================

   Securitization of loans held for sale                           $           -       $      29,805      $           -
                                                                   ======================================================

   Acquisition of The Insurance Center of Defiance for stock       $           -       $           -      $       2,092
                                                                   ======================================================

Noncash financing activities:
   Cash dividends declared but not paid                            $         778       $         703      $         710
                                                                   ======================================================


See accompanying notes.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


1.       Basis of Presentation

First Defiance Financial Corp. ("First Defiance") is a holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest, Defiance, Ohio ("First Federal") and First Insurance & Investments ("First Insurance") and First Federal's wholly owned subsidiary, The Leader Mortgage Company ("The Leader"). All significant intercompany transactions and balances are eliminated in consolidation.

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

The Leader is a mortgage banking company that specializes in servicing mortgage loans under first-time home-buyer programs sponsored by various state, county and municipal governmental entities. The Leader's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized through Government National Mortgage Association ("GNMA") or Fannie Mae. The Leader generally retains the servicing on these loans.

First Insurance & Investments is an insurance agency that does business in the Defiance, Ohio area offering property and casualty, group health, and life insurance and investment and annuity products.

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

                         First Defiance Financial Corp.

2.       Statement of Accounting Policies (continued)

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock. Basic earnings per share excludes any dilutive effects of options and unvested stock grants.

Cash and Cash Equivalents

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank ("FHLB"). Cash and amounts due from depository institutions includes required balances at the FHLB and Federal Reserve of approximately $364,000 and $100,000, respectively, at December 31, 2000.

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

                         First Defiance Financial Corp.

2.       Statement of Accounting Policies (continued)

Currently, First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities are disclosed in Note 4 and include REMIC and CMO investments. Such investments are not classified as high risk at December 31, 2000 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

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

                         First Defiance Financial Corp.

2.       Statement of Accounting Policies (continued)

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

There is no unallocated component of the allowance for loan loss.

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

Fair values for individual strata are based on the present value of estimated future cash flows using a discount rate (10.5%) commensurate with the risks involved. Estimates of fair value include assumptions about prepayment (145%
PSA), default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

                         First Defiance Financial Corp.

2.       Statement of Accounting Policies (continued)

Real Estate and Other Assets Held for Sale

Assets held for sale are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value at time of foreclosure or in-substance foreclosure. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

         Buildings and improvements                         20 to 50 years
         Furniture, fixtures and equipment                  5 to 15 years

Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by Statement of Financial Account Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of this statement establish when an impairment loss should be recognized and how it should be measured.

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

An effective tax rate of 35% is used to determine after-tax components of other comprehensive income included in the statements of stockholders' equity.

                         First Defiance Financial Corp.

2.       Statement of Accounting Policies (continued)

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

Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. The Statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The Statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are to be recognized in earnings as they occur.

                         First Defiance Financial Corp.

2.       Statement of Accounting Policies (continued)

On January 1, 2001, First Defiance adopted the Statement. After-tax adjustments associated with establishing the fair values of derivative instruments on the balance sheet reduced net income by approximately $11,000. The transition amounts were determined based on the interpretive guidance issued by the Financial Accounting Standards Board to date. The FASB continues to issue interpretive guidance which could require changes in First Defiance's application of the Statement and adjustments to the transition amount.

3.       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  2000           1999          1998
                                                           --------------------------------------------
                                                             (In thousands, except per share amounts)
         Numerator for basic and diluted earnings
            per share-net income                            $   10,963         $  8,623      $   3,111
                                                           ============================================

         Denominator:
          Denominator for basic earnings per
               share-weighted-average shares                     6,318            6,502          7,491
         Effect of dilutive securities:
            Employee stock options                                  39              113            223
            Unvested Management Recognition
               Plan stock                                           66               85             97
                                                           --------------------------------------------
            Dilutive potential common shares                       105              198            320
                                                           --------------------------------------------
         Denominator for diluted earnings per
            share-adjusted weighted-average shares               6,423            6,700          7,811
                                                           ============================================

         Basic earnings per share                           $     1.74          $  1.33          $ .42
                                                           ============================================

         Diluted earnings per share                         $     1.71          $  1.29          $ .40
                                                           ============================================

                         First Defiance Financial Corp.

4.       Investment Securities

The  following  is  a  summary  of   available-for-sale   and   held-to-maturity
securities:

                                                                                           December 31, 2000
                                                                      ---------------------------------------------------------
                                                                                         Gross         Gross
                                                                         Amortized     Unrealized    Unrealized        Fair
         Available-for-Sale Securities                                     Cost          Gains        Losses           Value
                                                                      ---------------------------------------------------------
                                                                                             (In thousands)
         U.S. Treasury securities and obligations
            of U.S. Government corporations and agencies
                                                                       $   17,672      $   263       $      1       $   17,934
         Corporate bonds                                                   11,797           97             10           11,884
         Adjustable rate mortgage-backed security mutual funds
                                                                            6,606           --            238            6,368
         Adjustable rate mortgage-backed securities                         2,200            5             --            2,205
         REMICs                                                             1,519           16             --            1,535
         Collateralized mortgage obligations                                4,948           12             25            4,935
         Trust preferred stock                                              2,000           --            135            1,865
         Equity securities                                                    343           89             --              432
         Obligations of state and political subdivisions                    6,066           37             85            6,018
                                                                      ---------------------------------------------------------
         Totals                                                        $   53,151      $   519       $    494       $   53,176
                                                                      =========================================================

         Held-to-Maturity Securities

         FHLMC certificates                                            $    2,670      $    27       $     18       $   2,679
         FNMA certificates                                                  3,009           19             77           2,951
         GNMA certificates                                                  1,249           18              3           1,264
         Obligations of states and political subdivisions                     769          107              -             876
                                                                      ---------------------------------------------------------
         Totals                                                        $    7,697      $   171       $     98       $   7,770
                                                                      =========================================================

                         First Defiance Financial Corp.

4.       Investment Securities (continued)

                                                                                      December 31, 1999
                                                                 ---------------------------------------------------------
                                                                                    Gross          Gross
                                                                  Amortized       Unrealized     Unrealized       Fair
         Available-for-Sale Securities                               Cost           Gains          Losses         Value
                                                                 ---------------------------------------------------------
                                                                                        (In thousands)
         U.S. Treasury securities and obligations
            of U.S. Government corporations and agencies         $   16,778       $    -         $     404         $ 4
         Corporate bonds                                             14,865            -               119           6
         Adjustable rate mortgage-backed security mutual funds        8,981            -               319           2
         REMICs                                                       1,807            -                22           5
         Collateralized mortgage obligations                          5,185           12                94           3
         Trust preferred stock                                        2,000            -               408           2
         Equity securities                                              343            -                42           1
         Obligations of state and political subdivisions              5,646            -               263           3
                                                                 ---------------------------------------------------------
         Totals                                                  $   55,605       $   12         $   1,671         $ 6
                                                                 =========================================================

         Held-to-Maturity Securities

         FHLMC certificates                                      $    3,416       $   35         $        8        $ 3
         FNMA certificates                                            4,075           26                114          7
         GNMA certificates                                            1,506           28                  3          1
         Obligations of states and political subdivisions               898           94                  -          2
                                                                 ---------------------------------------------------------
         Totals                                                  $    9,895       $  183         $      125        $ 3
                                                                 =========================================================

The amortized cost and fair value of securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                       First Defiance Financial Corp.

4.       Investment Securities (continued)


                                                Available-for-Sale            Held-to-Maturity
                                           ----------------------------   --------------------------
                                           Amortized                      Amortized
                                             Cost          Fair Value        Cost         Fair Value
                                           ----------------------------   --------------------------
                                                                (In thousands)

Due in one year or less                    $ 2,500          $ 2,501       $   160          $   164
Due after one year through
   five years                               31,759           32,132           699              738
Due after five years through
   ten years                                 6,518            6,455           395              463
Due after ten years                          5,425            5,288         6,443            6,405
                                           -------------------------------------------------------
                                            46,202           46,376         7,697            7,770

Adjustable rate mortgage-
   backed security mutual
   funds
                                             6,606            6,368            --               --
Equity securities                              343              432            --               --
                                           -------------------------------------------------------
Totals                                     $53,151          $53,176       $ 7,697          $ 7,770
                                           =======================================================


5.       Loan Commitments and Delinquencies

Loan commitments are made to accommodate the financial needs of First Defiance's customers. The associated credit risk is essentially the same as that involved in extending loans to customers and is subject to First Defiance's normal credit policies. Collateral such as mortgages on property and equipment, receivables and inventory is obtained based on management's credit assessment of the customer. At December 31, 2000, First Defiance's outstanding commitments to fund long-term mortgage loans amounted to approximately $3.5 million comprised of approximately 97% fixed rate and 3% adjustable rate loans with rates ranging from 6.75% to 9.50%. First Defiance's commitment to sell long-term mortgage loans amounted to $190.1 million as of December 31, 2000. First Defiance's maximum exposure to credit loss for loan commitments (unfunded loans, unused lines of credit and letters of credit) was $84.2 million at December 31, 2000.

                     First Defiance Financial Corp.

5.       Loan Commitments and Delinquencies (continued)

Unpaid balances of mortgage and installment loans with contractual payments delinquent 90 days or more totaled $9.5 million at December 31, 2000 and $13.8 million at December 31, 1999. First Federal does not anticipate any significant losses in the collection of these delinquent loans in excess of the allowance for loan losses.

Impaired loans having recorded investments of $95,000 at December 31, 2000 and $570,000 at December 31, 1999 have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 2000 and 1999 was $135,000 and $570,000, respectively. The total allowance for loan losses related to these loans was $95,000 and $402,000 at December 31, 2000 and 1999. There was no interest received and recorded in income during 2000 on impaired loans including interest received and recorded in income prior to such impaired loan designation. The amounts recorded in 1999 and 1998 were $36,000 and $155,000, respectively.

Loans having carrying values of $600,000 and $2.5 million were transferred to real estate and other assets held for sale in 2000 and 1999, respectively.

First Defiance is not committed to lend additional funds to debtors whose loans have been modified.

                     First Defiance Financial Corp.

6.       Loans Receivable

                                                                                     December 31
                                                                                2000            1999
                                                                             ---------------------------
                                                                                   (In thousands)
         Loans  receivable  consist of the following at December 31:
            Real estate loans:
               Secured by single family residences                            $209,645          $220,390
               Secured by multi-family residences                               44,700            21,502
               Secured by non-residential real estate                          125,479             2,156
               Construction                                                      9,627             7,808
                                                                              --------------------------
                                                                               389,451           251,856
            Other loans:
               Automobile                                                       43,610            55,673
               Mobile home                                                          29                46
               Commercial                                                       81,138           138,125
               Home equity and improvement                                      31,836            22,781
               Other                                                             8,504             8,653
                                                                              --------------------------
                                                                               165,117           225,278
                                                                              --------------------------
         Total loans                                                           554,568           477,134

         Deduct:
            Undisbursed loan funds                                               3,415             3,291
            Net deferred loan origination fees and costs                         1,041               764
            Allowance for loan losses                                            8,904             7,758
                                                                              --------------------------
         Totals                                                               $541,208          $465,321
                                                                              ==========================


Prior to December 31, 2000, certain loans secured by commercial real estate were reported with commercial loans rather than with non-residential real estate loans.

                         First Defiance Financial Corp.

6.       Loans Receivable (continued)

Changes in the allowance for mortgage and other loan losses were as follows:

                                                               Year Ended December 31
                                                      2000              1999             1998
                                                   --------------------------------------------
                                                                    (In thousands)
         Balance at beginning of year              $ 7,758           $ 9,789           $ 2,686
         Charge-offs                                (2,581)           (4,235)           (2,080)
         Recoveries                                    580               279               220
                                                  --------------------------------------------
         Net charge-offs                            (2,001)           (3,956)           (1,860)
         Acquired allowance of The Leader               --                --             1,194
         Provision charged to income                 3,147             1,925             7,769
                                                  --------------------------------------------
         Balance at end of year                    $ 8,904           $ 7,758           $ 9,789
                                                  ============================================


Interest income on mortgage and other loans is as follows:

                                           Year Ended December 31
                                 2000               1999             1998
                              -----------------------------------------------
                                              (In thousands)

         Mortgage loans       $   35,731       $   32,453         $   28,695
         Other loans              24,651           17,474             14,674
                              -----------------------------------------------
         Totals               $   60,382       $   49,927         $   43,369
                              ===============================================

                         First Defiance Financial Corp.

7.       Mortgage Banking

The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows:

                                                    Year Ended December 31
                                               2000         1999        1998
                                            ------------------------------------
                                                       (In thousands)

         Balance at beginning of period     $  97,519    $  76,452    $     188
         Acquired in purchase of The Leader        --           --       65,804
         Loans sold, servicing retained        52,225       35,909       12,428
         Purchased MSRs                            --           --        3,417
         Proceeds from sale of MSRs                --       (2,610)          --
         Gain on sale of MSRs                      --          479           --
         Amortization of MSRs                 (14,984)     (12,711)      (5,385)
                                            -----------------------------------
         Balance at end of period           $ 134,760    $  97,519    $  76,452
                                            ===================================

Accumulated amortization of MSRs aggregated approximately $32.4 million, $17.5 million, and $5.4 million at December 31, 2000, 1999 and 1998, respectively.

At December 31, 2000, the estimated fair value of the MSRs was $184.9 million, as determined using a mortgage servicing rights valuation model.

The Company's servicing portfolio (excluding subserviced loans) is comprised of the following:

                                                                           December 31
                                                             2000                              1999
                                                ----------------------------------  -------------------------------
                                                  Number of        Principal         Number of         Principal
                                                    Loans         Outstanding         Loans           Outstanding
                                                -------------------------------------------------------------------
                                                                     (Dollars in thousands)
         GNMA                                        85,379      $   5,885,531         66,587       $    4,292,854
         FNMA                                        13,463            874,399         11,572              725,372
         FHLMC                                        2,504            115,296          2,463              103,618
         Other VA, FHA, and conventional loans       22,762          1,115,594         16,069              917,219
                                                -------------------------------------------------------------------
         Totals                                     124,108      $   7,990,820         96,691       $    6,039,063
                                                ===================================================================

                         First Defiance Financial Corp.

7.       Mortgage Banking (continued)

The components of mortgage banking income, net of amortization are as follows:

                                                  Year Ended December 31
                                            2000          1999           1998
                                        ---------------------------------------
                                                     (In thousands)

         Loan servicing fee income      $   31,869     $  25,040     $  10,697
         Late charges                        4,260         3,116         1,374
                                        ---------------------------------------
         Total mortgage banking income      36,129        28,156        12,071
         Gain on sale of loans               9,546         7,081         3,405
         Gain on sale of MSRs                    -           479             -
         Amortization of MSRs              (14,984)      (12,711)       (5,385)
                                        ---------------------------------------
         Totals                         $   30,691     $  23,005     $  10,091
                                        =======================================

8.       Premises and Equipment

Premises and equipment are summarized as follows:

                                                            December 31
                                                       2000             1999
                                                    --------------------------
                                                            (In thousands)
         Cost:
            Land                                    $   2,771       $    2,570
            Buildings                                  15,602           14,774
            Leasehold improvements                        851              466
            Furniture, fixtures and equipment          10,945            9,309
            Construction in process                        82              331
                                                    --------------------------
                                                       30,251           27,450
            Less allowances for depreciation and
               amortization                             8,048            6,139
                                                    --------------------------
                                                    $  22,203       $   21,311
                                                    ==========================

                         First Defiance Financial Corp.

8.       Premises and Equipment (continued)

There was no interest capitalized on construction projects during 2000. Approximately $22,300 was capitalized during 1999.

The Leader leases office space from a partnership whose controlling partners include officers of The Leader. The five-year lease agreement provides for annual base rents of $436,000 plus additional rents based on increases in operating expenses and taxes. There were no outstanding amounts payable under the lease agreement as of December 31, 2000.

9.       Deposits

The following schedule sets forth interest expense by type of savings deposit:

                                                     Years Ended December 31
                                                 2000         1999         1998
                                               ---------------------------------
                                                              (In thousands)

         Checking and money market accounts    $  3,361     $  2,180    $  1,770
         Savings accounts                           740          879       1,096
         Certificates                            21,400       16,852      15,486
                                               ---------------------------------
                                                 25,501       19,911      18,352

         Less interest capitalized                   --           22          12
                                               ---------------------------------
         Totals                                $ 25,501     $ 19,889    $ 18,340
                                               =================================

At December 31, 2000, accrued interest payable amounted to $980,000 which was comprised of $889,000, $88,000 and $3,000 for certificates, checking and money market accounts, and savings accounts, respectively.

                         First Defiance Financial Corp.

9.       Deposits (continued)

A summary of deposit balances is as follows:

                                                    December 31
                                                2000          1999
                                             ------------------------
                                                  (In thousands)

         Savings accounts                    $  37,551      $  49,217
         Checking accounts                      65,901         51,969
         Money market demand accounts           78,961         46,692
         Certificates of deposit               363,486        355,091
                                            -------------------------
                                             $ 545,899      $ 502,969
                                            =========================

Scheduled maturities of certificates of deposit are as follows:

                                                                December 31,
                                                                    2000
                                                              ---------------
                                                               (In thousands)

         2001                                                 $     319,301
         2002                                                        36,250
         2003                                                         4,736
         2004                                                         1,531
         2005                                                         1,165
         2006 and thereafter                                            503
                                                              ---------------
         Total                                                $     363,486
                                                              ===============

At December 31, 2000 and 1999, deposits of $98.9 million and $125.0 million, respectively, were in excess of the $100,000 Federal Deposit Insurance Corporation limit. At December 31, 2000 and 1999, $20.2 million and $20.9 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000.

                         First Defiance Financial Corp.

10.  Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio and certain securities in its investment portfolio as security for these advances. At December 31, 2000, the total available for collateral amounted to approximately $315.9 million. Advances secured by mortgages must have collateral to exceed borrowings by 135%. Advances secured by investment securities must have 100% collateral. The total level of borrowing is also limited to 50% of total assets. First Federal has a maximum potential to acquire advances of approximately $234.1 million from the FHLB.

The FHLB has made a series of advances totaling $65.0 million to First Defiance that have a fixed maturity dates but are callable at the option of the FHLB on a specified date and quarterly thereafter. The terms of these advances are as follows (in thousands):

       Balance       Interest Rate      Call Date          Maturity Date
     -------------------------------------------------------------------

     $   10,000          4.70%           12/18/03            12/18/08
         15,000          5.64%           03/18/01            10/26/09
         10,000          5.84%           03/01/01            09/01/10
         20,000          5.83%           04/20/01            10/20/05
         10,000          5.95%           05/07/01            11/07/05


When called, First Defiance has the option of paying off these advances, or converting them to variable rate advances priced at the three month LIBOR rate.

First Defiance has an additional $50.0, million of advances which have been called by the FHLB and which have been converted to three month LIBOR advances. First Defiance can prepay these advances on the quarterly repricing dates.

First Defiance has an additional $1.8 million outstanding on a series of fixed-rate long-term advances taken out during 1992 and a long-term fixed rate advance under the FHLB Affordable Housing Program in 1995. The total FHLB long-term advances bear a weighted average interest rate of 6.06% at December 31, 2000.

                         First Defiance Financial Corp.

10.  Advances from Federal Home Loan Bank (continued)

Future minimum payments by fiscal year are as follows:

                                                        (In thousands)
                                                        --------------

         2001                                              $    7,520
         2002                                                   7,192
         2003                                                   7,082
         2004                                                  36,952
         2005                                                  34,762
         Thereafter                                            69,892
                                                        --------------
         Total minimum payments                               163,400
         Less amounts representing interest                    46,642
                                                        --------------
         Totals                                            $  116,758
                                                        ==============

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $106.5 million in short-term advances outstanding at December 31, 2000 ($78.0 million at December 31, 1999). First Defiance borrows short-term advances under a variety of programs. At December 31, 2000, $106.5 million was outstanding under First Defiance's REPO Advance line of credit. The total available under the REPO line is $175.0 million. Amounts are generally borrowed under the REPO line on an overnight basis. Other advances may be borrowed under the FHLB's short-term fixed rate or LIBOR based programs, however there were no outstanding balances at December 31, 2000. Information concerning short-term advances is summarized as follows:

                                                        Year Ended December 31
                                                        2000              1999
                                                      --------------------------
                                                        (Dollars in thousands)

         Average balance during the year              $  72,384       $  88,247
         Maximum month-end balance during the year      140,250         136,250
         Average interest rate during the year             6.53%           5.29%

                         First Defiance Financial Corp.

11.  Notes Payable

Total mortgage warehouse, revolving and term debt is summarized as follows:

                                                                                                      December 31
                                                                                                 2000            1999
                                                                                              ----------------------------
                                                                                                    (In thousands)
         Mortgage warehouse and revolving loans:
            $150,000 uncommitted repurchase line of credit
               with a bank, secured by mortgage loans held for sale,
               interest at federal funds rate plus 0.40% (6.93% at
               December 31, 2000); $119,384 available at December 31, 2000                    $ 30,616          $     --
            $75,000 committed revolving warehouse loan agreement
               with a bank ($160,000 with  several  banks in 1999)  secured by mortgage  loans  held for sale,  interest  at lower of LIBOR plus
               1.00% or federal  funds rate plus 1.25%  (7.563% at December
               2000); $3,338 available at December 31, 2000                                     71,662            47,043
            $5,000 revolving line of credit facility, secured by investment securities, interest at 10 day LIBOR plus 1.30%; (7.875%
               at December 31, 2000) $3,000  available at December 31, 2000                      2,000                --
            $10,000 revolving line of credit facility, unsecured, interest at 90 day
               LIBOR plus 1.30% (7.995% at December 31, 2000), $0 available at
               December 31, 2000                                                                10,000                --
                                                                                               -------------------------
         Total mortgage warehouse and revolving loans                                          114,278            47,043
         Term notes payable:
            Industrial  Development  Revenue Bonds  payable to Cuyahoga  County, secured  by real  estate  and a letter  of  credit,  interest  is calculated  using a tax exempt rate applicable for the prescribed adjustment  period,  currently  weekly.  During 2000 the interest
               rate ranged from 2.90% to 5.25%. The issue matures March 1, 2019                  4,890             5,025
            Notes payable to the City of Cleveland, recorded at discounted value, secured by real estate with interest at 0% per annum
               Balance due at maturity on March 1, 2009 is $928,450                                569               569
            Note payable to City of Cleveland Housing Trust Fund, secured
               by real estate, interest at 2% per annum, maturing March 1, 2009                    392               498
            Note payable to bank, secured by real estate, interest at 7% per
               annum, maturing March 1, 2019                                                        71                82
            Note payable to related party, unsecured with interest at 5%
               per annum, maturing October 1, 2004                                                 139               169
            Note payable to bank, secured by business assets, interest at
                7.5% per annum, maturing March 1, 2003                                              86               118
                                                                                               -------------------------
         Total term notes payable                                                                6,147             6,461
                                                                                               -------------------------
         Total borrowed money                                                                 $120,425          $ 53,504
                                                                                              ==========================

                         First Defiance Financial Corp.

11.  Notes Payable (continued)

As of December 31, 2000 the maturities of term notes payable during the next five years and thereafter are as follows (in thousands):

         2001                                                 $         224
         2002                                                           239
         2003                                                           230
         2004                                                           253
         2005                                                           233
         Thereafter                                                   4,968
                                                             --------------
                                                              $       6,147
                                                             ==============

12.  Postretirement Benefits

First Federal sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum years of service requirements. Persons who retired prior to April 1, 1997 who completed 20 years of service after age 40 receive full medical coverage at no cost. Such coverage continues for surviving spouses of those participants for one year, after which coverage may be continued provided the spouse pays 50% of the average cost. Persons retiring after April 1, 1997 are provided medical benefits at a cost based on their combined age and years of service at retirement. Surviving spouses are also eligible for continued coverage after the retiree is deceased at a subsidy level that is 10% less than what the retiree is eligible for. Persons who retired before July 1, 1997 receive dental and vision care in addition to medical coverage. Persons who retire after July 1, 1997 are not eligible for dental or vision care, but those retirees and their spouses each receive up to $200 annually in a medical spending account. Funds in that account may be used for payment of uninsured medical expenses.

                         First Defiance Financial Corp.

12.  Postretirement Benefits (continued)

The plan is not currently funded. The following table summarizes benefit obligation and asset activity for the plan:

                                                                              December 31
                                                                          2000          1999
                                                                       -----------------------
                                                                            (In thousands)
         Change in fair value of plan assets:
            Balance at beginning of measurement period                 $  --           $  --
            Employer contribution                                         67              55
            Participant contribution                                       4               4
            Benefits paid                                                (71)            (59)
                                                                       ---------------------
            Balance at end of measurement period                          --              --
         Change in benefit obligation:
            Balance at beginning of measurement period                   752             852
            Service cost                                                  34              34
            Interest costs                                                47              45
            Participant contribution                                       4               4
            Actuarial losses (gains)                                      23            (125)
            Benefits paid                                                (71)            (58)
                                                                       ---------------------
            Balance at end of measurement period                         789             752
                                                                       ---------------------
         Funded status                                                   789             752

         Unrecognized prior service cost                                 (47)            (51)
         Unrecognized net gain                                           111             137
                                                                       ---------------------
         Accrued postretirement benefit obligation
             included in accrued interest and other expenses
             in consolidated statement of financial condition          $ 853           $ 838
                                                                       =====================

                         First Defiance Financial Corp.

12.  Postretirement Benefits (continued)

Net periodic postretirement benefit cost includes the following components:

                                                                      Year Ended December 31
                                                                  2000         1999         1998
                                                                ---------------------------------
                                                                         (In thousands)
         Service cost-benefits attributable to service
           during the period                                    $ 34          $ 34          $ 40
         Interest cost on accumulated postretirement
           benefit obligation                                     47            45            55
         Net amortization and deferral                             1            --            11
                                                               ---------------------------------
         Net periodic postretirement benefit cost               $ 82          $ 79          $106
                                                               =================================


For measurement purposes, 4.25% annual rates of increase in the per capita cost of covered health care benefits were assumed for 2000, 1999 and 1998. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point for each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by $156,000 and the aggregate of the service and interest cost for the year then ended by $20,000.

The  weighted   average  discount  rate  used  in  determining  the  accumulated postretirement benefit obligation was 6.5% for 2000, 1999 and 1998.

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

                        First Defiance Financial Corp.

13.  Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios of Tier I and total capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2000 and 1999, First Federal meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision categorized First Federal as well capitalized under the regulatory framework.

The following schedule presents First Federal's regulatory capital ratios:

                                                     Regulatory Capital Standards
                                    ----------------------------------------------------------
                                              Actual                         Required
                                    ------------------------          ------------------------
                                       Amount         Ratio             Amount         Ratio
                                    ----------------------------------------------------------
                                                       (Dollars in thousands)
         As of December 31, 2000:
            Tangible Capital        $  62,569         6.10%            $ 15,381         1.5%
            Core Capital               62,569         6.10%              41,016         4.0%
            Risk-Based Capital         71,210        10.28%              55,410         8.0%

         As of December 31, 1999:
            Tangible Capital        $  51,641         5.41%            $ 14,312         1.5%
            Core Capital               51,641         5.41%              38,165         4.0%
            Risk-Based Capital         57,594        10.09%              45,668         8.0%

                         First Defiance Financial Corp.

14.  Income Taxes

The components of income tax expense are as follows:

                                              Years Ended December 31
                                          2000           1999         1998
                                       --------------------------------------
                                                    (In thousands)
         Current:
            Federal                    $ 6,077         $ 4,571        $ 3,584
            State                           --              --             19
            Deferred (credit)             (163)             58         (1,785)
                                       --------------------------------------
                                       $ 5,914         $ 4,629        $ 1,818
                                       ======================================

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

                                                                            Years Ended December 31
                                                                    2000             1999             1998
                                                                 -------------------------------------------
                                                                                (In thousands)

         Tax expense at statutory rate                           $ 5,906           $ 4,507           $ 1,676
         Increases (decreases) in taxes from:
            Goodwill amortization                                    256               249                96
            State income tax,net of federal tax benefit               --                --                13
            Tax exempt interest income                              (119)             (103)              (84)
            Other                                                   (129)              (24)              117
                                                                 -------------------------------------------
         Totals                                                  $ 5,914           $ 4,629           $ 1,818
                                                                 ===========================================

                         First Defiance Financial Corp.

14.  Income Taxes (continued)

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of First Defiance's deferred federal income tax assets and liabilities are as follows:

                                                                            December 31
                                                                         2000         1999
                                                                      ------------------------
                                                                           (In thousands)
         Deferred federal income tax assets:
            Net unrealized losses on available-for-sale securities    $     22       $    565
            Allowance for loan losses                                    3,227          2,518
            Postretirement benefit costs                                   299            285
            Deferred compensation and management recognition plans         723            757
            State income tax                                                22             23
            Other                                                          167            224
                                                                      ------------------------
         Total deferred federal income tax assets                        4,460          4,372

         Deferred federal income tax liabilities:
            Mortgage servicing rights                                    5,081          5,114
            FHLB stock dividends                                         1,423          1,019
            Deferred loan origination fees and costs (net)                 116            134
            Fixed assets                                                   358            243
            Other                                                           93             94
                                                                      ------------------------
         Total deferred federal income tax liabilities                   7,071          6,604
                                                                      ------------------------
         Net deferred federal income tax liability                    $ (2,611)      $ (2,232)
                                                                      ========================


No valuation allowance was required at December 31, 2000 or 1999.

                         First Defiance Financial Corp.

14.  Income Taxes (continued)

Retained earnings at December 31, 2000 include financial statement tax bad debt reserves of $10.14 million. The Small Business Job Protection Act of 1996 passed on August 20, 1996 eliminated the special bad debt deduction previously granted solely to thrifts. This results in the recapture of past taxes for permanent deductions arising from the "applicable excess reserve," which is the total amount of First Federal's reserve over its base year reserve as of December 31, 1987. The recapture tax is due in six equal annual installments beginning after December 31, 1996. However, deferral of those payments was permitted for up to two years, contingent upon satisfying a specified mortgage origination test for 1997 and 1998 (which was met). At December 31, 2000, First Federal had $623,000 in excess of the base year reserves. Deferred taxes have been provided related to this item. No provision is required to be made for the $9.52 million of base year reserves.

15.  Employee Benefit Plans

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan ("First Defiance 401(k)") if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 50% of the participants' contributions, to a maximum of 3% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. For the year ended December 31, 2000, First Defiance's matching contribution was $274,000 and the discretionary company contribution was $709,000. For the year ended December 31, 1999, First Defiance's matching contribution was $171,000 and the discretionary company contribution was $419,000. For the year ended December 31, 1998, First Defiance's matching contribution was $92,400 and there was no discretionary company contribution.

                         First Defiance Financial Corp.

15.  Employee Benefit Plans (continued)

The Leader sponsored The Leader Mortgage Company Savings and Investment Plan and Trust ("The Leader 401(k)"). All employees of The Leader who met certain age and eligibility requirements were eligible to participate. The Leader matched employee contributions to The Leader 401(k) 100% up to federally prescribed limits. Matching contributions to The Leader 401(k) from January 1, 1999 to March 31, 1999 amounted to $70,000. Effective April 1, 1999, The Leader 401(k) was merged into the First Defiance 401(k), with all assets and liabilities of The Leader 401(k) becoming assets and liabilities of the First Defiance 401(k).

First Insurance and Investments sponsored the Stauffer-Mendenhall Agency Employees Retirement Savings Plan. ("First Insurance 401(k)"). All employees who met certain age and eligibility requirements were eligible to participate. First Insurance matched employee contributions to the First Insurance 401(k) 10% up to federally prescribed limits. Matching contributions to the First Insurance 401(k) from January 1, 1999 to September 30, 1999 amounted to $3,000. Effective October 1, 1999, the First Insurance 401(k) was merged into the First Defiance 401(k), with all assets and liabilities of the First Insurance 401(k) becoming assets and liabilities of the First Defiance 401(k).

First Defiance also has established an Employee Stock Ownership Plan ("ESOP") covering all employees of First Defiance age 21 or older who have at least one year of credited service. Contributions to the ESOP are made by First Defiance and are determined by First Defiance's Board of Directors at their discretion. The contributions may be made in the form of cash or First Defiance common stock. The annual contributions may not be greater than the amount deductible for federal income tax purposes and cannot cause First Federal to violate regulatory capital requirements.

To fund the plan, the ESOP borrowed funds from First Defiance for the purpose of purchasing shares of First Defiance common stock. The ESOP acquired a total of 863,596 shares in 1993 and 1995. The loan outstanding at December 31, 2000 was $4,008,000. Principal and interest payments on the loan are due in equal quarterly installments through June of 2008. The loan is collateralized by the shares of First Defiance's common stock and is repaid by the ESOP with funds from the Company's contributions to the ESOP, dividends on unallocated shares and earnings on ESOP assets.

                         First Defiance Financial Corp.

15.  Employee Benefit Plans (continued)

As principal and interest payments on the loan are paid, shares are released from collateral and committed for allocation to active employees, based on the proportion of debt service paid in the year. Shares held by the ESOP which have not been released for allocation are reported as stock acquired by the ESOP in the statement of financial condition. As shares are released, First Defiance records compensation expense equal to the average fair value of the shares over the period in which the shares were earned. Also, the shares released for allocation are included in the average shares outstanding for earnings per share computations. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as additional ESOP expense. ESOP compensation expense was $328,000, $470,000 and $579,000 for 2000, 1999 and 1998, respectively. As of December 31, 2000, 499,433 ESOP shares have been released for allocation of which 487,235 were allocated to participants. The 364,163 unreleased shares have a fair value of $4.0 million at December 31, 2000.

The Shareholders of First Defiance approved and established Management Recognition Plans ("MRP") in 1993 and 1996 to provide directors, officers and employees with a proprietary interest in First Defiance as incentive to contribute to its success. Cash was contributed to the MRP in the form of deferred compensation amounting to $800,000 in 1993 and $2,817,452 in 1996. The $800,000 contributed in 1993 was used to purchase 172,722 shares of First Defiance common stock. All shares acquired in 1993 were granted on July 19, 1993. A total of 255,876 of the shares acquired in 1996 have been granted as of December 31, 2000, not including 46,877 shares forfeited by participants who terminated before their shares vested. The shares vest at a rate of 20% per year over five years. First Defiance is amortizing the deferred compensation and recording additions to stockholder's equity as the shares vest. Compensation expense attributable to the MRP amounted to $255,000, $385,000 and $545,000 in 2000, 1999 and 1998 respectively.

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

                         First Defiance Financial Corp.

16.  Stock Option Plans

First Defiance has established incentive stock option plans for its directors and its employees and has reserved 1,033,485 shares of common stock for issuance under the plans. A total of 773,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of December 31, 2000, 787,888 options (595,217 for employees and 192,671 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. There are 196,703 options granted under the 1993 plan that are currently exercisable while there are 591,185 options granted under the 1996 plan that vest at 20% per year beginning in 1997. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or five years after the retirement date for the 1993 plan and on the earlier of the scheduled expiration date or twelve months after the retirement date for the 1996 plan.

FASB Statement No. 123, Accounting for Stock-Based Compensation, defines a fair value-based method of accounting for stock-based employee compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. While the standard encourages entities to adopt this method of accounting for employee stock compensation plans, it also allows an entity to continue to measure compensation costs for its plans as prescribed in APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. First Defiance has elected to continue to apply APB 25.

The following pro forma information regarding net income and earnings per share assumes the adoption of Statement No. 123 for stock options. The estimated fair value of the option is amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                         December 31
                                                           2000             1999             1998
                                                       ---------------------------------------------
         Risk free interest rate                          6.00%            5.56%            5.92%
         Dividend yield                                   4.80%            2.49%            2.70%
         Volatility factors of expected market
            price of stock                                0.281%           0.267%           0.282%
         Weighted average expected life                 7.48 years       7.49 years       8.15 years
         Weighted average grant date fair value
            of options granted                          $    3.47        $    3.48        $    3.38

                         First Defiance Financial Corp.

16.  Stock Option Plans (continued)

Based upon the above assumptions, pro forma net income and earnings per share are as follows:

                                                Years Ended December 31
                                            2000         1999            1998
                                       ----------------------------------------
         Pro forma net income          $   10,616      $  8,310         $ 2,815
                                       ========================================

         Pro forma earnings per share:
            Basic                      $    1.68       $  1.28          $  .38
                                       ========================================
            Diluted                    $    1.65       $  1.25          $  .36
                                       ========================================

The pro forma effects for 2000, 1999, and 1998 are not likely to be representative of the pro forma effects for future years.

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

                         First Defiance Financial Corp.

16.  Stock Option Plans (continued)

The following table summarizes stock option activity for 2000 and 1999:

                                                            2000                                     1999
                                            ----------------------------------------  -------------------------------------
                                                                  Range of                                    Range of
                                              Option               Option                  Option              Option
                                              Shares               Prices                  Shares              Prices
                                            -------------------------------------------------------------------------------

         Outstanding at January 1            871,426          $4.63 to $15.50             929,247          $4.63 to $15.50
         Granted                               2,543          $8.25to $10.516              49,386         $11.25 to $11.75
         Exercised                           (80,081)             $ 4.63                  (55,219)         $4.63 to $10.50
         Expired or canceled                  (6,000)        $10.50 to $15.50             (51,988)        $10.50 to $15.50
                                            -------------------------------------------------------------------------------

         Outstanding at December 31          787,888          $4.63 to $15.50             871,426          $4.63 to $15.50
                                            ===============================================================================

         Exercisable to:
            2001                                 500              $11.75                   26,209         $4.63 to $10.6575
            2002                              26,000              $ 4.63                   26,000               $4.63
            2003                              53,697              $ 4.63                  110,569               $4.63
            2004                              21,590              $ 6.95                   21,590               $6.95
            2006                             430,504        $10.375 to $10.6875           430,504        $10.375 to $10.687
            2007                              68,966         $12.625 to $13.00             68,966         $12.625 to $13.00
            2008                             137,202         $12.25 to $15.50             138,202         $12.25 to $15.50
            2009                              46,886         $11.25 to $11.75              49,386         $11.25 to $11.75
            2010                               2,543         $8.25 to $10.516
                                            -------------------------------------------------------------------------------
                                             787,888          $4.63 to $15.50             871,426          $4.63 to $15.50
                                            ===============================================================================
         Available for future grant
            at December 3l                    14,364                                       10,907
                                            ===============================================================================


17.  Parent Company and Regulatory Restrictions

Dividends paid by First Federal to First Defiance are subject to various legal and regulatory restrictions. First Federal can initiate dividend payments in 2000, without prior regulatory approval, of $8.5 million, plus an additional amount equal to its net profits for 2000, as defined by statute, up to the date of any such dividend declaration. Dividends of $750,000 were declared in 2000.

                         First Defiance Financial Corp.

17.  Parent Company and Regulatory Restrictions (continued)

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

                                                             December 31
         Statements of Financial Condition               2000           1999
                                                      ------------------------
                                                            (In thousands)
         Assets
         Cash and cash equivalents                    $   1,056       $    137
         Investment securities, available for sale,
            carried at fair value                           106             67
         Premises and equipment                              --            552
         Investment in subsidiaries                     110,237         85,684
         Loan receivable from ESOP                        4,008          4,357
         Other assets                                       102            111
                                                      -------------------------
         Total assets                                 $ 115,509       $ 90,908
                                                      =========================


         Liabilities and stockholders' equity
         Notes payable                                $  15,000       $     --
         Accrued liabilities                              1,036          1,492
         Stockholders' equity                            99,473         89,416
                                                      -------------------------
         Total liabilities and stockholders' equity   $ 115,509       $ 90,908
                                                      =========================

                         First Defiance Financial Corp.

17.  Parent Company and Regulatory Restrictions (continued)

                                                    Year Ended December 31
                                                2000         1999         1998
                                            ------------------------------------
                                                         (In thousands)
         Statements of income
         Interest on subordinated debt      $     --      $   895       $ 1,063
         Interest on loan to ESOP                362          392           419
         Interest expense on notes payable      (624)          (5)           --
         Other income                             20           25            --
         Noninterest expense                    (629)        (758)         (350)
                                            ------------------------------------
         Income (loss) before income
            taxes and equity in earnings        (871)         549         1,132
            of subsidiaries
         Income tax expense (credit)            (316)         343           399
                                            ------------------------------------
         Income (loss) before equity in
            earnings of subsidiaries            (555)         206           733

         Equity in earnings of subsidiaries   11,518        8,417         2,378
                                            ------------------------------------
         Net income                         $ 10,963      $ 8,623       $ 3,111
                                            ====================================

                         First Defiance Financial Corp.

17.  Parent Company and Regulatory Restrictions (continued)

                                                                                               Year Ended December 31
                                                                                    2000               1999               1998
                                                                                   -------------------------------------------------
                                                                                                  (In thousands)
         Statements of cash flows Operating activities:
            Net income                                                             $ 10,963           $  8,623           $  3,111
            Adjustments to reconcile net income to net cash (used in)
               provided by operating activities:
                  Provision for depreciation                                              6                  7                 --
                  (Gain) loss on sale of office properties and equipment                 (6)                29                 --
                  Deferred federal income taxes (credit)                                 28                (19)               (86)
                  Equity in earnings of subsidiaries                                (11,518)            (8,417)            (2,378)
                  Dividends received from subsidiary                                    750                 --             20,000
                  Change in other assets and liabilities                               (563)               825             (8,401)
                                                                                   ----------------------------------------------
         Net cash (used in) provided by operating activities                           (340)             1,048             12,246

         Investing activities:
            Loan to subsidiary                                                           --                 --            (20,000)
            Proceeds from sale of office properties and equipment                       569                416                 --
            Principal payments received for subordinated debt                            --             22,400             27,600
            Purchase of Insurance Center of Defiance                                     --                 --                (50)
            Principal payments received on ESOP loan                                    349                321                294
            Purchase of available-for-sale securities                                    --                (70)                --
            Purchase of premises and equipment                                          (17)            (1,004)                --
                                                                                   ----------------------------------------------
         Net cash provided by investing activities                                      901             22,063              7,844

         Financing activities:
            Proceeds from short term notes payable                                   15,000                 --                 --
            Stock options exercised                                                     470                417                868
            Purchase of common stock for treasury                                      (328)           (10,394)           (18,073)
            Capital contribution to subsidiaries                                    (11,952)           (11,080)                --
            Cash dividends paid                                                      (2,832)            (2,692)            (2,781)
                                                                                   ----------------------------------------------
         Net cash provided by (used in) financing activities                            358            (23,749)           (19,986)
                                                                                   ----------------------------------------------

         Net increase (decrease) in cash and cash equivalents                           919               (638)               104
         Cash and cash equivalents at beginning of year                                 137                775                671
                                                                                   ----------------------------------------------
         Cash and cash equivalents at end of year                                  $  1,056           $    137           $    775
                                                                                   ==============================================
         Non cash operating activities--change in deferred taxes
            on net unrealized gains (losses) on available-for-sale securities      $    (13)          $      1           $     --
                                                                                   ==============================================
         Non cash investing activities--change in
            net unrealized gain (loss) on available-for-sale securities            $     39           $     (3)          $     --
                                                                                   ==============================================
         Non cash financing activities--cash
            dividends declared but not paid                                        $    778           $    703           $    710
                                                                                   ==============================================

                         First Defiance Financial Corp.

18.  Fair Value Statement of Consolidated Financial Condition

The following is a comparative condensed consolidated statement of financial condition based on carrying and estimated fair values of financial instruments as of December 31, 2000 and 1999. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

                                                              December 31, 2000                    December 31, 1999
                                                     -------------------------------------  ------------------------------
                                                        Carrying           Estimated           Carrying        Estimated
                                                          Value           Fair Values            Value         Fair Values
                                                     ---------------------------------------------------------------------
                                                                                   (In thousands)
         Assets:
             Cash and cash equivalents                $     20,954      $     20,954         $   16,236      $      16,236
             Investment securities                          61,107            61,180             93,646             93,704
             Loans, net                                    773,522           766,476            702,943            699,987
                                                     ---------------------------------------------------------------------
                                                           855,583      $    848,610            812,825      $     809,927
                                                                        ============                         =============
         Other assets                                      216,611                              175,169
                                                     ----------------                        ----------
         Total assets                                 $  1,072,194                           $  987,994
                                                     ================                        ==========
         Liabilities and stockholders'
            equity:
               Deposits                               $    545,899      $    545,607         $  502,969      $     502,800
              Advances from FHLB                           223,258           221,976            265,410            265,169
              Warehouse and term notes payable             120,425           120,425             53,504             53,504
              Advance payments by
                borrowers for taxes and
                insurance                                   67,982            67,982             61,542             61,542
                                                     ---------------------------------------------------------------------
                                                           957,564      $    955,990            883,425      $     883,015
                                                                        ============                         =============
         Other liabilities                                  15,157                               15,153
                                                     -------------                           ----------
                                                           972,721                              898,578
         Stockholders' equity                               99,473                               89,416
                                                     -------------                           ----------
         Total liabilities and
             stockholders' equity                    $   1,072,194                          $   987,994
                                                     =============                          ===========

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

Unaudited pro forma revenues, net income, basic and diluted earnings per share for the year ended December 31, 1998 had the purchase business combinations been completed on January 1, 1998 were as follows (In thousands, except per share amounts):


         Revenues                                            $    85,386
         Net income                                          $     3,449
         Basic net income per share                          $       .46
         Diluted net income per share                        $       .44


On a pro forma basis, the First Insurance, Insurance and Risk Management, and The Cleveland partnership transactions were not considered to have a material impact and were therefore excluded from this disclosure.

                         First Defiance Financial Corp.

19.  Acquisitions (continued)

Net assets acquired in the acquisitions are as follows:

                                                1999                1998
                                            -------------------------------

         Assets:
            Loans held for sale             $       --         $    116,672
            Mortgage servicing rights               --               65,804
            Loans receivable                        --               14,800
            Goodwill                             1,867               13,615
            Cash                                   217                4,431
            Property                                29                   --
            Other assets                         6,274               12,037


         Liabilities assumed:
            Warehouse and term notes             6,153              179,958
            Other                                  316               10,691
                                            -------------------------------
                                            $    1,918         $     36,710
                                            ===============================


20.  Line of Business Reporting

First Defiance operates two major lines of business. Retail banking, which consists of the operations of First Federal, includes direct and indirect lending, deposit gathering, small business services, commercial lending and consumer finance. Mortgage banking, which consists of the operations of The Leader, includes buying and selling mortgages to the secondary market and the subsequent servicing of these sold loans. The business units are identified by the channels through which the product or service is delivered. The accounting policies of the individual business units are the same as those of First
Defiance as described in Note 2. The retail-banking unit funds the mortgage-banking unit and an investment/funding unit within the retail-banking unit centrally manages interest rate risk. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

                         First Defiance Financial Corp.

20.  Line of Business Reporting (continued)

The parent unit is comprised of the operations of First Insurance and inter-segment income eliminations and unallocated expenses.


                                                                                 2000
                                                ----------------------------------------------------------------------
                                                                                           Retail           Mortgage
                                                  Consolidated         Parent              Banking           Banking
                                                ----------------------------------------------------------------------
                                                                            (In thousands)
         Total interest income                  $    65,185         $   (19,566)        $    66,022       $    18,729
         Total interest expense                      43,502             (19,292)             45,110            17,684
                                                ---------------------------------------------------------------------
         Net interest income                         21,683                (274)             20,912             1,045
         Provision for loan losses                    3,147                  --                 635             2,512
                                                ---------------------------------------------------------------------
         Net interest income after provision         18,536                (274)             20,277            (1,467)
         Non-interest income                         53,246               2,300               4,252            46,694
         Non-interest expense                        54,905               2,840              17,226            34,839
                                                ---------------------------------------------------------------------
         Income before income taxes                  16,877                (814)              7,303            10,388
         Income taxes                                 5,914                (241)              2,285             3,870
                                                ---------------------------------------------------------------------
         Net income                             $    10,963         $      (573)        $     5,018       $     6,518
                                                =====================================================================
         Total assets                           $ 1,072,194         $  (310,186)        $   958,607       $   423,773
                                                =====================================================================

                         First Defiance Financial Corp.

20. Line of Business Reporting (continued)

                                                                                 1999
                                                ----------------------------------------------------------------------
                                                                                         Retail              Mortgage
                                                 Consolidated          Parent            Banking              Banking
                                                ----------------------------------------------------------------------
                                                                              (In thousands)
         Total interest income                    $  53,379          $ (13,960)          $  54,388          $  12,951
         Total interest expense                      31,582            (15,231)             35,657             11,156
                                                ----------------------------------------------------------------------
         Net interest income                         21,797              1,271              18,731              1,795
         Provision for loan losses                    1,925                  6                 149              1,770
                                                ----------------------------------------------------------------------
         Net interest income after provision         19,872              1,265              18,582                 25
         Non-interest income                         40,794              1,039               3,747             36,008
         Non-interest expense                        47,414              1,824              16,023             29,567
                                                ----------------------------------------------------------------------
         Income before income taxes                  13,252                480               6,306              6,466
         Income taxes                                 4,629                374               1,850              2,405
                                                ----------------------------------------------------------------------
         Net income                               $   8,623          $     106           $   4,456          $   4,061
                                                ======================================================================
         Total assets                             $ 987,994          $(362,172)          $ 926,139          $ 424,027
                                                ======================================================================

                                                                                  1998
                                                 ---------------------------------------------------------------------
                                                                                           Retail           Mortgage
                                                  Consolidated          Parent             Banking           Banking
                                                 ---------------------------------------------------------------------
                                                                             (In thousands)
         Total interest income                    $  49,056          $    (510)          $  44,688          $   4,878
         Total interest expense                      26,946             (1,992)             24,685              4,253
                                                 ---------------------------------------------------------------------
         Net interest income                         22,110              1,482              20,003                625
         Provision for loan losses                    7,769                 --               7,418                351
                                                 ---------------------------------------------------------------------
         Net interest income after provision         14,341              1,482              12,585                274
         Non-interest income                         17,528               (144)              3,410             14,262
         Non-interest expense                        26,940                206              14,536             12,198
                                                 ---------------------------------------------------------------------
         Income before income taxes                   4,929              1,132               1,459              2,338
         Income taxes                                 1,818                399                 513                906
                                                 ---------------------------------------------------------------------
         Net income                               $   3,111          $     733           $     946          $   1,432
                                                 =====================================================================
         Total assets                             $ 785,399          $(231,950)          $ 785,282          $ 232,067
                                                 =====================================================================

                         First Defiance Financial Corp.

20. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

                                                                                       Three Months Ended
                                                           -------------------------------------------------------------------
         2000                                                  March 31           June 30        September 30     December 31
                                                           -------------------------------------------------------------------
                                                                          (In thousands, except per share amounts)
         Interest income                                       $ 15,830          $ 15,359          $ 16,911         $ 17,085
         Interest expense                                         9,642            10,225            11,687           11,948
                                                           -------------------------------------------------------------------
         Net interest income                                      6,188             5,134             5,224            5,137

         Provision for loan losses                                1,408               581               539              619
                                                           -------------------------------------------------------------------
         Net interest income after provision for loan
            losses                                                4,780             4,553             4,685            4,518

         Loss on sale of securities                                  --                --               (29)             (29)
         Non-interest income                                     11,843            13,118            14,060           14,283
         Non-interest expense                                    13,249            13,814            13,944           13,898
                                                           -------------------------------------------------------------------
         Income before income taxes                               3,374             3,857             4,772            4,874
         Income taxes                                             1,173             1,399             1,604            1,738
                                                           -------------------------------------------------------------------
         Net income                                            $  2,201          $  2,458          $  3,168         $  3,136
                                                           ===================================================================

         Earnings per share:
            Basic                                              $   0.35          $   0.39          $   0.50         $   0.49
                                                           ==================================================================
            Diluted                                            $   0.35          $   0.38          $   0.49         $   0.49
                                                           ==================================================================

         Average shares outstanding:
            Basic                                                 6,232             6,305             6,367            6,373
                                                           ==================================================================
            Diluted                                               6,376             6,407             6,451            6,465
                                                           ==================================================================

                         First Defiance Financial Corp.

21. Quarterly Consolidated Results of Operations (Unaudited) (continued)

                                                                 Three Months Ended
                                            -------------------------------------------------------------
         1999                                 March 31       June 30         September 30     December 31
                                            -------------------------------------------------------------
                                                       (In thousands, except per share amounts)

         Interest income                      $12,481        $12,678          $13,732          $14,488
         Interest expense                       6,757          7,122            8,270            9,433
                                            -------------------------------------------------------------
         Net interest income                    5,724          5,556            5,462            5,055

         Provision for loan losses                512            202              429              782
                                            -------------------------------------------------------------
         Net interest income after
             provision for loan
             losses                             5,212          5,354            5,033            4,273

         Gain on sale of securities                --             --                1               --
         Non-interest income                    8,993          9,814           10,231           11,755
         Non-interest expense                  11,115         11,556           12,034           12,709
                                            -------------------------------------------------------------
         Income before income taxes             3,090          3,612            3,231            3,319
         Income taxes                           1,132          1,241            1,139            1,117
                                            -------------------------------------------------------------
         Net income                           $ 1,958        $ 2,371          $ 2,092          $ 2,202
                                            =============================================================

         Earnings per share:
            Basic                             $  0.29        $  0.37          $  0.32          $  0.35
                                            =============================================================
            Diluted                           $  0.28        $  0.36          $  0.32          $  0.34
                                            =============================================================

         Average shares outstanding:
            Basic                               6,705          6,489            6,447            6,324
                                            =============================================================
            Diluted                             6,925          6,670            6,627            6,497
                                            =============================================================

                         Report of Independent Auditors


To the Stockholders and the Board of Directors
First Defiance Financial Corp.


We have audited the consolidated statements of financial condition of First Defiance Financial Corp. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Defiance Financial Corp. at December 31, 2000 and 1999, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ Ernst & Young LLP
                                                          ---------------------
                                                          ERNST & YOUNG LLP

Cleveland, Ohio
January 18, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

            The information required herein is incorporated by reference from pages 6 through 12 of the definitive proxy statement dated March 21, 2001.

Item 11. Executive Compensation

            The information required herein is incorporated by reference from the Executive Compensation section beginning on page 18, the Stock Options section on page 20, the Directors' Compensation section on page 23, and the Employment Agreements section on pages 23 and 24 of the definitive proxy statement dated March 21, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            The information required herein is incorporated by reference from the Beneficial Ownership section beginning on page 3 of the definitive proxy statement dated March 21, 2001.

Item 13. Certain Relationships and Related Transactions

            The information required herein is incorporated by reference from the Indebtedness of Management section on page 25 of the definitive proxy statement dated March 21, 2001.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)   Financial Statements

             The following consolidated financial statements are filed as a part of this document under "Item 8. Financial Statements and Supplementary Data."

             Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

             Consolidated Statements of Income for the years Ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Stockholders' Equity for the years Ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Cash Flows for the years Ended December 31, 2000, 1999 and 1998

             Notes to Consolidated Financial Statements

             Independent Auditor's Report

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

      (3)      Exhibits

      The  following  exhibits  are either filed as a part of this report or are
      incorporated  herein  by  reference  to  documents   previously  filed  as
      indicated below:

        Exhibit
         Number                 Description
--------------------------------------------------------------------------------

            3.1     Articles of Incorporation                              *
            3.2     Code of Regulations                                    *
            3.2     Bylaws                                                 *
           10.1     1996 Stock Option Plan                                 **
           10.2     1996 Management Recognition Plan and Trust             ***
           10.4     1993 Stock Incentive Plan                              *
           10.5     1993 Directors' Stock Option Plan                      *
           10.6     Employment Agreement with William J. Small             ****
           21.1     List of Subsidiaries of the Company                    ****
           23.1     Consent of Independent Auditors                        ****

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

                                              FIRST DEFIANCE FINANCIAL CORP.

March 21, 2001                                By:      /s/ William J. Small
                                                       -------------------------
                                                       William J. Small
                                                       Chairman, President, CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2001.

          Signature                                    Title
--------------------------------       -------------------------------------

/s/ William J. Small                   Chairman of the Board, President and
--------------------------------
William J. Small                       CEO

/s/ John C. Wahl                       Executive Vice President and CFO
--------------------------------
John C. Wahl

/s/ Don C. Van Brackel                 Director, Vice Chairman
--------------------------------
Don C. Van Brackel

/s/ Stephen L. Boomer                  Director
--------------------------------
Stephen L. Boomer

/s/ Dr. Douglas A. Burgei              Director
--------------------------------
Dr. Douglas A. Burgei

/s/ Peter A. Diehl                     Director
--------------------------------
Peter A. Diehl

/s/ Dr. John U. Fauster, III           Director
--------------------------------
Dr. John U. Fauster, III

/s/ Dr. Marvin J. Ludwig               Director
--------------------------------
Dr. Marvin J. Ludwig

/s/ Gerald W. Monnin                   Director
--------------------------------
Gerald W. Monnin

/s/ Thomas A. Voigt                    Director
--------------------------------
Thomas A. Voigt