Form 10-Q
period 2001-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2001-05-14
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2001


                                       OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________


                         Commission file number 0-26850
                                                -------

                         First Defiance Financial Corp.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                               34-1803915
-------------------------------                        ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification) Number)


                    601 Clinton Street, Defiance, Ohio         43512
         ------------------------------------------------   ------------
               (Address or principal executive office)       (Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes [   ]    No [   ]

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,839,795 shares outstanding at May 11, 2001.

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.-FINANCIAL INFORMATION

 Item 1.    Consolidated Condensed Financial Statements (Unaudited):

            Consolidated Condensed Statements of Financial
            Condition - March 31, 2001 and December 31, 2000              1

            Consolidated Condensed Statements of Income -
            Three months ended March 31, 2001 and 2000                    3

            Consolidated Condensed Statement of Changes in
            Stockholders' Equity - Three months ended
            March 31, 2001                                                4

            Consolidated Condensed Statements of Cash Flows
            - Three months ended March 31, 2001 and 2000                  6


            Notes to Consolidated Condensed Financial Statements          8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                  25

PART II.    OTHER INFORMATION:

 Item 1.    Legal Proceedings                                            26

 Item 2.    Changes in Securities                                        26

 Item 3.    Defaults upon Senior Securities                              26

 Item 4.    Submission of Matters to a Vote of Security Holders          26

 Item 5.    Other Information                                            26

 Item 6.    Exhibits and Reports on Form 8-K                             26

            Signatures                                                   27

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements


                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                  (Amounts in Thousands, except for share data)


--------------------------------------------------------------------------------

                                                              March 31, 2001         December 31, 2000
                                                              --------------         -----------------
ASSETS

Cash and cash equivalents:
        Cash and amounts due from
               depository institutions                            $   10,217                $   7,320
        Interest-bearing deposits                                     24,128                   13,634
                                                                 ------------             -----------
                                                                      34,345                   20,954
Securities:
        Available-for-sale, carried at fair value                     52,735                   53,176
        Trading, carried at fair value                                    --                      234
        Held-to-maturity, carried at amortized cost
               (approximate fair value $7,475 and $7,770
               at March 31, 2001 and December 31,
               2000, respectively)                                     7,349                    7,697
                                                                ------------             ------------
                                                                      60,084                   61,107
Loans held for sale (cost equals fair value)                         172,427                  232,314
Loans receivable, net                                                545,508                  541,208
Mortgage servicing rights                                            142,833                  134,760
Accrued interest receivable                                            5,790                    5,976
Federal Home Loan Bank stock                                          15,524                   15,251
Office properties and equipment                                       21,980                   22,203
Real estate and other assets held for sale                               227                      312
Goodwill, net                                                         13,785                   13,983
Other assets                                                          23,774                   24,126
                                                                ------------             ------------

Total assets                                                      $1,036,277               $1,072,194
                                                                  ==========               ==========


See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                  (Amounts in Thousands, except for share data)


--------------------------------------------------------------------------------

                                                            March 31, 2001    December 31, 2000
                                                            --------------    -----------------
LIABILITIES AND
        STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                 $    28,110       $    33,256
Interest-bearing deposits                                        554,415           512,643
                                                             -----------       -----------
        Total deposits                                           582,525           545,899

Advances from Federal Home Loan Bank                             206,599           223,258
Warehouse and term notes payable                                  22,997           120,425
Escrow funds and advance payments by borrowers                   105,489            67,982
Deferred taxes                                                     2,906             2,611
Other liabilities                                                 13,328            12,546
                                                             -----------       -----------
Total liabilities                                                933,844           972,721

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
        5,000,000 shares authorized; no shares
        issued -                                                      --
Common stock, $.01 par value per share:
        20,000,000 shares authorized; 6,863,177
         and 6,863,541 shares outstanding, respectively               69                69
Additional paid-in capital                                        53,511            53,512
Stock acquired by ESOP                                            (3,026)           (3,238)
Deferred compensation                                               (176)             (204)
Accumulated other comprehensive income,
        net of income taxes of $318
        and $(22), respectively                                      592                47
Retained earnings                                                 51,463            49,287
                                                             -----------       -----------
Total stockholders' equity                                       102,433            99,473
                                                             -----------       -----------

Total liabilities and stockholders' equity                   $ 1,036,277       $ 1,072,194
                                                             ===========       ===========



See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

--------------------------------------------------------------------------------

                                                        For the Three Months Ended
                                                                March 31,
                                                           2001           2000
                                                           ----           ----
Interest Income
Interest on Loans                                        $ 15,424       $ 14,309
Investment securities                                         946          1,470
Interest-bearing deposits                                      61             51
                                                         --------       --------
Total interest income                                      16,431         15,830
Interest Expense
Deposits                                                    7,081          5,623
FHLB advances and other                                     3,239          2,887
Notes payable and warehouse loans                             818          1,132
                                                         --------       --------
Total interest expense                                     11,138          9,642
                                                         --------       --------
Net interest income                                         5,293          6,188
Provision for loan losses                                     773          1,408
                                                         --------       --------
Net interest income after provision for loan losses         4,520          4,780
Noninterest Income
Mortgage banking income                                    11,095          8,104
Loan service fees and other charges                           584            428
Dividends on stock                                            273            247
Gain on sale of loans                                       2,164          1,945
Loss on sale of securities                                    (45)            --
Trust income                                                   29             17
Other noninterest income                                    1,166          1,102
                                                         --------       --------
Total noninterest income                                   15,266         11,843
Noninterest Expense
Compensation and benefits                                   5,889          5,515
Occupancy                                                   1,358          1,208
SAIF deposit insurance premiums                                30             29
State franchise tax                                           364            295
Data processing                                               342            333
Amortization of mortgage servicing rights                   4,455          3,539
Amortization of goodwill and other intangibles                435            609
Other noninterest expense                                   2,234          1,721
                                                         --------       --------
Total noninterest expense                                  15,107         13,249
                                                         --------       --------
Income before income taxes                                  4,679          3,374
Federal income taxes                                        1,624          1,173
                                                         --------       --------
Net income                                               $  3,055       $  2,201
                                                         ========       ========

      Earnings per share (Note 4)
Basic                                                    $   0.48       $   0.35
                                                         ========       ========
Diluted                                                  $   0.47       $   0.35
                                                         ========       ========
  Dividends declared per share (Note 3)                  $   0.12       $   0.11
                                                         ========       ========
Average shares outstanding (Note 4)
Basic                                                       6,366          6,232
                                                         ========       ========
Diluted                                                     6,536          6,376
                                                         ========       ========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)


--------------------------------------------------------------------------------

                                                                2001
                                                   ----------------------------------------
                                                                                            Stock Acquired By
                                                                                            -----------------
                                                              Additional                      Management
                                                   Common      Paid-in                        Recognition
                                                    Stock      Capital          ESOP             Plan
                                                    -----      -------          ----             ----
Balance at December 31, 2000                          $69      $53,512        $(3,238)          $  (204)

Comprehensive income:
        Net income
        Change in unrealized gains (losses)
               net of income taxes of $340
Total comprehensive income

ESOP shares released                                                36            212

Amortization of deferred compensation
      of Management Recognition Plan                                                                 28

Shares issued under stock option plan                               71

Purchase of common stock for
      treasury                                                    (108)

Dividends declared (Note 3)


Balance at March 31, 2001                            $ 69      $53,511        $(3,026)            $(176)
                                              =============================================================


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)


--------------------------------------------------------------------------------

                                                                    2001                            2000
                                             ------------------------------------------------  --------------

                                               Net Unrealized
                                              gains (losses) on                      Total           Total
                                               available-for-      Retained      Stockholders'   Stockholder's
                                               sale securities     Earnings         Equity          Equity
                                               ---------------     --------         ------          ------

Balance at December 31, 2000                      $      47       $  49,287       $  99,473       $  89,416

Comprehensive income:
        Net income                                                    3,055           3,055           2,201
        Change in unrealized gains (losses)
                 net of income taxes of $340            545                             545             (41)
                                                                                  ---------       ---------
Total comprehensive income                                                            3,600           2,160

ESOP shares released                                                                    248             273

Amortization of deferred compensation
      of Management Recognition Plan                                                     28              68

Shares issued under stock option plan                                                    71             107

Purchase of common stock for
      treasury                                                          (99)           (207)             (9)

Dividends declared (Note 3)                                            (780)           (780)           (705)
                                                  -----------------------------------------       ---------

Balance at March 31, 2001                         $     592       $  51,463       $ 102,433       $  91,310
                                                                                  =========       =========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                     Three Months
                                                                     Ended March 31,
                                                                  2001           2000
                                                               ---------       ---------
Operating Activities
Net income                                                     $   3,055       $   2,201
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                    773           1,408
        Provision for depreciation                                   545             488
        Net securities amortization                                    4              16
        Amortization of mortgage servicing rights                  4,455           3,539
        Amortization of goodwill                                     198             184
        Gain on sale of loans                                     (2,164)         (1,945)
        Amortization of Management Recognition Plan
               deferred compensation                                  28              68
        Release of ESOP Shares                                       248             274
        Net securities losses                                         45              --
        Deferred federal income tax credit                           (45)            (96)
        Proceeds from sale of loans                              620,618         569,752
        Origination of mortgage servicing rights, net            (12,528)        (10,704)
        Origination of loans held for sale                      (558,567)       (519,547)
        Increase in interest receivable and other assets             538          (3,555)
        Net repurchase of loans held for sale                     (9,245)         (4,738)
        Increase in other liabilities                                782             593
                                                               ---------       ---------
Net cash provided by operating activities                         48,740          37,938

Investing Activities
Proceeds from maturities of held-to-maturity securities              340             458
Proceeds from maturities of available-for-sale securities          1,210           2,691
Proceeds from sale of available-for-sale securities                1,512              --
Proceeds from sale of trading securities                             233          25,874
Proceeds from sales of real estate, mobile homes, and
    other assets held for sale                                       287             544
Proceeds from sales of office properties and equipment                27              --
Purchases of available-for-sale securities                        (1,436)         (2,079)
Purchases of Federal Home Loan Bank stock                           (273)           (247)
Purchases of office properties and equipment                        (349)           (426)
Net increase in loans receivable                                   3,970          (9,577)
                                                               ---------       ---------
Net cash provided by investing activities                          5,521          17,238

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)


--------------------------------------------------------------------------------


                                                                    Three Months Ended
                                                                          March 31,
                                                                   2001            2000
                                                                   ----            ----
Financing Activities
Net increase in deposits and advance payments by borrowers
        for taxes and insurance                                    74,133          15,538
Repayment of Federal Home Loan Bank long-term advances               (159)        (10,340)
Repayment of term notes payable                                      (150)           (290)
Net decrease in Federal Home Loan Bank
        short-term advances                                       (76,500)        (71,500)
Proceeds from short-term line of credit                             5,000           6,800
Proceeds from Federal Home Loan Bank long term notes               60,000              --
(Decrease) increase in mortgage warehouse loans                  (102,278)            216
Purchase of common stock for treasury                                (207)             (9)
Cash dividends paid                                                  (780)           (703)
Proceeds from exercise of stock options                                71             107
                                                                ---------       ---------
Net cash used in financing activities                             (40,870)        (60,181)
                                                                ---------       ---------
Increase (decrease) in cash and cash equivalents                   13,391          (5,005)
Cash and cash equivalents at beginning of period                   20,954          16,236
                                                                ---------       ---------

Cash and cash equivalents at end of period                      $  34,345       $  11,231
                                                                =========       =========

Supplemental cash flow information:
Interest paid                                                   $  10,884       $   9,550
                                                                =========       =========
Income taxes paid                                               $      --       $      --
                                                                =========       =========
Transfers from loans to real estate
        and other assets held for sale                          $     116       $     113
                                                                =========       =========
Noncash operating activities:
Change in deferred tax established on net unrealized
        gain or loss on available-for-sale securities           $    (340)      $      22
                                                                =========       =========
Noncash investing activities:
Increase (decrease) in net unrealized gain or loss on
        available-for-sale securities                           $     885       $     (63)
                                                                =========       =========
Noncash financing activities:
Cash dividends declared but not paid                            $     778       $     705
                                                                =========       =========


See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2001 and 2000)

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

2.   Basis of Presentation

        The consolidated condensed statement of financial condition at December 31, 2000 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

        The accompanying consolidated condensed financial statements as of March 31, 2001 and for the three-month periods ending March 31, 2001 and 2000 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's 2000 annual report on Form 10-K for the year ended December 31, 2000. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

3.      Dividends on Common Stock

        As of March 31, 2001, First Defiance had declared a quarterly cash dividend of $.12 per share for the first quarter of 2001, payable April 27, 2001.

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2001 and 2000)

--------------------------------------------------------------------------------

4.      Earnings Per Share

        Basic earnings per share as disclosed under Statement of Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three-month periods ended March 31, 2001 and 2000. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three-months ended March 31, 2001 and 2000, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

        The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                           Three Months Ended
                                                                March 31,
                                                              ------------
                                                            2001         2000
                                                            ----         ----
        Numerator for basic and diluted
           earnings per share - net income                 $3,055       $2,201
                                                           ======       ======
        Denominator:
           Denominator for basic earnings per
               share - weighted average shares              6,366        6,232
           Effect of dilutive securities:
               Employee stock options                         111           56
               Unvested Management Recognition
                    Plan stock                                 59           88
                                                           ------       ------
           Dilutive potential common shares                   170          144
                                                           ------       ------
           Denominator for diluted earnings
               per share - adjusted weighted average
               shares and assumed conversions               6,536        6,376
                                                           ======       ======
        Basic earnings per share                           $  .48       $  .35
                                                           ======       ======
        Diluted earnings per share                         $  .47       $  .35
                                                           ======       ======

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2001 and 2000)

--------------------------------------------------------------------------------

5.      Loans

        Loans receivable and held for sale consist of the following:

                                                                         March 31,     December 31,
                                                                           2001           2000
                                                                           ----           ----
                                                                             (in thousands)
               Real Estate:
                      One-to-four family residential real estate         $413,050       $478,221
                      Construction loans                                    7,507          9,628
                      Commercial real estate                              149,268        132,204
                                                                         --------       --------
                                                                          569,825        620,053
               Other Loans:
                      Commercial                                           81,501         82,851
                      Consumer finance                                     47,566         52,142
                      Home equity and improvement                          31,928         31,836
                                                                         --------       --------
                                                                          160,995        166,829
                                                                         --------       --------
               Total mortgage and other loans                             730,820        786,882
               Deduct:
                      Loans in process                                      2,502          3,415
                      Net deferred loan origination fees and costs          1,087          1,041
                      Allowance for loan loss                               9,296          8,904
                                                                         --------       --------
                      Totals                                             $717,935       $773,522
                                                                         ========       ========



6.      Mortgage Servicing Rights

        The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows (in thousands):


                                                     Three Months
                                                        Ended       Year Ended
                                                       March 31,    December 31,
                                                         2001          2000
                                                       --------      --------

                  Balance at beginning of period       $134,760       $97,519

                  Loans sold, servicing retained         12,528        52,225
                  Amortization                           (4,455)      (14,984)
                                                       --------      --------
                  Balance at end of period             $142,833      $134,760
                                                       ========      ========

                         FIRST DEFIANCE FINANCIAL CORP.

        Notes to Consolidated Condensed Financial Statements (continued)
                     (Unaudited at March 31, 2001 and 2000)

--------------------------------------------------------------------------------

6.      Mortgage Servicing Rights - Continued


        Accumulated   amortization  of  mortgage   servicing  rights  aggregated
        approximately $36.9 million and $32.4 million at March 31, 2001 and December 31, 2000, respectively.

        The Company's mortgage servicing portfolio (excluding subserviced loans) is comprised of the following as of March 31, 2001 (dollars in thousands):

                                       Number     Principal Balance
                                      of Loans      Outstanding
                                      --------      -----------
        GNMA                           88,914       $6,200,866
        FNMA                           13,803          899,871
        FHLMC                           2,461          117,923
        Other VA, FHA and
          Conventional loans           23,885        1,122,199
                                   ----------       ----------
                                      129,033       $8,340,859
                                   ==========       ==========

7       Deposits

        A summary of deposit balances is as follows (in thousands):

                                                     March 31,     December 31,
                                                       2001           2000
                                                       ----           ----
            Noninterest-bearing checking accounts    $ 28,110      $ 33,256
            Interest-bearing checking accounts         32,743        32,645
            Savings accounts                           37,420        37,551
            Money market demand accounts               92,017        78,961
            Certificates of deposit                   392,235       363,486
                                                     --------      --------
                                                     $582,525      $545,899
                                                     ========      ========

                         FIRST DEFIANCE FINANCIAL CORP.

        Notes to Consolidated Condensed Financial Statements (continued)
                     (Unaudited at March 31, 2001 and 2000)

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


                                       Three-Months Ended March 31, 2001
                                                 (In Thousands)

                                                                               Retail        Mortgage
                                           Consolidated       Parent           Banking       Banking
                                          ------------------------------------------------------------
        Total interest income               $ 16,431        $  (4,757)        $ 16,935       $  4,253
        Total interest expense                11,138           (4,549)          11,844          3,843
                                          -----------------------------------------------------------
        Net interest income                    5,293             (208)           5,091            410
        Provision for loan losses                773                -              134            639
                                          -----------------------------------------------------------
        Net interest income after
               provision                       4,520             (208)           4,957           (229)
        Non-interest income                   15,266              539            1,446         13,281
        Non-interest expense                  15,107              674            4,526          9,907
                                          -----------------------------------------------------------
        Income before income taxes             4,679             (343)           1,877          3,145
        Income taxes                           1,624             (105)             610          1,119
                                          -----------------------------------------------------------
        Net income                          $  3,055          $  (238)         $ 1,267       $  2,026
                                          ===========================================================

        Total assets                      $1,036,277        $(360,820)      $1,021,047       $376,050
                                          ===========================================================

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2001 and 2000)

--------------------------------------------------------------------------------

9.      Line of Business Reporting-Continued


                                    Three-Months Ended March 31, 2000
                                             (In Thousands)

                                                                               Retail           Mortgage
                                       Consolidated         Parent             Banking           Banking
                                       -----------------------------------------------------------------
        Total interest income           $ 15,830         $  (4,298)           $ 14,904          $  5,224
        Total interest expense             9,642            (4,371)              9,720             4,293
                                       -----------------------------------------------------------------
        Net interest income                6,188                73               5,184               931
        Provision for loan losses          1,408                 -                 236             1,172
                                       -----------------------------------------------------------------
        Net interest income after
               provision                   4,780                73               4,948              (241)
        Non-interest income               11,843               637                 918            10,288
        Non-interest expense              13,249               688               4,329             8,232
                                       -----------------------------------------------------------------
        Income before income taxes         3,374                22               1,537             1,815
        Income taxes                       1,173                29                 478               666
                                       -----------------------------------------------------------------
        Net income                        $2,201             $  (7)            $ 1,059          $  1,149
                                        ================================================================

        Total assets                    $930,790         $(287,648)           $865,811          $352,627
                                        ================================================================



10.     Accounting for Derivative Instruments and Hedging Activities

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance") and First Federal's wholly owned subsidiary, The Leader Mortgage Company, LLC ("The Leader"). First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the areas in which its offices are located. First Federal's traditional banking activities include originating and servicing residential, commercial and consumer loans; providing a broad range of depository services; and providing trust services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. The Leader is a mortgage banking company which specializes in servicing mortgage loans originated under first-time home-buyer programs sponsored by various state, county and municipal governmental entities. The Leader's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association ("GNMA") mortgage backed securities. First Insurance is an insurance agency that does business in the Defiance, Ohio area. First Insurance offers property and casualty, life insurance, group health, and investment products.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $7.3 million at March 31, 2001. Loans held-for-sale securitized in the normal course of The Leader's operations have been classified as trading securities, reported at fair market value. The Leader has committed to sell these securities at their carrying value. Securities not classified as held-to-maturity or trading are classified as available-for-sale, which are stated at fair value and had a recorded value of $52.7 million at March 31, 2001. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($18.3 million), corporate bonds ($11.0 million), certain municipal obligations ($6.7 million), adjustable-rate mortgage backed security mutual funds ($4.9 million), CMOs and REMICs ($6.9 million), mortgage backed securities ($2.5 million), and preferred stock and other equity investments ($2.4 million). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $910,000 at March 31, 2001, or $592,000 after considering the related deferred tax liability.

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

Changes in Financial Condition
At March 31, 2001, First Defiance's total assets, deposits (including customer's escrow deposits) and stockholders' equity amounted to $1.036 billion, $688.0 million and $102.4 million, respectively, compared to $1.072 billion, $613.9 million and $99.5 million, respectively, at December 31, 2000.

Net loans receivable have increased to $545.5 million at March 31, 2001 from $541.2 million at December 31, 2000. During the same period, loans held-for-sale decreased to $172.4 million at March 31, 2001 from $232.3 million at December 31, 2000. The reduction in the available for sale loans is a result of decreased production in The Leader's bond programs as well as efforts by management to more efficiently manage this lower yielding asset.

Mortgage servicing rights increased to $142.8 million at March 31, 2001 from $134.8 at December 31, 2000. Mortgage servicing rights are recorded when loans available for sale are securitized and the value is based on the servicing fees earned on the underlying mortgage loan being serviced, management's estimate of future prepayments and a number of other factors. At March 31, 2001 the weighted average coupon rate of the mortgage servicing portfolio was 7.03% compared to 7.00% at December 31, 2000. The Company has an independent appraisal prepared annually as of June 30 and estimates the fair value each month based upon the results of the appraisal. The approximate fair market value of the mortgage servicing rights was $170.6 million at March 31, 2001 compared to $184.9 million at December 31, 2000. The actual value of servicing may vary significantly from the estimated fair value given changes in interest rates or other market conditions. See Non-Interest Expense discussion included in Management's Discussion and Analysis and Item 3 - Qualitative and Quantitative Disclosure About Market Risk.

Securities decreased from $61.1 million at December 31, 2000 to $60.1 million at March 31, 2001. In addition, deposits increased from $545.9 million at December 31, 2000 to $582.5 million as of March 31, 2001. This increase was the result of a $29.4 million increase in brokered certificates of deposit and a $13.2 million increase in interest-bearing checking and money market accounts net of decreases in non-interest bearing demand deposit accounts and local certificates of deposit of $5.1 million and $900,000, respectively. Escrow funds increased from $68.0 million at December 31, 2000 to $105.5 million at March 31, 2001 due to increases in prepayments in The Leader's loan servicing portfolio and continued growth in the servicing portfolio. Additionally, warehouse and term notes payable decreased from $120.4 million as of December 31, 2000 to $23.0 million due to the decline in the loans held-for-sale, increase in deposits, and increase in customer's escrow deposits.

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


                                                                      Three Months Ended March 31,
                                                             2001                                       2000
                                          --------------------------------------     -----------------------------------------
                                            Average                      Yield         Average                       Yield
                                            Balance        Interest      Rate(1)       Balance        Interest       Rate(1)
                                            -------        --------      -------       -------        --------       -------
                                                                            (Dollars in $000s)
Interest-earning assets:
    Loans receivable                      $  747,232     $   15,424        8.26%      $  677,957      $   14,309        8.44%
    Securities                                60,528          1,007        6.65           84,594           1,521        7.19
    FHLB stock                                15,254            273        7.16           14,184             247        6.97
                                          ----------     ----------                   ----------      ----------
    Total interest-earning assets            823,014         16,704        8.12          776,735          16,077        8.28
Non-interest-earning assets                  225,791                                     175,831
                                          ----------                                  ----------
    Total assets                          $1,048,805                                  $  952,566
                                          ==========                                  ==========

Interest-bearing liabilities:
    Deposits                              $  569,998     $    7,081        4.97%      $  505,507      $    5,623        4.45%
    FHLB advances and other                  231,186          3,239        5.60          217,869           2,887        5.30
    Notes payable                             48,399            818        6.76           67,172           1,132        6.74
                                          ----------     ----------                   ----------      ----------
    Total interest-bearing liabilities       849,583         11,138        5.24          790,548           9,642        4.88
                                                                                      ----------      ----------
Non-interest-bearing liabilities              98,556                                      71,967
                                          ----------                                  ----------
    Total liabilities                        948,139                                     862,515
Stockholders' equity                         100,666                                      90,051
                                                                                      ----------
    Total liabilities and stock-
         holders' equity                  $1,048,805                                     $95,256
                                          ==========                                  ==========
Net interest income; interest
    rate spread                                          $    5,566        2.87%                      $    6,435        3.40%
                                                         ==========        =====                      ==========        =====
Net interest margin (2)                                                    2.71%                                        3.31%
                                                                           =====                                        =====
Average interest-earning assets
    to average interest-bearing
    liabilities                                                              97%                                          98%
                                                                           =====                                        ====

---------------------
(1) Annualized
(2) Net interest margin is net interest income divided by average interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued


Results of Operations

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

On a consolidated basis, First Defiance had net income of $3.1 million for the three months ended March 31, 2001 compared to $2.2 million for the same period in 2000. On a per share basis, basic and diluted earnings per share were $.48 and $.47, respectively, for the 2001 first quarter compared to $.35 basic and diluted per share earnings for the 2000 first quarter.

Cash earnings for the first quarter of 2001 were $3.3 million or $.50 per diluted share compared to $2.4 million or $.38 per diluted share for the same period in 2000. Cash earnings are calculated by excluding the net income impact of amortization of goodwill.

Net Interest Income. Net interest income for the quarter ended March 31, 2001 was $5.3 million compared to $6.2 million for the same period in 2000. However, the 2000 first quarter results included a one time adjustment of $690,000 for interest on certain loans that were more than 90 days delinquent which had been purchased out of the servicing portfolio by The Leader and which had FHA insurance or VA guarantees. Net interest margin for the 2001 first quarter was 2.71% compared to 3.31% for the same period in 2000 (2.96% excluding the one time adjustment noted above).

In addition to the 2000 first quarter revision to the estimate for interest on FHA/VA loans noted above, management also changed its method of estimating the required reserve for potential losses on foreclosure loans to more accurately reflect the total risk inherent in the servicing and loan portfolios at The Leader. This resulted in a one time charge to provision for losses of $693,000 which also was recorded during the 2000 first quarter. The net impact of these two estimate changes essentially offset each other and without the two items earnings for the 2000 first quarter would have still been $.35 per share.

Excluding the 2000 first quarter estimate change, total interest income increased by $1.3 million, or 8.5%, from $15.1 million for the three months ended March 31, 2000 to $16.4 million for the three months ended March 31, 2001. The increase was due to a $46.3 million increase in the average balance of interest-earning assets for the first quarter of 2001 when compared to the first quarter of 2000. The yield on interest-earning assets increased to 8.12% for the three-month period ended March 31, 2001 from 7.92% for the same period in 2000 excluding the impact of the change in estimate noted above (8.28% including the change in estimate). Excluding the estimate change, interest earnings from the loan portfolio increased $1.8 million from $13.6 million for the three months ended March 31, 2000 to $15.4 million for the same period in 2001. This increase was due to increases in the average balance of loans receivable and the yield on these loans to $747.2 million and 8.26% for the three-month period ended March 31, 2001, respectively, from $678.0 million and 8.03%, respectively, for the same period in 2000.

Interest earnings from the investment portfolio decreased to $1.0 million for the three months ended March 31, 2001 compared to $1.5 million for the same period in 2000. The decrease in interest income was primarily the result of a $24.1 million decrease in the average balance of investment securities, from $84.6 million for the first quarter of 2000 to $60.5 million for the same period

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued


in 2001. This decrease was due to the inclusion in the first quarter of 2000 of interest on loans that were securitized pending delivery to the bond trustees in trading securities. These trading securities were delivered to the trustee during the first quarter of 2000. Additionally, the yield on the average portfolio balance for the three months ended March 31, 2001 was 6.65% compared to 7.19% for the same period in 2000.

Interest expense increased by $1.5 million, or 15.5%, to $11.1 million for the first quarter of 2001 compared to $9.6 million for the same period in 2000. The increase is primarily due to the funding of a $46.3 million increase in average interest earning assets noted above combined with a $50.0 million increase in average non-interest earning assets, from $175.8 million for the first quarter of 2000 to $225.8 million for the same period in 2001. This increase in average non-interest earning assets was primarily a result of the growth in The Leader's mortgage servicing assets from an average of $101.5 million for the three-months ended March 31, 2000 to $140.0 million for the same period in 2001. These increased funding requirements resulted in a $59.1 million increase in the average balance of total interest-bearing liabilities from $790.5 million for the first quarter of 2000 to $849.6 million for the same period of 2001. The growth in the average balance of assets was partially funded by a $26.6 million increase in the average balance of non-interest-bearing liabilities, from $72.0 million for the three-months ended March 31, 2000 to $98.6 million for the same period in 2001. The growth in the average balance of non-interest-bearing liabilities was primarily the result of a $23.8 million increase in the average balance of escrow balances from $59.9 million for the first quarter of 2000 to $83.7 million for the same period in 2001. The increase in escrow balances resulted from increases in the number and balance of mortgage loans serviced at The Leader as well as increases in prepayments on these loans. Proceeds from prepayments are held by The Leader for a period of up to forty-five days prior to being remitted to the investors.

Interest expense also increased due to an increase in the average cost of funds for the first quarter of 2001 to 5.24% from 4.88% for the first quarter of 2000. This increase resulted from increases in the average costs of deposits, FHLB advances, and notes payable of 52 basis points, 30 basis points, and 2 basis points, respectively, to 4.97%, 5.60%, and 6.76%, respectively for the three-months ended March 31, 2001 from 4.45%, 5.30%, and 6.74%, respectively for the same period in 2000. These increases were the result of the rising interest rate environment experienced throughout 2000. This increase in borrowing costs began to reverse with the three 50 basis point reductions to the targeted federal funds rate implemented by the Federal Reserve during the first quarter of 2001. First Defiance's total cost of interest-bearing liabilities decreased 39 basis points from the fourth quarter of 2000 when the average cost was 5.63%.

Provision for Loan Losses. The provision for loan losses decreased $635,000, from $1.4 million for the three-months ended March 31, 2000 to $773,000 for the same period in 2001. As noted above, the March 31, 2000 provision amount included the $693,000 related to the change in accounting estimate on foreclosure loans at The Leader. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued


Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets, totaled $2.5 million at March 31, 2001, which is .25% of total assets compared to $2.6 million (.28% of total assets) at March 31, 2000 and $1.8 million (.16% of total assets) at December 31, 2000. Non-performing loans and repossessed assets reported as of March 31, 2001 do not include $16.2 million for mortgage loans 90 days or more past due which have FHA insurance or VA guarantees. The risk of loss on these loans is generally limited to the administrative cost of foreclosure actions, which is provided for in the allowance for loan losses. The allowance for loan losses at March 31, 2001 was $9.3 million compared to $8.3 million at March 31, 2000 and $8.9 million at December 31, 2000. For the quarter ended March 31, 2001, First Defiance charged off $547,000 of loans against its allowance and realized recoveries of $166,000 from loans previously charged off. During the same quarter in 2000, First Defiance charged off $978,000 in loans and realized recoveries of $53,000.

Non-Interest Income. Non-interest income increased substantially in the first quarter of 2001, from $11.8 million for the quarter ended March 31, 2000 to $15.3 million for the same period in 2001. Individual components of non-interest income are as follows:

Mortgage Banking Income. Mortgage banking income, which includes servicing fees and late charge income, increased to $11.1 million for the three-month period ended March 31, 2001 compared to $8.1 million for the same period in 2000, an increase of $3.0 million or 36.9%. This increase in mortgage banking income was primarily the result of the growth in the mortgage servicing portfolio from $6.4 billion as of March 31, 2000 to $8.3 billion at March 31, 2001.

Gain on Sale of Loans. Gain on sale of loans increased from $1.9 million for the quarter ended March 31, 2000 to $2.2 million for the same period of 2001. The increase in gains on sale of loans is a result of increases in gains on sale of conventional loans originated both at First Federal Bank and by The Leader's retail loan origination staff. Gains on sale of conventional loans increased to $661,000 for the first quarter of 2001, compared to $138,000 for the same period in 2000. This increase offset a reduction in gains on sale in the first-time homebuyer programs. In a falling interest rate environment like the industry experienced during the 2001 first quarter, demand for the first-time homebuyer loans declines initially, resulting in lower loan production levels. Over time, the housing finance agencies generally react to lower market rates with lower program rates.

Other Non-Interest Income. Other non-interest income, including insurance commission income, dividends on Federal Home Loan Bank stock, loan servicing fees and other charges, and other miscellaneous charges, increased to $2.0 million for the quarter ended March 31, 2001 from $1.8 for the same period in 1999. Deposit fees and other related charges at First Federal increased $186,000, to $450,000 for the three-months ended March 31, 2001 from $264,000 for the same period in 2000.

Non-Interest Expense. Total non-interest expense increased $1.9 million from $13.2 million for the quarter ended March 31, 2000 to $15.1 million for the same period in 2001. Significant individual components of the increase are as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued


Amortization of Mortgage Servicing Rights. Amortization of mortgage servicing rights (MSRs) increased to $4.5 million for the quarter ended March 31, 2001 from $3.5 for the same period in 2000. This increase was due to the growth in the mortgage servicing portfolio from $6.4 billion as of March 31, 2000 to $8.3 billion at March 31, 2001 and increases in prepayments on this portfolio during the first quarter of 2001 compared to the same period in 2000. The lower interest rate environment of the first quarter of 2001 has increased prepayments on The Company's servicing portfolio to 5.58%, annualized, compared to 3.30% for the first quarter of 2000, annualized. Adjustments for impairment to the value of mortgage servicing rights are included in amortization expense and were less than $15,000 for the first quarter of 2001. Based on the trend of continued lower interest rates and higher prepayment speeds, management believes that it is likely that First Defiance will have to record additional impairment expense in the second quarter of 2001 of as much as $500,000. Also see Item 3, Qualitative and Quantitative Disclosure About Market Risk.

Compensation and Benefits. Compensation and benefits increased $374,000 from $5.5 million for the quarter ended March 31, 2000 to $5.9 million for the same period in 2001. This increase was the result of staffing increases to handle greater volumes of loans serviced at The Leader and the addition of a full service branch in Bowling Green, Ohio in the fourth quarter of 2000.

Occupancy. Occupancy expense increased to $1.4 million for the three-month period ended March 31, 2001 from $1.2 for the three months ended March 31, 2000. This increase was a result of expansions throughout the Company.

Amortization of Goodwill and Other Acquisition Related Costs. Amortization of goodwill and other acquisition costs amounted to $435,000 in the first quarter of 2001 compared to $609,000 during the same period in 2000. This decrease was due to the expiration of certain contractual payments that ended June 30, 2000.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $2.9 million for the quarter ended March 31, 2001 from $2.4 million for the same period in 2000. The increase in other non-interest expenses was primarily the result of expenses at The Leader relating to increases in the mortgage loan-servicing portfolio. These expenses included postage, examination fees, real estate inspection fees, and collateral handling fees.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 34.7% for the quarter ended March 31, 2001 compared to 34.8% for the same period in 2000.

As a result of the above factors, net income for the quarter ended March 31, 2001 was $3.1 million compared to $2.2 million for the comparable period in 2000. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 2001 were $.48 and $.47, respectively, compared to $.35 for the same period in 2000. Average shares outstanding for the basic and diluted calculations were 6,366,000 and 6,536,000, respectively, for the quarter ended March 31, 2001 compared to 6,232,000 and 6,376,000, respectively, for the quarter ended March 31, 2000.
                                       21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued


First Defiance's board of directors declared a dividend of $.12 per common share as of March 31, 2001. The dividend amounted to $823,581, including dividends on unallocated ESOP shares. It was paid on April 27, 2001. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Liquidity and Capital Resources
As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements. First Defiance believes it has adequate liquid assets and other sources to meet its funding obligations. OTS regulations which required savings institutions to maintain a specific level of liquid assets were repealed during the 2001 first quarter.

First Defiance generated $48.7 million of cash from operating activities during the first three months of 2001. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, including amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At March 31, 2001, First Defiance had $50.1 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $57.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $159.0 million of loans held-for-sale and it also had commitments to acquire $2.6 billion of mortgage loans under active or pending first-time homebuyer programs, all of which have offsetting commitments for sale into the secondary market as GNMA or FNMA mortgage-backed securities. Also as of March 31, 2001, the total amount of certificates of deposit that are scheduled to mature by March 31, 2002 is $347.8 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

First Defiance, through The Leader, utilizes forward purchase and forward sale agreements to meet the needs of its customers and manage its exposure to fluctuations in the fair value of mortgage loans held for sale and its pipeline. These forward purchase and forward sale agreements are considered to be derivatives as defined by FAS 133, Accounting for Derivatives and Hedging Instruments. The change in value in the forward purchase and forward sale agreements is approximately equal to the change in value in the loans held for sale and the effect of this accounting treatment is not material to the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued


First Defiance also invests in derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. Such investments are not classified as high risk at March 31, 2001 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 2001.

                                     Tangible         Core          Risk-Based
                                     Capital         Capital         Capital
                                     -------         -------         --------
                                                (Dollars in Thousands)

Regulatory capital                  $  61,826       $  61,826       $  70,102
Minimum required regulatory
    capital                            14,710          39,227          52,907
                                    ---------       ---------       ---------
Excess regulatory capital           $  47,116       $  22,599       $  17,195
                                    =========       =========       =========
Regulatory capital as a
    percentage of assets (1)              6.3%            6.3%           10.6%
Minimum capital required as
    a percentage of assets                1.5%            4.0%            8.0%
                                    ---------       ---------       ---------
Excess regulatory capital as a
    percentage in excess of
    requirement                           4.8%            2.3%            2.6%
                                    =========       =========       =========

-------------------

(1) Tangible and core capital are computed as a percentage of adjusted total assets of $980.7 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $661.3 million.

First Federal's capital at March 31, 2001 meets the standards for a well-capitalized institution. The Leader has had a significant effect on First Federal's capital due to the treatment under OTS regulations of mortgage servicing rights, which comprise a substantial portion of The Leader's assets. For purposes of the capital calculations, mortgage servicing rights that can be included in core and risk-based capital are limited to the lesser of (i) the amount of First Federal's core capital, or (ii) 90% of the fair value of the servicing assets. As The Leader's mortgage servicing portfolio has grown at a faster rate than First Federal's core capital, First Federal's capital levels have been adversely affected. First Federal is pursuing ways to permit The Leader to continue to grow without jeopardizing First Federal's qualification as a well-capitalized institution, but no assurance can be given that First Federal will retain its well-capitalized classification. If First Federal does not remain well-capitalized, its use of brokered deposits could be adversely affected. Federal law requires than an institution which is adequately capitalized must obtain FDIC approval to utilize brokered deposits. First

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Continued


Federal has used brokered deposits to fund certain aspects of The Leader's mortgage banking activities.

FDIC Insurance
The Deposits of First Federal are currently insured by the Savings Association Insurance Fund("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance to commercial bank depositors. Both the SAIF and BIF are required by law to maintain a reserve ratio of 1.25% of insured deposits. First Federal's annual deposit insurance premiums for 2001 are approximately $0.019 per $100 of deposits.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

As discussed in detail in the 2000 Annual Report on Form 10-K, First Defiance's ability to maximize net income is dependent on management's ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. Other than forward purchase and forward sale agreements utilized by First Defiance as part of its mortgage banking operations at The Leader, First Defiance does not use derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyses the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 2001 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

The simulation model used by First Defiance measures the impact of rising and falling interest rates on net interest income only. The Company also monitors the potential change in the value of its mortgage-servicing portfolio given the same 100 basis point shift in interest rates. At March 31, 2001, a 100 basis point decrease in interest rates would require a $4.5 million adjustment to First Defiance's reserve for impairment of MSRs.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           At the annual meeting of shareholders held on April 24, 2001, in Defiance, Ohio the shareholders elected three directors to three-year terms. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

I.       Nominees for Director with Three-year Terms Expiring in 2004:

           NOMINEE                        FOR                 WITHHELD
           William J. Small            5,736,546               88,610
           Stephen L. Boomer           5,733,025               92,131
           Peter A. Diehl              5,668,093              157,063

II.      Proposal to Adopt the 2001 Stock Option and Incentive Plan

                                      FOR          AGAINST         ABSTAIN
                                4,882,978          852,691          89,487


Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Not Applicable

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                  First Defiance Financial Corp.
                                 (Registrant)


Date:  May 11, 2001               By:  /s/ William J. Small
       ------------                    --------------------------
                                       William J. Small
                                       Chairman, President and
                                       Chief Executive Officer


Date:  May 11, 2001               By:  /s/ John C. Wahl
       ------------                    ------------------------------------
                                       John C. Wahl
                                       Executive Vice President, Chief
                                       Financial Officer and
                                       Treasurer