Form 10-Q
period 2001-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2001-08-13
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001

                                       OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition Period from ___________to_____

         Commission file number 0-26850
                                -------

                         First Defiance Financial Corp.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                                34-1803915
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

601 Clinton Street, Defiance, Ohio                               43512
----------------------------------                           ------------
(Address or principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:         (419) 782-5015
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

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,834,959 shares outstanding at August 10, 2001.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.-FINANCIAL INFORMATION

 Item 1.    Consolidated Condensed Financial Statements (Unaudited):

            Consolidated Condensed Statements of Financial
            Condition - June 30, 2001 and December 31, 2000                1

            Consolidated Condensed Statements of Income -
            Three and six months ended June 30, 2001 and 2000              3

            Consolidated Condensed Statement of Changes in
            Stockholders' Equity - Six months ended
            June 30, 2001                                                  4

            Consolidated Condensed Statements of Cash Flows
            - Six months ended June 30, 2001 and 2000                      6


            Notes to Consolidated Condensed Financial Statements           8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           16

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                   31

PART II.    OTHER INFORMATION:

 Item 1.    Legal Proceedings                                             32

 Item 2.    Changes in Securities                                         32

 Item 3.    Defaults upon Senior Securities                               32

 Item 4.    Submission of Matters to a Vote of Security Holders           32

 Item 5.    Other Information                                             32

 Item 6.    Exhibits and Reports on Form 8-K                              32

            Signatures                                                    33

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                               FIRST DEFIANCE FINANCIAL CORP.

                  Consolidated Condensed Statements of Financial Condition
                                        (UNAUDITED)
                       (Amounts in thousands, except for share data)
------------------------------------------------------------------------------------------

                                                         June 30, 2001   December 31, 2000
                                                         -------------   -----------------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                            $   12,304     $    7,320
     Interest-bearing deposits                                  14,417         13,634
                                                            ----------     ----------
                                                                26,721         20,954
Securities:
     Available-for-sale, carried at fair value                  51,700         53,176
     Trading, carried at fair value                               --              234
     Held-to-maturity, carried at amortized cost
         (approximate fair value $6,904 and $7,770
         at June 30, 2001 and December 31,
         2000, respectively)                                     6,786          7,697
                                                            ----------     ----------
                                                                58,486         61,107
Loans held for sale (at lower of cost or fair value,
     approximate fair value $218,693 and $232,314 at
     June 30, 2001 and December 31, 2000, respectively)        218,693        232,314
Loans receivable, net                                          544,828        541,208
Mortgage servicing rights                                      145,379        134,760
Accrued interest receivable                                      6,098          5,976
Federal Home Loan Bank stock                                    15,804         15,251
Office properties and equipment                                 21,754         22,203
Real estate and other assets held for sale                         508            312
Goodwill, net                                                   13,596         13,983
Other assets                                                    26,654         24,126
                                                            ----------     ----------

Total assets                                                $1,078,521     $1,072,194
                                                            ==========     ==========

See accompanying notes.

                                 FIRST DEFIANCE FINANCIAL CORP.

                    Consolidated Condensed Statements of Financial Condition
                                          (UNAUDITED)
                         (Amounts in thousands, except for share data)


----------------------------------------------------------------------------------------------

                                                          June 30, 2001      December 31, 2000
                                                          -------------      -----------------


LIABILITIES AND
     STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                  $    41,964      $    33,256
Interest-bearing deposits                                         538,000          512,643
                                                              -----------      -----------
     Total deposits                                               579,964          545,899

Advances from Federal Home Loan Bank                              256,251          223,258
Warehouse and term notes payable                                   22,591          120,425
Advance payments by borrowers for taxes and insurance             101,356           67,982
Deferred taxes                                                      2,251            2,611
Other liabilities                                                  12,157           12,546
                                                              -----------      -----------
Total liabilities                                                 974,570          972,721

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued                                                          --               --
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 6,834,956
      and 6,863,541 shares outstanding, respectively                   68               69
Additional paid-in capital                                         53,359           53,512
Stock acquired by ESOP                                             (2,919)          (3,238)
Deferred compensation                                                (146)            (204)
Accumulated other comprehensive income,
     net of income taxes of $333
     and $(22), respectively                                          546               47
Retained earnings                                                  53,043           49,287
                                                              -----------      -----------
Total stockholders' equity                                        103,951           99,473
                                                              -----------      -----------

Total liabilities and stockholders' equity                    $ 1,078,521      $ 1,072,194
                                                              ===========      ===========


See accompanying notes

                                  FIRST DEFIANCE FINANCIAL CORP.

                            Consolidated Condensed Statements of Income
                                            (UNAUDITED)
                           (Amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------

                                                 For the Three Months       For the Six Months
                                                    Ended June 30,             Ended June 30,
                                                  2001          2000         2001          2000
                                                --------      --------     --------      --------
Interest income
Loans                                           $ 15,228      $ 14,206     $ 30,652      $ 28,514
Investment securities                                917         1,003        1,863         2,474
Interest-bearing deposits                            149           150          210           201
                                                --------      --------     --------      --------
Total interest income                             16,294        15,359       32,725        31,189
Interest expense
Deposits                                           6,458         6,153       13,539        11,776
FHLB advances and other                            2,874         2,842        6,114         5,729
Notes payable and warehouse loans                    417         1,230        1,235         2,362
                                                --------      --------     --------      --------
Total interest expense                             9,749        10,225       20,888        19,867
                                                --------      --------     --------      --------
Net interest income                                6,545         5,134       11,837        11,322
Provision for loan losses                            631           581        1,404         1,989
                                                --------      --------     --------      --------
Net interest income after provision for
  loan losses                                      5,914         4,553       10,433         9,333
Noninterest income
Mortgage banking income                           11,032         8,599       22,127        16,703
Loan service fees and other charges                  641           481        1,195           872
Dividends on stock                                   282           266          556           514
Gain on sale of loans                              1,691         2,587        3,855         4,531
Loss on sale of securities                           (15)         --            (61)         --
Trust income                                          26            19           55            37
Other noninterest income                           1,176         1,166        2,372         2,304
                                                --------      --------     --------      --------
Total noninterest income                          14,833        13,118       30,099        24,961
Noninterest expense
Compensation and benefits                          5,904         5,921       11,793        11,435
Occupancy                                          1,263         1,205        2,621         2,413
SAIF deposit insurance premiums                       30            30           60            58
State franchise tax                                  313           287          677           582
Data processing                                      266           315          608           648
Amortization of mortgage servicing rights          5,109         3,699        9,535         7,240
Net impairment of mortgage servicing rights        1,358             5        1,387             3
Amortization of goodwill                             222           219          442           435
Other noninterest expense                          2,218         2,133        4,666         4,249
                                                --------      --------     --------      --------
Total noninterest expense                         16,683        13,814       31,789        27,063
                                                --------      --------     --------      --------
Income before income taxes                         4,064         3,857        8,743         7,231
Federal income taxes                               1,478         1,399        3,102         2,573
                                                --------      --------     --------      --------
Net income                                      $  2,586      $  2,458     $  5,641      $  4,658
                                                ========      ========     ========      ========
Earnings per share (Note 4)
Basic                                           $   0.40      $   0.39     $   0.88      $   0.74
                                                ========      ========     ========      ========
Diluted                                         $   0.39      $   0.38     $   0.86      $   0.73
                                                ========      ========     ========      ========
Dividends declared per share (Note 3)           $   0.12      $   0.11     $   0.24      $   0.22
                                                ========      ========     ========      ========
Average shares outstanding (Note 4)
Basic                                              6,394         6,305        6,381         6,272
                                                ========      ========     ========      ========
Diluted                                            6,603         6,407        6,571         6,394
                                                ========      ========     ========      ========


See accompanying notes

                                            FIRST DEFIANCE FINANCIAL CORP.

                          Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                      (UNAUDITED)
                                                (Amounts in thousands)


---------------------------------------------------------------------------------------------------------------------
                                                                                   2001
                                                       --------------------------------------------------------------
                                                                                                    Stock Acquired By
                                                                       Additional                      Management
                                                       Common             Paid-in                      Recognition
                                                        Stock             Capital           ESOP          Plan
                                                        -----             -------           ----          ----
Balance at December 31                                   $69              $53,512        $(3,238)       $  (204)

Comprehensive income:
     Net income
     Change in unrealized gains (losses)
         net of income taxes of $355
Total comprehensive income

ESOP shares released                                                           92            319

Amortization of deferred compensation
    of Management Recognition Plan                                                                           58

Shares issued under stock option plan                                          97

Purchase of common stock for
    treasury                                                (1)              (342)

Dividends declared (Note 3)
                                                          ----            -------        -------          -----

Balance at June 30                                        $ 68            $53,359        $(2,919)         $(146)
                                                          ====            =======        =======          =====



See accompanying notes



                                           FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                                     (UNAUDITED)
                                               (Amounts in thousands)


-------------------------------------------------------------------------------------------------------------------
                                                                     2001                                   2000
                                               -------------------------------------------------      -------------
                                               Net Unrealized
                                               gains (losses) on                        Total              Total
                                               available-for-        Retained      Stockholders'      Stockholder's
                                               sale securities       Earnings         Equity             Equity
                                               ---------------       --------         ------             ------

Balance at December 31                                 $ 47           $49,287          $99,473           $89,416

Comprehensive income:
     Net income                                                         5,641            5,641             4,658
     Change in unrealized gains (losses)
          net of income taxes of $355                   499                                499               (55)
                                                                                           ---               ----
Total comprehensive income                                                               6,140             4,603

ESOP shares released                                                                       411               389

Amortization of deferred compensation
    of Management Recognition Plan                                                          58               129

Shares issued under stock option plan                                                       97               364

Purchase of common stock for
    treasury                                                             (325)            (668)               (9)

Dividends declared (Note 3)                                            (1,560)          (1,560)           (1,418)
                                                       ----           -------         --------           -------


Balance at June 30                                     $546           $53,043         $103,951           $93,474
                                                       ====           =======         ========           =======


See accompanying notes



                                FIRST DEFIANCE FINANCIAL CORP.

                       Consolidated Condensed Statements of Cash Flows
                                         (UNAUDITED)
                                    (Amounts in thousands)

--------------------------------------------------------------------------------------------
                                                                           Six Months
                                                                         Ended June 30,
                                                                   2001              2000
                                                                -----------      -----------
Operating Activities
Net income                                                      $     5,641      $     4,658
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Provision for loan losses                                        1,404            1,989
     Provision for depreciation                                       1,098              998
     Net securities amortization                                         11               31
     Amortization of mortgage servicing rights                        9,535            7,240
     Net impairment of mortgage servicing rights                      1,387                3
     Amortization of goodwill                                           442              435
     Gain on sale of loans                                           (3,855)          (4,531)
     Amortization of Management Recognition Plan
         deferred compensation                                           58              129
     Release of ESOP Shares                                             411              389
     Gain on disposal of office properties and equipment               --                (60)
     Net securities losses                                               61             --
     Deferred federal income tax credit                                (715)            (602)
     Proceeds from sale of loans                                    989,156        1,171,145
     Origination of mortgage servicing rights, net                  (21,541)         (24,028)
     Origination of loans held for sale                            (971,680)      (1,126,699)
     Increase in interest receivable and other assets                (2,705)          (4,274)
     Net repurchase of loans                                        (14,877)          (6,151)
     (Decrease) increase in other liabilities                          (389)             815
                                                                -----------      -----------
Net cash (used in) provided by operating activities                  (6,558)          21,487

Investing Activities
Proceeds from maturities of held-to-maturity securities                 896            1,220
Proceeds from maturities of available-for-sale securities             2,915            2,817
Proceeds from sale of available-for-sale securities                   1,894             --
Proceeds from sale of trading securities                                233           29,563
Proceeds from sales of real estate, mobile homes, and
   other assets held for sale                                           324            1,967
Proceeds from sales of office properties and equipment                   27              323
Purchases of available-for-sale securities                           (2,535)          (2,392)
Purchases of Federal Home Loan Bank stock                              (553)            (511)
Purchases of office properties and equipment                           (676)          (1,377)
Net decrease (increase) in loans receivable                           9,333          (42,443)
                                                                -----------      -----------
Net cash provided by (used in) investing activities                  11,858          (10,833)

                             FIRST DEFIANCE FINANCIAL CORP.
               Consolidated Condensed Statements of Cash Flows (Continued)
                                       (UNAUDITED)
                                 (Amounts in thousands)


----------------------------------------------------------------------------------------
                                                                    Six Months Ended
                                                                         June 30,
                                                                   2001            2000
                                                               ---------      ---------
Financing Activities
Net increase in deposits and advance payments by borrowers
     for taxes and insurance                                      67,439         69,305
Repayment of Federal Home Loan Bank long-term advances              (257)      (100,443)
Repayment of term notes payable                                     (156)          (305)
Net (decrease) increase in Federal Home Loan Bank
     short-term advances                                         (56,750)        56,000
Proceeds from short-term line of credit                            4,600         10,000
Proceeds from Federal Home Loan Bank long term notes              90,000           --
Decrease in mortgage warehouse loans                            (102,278)       (47,043)
Purchase of common stock for treasury                               (668)            (9)
Cash dividends paid                                               (1,560)        (1,408)
Proceeds from exercise of stock options                               97            364
                                                               ---------      ---------
Net cash provided by (used in) financing activities                  467        (13,539)
                                                               ---------      ---------
Increase (decrease) in cash and cash equivalents                   5,767         (2,885)
Cash and cash equivalents at beginning of period                  20,954         16,236
                                                               ---------      ---------

Cash and cash equivalents at end of period                     $  26,721      $  13,351
                                                               =========      =========

Supplemental cash flow information:
Interest paid                                                  $  21,119      $  19,558
                                                               =========      =========
Income taxes paid                                              $   3,440      $   3,200
                                                               =========      =========
Transfers from loans to real estate
     and other assets held for sale                            $     161      $     234
                                                               =========      =========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities             $    (355)     $      27
                                                               =========      =========
Noncash investing activities:
Increase (decrease) in net unrealized gain or loss on
     available-for-sale securities                             $     854      $     (82)
                                                               =========      =========
Noncash financing activities:
Cash dividends declared but not paid                           $     782      $     713
                                                               =========      =========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2001 and 2000)
--------------------------------------------------------------------------------

1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company"), its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance"), and First Federal's wholly owned mortgage banking company, The Leader Mortgage Company, LLC ("The Leader"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 2000 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements as of June 30, 2001 and for the three-month and six-month periods ending June 30, 2001 and 2000 have been prepared by First Defiance without audit and do not include certain information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

3.   Dividends on Common Stock

     As of June 30, 2001, First Defiance had declared a quarterly cash dividend of $.12 per share for the second quarter of 2001, payable July 27, 2001.

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2001 and 2000)

--------------------------------------------------------------------------------

4.   Earnings Per Share

     Basic earnings per share as disclosed under Statement of Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and six-month periods ended June 30, 2001 and 2000. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2001 and 2000, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

     The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                             Three Months Ended      Six Months Ended
                                                  June 30,               June 30,
                                                  --------               --------
                                               2001       2000       2001       2000
                                              ------     ------     ------     ------
Numerator for basic and diluted
  earnings per share - net income             $2,586     $2,458     $5,641     $4,658
                                              ======     ======     ======     ======
Denominator:
  Denominator for basic earnings per
    share - weighted average shares            6,394      6,305      6,381      6,272
  Effect of dilutive securities:
    Employee stock options                       177         38        144         47
    Unvested Management Recognition
        Plan stock                                32         64         46         75
                                              ------     ------     ------     ------
  Dilutive potential common shares               209        102        190        122
                                              ------     ------     ------     ------
  Denominator for diluted earnings
    per share - adjusted weighted average
    shares and assumed conversions             6,603      6,407      6,571      6,394
                                              ======     ======     ======     ======
Basic earnings per share                      $  .40     $  .39     $  .88     $  .74
                                              ======     ======     ======     ======
Diluted earnings per share                    $  .39     $  .38     $  .86     $  .73
                                              ======     ======     ======     ======

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2001 and 2000)

--------------------------------------------------------------------------------

5.       Loans

     Loans receivable and held for sale consist of the following (in thousands):

                                                                June 30,  December 31,
                                                                  2001         2000
                                                                --------     --------
     Real Estate:
          One-to-four family residential real estate            $443,803     $478,221
          Construction loans                                       9,311        9,628
          Commercial real estate                                 155,906      132,204
                                                                --------     --------
                                                                 609,020      620,053
     Other Loans:
          Commercial                                              90,766       82,851
          Consumer finance                                        45,409       52,142
          Home equity and improvement                             33,400       31,836
                                                                --------     --------
                                                                 169,575      166,829
                                                                --------     --------
     Total mortgage and other loans                              778,595      786,882
     Deduct:
          Loans in process                                         4,590        3,415
          Net deferred loan origination fees and costs             1,093        1,041
          Allowance for loan loss                                  9,391        8,904
                                                                --------     --------
          Totals                                                $763,521     $773,522
                                                                ========     ========

6.       Mortgage Servicing Rights

     The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows (in thousands):

                                                   Six Months
                                                      Ended               Year Ended
                                                     June 30,            December 31,
                                                       2001                  2000
                                                    -------                --------
              Balance at beginning of period        $134,760                $97,519

              Loans sold, servicing retained          21,541                 52,225
              Net impairment charge                   (1,387)                   (21)
              Amortization                            (9,535)               (14,963)
                                                    -------                --------
              Balance at end of period              $145,379               $134,760
                                                    ========               ========

                                       10

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2001 and 2000)

--------------------------------------------------------------------------------

6.   Mortgage Servicing Rights - Continued


     Accumulated amortization of mortgage servicing rights aggregated approximately $42.0 million and $32.4 million at June 30, 2001 and December 31, 2000, respectively. Additionally, the accumulated reserve for impairment aggregated approximately $1.4 million and $11,000 at June 30, 2001 and December 31, 2000, respectively.

     The Company's mortgage servicing portfolio (excluding subserviced loans) is comprised of the following as of June 30, 2001 (dollars in thousands):

                                          Number            Principal Balance
                                         of Loans               Outstanding
                                         --------               -----------
     GNMA                                  89,739                $6,303,766
     FNMA                                  13,901                   909,266
     FHLMC                                  2,397                   120,271
     Other VA, FHA and
       Conventional loans                  25,764                 1,222,463
                                          -------                ----------
                                          131,801                $8,555,766
                                          =======                ==========

7.   Deposits

     A summary of deposit balances is as follows (in thousands):

                                                            June 30,                  December 31,
                                                              2001                        2000
                                                            ---------                ----------
              Noninterest-bearing checking accounts        $   41,964                $   33,256
              Interest-bearing checking accounts               31,215                    32,645
              Savings accounts                                 37,051                    37,551
              Money market demand accounts                     98,064                    78,961
              Certificates of deposit                         371,670                   363,486
                                                            ---------                ----------
                                                            $ 579,964                $  545,899
                                                            =========                ==========


                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2001 and 2000)

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

                                                             Three-Months Ended June 30, 2001
                                                                      (in thousands)

                                                                                 Retail            Mortgage
                                               Consolidated      Parent          Banking            Banking
                                                ----------      ---------       ----------          --------
     Total interest income                        $ 16,294      $  (4,081)      $   16,081          $  4,294
     Total interest expense                          9,749         (3,912)          10,904             2,757
                                                ----------      ---------       ----------          --------
     Net interest income                             6,545           (169)           5,177             1,537
     Provision for loan losses                         631              -              253               378
                                                ----------      ---------       ----------          --------
     Net interest income after
         provision                                   5,914           (169)           4,924             1,159
     Non-interest income                            14,833            570            1,852            12,411
     Non-interest expense                           16,683            763            4,246            11,674
                                                ----------      ---------       ----------          --------
     Income before income taxes                      4,064           (362)           2,530             1,896
     Income taxes                                    1,478            (97)             798               777
                                                ----------      ---------       ----------          --------
     Net income                                 $    2,586      $    (265)      $    1,732          $  1,119
                                                ==========      =========       ==========          ========

     Total assets                               $1,078,521      $(417,467)      $1,065,780          $430,208
                                                ==========      =========       ==========          ========

                                       12

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2001 and 2000)

--------------------------------------------------------------------------------

8. Line of Business Reporting-Continued

                                                             Six-Months Ended June 30, 2001
                                                                      (in thousands)

                                                                                 Retail            Mortgage
                                               Consolidated      Parent          Banking            Banking
                                                ----------      ---------       ----------          --------
     Total interest income                      $   32,725      $  (8,838)      $   33,016          $  8,547
     Total interest expense                         20,888         (8,460)          22,748             6,600
                                                ----------      ---------       ----------          --------
     Net interest income                            11,837           (378)          10,268             1,947
     Provision for loan losses                       1,404              -              387             1,017
                                                ----------      ---------       ----------          --------
     Net interest income after
         provision                                  10,433           (378)           9,881               930
     Non-interest income                            30,099          1,109            3,298            25,692
     Non-interest expense                           31,789          1,436            8,772            21,581
                                                ----------      ---------       ----------          --------
     Income before income taxes                      8,743           (705)           4,407             5,041
     Income taxes                                    3,102           (202)           1,408             1,896
                                                ----------      ---------       ----------          --------
     Net income                                 $    5,641      $    (503)      $    2,999          $  3,145
                                                ==========      =========       ==========          ========

     Total assets                               $1,078,521      $(417,467)      $1,065,780          $430,208
                                                ==========      =========       ==========          ========

                                                             Three-Months Ended June 30, 2000
                                                                      (in thousands)

                                                                                 Retail            Mortgage
                                               Consolidated      Parent          Banking            Banking
                                                ----------      ---------       ----------          --------
     Total interest income                      $   15,359      $  (4,532)      $   15,741          $  4,150
     Total interest expense                         10,225         (4,484)          10,527             4,182
                                                ----------      ---------       ----------          --------
     Net interest income                             5,134            (48)           5,214               (32)
     Provision for loan losses                         581              -               75               506
                                                ----------      ---------       ----------          --------
     Net interest income after
         provision                                   4,553            (48)           5,139              (538)
     Non-interest income                            13,118            629            1,066            11,423
     Non-interest expense                           13,814            720            4,332             8,762
                                                ----------      ---------       ----------          --------
     Income before income taxes                      3,857           (139)           1,873             2,123
     Income taxes                                    1,399            (38)             614               823
                                                ----------      ---------       ----------          --------
     Net income                                 $    2,458      $    (101)      $    1,259          $  1,300
                                                ==========      =========       ==========          ========

     Total assets                               $  979,762      $(352,625)        $966,219          $366,168
                                                ==========      =========       ==========          ========

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2001 and 2000)

--------------------------------------------------------------------------------

8. Line of Business Reporting-Continued

                                                             Six-Months Ended June 30, 2000
                                                                      (in thousands)

                                                                                 Retail            Mortgage
                                               Consolidated      Parent          Banking            Banking
                                                ----------      ---------       ----------          --------
     Total interest income                      $   31,189      $  (8,830)      $   30,645          $  9,374
     Total interest expense                         19,867         (8,854)          20,246             8,475
                                                ----------      ---------       ----------          --------
     Net interest income                            11,322             24           10,399               899
     Provision for loan losses                       1,989              -              311             1,678
                                                ----------      ---------       ----------          --------
     Net interest income after
         provision                                   9,333             24           10,088              (779)
     Non-interest income                            24,961          1,266            1,983            21,712
     Non-interest expense                           27,063          1,407            8,661            16,995
                                                ----------      ---------       ----------          --------
     Income before income taxes                      7,231           (117)           3,410             3,938
     Income taxes                                    2,573             (9)           1,092             1,490
                                                ----------      ---------       ----------          --------
     Net income                                 $    4,658      $    (108)      $    2,318          $  2,448
                                                ==========      =========       ==========          ========

     Total assets                               $  979,762      $(352,625)      $  966,219          $366,168
                                                ==========      =========       ==========          ========

9.       Accounting for Derivative Instruments and Hedging Activities

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivative instruments to be carried at fair value on the balance sheet. The Statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The Statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings. For derivative instruments not accounted for as hedges, changes in fair value are to be recognized in earnings as they occur.

     On January 1, 2001, First Defiance adopted the Statement. After-tax adjustments associated with establishing the fair values of derivative instruments on the balance sheet reduced net income by approximately $11,000.

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2001 and 2000)

--------------------------------------------------------------------------------


10.  Accounting Pronouncements Pending Adoption

      Business Combinations. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Business Combinations" (SFAS 141), which replaces Accounting Principles Board Opinion No. 16. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Subsequent to June 30, 2001, First Defiance has not initiated any business combinations that would have qualified for the pooling-of-interest method of accounting.

      Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which takes effect for fiscal years beginning after December 15, 2001. SFAS 142 replaces Accounting Principles Board Opinion No. 17 and eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Goodwill and certain intangible assets are subject to impairment tests which must be conducted at least annually. Impairment losses that result from the initial application of SFAS 142 will be accounted for as a "cumulative effect of accounting change" on First Defiance's income statement. First Defiance will adopt SFAS 142 as of January 1, 2001. Management is currently reviewing SFAS and has not yet determined the extent to which it will impact First Defiance's financial condition and results of operations.

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

First Defiance also invests in U.S. Treasury and federal government agency obligations, money market mutual funds which are comprised of U.S. Treasury obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies and, to a lesser extent, collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $6.8 million at June 30, 2001. Loans held-for-sale securitized in the normal course of The Leader's operations have been classified as trading securities, reported at fair market value. The Leader has committed to sell these securities at their carrying value. Securities not classified as held-to-maturity or trading are classified as available-for-sale, which are stated at fair value and had a recorded value of $51.7 million at June 30, 2001. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($18.3 million), corporate bonds ($10.1 million), certain municipal obligations ($7.8 million), adjustable-rate mortgage-backed security mutual funds ($4.5 million), CMOs and REMICs ($6.4 million), mortgage-backed securities ($2.3 million), and preferred stock and other equity investments ($2.3 million). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $879,000 at June 30, 2001, or $546,000 after considering the related deferred tax liability.

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

Changes in Financial Condition
------------------------------
At June 30, 2001, First Defiance's total assets, deposits (including customer's escrow deposits) and stockholders' equity amounted to $1.079 billion, $681.3 million and $104.0 million, respectively, compared to $1.072 billion, $613.9 million and $99.5 million, respectively, at December 31, 2000.

Net loans receivable have increased to $544.8 million at June 30, 2001 from $541.2 million at December 31, 2000. During the same period, loans held-for-sale decreased to $218.7 million at June 30, 2001 from $232.3 million at December 31, 2000. The reduction in the available for sale loans is a result of decreased production in The Leader's bond programs as well as efforts by management to minimize the balance of this lower yielding asset.

Mortgage servicing rights increased to $145.4 million at June 30, 2001 from $134.8 at December 31, 2000. Mortgage servicing rights are recorded when loans available for sale are securitized and the value is based on the servicing fees earned on the underlying mortgage loan being serviced, management's estimate of future prepayments and a number of other factors. At June 30, 2001 the weighted average coupon rate of the mortgage servicing portfolio was 7.02% compared to 7.00% at December 31, 2000. The Company has an independent appraisal prepared annually and estimates the fair value each month based upon the results of the appraisal. The most recent independent appraisal was completed as of May 31, 2001. The approximate fair market value of the mortgage servicing rights was $167.8 million at June 30, 2001 compared to $184.9 million at December 31, 2000. The actual value of servicing may vary significantly from the estimated fair value due to changes in interest rates or other market conditions. See Non-Interest Expense discussion included in Management's Discussion and Analysis and Item 3 - Qualitative and Quantitative Disclosure About Market Risk.

Deposits increased from $545.9 million at December 31, 2000 to $580.0 million as of June 30, 2001. This increase was the result of a $19.1 million increase in money market demand accounts and a $8.7 million increase in non-interest-bearing checking and a $8.2 million increase in certificates of deposit, net of decreases in interest bearing demand deposit accounts and savings accounts of $1.4 million and $500,000, respectively. The increase in deposits was due to a combination of favorable rates and marketing of the Company's money market demand accounts, increased commercial deposits due to increased activity in both loans and deposits with commercial customers, and the addition and continued growth of recently opened branches.

Customer's escrow deposits increased from $68.0 million at December 31, 2000 to $101.4 million at June 30, 2001 due to increases in prepayments in The Leader's loan servicing portfolio. The

Leader holds proceeds from prepayments for a period of up to forty-five days prior to being remitted to the investors. Additionally, advances from the Federal Home Loan Bank increased to $256.3 million as of June 30, 2001 from $223.3 million as of December 31, 2000. As a result of the increases in internal sources of funds and increased borrowing capacity at the Federal Home Loan Bank, warehouse and term notes payable decreased from $120.4 million as of December 31, 2000 to $22.6 million.


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

                                                                          Three Months Ended June 30,
                                          ----------------------------------------------------------------------------------------
                                                             2001                                            2000
                                          -----------------------------------------      -----------------------------------------
                                            Average                         Yield/          Average                        Yield/
                                            Balance        Interest         Rate(1)         Balance        Interest        Rate(1)
                                            -------        --------         -------         -------        --------        -------
Interest-earning assets:
   Loans receivable                       $  745,205      $   15,228         8.17%        $  727,245      $   14,206        7.81%
   Securities                                 59,988           1,066         7.11             64,562           1,153        7.14
   FHLB stock                                 15,530             282         7.26             14,431             266        7.37
                                          ----------      ----------                      ----------      ----------
   Total interest-earning assets             820,723          16,576         8.08            806,238          15,625        7.75
Non-interest-earning assets                  245,050                                         189,907
                                          ----------                                      ----------
   Total assets                           $1,065,773                                      $  996,145
                                          ==========                                      ==========


Interest-bearing liabilities:
   Deposits                               $  572,687      $    6,458         4.51%        $  530,179      $    6,153        4.64%
   FHLB advances and other                   230,435           2,874         4.99            203,530           2,842        5.59
   Notes payable                              27,698             417         6.02             82,990           1,230        5.93
                                          ----------      ----------                      ----------      ----------
   Total interest-bearing liabilities        830,820           9,749         4.69            816,699          10,225        5.01
                                          ----------      ----------                      ----------      ----------
Non-interest-bearing liabilities             132,006                                          87,595
                                          ----------                                      ----------
   Total liabilities                         962,826                                         904,294
Stockholders' equity                         102,947                                          91,851
                                          ----------                                      ----------

   Total liabilities and stock-
      holders' equity                     $1,065,773                                      $  996,145
                                          ==========                                      ==========

Net interest income; interest
   rate spread                                            $    6,827         3.39%                        $    5,400        2.74%
                                                          ==========         ====                         ==========        ====

Net interest margin (2)                                                      3.33%                                          2.68%
                                                                             ====                                           ====

Average interest-earning assets
   to average interest-bearing
   liabilities                                                                 99%                                            99%
                                                                               ==                                             ==


                                       19

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

                                                                          Six Months Ended June 30,
                                          ----------------------------------------------------------------------------------------
                                                             2001                                            2000
                                          -----------------------------------------      -----------------------------------------
                                            Average                         Yield/          Average                        Yield/
                                            Balance        Interest         Rate(1)         Balance        Interest        Rate(1)
                                            -------        --------         -------         -------        --------        -------
Interest-earning assets:
   Loans receivable                       $  746,219      $   30,652         8.22%        $  702,601      $   28,514        8.12%
   Securities                                 60,258           2,073         6.68             74,578           2,675        7.17
   FHLB stock                                 15,392             556         7.22             14,307             514        7.19
                                          ----------      ----------                      ----------      ----------
   Total interest-earning assets             821,869          33,281         8.10            791,486          31,703        8.01
Non-interest-earning assets                  235,420                                         182,870
                                          ----------                                      ----------
   Total assets                           $1,057,289                                      $  974,356
                                          ==========                                      ==========


Interest-bearing liabilities:
   Deposits                               $  571,343      $   13,539         4.74%        $  517,843      $   11,776        4.55%
   FHLB advances and other                   230,811           6,114         5.30            210,699           5,729        5.44
   Notes payable                              38,049           1,235         6.49             75,081           2,362        6.29
                                          ----------      ----------                      ----------      ----------
   Total interest-bearing liabilities        840,203          20,888         4.97            803,623          19,867        4.94

Non-interest-bearing liabilities             115,279                                          79,782
                                          ----------                                      ----------
   Total liabilities                         955,482                                         883,405
Stockholders' equity                         101,807                                          90,951
                                          ----------                                      ----------

Total liabilities and stock-
      holders' equity                     $1,057,289                                      $  974,356
                                          ==========                                      ==========

Net interest income; interest
   rate spread                                            $   12,393         3.13%        $   11,836                        3.07%
                                                          ==========         ====         ==========                        ====

Net interest margin (2)                                                      3.02%                                          2.99%
                                                                             ====                                           ====

Average interest-earning assets
   to average interest-bearing
   liabilities                                                                 98%                                            98%
                                                                               ==                                             ==





(1) Annualized
(2) Net interest margin is net interest income divided by average interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

Results of Operations
---------------------

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

On a consolidated basis, First Defiance had net income of $2.6 million for the three months ended June 30, 2001 compared to $2.5 million for the same period in 2000. On a per share basis, basic and diluted earnings per share were $.40 and $.39, respectively, for the 2001 second quarter compared to $.39 and $.38, respectively, for the 2000 second quarter.

The results for the quarter included a pre-tax charge of nearly $1.4 million to write down the value of certain segments of the Company's mortgage servicing rights portfolio managed by The Leader. These write-downs were necessitated by increased prepayments as a result of the current lower interest rate environment. This adjustment resulted in an after-tax reduction in earnings of $.14 per share.

Cash earnings for the second quarter of 2001 were $2.8 million or $.42 per diluted share compared to $2.7 million or $.42 per diluted share for the same period in 2000. Cash earnings are calculated by excluding the net income impact of amortization of goodwill.

Net Interest Income. Net interest income for the quarter ended June 30, 2001 was $6.5 million compared to $5.1 million for the same period in 2000. Net interest margin for the 2001 second quarter was 3.33% compared to 2.68% for the same period in 2000, an increase of 65 basis points.

Total interest income increased by $935,000, or 6.1%, from $15.4 million for the three months ended June 30, 2000 to $16.3 million for the three months ended June 30, 2001. The increase was due to a $14.5 million increase in the average balance of interest-earning assets for the second quarter of 2001 when compared to the first quarter of 2000. Additionally, the yield on interest-earning assets increased to 8.08% for the three-month period ended June 30, 2001 from 7.75% for the same period in 2000. Interest earnings from the loan portfolio increased $1.0 million from $14.2 million for the three months ended June 30, 2000 to $15.2 million for the same period in 2001. This increase was due to increases in the average balance of loans receivable and the yield on these loans to $745.2 million and 8.17% for the three-month period ended June 30, 2001, respectively, from $727.2 million and 7.81%, respectively, for the same period in 2000. The improvement in the average yield on the loan portfolio was primarily the result of the continued growth in higher yielding commercial and commercial real estate loans, which comprised 44.1% of the loan portfolio as of June 30, 2001 compared to 36.2% at June 30, 2000.

Interest earnings from the investment portfolio decreased to $1.1 million for the three months ended June 30, 2001 compared to $1.2 million for the same period in 2000. The decrease in interest on investments was primarily the result of a $4.6 million decrease in the average balance of investment securities, from $64.6 million for the second quarter of 2000 to $60.0 million for the same period in 2001. Additionally, the yield on the average portfolio balance for the three months ended June 30, 2001 was 7.11% compared to 7.14% for the same period in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

Interest expense decreased by $476,000, or 4.7%, to $9.7 million for the second quarter of 2001 compared to $10.2 million for the same period in 2000. The decrease is primarily due to the 32 basis point decrease in the average cost of interest-bearing liabilities, to 4.69% for the second quarter of 2001 from 5.01% for the same period of 2000. The decrease in funding cost was partially offset by the $14.1 million increase in average interest-bearing liabilities during the same period, from $816.7 million for the three-months ended June 30, 2000 to $830.8 million for the same period in 2001. The increase in average interest-bearing liabilities is primarily due to the funding of a $14.5 million increase in average interest-earning assets noted above combined with a $55.2 million increase in average non-interest-earning assets, from $189.9 million for the second quarter of 2000 to $245.1 million for the same period in 2001. This increase in average non-interest-earning assets was primarily a result of the growth in The Leader's mortgage servicing assets from an average of $109.1 million for the three-months ended June 30, 2000 to $144.4 million for the same period in 2001. The growth in the average balance of assets was partially funded by a $44.4 million increase in the average balance of non-interest-bearing liabilities, from $87.6 million for the three-months ended June 30, 2000 to $132.0 million for the same period in 2001. The growth in the average balance of non-interest-bearing liabilities was primarily the result of a $42.8 million increase in the average balance of customer escrow balances from $73.3 million for the second quarter of 2000 to $116.1 million for the same period in 2001.

The decrease in the Company's average cost of interest-bearing liabilities was the result of the Company's strategy in 2000 to position the balance sheet for lower interest rates. The average costs of deposits and FHLB advances declined 13 basis points and 60 basis points, respectively, to 4.51% and 4.99%, respectively for the three-months ended June 30, 2001 from 4.64% and 5.59%, respectively for the same period in 2000. Additionally, the average balance of interest-bearing deposits, the Company's lowest cost source of interest-bearing liabilities, increased from $530.2 million for the three-months ended June 30, 2000 to $572.7 million for the same period in 2001. This growth, a factor of favorable rates on the money market deposit account, effective marketing, increased penetration with commercial accounts and increased volumes at recently opened branches, allowed the Company to reduce the average balance in warehouse and term notes payable, the Company's highest cost source of funding, from $83.0 million for the second quarter of 2000 to $27.7 million for the same period in 2001.

Provision for Loan Losses. The provision for loan losses increased slightly to $631,000 for the three-month period ended June 30, 2001 from $581,000 for the same period in 2000. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio.

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets, totaled $1.9 million at June 30, 2001, which is .18% of total assets. Non-performing loans and repossessed assets reported do not include $19.0 million for mortgage loans 90 days or more past due which have FHA insurance or VA guarantees. The risk of loss on these loans is generally limited to the administrative cost of foreclosure actions, which is provided for in the allowance for loan losses. The allowance for loan losses at June 30, 2001 was $9.4 million

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

compared to $8.4 million at June 30, 2000 and $8.9 million at December 31, 2000. For the quarter ended June 30, 2001, First Defiance charged off $685,000 of loans against its allowance and realized recoveries of $149,000 from loans previously charged off. During the same quarter in 2000, First Defiance charged off $584,000 in loans and realized recoveries of $192,000.

Non-Interest Income. Non-interest income increased substantially in the second quarter of 2001, from $13.1 million for the quarter ended June 30, 2000 to $14.8 million for the same period in 2001. Individual components of non-interest income are as follows:

Mortgage Banking Income. Mortgage banking income, which includes servicing fees and late charge income, increased to $11.0 million for the three-month period ended June 30, 2001 compared to $8.6 million for the same period in 2000, an increase of $2.4 million or 28.3%. This increase in mortgage banking income was primarily the result of the growth in the mortgage servicing portfolio from $6.9 billion as of June 30, 2000 to $8.6 billion at June 30, 2001.

Gain on Sale of Loans. Gain on sale of loans decreased to $1.7 million for the quarter ended June 30, 2001 from $2.6 million for the same period of 2000. The decrease in gains on sale of loans is a result of a reduction in production of the Company's niche first-time home buyer programs, which have slowed significantly as the borrowers that these programs typically attract have been able to obtain attractive conventional loans in the lower rate environment experienced during the first half of 2001. In a falling interest rate environment, like the industry experienced during the 2001 first half, demand for the first-time homebuyer loans declines initially, resulting in lower loan production levels. Over time, the housing finance agencies generally react to lower market rates with lower program rates. Gains from the first-time homebuyer programs were $576,000 for the 2001 second quarter, a decline from $2.5 million in the same period in 2000. During that same period, loan settlements in these programs decreased to $336.5 million for the 2001 second quarter from $594.8 in the same period in 2000. Gains from conventional mortgage lending, both at First Federal and through The Leader's retail origination division, have offset some of the declines in the first-time homebuyer programs. Total gain on sale from conventional mortgage originations was $1.1 million for the 2001 second quarter, a 1,023% increase from the 2000 second quarter, which totaled only $109,000.

Other Non-Interest Income. Other non-interest income, including insurance commission income, dividends on Federal Home Loan Bank stock, loan servicing fees and other charges, and other miscellaneous charges, increased to $2.1 million for the quarter ended June 30, 2001 from $1.9 for the same period in 2000. Deposit fees and other related charges at First Federal increased $197,000, to $530,000 for the three-months ended June 30, 2001 from $333,000 for the same period in 2000.

Non-Interest Expense. Total non-interest expense increased from $13.8 million for the quarter ended June 30, 2000 to $16.7 million for the same period in 2001. Excluding amortization and impairment of mortgage servicing rights non-interest expense increased by only 1.0%, from $10.1 million for the second quarter of 2000 to $10.2 million for the same period in 2001. Significant individual components of the increase are as follows:

Amortization and Impairment of Mortgage Servicing Rights. Amortization and impairment of mortgage servicing rights (MSRs) increased to $5.1 million and $1.4 million, respectively, for the

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------


quarter ended June 30, 2001 from $3.6 million and $5,000, respectively, for the same period in 2000. These increases were due to the growth in the mortgage servicing portfolio from $6.9 billion as of June 30, 2000 to $8.6 billion at June 30, 2001 and increases in prepayments on this portfolio during the second quarter of 2001 compared to the same period in 2000. The lower interest rate environment of the second quarter of 2001 has increased prepayments on the Company's servicing portfolio to 9.79%, annualized, compared to 4.54% for the second quarter of 2000, annualized. The impairment charge was isolated to a specific segment of the Company's servicing portfolio, which is servicing mortgages issued under taxable bond programs with coupon rates exceeding 8%. The total estimated fair value of the Company's servicing portfolio as of June 30, 2001 was $167.8 million, which exceeds book value (excluding the impairment charges recorded) by $20.9 million. While management believes it has accounted for impairment in a conservative manner, further drops in mortgage interest rates or other factors causing prepayments to remain high could result in additional impairment charges.

Compensation and Benefits. Compensation and benefits decreased $17,000 from $5.921 million for the quarter ended June 30, 2000 to $5.904 million for the same period in 2001. This decrease was the result of lower compensation due to a reduction in the production levels at The Leader. This decrease is partially offset by staffing increases to handle greater volumes of loans serviced in The Leader's servicing portfolio and the addition of a full service branch in Bowling Green, Ohio in the fourth quarter of 2000.

Occupancy. Occupancy expense increased from $1.2 million for the three-month period ended June 30, 2000 to $1.3 for the three months ended June 30, 2001. This increase was a result of expansions throughout the Company.

Amortization of Goodwill. Amortization of goodwill amounted to $222,000 in the second quarter of 2001 compared to $219,000 during the same period in 2000. Under the recently issued Financial Accounting Standards Board Statement No. 142, Accounting for Goodwill and Other Intangibles, First Defiance will not amortize goodwill beginning in January 2002. However goodwill will be subject to periodic tests for impairment. Management has not completed the review necessary to determine if any of its goodwill is impaired.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, loan servicing, and amortization of other acquisition costs) increased from $2.77 million for the quarter ended June 30, 2000 to $2.83 million for the same period in 2001. The increase in other non-interest expenses was primarily the result of expenses at The Leader relating to increases in the mortgage loan-servicing portfolio. These expenses included postage, examination fees, real estate inspection fees, and collateral handling fees. These increases in other non-interest expenses were partially offset by decreases in amortization of other acquisition costs due to the expiration of certain contractual payments that ended June 30, 2000.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 36.4% for the quarter ended June 30, 2001 compared to 36.3% for the same period in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------


As a result of the above factors, net income for the quarter ended June 30, 2001 was $2.6 million compared to $2.5 million for the comparable period in 2000. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 2001 were $.40 and $.39, respectively, compared to $.39 and $.38, respectively, for the same period in 2000. Average shares outstanding for the basic and diluted calculations were 6,394,000 and 6,603,000, respectively, for the quarter ended June 30, 2001 compared to 6,305,000 and 6,407,000, respectively, for the quarter ended June 30, 2000.

First Defiance's board of directors declared a dividend of $.12 per common share as of June 30, 2001. The dividend amounted to $825,321, including dividends on unallocated ESOP shares. It was paid on July 27, 2001. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

On a consolidated basis, First Defiance had net income of $5.6 million for the six months ended June 30, 2001 compared to $4.7 million for the same period in 2000. On a per share basis, basic and diluted earnings per share were $.88 and $.86, respectively, compared to $.74 and $.73 basic and diluted per share earnings for the same period in 2000. The results for the six-month period ended June 30, 2001 included a $1.4 million pre-tax charge ($.14 per share after-tax) to write down the value of certain segments of the Company's mortgage servicing rights portfolio.

Cash earnings for the six-months ended June 30, 2001 were $6.1 million or $.92 per diluted share compared to $5.1 million or $.79 per diluted share for the same period in 2000. Cash earnings are calculated by excluding the net income impact of amortization of goodwill.

Net Interest Income. Net interest income before provision for loan losses increased to $11.8 million for the six-month period ending June 30, 2001 compared to $11.3 million for the same period in 2000. The 2000 results included a one-time adjustment of $690,000 for interest on certain loans that were more than 90 days delinquent which had been purchased out of the servicing portfolio by The Leader and which had FHA insurance or VA guarantees. In addition, management enhanced its method of estimating the required reserve for potential losses on foreclosure loans to more accurately reflect the total risk inherent in the servicing and loan portfolios at The Leader. This resulted in a one-time adjustment to provision for loan losses of $693,000. The net impact of these two items essentially offset each other and without these adjustments earnings for the six months ended June 30, 2000 would still have been $.73 per diluted share. The net interest margin for the first half of 2001 was 3.02% compared to 2.99% for the same period in 2000 (2.82% excluding the one-time adjustment noted above). The interest rate spread also increased to 3.13% for the six-month period ended June 30, 2001 from 3.07% for the same period in 2000 (2.89% excluding the one-time adjustment)..

Excluding the estimate change, total interest income increased by $2.2 million, or 7.3%, from $30.5 million for the six months ended June 30, 2000 to $32.7 million for the same period in 2001. The increase was due to a $30.4 million increase in the average balance of interest-earning assets for the

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------


six months ended June 30, 2001 when compared to the same period in 2000. The yield on interest earning assets increased from 7.84% (8.01% including the change in estimate) for the year-to-date period ended June 30, 2000 to 8.10% for the same period in 2000. Excluding the impact of the change in estimate noted above, interest earnings on the loan portfolio increased $2.9 million to $30.7 million for the six months ended June 30, 2001 from $27.8 million for the same period in 2000. This increase was due to increases in the average balance of loans receivable and the yield on these loans from $702.6 million and 7.92% for the six-month period ended June 30, 2000, respectively, to $746.2 million and 8.22%, respectively, for the same period in 2001. As previously noted, although interest rates have been generally decreasing throughout the first half of 2001, the Company has increased the yield on the loan portfolio as a result of continued growth in higher yielding commercial and commercial real estate loans.

Interest earnings from the investment portfolio decreased to $2.1 million for the six months ended June 30, 2001 compared to $2.7 million for the same period in 2000. The decrease in interest income was primarily the result of a $14.3 million decrease in the average balance of investment securities, to $60.3 million for the first six months of 2001 from $74.6 million for the same period in 2000. This decrease resulted from including loans that were securitized pending delivery to the bond trustees in trading securities beginning in late December of 1999. These trading securities were delivered to the trustee during the first quarter of 2000. Additionally, the yield on the average portfolio balance for the six months ended June 30, 2001 was 6.68% compared to 7.17% for the same period in 2000.

Interest expense increased by $1.0 million, or 5.1%, to $20.9 million for the six months ended June 30, 2001 compared to $19.9 million for the same period in 2000. The increase is primarily due to the $36.6 million increase in average interest-bearing liabilities, to $840.2 million for the first half of 2001 from $803.6 million for the same period in 2000. The increase in average interest-bearing liabilities is due to the funding of the $30.4 million increase in average interest earning assets noted above combined with the funding of the $52.5 million increase in average non-interest earning assets, from $182.9 million for the first six months of 2000 to $235.4 million for the same period in 2001. This increase in average non-interest earning assets was primarily a result of the growth in The Leader's mortgage servicing assets from an average of $105.3 million for the year-to-date period ended June 30, 2000 to $142.2 million for the same period in 2001. The growth in the average balance of assets was partially funded by a $35.5 million increase in the average balance of non-interest-bearing liabilities, to $115.3 million for the six-months ended June 30, 2001 from $79.8 million for the same period in 2000. The growth in the average balance of non-interest-bearing liabilities was primarily the result of a $33.4 million increase in the average balance of customer escrow balances to $115.3 million for the first half of 2001 from $66.6 million for the same period in 2000.

Interest expense also increased due to an increase in the average cost of funds during the first six months of 2001 to 4.97% from 4.94% for the comparable period in 2000. This increase resulted from increases in the average costs of deposits and notes payable of 19 basis points and 20 basis points, respectively, from 4.55% and 6.29%, respectively for the six-months ended June 30, 2000, to 4.74% and 6.49%, respectively, for the same period in 2001. These increases were partially offset by a 14 basis point decrease in the average cost of Federal Home Loan Bank advances, from 5.44% for the first half of 2000 to 5.30% for the same period in 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------


Provision for Loan Losses. The provision for loan losses decreased to $1.4 million for the six-months ended June 30, 2001 compared to $2.0 million for the same period in 2000. As noted above, the 2000 amount included the $693,000 adjustment to reflect the change in accounting estimate on foreclosure loans at The Leader. First Defiance charged off $1.2 million of loans against its allowance for loan losses for the six-month period ended June 30, 2001 and realized recoveries of $315,000 from loans previously charged off. During the same period in 2000, First Defiance charged off $1.6 million in loans and realized recoveries of $245,000.

Non-Interest Income. Non-interest income increased $5.1 million for the six-month period ended June 30, 2001 to $30.1 million from $25.0 million for the 2001 and 2000 periods, respectively. Individual components of non-interest income are as follows:

Mortgage Banking Income. Mortgage banking income, which includes servicing fees and late charge income, increased to $22.1 million for the six-month period ended June 30, 2001 from $16.7 million for the same period in 2000. This increase in mortgage banking income was primarily the result of the growth in the mortgage-servicing portfolio noted in the Results of Operations section for the second quarter of 2001. The Company now services a total of 131,801 loans with a balance of $8.6 billion.

Gain on Sale of Loans. Gain on sale of loans decreased to $3.9 million for the six months ended June 30, 2001 from $4.5 million for the same period in 2000. The decrease in gains on sale of loans is a result of the decreased production in The Leader's niche first-time homebuyer programs noted in the Results of Operations section for the second quarter of 2001. Through the first half of 2001, loan settlements under these programs decreased to $851.0 million from $1,063.5 million for the same period in 2000.

Other Non-Interest Income. Other non-interest income, including insurance commission income, dividends on Federal Home Loan Bank stock, gains on sale of securities, trust revenues, and other miscellaneous charges, increased to $4.1 million for the six-month period ended June 30, 2001 from $3.7 million for the same period in 2000. The primary reason for the growth in other non-interest income was due to increasing deposit fees at the Company's First Federal Bank subsidiary from $597,000 for the six-month period ended June 30, 2000 to $980,000 for the same period in 2001.

Non-Interest Expense. Total non-interest expense increased to $31.8 million for the six-month period ended June 30, 2001 from $27.1 million for the same period in 2000. Excluding amortization and impairment of mortgage servicing rights, non-interest expenses increased by $1.1 million, or 5.3%, from $19.8 million for the first half of 2000 to $20.9 million for the same period of 2001. Significant individual components of the increase are as follows:

Amortization and Impairment of Mortgage Servicing Rights. Amortization and impairment of mortgage servicing rights increased from $7.2 million and $3,000, respectively, for the six-month period ended June 30, 2000 to $9.5 million and $1.4 million, respectively, for the same period in 2001 due to the growth in the mortgage servicing portfolio and greater than expected prepayments. See the discussion in the Results of Operations section for the second quarter of 2001. For the first

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------


half of 2001, the Company has experienced prepayments in the servicing portfolio of 7.68%, annualized, compared to 4.01%, annualized, for the same period in 2000.

Compensation and Benefits. Compensation and benefits increased $358,000, or 3.1%, from $11.4 million for the year-to-date period ended June 30, 2000 to $11.8 million for the same period in 2001. This increase was the result of planned expansions of The Leader's operations, increases at First Federal to support the growth in commercial lending and expansion of the branch network, and general cost of living increases throughout the Company.

Occupancy. Occupancy expense increased to $2.6 million for the six-month period ended June 30, 2001 from $2.4 million for the same period in 2000. This increase was a result of expansions throughout the Company.

Amortization of Goodwill. Amortization of goodwill amounted to $442,000 for the six months ended June 30, 2001 compared to $435,000 during the same period in 2000.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $6.0 million for the six-month period ended June 30, 2001 compared to $5.5 million for the same period in 2000. The increase in other non-interest expenses was primarily the result of expenses at The Leader relating to increases in the mortgage loan-servicing portfolio. These expenses include postage, examination fees, real estate inspection fees, and collateral handling fees. The increase in other non-interest expenses was partially offset by the decrease in amortization of other acquisition costs due to the expiration of certain contractual payments that ended June 30, 2000.

The effective tax rate utilized for the six months ended June 30, 2001 was 35.5% compared to 35.6% for the six months ended June 30, 2000.

As a result of the above factors, net income for the six-month period ended June 30, 2001 increased to $5.6 million from $4.7 million for the six-months ended June 30, 2000. On a per share basis, basic and diluted earnings per share for the six months ended June 30, 2001 were $.88 and $.86, respectively, compared to $.74 and $.73, respectively, for the same period in 2000. As stated above the results for the six months ended June 30, 2001 were negatively impacted by a pre-tax charge of nearly $1.4 million ($.14 per diluted share after tax) to write down the value of certain segments of the Company's mortgage servicing rights portfolio. Average shares outstanding for the basic and diluted calculations were 6,381,000 and 6,571,000, respectively, for the six-months ended June 30, 2001 compared to 6,272,000 and 6,394,000, respectively, for the same period in 2000.

Through June 30, 2001, First Defiance has declared dividends totaling $.24 per share.

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

First Defiance used $6.6 million of cash in operating activities during the first six months of 2001. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, including amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At June 30, 2001, First Defiance had $52.8 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $50.7 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $221.3 million of loans held-for-sale and it also had commitments to acquire $2.3 billion of mortgage loans under active or pending first-time homebuyer programs, all of which have offsetting commitments for sale into the secondary market as GNMA or FNMA mortgage-backed securities. Also as of June 30, 2001, the total amount of certificates of deposit that are scheduled to mature by June 30, 2002 is $304.0 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. Such investments are not classified as high risk at June 30, 2001 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations -Continued
--------------------------------------------------------------------------------

                                        Tangible        Core          Risk-Based
                                        Capital         Capital         Capital
                                        ---------      ---------      ---------
                                                 (Dollars in Thousands)
Regulatory capital                      $  65,569      $  65,569      $  74,097
Minimum required regulatory
   capital                                 15,360         40,961         54,534
                                        ---------      ---------      ---------
Excess regulatory capital               $  50,209      $  22,599      $  19,563
                                        =========      =========      =========
Regulatory capital as a
   percentage of assets (1)                   6.4%           6.4%          10.9%
Minimum capital required as
   a percentage of assets                     1.5%           4.0%           8.0%
                                        ---------      ---------      ---------
Excess regulatory capital as a
   percentage in excess of
   requirement                                4.9%           2.4%           2.9%
                                        =========      =========      =========

------------------------

 (1) Tangible and core capital are computed as a percentage of adjusted total assets of $1.024 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $681.7 million.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyses the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using June 2001 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

The simulation model used by First Defiance measures the impact of rising and falling interest rates on net interest income only. The Company also monitors the potential change in the value of its mortgage-servicing portfolio given the same 100 basis point shift in interest rates. At June 30, 2001, a 100 basis point decrease in interest rates would require a $6.2 million adjustment to First Defiance's reserve for impairment of MSRs.

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

                                            First Defiance Financial Corp.
                                            (Registrant)


Date:  August 13, 2001                      By:   /s/ William J. Small
       ---------------                         ------------------------
                                                  William J. Small
                                                  Chairman, President and
                                                  Chief Executive Officer


Date:  August 13, 2001                      By:   /s/ John C. Wahl
       ---------------                         -------------------
                                                  John C. Wahl
                                                  Senior Vice President, Chief
                                                  Financial Officer and
                                                  Treasurer