Form 10-Q
period 2001-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2001-11-14
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 2001
                                              ------------------

                                       OR

 [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934


             For the Transition Period from ___________to__________


                         Commission file number 0-26850
                                                -------

                         First Defiance Financial Corp.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                                 34-1803915
-------------------------------                         ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Number)


                    601 Clinton Street, Defiance, Ohio        43512
         ------------------------------------------------- ------------
               (Address of principal executive office)      (Zip Code)


Registrant's telephone number, including area code:  (419) 782-5015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,832,143 shares outstanding at October 13, 2001.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX

                                                                                Page Number
PART I.-FINANCIAL INFORMATION

 Item 1.    Consolidated Condensed Financial Statements (Unaudited):

            Consolidated Condensed Statements of Financial
            Condition - September 30, 2001 and December 31, 2000                     1

            Consolidated Condensed Statements of Income -
            Three and nine months ended September 30, 2001 and 2000                  3

            Consolidated Condensed Statement of Changes in
            Stockholders' Equity - Nine months ended
            September 30, 2001                                                       4

            Consolidated Condensed Statements of Cash Flows
            - Nine months ended September 30, 2001 and 2000                          6


            Notes to Consolidated Condensed Financial Statements                     8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                     16

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                             32

PART II.    OTHER INFORMATION:

 Item 1.    Legal Proceedings                                                       33

 Item 2.    Changes in Securities                                                   33

 Item 3.    Defaults upon Senior Securities                                         33

 Item 4.    Submission of Matters to a Vote of Security Holders                     33

 Item 5.    Other Information                                                       33

 Item 6.    Exhibits and Reports on Form 8-K                                        33

            Signatures                                                              34

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                  (Amounts in thousands, except for share data)

-----------------------------------------------------------------------------------------------

                                                          September 30, 2001  December 31, 2000
                                                          ------------------  -----------------
ASSETS

Cash and cash equivalents:
        Cash and amounts due from
               depository institutions                        $   10,847         $    7,320
        Interest-bearing deposits                                  7,326             13,634
                                                              ----------         ----------
                                                                  18,173             20,954
Securities:
        Available-for-sale, carried at fair value                 49,574             53,176
        Trading, carried at fair value                                --                234
        Held-to-maturity, carried at amortized cost
               (approximate fair value $6,312 and $7,770
               at September 30, 2001 and December 31,
               2000, respectively)                                 6,180              7,697
                                                              ----------         ----------
                                                                  55,754             61,107
Loans held for sale (at lower of cost or fair value,
       approximate fair value $222,753 and $232,314 at
       September 30, 2001 and December 31, 2000,
         respectively)                                           222,753            232,314
Loans receivable, net                                            534,457            541,208
Mortgage servicing rights                                        150,455            134,760
Accrued interest receivable                                        6,765              5,976
Federal Home Loan Bank stock                                      16,083             15,251
Office properties and equipment                                   22,189             22,203
Real estate and other assets held for sale                           540                312
Goodwill, net                                                     13,404             13,983
Other assets                                                      28,259             24,126
                                                              ----------         ----------

Total assets                                                  $1,068,832         $1,072,194
                                                              ==========         ==========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                  (Amounts in thousands, except for share data)

------------------------------------------------------------------------------------------------

                                                          September 30, 2001   December 31, 2000
                                                          ------------------   -----------------

LIABILITIES AND
        STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                                 $    29,500       $    33,256
Interest-bearing deposits                                        566,928           512,643
                                                             -----------       -----------
        Total deposits                                           596,428           545,899

Advances from Federal Home Loan Bank                             216,903           223,258
Warehouse and term notes payable                                  23,477           120,425
Advance payments by borrowers for taxes and insurance            111,028            67,982
Deferred taxes                                                     1,534             2,611
Other liabilities                                                 12,636            12,546
                                                             -----------       -----------
Total liabilities                                                962,006           972,721

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
        5,000,000 shares authorized; no shares
        issued -                                                      --
Common stock, $.01 par value per share:
        20,000,000 shares authorized; 6,831,143
         and 6,863,541 shares outstanding, respectively               68                69
Additional paid-in capital                                        53,417            53,512
Stock acquired by ESOP                                            (2,813)           (3,238)
Deferred compensation                                               (114)             (204)
Accumulated other comprehensive income,
        net of income taxes of $609
        and $(22), respectively                                    1,064                47
Retained earnings                                                 55,204            49,287
                                                             -----------       -----------
Total stockholders' equity                                       106,826            99,473
                                                             -----------       -----------

Total liabilities and stockholders' equity                   $ 1,068,832       $ 1,072,194
                                                             ===========       ===========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

-------------------------------------------------------------------------------------------------------
                                                  For the Three Months         For the Nine Months
                                                   Ended September 30,          Ended September 30,
                                                   2001           2000           2001          2000
                                                   ----           ----           ----          ----
Interest income
Loans                                            $ 16,051       $ 15,838       $ 46,703       $ 44,352
Investment securities                                 833            985          2,696          3,458
Interest-bearing deposits                              17             88            227            290
                                                 --------       --------       --------       --------
Total interest income                              16,901         16,911         49,626         48,100
Interest expense
Deposits                                            5,999          6,848         19,538         18,623
FHLB advances and other                             2,947          3,830          9,060          9,560
Notes payable and warehouse loans                     594          1,009          1,829          3,371
                                                 --------       --------       --------       --------
Total interest expense                              9,540         11,687         30,427         31,554
                                                 --------       --------       --------       --------
Net interest income                                 7,361          5,224         19,199         16,546
Provision for loan losses                           1,200            539          2,604          2,528
                                                 --------       --------       --------       --------
Net interest income after provision for
  loan losses                                       6,161          4,685         16,595         14,018
Noninterest income
Mortgage banking income                            11,281          9,292         33,409         25,995
Loan service fees and other charges                   659            627          1,854          1,536
Dividends on stock                                    280            278            836            792
Gain on sale of loans                               2,875          2,697          6,729          7,228
Loss on sale of securities                            (45)           (29)          (106)           (29)
Trust income                                           25            163             80            199
Other noninterest income                            1,186          1,003          3,558          3,271
                                                 --------       --------       --------       --------
Total noninterest income                           16,261         14,031         46,360         38,992
Noninterest expense
Compensation and benefits                           5,952          5,636         17,745         17,071
Occupancy                                           1,266          1,167          3,886          3,580
SAIF deposit insurance premiums                        32             30             92             88
State franchise tax                                   305            269            982            851
Data processing                                       291            307            899            955
Amortization of mortgage servicing rights           5,804          3,740         15,339         10,980
Net impairment of mortgage servicing rights         1,910              4          3,297              7
Amortization of goodwill                              223            219            664            654
Other noninterest expense                           2,093          2,572          6,762          6,821
                                                 --------       --------       --------       --------
Total noninterest expense                          17,876         13,944         49,666         41,007
                                                 --------       --------       --------       --------
Income before income taxes                          4,546          4,772         13,289         12,003
Federal income taxes                                1,576          1,604          4,678          4,176
                                                 --------       --------       --------       --------
Net income                                       $  2,970       $  3,168       $  8,611       $  7,827
                                                 ========       ========       ========       ========
Earnings per share (Note 4)
Basic                                            $   0.46       $   0.50       $   1.35       $   1.24
                                                 ========       ========       ========       ========
Diluted                                          $   0.45       $   0.49       $   1.31       $   1.22
                                                 ========       ========       ========       ========
 Dividends declared per share (Note 3)           $   0.12       $   0.11       $   0.36       $   0.33
                                                 ========       ========       ========       ========

Average shares outstanding (Note 4)
Basic                                               6,405          6,367          6,389          6,301
                                                 ========       ========       ========       ========
Diluted                                             6,601          6,451          6,581          6,411
                                                 ========       ========       ========       ========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in thousands)

----------------------------------------------------------------------------------------------------------------
                                                                       2001
                                                   -------------------------------------------------------------
                                                                                               Stock Acquired By
                                                                                               -----------------
                                                                    Additional                       Management
                                                   Common            Paid-in                         Recognition
                                                    Stock            Capital            ESOP            Plan
                                                    -----            -------            ----            ----
Balance at December 31                             $     69         $ 53,512         $ (3,238)        $   (204)

Comprehensive income:
        Net income
        Change in unrealized gains (losses)
               net of income taxes of $632
Total comprehensive income

ESOP shares released                                     --              173              425               --

Amortization of deferred compensation
      of Management Recognition Plan                                                                        90

Shares issued under stock option plan                    --              114               --               --

Purchase of common stock for
      treasury                                           (1)            (382)              --               --

Dividends declared (Note 3)

                                                   -----------------------------------------------------------
Balance at September 30                            $     68         $ 53,417         $ (2,813)        $   (114)
                                                   ===========================================================


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in thousands)


--------------------------------------------------------------------------------------------------------------------
                                                                          2001                             2000
                                                   ------------------------------------------------   --------------

                                                   Net Unrealized
                                                  Gains (Losses) on                     Total             Total
                                                   Available-for-      Retained      Stockholders'     Stockholder's
                                                   sale Securities     Earnings         Equity            Equity
Balance at December 31                              $      47        $  49,287         $  99,473         $  89,416

Comprehensive income:
        Net income                                         --            8,611             8,611             7,826
        Change in unrealized gains (losses),
                 net of income taxes of $632            1,017               --             1,017               494
                                                                                       ---------         ---------
Total comprehensive income                                 --               --             9,628             8,320

ESOP shares released                                       --               --               598               497

Amortization of deferred compensation
      of Management Recognition Plan                       --               --                90               192

Shares issued under stock option plan                      --               --               114               365

Purchase of common stock for
      treasury                                             --             (365)             (748)              (29)

Dividends declared (Note 3)                                --           (2,329)           (2,329)           (2,129)
                                                    ---------------------------------------------------------------

Balance at September 30                             $   1,064        $  55,204         $ 106,826         $  96,632
                                                    ==============================================================

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in thousands)

--------------------------------------------------------------------------------------------------
                                                                             Nine Months
                                                                          Ended September 30,
                                                                         2001              2000
                                                                   -------------------------------
Operating Activities
Net income                                                         $     8,611         $     7,827
Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
        Provision for loan losses                                        2,604               2,528
        Provision for depreciation                                       1,625               1,479
        Net securities amortization                                         23                  35
        Amortization of mortgage servicing rights                       15,339              10,980
        Net impairment of mortgage servicing rights                      3,297                   7
        Amortization of goodwill                                           664                 654
        Gain on sale of loans                                           (6,729)             (7,228)
        Amortization of Management Recognition Plan
               deferred compensation                                        90                 192
        Release of ESOP Shares                                             598                 497
        Gain on disposal of office properties and equipment                 --                 (60)
        Net securities losses                                              106                  29
        Deferred federal income tax credit                              (1,709)               (663)
        Proceeds from sale of loans                                  1,557,340           1,827,007
        Origination of mortgage servicing rights, net                  (34,331)            (39,258)
        Origination of loans held for sale                          (1,540,843)         (1,786,286)
        Increase in interest receivable and other assets                (5,007)             (5,008)
        Net repurchase of loans                                        (18,219)             (8,922)
        (Decrease) increase in other liabilities                            89                 942
                                                                   -----------         -----------
Net cash (used in) provided by operating activities                    (16,452)              4,752

Investing Activities
Proceeds from maturities of held-to-maturity securities                  1,494               1,611
Proceeds from maturities of available-for-sale securities                4,602               3,946
Proceeds from sale of available-for-sale securities                      3,079               1,046
Proceeds from sale of trading securities                                   233              29,568
Proceeds from sales of real estate, mobile homes, and
    other assets held for sale                                             443               2,640
Proceeds from sales of office properties and equipment                      37                 338
Purchases of available-for-sale securities                              (2,535)             (3,334)
Purchases of Federal Home Loan Bank stock                                 (832)               (788)
Purchases of office properties and equipment                            (1,648)             (2,503)
Net decrease (increase) in loans receivable                             21,489             (55,555)
                                                                   -----------         -----------
Net cash provided by (used in) investing activities                     26,362             (23,031)

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in thousands)

-----------------------------------------------------------------------------------------------------

                                                                            Nine Months Ended
                                                                              September 30,
                                                                        2001                  2000
                                                                        ----                  ----
Financing Activities
Net increase in deposits and advance payments by borrowers
        for taxes and insurance                                         93,575               51,887
Repayment of Federal Home Loan Bank long-term advances                    (355)            (100,546)
Repayment of term notes payable                                           (170)                (309)
Net (decrease) increase in Federal Home Loan Bank
        short-term advances                                            (96,000)              88,750
Proceeds from short-term line of credit                                  5,500               13,000
Proceeds from Federal Home Loan Bank long term notes                    90,000                   --
Decrease in mortgage warehouse loans                                  (102,278)             (27,352)
Purchase of common stock for treasury                                     (748)                 (29)
Cash dividends paid                                                     (2,329)              (2,122)
Proceeds from exercise of stock options                                    114                  365
                                                                     ---------            ---------
Net cash provided by (used in) financing activities                    (12,691)              23,644
                                                                     ---------            ---------
Increase (decrease) in cash and cash equivalents                        (2,781)               5,365
Cash and cash equivalents at beginning of period                        20,954               16,236
                                                                     ---------            ---------

Cash and cash equivalents at end of period                           $  18,173            $  21,601
                                                                     =========            =========

Supplemental cash flow information:
Interest paid                                                        $  30,782            $  31,845
                                                                     =========            =========
Income taxes paid                                                    $   5,570            $   4,500
                                                                     =========            =========
Transfers from loans to real estate
        and other assets held for sale                               $     242            $     390
                                                                     =========            =========
Noncash operating activities:
Change in deferred tax established on net unrealized
        gain or loss on available-for-sale securities                $    (632)           $    (255)
                                                                     =========            =========
Noncash investing activities:
Increase (decrease) in net unrealized gain or loss on
        available-for-sale securities                                $   1,649            $    (494)
                                                                     =========            =========
Noncash financing activities:
Cash dividends declared but not paid                                 $     779            $     711
                                                                     =========            =========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2001 and 2000)

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

        The accompanying consolidated condensed financial statements as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 have been prepared by First Defiance without audit and do not include certain information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

3.      Dividends on Common Stock

        As of September 30, 2001, First Defiance had declared a quarterly cash dividend of $.12 per share for the third quarter of 2001, payable October 26, 2001.

                         FIRST DEFIANCE FINANCIAL CORP.

                   (Unaudited at September 30, 2001 and 2000)

-------------------------------------------------------------------------------

4.      Earnings Per Share

        Basic earnings per share as disclosed under Statement of Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine-month periods ended September 30, 2001 and 2000. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2001 and 2000, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

        The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                   September 30,
                                                                    -------------                   -------------
                                                                2001             2000             2001             2000
                                                                ----             ----             ----             ----

        Numerator for basic and diluted
           earnings per share - net income                     $2,970           $3,168           $8,611           $7,827
                                                               ======           ======           ======           ======
        Denominator:
           Denominator for basic earnings per
               share - weighted average shares                  6,405            6,367            6,389            6,301
           Effect of dilutive securities:
               Employee stock options                             175               30              154               41
               Unvested Management Recognition
                    Plan stock                                     21               54               38               69
                                                               ------           ------           ------           ------
           Dilutive potential common shares                       196               84              192              110
                                                               ------           ------           ------           ------
           Denominator for diluted earnings
               per share - adjusted weighted average
               shares and assumed conversions                   6,601            6,451            6,581            6,411
                                                               ======           ======           ======           ======
        Basic earnings per share                               $  .46           $  .50           $ 1.35           $ 1.24
                                                               ======           ======           ======           ======
        Diluted earnings per share                             $  .45           $  .49           $ 1.31           $ 1.22
                                                               ======           ======           ======           ======

                         FIRST DEFIANCE FINANCIAL CORP.

                   (Unaudited at September 30, 2001 and 2000)

-------------------------------------------------------------------------------

5. Loans

Loans receivable and held for sale consist of the following (in thousands):


                                                            September 30,       December 31,
                                                               2001                2000
                                                                ----               ----
Real Estate:
       One-to-four family residential real estate             $437,358           $478,221
       Construction loans                                        8,475              9,628
       Commercial real estate                                  159,888            132,204
                                                              --------           --------
                                                               605,721            620,053
Other Loans:
       Commercial                                               87,390             82,851
       Consumer finance                                         43,480             52,142
       Home equity and improvement                              35,363             31,836
                                                              --------           --------
                                                               166,233            166,829
                                                              --------           --------
Total mortgage and other loans                                 771,954            786,882
Deduct:
       Loans in process                                          3,778              3,415
       Net deferred loan origination fees and costs              1,075              1,041
       Allowance for loan loss                                   9,891              8,904
                                                              --------           --------
       Totals                                                 $757,210           $773,522
                                                              ========           ========


Changes in the allowance for mortgage and other loan losses were as follows:

                                                        Three Months ended                     Nine Months ended
                                                           September 30,                         September 30,
                                                      2001               2000               2001              2000
                                                      ----               ----               ----              ----
Balance at beginning of period                      $ 9,391            $ 8,439            $ 8,904            $ 7,758
        Foreclosure expense charge-offs                (585)              (328)            (1,460)            (1,099)
        Credit loss charge-offs                        (268)               (14)              (625)              (825)
                                                    -------            -------            -------            -------
Total Charge-offs                                      (853)              (342)            (2,085)            (1,924)
        Foreclosure expenses recovered                   98                114                294                266
        Credit losses recovered                          55                 60                174                182
                                                    -------            -------            -------            -------
Total Recoveries                                        153                174                468                448
                                                    -------            -------            -------            -------
Net charge-offs                                        (700)              (168)            (1,617)            (1,476)
        Provision for foreclosure costs                 928                466              1,946              2,144
        Provision for credit losses                     272                 73                658                384
                                                    -------            -------            -------            -------
Total provision charged to income                     1,200                539              2,604              2,528
                                                    -------            -------            -------            -------
Balance at end of period                            $ 9,891            $ 8,810            $ 9,891            $ 8,810
                                                    =======            =======            =======            =======

                          FIRST DEFIANCE FINANCIAL CORP

                   (Unaudited at September 30, 2001 and 2000)

--------------------------------------------------------------------------------

6. Mortgage Servicing Rights

The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows (in thousands):

                                        Nine Months
                                           Ended              Year Ended
                                       September 30,          December 31,
                                           2001                  2000
                                           -----                 ----

Balance at beginning of period           $ 134,760            $  97,519

Loans sold, servicing retained              34,331               52,225
Net impairment charge                       (3,297)                 (21)
Amortization                               (15,339)             (14,963)
                                         ---------            ---------
Balance at end of period                 $ 150,455            $ 134,760
                                         =========            =========


Accumulated amortization of mortgage servicing rights aggregated approximately $47.8 million and $32.4 million at September 30, 2001 and December 31, 2000, respectively. Additionally, the accumulated reserve for impairment aggregated approximately $3.3 million and $11,000 at September 30, 2001 and December 31, 2000, respectively.

The Company's mortgage servicing portfolio (excluding subserviced loans) is comprised of the following as of September 30, 2001 (dollars in thousands):

                                   Number         Principal Balance
                                  of Loans          Outstanding
                                  --------          -----------
GNMA                               92,195           $6,546,053
FNMA                               14,164              934,496
FHLMC                               2,233              113,875
Other VA, FHA and
  conventional loans               27,245            1,267,108
                               ----------           ----------
                                  135,837           $8,861,532
                               ==========           ==========

                         FIRST DEFIANCE FINANCIAL CORP.

        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2001 and 2000)

-------------------------------------------------------------------------------

7. Deposits

        A summary of deposit balances is as follows (in thousands):

                                                        September 30,         December 31,
                                                            2001                  2000
                                                            ----                  ----
            Noninterest-bearing checking accounts       $   29,500           $   33,256
            Interest-bearing checking accounts              32,056               32,645
            Savings accounts                                36,546               37,551
            Money market demand accounts                   105,674               78,961
            Certificates of deposit                        392,652              363,486
                                                          --------             --------
                                                         $ 596,428           $  545,899
                                                         =========           ==========


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

                         FIRST DEFIANCE FINANCIAL CORP.

        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2001 and 2000)

-------------------------------------------------------------------------------

8. Line of Business Reporting-Continued
        Three-Months Ended September 30, 2001
                                                      (in thousands)

                                                                                 Retail               Mortgage
                                      Consolidated            Parent             Banking              Banking
                                      -------------------------------------------------------------------------
Total interest income                $   16,901           $   (4,065)           $   15,438           $    5,528
Total interest expense                    9,540               (3,915)               10,328                3,127
                                     --------------------------------------------------------------------------
Net interest income                       7,361                 (150)                5,110                2,401
Provision for loan losses                 1,200                   --                   272                  928
                                     --------------------------------------------------------------------------
Net interest income after
       provision                          6,161                 (150)                4,838                1,473
Non-interest income                      16,261                  590                 1,734               13,937
Non-interest expense                     17,876                  628                 4,598               12,650
                                     --------------------------------------------------------------------------
Income before income taxes                4,546                 (188)                1,974                2,760
Income taxes                              1,576                  (54)                  649                  981
                                     --------------------------------------------------------------------------
Net income                           $    2,970           $     (134)           $    1,325           $    1,779
                                     ==========================================================================

Total assets                         $1,068,832           $ (436,802)           $1,059,718           $  445,916
                                     ==========================================================================


                                                     Nine-months Ended September 30, 2001
                                                               (in thousands)
                                                                                 Retail               Mortgage
                                      Consolidated            Parent             Banking              Banking
                                      -------------------------------------------------------------------------
Total interest income                $   49,626           $  (12,903)           $   48,454           $   14,075
Total interest expense                   30,427              (12,375)               33,076                9,726
                                     --------------------------------------------------------------------------
Net interest income                      19,199                 (528)               15,378                4,349
Provision for loan losses                 2,604                   --                   658                1,946
                                     --------------------------------------------------------------------------
Net interest income after
       provision                         16,595                 (528)               14,720                2,403
Non-interest income                      46,360                1,698                 5,032               39,630
Non-interest expense                     49,666                2,005                13,491               34,170
                                     --------------------------------------------------------------------------
Income before income taxes               13,289                 (835)                6,261                7,863
Income taxes                              4,678                 (256)                2,057                2,877
                                     --------------------------------------------------------------------------
Net income                           $    8,611           $     (579)           $    4,204           $    4,986
                                     ==========================================================================

Total assets                         $1,068,832           $ (436,802)           $1,059,718           $  445,916
                                     ==========================================================================

                         FIRST DEFIANCE FINANCIAL CORP.

                   (Unaudited at September 30, 2001 and 2000)

--------------------------------------------------------------------------------

8. Line of Business Reporting-Continued

                                                     Three-Months Ended September 30, 2000
                                                                 (in thousands)
                                                                                 Retail               Mortgage
                                      Consolidated            Parent             Banking              Banking
                                     --------------------------------------------------------------------------


Total interest income                $   16,911           $   (5,586)           $   17,714           $    4,783
Total interest expense                   11,687               (5,463)               12,401                4,749
                                     --------------------------------------------------------------------------
Net interest income                       5,224                 (123)                5,313                   34
Provision for loan losses                   539                   --                    73                  466
                                     --------------------------------------------------------------------------
Net interest income after
       provision                          4,685                 (123)                5,240                 (432)
Non-interest income                      14,031                  520                 1,170               12,341
Non-interest expense                     13,944                  757                 4,328                8,859
                                     --------------------------------------------------------------------------
Income before income taxes                4,772                 (360)                2,082                3,050
Income taxes                              1,604                 (109)                  666                1,047
                                     --------------------------------------------------------------------------
Net income                           $    3,168           $     (251)           $    1,416           $    2,003
                                     ==========================================================================

Total assets                         $1,021,309           $ (345,190)           $  985,420           $  381,079
                                     ==========================================================================

                                                     Nine-months Ended September 30, 2000
                                                              (in thousands)

                                                                                 Retail               Mortgage
                                      Consolidated            Parent             Banking              Banking
                                     --------------------------------------------------------------------------

Total interest income                $   48,100           $  (14,415)           $   48,358           $   14,157
Total interest expense                   31,554              (14,317)               32,647               13,224
                                     --------------------------------------------------------------------------
Net interest income                      16,546                  (98)               15,711                  933
Provision for loan losses                 2,528                   --                   384                2,144
                                     --------------------------------------------------------------------------
Net interest income after
       provision                         14,018                  (98)               15,327               (1,211)
Non-interest income                      38,992                1,786                 3,153               34,053
Non-interest expense                     41,007                2,164                12,989               25,854
                                     --------------------------------------------------------------------------
Income before income taxes               12,003                 (476)                5,491                6,988
Income taxes                              4,176                 (118)                1,758                2,536
                                     --------------------------------------------------------------------------
Net income                           $    7,827           $     (358)           $    3,733           $    4,452
                                     ==========================================================================

Total assets                         $1,021,309           $ (345,190)           $  985,420           $  381,079
                                     ==========================================================================

                         FIRST DEFIANCE FINANCIAL CORP.

                   (Unaudited at September 30, 2001 and 2000)

--------------------------------------------------------------------------------

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

10. Accounting Pronouncements Pending Adoption

        Business Combinations. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which replaces Accounting Principles Board Opinion No. 16. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Subsequent to June 30, 2001, First Defiance has not initiated any business combinations that would have qualified for the pooling-of-interest method of accounting.


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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $6.2 million at September 30, 2001. Loans held-for-sale securitized in the normal course of The Leader's operations are classified as trading securities, reported at fair market value. The Leader has committed to sell these securities at their carrying value. Securities not classified as held-to-maturity or trading are classified as available-for-sale, which are stated at fair value and had a recorded value of $49.6 million at September 30, 2001. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($18.7 million), corporate bonds ($9.7 million), certain municipal obligations ($7.9 million), adjustable-rate mortgage-backed security mutual funds ($3.4 million), CMOs and REMICs ($5.3 million), mortgage-backed securities ($2.3 million), and preferred stock and other equity investments ($2.3 million). In accordance with Statement of Financial Accounting Standards No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $1.7 million at September 30, 2001, or $1.1 million after considering the related deferred tax liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------

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

Changes in Financial Condition
At September 30, 2001, First Defiance's total assets, deposits (including customer's escrow deposits) and stockholders' equity amounted to $1.069 billion, $707.4 million and $106.8 million, respectively, compared to $1.072 billion, $613.9 million and $99.5 million, respectively, at December 31, 2000.

Net loans receivable have decreased to $534.4 million at September 30, 2001 from $541.2 million at December 31, 2000. This decrease is a result of conventional mortgages, which were previously kept in the loan portfolio, being refinanced due to the low interest rate environment and subsequently sold to the secondary market. During the same period, loans held for sale decreased to $222.8 million at September 30, 2001 from $232.3 million at December 31, 2000. The reduction in the available for sale loans is a result of decreased production in The Leader's bond programs as well as efforts by management to minimize the balance of this lower yielding asset.

Mortgage servicing rights increased to $150.5 million at September 30, 2001 from $134.8 at December 31, 2000. Mortgage servicing rights are recorded when loans available for sale are securitized and sold into the secondary market and the value is based on the servicing fees earned on the underlying mortgage loan being serviced, management's estimate of future prepayments and a number of other factors. At September 30, 2001 the weighted average coupon rate of the mortgage servicing portfolio was 6.99% compared to 7.00% at December 31, 2000. The Company has an independent appraisal prepared annually and estimates the fair value each month based upon the results of the appraisal. The most recent independent appraisal was completed as of May 31, 2001. The approximate fair market value of the mortgage servicing rights was $163.5 million at September 30, 2001 compared to $184.9 million at December 31, 2000. The actual value of servicing may vary significantly from the estimated fair value due to changes in interest rates or other market conditions. See Non-Interest Expense discussion included in Management's Discussion and Analysis and Item 3 - Qualitative and Quantitative Disclosure About Market Risk.

Deposits increased from $545.9 million at December 31, 2000 to $596.4 million as of September 30, 2001. This increase was the result of a $26.7 million increase in money market demand accounts and a $29.2 million increase in certificates of deposit, net of decreases in non-interest-bearing checking, interest bearing demand deposit accounts and savings accounts of $3.8 million, $600,000 and $1.0 million, respectively. The increase in deposits was due to a combination of

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------


favorable rates and marketing of the Company's money market demand and certificate of deposit accounts and the continued growth of recently opened branches.

Customer's escrow deposits increased from $68.0 million at December 31, 2000 to $111.0 million at September 30, 2001 due to increases in prepayments in The Leader's loan servicing portfolio. The Leader holds proceeds from prepayments for a period of up to forty-five days prior to being remitted to the investors. Advances from the Federal Home Loan Bank decreased to $216.9 million as of September 30, 2001 from $223.3 million as of December 31, 2000. As a result of the increases in internal sources of funds, warehouse and term notes payable decreased from $120.4 million as of December 31, 2000 to $23.4 million.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------

Average Balances, Net Interest Income and Yields Earned and Rates Paid
The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. All average balances are based upon daily balances. See Results of Operations section for a discussion of the impact on loan yields for the nine-months ended September 30, 2000, resulting from a change in the estimated income on loans 90 days or more past due which have FHA insurance or VA guarantees.

                                                                   Three Months Ended September 30,
                                             --------------------------------------------------------------------------------
                                                             2001                                     2000
                                             ----------------------------------      ----------------------------------------
                                             Average                     Yield/      Average                          Yield/
                                             Balance        Interest     Rate(1)     Balance         Interest         Rate(1)
                                             -------       --------     -------      -------         --------         -------
Interest-earning assets:
    Loans receivable                      $  814,038     $   16,051       7.89%    $  758,019     $   15,837             8.36%
    Securities                                57,120            850       5.95         61,655          1,073             6.96
    FHLB stock                                15,807            280       7.09         14,695            278             7.57
                                           ----------     ----------               ----------     ----------
    Total interest-earning assets            886,965         17,181       7.75        834,369         17,188             8.24
Non-interest-earning assets                  243,446                                  206,267
                                          ----------                               ----------
    Total assets                          $1,130,411                               $1.040,636
                                          ==========                               ==========

Interest-bearing liabilities:
    Deposits                              $  581,674     $    5,999       4.13%    $  542,468     $    6,848             5.05%
    FHLB advances and other                  251,524          2,947       4.69        251,344          3,830             6.10
    Notes payable                             51,064            594       4.65         55,477          1,009             7.28
                                          ----------     ----------                ----------     ----------
    Total interest-bearing liabilities       884,262          9,540       4.32        849,289         11,687             5.50
                                          ----------     ----------       ----     ----------     ----------
Non-interest-bearing liabilities             140,773                                   96,646
                                          ----------                               ----------
    Total liabilities                      1,025,035                                  945,935
Stockholders' equity                         105,376                                   94,701
                                          ----------                               ----------
    Total liabilities and stock-
         holders' equity                  $1,130,411                               $1,040,636
                                          ==========                               ==========
Net interest income; interest
    rate spread                                          $    7,641       3.43%                   $    5,501             2.74%
                                                         ----------       ----                    ----------            -----
Net interest margin (2)                                                   3.45%                                          2.64%
                                                                          ----                                          -----
Average interest-earning assets
    to average interest-bearing
    liabilities                                                            100%                                            98%
                                                                          ====                                          =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------


                                                                       Nine Months Ended September 30,
                                             --------------------------------------------------------------------------------
                                                             2001                                     2000
                                             ----------------------------------      ----------------------------------------
                                             Average                     Yield/      Average                          Yield/
                                             Balance        Interest     Rate(1)     Balance         Interest         Rate(1)
                                             -------       --------     -------      -------         --------         -------
Interest-earning assets:
    Loans receivable                      $  768,825     $   46,703        8.10% $  721,073     $   44,352       8.20%
    Securities                                59,212          2,923        6.58      70,270          3,748       7.11
    FHLB stock                                15,531            836        7.18      14,436            792       7.32
                                          ----------     ----------              ----------     ----------
    Total interest-earning assets            843,568         50,462        7.98     805,779         48,892       8.09
Non-interest-earning assets                  238,095                                190,670
                                                                                 ----------
    Total assets                          $1,081,663                             $  996,449
                                          ==========                             ==========

Interest-bearing liabilities:
    Deposits                              $  574,787     $   19,538        4.53% $  526,052     $   18,623       4.72%
    FHLB advances and other                  237,715          9,060        5.08     224,248          9,560       5.68
    Notes payable                             42,387          1,829        5.75      68,546          3,371       6.56
                                          ----------     ----------              ----------     ----------
    Total interest-bearing liabilities       854,889         30,427        4.75     818,846         31,554       5.14
                                                                           ----  ----------     ----------       ----
Non-interest-bearing liabilities             123,777                                 85,402
                                          ----------                             ----------
    Total liabilities                        978,666                                904,248
Stockholders' equity                         102,997                                 92,201
                                          ----------                             ----------
Total liabilities and stock-
         holders' equity                  $1,081,663                             $  996,449
                                          ==========                             ==========
Net interest income; interest
    rate spread                                          $   20,035        3.23%                $   17,338       2.95%
                                                         ==========        ====                 ==========       ====
Net interest margin (2)                                                    3.17%                                 2.87%
                                                                           ====                                  ====
Average interest-earning assets
    to average interest-bearing
    liabilities                                                              99%                                   98%
                                                                           ====                                  ====


(1) Annualized
(2) Net interest margin is net interest income divided by average interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------

Results of Operations
---------------------

Three Months Ended September 30, 2001 compared to Three Months Ended September
--------------------------------------------------------------------------------
30, 2000
--------

On a consolidated basis, First Defiance had net income of $3.0 million for the three months ended September 30, 2001 compared to $3.2 million for the same period in 2000. On a per share basis, basic and diluted earnings per share were $.46 and $.45, respectively, for the 2001 third quarter compared to $.50 and $.49, respectively, for the 2000 third quarter.

The results for the quarter included a pre-tax charge of $1.9 million to write down the value of certain segments of the Company's mortgage servicing rights portfolio managed by The Leader. These write-downs were necessitated by increased prepayments as a result of the current lower interest rate environment. This adjustment resulted in an after-tax reduction in earnings of $.19 per share.

Cash earnings for the third quarter of 2001 were $3.2 million or $.48 per diluted share compared to $3.4 million or $.52 per diluted share for the same period in 2000. Cash earnings are calculated by excluding the net income impact of amortization of goodwill.

Net Interest Income. Net interest income for the quarter ended September 30, 2001 was $7.4 million compared to $5.2 million for the same period in 2000. Net interest margin for the 2001 third quarter was 3.45% compared to 2.64% for the same period in 2000, an increase of 81 basis points.

Total interest income was essentially unchanged at $16.9 million for the three months ended September 30, 2001 compared to the same period in 2000. The average balance of interest-earning assets increased $52.6 million when comparing the third quarter of 2001 to the third quarter of 2000. However, the yield on interest-earning assets decreased 49 basis points to 7.75% for the three-month period ended September 30, 2001 from 8.24% for the same period in 2000 due to declining interest rates. Interest earnings from the loan portfolio increased $214,000 from $15.8 million for the three months ended September 30, 2000 to $16.1 million for the same period in 2001. This increase was due to the fact that the effect of increases in the average balances of loans receivable exceeded the effects of declines in yields. The average balance of loans was $814.0 million compared to $758.0 million for the same period in 2000. Loan yields decreased by 47 basis points, from 8.36% for the three-months ended September 30, 2000 to 7.89% for the three-months ended September 30, 2001.

Interest earnings from the investment portfolio decreased to $850,000 for the three months ended September 30, 2001 compared to $1.1 million for the same period in 2000. The decrease in interest on investments was primarily the result of a $4.5 million decrease in the average balance of investment securities, from $61.2 million for the third quarter of 2000 to $57.1 million for the same period in 2001. Additionally, the yield on the average portfolio balance declined 101 basis points, to 5.95 % at September 30, 2001 compared to 6.96% for the same period in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------

Interest expense decreased by $2.1 million, or 18.4%, to $9.5 million for the third quarter of 2001 compared to $11.7 million for the same period in 2000. The decrease is primarily due to the 118 basis point decrease in the average cost of interest-bearing liabilities, to 4.32% for the third quarter of 2001 from 5.50% for the same period of 2000. The decrease in funding cost was partially offset by the $35.0 million increase in the average balance of interest-bearing liabilities during the same period, from $849.3 million for the three-months ended September 30, 2000 to $884.3 million for the same period in 2001. The increase in average interest-bearing liabilities is primarily due to the funding of a $52.6 million increase in average interest-earning assets noted above combined with a $37.1 million increase in average non-interest-earning assets, from $206.3 million for the third quarter of 2000 to $243.4 million for the same period in 2001. This increase in average non-interest-earning assets was primarily a result of the growth in The Leader's mortgage servicing assets from an average of $120.3 million for the three-months ended September 30, 2000 to $148.3 million for the same period in 2001. The growth in average assets was partially funded by a $44.1 million increase in the average balance of non-interest-bearing liabilities, from $96.6 million for the three-months ended September 30, 2000 to $140.8 million for the same period in 2001. The growth in the average balance of non-interest-bearing liabilities was primarily the result of a $39.4 million increase in the average balance of customer escrow balances from $82.0 million for the third quarter of 2000 to $121.4 million for the same period in 2001.

The decrease in the Company's average cost of interest-bearing liabilities was the result of the Company's strategy to position the balance sheet for lower interest rates. The average costs of deposits and FHLB advances declined 92 basis points and 141 basis points, respectively, to 4.13% and 4.69%, respectively for the three-months ended September 30, 2001 from 5.05% and 6.10%, respectively for the same period in 2000. Additionally, the average balance of interest-bearing deposits, the Company's lowest cost source of interest-bearing liabilities, increased from $542.3 million for the three-months ended September 30, 2000 to $581.7 million for the same period in 2001. This growth, a result of favorable rates on the money market deposit account, effective marketing, increased penetration with commercial accounts and increased volumes at recently opened branches, was a factor in allowing the Company to reduce the average balance in warehouse and term notes payable, the Company's highest cost source of funding, from $55.5 million for the third quarter of 2000 to $51.1 million for the same period in 2001.

Provision for Loan Losses. The provision for loan losses for First Defiance is comprised of two separate and distinct components: provisions for foreclosure expenses and provisions for credit losses.

The provision for foreclosure expenses is management's best estimate of the costs the Company will incur to take loans in the mortgage servicing portfolio through the foreclosure process. First Defiance generally incurs a loss of between $1,500 and $2,000 per loan that goes into foreclosure. For the three months ended September 30, 2001 the total provision for foreclosure losses was $928,000, compared to $466,000 for the same period in 2000. The increase is due to an increase in foreclosure filings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------

The provision for credit losses was $272,000 for the 2001 third quarter compared to $73,000 for the 2000 third quarter. Provisions for credit losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio.

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets, totaled $2.5 million at September 30, 2001, which is .24% of total assets. Non-performing loans and repossessed assets reported do not include $18.2 million for mortgage loans 90 days or more past due which have FHA insurance or VA guarantees. The risk of loss on these loans is generally limited to the administrative cost of foreclosure actions, which is provided for in the allowance for foreclosure losses. The total allowance for loan losses at September 30, 2001 was $9.9 million compared to $8.8 million at September 30, 2000 and $8.9 million at December 31, 2000. For the quarter ended September 30, 2001, First Defiance charged off $268,000 of credit losses and $585,000 of foreclosure costs against its allowance and realized recoveries of $55,000 from credit losses previously charged off and $98,000 from foreclosure losses previously charged off. During the same quarter in 2000, First Defiance charged off $14,000 in credit losses and $328,000 of foreclosure costs and realized recoveries of $60,000 of credit losses and $114,000 of foreclosure costs.

Non-Interest Income. Non-interest income increased substantially in the third quarter of 2001, from $14.0 million for the quarter ended September 30, 2000 to $16.3 million for the same period in 2001. Individual components of non-interest income are as follows:

Mortgage Banking Income. Mortgage banking income, which includes servicing fees and late charge income, increased to $11.3 million for the three-month period ended September 30, 2001 compared to $9.3 million for the same period in 2000, an increase of $2.0 million or 21.5%. This increase in mortgage banking income was primarily the result of the growth in the mortgage servicing portfolio from $7.5 billion as of September 30, 2000 to $8.9 billion at September 30, 2001.

Gain on Sale of Loans. Gain on sale of loans increased to $2.9 million for the quarter ended September 30, 2001 from $2.7 million for the same period of 2000. Gains realized from securitizing loans under the Company's niche first-time home-buyers programs were $1.5 million in the current quarter, a reduction from $2.5 million from the 2000 third quarter. In a falling interest rate environment, like the industry has experienced thus far in 2001, demand for the first-time homebuyer loans declines initially, resulting in lower loan production levels. Over time, the housing finance agencies generally react to lower market rates with lower program rates. Gains from conventional mortgage lending, both at First Federal and through The Leader's retail origination division, have offset some of the declines in the first-time homebuyer programs. Total gain on sale from conventional mortgage originations was $1.0 million for the 2001 third quarter, compared to $167,000 in the same period in 2000. The 2001 third quarter also included a gain of $385,000 from the sale of 30 and 60 day past due loans which were

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------

purchased out of the servicing portfolio and sold to a third party. It is anticipated that the Company will realize gains from similar sales from time to time as conditions allow.

Other Non-Interest Income. Other non-interest income, including insurance commission income, dividends on Federal Home Loan Bank stock, loan servicing fees and other charges, and other miscellaneous charges, increased to $2.1 million for the quarter ended September 30, 2001 from $2.0 million for the same period in 2000. Deposit fees and other related charges at First Federal increased $220,000, to $578,000 for the three-months ended September 30, 2001 from $358,000 for the same period in 2000.

Non-Interest Expense. Total non-interest expense increased from $13.9 million for the quarter ended September 30, 2000 to $17.9 million for the same period in 2001. Excluding amortization and impairment of mortgage servicing rights non-interest expense for the 2001 third quarter was $10.16 million, slightly less than the $10.20 million in other non-interest expense recognized in the 2000 third quarter. Significant individual components of the increase are as follows:

Amortization and Impairment of Mortgage Servicing Rights. Amortization and impairment of mortgage servicing rights (MSRs) increased to $5.8 million and $1.9 million, respectively, for the quarter ended September 30, 2001 from $3.7 million and $4,000, respectively, for the same period in 2000. These increases were due both to an acceleration of amortization due to increased prepayment activity and the overall growth in the mortgage servicing portfolio, which increased from $7.5 billion as of September 30, 2000 to $8.9 billion at September 30, 2001. The lower interest rate environment of the third quarter of 2001 has increased prepayments on the Company's servicing portfolio to 9.83%, annualized, compared to 4.54% for the third quarter of 2000, annualized. The majority of the impairment charge was isolated to a specific segment of the Company's servicing portfolio, which is servicing mortgages issued under taxable bond programs with coupon rates ranging from 8.00% to 9.00%. The total estimated fair value of the Company's servicing portfolio as of September 30, 2001 was $163.5 million, which exceeds gross book value (excluding the impairment charges recorded) by $13.0 million. Management believes it has accounted for impairment in a conservative manner by using published industry prepayment speeds, adjusted to account for the lower prepayment characteristics of the Company's portfolio to calculate the fair value of the portfolio. Those prepayment speeds increased significantly during the month of September. Management estimates that if prepayment rates remain at the level they were at on September 30, there will be a fourth quarter pre-tax impairment adjustment of between $3.5 million and $4.5 million. If interest rates drop further from the September 30, 2001 levels, the impairment charges likely will exceed $4.5 million.

Compensation and Benefits. Compensation and benefits increased $316,000 from $5.6 million for the quarter ended September 30, 2000 to $5.9 million for the same period in 2001. This increase is due to staffing level increases at First Federal to handle the increased production of conventional mortgage loans and to generate deposits bank-wide. In addition, a full service branch in Bowling Green, Ohio opened in the fourth quarter of 2000.

Occupancy. Occupancy expense increased from $1.2 million for the three-month period ended September 30, 2000 to $1.3 million for the three months ended September 30, 2001. This increase was a result of expansions throughout the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------

Amortization of Goodwill. Amortization of goodwill amounted to $223,000 in the third quarter of 2001 compared to $219,000 during the same period in 2000. Under the recently issued Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangibles, First Defiance will not amortize goodwill beginning in January 2002. However, goodwill will be subject to periodic tests for impairment. Management has not completed the review necessary to determine the impact of adopting SFAS No. 142.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, loan servicing, and amortization of other acquisition costs) decreased from $3.2 million for the quarter ended September 30, 2000 to $2.6 million for the same period in 2001. The decrease in other non-interest expenses was primarily the result of expenses incurred at The Leader during the third quarter of 2000 relating to the buy-back of a group of loans from its servicing portfolio. In addition, there was a decrease in amortization of other acquisition costs due to the expiration of certain contractual payments that ended June 30, 2001. These were partially offset by an increase of expense at The Leader relating to increases in the mortgage loan-servicing portfolio. These expenses included postage, examination fees, real estate inspection fees, and collateral handling fees.

First Defiance has computed federal income tax expense in accordance with SFAS No. 109 which resulted in an effective tax rate of 34.7% for the quarter ended September 30, 2001 compared to 33.6% for the same period in 2000.

As a result of the above factors, net income for the quarter ended September 30, 2001 was $3.0 million compared to $3.2 million for the comparable period in 2000. On a per share basis, basic and diluted earnings per share for the three months ended September 30, 2001 were $.46 and $.45, respectively, compared to $.50 and $.49, respectively, for the same period in 2000. Average shares outstanding for the basic and diluted calculations were 6,405,000 and 6,601,000, respectively, for the quarter ended September 30, 2001 compared to 6,367,000 and 6,451,000, respectively, for the quarter ended September 30, 2000.

First Defiance's board of directors declared a dividend of $.12 per common share as of September 30, 2001. The dividend amounted to $819,857, including dividends on unallocated ESOP shares. It was paid on October 26, 2001. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2000
----

On a consolidated basis, First Defiance had net income of $8.6 million for the nine months ended September 30, 2001 compared to $7.8 million for the same period in 2000. On a per share basis, basic and diluted earnings per share were $1.35 and $1.31, respectively, compared to $1.24 and $1.22 basic and diluted per share earnings for the same period in 2000. The results for the nine-month period ended September 30, 2001 included a $3.3 million pre-tax charge ($.33 per

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------



share after-tax) to write down the value of certain segments of the Company's mortgage servicing rights portfolio.

Cash earnings for the nine-months ended September 30, 2001 were $9.2 million or $1.40 per diluted share compared to $8.4 million or $1.32 per diluted share for the same period in 2000. Cash earnings are calculated by excluding the net income impact of amortization of goodwill.

Net Interest Income. Net interest income before provision for loan losses increased to $19.2 million for the nine-month period ending September 30, 2001 compared to $16.5 million for the same period in 2000. The 2000 results included a one-time adjustment of $690,000 for interest on certain loans that were more than 90 days delinquent which had been purchased out of the servicing portfolio by The Leader and which had FHA insurance or VA guarantees. In addition, management enhanced its method of estimating the required reserve for potential losses on foreclosure loans to more accurately reflect the total risk inherent in the servicing and loan portfolios at The Leader. This resulted in a one-time adjustment to provision for loan losses of $693,000. The net impact of these two items essentially offset each other and without these adjustments earnings for the nine months ended September 30, 2000 would still have been $1.22 per diluted share. The net interest margin for the first three quarters of 2001 was 3.17% compared to 2.87% for the same period in 2000 (2.75% excluding the one-time adjustment noted above). The interest rate spread also increased to 3.23% for the nine-month period ended September 30, 2001 from 2.95% for the same period in 2000 (2.84% excluding the one-time adjustment).

Excluding the estimate change, total interest income increased by $2.2 million, or 4.7%, from $47.4 million for the nine months ended September 30, 2000 to $49.6 million for the same period in 2001. The increase was due to a $37.8 million increase in the average balance of interest-earning assets for the nine months ended September 30, 2001 when compared to the same period in 2000. The yield on interest earning assets has remained the same at 7.98% (8.09% including the change in estimate for 2000) for both the year-to-date periods ended September 30, 2001 and 2000. Excluding the impact of the change in estimate noted above, interest earnings on the loan portfolio increased $3.0 million to $46.7 million for the nine months ended September 30, 2001 from $43.7 million for the same period in 2000. This increase was due to increases in the average balance of loans receivable and the yield on these loans from $721.1 million and 8.07% for the nine-month period ended September 30, 2000, respectively, to $768.8 million and 8.10%, respectively, for the same period in 2001. As previously noted, although interest rates have been decreasing throughout the first nine months of 2001, the Company has increased the yield on the loan portfolio as a result of continued growth in higher yielding commercial and commercial real estate loans.

Interest earnings from the investment portfolio decreased to $2.9 million for the nine months ended September 30, 2001 compared to $3.7 million for the same period in 2000. The decrease in interest income was primarily the result of a $11.1 million decrease in the average balance of investment securities, to $59.2 million for the first nine months of 2001 from $70.3 million for the same period in 2000. This decrease resulted from including loans that were securitized pending delivery to the bond trustees in trading securities beginning in late December of 1999. These trading securities were delivered to the trustee during the first quarter of 2000. Additionally, the yield on the average portfolio balance for the nine months ended September 30, 2001 was 6.58% compared to 7.11% for the same period in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------

Interest expense decreased by $1.1 million, or 3.6%, to $30.4 million for the nine months ended September 30, 2001 compared to $31.6 million for the same period in 2000. The decrease is due to a 39 basis point decrease in the cost of interest-bearing liabilities, from 5.14% in the first nine months of 2000 compared to 4.75% in the same period in 2001. This decrease resulted from decreases in the average costs of deposits and notes payable of 19 basis points and 81 basis points, respectively, from 4.72% and 6.56%, respectively for the nine-months ended September 30, 2000, to 4.53% and 5.75%, respectively, for the same period in 2001. The average cost of Federal Home Loan Bank advances also decreased 60 basis points, from 5.68% for the nine months of 2000 to 5.08% for the same period in 2001.

The decrease in the average costs of funds was partially offset by a $36.0 million increase in the average balances of interest-bearing liabilities, to $854.9 million for the first three quarters of 2001 from $818.8 million for the same period in 2000. The increase in average interest-bearing liabilities is due to the funding of the $37.8 million increase in average interest-earning assets noted above combined with the funding of the $47.4 million increase in average non-interest-earning assets, from $190.7 million for the first nine months of 2000 to $238.1 million for the same period in 2001. This increase in average non-interest-earning assets was primarily a result of the growth in The Leader's mortgage servicing assets from an average of $110.3 million for the year-to-date period ended September 30, 2000 to $144.2 million for the same period in 2001. The growth in the average balance of assets was partially funded by a $38.4 million increase in the average balance of non-interest-bearing liabilities, to $123.8 million for the nine-months ended September 30, 2001 from $85.4 million for the same period in 2000. The growth in the average balance of non-interest-bearing liabilities was primarily the result of a $27.2 million increase in the average balance of customer escrow balances to $107.1 million for the first nine months of 2001 from $79.9 million for the same period in 2000.

Provision for Loan Losses. For the nine months ended September 30, 2001, the total provision for foreclosure losses was $1.9 million, compared to $2.1 million for the same period in 2000. The 2000 period includes an adjustment of approximately $700,000 made related to a change in the method for estimating foreclosure losses.

The provision for credit losses was $658,000 for the 2001 nine-month period ended September 30 compared to $384,000 for the same nine-month period in 2000. The increase is due to continued growth in the Company's commercial and non-residential real estate loan portfolios which require larger provisions.

For the nine months ended September 30, 2001, First Defiance charged off $625,000 of credit losses and $1.5 million of foreclosure costs against its allowance and realized recoveries of $174,000 from credit losses previously charged off and $294,000 from foreclosure losses previously charged off. During the same nine months in 2000, First Defiance charged off $825,000 in credit losses and $1.1 million of foreclosure costs and realized recoveries of $182,000 of credit losses and $266,000 of foreclosure costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------


Non-Interest Income. Non-interest income increased $7.4 million for the nine-month period ended September 30, 2001 to $46.4 million from $39.0 million for 2000 period. Individual components of non-interest income are as follows:

Mortgage Banking Income. Mortgage banking income, which includes servicing fees and late charge income, increased to $33.4 million for the nine-month period ended September 30, 2001 from $26.0 million for the same period in 2000. This increase in mortgage banking income was primarily the result of the growth in the mortgage-servicing portfolio noted in the Results of Operations section for the third quarter of 2001. The Company now services a total of 135,837 loans with a balance of $8.9 billion.

Gain on Sale of Loans. Gain on sale of loans decreased to $6.7 million for the nine months ended September 30, 2001 from $7.2 million for the same period in 2000. The decrease in gains on sale of loans is a result of the decreased production in The Leader's niche first-time homebuyer programs noted in the Results of Operations section for the third quarter of 2001. Through the first nine months of 2001, loan settlements under these programs decreased to $1.358 billion from $1.744 billion for the same period in 2000.

Other Non-Interest Income. Other non-interest income, including insurance commission income, dividends on Federal Home Loan Bank stock, gains on sale of securities, trust revenues, and other miscellaneous charges, increased to $6.2 million for the nine-month period ended September 30, 2001 from $5.8 million for the same period in 2000. The primary reason for the growth in other non-interest income was due to increasing deposit fees at the Company's First Federal Bank subsidiary from $955,000 for the nine-month period ended September 30, 2000 to $1.6 million for the same period in 2001.

Non-Interest Expense. Total non-interest expense increased to $49.7 million for the nine-month period ended September 30, 2001 from $41.0 million for the same period in 2000. Excluding amortization and impairment of mortgage servicing rights, non-interest expenses increased by $1.0 million, or 3.3%, from $30.0 million for the first nine months of 2000 to $31.0 million for the same period of 2001. Significant individual components of the increase are as follows:

Amortization and Impairment of Mortgage Servicing Rights. Amortization and impairment of mortgage servicing rights increased from $11.0 million and $7,000, respectively, for the nine-month period ended September 30, 2000 to $15.3 million and $3.3 million, respectively, for the same period in 2001 due to the growth in the mortgage servicing portfolio and greater than expected prepayments. See the discussion in the Results of Operations section for the third quarter of 2001. For the first nine months of 2001, the Company has experienced prepayments in the servicing portfolio of 8.48%, annualized, compared to 4.01%, annualized, for the same period in 2000.

Compensation and Benefits. Compensation and benefits increased $674,000, or 3.9%, from $17.1 million for the nine-month period ended September 30, 2000 to $17.7 million for the same period in 2001. This increase was the result of planned expansions of The Leader's operations, increases at First Federal to support the growth in commercial lending and expansion of the branch network, and general cost of living increases throughout the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------

Occupancy. Occupancy expense increased to $3.9 million for the nine-month period ended September 30, 2001 from $3.6 million for the same period in 2000. This increase was a result of incremental increases throughout the Company.

Amortization of Goodwill. Amortization of goodwill amounted to $664,000 for the nine months ended September 30, 2001 compared to $654,000 during the same period in 2000.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) remained flat at $8.7 million for both of the nine-month periods ended September 30, 2001 and September 30, 2000. The Company experienced increases expenses at The Leader relating to increases in the mortgage loan-servicing portfolio including postage, examination fees, real estate inspection fees, and collateral handling fees. These increases were offset by a decrease in expenses related to the buy-back of a group of loans from its servicing portfolio recognized in the third quarter of 2000 and the decrease in amortization of other acquisition costs due to the expiration of certain contractual payments that ended September 30, 2000.

The effective tax rate utilized for the nine months ended September 30, 2001 was 35.2% compared to 34.8% for the nine months ended September 30, 2000.

As a result of the above factors, net income for the nine-month period ended September 30, 2001 increased to $8.6 million from $7.8 million for the nine-months ended September 30, 2000. On a per share basis, basic and diluted earnings per share for the nine months ended September 30, 2001 were $1.35 and $1.31, respectively, compared to $1.24 and $1.22, respectively, for the same period in 2000. As stated above, the results for the nine months ended September 30, 2001 were negatively impacted by a pre-tax charge of nearly $3.3 million ($.33 per diluted share after tax) to write down the value of certain segments of the Company's mortgage servicing rights portfolio. Average shares outstanding for the basic and diluted calculations were 6,389,000 and 6,581,000, respectively, for the nine-months ended September 30, 2001 compared to 6,301,000 and 6,411,000, respectively, for the same period in 2000.

Through September 30, 2001, First Defiance has declared dividends totaling $.36 per share.

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

First Defiance used $16.5 million of cash in operating activities during the first nine months of 2001. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, including amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------

other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At September 30, 2001, First Defiance had $52.0 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $51.0 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $211.0 million of loans held-for-sale and it also had commitments to acquire $2.2 billion of mortgage loans under active or pending first-time homebuyer programs, all of which have offsetting commitments for sale into the secondary market as GNMA or FNMA mortgage-backed securities. Also as of September 30, 2001, the total amount of certificates of deposit that are scheduled to mature by September 30, 2002 is $298.9 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

First Defiance, through The Leader, utilizes forward purchase and forward sale agreements to meet the needs of its customers and manage its exposure to fluctuations in the fair value of mortgage loans held for sale and its pipeline. These forward purchase and forward sale agreements are considered to be derivatives as defined by SFAS No. 133, Accounting for Derivatives and Hedging Instruments. The change in value in the forward purchase and forward sale agreements is approximately equal to the change in value in the loans held for sale and the effect of this accounting treatment is not material to the financial statements.

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. Such investments are not classified as high risk at September 30, 2001 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations -Continued
------------------------

The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2001.

                                     Tangible          Core         Risk-Based
                                     Capital          Capital        Capital
                                     -------          -------       --------
                                              (Dollars in Thousands)

Regulatory capital                  $  67,342       $  67,342       $  75,937
Minimum required regulatory
    capital                            15,105          40,280          54,924
                                    ---------       ---------       ---------
Excess regulatory capital           $  52,237       $  27,062       $  21,013
                                    =========       =========       =========
Regulatory capital as a
    percentage of assets (1)              6.7%            6.7%           11.1%
Minimum capital required as
    a percentage of assets                1.5%            4.0%            8.0%
                                    ---------       ---------       ---------
Excess regulatory capital as a
    percentage in excess of
    requirement                           5.2%            2.7%            3.1%
                                    =========       =========       =========


(1) Tangible and core capital are computed as a percentage of adjusted total assets of $1.007 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $686.6 million.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyses the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using September 2001 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

The simulation model used by First Defiance measures the impact of rising and falling interest rates on net interest income only. The Company also monitors the potential change in the value of its mortgage-servicing portfolio given the same 100 basis point shift in interest rates. At September 30, 2001, a 100 basis point decrease in interest rates would require an $11.5 million adjustment to First Defiance's reserve for impairment of MSRs.

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

                                     First Defiance Financial Corp.
                                     (Registrant)


Date:  November 14, 2001             By:   /s/ William J. Small
       -----------------                ---------------------------------------
                                               William J. Small
                                               Chairman, President and
                                               Chief Executive Officer


Date:  November 14, 2001             By:   /s/ John C. Wahl
       -----------------                ---------------------------------------
                                               John C. Wahl
                                               Senior Vice President, Chief
                                               Financial Officer and
                                               Treasurer