Form 10-K
period 2001-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2002-03-21
CIK 946647

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________
                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year Ended December 31, 2001
                                                        -------------------
                                                        or

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number                        0-26850
                        -------------------------------------------------

                         FIRST DEFIANCE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)
                                  _____________
          OHIO                                        34-1803915
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation  or organization)

   601 Clinton Street, Defiance, Ohio                                  43512
 ----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip code)

       Registrant's telephone number, including area code: (419) 782-5015
                                 _______________
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $0.01 Per Share
                                (Title of class)
                                 _______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    [ X ]    No  [ _ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [ X ]

     As of March 8, 2002, there were issued and outstanding 6,874,448 shares of the Registrant's common stock.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of March 8, 2002 was approximately $108.6 million.

                                 _______________

                       Documents Incorporated by Reference

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 are incorporated by reference into
Part III thereof.

================================================================================

                                     PART I


Item 1. Business

     First Defiance Financial Corp. (First Defiance or the Company) is a unitary thrift holding company that, through its subsidiaries (the "Subsidiaries) focuses on traditional banking, mortgage banking, and property and casualty, life and group health insurance products. The Company's traditional banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist primarily of purchasing and selling residential mortgage loans, originating residential mortgages, and servicing residential mortgage portfolios for investors. The Company's insurance activities consist primarily of commissions relating to the sale of property and casualty, life and group health insurance and investment products.

     At December 31, 2001, the Company had consolidated assets of $1.1 billion, consolidated deposits of $631.5 million, and consolidated stockholder's equity of $111.0 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

The Subsidiaries

     The Company's core business  operations are conducted through the following
Subsidiaries:

     First Federal Bank of the Midwest: First Federal Bank of the Midwest (First Federal) is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through its main office and thirteen full service branch offices in Defiance, Fulton, Hancock, Henry, Paulding, Seneca, Williams and Wood Counties in northwest Ohio. First Federal's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). First Federal is a member of the Federal Home Loan Bank
(FHLB) System.

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

     The Leader Mortgage Company: The Leader Mortgage Company LLC (The Leader) is a wholly owned subsidiary of First Federal. The Leader is a mortgage banking company which specializes in servicing mortgage loans under various first-time homebuyer programs sponsored by various state, county and municipal governmental entities. The Leader's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized under various Government National Mortgage Association (GNMA) bonds. On January 18, 2002, First Defiance announced that it had entered into a definitive agreement to sell The Leader to U.S. Bank Home Mortgage, a unit of U.S. Bancorp.

     First Insurance & Investments: First Insurance & Investments (First Insurance) is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that does business in the Defiance, Ohio area. First Insurance offers property and casualty insurance, life insurance, group health insurance, and investment products.

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

     First Defiance's investment portfolio includes six CMO and REMIC issues totaling $3.6 million, all of which are fully amortizing securities. All such investments are considered derivative securities. None of First Defiance's investments are considered to be high risk and management does not believe the risks associated with these investments are significantly different from risks associated with other pass-through mortgage-backed securities.

     The amortized cost and fair value of securities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Money market mutual funds and other mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.


                                             Contractually Maturing                                   Total
                  --------------------------------------------------------------------------------------------------
                            Weighted            Weighted            Weighted          Weighted
                   Under 1   Average   1 - 5    Average    6-10    Average   Over 10   Average
                     Year     Rate     Years      Rate     Years     Rate     Years     Rate     Amount    Yield
                  --------------------------------------------------------------------------------------------------
                                                       (Dollars in Thousands)
Mortgage-backed
   securities       $  148     9.18%   $   57     8.79%    $   49   10.23%    $ 8,831     6.59%  $ 9,084    6.67%
Corporate bonds      5,088     6.63     4,233     6.49                                             9,322    6.56
REMICs and CMOs                                             3,207    6.10         339     3.78     3,546    5.88
U.S. Government and
   federal agency
   obligations       1,997     6.17    15,711     6.02                                            17,708    6.03
Obligations of
   states and
   political
   subdivisions         40     5.88     3,472     5.54      2,311    4.98       3,023     5.08     8,846    5.24
Trust preferred
   stock                                                                        2,000     9.13     2,000    9.13
                  -----------        -----------         ----------         -----------        -----------
Total               $7,273             $23,473             $5,567             $14,193             50,506
                  ===========        ===========         ==========         ===========
Mutual funds                                                                                       2,548
Equity securities                                                                                    343
Unrealized gain
   on securities
   available for
   sale                                                                                            1,172
                                                                                               -----------
Total                                                                                            $54,569
                                                                                               ===========

The carrying value of investment securities is as follows:

                                                                                December 31
                                                                   2001            2000             1999
                                                             --------------------------------------------------
                                                                              (In Thousands)
     Available-for-Sale Securities:
        Corporate bonds                                         $     9,616     $    11,884      $    14,746
        U. S. Treasury and other U. S. Government
          agencies and corporations                                  18,613          17,934           16,374
        Obligations of state and political
          subdivisions                                                8,251           6,018            5,381
        Other                                                        12,509          17,340           17,445
                                                             --------------------------------------------------
     Total                                                      $    48,989     $    53,176      $    53,946
                                                             ==================================================

     Trading Securities:
        U.S. Treasury and other U.S.
          Government agencies and corporations                  $         -     $       234      $    29,805
                                                             --------------------------------------------------
                                                                $         -     $       234      $    29,805
                                                             ==================================================





                                                                                  December 31
                                                                        2001         2000          1999
                                                                    -----------------------------------------
                                                                                 (In Thousands)
     Held-to-Maturity Securities:
        U. S. Treasury and other U. S. Government agencies and
          corporations                                                 $    4,950   $    6,928   $     8,997
        Obligations of state and political
          subdivisions                                                        630          769           898
                                                                    -----------------------------------------
     Total                                                             $    5,580   $    7,697   $     9,895
                                                                    =========================================



For additional information regarding First Defiance's investment portfolio refer to Note 5 to the consolidated financial statements.

Interest-Bearing Deposits

     First Defiance had interest-bearing deposits in the FHLB of Cincinnati amounting to $478,000 and $4.9 million at December 31, 2001 and 2000, respectively.

Residential Loan Servicing Activities

     Residential Mortgage Loan Servicing: First Federal and The Leader each has its own mortgage servicing portfolio. At December 31, 2001, First Federal serviced approximately $53.8 million of mortgage loans, while The Leader's servicing portfolio amounted to approximately $9.1 billion. The Leader's servicing portfolio includes approximately $156.9 million in loans serviced for First Federal customers that will be retained by First Federal after the sale to U.S. Bank Home Mortgage.

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

     As compensation for its mortgage servicing activities, the Company receives servicing fees usually ranging from 0.25% to 0.44% per annum of the loan balances serviced, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. At December 31, 2001, the Company's weighted-average servicing fee was 0.43%. In the event of a default by the borrower, the Company receives no servicing fees until the default is cured. The loans serviced by others that First Defiance is retaining after the sale of The Leader generally pay servicing fees of 0.25% per annum.

     Servicing is provided on mortgage loans on a recourse or non-recourse basis. The Company's policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 2001, on the basis of outstanding principal balances, only .05% of the mortgage servicing contracts owned by the Company involved recourse servicing. To the extent that servicing is done on a recourse basis, the Company is exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of the non-recourse mortgage servicing contracts owned by the Company require the Company to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. The Company, therefore, must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses are generally not fully reimbursable by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or GNMA, for whom the Company provides significant amounts of mortgage loan servicing. As of December 31, 2001 and 2000, the Company had advanced approximately $18.6 million and $10.0 million, respectively, in funds on behalf of third-party investors.

     Mortgage servicing rights represent a contractual right to service, and not a beneficial ownership interest in, underlying mortgage loans. Failure to service the loans in accordance with contract or other applicable requirements may lead to the termination of the servicing rights and the loss of future servicing fees. There have been no terminations of mortgage servicing rights by any mortgage loan owners because of the Company's failure to service the loans in accordance with its obligations during the three year period ended December 31, 2001.

     The  following   table  sets  forth  certain   information   regarding  the
composition of the Company's mortgage servicing portfolio (excluding loans subserviced for others) as of the dates indicated:

                                                           As of December 31
                                                  2001            2000           1999
                                             -----------------------------------------------
                                                             (In Thousands)

FHA insured/VA guaranteed loans                $  7,308,739   $  6,271,122    $  4,641,778
Conventional loans                                1,314,542      1,284,535       1,205,908
Other loans                                         568,449        435,163         191,377
                                             -----------------------------------------------
Total mortgage servicing portfolio             $  9,191,730   $  7,990,820    $  6,039,063
                                             ===============================================

Fixed rate loans                               $  9,178,893   $  7,985,351    $  6,032,886
Adjustable rate loans                                12,837          5,469           6,177
                                             -----------------------------------------------
Total mortgage servicing portfolio             $  9,191,730   $  7,990,820    $  6,039,063
                                             ===============================================

All of the loans in the servicing portfolio to be retained by First Defiance after the sale of The Leader are fixed rate conventional loans.

     The following table shows the delinquency statistics for the mortgage loans serviced by the Company (excluding loans subserviced for others) compared with national average delinquency rates as of the dates presented:

                                                              As of December 31
                         ---------------------------------------------------------------------------------------------------------
                                       2001                               2000                                1999
                         ---------------------------------------------------------------------------------------------------------
                                                National                            National                           National
                                Company        Average(1)         Company          Average(1)         Company         Average(1)
                         ---------------------------------------------------------------------------------------------------------
                           Number   Percentage Percentage    Number    Percentage  Percentage   Number    Percentage  Percentage
                             of    of Servicing    Of          of     of Servicing     of         of     of Servicing     of
                           Loans    Portfolio     Loans      Loans     Portfolio     Loans       Loans    Portfolio      Loans
                                       (2)                                (2)                                (2)
                         ---------------------------------------------------------------------------------------------------------
Loans delinquent
  for:
   30-59 days              9,577       6.84%       3.35%    8,749         7.05%       3.16%     5,102        5.28%       2.74%
   60-89 days              2,606       1.86        0.79     2,200         1.77        0.73      1,425        1.47        0.63
   90 days and over        2,656       1.90        0.73     1,754         1.41        0.61      1,007        1.04        0.56
                         ---------------------------------------------------------------------------------------------------------
Total delinquencies       14,839      10.60%       4.87%   12,703        10.23%       4.50%     7,534        7.79%       3.93%
                         =========================================================================================================
Foreclosures               2,270       1.62%                1,383         1.11%                 2,167        2.24%
                         =========================================================================================================


(1) Source: Mortgage Bankers Association, "Delinquency Rates of 1 to 4 Unit Residential Mortgage Loans" (Seasonally Adjusted) (Data as of September 30, 2001 and December 31, 2000 and 1999, respectively).

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

     The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans (excluding loans subserviced for others), at various mortgage interest rates:


                                                              As of December 31
                   ---------------------------------------------------------------------------------------------------------
                                 2001                              2000                                1999
                   ---------------------------------------------------------------------------------------------------------
                                         Percentage                         Percentage                          Percentage
                    Number    Aggregate      of       Number     Aggregate  of Aggregate  Number    Aggregate  of Aggregate
                                          Aggregate
                      of      Principal  Principal      of       Principal   Principal      of      Principal   Principal
       Rate          Loans     Balance    Balance      Loans      Balance     Balance     Loans      Balance     Balance
----------------   ---------------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)

Less than 5.00%      1,197    $   69,354     0.75%      949      $   51,062     0.64%       697    $    32,872     0.54%
5.00% - 5.99%       21,263     1,394,278    15.17    19,635       1,301,249    16.28     18,326      1,238,781    20.51
6.00% - 6.99%       52,764     3,750,823    40.81    45,122       3,165,465    39.61     35,221      2,427,105    40.19
7.00% - 7.99%       45,951     2,891,963    31.46    39,032       2,329,968    29.16     31,094      1,721,873    28.51
8.00% - 8.99%       14,548       830,559     9.04    13,516         757,174     9.48      9,713        501,155     8.30
9.00% and over       4,190       254,753     2.77     5,854         385,902     4.83      1,640        117,277     1.95
                   ---------------------------------------------------------------------------------------------------------
Total              139,913    $9,191,730   100.00%  124,108      $7,990,820   100.00%    96,691     $6,039,063   100.00%
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


                                                               As of December 31
                          --------------------------------------------------------------------------------------------
                                              2001                                         2000
                          --------------------------------------------------------------------------------------------
                                                           Percent of                                     Percent of
                           Number     Percent     Unpaid     Unpaid      Number     Percent      Unpaid     Unpaid
                             of      of Number  Principal   Principal      of      of Number   Principal  Principal
     Maturity               Loans    of Loans     Amount     Amount      Loans      of Loans     Amount     Amount
                          --------------------------------------------------------------------------------------------
                                                                                    (Dollars in Thousands)

1-5 years                   1,832       1.31%   $  113,964     1.24%     3,119        2.51%    $  111,295       1.39%
6-10 years                  7,762       5.55       103,961      1.13     6,843        5.51        107,507      1.35
11-15 years                 2,169       1.55       145,360      1.58     1,410        1.14         90,667      1.13
16-20 years                14,884      10.64       370,495      4.03    10,528        8.48        337,449      4.22
21-25 years                16,544      11.82     1,060,094     11.53    12,076        9.73        788,008      9.86
More than 25 years         96,722      69.13     7,397,856     80.49    90,132       72.63      6,555,894     82.05
                          --------------------------------------------------------------------------------------------
Total                     139,913     100.00%    9,191,730   100.00%   124,108      100.00%    $7,990,820     100.00%
                          ============================================================================================

                                          As of December 31
                           ------------------------------------------------
                                               1999
                           ------------------------------------------------
                                                               Percent of
                             Number     Percent     Unpaid       Unpaid
                               of      of Number   Principal   Principal
                              Loans    of Loans     Amount       Amount
                           ------------------------------------------------


1-5 years                     4,102       4.24%   $  121,250       2.01%
6-10 years                    5,823       6.02       120,517       2.00
11-15 years                   1,457       1.51        99,207       1.64
16-20 years                   4,894       5.06       209,012       3.46
21-25 years                  12,702      13.14       745,418      12.34
More than 25 years           67,713      70.03     4,743,659      78.55
                           ------------------------------------------------
Total                        96,691     100.00%   $6,039,063     100.00%
                           ================================================



     The following table sets forth the geographic distribution of the mortgage loans (including delinquencies) serviced by the Company (excluding loans subserviced for others) by state:

                                                   As of December 31
                   --------------------------------------------------------------------------------------------
                                       2001                                         2000
                   --------------------------------------------------------------------------------------------
                                          Percent     Percent                            Percent    Percent
                                             of         of                                  of         of
                    Number    Aggregate  Aggregate     Total      Number    Aggregate   Aggregate    Total
                      of      Principal  Principal   Delinqs.       of      Principal   Principal   Delinqs.
State                Loans     Balance    Balance   by State(1)   Loans      Balance     Balance      by
                                                                                                    State(1)
                   --------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Ohio                36,830    $2,522,314     27.44%     21.06%   37,169     $2,425,207      30.35%     24.44%
Florida             26,228     1,744,071     18.97      18.27    24,900     1,653,828       20.70      20.29
California          13,354       908,341      9.88      11.92     7,486     466,504          5.84       5.29
Louisiana           13,332       891,238      9.70      13.24    12,396     829,013         10.37      14.92
Other (2)           50,169     3,125,766     34.01      35.51    42,157     2,616,268       32.74      35.06
                   --------------------------------------------------------------------------------------------
Total              139,913    $9,191,730    100.00%    100.00%  124,108     $7,990,820     100.00%    100.00%
                   ============================================================================================


                                   As of December 31
                   --------------------------------------------------
                                         1999
                   --------------------------------------------------
                                              Percent     Percent
                                                of           of
                     Number      Aggregate   Aggregate     Total
                       of        Principal   Principal    Delinqs.
State                 Loans       Balance     Balance   by State(1)

                   --------------------------------------------------

Ohio                  35,336   $2,230,168       36.93%      31.46%
Florida               19,245    1,259,712       20.86       22.07
California             1,551       50,793        0.84        0.48
Louisiana             10,226      679,799       11.26       16.30
Other (2)             30,333    1,818,591       30.11       29.69
                   --------------------------------------------------
Total                 96,691   $6,039,063     100.00%     100.00%
                   ==================================================

(1)  In terms of number of loans outstanding.

(2) No other state accounted for greater than 6.0%, based on aggregate principal balances of the Company's mortgage loan servicing portfolio as of December 31, 2001.

Lending Activities

     General. A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Lending Limits." At December 31, 2001, First Federal's limit on loans-to-one borrower was $12.0 million and its five largest loans or groups of loans to one borrower, including related entities, were $12.6 million, $9.2 million, $7.4 million, $6.6 million and $5.6 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2001. The largest group of loans to one borrower, totaling $12.6 million, exceeded the legal lending limit at December 31, 2001. A signed agreement was in place at December 31, 2001 to participate a portion of these loans with another financial institution, however, funding did not take place until January 18, 2002. The outstanding loan amounts to this borrower were $11.3 million on January 31, 2002.

Loan Portfolio Composition. The net increase in net loans outstanding over the prior year was $20.0 million, $70.6 million, and $134.4 million in 2001, 2000, and 1999, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

     The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                   December 31
                                         ----------------------------------------------------------------------
                                                  2001                    2000                  1999
                                         ----------------------------------------------------------------------
                                            Amount        %         Amount        %        Amount        %
                                         ----------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Real estate:
   One to four family residential          $419,923      52.0%     $441,959      56.2%   $458,442        64.1%
   Five or more family residential (1)       66,288       8.2        44,700       5.7      11,427         1.6
   Non-residential real estate (1)          152,511      18.9       125,479      16.0      11,801         1.7
   Construction                               7,875       1.0         9,627       1.1       7,808         1.1
                                         ----------------------------------------------------------------------
Total real estate loans                     646,597      80.1       621,765      79.0     489,478        68.5

Other:
   Consumer finance                          40,922       5.0        52,114       6.6      64,326         9.0
   Commercial (1)                            83,690      10.4        81,138      10.3     138,125        19.3
   Home equity and improvement               36,179       4.5        31,836       4.1      22,781         3.2
   Mobile home                                   12       -              29       -            46         -
                                         ----------------------------------------------------------------------
Total non-real estate loans                 160,803      19.9       165,117      21.0     225,278        31.5
                                         ----------------------------------------------------------------------
Total loans                                 807,400     100.0%      786,882     100.0%    714,756       100.0%
                                                      ===========             ==========              =========
Less:
   Loans in process                           2,887                   3,415                 3,291
   Deferred loan origination fees             1,024                   1,041                   764
   Allowance for loan losses                  9,937                   8,904                 7,758
                                         -------------           -------------          --------------
Net loans                                  $793,552                $773,522              $702,943
                                         =============           =============          ==============



                                                          December 31
                                         ----------------------------------------------
                                                  1998                   1997
                                         ----------------------------------------------
                                             Amount       %        Amount        %
                                         ----------------------------------------------
                                                     (Dollars in Thousands)
Real estate:
   One to four family residential          $365,116       62.7%  $255,428       57.0%
   Five or more family residential (1)       13,763        2.4      9,363        2.1
   Non-residential real estate (1)           16,436        2.8     20,159        4.5
   Construction                               8,258        1.4     10,148        2.2
                                         ----------------------------------------------
Total real estate loans                     403,573       69.3    295,098       65.8

Other:
   Consumer finance                          87,168       15.0     81,111       18.1
   Commercial (1)                            70,109       12.0     29,758        6.6
   Home equity and improvement               18,168        3.2     16,940        3.8
   Mobile home                                3,117        0.5     25,424        5.7
                                         ----------------------------------------------
Total non-real estate loans                 178,562       30.7    153,233       34.2
                                         ----------------------------------------------
Total loans                                 582,135      100.0%   448,331      100.0%
                                                       =========             ==========
Less:
   Loans in process                           3,250                 3,087
   Deferred loan origination fees               612                   646
   Allowance for loan losses                  9,789                 2,686
                                         --------------         -------------
Net loans                                  $568,484              $441,912
                                         ==============         =============




(1) Prior to December 31, 2000, most non-residential real estate loans were reported with all other commercial loans.

     Included above, First Defiance had $275.7 million, $232.3 million, $237.6 million, $119.9 and $87,500 million in loans classified as held for sale at December 31, 2001, 2000, 1999, 1998, and 1997, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

     Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of gross loans maturing in First Defiance's portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.



                                             Due 3-5    Due 5-10   Due 10-15    Due 15+
                        Due         Due       Years       Years      Years       Years
                       Before     Before      After       After      After       After
                      12/31/02   12/31/03    12/31/01   12/31/01    12/31/01    12/31/01    Total
                    -----------------------------------------------------------------------------------
                                                      (In Thousands)

Real estate           $337,187    $22,024    $63,685     $142,643   $31,738     $  49,320   $ 646,597
Non-real estate:
   Commercial           45,444     11,663     20,107        5,894       223           359      83,690
   Home equity and
     improvement         1,797        720      2,205        2,013       432        29,012      36,179
   Mobile home              --         --         --           --        --            12          12
   Consumer finance     18,114     10,338     12,189          208        57            16      40,922
                    -----------------------------------------------------------------------------------
Total                 $402,542    $44,745    $98,186     $150,758   $32,450     $  78,719   $ 807,400
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

     The following table sets forth the dollar amount of gross loans due after one year from December 31, 2001 which have fixed interest rates or which have floating or adjustable interest rates.

                                     Floating or
                       Fixed          Adjustable
                       Rates            Rates            Total
                 ----------------------------------------------------
                                   (In Thousands)

Real estate        $    124,962     $    184,448      $    309,410
Commercial               19,295           18,951            38,246
Other                    26,891           30,311            57,202
                 ----------------------------------------------------
                   $    171,148     $    233,710      $    404,858
                 ====================================================

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

     A mortgage loan is initially reviewed by a mortgage loan originator. Approval for conforming mortgage loans which are sold to the secondary market occurs centrally by the the Senior Vice President of Mortgage Lending or approved underwriters. Non-conforming mortgage loans must be approved by either the Senior Vice President of Mortgage Lending or the Executive Vice President of Lending.

     Consumer loan officers underwrite and may approve direct consumer credits within their lending limits. Credits exceeding an officer's lending limits may be approved by another loan officer with limits sufficient to cover the exposure. All indirect consumer credits are underwritten and approved by a centralized underwriting department.

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

     Adjustable  rate  loans   represented   2.31%  of  First  Defiance's  total
originations of mortgage loans in 2001 compared to 8.96% and 5.87% during 2000 and 1999, respectively.

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

     The following table shows total loans originated, loan reductions, and the net increase in First Defiance's total loans during the periods indicated:



                                                               Years ended December 31
                                                         2001           2000            1999
                                                   ------------------------------------------------
                                                                   (In Thousands)
     Loan originations:
        Single family residential                    $     337,448   $      95,404   $   154,142
        Multi-family residential (1)                        50,507          31,118           313
        Non-residential real estate (1)                     76,680          47,937           476
        Construction                                         9,693          12,665        10,699
        Commercial                                          68,881          87,858       149,819
        Home equity and improvement                         20,521          13,832        10,223
        Consumer finance                                    18,783          22,846        21,122
                                                   ------------------------------------------------
     Total loans originated                                582,513         311,660       346,794

     Purchase of single family residential               1,960,853       2,322,165     1,797,959

     Loan reductions:
        Loan pay-offs                                      253,409         143,275       188,128
        Mortgage loans sold                              2,196,349       2,360,174     1,746,386
        Periodic principal repayments                       73,578          58,250        77,618
                                                   ------------------------------------------------
                                                         2,523,336       2,561,699     2,012,132
                                                   ------------------------------------------------
     Net increase in total loans                     $      20,030   $      72,126   $   132,621
                                                   ================================================


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

     Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2001, in dollar amount and as a percentage of First Defiance's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                           30 to 59 Days               60 to 89 Days
                                     --------------------------- ---------------------------
                                        Amount     Percentage       Amount     Percentage
                                     --------------------------- ---------------------------
                                                   (Dollars in Thousands)

Single-family residential               $ 1,308         .16%        $   80         .01%
Non-residential and multi-family
   residential                              522         .06             63         .01
Home equity and improvement                 211         .03             25          -
Consumer finance                            615         .08             87         .01
Commercial                                  799         .10            242         .03
                                     --------------------------------------------------------
                                          3,455         .43            497         .06

Single-family residential backed by
   government guarantees                    956         .12            492         .06
                                     --------------------------------------------------------
Total                                   $ 4,411         .55%        $  989         .12%
                                     ========================================================


                                           90 Days and Over                 Total
                                     ---------------------------- ---------------------------
                                         Amount     Percentage       Amount     Percentage
                                     ---------------------------- ---------------------------
                                                       (Dollars in Thousands)

Single-family residential                 $ 1,151        .14%       $    2,539      .31%
Non-residential and multi-family
   residential                                972        .12             1,557      .19
Home equity and improvement                    89        .01               325      .04
Consumer finance                               49        .01               751      .10
Commercial                                    110        .01             1,151      .14
                                     --------------------------------------------------------
                                            2,371        .29             6,323      .78

Single-family residential backed by
   government guarantees                   15,437       1.91            16,885     2.09
                                     --------------------------------------------------------
Total                                    $ 17,808       2.20%       $   23,208     2.87%
                                     ========================================================

     Non-Performing Assets. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collectibility of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reserved. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral, if collateral dependent. If the measure of the impaired loan is less than the recorded investment, First Defiance will recognize an impairment by creating a valuation allowance. This policy excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. Impairment of loans having recorded investments of $370,000, $95,000 and $570,000 has been recognized as of December 31, 2001, 2000 and 1999, respectively. There was $40,000 of interest received and recorded in income during 2001 related to impaired loans including interest received and recorded in income prior to such impaired loan designation. There were no amounts recorded in 2000 and $36,000 recorded in 1999. Unrecorded interest income on these and all non-performing loans in 2001, 2000 and 1999 was $67,000, $80,000, and $154,000, respectively. The average recorded investment in impaired loans during 2001, 2000 and 1999 was $501,000, $135,000, and $570,000,
respectively. The total allowance for loan losses related to these loans was $77,000, $95,000 and $402,000 at December 31, 2001, 2000 and 1999, respectively.

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

     As of December 31, 2001, First Defiance's total non-performing loans amounted to $2.4 million or 0.32% of total loans, compared to $1.4 million or 0.18% of total loans, at December 31, 2000.

     The following table sets forth the amounts and categories of First Defiance's nonperforming assets and troubled debt restructurings at the dates indicated.

                                                                  December 31
                                                2001        2000         1999        1998        1997
                                         ---------------------------------------------------------------
                                                             (Dollars in Thousands)
Non-performing loans:
   Single-family residential               $   1,151   $     671    $     146   $     171   $   313
   Non-residential and multi-family
     residential real estate                     972         572            -           -         -
   Commercial                                    110         140          737       1,330       570
   Mobile home                                     -           -            -         180       315
   Consumer finance                              138          66          147         171       167
                                         ---------------------------------------------------------------
Total non-performing loans                     2,371       1,449        1,030       1,852     1,365

Real estate owned                              1,164         271        2,465       1,337        18
Other repossessed assets                          55          41           92         180       523
                                         ---------------------------------------------------------------
Total repossessed assets                       1,219         312        2,557       1,517       541
                                         ---------------------------------------------------------------
Total non-performing assets                $   3,590   $   1,761    $   3,587   $   3,369   $ 1,906
                                         ===============================================================

Troubled debt restructurings               $       -   $       -    $       -   $       -   $     -
                                         ===============================================================

Total non-performing assets as a
   percentage of total assets                0.32%       0.16%        0.36%       0.43%      0.33%
                                         ===============================================================

Total non-performing loans and troubled
   debt restructurings as a percentage
   of total loans                            0.32%       0.18%        0.14%       0.33%      0.43%
                                         ===============================================================

Total non-performing assets and troubled
   debt restructurings as a percentage
   of total assets                           0.32%       0.16%        0.36%       0.43%      0.33%
                                         ===============================================================

Allowance for loan losses as a percent
   of total non-performing assets
                                           276.80%     505.62%       216.3%     290.6%     140.9%
                                         ===============================================================

     In addition to the $2,371,000 of loans reported above and the $370,000 of loans considered impaired, there are approximately $5,852,000 in performing loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the inclusion of such loans in non-performing loans at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in non-performing loans. To the extent that such classified loans are not included in the $5,852,000 potential problem loans noted above, management believes that such loans will not materially impact future operating results, liquidity or capital reserves.

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

     At December 31, 2001, First Defiance's allowance for loan losses amounted to $9.9 million compared to $8.9 million at December 31, 2000. The allowance was comprised of $6.5 million for credit losses and $3.4 million for foreclosure losses at December 31, 2001 compared to $6.3 million and $2.6 million for credit and foreclosure losses respectively at December 31, 2000. As of December 31, 2001 and 2000, $161,000 and $316,000, respectively, constituted an allowance with respect to specific loans or assets held for sale. The following table sets forth the activity in First Defiance's allowance for loan losses during the periods indicated.



                                                               Years ended December 31
                                                2001         2000        1999        1998         1997
                                            ---------------------------------------------------------------
                                                                (Dollars in Thousands)

Allowance at beginning of year                $  8,904     $  7,758    $  9,789    $  2,686     $  2,217
   Provision of credit losses                      993          635         155       7,417        1,613
   Provision for foreclosure losses              2,877        2,512       1,770         352           --
                                            ---------------------------------------------------------------
Total provision                                  3,870        3,147       1,925       7,769        1,613
                                            ---------------------------------------------------------------
   Acquired allowance of The Leader                 --           --          --       1,194           --
   Foreclosure expense charge-offs               2,475        1,550       1,710         352           --
   Credit loss charge-off:
      One to four family residential real
       estate                                      152           --          --          --           --
     Commercial real estate                        130          182          --          --           --
     Commercial                                    151          155         107          55            4
     Consumer finance                              599          692       1,364       1,053        1,078
     Mobile home                                     -            2       1,054         620          259
                                            ---------------------------------------------------------------
   Total credit charge-offs                      1,032        1,031       2,525       1,728        1,341
                                            ---------------------------------------------------------------
   Total charge-offs                             3,057        2,581       4,235       2,080        1,341
                                            ---------------------------------------------------------------
   Recoveries from foreclosure losses              413          358          --          --            -
   Recoveries from credit losses                   257          222         279         220          197
                                            ---------------------------------------------------------------
   Total recoveries                                670          580         279         220          197
                                            ---------------------------------------------------------------
   Net charge-offs                               2,837        2,001       3,956       1,860        1,144
                                            ---------------------------------------------------------------
Ending allowance                              $  9,937    $   8,904    $  7,758    $  9,789     $  2,686
                                            ===============================================================
Ending allowance for credit losses            $  6,548    $   6,330    $  6,504    $  8,595     $  2,686
Ending allowance for foreclosure losses          3,389        2,574       1,254       1,194           --
                                            ---------------------------------------------------------------
Total ending allowance                        $  9,937   $    8,904    $  7,758    $  9,789     $  2,686
                                            ===============================================================
Allowance for loan losses to total
   non-performing loans at end of
   year                                         387.0%       614.5%      753.2%      528.6%       196.8%
Allowance for loan losses to total loans at
   end of year                                    1.88         1.62        1.10        1.68         0.60
Allowance for loan losses to net
   charge-offs for the year                     350.26       444.98      196.11      470.63       234.79
Net charge-offs for the year to average
   loans                                          0.34         0.27        0.60        0.36         0.27






     The following table sets forth information concerning the allocation of First Defiance's allowance for credit losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "Lending Activities-Loan Portfolio Composition."



                                                             December 31
                                      2001                      2000                       1999
                           --------------------------------------------------------------------------------
                                          Percent of                 Percent of                Percent of
                                          total loans               total loans               total loans
                              Amount      by category    Amount     by category    Amount     by category
                           --------------------------------------------------------------------------------
                                                        (Dollars in Thousands)

Single family residential     $     613       9.3%    $  $    396       6.3%           $843      13.0%
Non-residential and
   Multi-family
   residential Real
   estate (1)                     2,847      43.5           2,310      36.5              --      --
Other:
   Commercial loans (1)           1,734      26.5           1,355      21.4           2,317      35.6
   Mobile home loans                  1      --                 1       -                10       0.1
   Consumer and home
     equity and
     improvement loans            1,353      20.7           2,268      35.8           3,334      51.3
                           --------------------------------------------------------------------------------
                              $   6,548     100.0%    $  $  6,330     100.0%         $6,504     100.0%
                           ================================================================================

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

     Deposits. First Defiance's deposits are attracted principally from within First Defiance's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $56.7 million at December 31, 2001. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     To supplement its funding needs, First Defiance also utilizes brokered Certificates of Deposit. Such deposits are acquired with maturities ranging from three months to one year. The total balance of brokered Certificates of Deposit were $87.0 million and $57.5 million at December 31, 2001 and 2000 respectively.

         Average balances and average rates paid on deposits are as follows:

                                                     Years ended December 31
                                   2001                       2000                       1999
                         -------------------------  -------------------------- --------------------------
                            Amount        Rate        Amount        Rate        Amount         Rate
                         --------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Non-interest bearing
   demand deposits          $   37,597     -          $   25,376     -          $13,165        -
Interest bearing
   demand deposits             129,470    2.99%           91,934    3.65%        73,377       2.97%
Savings deposits                36,670    1.55            43,818    1.69         53,247       1.65
Time deposits                  384,522    5.38           368,077    5.81        333,115       5.06
                         --------------------------------------------------------------------------------
Totals                      $  588,259    4.27%       $  529,205    4.82%      $472,904       4.21%
                         ================================================================================

     The  following  table  sets  forth  the  maturities  of  First   Defiance's
certificates of deposit having principal amounts of $100,000 or more at December 31, 2001.

                                                         (In Thousands)
                                                       ------------------
Certificates of deposit maturing in quarter ending:
    March 31, 2002                                        $  38,867
    June 30, 2002                                            24,555
    September 30, 2002                                       13,384
    December 31, 2002                                        13,098
    After December 31, 2002                                  16,329
                                                       ------------------
Total certificates of deposit with
   balances of $100,000 or more                           $ 106,233
                                                       ==================

The following table details the deposit accrued interest payable as of December 31:

                                              2001          2000
                                         ------------------------------
                                                (In Thousands)

Interest bearing demand deposits and
  money market accounts                      $    44       $    88
Savings Accounts                                   2             3
Certificates                                     853           889
                                         ------------------------------
                                             $   899       $   980
                                         ==============================

For additional information regarding First Defiance's deposits see Note 10 to the financial statements.

     Borrowings. First Defiance may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

     In addition, First Defiance has utilized funding from banks and other sources. As of December 31, 2001, First Defiance has $225 million under revolving warehouse loan agreements with two banks. One agreement is an uncommitted repurchase line of $150 million secured by mortgage loans available for sale at the federal funds rate plus 40 basis points. The other agreement is a $75 million committed line of credit secured by mortgage loans available for sale at the lower of the federal funds rate plus 125 basis points or the LIBOR index plus 100 basis points. These funding facilities had $30.4 million outstanding against them as of December 31, 2001 with a weighted average rate of 2.14%. It is anticipated that those borrowings will be paid in full when The Leader sale transaction is closed in the 2002 second quarter.

     The following table sets forth certain information as to First Defiance's FHLB advances and other borrowings at the dates indicated.

                                                                         December 31
                                                          2001               2000              1999
                                                   --------------------------------------------------------
                                                                   (Dollars in Thousands)
Long-term:
   FHLB advances                                      $    156,302       $    116,758      $    187,410
   Weighted average interest rate                            5.12%              6.06%             5.28%
   Notes                                                     5,970              6,147             6,461
   Weighted average interest rate                            4.79%              4.96%             4.31%

Short-term:
   FHLB advances                                      $     40,000       $    106,500      $     78,000
   Weighted average interest rate                            4.32%              6.50%             5.00%
   Warehouse and other revolving
     borrowings                                       $     48,617       $    114,278      $     47,043
   Weighted average interest rate                            2.90%              7.45%             6.64%


     The following table sets forth the maximum month-end balance and average balance of First Defiance's FHLB advances and other borrowings during the periods indicated.

                                                                       Years ended December 31
                                                               2001              2000              1999
                                                        -------------------------------------------------------
                                                                        (Dollars in Thousands)
     Long-term:
        Maximum balance - FHLB                             $    196,567      $    187,371      $    187,410
        Average balance - FHLB                                  164,692           155,146           107,319
        Weighted average interest rate
          of long-term FHLB advances                              5.25%             5.49%             4.83%

        Maximum balance - Term                             $      6,145      $      6,309      $      6,472
        Average balance - Term                                    6,031             6,206             4,449
        Weighted average interest rate of term
          borrowings                                              3.60%             4.67%             4.02%

     Short-term:
        Maximum balance - FHLB                             $    111,000      $    140,250      $    136,250
        Average balance - FHLB                                   62,695            72,384            88,247
        Weighted average interest rate
          of short-term FHLB advances                             4.32%             6.53%             5.29%

        Maximum balance - Warehouse and revolving
          credit agreements                                $    122,624      $    114,278      $     49,632
        Average balance - Warehouse
          and revolving credit agreements                        43,007            56,422            25,272
        Weighted average interest rate
          of warehouse and revolving credit agreements
                                                                  4.71%             7.60%             6.47%

     The FHLB made a series of fixed rate long-term advances to First Defiance during 1992 and a long-term fixed rate advance under the FHLB Affordable Housing Program in 1995, totaling $1.3 million outstanding. Additionally, as of December 31, 2001, there was $155.0 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $40.0 million and $106.5 million in short-term advances outstanding at December 31, 2001 and 2000, respectively. First Defiance borrows funds under a variety of programs at the FHLB. At December 31, 2001, $30.0 million was outstanding under First Defiance's advance line of credit. The total available under the line is $175.0 million. Amounts are generally borrowed under this line on an overnight basis.

     As a member of the FHLB of Cincinnati, First Federal must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $16.3 million at December 31, 2001.

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

     For additional information regarding First Defiance's FHLB advances, warehouse and term debt see Notes 11 and 12 to the financial statements.

Employees

     First Defiance had 464 employees at December 31, 2001. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

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

     Competition in originating loans arises mainly from mortgage companies, savings associations and commercial banks. The distinction among market participants is based primarily on price as well as the quality of customer service and name recognition. Aggressive pricing policies of the Company's competitors could in the future result in a decrease in the Company's loan origination volume and/or a decrease in the profitability of the Company's loan originations, thereby reducing the Company's revenues and net income. The Company competes for loans by offering competitive interest rates and product types and by seeking to provide a higher level of personal service to borrowers than is furnished by competitors. First Federal has a significant market share of the lending markets in which it conducts operations.

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

                                   Regulation

     General. First Defiance, First Federal and The Leader, as an operating subsidiary of First Federal, are subject to regulation, examination and oversight by the OTS. Because First Federal's deposits are insured by the FDIC, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the OTS and examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner First Federal and The Leader are subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

     First Defiance is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

     Regulatory Capital Requirements. First Federal, on a consolidated basis with The Leader, is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital of 8% of risk-weighted assets.

     The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2001, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                      At December 31, 2001
                                       Amount          Percent
                                  ------------------ --------------
                                   (In Thousands)

Tangible capital                      $  70,568              6.59%
Requirement                              16,067              4.00
                                  ------------------ --------------
Excess                                $  54,501              2.59%
                                  ================== ==============

Core capital                          $  70,568              6.59%
Requirement                              16,067              4.00
                                  ------------------ --------------
Excess                                $  54,501              2.59%
                                  ================== ==============

Total capital                         $  79,600             11.03%
Risk-based requirement                   57,748              8.00
                                  ------------------ --------------
Excess                                $  21,852              3.03%
                                  ================== ==============

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

     First Federal's capital at December 31, 2001, meets the standards for a well-capitalized institution, although its risk-based capital is just slightly over the threshold for well-capitalized status. The Leader has had a significant effect on First Federal's risk-based capital, due to the treatment under OTS regulations of mortgage servicing rights, which comprise a substantial amount of The Leaders' assets. For risk-based capital calculations, OTS regulations limit the amount of mortgage servicing rights that generally can be included in risk-based capital to the lesser of (i) the amount of First Federal's core capital, or (ii) 90% of the fair value of the servicing assets. As The Leader's mortgage servicing portfolio has grown at a faster rate than First Federal's core capital, First Federal's risk-based capital level has been adversely affected. The pending sale of The Leader will eliminate this issue related to the capital treatment of mortgage servicing rights and after the sale, First Federal should easily meet the threshold for well-capitalized status.

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

     An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for that year to date plus the retained net income for the preceding two years;
(ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal did not pay any dividends to First Defiance during 2001.

     Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender (QTL). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments (QTIs). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet either one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2001, First Federal met the QTL Test.

     Lending Limits. OTS regulations generally limit the aggregate amount that a savings association may lend to one borrower (the Lending Limit) to an amount equal to 15% of the savings association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital (the Lending Limit Capital). A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of
"readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." At December 31, 2001, First Federal had aggregate loans to its largest borrower which exceeded 10% of its total capital. At that date, First Federal had an agreement in place to participate a portion of this relationship to another financial institution. However that participation agreement was not funded until January 18, 2002.

     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at December 31, 2001.

     All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act (FRA). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at December 31, 2001.

     Federal Deposit Insurance Corporation Regulations. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

     The FDIC administers two separate  insurance funds, the Bank Insurance Fund
(BIF) for commercial banks and state savings banks and the Savings Association Insurance Fund (SAIF) for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

     FRB Reserve Requirements. FRB regulations currently require reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At December 31, 2001, First Federal was in compliance with its reserve requirements.

     Holding Company Regulation. First Defiance is a unitary thrift holding company and is subject to OTS regulations, examination, supervision and reporting requirements.

     There are generally no restrictions on the activities of unitary thrift holding companies. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a thrift holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary thrift holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then its unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2001, First Federal met the QTL Test.

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

     The  balance of the  pre-1988  reserves  is subject  to the  provisions  of
Section 593(e) as modified by the Small Business Job Protection Act which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2001, First Federal's pre-1988 reserves for tax purposes totaled approximately $9.52 million.

     The tax returns of First Defiance have been audited or closed without audit through the tax year ended December 31, 1997. The tax returns for The Leader have been closed through their tax year ended September 30, 1997. In the opinion of management, any examination of open returns would not result in a deficiency which would have a material adverse effect on the financial condition of First Defiance.

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

     A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and ..22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

     First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of First Federal's book net worth determined in accordance with GAAP. Effective for the 2001 tax year, the tax rate is 1.3% of book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio. On December 31, 1998, The Leader was converted to a single-member limited liability corporation. As such, its operations are not subject to state taxation as a separate entity.

Item 2.   Properties

     At December 31, 2001, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and thirteen other full service branches in northwestern Ohio. At December 31, 2001, The Leader conducted its business from leased office space at 1015 Euclid Avenue, Cleveland, Ohio, and through a branch location at 709 Brookpark Rd., Brooklyn Heights, OH. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio.

     First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio.

     The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2001. See Note 9 to the Consolidated Financial Statements.

                                           Leased/   Net Book Value
                Description/address         Owned      of Property     Deposits
--------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
Main Office, First Federal
601 Clinton Street, Defiance, OH            Owned     $   6,086       $ 288,637

Branch Offices, First Federal
204 E. High Street, Bryan, OH               Owned         1,100          90,995

211 S. Fulton Street, Wauseon, OH           Owned           782          40,001

625 Scott Street, Napoleon, OH              Owned         1,583          68,689

1050 East Main Street, Montpelier, OH       Owned           586          20,086

926 East High Street, Bryan, OH             Owned           111           8,106

1333 Woodlawn, Napoleon, OH                 Owned            74          16,795

825 N. Clinton Street, Defiance, OH         Owned           391          10,351

Inside Super K-Mart                         Leased           83           6,353
190 Stadium Dr., Defiance, OH

905 N. Williams St., Paulding, OH           Owned         1,090          17,295

201 E. High St., Hicksville, OH             Owned           577          10,166

3900 N. Main St., Findlay, OH               Owned         1,433          25,834

11694 N. Countyline St., Fostoria, OH       Owned           913          12,734

1204 W. Wooster, Bowling Green, OH          Leased           --          15,408

Main Office, The Leader
1015 Euclid Avenue, Cleveland, OH           Leased           --             N/A

Branch Office, The Leader
709 Brookpark Rd., Brooklyn Heights, OH     Leased           --             N/A

First Insurance & Investments
419 5th Street, Site 1200, Defiance, OH     Leased           --             N/A

                                                     ---------------------------

                                                      $  14,809       $ 631,450
                                                      ==========================

Item 3. Legal Proceedings

     First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4. Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of securities holders during the fourth quarter of 2001.

                                                                PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's common stock trades on The Nasdaq Stock Market under the symbol "FDEF." As of March 8, 2001, the Company had 1,740 shareholders of record. The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2001 and 2000.


                                  December 31, 2001                                  December 31, 2000
                    ----------------------------------------------     ----------------------------------------------
                         High            Low          Dividend              High            Low          Dividend
                    --------------- --------------- --------------     --------------- --------------- --------------

Quarter Ended:
   March 31            $  15.63        $ 10.69          $ .12             $  12.50        $  8.00          $ .11
   June 30                17.20          13.50            .12                 9.38           7.63            .11
   September 30           18.00          13.28            .12                 9.63           8.00            .11
   December 31            15.24          12.79            .13                11.12           8.38            .12


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


                                                             At or For Years ended December 31,
                                        -----------------------------------------------------------------------------
                                             2001            2000           1999            1998           1997
                                        -----------------------------------------------------------------------------
                                                       (Dollars in Thousands, except per share data)

Selected Consolidated Financial Data:
   Total assets                            $1,132,613      $1,072,194      $  987,994     $  785,399      $  579,698
   Loans held-to maturity, net                517,829         541,208         465,321        448,574         441,824
   Loans held-for-sale                        275,723         232,314         237,622        119,910              88
   Allowance for loan losses                    9,937           8,904           7,758          9,789           2,686
   Non-performing assets                        3,590           1,761           3,587          3,369           1,906
   Securities available-for-sale               48,989          53,176          53,946         47,554          82,536
   Trading securities                               -             234          29,805              -               -
   Securities held-to maturity                  5,580           7,697           9,895         13,541          20,953
   Mortgage servicing rights                  157,369         134,760          97,519         76,452             188
   Deposits and borrowers' escrow
     balances                                 754,604         613,881         564,511        511,313         395,983
   FHLB advances                              196,302         223,258         265,410        168,142          71,665
   Stockholders' equity                       111,021          99,473          89,416         93,710         106,884

Selected    Consolidated     Operating
Results:
   Total interest income                   $   65,864      $   65,185      $   53,379     $   49,056      $   43,858
   Total interest expense                      38,886          43,502          31,582         26,946          21,387
   Net interest income                         26,978          21,683          21,797         22,110          22,471
   Provision for loan losses                    3,870           3,147           1,925          7,769           1,613
   Non-interest income                         66,431          53,246          40,794         17,528           1,627
   Non-interest expense                        68,340          54,905          47,414         26,940          14,093
   Income before income taxes                  21,199          16,877          13,252          4,929           8,392
   Income taxes                                 7,583           5,914           4,629          1,818           2,985
   Net income                                  13,616          10,963           8,623          3,111           5,407
   Basic earnings per share                     2.11            1.74            1.33           0.42            0.65
   Diluted earnings per share                   2.05            1.71            1.29           0.40            0.62

Selected Financial Ratios and Other Data:
Performance Ratios:
   Return on average assets                     1.24%           1.09%           0.99%          0.45%           0.78%
   Return on average equity                    13.08%          11.71%           9.52%          2.99%           4.69%
   Interest rate spread (1)                     3.10%           2.72%           2.86%          3.25%           3.39%
   Net interest margin (1)                      3.27%           2.80%           3.12%          3.62%           4.24%
   Ratio of operating expense to
     Average total assets                       6.22%           5.44%           5.44%          3.85%           2.51%




                                                              At or for Years ended December 31,
                                        --------------------------------------------------------------------------------
                                             2001             2000            1999            1998            1997
                                        --------------------------------------------------------------------------------
                                                         (Dollars in Thousands, except per share data)

Selected Financial Ratios and Other Data (continued):
Quality Ratios:
   Non-performing assets to total
     assets at end of period (2)                0.32%            0.16%           0.36%           0.43%           0.33%

   Allowance for loan losses to
     non-performing assets (2)                276.80%          505.62%         216.28%         209.56%         140.92%
   Allowance for loan losses to total
     loans receivable                           1.25%            1.14%           1.09%           1.69%           0.60%

Capital Ratios:
   Equity to total assets at end of             9.80%            9.28%           9.05%          11.93%          18.44%
     period
   Tangible equity to tangible assets
     at end of period                           8.74%            8.08%           7.68%          10.41%          18.44%
   Average equity to average assets             9.47%            9.27%          10.40%          14.86%          20.55%
   Book value per share                        16.20           $14.49          $13.12          $12.37          $12.53
   Tangible book value per share               14.27           $12.46          $10.97          $10.61          $12.53
   Ratio of average interest-earning assets
     to average interest-bearing
     liabilities                              103.73%          101.48%         105.96%         108.43%         121.45%

Cash Earnings:
   Cash earnings                           $  14,449        $  11,786       $   9,382       $   3,393       $   5,407
   Basic cash earnings per share                2.24             1.87            1.44            0.45            0.65
   Diluted cash earnings per share              2.17             1.84            1.40            0.43            0.62
   Cash return on average assets                1.31%            1.18%           1.09%           0.49%           0.96%
   Cash return on average equity               13.88%           14.87%          11.99%           3.44%           4.69%

Stock Price and Dividend Information:
   High                                       $18.00           $12.50         $14.50       $   15.875          $16.25
   Low                                         10.69             7.63          9.875            11.00           11.75
   Close                                       15.20            10.88          10.50            14.25           16.00
   Cash dividends declared per share             .49              .45           0.41             0.37            0.33
   Dividend payout ratio (3)                   23.22%           25.86%         30.83%           88.10%          50.77%


(1) Interest rate spread represents the difference between the weighted average yield on interest-earnings assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earnings assets.

(2) Non-performing assets consist of non-accrual loans that are contractually past due 90 days or more; loans that are deemed impaired under the criteria of FASB Statement No. 114; and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.

(3)  Dividends payout ratio was calculated using basic earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     First Defiance is a unitary thrift holding company which conducts business through its subsidiaries, First Federal, First Insurance and The Leader.

     First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 14 full service branches. First Federal provides a broad range of financial services including checking accounts, real estate mortgage loans, commercial loans, consumer loans, home equity loans, and trust services.

     First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance's office in Defiance, Ohio while investment and annuity products are sold through investment representatives located at two First Federal branch locations.

     The Leader is a mortgage banking company that specializes in servicing loans originated under first-time homebuyer programs. Under these programs, first-time homebuyers are able to obtain loans at rates generally below market at the time of closing. The funds for the loans are available as a result of bond issues through various state and local governmental units. The Leader, as master servicer under the bond programs, purchases the loans from the originator, principally other financial institutions or mortgage brokers. Once purchased by The Leader, the loans under the specific bond programs are packaged and GNMA securities are issued to the bond trustees under the programs. As of December 31, 2001, The Leader serviced approximately 104,000 bond program loans with balances of $7.4 billion. Because the loans under the first-time homebuyer programs are generally issued at below market rates, they typically have significantly lower pre-payment rates than conventional mortgage loans. The Leader also collects a significant amount of ancillary fees, including late charges. At December 31, 2001, total loans serviced by The Leader, including bond program loans, conventional loans and loans serviced for various third parties, consisted of 140,600 loans with a total balance of $9.2 billion. On January 18, 2002, First Defiance announced that it had signed a definitive agreement to sell The Leader to U.S. Bank Home Mortgage, a unit of U.S. Bank.

Financial Condition

     Total assets at December 31, 2001 were $1.133 billion, a 5.6% increase from the December 31, 2000 total of $1.072 billion.

     Net loans receivable (excluding loans held for sale) declined by $23.4 million and investment securities declined by $6.5 million. Those decreases were offset by increases in cash and cash equivalents, which rose by $15.2 million, loans held for sale, which increased by $43.4 million, and mortgage servicing rights, which increased by $22.6 million.

     The reduction in loans receivable occurred primarily in the single-family residential category, which declined by $65.4 million. This reduction was due to the high level of mortgage loan refinancings that occurred in 2001 due to the low interest rate environment. The majority of loans refinanced were then sold into the secondary market to limit the Company's exposure to interest rate risk on long-term fixed rate loans. Approximately 91% of new first-mortgage loans made by First Federal in 2001 were sold into the secondary market. Automobile loans also declined in 2001, by $10.3 million to $33.3 million, continuing a trend that began in 1999 when the Company implemented more stringent underwriting guidelines for that type of lending. These declines were partially offset by increases in loans secured by non-residential real estate (which increased $27.0 million to $152.5 million), loans secured by multi-family residential property (which increased $21.6 million to $66.3 million), home equity and improvement loans (which increased $4.3 million to $36.2 million) and commercial loans (which increased $2.6 million to $83.7 million).

     Loans available for sale and mortgage servicing rights, two assets primarily associated with The Leader, both increased significantly at December 31, 2001 compared to December 31, 2000. Loans available for sale increased to $275.7 million at December 31, 2001 from $232.3 million. The increase was primarily due to the Company's strategy to hold certain higher interest loans in the warehouse for extended periods to take advantage of the favorable interest rate spread. Mortgage servicing rights increased to $157.4 million at December 31, 2001 from $134.8 million at December 31, 2000. This growth is a function of continued loan production at The Leader throughout 2001. The 2001 balance is net of a $2.8 million impairment reserve. There was no impairment reserve recorded as of December 31, 2000.

     The Company's deposits increased by $85.6 million or 15.7% from $545.9 million at December 31, 2000 to $631.5 million at December 31, 2001. This growth was realized in checking accounts (which increased $12.9 million or 19.5%), money market accounts (which increased $33.9 million or 42.9%) and certificates of deposit (which increased $39.4 million or 10.8%). Of these deposit balances, $144.6 million were associated with The Leader at December 31, 2001 compared to $88.6 million at the end of 2000. The certificate of deposit balances include approximately $87.0 million of brokered CDs at December 31, 2001, up from $57.5 million at December 31, 2000.

     First Defiance also realized a significant increase in advance payments by borrowers for principle, interest, taxes and insurance, which increased from $68.0 million at December 31, 2000 to $123.2 million at December 31, 2001. This balance increased due to the increased level of payoffs that were experienced in the mortgage banking operations. The Company has the right to hold those payoffs for up to 45 days before they must be remitted to the investors.

     As a result of the increases in deposits and advance payment accounts, First Defiance was able to reduce its FHLB advances by $27.0 million to $196.3 million at December 31, 2001 from $223.3 million at December 31, 2000 and its warehouse and term note borrowings by $65.8 million to $54.6 million at December 31, 2001 from $120.4 million at December 31, 2000.

     Changes in the above balances, and the inability to further pay down fixed rate FHLB advances, resulted in a higher than normal cash and cash equivalent balance at December 31, 2001 of $36.1 million compared to $21.0 million at December 31, 2000. Paydowns and maturities of investment securities which were not reinvested because funds were deployed elsewhere resulted in the investment portfolio declining to $54.6 million at December 31, 2001 from $61.1 million at the end of 2000.

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

                                                                           Year Ended December 31,
                                              -------------------------------------------------------------------------------------
                                                                2001                                       2000
                                              ------------------------------------------ -----------------------------------------
                                                 Average                       Yield/       Average                     Yield/
                                                 Balance        Interest      Rate (1)      Balance      Interest        Rate
                                              --------------- ------------- ------------- ------------- ------------ -------------
Interest-Earning Assets                                                                          (Dollars in thousands)
   Loans receivable                             $   783,266     $  62,109        7.93%       $  730,264    $ 60,382       8.27%
   Securities                                        58,118         3,755        6.46            67,868       4,803       7.08
   Dividends on FHLB stock                           15,669         1,058        6.75            14,570       1,075       7.38
                                              --------------- ------------- ------------- ------------- ------------ -------------
   Total interest-earning assets                    857,053        66,922        7.81           812,702      66,260       8.15
Non-interest-earning assets                         241,986                                     196,589
                                              ---------------                             -------------
Total assets                                     $1,099,039                                  $1,009,291
                                              ===============                             =============
Interest-Bearing Liabilities
   Interest-bearing deposits                        550,661     $  25,120        4.56           503,829   $  25,501       4.82
   FHLB advances                                    227,387        11,393        5.01           228,055      13,297       5.83
   Warehouse and term notes payable                  48,210         2,373        4.92            68,993       4,704       6.82
                                              --------------- ------------- ------------- ------------- ------------ -------------
   Total interest-bearing liabilities               826,258        38,886        4.71           800,877      43,502       5.43
Non-interest bearing demand deposits            $    37,597           --                  $      25,376          --
                                              --------------- -------------               ------------- ------------
Total including non-interest-bearing
   demand deposits                                  863,855        38,886        4.50           826,253      43,502       5.26
Other non-interest-bearing liabilities              131,082                                      89,418
                                              ---------------                             -------------
Total liabilities                                   994,937                                     915,671
Stockholders' equity                                104,102                                      93,620
                                              ---------------                             -------------
Total liabilities and stockholders' equity      $ 1,099,039                                  $1,009,291
                                              ===============                             =============
Net interest income; interest rate spread (2)                    $ 28,036        3.10%                     $ 22,758       2.72%
                                                              ============= =============               ============ =============
Net interest margin (3)                                                           3.27%                                   2.80%
                                                                            =============                            =============
Average interest-earning assets to average
   interest-bearing liabilities                                                 103.7%                                  101.5%
                                                                            =============                            =============




                                                         Year Ended December 31,
                                              ------------------------------------------
                                                                 1999
                                              ------------------------------------------
                                                 Average                      Yield/
                                                 Balance       Interest        Rate
                                              -------------- ------------- -------------
Interest-Earning Assets
   Loans receivable                              $657,009        $49,927        7.60%
   Securities                                      56,668          3,452        6.09
   Dividends on FHLB stock                         12,157            861        7.08
                                              -------------- ------------- -------------
   Total interest-earning assets                  725,834         54,240        7.47
Non-interest-earning assets                       145,667
                                              --------------
Total assets                                     $871,501
                                              ==============
Interest-Bearing Liabilities
   Interest-bearing deposits                      459,748        $19,889        4.21
   FHLB advances                                  195,566          9,872        5.05
   Warehouse and term notes payable                29,721          1,821        6.13
                                              -------------- ------------- -------------
   Total interest-bearing liabilities             685,035         31,582        4.61
Non-interest bearing demand deposits           $   13,156             --
                                              -------------- -------------
Total including non-interest-bearing
   demand deposits                                698,191         31,582        4.52
Other non-interest-bearing liabilities             82,691
                                              --------------
Total liabilities                                 780,882
Stockholders' equity                               90,619
                                              --------------
Total liabilities and stockholders' equity       $871,501
                                              ==============
Net interest income; interest rate spread (2)                    $22,658        2.86%
                                                             ============= =============

Net interest margin (3)                                                         3.12%
                                                                           =============
Average interest-earning assets to average
   interest-bearing liabilities                                                  106.0%
                                                                           =============


(1) At December 31, 2001, the yields earned and rates paid were as follows: loans receivable, 7.18%; securities, 6.37%; FHLB stock, 5.50%; total interest-earning assets, 7.10%; deposits, 3.28%; FHLB advances, 4.60%; warehouse and term notes payable, 2.80%; total interest-bearing liabilities, 3.60%; and interest rate spread, 3.50%.

(2) Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest bearing liabilities.

(3)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

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

                                                                                                Year Ended December 31,
                                            --------------------------------------------------------------------------------------
                                                           2001 vs. 2000                             2000 vs. 1999
                                            --------------------------------------------------------------------------------------
                                               Increase      Increase                     Increase      Increase
                                              (decrease)    (decrease)       Total       (decrease)    (decrease)      Total
                                                due to        due to       increase        due to        due to       increase
                                                 rate         volume      (decrease)        rate         volume      (decrease)
                                            --------------------------------------------------------------------------------------
                                                                                                    (In thousands)
Interest-Earning Assets
   Loans                                       $ (2,656)     $  4,383      $  1,727       $  4,888      $  5,567      $ 10,455
   Securities                                      (358)         (690)       (1,048)           669           682         1,351
   Interest-bearing deposits                          -             -             -              -             -             -
   FHLB stock                                       (98)           81           (17)            43           171           214
                                            --------------------------------------------------------------------------------------
   Total interest-earning assets               $ (3,112)     $  3,774      $    662       $  5,600      $  6,420      $ 12,020
                                            ======================================================================================

Interest-Bearing Liabilities
   Deposits                                    $ (2,758)     $  2,377      $   (381)      $  3,244      $  2,368      $  5,612
   FHLB advances                                 (1,865)          (39)       (1,904)         1,785         1,640         3,425
   Warehouse and term notes payable                (914)       (1,417)       (2,331)           477         2,406         2,883
                                            --------------------------------------------------------------------------------------
   Total interest-bearing liabilities          $ (5,537)     $    921      $ (4,616)      $  5,506      $  6,414      $ 11,920
                                            ======================================================================================

Increase in net interest income                                            $  5,278                                   $    100

                                                                        ================                           ===============



                                            -------------------------------------------
                                                          1999 vs. 1998
                                            -------------------------------------------
                                               Increase      Increase
                                              (decrease)    (decrease)      Total
                                                due to        due to       increase
                                                 rate         volume      (decrease)
                                            -------------------------------------------

Interest-Earning Assets
   Loans                                       $ (4,662)     $ 11,220      $  6,558
   Securities                                       (89)       (1,541)       (1,630)
   Interest-bearing deposits                          -          (605)         (605)
   FHLB stock                                        (9)          536           527
                                            -------------------------------------------
   Total interest-earning assets               $ (4,760)     $ (9,610)     $  4,850
                                            ===========================================

Interest-Bearing Liabilities
   Deposits                                    $ (1,303)     $  2,852      $  1,549
   FHLB advances                                   (995)        6,696         5,701
   Warehouse and term notes payable                 317        (2,931)       (2,614)
                                            -------------------------------------------
   Total interest-bearing liabilities          $ (1,981)     $  6,617      $  4,636
                                            ===========================================

Increase in net interest income                                            $    214

                                                                        ===============


Results of Operations

     General - First Defiance reported net income of $13.62 million for the year ended December 31, 2001 compared to $10.96 million and $8.62 million for the years ended December 31, 2000 and 1999 respectively. On a diluted per share basis, First Defiance earned $2.05, $1.71 and $1.29 for the years ended December 31, 2001, 2000 and 1999 respectively.

     Net interest income was $27.0 million for the year ended December 31, 2001, compared to $21.7 million and $21.8 million for the years ended December 31, 2000 and 1999 respectively. Net interest margin was 3.27%, 2.80% and 3.12% for the years ended December 31, 2001, 2000 and 1999 respectively. The increase in net interest margin in 2001 over 2000 is due primarily to an increase in the interest rate spread from 2.72% for the year ended December 31, 2000 to 3.10% for 2001, and increases of $12.2 million, $41.7 million and $10.5 million in average non-interest bearing deposits, average other non-interest bearing liabilities, and average shareholders equity respectively. The decrease in margins that were experienced in 2000 compared to 1999 were due primarily to the financing required to support the $50.9 million increase in average non-interest earning assets between 1999 and 2000. That increase was primarily the result of increases in mortgage servicing rights and prepaid expenses and other assets.

     The cost of interest bearing liabilities dropped 72 basis points in 2001 compared to 2000 while the yield on interest earning assets fell 34 basis points between those same periods, resulting in the 38 basis point spread improvement. The cost of average interest bearing liabilities declined to 4.71% for 2001 compared 5.43% in 2000 while the yields on interest earning assets declined to 7.81% in 2001 from 8.15% in 2000. The decline in rates for both assets and liabilities was due to falling market rates throughout 2001 spurred by the Federal Reserve's 11 cuts to the Federal Funds rate. Liability rates fell more than asset rates primarily due to the improved mix of both interest earning assets and interest bearing liabilities. On the asset side, loans receivable balances increased while lower-yielding investment securities balances declined. On the liability side, non-interest bearing deposits and money market balances increased at a greater pace than certificates of deposit while FHLB advances remained flat and outside borrowings declined.

     In 2000 compared to 1999, the yield on interest earning assets increased to 8.15% from 7.47% while the cost of interest-bearing liabilities increased to 5.43% from 4.61%. Asset yields increased in 2000 because of increased balances in non-residential real estate and commercial loans as well as general interest rate increases. The increase in the cost of funds was the result of several increases in the targeted Federal Funds rate as well as increased usage of external funding sources to finance the growth in mortgage banking activities.

     The provision for loan losses for the year ended December 31, 2001 was $3.9 million compared to $3.1 million in 2000 and $1.9 million for 1999. The provision was comprised of $1.0 million for credit losses and $2.9 million to cover the cost of servicing foreclosed properties in 2001 compared to $499,000 and $2.6 million in credit and foreclosure costs in 2000 respectively and $155,000 and $1.8 million in credit and foreclosure costs respectively in 1999.

     For the year ended December 31, 2001, non-interest income was $66.4 million compared to $53.2 million for 2000 and $40.8 million for 1999. Non-interest expense for the year ended December 31, 2001 was $68.3 million compared to $54.9 million for 2000 and $47.4 million for 1999.

     See also the "Results Reflecting The Sale of The Leader Mortgage Company" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net Interest Income - First Defiance's net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

     Total interest income increased by only $679,000, or 1.0%, to $65.9 million for the year ended December 31, 2001 from $65.2 million for the year ended December 31, 2000. Average loans receivable increased to $783.3 million for 2001 from $730.3 million for 2000 while average investment securities declined to $58.1 million for 2001 from $67.9 million. Although the average balance of total interest-earning assets including FHLB stock increased by $44.4 million in 2001 compared to 2000, the yield on those total assets fell to 7.81% in 2001 from 8.15% in 2000.

     The average balance of loans held for sale increased to $243.1 million for 2001 compared to $219.6 million for 2000 while the average balance of non-residential real estate and commercial loans grew to $275.2 million for 2001 from $208.9 million for 2000. Also the average balance of home equity and improvement loans grew by $6.8 million from December 31, 2000 to December 31, 2001. This growth was partially offset by a $30.0 million decrease in the average balance of single-family residential loans and a $13.4 million decrease in the average balance of all consumer loans. The increase in the average balance of non-residential real estate and commercial loans is the result of the Company's strategy to increase this type of lending. Residential mortgage loans declined because falling interest rates caused a high level of refinanced loans, most of which were subsequently sold into the secondary market. The decline in consumer loans continues a trend that started in 1999 when the Company tightened underwriting standards. The increase in the average balance of available for sale loans is the result of The Leader retaining certain loans which had higher interest rates than the typical housing finance agency loans that generally occupy its warehouse. With the anticipated sale of The Leader in 2002, the available for sale balances will decline substantially while the balance of investment securities will increase significantly.

     In 2000, total interest income increased by $11.8 million, or 22.1%, to $65.2 million for the year ended December 31, 2000 from $53.4 million for the year ended December 31, 1999. The increase was due to a $73.3 million increase in the average balance of loans outstanding for 2000 compared to 1999 and an increase in yield to 8.27% for 2000 from 7.60% for 1999. The increase in balances were in non-residential real estate and commercial loans, which increased in total by $66.8 million, and loans held for sale, which increased by $32.8 million, offset by declines in residential mortgage and consumer loans.

     Interest earnings from the investment portfolio and other interest-bearing deposits decreased to $3.8 million for 2001 from $4.8 million for 2000 as the average balances declined to $58.1 million for 2001 from $67.9 million for 2000. The yield on those investments declined 62 basis points during that period to 6.46% for 2001 from 7.08% for 2000. In 1999, interest earnings from the investment portfolio totaled $3.5 million as the average balance of $56.7 million earned an average yield of 6.09%. Because of the loan demand and the financing requirements of The Leader, the investment portfolio has been used primarily as a source of liquidity during the last three years. It is anticipated that when the sale of The Leader is completed, the investment portfolio will increase significantly.

     Interest expense decreased by $4.6 million, or 10.6%, to $38.9 million in 2001 compared to $43.5 million in 2000. The decrease is due to a decline in the cost of total interest bearing liabilities to 4.71% for 2001 from 5.43% for 2000. The cost of interest bearing deposits dropped 26 basis points, to 4.56% in 2001 from 4.82% in 2000; the cost of FHLB advances dropped 82 basis points, to 5.01% from 5.83%; and the cost of warehouse and other notes payable dropped 190 basis points, to 4.92% from 6.82%. The Company also experienced $12.2 million or 48.2% growth in its non-interest bearing deposit balances. Interest-bearing deposit balances increased by $46.8 million in 2001 compared to 2000 with much of the growth coming in the Company's money market product. The average balance of FHLB advances remained relatively stable between 2001 and 2000 while the average balance of warehouse and other term notes payable declined by $20.8 million.

     In 2000, interest expense increased by $11.9 million, or 37.7%, to $43.5 million compared to $31.6 million for 1999. The increase is due to the increase in the average interest bearing liabilities to $800.9 million in 2000 from $685.0 million in 1999. Additionally, the average cost of funds on interest-bearing liabilities increased to 5.43% during 2000 from 4.61% during 1999. The increased balances were due to increased funding requirements relating to loans held for sale and mortgage servicing rights at The Leader and increased loan growth at First Federal while the increased cost of funds is due to higher rates in 2000 resulting from several Federal Reserve increases in the targeted Federal Funds rate during 2000 as well as increased usage of outside financing sources to finance The Leader's mortgage banking activities. All warehouse and other notes payable will be paid off at the completion of The Leader sale transaction in 2002. To the extent possible, certain FHLB advances and brokered certificates of deposits will be repaid or not replaced as they mature.

     As a result of the foregoing, First Defiance's net interest income was $27.0 million for the year ended December 31, 2001 compared to $21.7 million for the year ended December 31, 2000 and $21.8 million for the year ended December 31, 1999. Net interest margin for the year ended December 31, 2001 increased to 3.27% from 2.80% for 2000 and 3.12% for 1999.

     Provision for Loan Losses - First Defiance's provision for loan losses was $3.9 million for the year ended December 31, 2001 compared to $3.1 million and $1.9 million for the years ended December 31, 2000 and 1999 respectively. The provision for loan losses is comprised of a provision for credit losses, which accounts for losses on First Federal's loan portfolio, and a provision for foreclosure losses, which accounts for expected administrative and legal charges necessary to take loans through the foreclosure process. Foreclosure losses are entirely associated with The Leader's mortgage servicing portfolio. The credit loss portion of the provision was $1.0 million, $635,000, and $155,000 respectively in 2001, 2000 and 1999 respectively while the foreclosure loss portion of the provision was $2.9 million, $2.5 million and $1.8 million respectively in those same three years.

     Provisions for credit losses are charged to earnings to bring the total allowance for credit losses to a level that is deemed appropriate by management. Factors considered by management include identifiable risk in the portfolios, historical experience, the volume and type of lending conducted by First Defiance, regulatory guidance, the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired, general economic conditions, particularly as they relate to First Defiance's market areas, and other factors related to the collectibility of First Defiance's loan portfolio.

     Continued growth in non-residential and commercial loans at First Federal, which have an inherently higher level of risk than other types of loans, and concerns about economic conditions in the northwest Ohio market area caused the provision for credit losses to increase in 2001 from 2000 and 1999 levels. The allowance for credit losses totaled $6.55 million at December 31, 2001 compared to $6.33 million at December 31, 2000 and $6.50 million at December 31, 1999. Total credit charge-offs for 2001 and 2000 were $1.0 million each year and $2.5 million in 1999 while recoveries for those same three years were $257,000, $222,000 and $279,000 respectively. The high level of charge-offs recorded in 1999 related to underwriting problems First Federal experienced with its consumer loan portfolio in 1997 and 1998. Those charge-offs were provided for in a large adjustment to the allowance for loan losses recorded by First Federal in 1998.

     First Defiance's non-performing assets at December 31, 2001 were $3.6 million compared to $1.8 million at December 31, 2000. These totals include real estate owned by The Leader of $1.1 million and $271,000 at the end of 2001 and 2000 respectively. The increase in real estate owned is primarily due to the slowing economy which tends to impact the borrowers in the programs in which The Leader specializes. First Federal's non-performing assets were $2.5 million at December 31, 2001 compared to $1.5 million at December 31, 2000. Non-performing assets include loans that are 90 days past due and all real estate owned and other foreclosed assets. Non-performing assets at First Federal at December 31, 2001 and 2000 by category were as follows:

                                                       December 31
                                               2001                   2000
                                              --------------- ------------------
                                                     (In thousands)
Non-performing loans:
   Single-family residential                     $1,151                $671
   Non-residential and multi-family
   residential real estate                          972                 572
   Commercial                                       110                 140
   Consumer finance                                 138                  66
                                              --------------- ------------------
Total non-performing loans                       $2,371              $1,449
Real estate owned and repossessed assets            136                  41
                                              --------------- ------------------
Total non-performing assets                      $2,507              $1,490
                                              =============== ==================

     The $972,000 balance of non-performing non-residential and multi-family residential real estate loans represents a $400,000 or 70% increase from the 2000 level. Total non-residential and multi-family real estate loans increased
by  $48.6   million  over  that  same  period.   Non-performing   loans  in  the
non-residential and multi-family residential real estate loan category represent ..44% of the total loans in that category at December 31, 2001 compared to .34% at December 31, 2000. This increase is primarily due to one commercial loan that is more than 90 days past due and management believes the allowance for loan losses for this loan is adequate to cover any potential loss

     The increase in single-family non-performing loans, while significant, should not materially impact First Defiance's results. These non-performing loans are comprised of 23 single-family mortgage loans with an average balance of $50,000 outstanding at December 31, 2001. These loans are generally well-secured. Management believes the allowance for loan losses is adequate to cover any potential losses on these loans.

     During the year ended December 31, 2001, The Leader recorded a provision for foreclosure losses totaling $2.8 million compared to foreclosure provisions of $2.6 million and $1.8 million recorded in 2000 and 1999 respectively. In 2000, management changed its method of estimating the required reserve for potential losses on foreclosures to more accurately reflect the total risk inherent in the servicing and loan portfolios at The Leader. This resulted in a one-time increase in the provision for foreclosure losses of $693,000. Excluding the one-time adjustment in 2000, the provision for foreclosure losses increased $1.0 million between 2000 and 2001. This increase is a result of a growing portfolio and a weaker economy nationwide. The borrowers who participate in the first-time homebuyers tend to be among the first impacted by a weaker economy.

     Non-interest Income - Non-interest income increased by $13.2 million to $66.4 million in 2001 from $53.2 million in 2000 and $40.8 million in 1999. $56.2 million of the 2001 non-interest income was related to operations that are being sold as part of The Leader sale transaction. The Leader accounted for $46.5 million and $35.9 million of the non-interest income in 2000 and 1999, respectively.

     Non-interest income, excluding The Leader, was $10.2 million in 2001 compared to $6.7 million in 2000 and $4.9 million in 1999. The 52.2% increase from 2000 to 2001 was primarily attributable to gains on sale of mortgage loans, which increased to approximately $3.1 million in 2001 from approximately $580,000 in 2000. The increase was the result of record mortgage originations through First Federal's branch networks caused by low mortgage interest rates throughout the year. Loan and deposit fees at First Federal increased to $3.2 million in 2001 from $2.3 million in 2000 and commission income at First
Insurance increased to $2.8 million from $2.4 million. In 1999, gains on mortgage loan sales totaled $876,000 while loan and deposit fees were $1.7 million and insurance agency income was $1.2 million.

     The Leader's non-interest income increased each year between 1999 and 2001 because of continued growth in the mortgage servicing portfolio, which resulted in growth in mortgage servicing fees, and increases in gains on sale, a result of a significant increase in mortgage production in the first-time homebuyer programs between 1999 and 2001. Also, 2001 results included $2.5 million in gains from the sale of certain loans, which had a history of delinquency, out of the servicing portfolio to a third party. These transactions were accomplished by purchasing the loans out of the servicing portfolio at par as allowed under the servicing agreements and then selling the loans to a third party at a premium.

     Non-interest Expense - Total non-interest expense for 2001 was $68.3 million compared to $54.9 million for the year ended December 31, 2000 and $47.4 million for the year ended December 31, 1999. The 2001 total includes $46.0 million of costs associated with The Leader while the 2000 and 1999 totals include $34.7 million and $29.5 million of The Leader's costs respectively.

     Excluding expenses that relate to The Leader, non-interest expense was $22.9 million for 2001, $20.2 million for 2000 and $17.9 million for 1999. The $2.7 million increase from 2000 to 2001 was caused primarily by a $1.0 million increase in compensation and benefits, and a $1.0 million increase in amortization and impairment of mortgage servicing rights. Compensation and benefits increased approximately $325,000 because of pay raises, $100,000 because of increases in various forms of incentive compensation linked to the performance of the Company and $575,000 related to staffing increases, including a full year of staffing of the Bowling Green, Ohio branch that opened in the fall of 2000. Mortgage servicing rights amortization and impairment increased approximately $225,000 because of growth in the servicing portfolio and because approximately $775,000 of the $2.8 million of the impairment adjustment recorded by The Leader against its mortgage servicing portfolio related to servicing rights that will be retained by First Federal after the close of The Leader sale transaction.

     The $11.3 million increase in non-interest expense at The Leader between 2000 and 2001 was almost all related to the amortization and impairment of mortgage servicing rights. Amortization expense related to the mortgage servicing portfolio that will be part of The Leader sale increased to $23.0 million in 2001 from $14.7 million in 2000 because of both the increase in prepayments on the underlying loans in the mortgage servicing portfolio and the growth in the servicing portfolio itself. The Leader also recorded a total of $2.8 million of impairment reserves during 2001 as the estimated fair value of certain portions of The Leader's servicing portfolio was determined to be less than its book value. As noted above, $772,000 of the $2.8 million of impairment relates to the relatively small component of the mortgage servicing portfolio that will be retained by First Federal. Other components of non-interest expense at The Leader changed only slightly between 2000 and 2001.

     The Leader experienced a $1.5 million increase in its compensation and benefits expense between 1999 and 2000 and the amortization of mortgage servicing rights also increased by approximately $2.2 million between those two periods.

     Income Taxes - Income tax amounted to $7.6 million in 2001 compared to $5.9 million in 2000 and $4.6 million in 1999. The effective rates for those three years were 35.8%, 35.0% and 34.9% respectively.

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

     Credit risk is increased by lending or investing activities that concentrate a financial institution's assets in a way that exposes the institution to a material loss from any single occurrence or group of occurrences. Diversifying loans and investments to prevent concentrations of risks is one manner a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of
credit  risk  at  acceptable   levels.   First   Defiance's  loan  portfolio  is
concentrated geographically in its northwest Ohio market area. There are no industry concentrations which exceed 10% of the Company's loan portfolio.

Liquidity and Capital Resources

     The Company's primary source of liquidity is its core deposit base, raised through First Federal's branch network, along with unused wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

     Cash used in operating activities was $72.9 million, $34.1 million and $165.4 million for the years ended December 31, 2001, 2000 and 1999 respectively. For each of those three years, the Company used more cash in operating activities than was provided. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, goodwill amortization, ESOP expense related to the release of ESOP shares in accordance with AICPA SOP 93-6, the origination and amortization of mortgage servicing rights and increases and decreases in other assets and liabilities.

     The primary investing activity of First Defiance is lending, which is funded with cash provided from operations and financing activities, as well as proceeds from payments on existing loans and proceeds from maturities of securities. In 2001, cash provided from the sale and maturity of investment securities totaled $12.6 million while $6.4 million in additional securities were purchased.

     Principal financing activities include the gathering of deposits and advance payments from loan servicing customers, the utilization of FHLB advances, and borrowings from other banks. For the year ended December 31, 2001, deposits and advance payments by loan servicing customers increased by $140.7 million while FHLB advances decreased by $27.0 million and warehouse and term notes payable decreased by $65.8 million. For additional information about cash flows from First Defiance's operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

     At December 31, 2001, First Defiance had the following commitments to fund deposit, advance and borrowing obligations:


                                                  Maturity Dates by Period at December 31, 2001
                                    ---------------------------------------------------------------------------
                                                      Less than                                  After 5 years
Contractual Obligations                 Total          1 year        1-3 years      4-5 years
----------------------------------- --------------- -------------- -------------- -------------- --------------
Savings, checking and demand
   accounts                             $228,537        $228,537     $       --      $       --    $       --
Certificates of deposit                  402,913         284,604        108,935           8,889           485
FHLB overnight advances                   40,000          40,000             --              --            --
FHLB fixed advances including
   interest (1)                          207,731           8,144         39,218          41,399       118,969
Committed and uncommitted
   short-term mortgage warehouse
   loans (2)                              30,367          30,367             --              --            --
Revolving lines of credit (3)             18,250          18,250             --              --            --
Other notes payable                        5,970             239            483             472         4,776
                                    --------------- -------------- -------------- -------------- --------------
Total contractual cash obligations      $933,768        $610,141       $148,636         $50,760      $124,230
                                    =============== ============== ============== ============== ==============


(1) Includes principal payments of $156,302 and interest payments of $51,429
(2) Total available lines are $225,000
(3) Total available line is $20,000

At December 31, 2001, First Defiance had the following commitments to fund loan or line of credit obligations:





                                                     Amount of Commitment Expiration by Period
                                 Total      ----------------------------------------------------------
                                 Amounts       Less than 1
 Commitments                     Committed        year        1-3 years      4-5 years    After 5 years
----------------------------- -------------- -------------- ------------- -------------- --------------

Mortgage loans in process          $2,887         $2,887       $      --     $      --      $      --
Commercial loans in process        12,432            114          12,318            --             --
Single-family mortgage loan
   originations                    12,077         12,077              --            --             --
Nonmortgage loan originations      19,228         19,228              --            --             --
Consumer lines of credit           30,647             37           7,001           182         23,427
Commercial lines of credit         33,750             --          33,750            --             --
                              -------------- -------------- ------------- -------------- --------------
Total commitments                $111,021        $34,343         $53,069          $182        $23,427
                              ============== ============== ============= ============== ==============

     In addition to the above commitments, at December 31, 2001, through The Leader, First Defiance had commitments to sell $238.4 million of loans held for sale and to acquire $145.0 million of loans under first-time homebuyer programs, all of which have offsetting commitments for sale into the secondary market as GNMA or FNMA mortage-backed securities.

     To meet its obligations, management can adjust the rate on savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, bank lines and brokered certificates of deposit. At December 31, 2001 First Defiance had $196.4 million of capacity under its lines of credit with other financial institutions. After the sale of The Leader is complete, all bank lines will be paid off and retired. FHLB advances will also be paid down to the extent possible. However, $155.0 million has been borrowed under either fixed or structured FHLB advances that can not be immediately repaid without significant penalties. Management anticipates utilizing these advances after the sale of The Leader to purchase investment securities pending other lending and investment opportunities.

     Stockholders' equity increased by $11.5 million, or 11.6% at December 31, 2001 compared to December 31, 2000. Net income for 2001 was $13.6 million, of which $3.2 million was returned to shareholders in the form of declared dividends ($.49 per share). The increase in the market value of available for sale securities increased equity by $716,000. The vesting of MRP shares and the release of ESOP shares increased equity by $185,000 and $598,000 respectively. Stock option exercises increased equity by approximately $360,000. The purchase of First Defiance's 51,000 of shares of stock for treasury reduced equity by $748,000. The book value of First Defiance's common stock was $16.20 per share at December 31, 2001, compared to $14.49 per share at December 31, 2000. The tangible book value (excluding goodwill) per share was $14.27 and $12.46 at December 31, 2001 and 2000.

     First Federal is subject to various capital requirements of the Office of Thrift Supervision. At December 31, 2001, First Federal had capital ratios that exceeded the standard to be considered "well capitalized". For additional information about First Federal's capital requirements, see Note 14 to the Consolidated Financial Statements.

Results Reflecting the Sale of The Leader Mortgage Company

     Beginning in the first quarter of 2002, the reported results for First Defiance will reflect the activity of The Leader as a discontinued operation. Had the Consolidated Statements of Income included in this Form 10-K been reported on that basis, they would have been as follows:


                                                                       Years Ended December 31
                                                                 2001           2000          1999
                                                              ----------------------------------------
                                                              (In thousands, except per share amounts)
Interest income:
   Loans                                                        $42,794       $42,601        $37,430
   Investment securities                                          3,479         3,978          3,308
   Interest-bearing deposits                                        272           362            145
                                                              ----------------------------------------
Total interest income                                            46,545        46,941         40,882

Interest expense:
   Deposits                                                      20,931        21,409         17,425
   FHLB advances and other                                        4,973         3,676          2,809
   Warehouse and term notes payable                               1,063           733            192
                                                              ----------------------------------------
Total interest expense                                           26,967        25,818         20,427
                                                              ----------------------------------------
Net interest income                                              19,578        21,123         20,455

Provision for loan losses                                           994           635            155
                                                              ----------------------------------------
Net interest income after provision for loan losses              18,584        20,488         20,300

Non-interest income
   Service fees and other charges                                 3,175         2,329          1,675
   Gain on sale of loans                                          3,061           580            876
   Federal Home Loan Bank stock dividends                         1,055         1,073            858
   Gain (loss) on sale of securities                               (137)          (58)             1
   Trust fees                                                       110           238             43
   Other                                                          2,956         2,514          1,428
                                                              ----------------------------------------
                                                                 10,220         6,676          4,881
Non-interest expense:
   Compensation and benefits                                     12,142        11,094          9,308
   Occupancy                                                      2,728         2,644          2,516
   Deposit insurance premiums                                       124           120            380
   Franchise tax                                                  1,306         1,117            968
   Data processing                                                1,101         1,277          1,239
   Mortgage servicing rights amortization                           449           222            167
   Impairment of mortgage servicing rights                          772             -              -
   Goodwill amortization                                            314           300            201
   Other expense                                                  4,012         3,398          3,171
                                                              ----------------------------------------
                                                                 22,948        20,172         17,950
                                                              ----------------------------------------
Income from continuing operations before income tax               5,856         6,992          7,232
Income taxes                                                      1,946         2,220          2,380
                                                              ----------------------------------------
Net income from continuing operations                             3,910         4,772          4,852
Discontinued operations, net of tax                               9,706         6,191          3,771
                                                              ----------------------------------------
Net income                                                      $13,616       $10,963         $8,623
                                                              ========================================

Earnings per share:
   Basic:
   Continuing operations                                        $  .61         $  .76         $  .75
   Discontinued operations                                        1.50            .98            .58
                                                              ----------------------------------------
                                                                 $2.11          $1.74          $1.33
                                                              ========================================
   Diluted:
   Continuing operations                                        $  .59         $  .74         $  .73
   Discontinued operations                                        1.46            .97            .56
                                                              ----------------------------------------
                                                                 $2.05          $1.71          $1.29
                                                              ========================================

     The income from continuing operations presented above is not representative of what the results of First Defiance would have been without The Leader because of a number of factors, especially the allocation of capital between The Leader and the other operating units of First Defiance. Income from continuing operations for First Defiance as presented above are materially impacted by the banking relationship between First Federal and The Leader which existed throughout the three-year period presented. It is estimated that First Federal incurred an after-tax loss of $956,000 for the year ended December 31, 2001 from the negative spread that existed between the financing provided to The Leader and First Federal's incremental cost of funds. In 2000 and 1999, First Federal realized a favorable spread of $917,000 and $357,000 respectively on the financing provided to The Leader. Factoring out the impact of this financing, net income from continuing operations reflected above would have been $4,866,000, $3,855,000 and $4,495,000 for the years ended December 31, 2001,
2000 and 1999,respectively or $.73, $.60 and $.67 per diluted share for the same three periods respectively.

Pro Forma Income Statement and Balance Sheet

     The presentation of discontinued operations above represent how First Defiance's results would have been presented for GAAP accounting purposes had the sale of The Leader been finalized prior to December 31, 2001. The Pro Forma Income Statement presented here represent management's estimate of what financial results would have been had the proposed sale of The Leader occurred as of the first business day of 2001. In preparing this pro forma, it was assumed that available funds would be used to pay off FHLB advances and warehouse and term debt to the extent that no prepayment penalties will be incurred. The balance of available funds is assumed to be invested in short-term investments at a rate of 4.25%. Dollars are in thousands (except per share amounts).

             Interest income                              $ 56,785
             Interest expense                               33,135
                                                     ---------------

             Net interest income                            23,650
             Provision for loan losses                         993
                                                     ---------------
             Net interest income after provision            22,657

             Non-interest income                             9,297
             Non-interest expense                           21,776
                                                     ---------------

             Income before income taxes                     10,178
             Income taxes                                    3,362
                                                     ---------------

             Pro forma net income                         $  6,616
                                                     ===============

             Pro forma net income per share               $   1.00
                                                     ===============

     The Balance Sheet of First Defiance, prepared on a pro forma basis at December 31, 2001 to reflect the proposed sale of The Leader would have been as follows (In thousands):


             Assets
             Cash and cash equivalents                      $   36,116
             Investment securities:
               Available for sale                              268,543
               Held to maturity                                  5,817
                                                          --------------

                                                               274,360
             Loans receivable                                  495,250
             Other assets                                       44,601
                                                          --------------

             Total Assets                                   $  850,327
                                                          ==============

             Liabilities and stockholders' equity
             Liabilities:
               Deposits                                     $  564,097
               Advances from the FHLB                          156,302
               Other liabilities                                 8,908
                                                          --------------

                                                               729,307

             Stockholders' equity                              121,020
                                                          --------------

             Total liabilities and stockholders' equity     $  850,327
                                                          ==============

     These pro forma financial statements are not necessarily representative of what the results of operations of First Defiance will be subsequent to The Leader sale transaction.

Cash Earnings

     First Defiance recorded a total of $887,000 of goodwill amortization expense in 2001, with $573,000 associated with The Leader and $314,000 associated with First Insurance ($156,000 of First Insurance's goodwill amortization is tax deductible). The Leader goodwill, which totaled $9.5 million at December 31, 2001, will be disposed of as part of The Leader sales transaction

     First Defiance analyzes its performance on a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on a cash basis before amortization of goodwill and the related tax benefit of tax deductible goodwill, referred to in this analysis as "cash basis results". Cash basis results and related discussions are presented as supplementary information in this analysis to enhance the readers' understanding of, and highlight trends in, the Company's core financial results excluding the effects of amortization of goodwill. Cash basis results should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States.

     The selected financial data presented in the following table highlights the performance of First Defiance on a cash basis for each of the three years in the period ended December 31, 2001. The data has been adjusted to exclude the amortization of goodwill and the related tax benefit of tax deductible goodwill. This goodwill resulted from the acquisitions of The Leader and the insurance agencies which were combined to form First Insurance. All three acquisitions were recorded using the purchase method of accounting.

     The amortization of goodwill does not result in a cash expense and has essentially no economic impact on liquidity and funds management activity. Cash basis financial data provides an additional basis for measuring a company's ability to support future growth, pay dividends, and repurchase shares. The cash basis data presented in the table below has not been adjusted to exclude the impact of other noncash items such as depreciation, the provision for loan losses, and amortization of MRP and ESOP expense.


                                             2001               2000              1999
                                       ------------------ ----------------- -----------------
                                         (Dollars in thousands, except per share amounts)
Year Ended December 31
Non-interest expense                    $   67,453         $   54,031        $   46,639
Income before income taxes                  22,086             17,751            14,027
Net income                                  14,447             11,786             9,382

Per Common Share
Net income per basic share                  $2.24              $1.87             $1.44
Net income per diluted share                 2.17               1.84              1.40
Weighted average common shares
     (000s)                                  6,464              6,318             6,502
Weighted average diluted common
     shares (000s)                           6,646              6,423             6,700

Performance Ratios
Return on average assets                     1.33%              1.18%             1.09%
Return on average equity                    15.97              14.87             11.99
Ratio of cash operating expense to
     tangible assets                         6.21               5.43              5.43

Goodwill
Goodwill average balance                $   13,623         $   14,372        $   12,519
Goodwill amortization (after tax)              831                823               759



     In June  2001 the FASB  adopted  Statement  No.  142,  Goodwill  and  Other
Intangible Assets. This accounting standard, which is required for years beginning after December 15, 2001, changes the accounting treatment of goodwill. Previously goodwill was considered a wasting asset and required to be amortized. Under Statement No. 142, goodwill is no longer amortized but it is to be reviewed annually for impairment. Management has not yet completed the impairment analysis for the goodwill recorded at First Insurance, which totaled $3.7 million at December 31, 2001.

Critical Accounting Policies

     First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of First Defiance.

     Allowance for Loan Losses: First Defiance believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the section entitled Allowance for Loan Losses and Note 3, Statement of Accounting Policies for a detailed description of the Corporation's estimation process and methodology related to the allowance for loan losses.

     Valuation of Mortgage Servicing Rights: First Defiance believes the valuations of mortgage servicing rights is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. First Defiance recognizes as separate assets the value of mortgage servicing rights, whether those rights are acquired through loan origination activities or through purchase activities. Refer to the section entitled Mortgage Servicing Rights and Note 3, Statement of Accounting Policies, for a detailed description of First Defiance's process and methodology.

     FASB 91 - Deferral of Fees: First Defiance believes that SFAS No. 91 - Deferral of Fees is a critical accounting policy that utilizes estimates in its preparation of its consolidated financial statements. First Defiance accounts for loan origination and commitment fees and certain direct loan origination cost by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan's yield. Refer to the section entitled Revenue Recognition and Note 3, Statement of Accounting Policies, for a detailed description of First Defiance's process and methodology.

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

     First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. This simulation is run for both First Defiance as a consolidated entity and for First Federal on a stand-alone basis. With the pending sale of The Leader, management believes the First Federal stand-alone simulation to be the more meaningful analysis. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 12 month period, using 2002 projected amounts as a base case, First Defiance's net interest income would decrease by 1.8%. Were interest rates to fall by 100 basis points during the same 12-month period, the simulation indicates that net interest income would increase by 1.8%.

     First Defiance has increased its lending activities in the non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance's non-residential and multi-family real estate loan portfolio increased to $218.8 million, which is split between $33.3 million of fixed-rate loans and $185.5 million of adjustable-rate loans at December 31, 2001. The commercial loan portfolio increased to $83.7 million, which is split between $39.8 million of fixed-rate loans and $43.9 million of adjustable-rate loans at December 31, 2001. Certain of the loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than 7 years. First Defiance also has significant balances of consumer loans ($40.9 million at December 31, 2001) which tend to have a shorter duration than residential mortgage loans, and home equity and improvement loans ($36.2 million at December 31, 2001) which fluctuate with changes in the prime lending rate. Also, to limit its interest rate risk, First Federal sells more than 90% of its fixed-rate mortgage originations into the secondary market. Historically, loans with maturities less than 20 years had been retained in portfolio although First Federal began selling its 15-year fixed-rate mortgage loans in the secondary market beginning in January 1999.

     In addition to the simulation analysis, First Federal also prepares an "economic value of equity" ("EVE") analysis. This analysis calculates the net present value of First Federal's assets and liabilities in rate shock environments which range from -200 basis points to +200 basis points. The results of this analysis are reflected in the following table for the First
Federal stand alone analysis. This analysis is materially different than the First Defiance consolidated analysis because of interest rate sensitivity associated with mortgage servicing rights.



                                             December 31, 2001
-------------------------------------------------------------------------------------------------------------

                                                                           Economic Value of Equity as % of
                                   Economic Value of Equity                     Present Value of Assets
                         ----------------------------------------------    ----------------------------------

    Change in Rates        $ Amount        $ Change         % Change            Ratio            Change
                            (Dollars in Thousands)
------------------------ ------------------------------ ------------------ ---------------- -----------------


       + 200 bp             59,640          (12,649)         (17.50%)            10.07%           (164)  bp
       + 100 bp             65,640           (6,649)          (9.20%)            10.86%            (85)  bp
            0 bp            72,289               --              --              11.71%             --
        -100 bp             73,477            1,188            1.64%             11.75%              4   bp
        -200 bp             73,155              866            1.20%             11.61%            (10)  bp



     This analysis is based on First Defiance's internal allocation of capital between First Federal and The Leader. Once the sale of The Leader is completed, all of the capital of First Defiance will be included in this analysis. Management will have an opportunity to control its interest rate risk based on how the freed up capital is redeployed.

     Based on the above analysis, in the event of a 200 basis point change in interest rates as of December 31, 2001, First Federal would experience a 17.5% decrease in its economic value of equity in a rising rate environment and only a 1.2% increase in its economic value of equity in a declining rate environment. During periods of rising rates, the value of monetary assets declines.
Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the decline in the economic value of equity in a rising rate environment is generally because First Federal has used FHLB advances and deposits with shorter terms than the assets in which it invests. The average duration of its assets at December 31, 2001 was 2.19 years while the average duration of its liabilities was 1.18 years. Management anticipates that it will balance the interest rate risk that exists on the balance sheet through the additions it makes to its investment portfolio after the completion of the sale of The Leader.

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

Forward Looking Information

     Forward looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements in this report which are not historical fact are forward looking statements and they include, among other statements, the pro forma income statement and balance sheet which reflect the results of First Defiance as if the sale of The Leader had occurred as of January 1, 2001, projections about growth in the Financial Condition section, comments about the adequacy of the allowance for loan losses and projections about interest rate simulations included in the Asset/Liability Management section. Actual results may differ from expectations contained in such forward looking information as a result of factors including but not limited to the interest rate environment, economic policy or conditions, federal and state banking and tax regulations, and competitive factors in the marketplace. Each of these factors could affect estimates, assumptions, uncertainties and risks considered in the development of forward looking information and could cause actual results to differ materially from management's expectation regarding future performance.

Item 8. Financial Statements and Supplementary Data




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Consolidated Statements of Financial Condition...............................60
Consolidated Statements of Income............................................62
Consolidated Statements of Stockholders' Equity..............................63
Consolidated Statements of Cash Flows........................................64
Notes to Consolidated Financial Statements...................................66
Report of Independent Auditors..............................................110

                       First Defiance Financial Corp.

               Consolidated Statements of Financial Condition


                                                             December 31
                                                         2001            2000
                                                    ---------------------------
                                                           (In Thousands)
Assets Cash and cash equivalents:
Cash and amounts due from depository institutions        $ 11,784      $ 7,320
Interest-bearing deposits                                  24,332       13,634
                                                    ---------------------------
                                                           36,116       20,954

Investment securities:
Available-for-sale, carried at fair value                  48,989       53,176
Trading, carried at fair value                                 --          234
Held-to-maturity, carried at amortized cost
(fair value $5,678 and $7,770 at
December 31, 2001 and 2000, respectively)                   5,580        7,697
                                                    ---------------------------
                                                           54,569       61,107

Loans receivable, net of allowance of $9,937
and $8,904 at December 31, 2001 and 2000,
respectively                                              517,829      541,208
Loans held for sale                                       275,723      232,314
Mortgage servicing rights                                 157,369      134,760
Accrued interest receivable                                 6,111        5,976
Federal Home Loan Bank stock                               16,306       15,251
Premises and equipment                                     22,242       22,203
Real estate and other assets held for sale                  1,219          312
Goodwill, net of accumulated amortization of
$2,805 and $1,918 at December 31, 2001
and 2000, respectively                                     13,207       13,983
Other assets                                               31,922       24,126
                                                    ---------------------------
Total assets                                          $ 1,132,613  $ 1,072,194
                                                    ===========================

                                                              December 31
                                                            2001         2000
                                                -------------------------------
                                                         (In  Thousands)
Liabilities and stockholders' equity
Liabilities:
Deposits                                                $ 631,450    $ 545,899
Advances from the Federal Home Loan Bank                  196,302      223,258
Warehouse and term notes payable                           54,587      120,425
Accrued expenses and other liabilities                     15,395       12,546
Deferred taxes                                                704        2,611
Advance payments by borrowers                             123,154       67,982
                                                -------------------------------
Total liabilities                                       1,021,592      972,721

Stockholders' equity:
Preferred stock, no par value per share:
5,000 shares authorized; no shares issued
Common stock, $.01 par value per share:
20,000 shares authorized; 6,854 and 6,864
shares outstanding, respectively                               69           69
Additional paid-in capital                                 53,725       53,512
Stock acquired by ESOP                                     (2,813)      (3,238)
Deferred compensation                                         (82)        (204)
Accumulated other comprehensive income,
net of tax of $410 and $22, respectively                      763           47
Retained earnings                                          59,359       49,287
                                                -------------------------------
Total stockholders' equity                                111,021       99,473

                                                -------------------------------
Total liabilities and stockholders' equity            $ 1,132,613  $ 1,072,194
                                                ===============================


See accompanying notes.

                           First Defiance Financial Corp.

                          Consolidated Statements of Income


                                                              Years ended December 31
                                                           2001         2000        1999
                                                        -------------------------------------
                                                        (In Thousands, except per share amount)
Interest income:
Loans                                                      $ 62,109     $ 60,382    $ 49,927
Investment securities                                         3,483        4,441       3,307
Other                                                           272          362         145
                                                        -------------------------------------
Total interest income                                        65,864       65,185      53,379

Interest expense:
Deposits                                                     25,120       25,501      19,889
Federal Home Loan Bank advances and other                    11,393       13,297       9,872
Warehouse and term notes payable                              2,373        4,704       1,821
                                                        -------------------------------------
Total interest expense                                       38,886       43,502      31,582
                                                        -------------------------------------
Net interest income                                          26,978       21,683      21,797

Provision for loan losses                                     3,870        3,147       1,925
                                                        -------------------------------------
Net interest income after provision for loan losses          23,108       18,536      19,872

Non-interest income:
Mortgage banking income                                      45,957       36,129      28,156
Service fees and other charges                                2,695        2,047       1,411
Gain on sale of loans                                        11,709        9,546       7,081
Gain on sale of mortgage servicing rights                         -            -         479
Federal Home Loan Bank stock dividends                        1,058        1,075         861
Net (loss) gain on sale of available-for-sale securities       (137)         (58)          1
Trust fees                                                      110          238          43
Other                                                         5,039        4,269       2,762
                                                        -------------------------------------
                                                             66,431       53,246      40,794
Non-interest expense:
Compensation and benefits                                    24,126       22,685      19,401
Occupancy                                                     5,191        4,907       4,128
Deposit insurance premiums                                      124          120         380
Franchise tax                                                 1,306        1,123         983
Data processing                                               1,187        1,277       1,239
Mortgage servicing rights amortization                       23,405       14,963      12,711
Net impairment of mortgage servicing rights                   2,859           21           -
Goodwill amortization                                           887          874         775
Other                                                         9,255        8,935       7,797
                                                        -------------------------------------
                                                             68,340       54,905      47,414
                                                        -------------------------------------
Income before income taxes                                   21,199       16,877      13,252
Income taxes                                                  7,583        5,914       4,629
                                                        -------------------------------------
Net income                                                 $ 13,616     $ 10,963     $ 8,623
                                                        =====================================
Earnings per share:
Basic                                                       $  2.11      $  1.74     $  1.33
                                                        =====================================
Diluted                                                     $  2.05      $  1.71     $  1.29
                                                        =====================================
Dividends declared per share                                $  0.49      $  0.45     $  0.41
                                                        =====================================


See accompanying notes.

                      First Defiance Financial Corp.

             Consolidated Statements of Stockholders' Equity

                              (In Thousands)

                                                                                                           Stock Acquired By
                                                                                                         ----------------------
                                                                                             Additional            Management
                                                                            Common Stock      Paid-In             Recognition
                                                                           ----------------
                                                                           Shares  Amount     Capital     ESOP        Plan
                                                                           ----------------  ------------------------------------

Balance at January 1, 1999                                                   7,575    $ 76    $ 58,681   $ (4,089)      $ (843)
Comprehensive income:
Net income
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $648


Total comprehensive income
ESOP shares released                                                                               197       425
Amortization of deferred compensation of Management Recognition Plan                                (4)                    385
Shares issued under stock option plan                                           55                 417
Acquisition of common stock for treasury                                      (816)     (8)     (6,110)
Dividends declared
                                                                           ------------------------------------------------------
Balance at December 31, 1999                                                 6,814      68      53,181    (3,664)         (458)
Comprehensive income:
Net income
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $542


Total comprehensive income
ESOP shares released                                                                                71       426
Amortization of deferred compensation of Management Recognition Plan                               (35)                    254
Shares issued under stock option plan                                           80       1         469
Acquisition of common stock for treasury                                       (30)               (174)
Dividends declared
                                                                           ------------------------------------------------------
Balance at December 31, 2000                                                 6,864      69      53,512    (3,238)         (204)
Comprehensive income:
Net income
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $432

Total comprehensive income
ESOP shares released                                                                               173       425
Amortization of deferred compensation of Management Recognition Plan                                63                     122
Shares issued under stock option plan                                           41                 360
Acquisition of common stock for treasury                                       (51)               (383)
Dividends declared
                                                                           ------------------------------------------------------
Balance at December 31, 2001                                               $ 6,854    $ 69    $ 53,725   $ (2,813)       $ (82)
                                                                           ======================================================

See accompanying notes.



                                                                               Accumulated
                                                                                  Other                   Total
                                                                               Comprehensive  Retained Stockholders'

                                                                                 Income       Earnings    Equity
                                                                             -----------------------------------------

Balance at January 1, 1999                                                         $ 162      $ 39,723     $ 93,710
Comprehensive income:
Net income                                                                                       8,623        8,623
Change in net unrealized gains and losses on available-for-sale securities,
  net of income taxes of $648                                                     (1,258)                    (1,258)
                                                                                                         -----------
Total comprehensive income                                                                                    7,365
ESOP shares released                                                                                            622
Amortization of deferred compensation of Management Recognition Plan                                            381
Shares issued under stock option plan                                                                           417
Acquisition of common stock for treasury                                                        (4,276)     (10,394)
Dividends declared                                                                              (2,685)      (2,685)
                                                                               -------------------------------------
Balance at December 31, 1999                                                      (1,096)       41,385       89,416
Comprehensive income:
Net income                                                                                      10,963       10,963
Change in net unrealized gains and losses on available-for-sale securities,
 net of income taxes of $542                                                       1,143                      1,143
                                                                                                         -----------
Total comprehensive income                                                                                   12,106
ESOP shares released                                                                                            497
Amortization of deferred compensation of Management Recognition Plan                                            219
Shares issued under stock option plan                                                                           470
Acquisition of common stock for treasury                                                          (154)        (328)
Dividends declared                                                                              (2,907)      (2,907)
                                                                               -------------------------------------
Balance at December 31, 2000                                                          47        49,287       99,473
Comprehensive income:
Net income                                                                                      13,616       13,616
Change in net unrealized gains and losses on available-for-sale
securities, net of income taxes of $432                                              716                        716
                                                                                                         -----------
Total comprehensive income                                                                                   14,332
ESOP shares released                                                                                            598
Amortization of deferred compensation of Management Recognition Plan                                            185
Shares issued under stock option plan                                                                           360
Acquisition of common stock for treasury                                                          (365)        (748)
Dividends declared                                                                              (3,179)      (3,179)
                                                                               -------------------------------------
Balance at December 31, 2001                                                       $ 763      $ 59,359    $ 111,021
                                                                               =====================================

See accompanying notes.

                         First Defiance Financial Corp.

                      Consolidated Statements of Cash Flows


                                                                      Years ended December 31
                                                                   2001         2000        1999
                                                                -------------------------------------
Operating activities                                                         (In Thousands)
Net income                                                         $ 13,616     $ 10,963     $ 8,623
Adjustments to reconcile net income to net cash used in
operating activities:
Provision for loan losses                                             3,870        3,147       1,925
Provision for depreciation                                            2,197        1,888       1,745
Amortization of deferred compensation expense                           185          219         484
Amortization of mortgage servicing rights                            23,405       14,963      12,711
Net impairment of of mortgage servicing rights                        2,859           21           -
Amortization of goodwill                                                887          874         775
Release of ESOP shares                                                  598          497         622
(Gain) loss on sale of office properties and equipment                   --          (60)         31
Net securities (gains) losses                                           137           58          (1)
Gain on sale of loans                                               (11,709)      (9,546)     (7,081)
Gain on sale of mortgage servicing rights                                --           --        (479)
Net securities amortization                                              33           37         110
Deferred federal income tax (credit)                                 (2,339)        (163)         58
Decrease in interest receivable and other assets                     (7,931)      (5,200)     (4,499)
Proceeds from sale of loans                                       2,208,058    2,369,720   1,753,467
Proceeds from sale of mortgage servicing rights                          --           --       2,610
Servicing rights on loans sold with servicing retained              (48,873)     (52,225)    (35,909)
Origination of loans held for sale                               (2,239,758)  (2,354,866) (1,895,505)
Net repurchase of loans held for sale                               (20,812)     (13,810)     (8,521)
Increase (decrease) in accrued interest and other liabilities         2,668         (608)      3,465
                                                                -------------------------------------
Net cash used in operating activities                               (72,909)     (34,091)   (165,369)

Investing activities
Proceeds from sale of trading securities                                233       29,568          --
Proceeds from maturities of available-for-sale securities             6,395        7,071      20,039
Proceeds from sale of available-for-sale securities                   3,919        2,317       2,001
Purchases of available-for-sale securities                           (5,120)      (6,996)    (30,395)
Proceeds from maturities of held-to-maturity securities               2,089        2,169       3,594
Proceeds from sale of real estate and other assets held for sale        519        3,325       3,079
Proceeds from sale of office properties and equipment
and investment properties                                                37          485         416
Acquisition of The Insurance Center of Defiance,
    net of cash received                                                 --           --      (1,918)
Adjustment of acquisition of First Insurance & Investments               --           --        (274)
Acquisition of Moreland Greens                                           --           --         217
Purchases of Federal Home Loan Bank stock                            (1,055)      (1,070)     (3,355)
Purchases of premises and equipment                                  (2,273)      (3,205)     (4,417)
Net increase in mortgage and other loans                             38,895      (66,304)    (12,668)
                                                                -------------------------------------
Net cash provided by (used in) investing activities                  43,639      (32,640)    (23,681)


                       First Defiance Financial Corp.


                                                                     Years ended December 31
                                                                  2001         2000        1999
                                                                 ------------------------------------
Financing activities
Net increase in deposits and advance payments by
borrowers for taxes and insurance                                   140,723       49,370      53,198
Proceeds from short--term line of credit                              6,250       12,000          --
Net increase in Federal Home Loan Bank short--term advances        (116,500)      83,500       8,355
Proceeds from Federal Home Loan Bank long--term advances             90,000           --     105,000
Repayment of Federal Home Loan Bank long--term advances                (456)    (125,652)    (16,087)
Repayment of long term notes                                           (177)        (314)        (60)
(Decrease) increase in mortgage warehouse loans                     (71,911)      55,235      47,043
Purchase of common stock for treasury                                  (748)        (328)    (10,394)
Cash dividends paid                                                  (3,109)      (2,832)     (2,692)
Proceeds from exercise of stock options                                 360          470         417
                                                                 ------------------------------------
Net cash provided by financing activities                            44,432       71,449     184,780
                                                                 ------------------------------------

Increase (decrease) in cash and cash equivalents                     15,162        4,718      (4,270)
Cash and cash equivalents at beginning of period                     20,954       16,236      20,506
                                                                 ------------------------------------
Cash and cash equivalents at end of period                         $ 36,116     $ 20,954    $ 16,236
                                                                 ===================================

Supplemental cash flow information:
Interest paid                                                      $ 38,985     $ 43,790    $ 30,482
                                                                 ===================================
Income taxes paid                                                   $ 8,520      $ 6,400     $ 5,325
                                                                 ===================================

Transfers from loans to real estate
and other assets held for sale                                        $ 391        $ 607     $ 2,533
                                                                 ===================================

Noncash operating activities
Change in deferred taxes on net unrealized gains or
losses on available-for-sale securities                              $ (432)      $ (542)      $ 648
                                                                 ===================================

Noncash investing activities
Change in net unrealized gain (loss) on available-for-sale
securities                                                          $ 1,148      $ 1,685    $ (1,906)
                                                                 ===================================

Securitization of loans held for sale                               $    --      $    --    $ 29,805
                                                                 ===================================

Noncash financing activities
Cash dividends declared but not paid                                  $ 848        $ 778       $ 703
                                                                 ===================================


See accompanying notes.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

                                December 31, 2001


1. Basis of Presentation

First Defiance Financial Corp. (First Defiance) is a holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest, Defiance Ohio (First Federal) and First Insurance & Investments (First Insurance) and First Federal's wholly owned subsidiary, The Leader Mortgage Company (The Leader). All significant intercompany transactions and balances are eliminated in consolidation.

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

The Leader is a mortgage banking company that specializes in servicing mortgage loans under first-time home-buyer programs sponsored by various state, county and municipal governmental entities. The Leader's mortgage banking activities consist primarily of originating or purchasing residential mortgage loans for either direct resale into secondary markets or to be securitized through Government National Mortgage Association (GNMA) or Fannie Mae. The Leader generally retains the servicing on these loans.

First Insurance & Investments is an insurance agency that does business in the Defiance, Ohio area offering property and casualty, group health, and life insurance and investment and annuity products.

2. Subsequent Event - Discontinued Operations

In January 2002, First Defiance approved and announced the sale of its mortgage banking line of business, The Leader, to a third party. The transaction is expected to close in the second quarter of fiscal 2002 and is anticipated to result in an after-tax gain of $10 million to $12 million ($1.50 to $1.75 per share.)

Major classes of assets and liabilities of The Leader reflected in the Consolidated Statements of Financial Condition at December 31, 2001 and 2000 are:

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

2. Subsequent Event - Discontinued Operations (continued)

                                                          December 31
                                               2001            2000
                                           --------------------------
                                                   (In Thousands)
Assets
Loans receivable                              $22,941        $15,862
Loans held for sale                           275,367        232,247
Mortgage servicing rights                     156,936        134,086
Prepaid expenses and other assets
                                               30,951         23,529
Goodwill                                        9,458         10,032

Liabilities
Warehouse and term notes payable to
   affiliates                                 399,635        253,563
Warehouse and term notes payable to
   third parties                               36,289        108,340
Accrued expenses                                8,189          4,803

Net interest income, non-interest income and income before income taxes of The Leader included in the Consolidated Statements of Income for each of the three years ended December 31, 2001 were as follows:

                                            2001          2000        1999
                                        ----------------------------------------
                                                     (In Thousands)
Net interest income                        $7,878       $1,045       $1,796
Non-interest income                        57,133       46,694       36,008
Income before income taxes                 14,958       10,388        6,466

3. Statement of Accounting Policies

Use of Estimates

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Most significantly, First Defiance uses estimates in determining the value of the allowance for loan losses and in the valuation of mortgage servicing rights.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Basic earnings per share exclude any dilutive effects of options and unvested stock grants.

Cash and Cash Equivalents

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB). Cash and amounts due from depository institutions includes required balances at the FHLB and Federal Reserve of approximately $412,000 and $1,360,000, respectively, at December 31, 2001.

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

Currently, First Defiance invests in derivative securities as part of the overall asset and liability management process. Such derivative securities are disclosed in Note 5 and include agency step-up, REMIC and CMO investments. Such investments are not classified by management as high risk at December 31, 2001 and do not present risk significantly different than other mortgage-backed or agency securities.

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

Mortgage loans originated and intended for sale in the secondary market are classified as loans held for sale and are carried at the lower of cost or estimated fair value in the aggregate.

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

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

Mortgage Servicing Rights

The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income.

Mortgage servicing rights are periodically evaluated for impairment. For purposes of measuring impairment, mortgage servicing rights are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate) and interest rate. Impairment represents the excess of amortized cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance.

Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate (10.6%) commensurate with the risks involved. Estimates of fair value include assumptions about prepayment (186%
PSA), default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

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

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Buildings and improvements                                      20 to 50 years
Furniture, fixtures and equipment                               5 to 15 years

Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of this statement establish when an impairment loss should be recognized and how it should be measured.

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

The current accounting guidance for goodwill and other intangibles has been superceded by the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which become effective for First Defiance as of January 1, 2002. See "Accounting Pronouncements Pending Adoption" for further information.

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

On January 1, 2001, First Defiance adopted the Statement. After-tax adjustments of associated with establishing the fair values of derivative instruments on the balance sheet reduced net income by approximately $11,000. The transition amounts were determined based on the interpretive guidance issued by the Financial Accounting Standards Board.

Accounting Pronouncements Pending Adoption

Goodwill and Other Intangible Assets. In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 31, 2001. Under SFAS No. 142, amortization of goodwill and intangible assets with indefinite lives is no longer permitted. Management anticipates that implementing this change will reduce noninterest expense by approximately $314,000 and increase net income by $260,000, or $0.04 per common share, for 2002. This does not include an additional $573,000 of annual goodwill amortization related to The Leader. All expenses associated with The Leader in 2002 prior to the closing are expected to be recorded as discontinued operations. Goodwill and intagible assets with indefinite lives will be subject to impairment testing which must be conducted annually. Any impairment losses that result from the initial application of SFAS No. 142 would be accounted for as a "cumulative effect of accounting change" on the Consolidated Statement of Income. Management has not yet completed the impairment testing as of the transition date of January 1, 2002.

Asset Retirement Obligations. In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The standard is effective for fiscal years beginning after June 15, 2002. The standard addresses the accounting for obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred. Related costs are capitalized as part of the carrying amounts of the assets to be retired and amortized over the assets' useful lives. Management has not yet completed the evaluation the impact on First Defiance's financial condition and results of operations.

Impairment or Disposal of Long-Lived Assets. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The standard maintains the previous accounting for the impairment or disposal of long-lived assets, but establishes more restrictive criteria that have to be met to classify such an asset as "held for sale." SFAS No. 144 also changes the manner is which expected operating losses from discontinued operations are to be reported. First Defiance adopted SFAS No. 144 as of January 1, 2002.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                           2001          2000        1999
                                                     -----------------------------------------
                                                      (In Thousands, except per share amounts)
Numerator for basic and diluted earnings
   per share-net income                                 $3,616       $10,963      $8,623
                                                     ========================================

Denominator:
   Denominator for basic earnings per
     share-weighted-average shares                       6,464         6,318       6,502
Effect of dilutive securities:
   Employee stock options                                  149            39         113
   Unvested Management Recognition
     Plan stock                                             33            66          85
                                                     ----------------------------------------
   Dilutive potential common shares                        182           105         198
                                                     ----------------------------------------
Denominator for diluted earnings per
   share-adjusted weighted-average shares                6,646         6,423       6,700
                                                     ========================================

Basic earnings per share                                $2.11        $ 1.74       $1.33
                                                     ========================================

Diluted earnings per share                              $2.05        $ 1.71       $1.29
                                                     ========================================

5. Investment Securities

The  following  is  a  summary  of   available-for-sale   and   held-to-maturity
securities:


                                                                          December 31, 2001
                                                      -----------------------------------------------------------
                                                                         Gross         Gross
                                                        Amortized     Unrealized     Unrealized       Fair
                                                           Cost          Gains         Losses         Value
                                                      -----------------------------------------------------------
                                                                           (In Thousands)
       Available-for-Sale Securities:
          U.S. Treasury securities and obligations
            of U.S. Government corporations and
            agencies                                     $ 17,708        $   905      $     --       $  18,613
          Corporate bonds                                   9,322            294            --           9,616
          Adjustable rate mortgage-backed security
            mutual funds                                    2,548             --            70           2,478
          Adjustable rate mortgage-backed securities        4,134             52            71           4,115

          Collateralized mortgage obligations               3,546             69            16           3,599
          Trust preferred stock                             2,000             12            80           1,932
          Equity securities                                   343             42            --             385
          Obligations of state and political
            subdivisions                                    8,216            131            96           8,251
                                                      -----------------------------------------------------------
          Totals                                         $ 47,817        $ 1,505      $    333       $  48,989
                                                      ===========================================================

       Held-to-Maturity Securities:
          FHLMC certificates                             $  1,690        $    25      $     25       $   1,690
          FNMA certificates                                 2,389             26            52           2,363
          GNMA certificates                                   871             22            --             893
          Obligations of states and political
            subdivisions                                      630            102            --             732
                                                      -----------------------------------------------------------
          Totals                                         $  5,580        $   175      $     77       $   5,678
                                                      ===========================================================


                                                                          December 31, 2000
                                                      -----------------------------------------------------------
                                                                         Gross         Gross
                                                        Amortized     Unrealized     Unrealized       Fair
                                                           Cost          Gains         Losses         Value
                                                     -----------------------------------------------------------
                                                                           (In Thousands)
       Available-for-Sale Securities:
          U.S. Treasury securities and obligations
            of U.S. Government corporations and
            agencies                                     $ 17,672        $   263      $      1       $  17,934
          Corporate bonds                                  11,797             97            10          11,884
          Adjustable rate mortgage-backed security
            mutual funds                                    6,606              -           238           6,368
          Adjustable rate mortgage-backed securities        2,200              5             -           2,205
          REMICs                                            1,519             16             -           1,535
          Collateralized mortgage obligations               4,948             12            25           4,935
          Trust preferred stock                             2,000              -           135           1,865
          Equity securities                                   343             89             -             432
          Obligations of state and political
            subdivisions                                    6,066             37            85           6,018
                                                      -----------------------------------------------------------
          Totals                                         $ 53,151        $   519      $    494       $  53,176
                                                      ===========================================================

       Held-to-Maturity Securities:
          FHLMC certificates                             $  2,670        $    27      $     18       $   2,679
          FNMA certificates                                 3,009             19            77           2,951
          GNMA certificates                                 1,249             18             3           1,264
          Obligations of states and political
            subdivisions                                      769            107             -             876
                                                      -----------------------------------------------------------
          Totals                                         $  7,697        $   171      $     98       $   7,770
                                                      ===========================================================

The amortized cost and fair value of securities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                                                 Available-for-Sale                     Held-to-Maturity
                                          -----------------------------------  -------------------------------------
                                              Amortized                            Amortized
                                                Cost          Fair Value             Cost           Fair Value
                                          --------------------------------------------------------------------------
                                                                       (In Thousands)

       Due in one year or less                $    7,086        $    7,249           $     188         $     193
       Due after one year through
          five years                              23,581            24,731                 347               391
       Due after five years through
          ten years                                5,002             5,062                 361               430
       Due after ten years                         9,257             9,084               4,684             4,664
                                          --------------------------------------------------------------------------
                                                  44,926            46,126               5,580             5,678

       Adjustable rate mortgage-backed
          security mutual
          funds                                    2,548             2,478                   -                 -
       Equity securities                             343               385                   -                 -
                                          --------------------------------------------------------------------------
       Totals                                 $   47,817        $   48,989           $   5,580         $   5,678
                                          ==========================================================================

6. Loan Commitments and Delinquencies

Loan commitments are made to accommodate the financial needs of First Defiance's customers. The associated credit risk is essentially the same as that involved in extending loans to customers and is subject to First Defiance's normal credit policies. Collateral such as mortgages on property and equipment, receivables and inventory is obtained based on management's credit assessment of the customer. At December 31, 2001, First Defiance's outstanding commitments to fund long-term mortgage loans amounted to approximately $12.1 million comprised of approximately 86% fixed rate and 14% adjustable rate loans with rates ranging from 5.5% to 7.75%. First Defiance's commitment to sell long-term mortgage loans amounted to $238.3 million as of December 31, 2001. First Defiance's maximum exposure to credit loss for loan commitments (unfunded loans, unused lines of credit and letters of credit) was $111.0 million at December 31, 2001.

Unpaid balances of loans with contractual payments delinquent 90 days or more totaled $17,808,000 at December 31, 2001 and $9,521,000 at December 31, 2000
(including $15,437,000 and $8,072,000 at December 31, 2001 and 2000 respectively of loans that have FHA or VA guarantees or other forms of insurance). First Federal does not anticipate any significant losses in the collection of these delinquent loans in excess of the allowance for loan losses.

Impaired loans having recorded investments of $370,000 at December 31, 2001 and $95,000 at December 31, 2000 have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 2001 and 2000 was $501,000 and $135,000, respectively. The total allowance for loan losses related to these loans was $202,000 and $95,000 at December 31, 2001 and 2000. There was $40,000 of
interest received and recorded in income during 2001 on impaired loans including interest received and recorded in income prior to such impaired loan designation. There was no interest recorded in 2000 and $36,000 recorded in 1999.Loans having carrying values of $391,000 and $607,000 were transferred to real estate and other assets held for sale in 2001 and 2000, respectively.

First Defiance is not committed to lend additional funds to debtors whose loans have been modified.

7. Loans Receivable


                                                                       December 31
                                                                   2001          2000
                                                               -------------------------
                                                                     (In Thousands)
Loans receivable consist of the following at December 31:
   Real estate loans:
     Secured by single family residential                       $ 144,201    $ 209,645
     Secured by multi-family residential                           66,288       44,700
     Secured by non-residential real estate                       152,511      125,479
     Construction                                                   7,875        9,627
                                                               --------------------------
                                                                  370,875      389,451
   Other loans:
     Automobile                                                    33,323       43,610
     Mobile home                                                       12           29
     Commercial                                                    83,690       81,138
     Home equity and improvement                                   36,179       31,836
     Other                                                          7,598        8,504
                                                               --------------------------
                                                                  160,802      165,117
                                                               --------------------------
Total loans                                                       531,677      554,568

Deduct:
   Undisbursed loan funds                                           2,887        3,415
   Net deferred loan origination fees and costs                     1,024        1,041
   Allowance for loan losses                                        9,937        8,904
                                                               --------------------------
Totals                                                          $ 517,829    $ 541,208
                                                               ==========================

Changes in the allowance for  loan losses were as follows:

                                                        Years ended December 31
                                                 2001           2000         1999
                                               ----------------------------------------
                                                          (In Thousands)

     Allowance at beginning of year             $  8,904       $ 7,758    $  9,789
        Provision for credit losses                  993           635         155
        Provision for foreclosure losses           2,877         2,512       1,770
                                               ----------------------------------------
     Total provision                               3,870         3,147       1,925
                                               ----------------------------------------
     Foreclosure expense charge-off                2,475         1,550       1,710
     Credit loss charge-off                        1,032         1,031       2,525
                                               ----------------------------------------
     Total charge-offs                             3,507         2,581       4,235
                                               ----------------------------------------
        Recoveries from foreclosure losses           413           358           -
        Recoveries from credit losses                257           222         279
                                               ----------------------------------------
     Total recoveries                                670           580         279
                                               ----------------------------------------
     Net charge-offs                               2,837         2,001       3,956
                                               ----------------------------------------
     Ending allowance                           $  9,937      $  8,904    $  7,758
                                               ========================================

     Ending allowance for credit losses         $  6,548      $  6,330    $  6,504
     Ending allowance for foreclosure losses       3,389         2,574       1,254
                                               ----------------------------------------
     Total ending allowance                     $  9,937      $  8,904    $  7,758
                                               ========================================


Interest income on loans is as follows:

                                                       Years ended December 31
                                                 2001          2000        1999
                                               ----------------------------------------
                                                          (In thousands)

     Mortgage loans                             $  33,971    $  35,731   $  32,453
     Other loans                                   28,138       24,651      17,474
                                               ----------------------------------------
     Totals                                     $  62,109    $  60,382   $  49,927
                                               ========================================

There are no industry concentrations (exceeding 10% of loans, gross) in First Federal's non-residential real estate and commercial loan portfolios. Virtually all of the Company's loans receivable (excluding the mortgage loans available for sale) are to borrowers in the Northwest Ohio, Northeast Indiana or Southeast Michigan areas.

8. Mortgage Banking

The activity in Mortgage Servicing Rights (MSRs) is summarized as follows:


                                                      Years ended December 31
                                              2001              2000             1999
                                         ----------------------------------------------------
                                                          (In Thousands)

     Balance at beginning of period        $   134,760       $    97,519      $    76,452
        Loans sold, servicing retained          48,873            52,225           35,909

        Proceeds from sale of MSR's                  -                 -           (2,610)
        Gain on sale of MSR's                        -                 -              479
        Amortization                           (23,405)          (14,963)         (12,711)
        Impairment of MSR's                     (2,859)              (21)               -
                                         ----------------------------------------------------
     Balance at end of period              $   157,369       $   134,760      $    97,519
                                         ====================================================

Accumulated amortization of MSRs aggregates approximately $58.7 million, $32.4 million and $17.5 million, at December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001, the estimated fair value of the servicing rights was $173.3 million, as determined using a mortgage servicing rights valuation model.

The Company's servicing portfolio (excluding subserviced loans) is comprised of the following:


                                                                   December 31
                                                     2001                               2000
                                       ---------------------------------- -----------------------------------
                                          Number of       Principal          Number of        Principal
                                            Loans        Outstanding           Loans         Outstanding
                                       ----------------------------------------------------------------------
                                                              (Dollars in Thousands)

     GNMA                                      93,917     $   6,769,911           85,379     $   5,885,531
     FNMA                                      14,395           956,037           13,463           874,399
     FHLMC                                      1,985           100,662            2,504           115,296
     Other VA, FHA, and conventional
         loans                                 29,616         1,365,120           22,762         1,115,594
                                       ----------------------------------------------------------------------
     Totals                                   139,913     $   9,191,730          124,108     $   7,990,820
                                       ======================================================================

The components of mortgage banking income, net of amortization are as follows:


                                                                      Years ended December 31
                                                                  2001             2000             1999
                                                         ---------------------------------------------------
                                                                          (In Thousands)

     Loan servicing fee income                              $    40,576     $    31,869      $    25,040
     Late charges                                                 5,381           4,260            3,116
                                                         ---------------------------------------------------
     Total mortgage banking income                               45,957          36,129           28,156
     Gain on sale of loans                                       11,709           9,546            7,081
     Gain on sale of MSR's                                           --              --              479
     Amortization of mortgage servicing rights                  (23,405)        (14,963)         (12,711)
     Impairment of MSR's                                         (2,859)            (21)              --
                                                         ---------------------------------------------------
     Totals                                                 $    31,402     $    30,691      $    23,005
                                                         ===================================================


9. Premises and Equipment

Premises and equipment are summarized as follows:

                                                        December 31
                                                    2001            2000
                                               --------------------------------
                                                       (In Thousands)
     Cost:
        Land                                      $     2,771     $     2,771
        Buildings                                      15,640          15,602
        Leasehold improvements                            965             851
        Furniture, fixtures and equipment              12,111          10,945
        Construction in process                           804              82
                                               --------------------------------
                                                       32,291          30,251
        Less allowances for depreciation and
          amortization                                 10,049           8,048
                                               --------------------------------
                                                  $    22,242     $    22,203
                                               ================================

There was no interest capitalized on construction projects during 2001 or 2000.

The Leader leases office space from a partnership whose controlling partners include officers of The Leader. The five year lease agreement provides for annual base rents of $436,000 plus additional rents based on increases in operating expenses and taxes. There were no outstanding amounts payable under the lease agreement as of December 31, 2001.

10. Deposits

The following schedule sets forth interest expense by type of savings deposit:

                                               Years ended December 31
                                          2001          2000          1999
                                      -----------------------------------------
                                                   (In Thousands)

Checking and money market accounts     $  3,871      $  3,361     $  2,180
Savings accounts                            569           740          879
Certificates                             20,680        21,400       16,852
                                      ----------------------------------------
                                         25,120        25,501       19,911

Less interest capitalized                    --            --           22
                                      ----------------------------------------
Totals                                 $ 25,120      $ 25,501     $ 19,889
                                      ========================================

At December 31, 2001, accrued interest payable amounted to $899,000 which was comprised of $853,000, $44,000 and $2,000 for certificates, checking and money market accounts, and savings accounts, respectively.

A summary of deposit balances is as follows:

                                                     December 31
                                               2001               2000
                                         --------------------------------------
                                                    (In Thousands)

Savings accounts                            $     36,951      $     37,551
Checking accounts                                 78,753            65,901
Money Market demand accounts                     112,833            78,961
Certificates of deposit                          402,913           363,486
                                         --------------------------------------
                                            $    631,450      $    545,899
                                         ======================================

Scheduled maturities of certificates of deposit are as follows:

                                                      December 31,
                                                          2001
                                                   ---------------------
                                                     (In Thousands)

              2002                                    $     284,604
              2003                                           86,414
              2004                                           22,521
              2005                                            4,226
              2006                                            4,663
              2007 and thereafter                               485
                                                   ---------------------
              Total                                   $     402,913
                                                   =====================

At December 31, 2001 and 2000 deposits of $146.0 million and $98.9 million, respectively, were in excess of the $100,000 Federal Deposit Insurance Corporation insurance limit. At December 31, 2001 and 2000, $18.5 million and $20.2 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000. In addition, First Federal has a $7,000,000 depository bond with the State of Ohio, which can be pledged as collateral against public deposits for certificates in excess of $100,000.

11. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio as security for these advances. At December 31, 2001, the total available collateral amounted to approximately $355.1 million. Advances secured by mortgages must have collateral to exceed borrowings by 125%. Advances secured by investment securities must have 100% collateral. The total level of borrowing is also limited to 50% of total assets. First Federal has a maximum potential to acquire advances of approximately $284.0 million from the FHLB.

The FHLB has made a series of advances totaling $130.0 million to First Defiance that have fixed maturity dates but are callable at the option of the FHLB on a specified date and quarterly thereafter. The terms of these advances are as follows (in thousands):

     Balance        Interest Rate      Call Date        Maturity Date
---------------------------------------------------------------------------

     $   10,000         4.94%           12/18/03           12/18/08
         15,000         5.64%           01/26/02           10/26/09
         10,000         5.84%           03/01/02           09/01/10
         20,000         5.83%           01/20/02           10/20/05
         10,000         5.95%           02/07/02           11/07/05
         15,000         4.52%           01/10/02           01/10/11
         10,000         4.76%           01/10/03           01/10/11
         10,000         4.93%           02/02/04           02/02/11
         20,000         4.07%           03/08/02           03/08/11
         10,000         5.14%           03/08/04           03/08/11

When called, First Defiance has the option of paying off these advances, or converting them to variable rate advances priced at the three month LIBOR rate.

First Defiance has an additional $26.3 million outstanding on a series of fixed rate long-term advances. Of this amount, $1.2 million is a fixed rate advance under the FHLB Affordable Housing Program in 1995. The total FHLB long-term advances bear a weighted average interest rate of 5.12% at December 31, 2001.

Future minimum payments by fiscal year are as follows (in thousands):

2002                                          $      8,145
2003                                                22,394
2004                                                16,824
2005                                                36,421
2006                                                 4,978
Thereafter                                         118,969
                                            ------------------
Total minimum payments                             207,731
Less amounts representing interest                  51,429
                                            ------------------
Totals                                        $    156,302
                                            ==================

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $40.0 million in short-term advances outstanding at December 31, 2001 and $106.5 million at December 31, 2000. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2001, $30.0 million was outstanding under First Defiance's REPO Advance line of credit. The total available under the REPO line is $175.0 million. Amounts are generally borrowed under the REPO line on an overnight basis. Other advances may be borrowed under the FHLB's short-term fixed or LIBOR based programs. There was one $10.0 million short-term fixed rate advance outstanding at December 31, 2001. Information concerning short-term advances is summarized as follows:

                                                Years ended December 31
                                               2001                2000
                                         ---------------------------------------
                                          (In Thousands, except percentages)

Average balance during the year            $      62,695       $      72,384
Maximum month-end balance during the year        111,000             140,250
Average interest rate during the year               4.32%               6.53%

12. Notes Payable

Total mortgage warehouse, revolving and term debt is summarized as follows:

                                                                                           December 31
                                                                                       2001           2000
                                                                                   ------------------------------
                                                                                          (In Thousands)
       Mortgage warehouse and revolving loans:
          $150,000 uncommitted repurchase line of credit with a bank secured by mortgage loans held for sale, interest at federal funds rate plus 0.40% (2.15% at December 31, 2001); $133,091 available at
            December 31, 2001                                                        $   16,909    $   30,616
          $75,000 committed revolving warehouse loan agreement with a bank secured by mortgage loans held for sale, interest at lower of
            LIBOR plus 1.00% or federal funds plus 1.25% (2.88% at December
            31,2001); $61,542 available at December 31, 2001                             13,458        71,662
          $20,000 revolving line of credit facility, secured by the stock of
            First Federal, interest at LIBOR plus 1.5% (3.62% at
            December 31, 2001) $1,750 available at December 31, 2001                     18,250            --
          $15,000 secured and unsecured revolving lines of credit
            facilities, at various rates.                                                    --        12,000
                                                                                   ------------------------------
       Total mortgage warehouse and revolving loans                                      48,617       114,278
       Term notes payable:
          Industrial Development Revenue Bonds payable to Cuyahoga County, secured by real estate and a letter of credit, interest is calculated using a tax exempt rate applicable for the prescribed adjustment period, currently weekly. During 2001 the interest
            rate ranged from 1.60% to 5.25%. The issue matures March 1, 2019              4,745         4,890
          Notes payable to the City of Cleveland, recorded at discounted value, secured by real estate with interest at 0% per annum.
            Balance due at maturity on March 1, 2009 is $928,450                            602           569
          Note payable to City of Cleveland Housing Trust Fund, secured by
            real estate, interest at 2% per annum, maturing March 1, 2009                   407           392
          Note payable to bank, secured by real estate, interest at 7% per
            annum, maturing March 1, 2019                                                    60            71
          Note payable to former employee, unsecured with interest at 5% per
            annum, maturing October 1, 2004                                                 107           139
          Note payable to bank, secured by business assets, interest at 7.5%
            per annum, maturing March 1, 2003                                                49            86
                                                                                   ------------------------------
       Total term notes payable                                                           5,970         6,147
                                                                                   ------------------------------
       Total borrowed money                                                          $   54,587    $  120,425
                                                                                   ==============================

As of December 31, 2001, the maturities of term notes payable during the next five years and thereafter are as follows (in thousands):

           2002                $  239
           2003                   230
           2004                   253
           2005                   233
           2006                   239
           Thereafter           4,776
                            ------------
                               $5,970
                            ============

13. Postretirement Benefits

First Federal sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum years of service requirements. Persons who retired prior to April 1, 1997 who completed 20 years of service after age 40 receive full medical coverage at no cost. Such coverage continues for surviving spouses of those participants for one year, after which coverage may be continued provided the spouse pays 50% of the average cost. Persons retiring after April 1, 1997 are provided medical benefits at a cost based on their combined age and years of service at retirement. Surviving spouses are also eligible for continued coverage after the retiree is deceased at a subsidy level that is 10% less than what the retiree is eligible for. Persons retiring before July 1, 1997 receive dental and vision care in addition to medical coverage. Persons who retire after July 1, 1997 are not eligible for dental or vision care, but those retirees and their spouses each receive up to $200 annually in a medical spending account. Funds in that account may be used for payment of uninsured medical expenses. Persons who were born after December 31, 1950 are not eligible for the medical coverage described above at retirement. Rather, a medical spending account of up to $10,000 (based on the participant's age and years of service) will be established to reimburse medical expenses for those individuals.

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan:

                                                                December 31
                                                              2001     2000
                                                          -------------------
                                                              (In Thousands)
       Change in fair value of plan assets:
          Balance at beginning of measurement period       $     -   $  -
          Employer contribution                                 60     67
          Participant contribution                               5      4
          Benefits paid                                        (65)   (71)
                                                          -------------------
          Balance at end of measurement period                   -      -
       Change in benefit obligation:
          Balance at beginning of measurement period           789    752
          Service cost                                          22     34
          Interest costs                                        45     47
          Participant contribution                               5      4
          Plan amendments                                       13      -
          Actuarial losses                                     238     23
          Benefits paid                                        (65)   (71)
                                                          -------------------
          Balance at end of measurement period               1,047    789
                                                          -------------------
       Unfunded status                                       1,047    789

       Unrecognized prior service cost                         (56)   (47)
       Unrecognized net (loss)gain                            (102)   111
                                                          -------------------
       Accrued postretirement benefit obligation
          included in accrued interest and other expenses
          in consolidated statement of financial condition $   889   $853
                                                          ===================

Net periodic postretirement benefit cost includes the following components:

                                                       Years ended December 31
                                                      2001       2000      1999
                                                     ---------------------------
                                                           (In Thousands)
     Service cost-benefits attributable to service
        during the period                             $ 22      $ 34     $ 34
     Interest cost on accumulated postretirement
        benefit obligation                              45        47       45
     Net amortization and deferral                      29         1        -
                                                     ---------------------------
     Net periodic postretirement benefit cost         $ 96      $ 82     $ 79
                                                     ===========================

The assumed annual rate of increase in the per capita cost of covered health care benefits were assumed is 8.00% for 2002 gradually trending downward to 5.00% by the year 2008. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point for each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 by $137,000 and the aggregate of the service and interest cost for the year then ended by $15,000.

The  weighted   average  discount  rate  used  in  determining  the  accumulated postretirement benefit obligation was 7.0% for 2001 and 6.5% for 2000 and 1999.

14. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios of Tier I and total capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2001 and 2000, First Federal meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision categorized First Federal as well capitalized under the regulatory framework.

The following schedule presents First Federal's regulatory capital ratios:

                                                Regulatory Capital Standards
                                ---------------------------------------------------------
                                           Actual                      Required
                                ---------------------------------------------------------
                                   Amount         Ratio          Amount            Ratio
                                ---------------------------------------------------------
                                           (In Thousands, except percentages)
     As of December 31, 2001:
        Tangible Capital         $ 70,568          6.59%        $ 16,067           1.50%
        Core Capital               70,568          6.59%          42,845           4.00%
        Risk-Based Capital         79,600         11.03%          57,748           8.00%

     As of December 31, 2000:
        Tangible Capital         $ 62,569          6.10%        $ 15,381           1.5%
        Core Capital               62,569          6.10%          41,016           4.0%
        Risk-Based Capital         71,210         10.28%          55,410           8.0%

15. Income Taxes

The components of income tax expense (credit) are as follows:

                                                            Years ended December 31
                                                      2001           2000            1999
                                                 -----------------------------------------------
                                                                (In Thousands)
     Current:
        Federal                                     $    9,920     $    6,077      $    4,571
        State and local                                      3              -               -
     Deferred (credit)                                  (2,340)          (163)             58
                                                 -----------------------------------------------
                                                    $    7,583     $    5,914      $    4,629
                                                 ===============================================

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

                                                            Years ended December 31
                                                      2001           2000            1999
                                                 -----------------------------------------------
                                                                (In Thousands)

     Tax expense at statutory rate                  $    7,418     $    5,906      $    4,507
     Increases (decreases) in taxes from:
        Goodwill amortization                              256            256             249
        State income tax--net of federal tax                                                 -
          benefit                                            2              -
        Tax exempt interest income                        (183)          (119)           (103)
        Other                                               90           (129)            (24)
                                                 -----------------------------------------------
     Totals                                         $    7,583     $    5,914      $    4,629
                                                 ===============================================

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of First Defiance's deferred federal income tax assets and liabilities are as follows:

                                                                        December 31
                                                                    2001          2000
                                                                -------------------------
                                                                -------------------------
                                                                       (In Thousands)
     Deferred federal income tax assets:
        Net unrealized losses on available-for-sale
          securities                                             $    --       $    --
        Allowance for loan losses                                  3,628         3,227
        Postretirement benefit costs                                 311           299
        Deferred compensation and management
          recognition plans                                          649           723
        State income tax                                              21            22
        Other                                                        434           189
                                                                --------------------------
     Total deferred federal income tax assets                      5,043         4,460

     Deferred federal income tax liabilities:
        Net unrealized gains on available-for-sale securities        411            22
        Mortgage servicing rights                                  2,895         5,081
        FHLB stock dividends                                       1,792         1,423
        Deferred loan origination fees and costs (net)               176           116
        Fixed assets                                                 379           358
        Other                                                         94            71
                                                                --------------------------
     Total deferred federal income tax liabilities                 5,747         7,071
                                                                --------------------------
     Net deferred federal income tax liability                   $  (704)      $(2,611)
                                                                ==========================


No valuation allowance was required at December 31, 2001 or 2000.

Retained earnings at December 31, 2001 include financial statement tax bad debt reserves of $10.14 million. The Small Business Job Protection Act of 1996 passed on August 20, 1996 eliminated the special bad debt deduction previously granted solely to thrifts. This results in the recapture of past taxes for permanent deductions arising from the "applicable excess reserve," which is the total amount of First Federal's reserve over its base year reserve as of December 31, 1987. The recapture tax is due in six equal annual installments beginning after December 31, 1996. However, deferral of those payments was permitted for up to two years, contingent upon satisfying a specified mortgage origination test for 1997 and 1998 (which was met). At December 31, 2001, First Federal had $415,000 in excess of the base year reserves. Deferred taxes have been provided related to this item. No provision is required to be made for the $9.52 million of base year reserves.

16. Employee Benefit Plans

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (First Defiance 401(k)) if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 50% of the participants' contributions, to a maximum of 3% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. For the year ended December 31, 2001, First Defiance's matching contribution was $303,000 and the discretionary company contribution was $366,000. For the year ended December 31, 2000, First Defiance's matching contribution was $274,000 and the discretionary company contribution was $709,000. For the year ended December 31, 1999, First Defiance's matching contribution was $171,000 and the discretionary contribution was $419,000.

The Leader sponsored The Leader Mortgage Company Savings and Investment Plan and Trust (The Leader 401(k)). All employees of The Leader who met certain age and eligibility requirements were eligible to participate. The Leader matched employee contributions to The Leader 401(k) 100% up to federally proscribed limits. Matching contributions to The Leader 401(k) from January 1, 1999 to March 31, 1999 amounted to $70,000. Effective April 1, 1999, The Leader 401(k) was merged into the First Defiance 401(k), with all assets and liabilities of The Leader 401(k) becoming assets and liabilities of the First Defiance 401(k).

First Insurance and Investments sponsored the Stauffer-Mendenhall Agency Employees Retirement Savings Plan. (First Insurance 401(k)). All employees who met certain age and eligibility requirements were eligible to participate. First Insurance matched employee contributions to the First Insurance 401(k) 10% up to federally proscribed limits. Matching contributions to the First Insurance 401(k) from January 1, 1999 to September 30, 1999 amounted to $3,000. Effective October 1, 1999, the First Insurance 401(k) was merged into the First Defiance 401(k), with all assets and liabilities of the First Insurance 401(k) becoming assets and liabilities of the First Defiance 401(k).

First Defiance also has established an Employee Stock Ownership Plan (ESOP) covering all employees of First Defiance age 21 or older who have at least one year of credited service. Contributions to the ESOP are made by First Defiance and are determined by First Defiance's Board of Directors at their discretion. The contributions may be made in the form of cash or First Defiance common stock. The annual contributions may not be greater than the amount deductible for federal income tax purposes and cannot cause First Federal to violate regulatory capital requirements.

To fund the plan, the ESOP borrowed funds from First Defiance for the purpose of purchasing shares of First Defiance common stock. The ESOP acquired a total of 863,596 shares in 1993 and 1995. The loan outstanding at December 31, 2001 was $3,626,000. Principal and interest payments on the loan are due in equal quarterly installments through June of 2008. The loan is collateralized by the shares of First Defiance's common stock and is repaid by the ESOP with funds from the Company's contributions to the ESOP, dividends on unallocated shares and earnings on ESOP assets.

As principal and interest payments on the loan are paid, shares are released from collateral and committed for allocation to active employees, based on the proportion of debt service paid in the year. Shares held by the ESOP which have not been released for allocation are reported as stock acquired by the ESOP plan in the statement of financial condition. As shares are released, First Defiance records compensation expense equal to the average fair value of the shares over the period in which the shares were earned. Also, the shares released for allocation are included in the average shares outstanding for earnings per share computations. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as additional ESOP expense. ESOP compensation expense was $523,000, $328,000 and $470,000 for 2001, 2000 and 1999, respectively. As of December 31, 2001, 548,223 ESOP shares have been released for allocation of which 536,026 were allocated to participants. The 315,373 unreleased shares have a fair value of $4.8 million at December 31, 2001.

The Shareholders of First Defiance approved and established Management Recognition Plans (MRP) in 1993 and 1996 to provide directors, officers and employees with a proprietary interest in First Defiance as incentive to contribute to its success. Cash was contributed to the MRP in the form of deferred compensation amounting to $800,000 in 1993 and $2,817,452 in 1996. The $800,000 contributed in 1993 was used to purchase 172,722 shares of First Defiance common stock. All shares acquired in 1993 were granted on July 19, 1993. All 259,076 of the shares acquired in 1996 have been granted as of December 31, 2001, not including 46,877 shares forfeited by participants who terminated before their shares vested. The shares vest at a rate of 20% per year over five years. First Defiance is amortizing the deferred compensation and recording additions to stockholder's equity as the shares vest. Compensation expense attributable to the MRP amounted to $121,000, $255,000 and $385,000 in 2001, 2000 and 1999 respectively.

17. Stock Option Plans

First Defiance has established incentive stock option plans for its directors and its employees and has reserved 1,376,485 shares of common stock for issuance under the plans. A total of 1,116,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of December 31, 2001, 975,782 options (804,701 for employees and 171,081 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. There are 158,997 options granted under the 1993 plan that are currently exercisable, 590,785 options granted under the 1996 plan that vest at 20% per year beginning in 1997 of which 497,158 are fully vested and currently exercisable and 226,000 options granted under the 2001 plan which vest at 20% per year beginning in 2002. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or five years after the retirement date for the 1993 and 2001 plans and on the earlier of the scheduled expiration date or twelve months after the retirement date for the 1996 plan. There are 62,000 unvested options held by employees of The Leader at exercise prices ranging from $11.75 to $14.00 that will vest upon the closing of the sale transaction.

FASB Statement No. 123, Accounting for Stock-Based Compensation defines a fair value-based method of accounting for stock-based employee compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. While the standard encourages entities to adopt this method of accounting for employee stock compensation plans, it also allows an entity to continue to measure compensation costs for its plans as prescribed in APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. First Defiance has elected to continue to apply APB 25.

The following pro forma information regarding net income and earnings per share assumes the adoption of Statement No. 123 for stock options. The estimated fair value of the option is amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                             December 31
                                                               2001              2000              1999
                                                         ------------------------------------------------------

     Risk free interest rate                                   5.70%             6.00%             5.56%
     Dividend yield                                            3.01%             4.80%             2.49%
     Volatility factors of expected market
        price of stock                                         0.268%            0.281%            0.267%
     Weighted average expected life                          8.65 years        7.48 years        7.49 years
     Weighted average grant date fair value
        of options granted                                    $  3.38           $  3.47           $  3.48

Based upon the above assumptions, pro forma net income and earnings per share are as follows:

                                                                       Years ended December 31
                                                               2001              2000              1999
                                                         ------------------------------------------------------


     Pro forma net income                                   $    13,396       $    10,616       $     8,310
                                                         ======================================================

     Pro forma earnings per share:
        Basic                                               $     2.07        $     1.68        $     1.28
                                                         ======================================================
        Diluted                                             $     2.01        $     1.65        $     1.25
                                                         ======================================================

The  pro  forma  effects  for  2001,   2000  and  1999  are  not  likely  to  be
representative of the pro forma effects for future years.

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

The following table summarizes stock option activity for 2001 and 2000


                                                   2001                                2000
                                    -------------------------------------------------------------------------
                                                       Range of                             Range of
                                       Option           Option             Option            Option
                                       Shares           Prices             Shares            Prices
                                    -------------------------------------------------------------------------

     Outstanding at January 1           787,888     $4.63 to $15.50         871,426      $4.63 to $15.50
     Granted                            234,000    $14.00 to $14.05           2,543      $8.25 to $10.516
     Exercised                          (41,106)    $4.63 to $14.00         (80,081)          $4.63
     Expired or canceled                 (5,000)   $11.75 to $14.00          (6,000)    $10.50 to $15.50
                                    -------------------------------------------------------------------------

     Outstanding at December 31         975,782     $4.63 to $15.50         787,888      $4.63 to $15.50
                                    =========================================================================

     Exercisable to:
       2001                                  --            --                   500          $11.75
       2002                              13,000          $4.63               26,000          $ 4.63
       2003                              50,581          $4.63               53,697          $ 4.63
       2004                                  --            --                21,590          $ 6.95
       2006                             430,104    $10.375 to $10.6875      430,504    $10.375 to $10.6875
       2007                              68,966    $12.625 to $13.00         68,966    $12.625 to $13.00
       2008                             129,702    $12.25  to $15.50        137,202    $12.25  to $15.50
       2009                              46,886    $11.25  to $11.75         46,886    $11.25  to $11.75
       2010                               2,543     $8.25  to $10.516         2,543     $8.25  to $10.516
       2011                             234,000    $14.00  to $14.05             --                    --
                                    -------------------------------------------------------------------------
                                        975,782     $4.63 to $15.50         787,888      $4.63 to $15.50
                                    =========================================================================
     Available for future grant
       at December 3l                 128,364                                14,364
                                    =========================================================================


18. Parent Company and Regulatory Restrictions

Dividends paid by First Federal to First Defiance are subject to various legal and regulatory restrictions. First Federal can initiate dividend payments in 2002, without prior regulatory approval, of $10.9 million, plus an additional amount equal to their net profits for 2002, as defined by statute, up to the date of any such dividend declaration. There were no dividends declared in 2001.

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

                                                             December 31
     Statements of Financial Condition                   2001           2000
                                                     -------------------------------
                                                              (In Thousands)
     Assets
     Cash and cash equivalents                         $       156    $     1,056
     Investment securities, available for sale,
        carried at fair value                                   87            106

     Investment in subsidiaries                            126,182        110,237
     Loan receivable from First Defiance Employee
        Stock Ownership Plan                                 3,706          4,008
     Other assets                                              142            102
                                                     -------------------------------
     Total assets                                      $   130,273    $   115,509
                                                     ===============================
     Liabilities and stockholders' equity
     Notes payable                                     $    18,250    $    15,000
     Accrued liabilities                                     1,002          1,036
     Stockholders' equity                                  111,021         99,473
                                                     -------------------------------
     Total liabilities and stockholders' equity        $   130,273    $   115,509
                                                     ===============================


                                                                       Years ended December 31
     Statements of Income                                      2001              2000              1999
                                                         ------------------------------------------------------
                                                                            (In Thousands)

     Interest on subordinated debt                          $        --       $        --       $       895
     Interest on loan to ESOP                                       330               362               392
     Interest expense on notes payable                             (953)             (624)               (5)
     Other income                                                     2                20                25
     Noninterest expense                                           (638)             (629)             (758)
                                                         ------------------------------------------------------
     (Loss) income before income
        taxes and equity in earnings
        of subsidiaries                                          (1,259)             (871)              549
     Income tax (credit) expense                                   (440)             (316)              343
                                                         ------------------------------------------------------
     (Loss) income before equity in earnings of
        subsidiaries                                               (819)             (555)              206
     Equity in earnings of subsidiaries                          14,435            11,518             8,417
                                                         ------------------------------------------------------
     Net income                                              $   13,616        $   10,963        $    8,623
                                                         ======================================================


                                                                             Years ended December 31
     Statements of Cash Flows                                           2001          2000          1999
                                                                    -------------------------------------------
                                                                                 (In Thousands)
     Operating activities:
     Net income                                                        $  13,616     $  10,963     $   8,623
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities:
          Provision for depreciation                                          --             6             7
          (Gain) loss on sale of office properties and equipment              --            (6)           29
          Deferred federal income taxes (credit)                              --            28           (19)
          Equity in earnings of subsidiaries                             (14,435)      (11,518)       (8,417)
          Dividends received from subsidiary                                  --           750            --
          Change in other assets and liabilities                            (136)         (563)          825
                                                                    -------------------------------------------
     Net cash (used in) provided by operating activities                    (955)         (340)        1,048

     Investing activities

     Proceeds from sale of office properties and equipment                    --           569           416
     Principal payments received for subordinated debt                        --            --        22,400
     Principal payments received on ESOP loan                                302           349           321
     Purchase of available-for-sale securities                                --            --           (70)
     Purchase of premises and equipment                                       --           (17)       (1,004)
                                                                    -------------------------------------------
     Net cash provided by investing activities                               302           901        22,063

     Financing activities
     Proceeds from short term notes payable                                3,250        15,000            --
     Stock options exercised                                                 360           470           417
     Purchase of common stock for treasury                                  (748)         (328)      (10,394)
     Capital contribution to subsidiaries                                     --       (11,952)      (11,080)
     Cash dividends paid                                                  (3,109)       (2,832)       (2,692)
                                                                    -------------------------------------------
     Net cash (used in) provided by financing activities                    (247)          358       (23,749)
                                                                    -------------------------------------------

     Net (decrease) increase in cash and cash equivalents                   (900)          919          (638)
     Cash and cash equivalents at beginning of year                        1,056           137           775
                                                                    -------------------------------------------
     Cash and cash equivalents at end of year                          $     156     $   1,056     $     137
                                                                    ===========================================
     Non cash operating activities--change in deferred taxes
        on net unrealized (losses) gains on available-for-sale         $       6     $     (13)    $       1
        securities
                                                                    ===========================================
     Non cash investing activities--change in
        net unrealized gain (loss) on available-for-sale securities    $     (19)    $      39     $      (3)
                                                                    ===========================================
     Non cash financing activities--cash
        dividends declared but not paid                                $     848     $     778     $     703
                                                                    ===========================================

19. Fair Value Statement of Consolidated Financial Condition

The following is a comparative condensed consolidated statement of financial condition based on carrying and estimated fair values of financial instruments as of December 31, 2001 and 2000. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance Financial Corp.

Much of the information used to arrive at "fair value" is highly subjective and judgmental in nature and therefore the results may not be precise. Subjective factors include, among other things, estimated cash flows, risk characteristics and interest rates, all of which are subject to change. With the exception of investment securities, the Company's financial instruments are not readily marketable and market prices do not exist. Since negotiated prices for the instruments, which are not readily marketable depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of these instruments could be significantly different.

The carrying amount of cash and cash equivalents, warehouse and term notes payable and advance payments by borrowers for taxes and insurance, as a result of their short-term nature, is considered to be equal to fair value.

For investment securities, fair value has been based or current market quotations. If market prices are not available, fair value has been estimated based upon the quoted price of similar instruments.

The fair value of loans which reprice within 90 days is equal to their carrying amount. For other loans, the estimated fair value is calculated based on discounted cash flow analysis, using interest rates currently being offered for loans with similar terms. The fair value of loans have not been adjusted for credit risk.

SFAS No. 107 requires that the fair value of demand, savings, NOW and certain money market accounts be equal to their carrying amount. The Company believes that the fair value of these deposits is greater than that prescribed by SFAS No. 107.

For deposits with fixed maturities, fair value is estimated based on interest rates currently being offered on deposits with similar characteristics and maturities.

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities.

The cost or value of any call or put options are based on the estimated cost to settle the option at December 31, 2001.


                                                  December 31, 2001                 December 31, 2000
                                            --------------------------------  --------------------------------
                                               Carrying       Estimated          Carrying       Estimated
                                                 Value       Fair Values          Value        Fair Values
                                            ------------------------------------------------------------------
                                                                     (In Thousands)
     Assets:
        Cash and cash equivalents              $     36,116    $    36,116       $     20,954   $    20,954
        Investment securities                        54,569         54,667             61,107        61,180
        Loans, net                                  793,552        813,447            773,522       766,476
                                            ------------------------------------------------------------------
                                                    884,237    $   904,230            855,583   $   848,610
                                                            ================                 =================
     Other assets                                   248,376                           216,611
                                            -----------------                 ----------------
     Total assets                              $  1,132,613                       $ 1,072,194
                                            =================                 ================
     Liabilities and stockholders'
       equity:
         Deposits                              $    631,450    $   634,680        $   545,899    $  545,607
         Advances from Federal Home Loan
          Bank                                      196,302        208,646            223,258       221,976
         Warehouse and term notes payable            54,587         54,587            120,425       120,425
         Advance payments by borrowers
          for taxes and insurance                   123,154        123,154             67,982        67,982
                                            ------------------------------------------------------------------
                                                  1,005,493    $ 1,021,067            957,564   $   955,990
                                                            ================                 =================
     Other liabilities                               16,099                            15,157
                                            -----------------                 ----------------
                                                  1,021,592                           972,721
     Stockholders' equity                           111,021                            99,473
                                            -----------------                 ----------------
     Total liabilities and
        stockholders' equity                  $   1,132,613                     $  1,072,194
                                            =================                 ================

20. Line of Business Reporting

First Defiance operates two major lines of business. Retail banking, which consists of the operations of First Federal, includes direct and indirect lending,  deposit-gathering,  small business  services,  commercial  lending and consumer finance. Mortgage banking, which consists of the operations of The Leader, includes buying and selling mortgages to the secondary market and the subsequent servicing of these sold loans. The business units are identified by the channels through which the product or service is delivered. The accounting policies of the individual business units are the same as those of First
Defiance as described in Note 3. The retail-banking unit funds the mortgage-banking unit and an investment/funding unit within the retail-banking unit centrally manages interest rate risk. Transactions between business units are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

The parent unit is comprised of the operations of First Insurance & Investments and inter-segment income eliminations and unallocated expenses.

                                                                           2001
                                           ----------------------------------------------------------------------
                                                                                   Retail          Mortgage
                                             Consolidated         Parent          Banking          Banking
                                           ----------------------------------------------------------------------
                                                                      (In Thousands)
     Total interest income                   $       65,864    $     (15,641)   $      61,708    $      19,797
     Total interest expense                          38,886          (15,017)          41,985           11,918
                                           ----------------------------------------------------------------------
     Net interest income                             26,978             (624)          19,723            7,879
     Provision for loan losses                        3,870               --              993            2,877
                                           ----------------------------------------------------------------------
     Net interest income after provision             23,108             (624)          18,730            5,002

     Non-interest income                             66,431            2,123            7,174           57,134
     Non-interest expense                            68,340            2,873           18,289           47,178
                                           ----------------------------------------------------------------------
     Income before income taxes                      21,199           (1,374)           7,615           14,958
     Income taxes                                     7,583             (463)           2,544            5,502
                                           ----------------------------------------------------------------------
     Net income                              $       13,616    $        (911)   $       5,071    $       9,456
                                           ======================================================================
     Total assets                            $    1,132,613    $    (400,745)   $   1,027,685    $     505,673
                                           ======================================================================

                                                                           2000
                                           ----------------------------------------------------------------------
                                                                                   Retail          Mortgage
                                             Consolidated         Parent          Banking          Banking
                                           ----------------------------------------------------------------------
                                                                      (In Thousands)
     Total interest income                   $       65,185    $     (19,566)   $      66,022    $      18,729
     Total interest expense                          43,502          (19,292)          45,110           17,684
                                           ----------------------------------------------------------------------
     Net interest income                             21,683             (274)          20,912            1,045
     Provision for loan losses                        3,147               --              635            2,512
                                           ----------------------------------------------------------------------
     Net interest income after provision             18,536             (274)          20,277           (1,467)

     Non-interest income                             53,246            2,300            4,252           46,694
     Non-interest expense                            54,905            2,840           17,226           34,839
                                           ----------------------------------------------------------------------
     Income before income taxes                      16,877             (814)           7,303           10,388
     Income taxes                                     5,914             (241)           2,285            3,870
                                           ----------------------------------------------------------------------
     Net income                              $       10,963    $        (573)   $       5,018    $       6,518
                                           ======================================================================
     Total assets                            $    1,072,194    $    (310,186)   $     958,607    $     423,773
                                           ======================================================================

                                                                           1999
                                           ----------------------------------------------------------------------
                                                                                   Retail          Mortgage
                                             Consolidated         Parent          Banking          Banking
                                           ----------------------------------------------------------------------
                                                                      (In Thousands)
     Total interest income                   $     53,379      $     (13,960)   $      54,388    $      12,951
     Total interest expense                        31,582            (15,231)          35,657           11,156
                                           ----------------------------------------------------------------------
     Net interest income                           21,797              1,271           18,731            1,795
     Provision for loan losses                      1,925                  6              149            1,770
                                           ----------------------------------------------------------------------
     Net interest income after provision           19,872              1,265           18,582               25

     Non-interest income                           40,794              1,039            3,747           36,008
     Non-interest expense                          47,414              1,824           16,023           29,567
                                           ----------------------------------------------------------------------
     Income before income taxes                    13,252                480            6,306            6,466
     Income taxes                                   4,629                374            1,850            2,405
                                           ----------------------------------------------------------------------
     Net income                              $      8,623      $         106    $       4,456    $       4,061
                                           ======================================================================
     Total assets                            $    987,994      $    (362,172)   $     926,139    $     424,027
                                           ======================================================================

21. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

                                                                     Three Months Ended
                                           ------------------------------------------------------------------------
     2001                                      March 31          June 30      September 30            December 31
                                           ------------------------------------------------------------------------
                                                          (In Thousands, except per share amounts)

     Interest income                          $    16,431      $    16,294       $    16,901      $    16,238
     Interest expense                              11,138            9,749             9,540            8,459
                                           ------------------------------------------------------------------------
     Net interest income                            5,293            6,545             7,361            7,779

     Provision for loan losses                        773              631             1,200            1,266
                                           ------------------------------------------------------------------------
     Net interest income after provision
       for loan
       losses                                       4,520            5,914             6,161            6,513

     Loss on sale of securities                       (45)             (15)              (45)             (32)
     Non-interest income                           15,311           14,848            16,306           20,103
     Non-interest expense                          15,107           16,683            17,876           18,675
                                           ------------------------------------------------------------------------
     Income before income taxes                     4,679            4,064             4,546            7,909
     Income taxes                                   1,624            1,478             1,576            2,904
                                           ------------------------------------------------------------------------
     Net income                               $     3,055      $     2,586       $     2,970      $     5,005
                                           ========================================================================

     Earnings per share:
        Basic                                 $     0.48       $     0.40        $     0.46       $     0.77
                                           ========================================================================
        Diluted                               $     0.47       $     0.39        $     0.45       $     0.75
                                           ========================================================================

     Average shares outstanding:
        Basic                                       6,366            6,394             6,405            6,489
                                           ========================================================================
        Diluted                                     6,536            6,603             6,601            6,643
                                           ========================================================================

                                                                    Three Months Ended
                                          ------------------------------------------------------------------------
       2000                                   March 31          June 30      September 30            December 31
                                          ------------------------------------------------------------------------
                                                         (In Thousands, except per share amounts)

       Interest income                       $    15,830       $    15,359      $    16,911       $    17,085
       Interest expense                            9,642            10,225           11,687            11,948
                                          ------------------------------------------------------------------------
       Net interest income                         6,188             5,134            5,224             5,137

       Provision for loan losses                   1,408               581              539               619
                                          ------------------------------------------------------------------------
       Net interest income after
         provision for loan
         losses                                    4,780             4,553            4,685             4,518

       Loss on sale of securities                     --                --              (29)              (29)
       Non-interest income                        11,843            13,118           14,060            14,283
       Non-interest expense                       13,249            13,814           13,944            13,898
                                          ------------------------------------------------------------------------
       Income before income taxes                  3,374             3,857            4,772             4,874
       Income taxes                                1,173             1,399            1,604             1,738
                                          ------------------------------------------------------------------------
       Net income                            $     2,201       $     2,458      $     3,168       $     3,136
                                          ========================================================================

       Earnings per share:
          Basic                              $     0.35        $     0.39       $     0.50        $     0.49
                                          ========================================================================
          Diluted                            $     0.35        $     0.38       $     0.49        $     0.49
                                          ========================================================================

       Average shares outstanding:
          Basic                                    6,232             6,305            6,367             6,373
                                          ========================================================================
          Diluted                                  6,376             6,407            6,451             6,465
                                          ========================================================================


                         Report of Independent Auditors


To the Stockholders and the Board of Directors
First Defiance Financial Corp.


We have audited the consolidated statements of financial condition of First Defiance Financial Corp. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Defiance Financial Corp. at December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                        /s/Ernst & Young LLP

Cleveland, Ohio
January 18, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference from pages 6 through 12 of the definitive proxy statement dated March 20, 2002.

Item 11. Executive Compensation

     The information required herein is incorporated by reference from the Executive Compensation section beginning on page 14, the Stock Options section on page 16, the Directors' Compensation section on page 19, and the Employment Agreements section on pages 19 and 20 of the definitive proxy statement dated March 20, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required herein is incorporated by reference from the Beneficial Ownership section beginning on page 3 of the definitive proxy statement dated March 20, 2002.

Item 13. Certain Relationships and Related Transactions

     The information required herein is incorporated by reference from the Indebtedness of Management section on page 20 of the definitive proxy statement dated March 20, 2002.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statements

          The following consolidated financial statements are filed as a part of this document under "Item 8. Financial Statements and Supplementary Data."

          Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

          Consolidated Statements of Income for the years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity for the years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the years Ended December 31, 2001, 2000 and 1999

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

     (a) (3)      Exhibits

The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

     Exhibit
      Number                                    Description
-----------------------------------------------------------------------------------------------------------

        3.1        Articles of Incorporation                                                     *
        3.2        Code of Regulations                                                           *
        3.2        Bylaws                                                                        *
       10.1        1996 Stock Option Plan                                                       **
       10.2        1996 Management Recognition Plan and Trust                                   **
       10.3        2001 Stock Option and Incentive Plan                                         ***
       10.4        1993 Stock Incentive Plan                                                     *
       10.5        1993 Directors' Stock Option Plan                                             *
       10.6        Employment Agreement with William J. Small                                  ****
       10.7        Employment Agreement with James L. Rohrs                                     **
       10.8        Employment Agreement with John C. Wahl                                       **
         13        Annual Report to Shareholders and Notice of Annual Meeting of
                      Shareholders and Proxy Statement                                          **
         21        List of Subsidiaries of the Company                                          **
         23        Consent of Independent Auditors                                              **

* Incorporated herein by reference to the like numbered exhibit in the Registrant's Form S-1 (File No. 33-93354).

**   Included herein.

***  Incorporated herein by reference to Appendix B to the 2001 Proxy Statement

**** Incorporated herein by reference to Exhibit 10.6 to the 2001 Form 10-K

(b)  Reports on Form 8-K

     First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission as of January 24, 2002 which announced that it had entered into a Purchase and Sale Agreement with U.S. Bank National Association ("U.S. Bank") for the sale of The Leader Mortgage Company, LLC, a wholly owned subsidiary of First Federal, to U.S. Bank.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST DEFIANCE FINANCIAL CORP.

March 20, 2002                     By:    /s/ William J. Small
                                          --------------------
                                          William J. Small
                                          Chairman, President, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2002.


Signature                            Title

/s/ William J. Small                 Chairman of the Board, President and
---------------------------
William J. Small                     CEO

/s/ John C. Wahl                     Executive Vice President and CFO
---------------------------
John C. Wahl

/s/ Don C. Van Brackel               Director, Vice Chairman
---------------------------
Don C. Van Brackel

/s/ Stephen L. Boomer                Director
---------------------------
Stephen L. Boomer

/s/ Dr. Douglas A. Burgei            Director
---------------------------
Dr. Douglas A. Burgei

/s/ Peter A. Diehl                   Director
---------------------------
Peter A. Diehl

/s/ Dr. John U. Fauster, III         Director
---------------------------
Dr. John U. Fauster, III

/s/ Dr. Marvin J. Ludwig             Director
---------------------------
Dr. Marvin J. Ludwig

/s/ Gerald W. Monnin                 Director
---------------------------
Gerald W. Monnin

/s/ Thomas A. Voigt                  Director
---------------------------
Thomas A. Voigt