Form 10-Q
period 2002-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2002-05-15
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002
                                                 --------------
                                       OR

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850
                       -------

                         First Defiance Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                                34-1803915
-------------------------------                         ------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification) Number)

601 Clinton Street, Defiance, Ohio                                      43512
--------------------------------------                                ----------
(Address or principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,808,760 shares outstanding at May 12, 2002.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.-FINANCIAL INFORMATION

 Item 1.   Consolidated Condensed Financial Statements (Unaudited):

           Consolidated Condensed Statements of Financial
           Condition - March 31, 2002 and December 31, 2001                  2

           Consolidated Condensed Statements of Income -
           Three months ended March 31, 2002 and 2001                        4

           Consolidated Condensed Statement of Changes in
           Stockholders' Equity - Three months ended
           March 31, 2002                                                    5

           Consolidated Condensed Statements of Cash Flows
           - Three months ended March 31, 2002 and 2001                      7


           Notes to Consolidated Condensed Financial Statements              9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              15

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                      27

PART II.   OTHER INFORMATION:

 Item 1.   Legal Proceedings                                                28

 Item 2.   Changes in Securities                                            28

 Item 3.   Defaults upon Senior Securities                                  28

 Item 4.   Submission of Matters to a Vote of Security Holders              28

 Item 5.   Other Information                                                28

 Item 6.   Exhibits and Reports on Form 8-K                                 28

           Signatures                                                       29

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)

----------------------------------------------------------------------------------------


                                                      March 31, 2002   December 31, 2001
                                                      --------------   -----------------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                      $    9,982        $   14,189
     Interest-bearing deposits                            24,398            24,332
                                                      ----------        ----------
                                                          34,380            38,521
Securities:
     Available-for-sale, carried at fair value            46,419            48,453
     Held-to-maturity, carried at amortized cost
         (approximate fair value $5,184 and $5,678
         at March 31, 2002 and December 31,
         2001 respectively)                                5,067             5,818
                                                      ----------        ----------
                                                          51,486            54,271
Loans held for sale                                        1,148               672
Loans receivable, net                                    498,392           499,141
Accrued interest receivable                                3,255             2,940
Federal Home Loan Bank stock                              16,487            16,306
Office properties and equipment                           19,882            20,067
Real estate and other assets held for sale                   194               136
Goodwill, net                                              3,529             3,749
Deferred Taxes                                               342                35
Mortgage servicing rights                                  2,319             1,821
Other assets                                               7,224             6,535
Assets of discontinued operations                        493,872           488,454
                                                      ----------        ----------

Total assets                                          $1,132,510        $1,132,648
                                                      ==========        ==========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)

------------------------------------------------------------------------------------------------

                                                           March 31, 2002      December 31, 2001
                                                           --------------      -----------------


LIABILITIES AND
     STOCKHOLDERS' EQUITY

Non-interest-bearing deposits                                $    28,349         $    25,428
Interest-bearing deposits                                        578,425             589,420
     Total deposits                                              606,774             614,848

Advances from Federal Home Loan Bank                             237,699             196,302
Warehouse and term notes payable                                  25,360              24,220
Advance payments by borrowers for taxes and insurance                220                 390
Other liabilities                                                  8,156               9,263
Liabilities of discontinued operations                           141,438             176,604
                                                             -----------         -----------
Total liabilities                                              1,019,647           1,021,627

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000 shares authorized; no shares
     issued                                                           --                  --
Common stock, $.01 par value per share:
     20,000 shares authorized; 6,869
      and 6,854 shares outstanding, respectively                      69                  69
Additional paid-in capital                                        53,999              53,725
Stock acquired by ESOP                                            (2,600)             (2,813)
Deferred compensation                                                (69)                (82)
Accumulated other comprehensive income,
     net of income taxes of $263
     and $410, respectively                                          508                 763
Retained earnings                                                 60,956              59,359
                                                             -----------         -----------
Total stockholders' equity                                       112,863             111,021
                                                             -----------         -----------

Total liabilities and stockholders' equity                   $ 1,132,510         $ 1,132,648
                                                             ===========         ===========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

----------------------------------------------------------------------------------------------------
                                                                          For the Three Months Ended
                                                                                   March 31,
                                                                             2002             2001
                                                                             ----             ----
Interest Income
Interest on Loans                                                          $  8,961         $ 11,294
Investment securities                                                           751              942
Interest-bearing deposits                                                        17               61
                                                                           --------         --------
Total interest income                                                         9,729           12,297
Interest Expense
Deposits                                                                      3,928            5,768
FHLB advances and other                                                          81            1,377
Notes payable and warehouse loans                                               192              308
                                                                           --------         --------
Total interest expense                                                        4,201            7,453
                                                                           --------         --------
Net interest income                                                           5,528            4,844
Provision for loan losses                                                       582              135
                                                                           --------         --------
Net interest income after provision for loan losses                           4,946            4,709
Non-interest Income
Loan service fees and other charges                                             798              638
Insurance commission income                                                     883              733
Dividends on stock                                                              181              273
Gain on sale of loans                                                           526              500
Loss on sale of securities                                                      (15)             (45)
Trust income                                                                     31               29
Other non-interest income                                                        21               26
                                                                           --------         --------
Total non-interest income                                                     2,425            2,154
Non-interest Expense
Compensation and benefits                                                     3,304            2,952
Occupancy                                                                       692              687
SAIF deposit insurance premiums                                                  32               30
State franchise tax                                                             294              364
Data processing                                                                 226              320
Amortization and impairment of goodwill and other intangibles                   200               77
Other non-interest expense                                                    1,245            1,031
                                                                           --------         --------
Total non-interest expense                                                    5,993            5,461
                                                                           --------         --------
Income before income taxes                                                    1,378            1,402
Federal income taxes                                                            491              458
                                                                           --------         --------
Income from continuing operations                                               887              945
Discontinued operations, net of tax                                           2,015            2,110
                                                                           --------         --------
Income before cumulative effect of a change in accounting principle           2,902            3,055
Cumulative effect of change in method of accounting for goodwill,
   net of tax                                                                  (194)              --
                                                                           --------         --------
Net income                                                                 $  2,708         $  3,055
                                                                           ========         ========

Earnings per share (Note 5) Basic:
      From continuing operations                                           $   0.14         $   0.15
      Discontinued operations, net of tax                                  $   0.31         $   0.33
      Cumulative effect in method of accounting for goodwill               $  (0.03)              --
                                                                           --------         --------
      Net income                                                           $   0.42         $   0.48
                                                                           ========         ========
Diluted:
      From continuing operations                                           $   0.14         $   0.15
      Discontinued operations, net of tax                                  $   0.30         $   0.32
      Cumulative effect in method of accounting for goodwill               $  (0.03)              --
                                                                           --------         --------
      Net income                                                           $   0.41         $   0.47
                                                                           ========         ========

Dividends declared per share (Note 4)                                      $   0.13         $   0.12
Average shares outstanding (Note 5)
  Basic                                                                       6,442            6,366
                                                                           ========         ========
  Diluted                                                                     6,663            6,536
                                                                           ========         ========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)


-----------------------------------------------------------------------------------------------------------
                                                                           2002
                                                -----------------------------------------------------------
                                                                                          Stock Acquired By
                                                               Additional                     Management
                                                 Common         Paid-in                      Recognition
                                                 Stock          Capital         ESOP             Plan
                                                 -----          -------         ----             ----

Balance at December 31                          $    69         $53,725        $(2,813)        $   (82)

Comprehensive income:
     Net income
     Change in unrealized gains (losses)
         net of income taxes of $146
Total comprehensive income

ESOP shares released                                                147            213

Amortization of deferred compensation
    of Management Recognition Plan                                                                  13

Shares issued under stock option plan                               363

Purchase of common stock for
    treasury                                                      (236)

Dividends declared (Note 4)


                                                -------         -------        -------         -------
Balance at March 31                             $    69         $53,999        $(2,600)        $   (69)
                                                =======         =======        =======         =======


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)

------------------------------------------------------------------------------------------------------------
                                                                            2002                        2001
                                                                            ----                        ----
                                               Net Unrealized
                                              gains (losses) on                        Total            Total
                                               available-for-      Retained        Stockholders'     Stockholder's
                                               sale securities     Earnings           Equity            Equity
                                               ---------------     --------           ------            ------

Balance at December 31                          $     763         $  59,359         $ 111,021         $  99,473

Comprehensive income:
     Net income                                                       2,708             2,708             3,055
     Change in unrealized gains (losses)
          net of income taxes of $146                (255)                               (255)              545
                                                                                    ---------         ---------
Total comprehensive income                                                              2,453             3,600

ESOP shares released                                                                      360               248

Amortization of deferred compensation
    of Management Recognition Plan                                                         13                28

Shares issued under stock option plan                                                     363                71

Purchase of common stock for
    treasury                                                           (261)             (497)             (207)

Dividends declared (Note 4)                                            (850)             (850)             (780)
                                                ---------         ---------         ---------         ---------
Balance at March 31                             $     508         $  60,956         $ 112,863         $ 102,433
                                                =========         =========         =========         =========



See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

-------------------------------------------------------------------------------------------------
                                                                                Three Months
                                                                              Ended March 31,
                                                                           2002            2001
                                                                        -------------------------
Operating Activities
Net income                                                              $  2,708         $  3,055
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                               582              135
     Provision for depreciation                                              414              393
     Net securities amortization                                              12                4
              Amortization of mortgage servicing rights                      157              132
     Net impairment of mortgage servicing rights                              68               --
     Amortization of goodwill                                                 --               77
     Net impairment of goodwill                                              438               --
     Gain on sale of loans                                                  (526)            (500)
     Amortization of Management Recognition Plan
         deferred compensation                                                13               28
     Release of ESOP Shares                                                  360              248
     Net securities losses                                                    15               45
     Deferred federal income tax credit                                     (158)               6
     Proceeds from sale of loans                                          32,584           31,150
              Origination of mortgage servicing rights, net                 (723)            (316)
     Origination of loans held for sale                                  (32,534)         (30,786)
     (Increase) decrease in interest receivable and other assets          (1,004)             764
     Increase (decrease) in other liabilities                             (1,325)             638
     (Increase) decrease in assets of discontinued operations             (5,418)          46,325
     Decrease in liabilities of discontinued operations                  (35,166)         (74,066)
                                                                        --------         --------
Net cash provided by operating activities                                (39,503)         (22,668)

Investing Activities
Proceeds from maturities of held-to-maturity securities                      503              340
Proceeds from maturities of available-for-sale securities                  1,948            1,210
Proceeds from sale of available-for-sale securities                          423            1,512
Proceeds from sales of real estate and
   other assets held for sale                                                105              121
Proceeds from sales of office properties and equipment                        --               27
Purchases of available-for-sale securities                                  (520)          (1,437)
Purchases of Federal Home Loan Bank stock                                   (181)            (273)
Purchases of office properties and equipment                                (229)            (245)
Net increase in loans receivable                                               4            1,487
                                                                        --------         --------
Net cash provided by investing activities                                  2,053            2,742


                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)


-------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                      March 31,
                                                                 2002            2001
                                                                 ----            ----
Financing Activities
Net increase (decrease) in deposits                             (8,244)          45,965
Repayment of Federal Home Loan Bank long-term advances            (103)            (159)
Repayment of term notes payable                                   (160)            (150)
Net  increase (decrease) in Federal Home Loan Bank
     short-term advances                                        41,500          (76,500)
Proceeds from short-term line of credit                          1,300            5,000
Proceeds from Federal Home Loan Bank long term notes                --           60,000
Purchase of common stock for treasury                             (497)            (207)
Cash dividends paid                                               (850)            (780)
Proceeds from exercise of stock options                            363               71
                                                              --------         --------
Net cash used in financing activities                           33,309           33,240
                                                              --------         --------
Increase (decrease) in cash and cash equivalents                (4,141)          13,314
Cash and cash equivalents at beginning of period                38,521           22,366
                                                              --------         --------

Cash and cash equivalents at end of period                    $ 34,380         $ 35,680
                                                              ========         ========

Supplemental cash flow information:
Interest paid $                                                  4,305         $  6,915
                                                              ========         ========
Income taxes paid                                             $    400         $     --
                                                              ========         ========
Transfers from loans to real estate
     and other assets held for sale                           $    163         $    116
                                                              ========         ========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities            $    149         $   (340)
                                                              ========         ========
Noncash investing activities:
Increase (decrease) in net unrealized gain or loss on
     available-for-sale securities                            $   (404)        $    885
                                                              ========         ========
Noncash financing activities:
Cash dividends declared but not paid                          $    850         $    778
                                                              ========         ========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2002 and 2001)

--------------------------------------------------------------------------------

1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company"), its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal"), and First Insurance and Investments, Inc. ("First Insurance") and First Federal's wholly owned mortgage banking company, The Leader Mortgage Company, LLC ("The Leader"). Operations of The Leader were sold to US Bancorp in a transaction that was completed on April 1, 2002. In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 2001 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements as of March 31, 2002 and for the three-month period ending March 31, 2002 and 2001 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. For the purposes of these statements, operations of The Leader are reported in results of discontinued operations and all prior time periods presented have been restated to reflect results of discontinued operations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's 2001 annual report on Form 10K for the year ended December 31, 2001. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2002 and 2001)

--------------------------------------------------------------------------------

3.   Change in Accounting Method

     On January 1, 2002, First Defiance adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. As required by FAS No. 142, goodwill is no longer amortized into the income statement over an estimated life but rather is tested at least annually for impairment based on specific guidance included in the FAS No. 142. Based on an impairment test performed as of January 1, 2002, the Company determined that a portion of previously recorded goodwill related to its First
     Insurance business unit was impaired. The amount of impairment as of January 1, 2002, which was $238,000 or $194,000 after tax, is reflected in the financial statements as an adjustment for the cumulative effect of an accounting change.

     During the quarter ended March 31, 2002, management reached a settlement with the former shareholders of one of the agencies acquired to form First Insurance related to an earn-out provision of the original purchase agreement. The payment of $200,000 was recorded as additional goodwill for First Insurance and was considered impaired. This $200,000 impairment adjustment is reported as an operating cost by First Defiance in the 2002 first quarter. Remaining goodwill recorded at First Insurance totals $3,529,000 at March 31, 2002.

     Results from continuing operations for the three months ended March 31, 2001 include goodwill amortization expense of $77,000. Had FAS Statement No. 142 been in effect for that period, the Company would have reported income from continuing operations of $1,007,000. This amount was determined as follows ($000s except for earnings-per-share amounts:

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2002 and 2001)

--------------------------------------------------------------------------------

3.   Change in Accounting Method (continued)

                                                          For the Quarter ended March 31,
                                                               2002            2001
                                                               ----            ----
     Reported income from continuing operations              $   887         $     945
     Add back: Goodwill amortization                                                77
     Deduct: Tax benefit from deductible goodwill                                  (15)
                                                             -------         ---------
     Adjusted income from continuing operations              $   887         $   1,007
                                                             =======         =========

     Basic earnings per share:
         Reported income from continuing operations          $   .14         $     .15
         Add back: Goodwill amortization                                           .01
         Deduct: Tax benefit from deductible goodwill             --                --
                                                             -------         ---------
         Adjusted income from continuing operations          $   .14         $     .16
                                                             =======         =========

     Diluted earnings per share:
         Reported income from continuing operations          $   .14         $     .15
         Add back: Goodwill amortization                                           .01
         Deduct: Tax benefit from deductible goodwill                               --
                                                             -------         ---------
         Adjusted income from continuing operations          $   .14         $     .16
                                                             =======         =========

4.   Dividends on Common Stock

     As of March 31, 2002, First Defiance had declared a quarterly cash dividend of $.13 per share for the first quarter of 2002, payable April 26, 2002.

5.   Earnings Per Share

     Basic earnings per share as disclosed under Statement of Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month-month periods ended March 31, 2002 and 2001. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three-months ended March 31, 2002 and 2001, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2002 and 2001)

--------------------------------------------------------------------------------

5.   Earnings Per Share (continued)

     The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                      Three Months Ended
                                                           March 31,
                                                       2002         2001
                                                       ----         ----

     Numerator for basic and diluted
       earnings per share - income from
        continuing operations                         $  887        $  945
                                                      ======        ======
     Denominator:
       Denominator for basic earnings per
         share - weighted average shares               6,442         6,366
       Effect of dilutive securities:
         Employee stock options                          199           111
         Unvested Management Recognition
             Plan stock                                   22            59
                                                      ------        ------
       Dilutive potential common shares                  221           170
                                                      ------        ------
       Denominator for diluted earnings
         per share - adjusted weighted average
         shares and assumed conversions                6,663         6,536
                                                      ======        ======
     Basic earnings per share                         $  .14        $  .15
                                                      ======        ======
     Diluted earnings per share                       $  .14        $  .15
                                                      ======        ======

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2002 and 2001)

-------------------------------------------------------------------------------------------

6.   Loans

     Loans receivable and held for sale consist of the following (in thousands):

                                                                  March 31,    December 31,
                                                                    2002            2001
                                                                    ----            ----
     Real Estate:
              One-to-four family residential                      $166,112        $167,738
              Construction                                           5,054           7,875
              Non-residential and multi-family real estate         180,576         174,052
                                                                  --------        --------
                                                                   351,742         349,665
     Other Loans:
              Commercial                                            80,904          83,690
              Consumer finance                                      38,127          40,739
              Home equity and improvement                           39,075          36,179
                                                                  --------        --------
                                                                   158,106         160,608
                                                                  --------        --------
     Total real estate and other loans                             509,848         510,273
     Deduct:
              Loans in process                                       2,315           2,888
              Net deferred loan origination fees and costs           1,060           1,024
              Allowance for loan loss                                6,933           6,548
                                                                  --------        --------
              Totals                                              $499,540        $499,813
                                                                  ========        ========

     Changes in the allowance for loan losses were as follows:

                                                                    Three Months ended
                                                                          March, 31
                                                                  2002               2001
                                                                  ----               ----

     Balance at beginning of period                              $6,548             $6,331
     Provision for loan losses                                      582                135
     Charge-offs:
         One to four family residential real estate                  49                 --
         Non-residential and multi-family real estate                54                 --
         Consumer finance                                           147                149
                                                                 ------             ------
     Total Charge-offs                                              250                149
     Recoveries                                                      53                 50
                                                                 ------             ------
     Net Charge-offs                                                 97                 99
                                                                 ------             ------
     Ending allowance                                            $6,933             $6,367
                                                                 ======             ======



                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2002 and 2001)

--------------------------------------------------------------------------------

7.   Deposits

     A summary of deposit balances is as follows (in thousands):

                                                    March 31,    December 31,
                                                      2002            2001
                                                      ----            ----
     Non-interest-bearing checking accounts        $ 28,349        $ 25,428
     Interest-bearing checking accounts              36,567          35,304
     Savings accounts                                38,750          36,952
     Money market demand accounts                   124,128         114,253
     Certificates of deposit                        378,980         402,911
                                                   --------        --------
                                                   $606,774        $614,848
                                                   ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General
-------
First Defiance is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance") and First Federal's wholly owned subsidiary, The Leader Mortgage Company, LLC ("The Leader"). Effective April 1, 2001, The Leader, a mortgage banking company, has been sold and its operating results are reported as discontinued operations.
First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the areas in which its offices are located. First Federal's traditional banking activities include originating and servicing residential, commercial and consumer loans; providing a broad range of depository services; and providing trust services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. First Insurance is an insurance agency that does business in the Defiance, Ohio area. First Insurance offers property and casualty, life insurance, group and individual health insurance, and investment products.

First Defiance also invests in U.S. Treasury and federal government agency obligations, money market mutual funds which are comprised of U.S. Treasury obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $5.1 million at March 31, 2002. Securities not classified as held-to-maturity or are classified as available-for-sale, which are stated at fair value and had a recorded value of $46.4 million at March 31, 2002. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($18.4 million), corporate bonds ($8.5 million), certain municipal obligations ($8.7 million), adjustable-rate mortgage backed security mutual funds ($2.0 million), CMOs and REMICs ($3.0 million), mortgage backed securities ($3.7 million), and preferred stock and other equity investments ($2.1 million). In accordance with FASB Statement No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $768,000 at March 31, 2002, or $505,000 after considering the related deferred tax liability.

First Defiance's investment portfolio will increase substantially as proceeds from the sale of The Leader are reinvested

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes deposit and loan servicing fees, gains on sales of mortgage loans, and insurance commissions. First Defiance's earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

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

Changes in Financial Condition
------------------------------
At March 31, 2002, First Defiance's total assets, deposits and stockholders' equity amounted to $1.132 billion, $606.8 million and $112.9 million, respectively, compared to $1.133 billion, $614.8 million and $111.0 million, respectively, at December 31, 2001. Total assets of discontinued operations, included in total assets, were $493.9 million at March 31, 2002 and $488.5 million at December 31, 2001. The discussion below focuses only on assets and liabilities from continuing operations.

Net loans receivable decreased to $499.5 million at March 31, 2002 from $499.8 million at December 31, 2001. The reduction in loans receivable occurred primarily in the construction and single-family residential category, which declined $3.8 million to $168.9 million at March 31, 2002 from $172.7 million at December 31, 2001. This reduction was due to the refinance activity that continued in the first quarter of 2002. The majority of loans refinanced are now sold into the secondary market to limit the Company's exposure to interest rate risk on long-term fixed rate loans. The reduction in mortgage loans was partially replaced by commercial loans and non-residential and multi-family residential real estate loans, which increased $3.8 million to $261.5 million at March 31, 2002 from $257.7 million at December 31, 2001.

The investment portfolio decreased to $51.5 million at March 31, 2002 from $54.3 million at December 31, 2001. Pay-downs and maturities of investment securities were not reinvested as those funds were used to fund the operations of The Leader during the 2002 first quarter.

Deposits decreased from $614.8 million at December 31, 2001 to $606.8 million as of March 31, 2002. Certificates of deposit balances declined by $23.9 million to $379.0 million at March 31, 2002, from $402.9 million at December 31, 2001. This decrease was the result of a $16.2 million decrease in brokered certificates of deposit and a $7.7 million decrease in certificates of deposit originated through First Federal's branch network. The decline in certificate of deposit balances was partially offset by a $9.9 million increase in money market demand accounts, to $124.1 million at March 31, 2002 from $114.3 million at December 31, 2001, and a $4.2 million increase in interest and non-interest bearing checking accounts, to $64.9 million at March 31, 2002 from $60.7 million at December 31, 2001. The Company has focused on increasing its lower cost core deposits, and at the same time was less aggressive in retaining higher cost CDs during the 2002 first quarter in anticipation of receiving the proceeds from the sale of The Leader early in April, 2002.

Additionally, FHLB advances and notes payable increased to $237.7 million and $25.4 million, respectively, at March 31, 2002 from $196.3 million and $24.2 million, respectively, at December 31, 2001. This is due to fact that First Federal Bank continued to fund the activities of The Leader during the first quarter.

Average Balances, Net Interest Income and Yields Earned and Rates Paid The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. All average balances are based upon daily balances. The average balance sheets and income statements have been adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. The average balance of FHLB advances for this yield analysis does not include those advances which were used to finance The Leader's operations. The interest-bearing liabilities reflect only those funds necessary for First Defiance's continuing operations.

                                                                        Three Months Ended March 31,
                                           --------------------------------------------------------------------------------------
                                                               2002                                        2001
                                           -----------------------------------------    -----------------------------------------
                                             Average                          Yield       Average                           Yield
                                             Balance         Interest         Rate(1)     Balance         Interest         Rate(1)

Interest-earning assets:
   Loans receivable                        $  496,671       $    8,961          7.32%   $  528,345       $   11,294         8.67%
   Securities                                  53,499              768          5.82        60,037            1,003         6.78
   FHLB stock                                  16,308              181          4.50        15,254              273         7.26
                                           ----------       ----------                  ----------       ----------
   Total interest-earning assets              566,478            9,910          7.09       603,636           12,570         8.45
Non-interest-earning assets
   (including assets of discontinued
    operations)                               583,625                                      445,169
                                           ----------                                   ----------
   Total assets                            $1,150,103                                   $1,048,805
                                           ==========                                   ==========

Interest-bearing liabilities (3):
   Deposits                                $  496,495       $    3,928          3.21%   $  441,623       $    5,768         5.30%
   FHLB advances and other                      7,698               81          4.27        99,711            1,377         5.60
   Notes payable                               18,994              192          4.10        14,574              308         8.57
                                           ----------       ----------                  ----------       ----------
   Total interest-bearing liabilities         523,187            4,201          3.26       555,908            7,453         5.44
Non-interest bearing deposits                  28,138               --           --         31,545               --           --
                                           ----------       ----------          ----    ----------       ----------         ----
Total including non-interest bearing
   demand deposits                            551,325            4,201          3.09       587,453            7,453         5.14
Non-interest-bearing liabilities
   (including liabilities of
    discontinued operations)                  486,693                                      360,686
                                           ----------                                   ----------
   Total liabilities                        1,038,018                                      948,139
Stockholders' equity                          112,085                                      100,666
                                           ----------                                   ----------
   Total liabilities and stock-
      holders' equity                      $1,150,103                                   $1,048,805
                                           ==========                                   ==========
Net interest income; interest
   rate spread                                              $    5,709          3.84%                    $    5,117         3.01%
                                                            ==========          ====                     ==========         ====
Net interest margin (2)                                                         4.09%                                       3.44%
                                                                                ====                                        ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                                   108%                                        109%
                                                                                ====                                         ===

--------------------
(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.
(3)  This analysis does not reflect borrowings to fund discontinued operations.

Results of Operations
---------------------

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

On a consolidated basis, First Defiance had net income of $2.7 million or $.41 per share for the three months ended March 31, 2002 compared to $3.1 million or $.47 per share in 2001. Net income before the cumulative effect of a change in accounting for goodwill was $2.9 million or $.44 per share for the 2002 first quarter and income from continuing operations totaled $887,000 or $.14 per share for the 2002 first quarter compared to $945,000 or $.15 per share in the same period in 2001.

Net Interest Income. Net interest income from continuing operations for the quarter ended March 31, 2002 was $5.5 million compared to $4.8 million for the same period in 2001. Net interest margin for the 2002 first quarter was 4.09% compared to 3.44% for the same period in 2001.

Total interest income from continuing operations decreased by $2.6 million, or 20.9%, from $12.3 million for the three months ended March 31, 2001 to $9.7 million for the three months ended March 31, 2002. The decrease was due to a reduction in the average balance of loans receivable between the two periods, to $496.7 million for the quarter ended March 31, 2002 compared to $528.3 million for the same period in 2001.This decrease is a result of the high level of refinance activity that the Company experienced in its mortgage loan portfolio during 2001 and the first quarter of 2002. The balance of the single-family mortgage portfolio was $221.1 million at March 31, 2001 compared to $166.1 million at March 31, 2002 as most of the new loans originated to replace the refinanced loans in the portfolio were sold into the secondary market. The reduction in mortgage loans was partially replaced by an increase in the average balance of commercial loans and non-residential and multi-family residential real estate loans, which increased from $230.2 million at March 31, 2001 to $261.5 million at the same point in 2002. The liquidity created by this net reduction in loans receivable was used to fund operations at The Leader rather than being invested in interest earning assets at First Federal Bank. The yield on interest-earning assets also decreased to 7.09% for the three-month period ended March 31, 2002 from 8.45% for the same period in 2001 due to declining interest rates.

Interest earnings from the investment portfolio decreased to $768,000 for the three months ended March 31, 2002 compared to $1.0 million for the same period in 2001. The decrease in interest income was primarily the result of a $6.5 million decrease in the average balance of investment securities, from $60.0 million for the first quarter of 2001 to $53.5 million for the same period in 2002. Additionally, the yield on the average portfolio balance for the three months ended March 31, 2002 was 5.82% compared to 6.78% for the same period in 2001.

Interest expense from continuing operations decreased by $3.3 million, or 43.6%, to $4.2 million for the first quarter of 2002 compared to $7.5 million for the same period in 2001. The decrease is due primarily to a 218 basis point decrease in the average cost of interest-bearing liabilities, from 5.44% for the first quarter of 2001 compared to 3.26% in the first quarter of 2002. In addition, the average balances of interest-bearing liabilities decreased $36.1 million from $555.9 million first quarter of 2001 compared to $523.2 million in the first quarter of 2002. The average balance sheets and income statements have been adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. Therefore, the average interest-bearing liabilities reflect only those funds necessary for First Defiance's continuing operations.

Provision for Loan Losses. The provision for loan losses increased $447,000, to $582,000 for the three-months ended March 31, 2002 from $135,000 during the same period in 2001. The increase in the provision was due both to an increase in the balance of commercial and non-residential real estate loan balances, which require a larger reserve, and an increase in classified assets, to $9.7 million from $7.9 million. Most of the increase was in loans classified as "substandard" by management, which increased by $1.7 million between December 31, 2001 and March 31, 2002. Of this $1.7 million increase in classified loans, $1.5 million was in residential mortgage loans. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio.

Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                         March 31,     December 31,
                                                           2002            2001
                                                           ----            ----

     Non-accrual loans                                   $   3,311       $   2,255
     Loans over 90 days past due and still accruing             --              --
                                                         ---------       ---------
     Total non-performing loans                              3,311           2,255
     Real estate owned (ORE)                                   194             136
                                                         ---------       ---------
     Total non-performing assets                         $   3,505       $   2,391
                                                         =========       =========

     Allowance for loan losses as a
         percentage of total loans                            1.36%           1.28%
     Allowance for loan losses as a
         percentage of non-performing assets                197.80%         273.86%
     Allowance for loan losses as a
         percentage of  non-performing loans                209.39%         290.38%
     Total non-performing assets as a percentage
         of total assets from continuing operations           0.55%           0.37%
     Total non-performing loans as a
         percentage of total loans                            0.65%           0.44%


Of the $3.3 million in non-accrual loans, $1.8 million were commercial loans or non-residential real estate loans and $1.3 million were residential mortgage loans. The allowance for loan losses at March 31, 2002 was $6.9 million compared to $6.4 million at March 31, 2001 and $6.5 million at December 31, 2001. For the quarter ended March 31, 2001, First Defiance charged off $250,000 of loans against its allowance and realized recoveries of $53,000 from loans previously charged off. During the same quarter in 2001, First Defiance charged off $149,000 in loans and realized recoveries of $99,000.

Non-Interest Income. Non-interest income increased $270,000 in the first quarter of 2002, to $2.42 million for the quarter ended March 31, 2002 from $2.15 million for the same period in 2001. Individual components of non-interest income are as follows:

Deposit Fees. Deposit fees increased $100,000 to $552,000 for the quarter ended March 31, 2002 from $452,000 for the quarter ended March 31, 2001. Increases occurred primarily in debit card interchange fees which is a result of a marketing program to promote the use of debit cards and an increase in NSF fees.

Insurance Commission. Insurance commission income increased $150,000 to $883,000 in the first quarter of 2002 from $733,000 in the same period of 2001. Increases occurred in the property and casualty lines as well as income from the sale of securities and annuities. Insurance commission income also includes $84,000 related to the placement of force-placed insurance for The Leader. This portion of First Insurance's income is not recurring with the sale of The Leader. First Insurance also incurred $67,000 of related expense associated with the force-placed insurance which also won't be recurring.

Other Non-Interest Income. Other non-interest income, including loan servicing fees, dividends on Federal Home Loan Bank stock, gain on sale of loans, and other miscellaneous charges, increased to $$990,000 for the quarter ended March 31, 2002 from $968,000 for the same period in 2001.

Non-Interest Expense. Total non-interest expense increased $500,000 to $6.0 million for the quarter ended March 31, 2002 from $5.5 million for the same period in 2001. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $350,000 from $2.95 million for the quarter ended March 31, 2002 to $3.30 million for the same period in 2001. This increase was the result of staffing increases as well as merit and cost of living increases.

Amortization and Impairment of Goodwill. Effective January 1, 2002, First Defiance adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. As required under the standard, management evaluated goodwill recorded at its First Insurance & Investments subsidiary for the purpose of measuring impairment and determined that such goodwill was impaired by $238,000 ($194,000 or $.03 per share after tax) as of January 1, 2002. As permitted, this amount is reflected in the income statement as the cumulative effect of a change in accounting principle. In addition to the $238,000 of impaired goodwill, during the first quarter, First Defiance paid additional consideration of $200,000 to settle a contingent payout clause under an agreement entered into in 1998 when First Insurance was acquired. Because this settlement was not reached until after January 1, 2002, the impairment of the related goodwill created by the settlement is recorded as an operating expense rather than as part of the cumulative effect adjustment. The $200,000 payment is included in other non-interest expense during the 2002 first quarter. Additionally, as a result of Statement No. 142, First Defiance was no longer required to recognize goodwill amortization as an expense in the 2002 first quarter. Such amortization totaled $77,000 in the first quarter of 2001. (See
Note 3 to the Consolidated Condensed Financial Statements)

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, deposit premiums, and loan servicing) increased to $2.5 million for the quarter ended March 31, 2002 from $2.4 million for the same period in 2001.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 35.63% for the quarter ended March 31, 2002 compared to 32.64% for the same period in 2001. The higher tax rate was caused by the $200,000 goodwill write-off which was not tax deductible.

As a result of the above factors, income from continuing operations for the quarter ended March 31, 2001 was $887,000 compared to $945,000 for the comparable period in 2001. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 from continuing operations were each $.14 and $.15, respectively.

Earnings from discontinued operations, which is a summary of the operations of The Leader netted with any gains or losses recognized on inter-company financing activities, totaled $2.0 million after tax or $.31 per share for the 2002 first quarter compared to $2.1 million or $.33 per share for the 2001 first quarter. Also in the 2002 first quarter, First Defiance recorded a $194,000 after tax charge representing the cumulative effect of changing the method of accounting for goodwill. Taking discontinued operations and the cumulative effect adjustment into account, First Defiance had net income of $2.7 million in the 2002 first quarter compared to $3.1 million in the same period in 2001.

First Defiance's board of directors declared a dividend of $.13 per common share as of March 31, 2002. The dividend amounted to $892,971, including dividends on unallocated ESOP shares. It was paid on April 26, 2002. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Liquidity and Capital Resources
As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements. With the completion of the sale of The Leader early in the second quarter, First Defiance has a significant amount of liquidity.

First Defiance used $39.5 million of cash from operating activities during the first three months of 2002. However, excluding discontinued operations, First Defiance generated $1.0 million of cash from operations during that same period. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, including amortization of mortgage servicing rights, goodwill write-offs, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At March 31, 2002, First Defiance had $29.4 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $79.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $1.1 million of loans held-for-sale. Also as of March 31, 2002, the total amount of certificates of deposit that are scheduled to mature by March 31, 2003 is $230.0 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Upon the sale of The Leader, First Defiance had net investible funds of approximately $365 million. Of this, $81.5 million was used to pay off FHLB overnight advances and $19.6 million was used to pay off term debt. Management also elected to prepay $25 million of fixed rate FHLB advances, incurring a prepayment penalty of $539,000 in the 2002 second quarter. The balance of the funds from the sale of The Leader has been added to the investment portfolio. Approximately $130 million of those funds have been invested long-term to earn a yield of 5.65% and the balance is invested in short-term securities or overnight in anticipation of rising rates.

First Defiance utilizes forward purchase and forward sale agreements to meet the needs of its customers and manage its exposure to fluctuations in the fair value of mortgage loans held for sale and its pipeline. These forward purchase and forward sale agreements are considered to be derivatives as defined by FAS 133, Accounting for Derivatives and Hedging Instruments. The change in value in the forward purchase and forward sale agreements is approximately equal to the change in value in the loans held for sale and the effect of this accounting treatment is not material to the financial statements.

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. Such investments are not classified as high risk at March 31, 2002 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 2002. This table includes the operations of The Leader and is consistent with amounts reported on First Federal's quarterly Thrift Financial Report for the quarter ended March 31, 2002.

                                                            Core Capital             Risk-Based Capital
                                                      Adequately       Well       Adequately       Well
                                                     Capitalized   Capitalized   Capitalized   Capitalized
                                                     -----------   -----------   -----------   -----------

  Regulatory Capital                                    $71,177       $71,177       $80,141       $80,141
  Minimum required regulatory capital                    42,720        53,400        57,193        71,491
                                                       --------       -------      --------        ------
  Excess regulatory capital                             $28,457       $17,777       $22,948        $8,650
                                                       ========       =======      ========        ======

  Regulatory capital as a percentage of assets (1)          6.7%          6.7%         11.2%         11.2%
  Minimum capital required as a percentage of               4.0%          5.0%          8.0%         10.0%
                                                       --------       -------      --------        ------
  assets
  Excess regulatory capital as a percentage in
  excess of requirement                                     2.7%           1.7%         3.2%          1.2%
                                                       ========       =======      ========        ======


(1)  Core capital is computed as a percentage of adjusted total assets of $1.068
     billion.   Risk-based   capital  is  computed  as  a  percentage  of  total
     risk-weighted assets of $714.9 million.

Had First Federal calculated its capital requirements for continuing operations only, the required amounts and the related excess capital would have been as follows:

                                                            Core Capital             Risk-Based Capital
                                                      Adequately       Well       Adequately       Well
                                                     Capitalized   Capitalized   Capitalized   Capitalized
                                                     -----------   -----------   -----------   -----------

  Regulatory Capital                                   $124,985      $124,985      $131,146      $131,146
  Minimum required regulatory capital                    39,227        49,034        52,907        66,134
                                                       --------       -------      --------      --------
  Excess regulatory capital                             $85,758       $75,951       $78,239       $65,012
                                                       ========       =======      ========      ========

  Regulatory capital as a percentage of assets (1)         19.6%         19.6%         26.7%         26.7%
  Minimum capital required as a percentage of               4.0%          5.0%          8.0%         10.0%
                                                       --------       -------      --------      --------
  assets
  Excess regulatory  capital  as a  percentage  in
  excess of requirement                                    15.6%         14.6%         18.7%         16.7%
                                                       ========       =======      ========      ========

(1)  Core capital is computed as a percentage of adjusted total assets of $637.4
     million.   Risk-based   capital  is  computed  as  a  percentage  of  total
     risk-weighted assets of $492.2 million.

The difference between these two calculations relates to the elimination of $44.2 million of dis-allowed mortgage servicing rights as of March 31, 2002 and the elimination of $9.6 million of goodwill which had been recorded on the books of The Leader. Also note that assets for continuing operations do not consider the reinvestment of any of the proceeds from the sale of The Leader, which will reduce the estimated excess capital amounts and the capital amounts do not include the estimated $10 million after-tax gain that First Federal realized on the sale of The Leader.

Pro Forma Income Statement
Management does not believe that income from continuing operations as presented in the consolidated condensed financial statements accurately represents what the results of operations for First Defiance will be on a going-forward basis because the continuing operations results do not reflect the reinvestment of any of the proceeds from the sale of The Leader. Such proceeds, which includes the repayment of inter-company debt as well as the payment of the purchase price by US Bank, will increase First Defiance's total assets by approximately $275 million over the reported assets of continuing operations, after the repayment of FHLB advances to the extent that such advances could be prepaid.

The following pro-forma income statement attempts to present what First Defiance's results from continuing operations would have been had the sale of The Leader occurred as of January 1, 2002 and the proceeds from the sale fully invested for the entire quarter. Management has estimated that the additional assets added to the balance sheet as a result of the sale of The Leader would have been reinvested to yield a weighted average rate of 4.44%. Also, to the extent possible, management has assumed that proceeds of the sale have been used to prepay advances. It should also be noted that management will take several months to get the proceeds from the sale of The Leader reinvested and that the pro-forma results reported below might not be indicative of the actual results First Defiance will achieve. Dollars are in thousands (except per share amounts).

                                                      Continuing Operations
                                          Pro Forma       As Reported

     Interest income                        $12,772         $ 9,729
     Interest expense                         6,717           4,201
                                            -------         -------
     Net interest income                      6,055           5,528
     Provision for loan losses                  582             582
                                            -------         -------
     Net interest after provision             5,473           4,946

     Non-interest income                      2,425           2,425
     Non-interest expense                     5,993           5,993
                                            -------         -------

     Income before income taxes               1,905           1,378
     Income taxes                               676             491
                                            -------         -------

     Income from continuing operations      $ 1,229         $   887
                                            =======         =======

     Income per share from
         continuing operations                 $.18            $.14
                                            ======          =======

FDIC Insurance The deposits of First Federal are currently insured by the Savings Association Insurance Fund("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance to commercial bank depositors. Both the SAIF and BIF are required by law to maintain a reserve ratio of 1.25% of insured deposits. First Federal's annual deposit insurance premiums for 2002 are approximately $0.018 per $100 of deposits.

Item 3. Qualitative and Quantitative Disclosure About Market Risk
-----------------------------------------------------------------

As discussed in detail in the 2001 Annual Report on Form 10-K, First Defiance's ability to maximize net income is dependent on management's ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monitory in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyses the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 2002 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

Management will reassess its exposure to interest rate risk as it reinvests the proceeds from the sale of The Leader.

                         FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

          First Defiance is not engaged in any legal proceedings of a material nature.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on April 23, 2002, in Defiance, Ohio the shareholders elected three directors to three-year terms. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

I.        Nominees for Director with Three-year Terms Expiring in 2005:

          NOMINEE                    FOR          WITHHELD
          John U. Fauster III     5,657,661         36,875
          Thomas A. Voigt         5,651,380         43,156
          James L. Rohrs          5,319,017        375,519

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

                                       First Defiance Financial Corp.
                                       (Registrant)


Date:  May 14, 2002                    By:   /s/ William J. Small
       ------------                       ------------------------
                                             William J. Small
                                             Chairman, President and
                                             Chief Executive Officer


Date:  May 14, 2002                    By:   /s/ John C. Wahl
       ------------                       ---------------------------------
                                             John C. Wahl
                                             Senior Vice President, Chief
                                             Financial Officer and
                                             Treasurer