Form 10-Q
period 2002-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2002-08-14
CIK 946647

1
                                  UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002
                                                -------------
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850
                       -------

                         First Defiance Financial Corp.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                                 34-1803915
-------------------------------                         ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification) Number)

601 Clinton Street, Defiance, Ohio                                      43512
-------------------------------------------------                   ------------
(Address or principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,816,483 shares outstanding at August 9, 2002.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.-FINANCIAL INFORMATION

 Item 1.   Consolidated Condensed Financial Statements (Unaudited):

           Consolidated Condensed Statements of Financial
           Condition - June 30, 2002 and December 31, 2001                 2

           Consolidated Condensed Statements of Income -
           Three and six months ended June 30, 2002 and 2001               4

           Consolidated Condensed Statement of Changes in
           Stockholders' Equity - Six months ended
           June 30, 2002                                                   5

           Consolidated Condensed Statements of Cash Flows
           - Six months ended June 30, 2002 and 2001                       7


           Notes to Consolidated Condensed Financial Statements            9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            17

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                    31

PART II.   OTHER INFORMATION:

 Item 1.   Legal Proceedings                                              32

 Item 2.   Changes in Securities                                          32

 Item 3.   Defaults upon Senior Securities                                32

 Item 4.   Submission of Matters to a Vote of Security Holders            32

 Item 5.   Other Information                                              32

 Item 6.   Exhibits and Reports on Form 8-K                               32

           Signatures                                                     33

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)


--------------------------------------------------------------------------------

                                                      June 30, 2002    December 31, 2001
                                                      -------------    -----------------
ASSETS
Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                       $   19,210         $   37,334
     Interest-bearing deposits                             62,335                766
                                                       ----------         ----------
                                                           81,545             38,100
Securities:
     Available-for-sale, carried at fair value            217,506             48,691
     Held-to-maturity, carried at amortized cost
         (approximate fair value $4,784 and $5,678
         at June 30, 2002 and December 31,
         2001 respectively)                                 4,624              5,580
                                                       ----------         ----------
                                                          222,130             54,271
Loans held for sale                                           610                672
Loans receivable, net                                     514,888            499,141
Accrued interest receivable                                 5,115              2,940
Federal Home Loan Bank stock and other
     interest-earning assets                               21,716             16,306
Office properties and equipment                            20,228             20,067
Real estate and other assets held for sale                    335                136
Goodwill, net                                               3,569              3,749
Deferred taxes                                               --                   35
Mortgage servicing rights                                   2,211              1,821
Other assets                                                2,198                652
Assets held for sale                                        5,834              6,304
Assets of discontinued operations                              --            488,454
                                                       ----------         ----------

Total assets                                           $  880,379         $1,132,648
                                                       ==========         ==========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)


--------------------------------------------------------------------------------

                                                           June 30, 2002     December 31, 2001
                                                           -------------     -----------------


LIABILITIES AND
     STOCKHOLDERS' EQUITY

Non-interest-bearing deposits                               $    32,388        $    25,428
Interest-bearing deposits                                       569,608            589,420
                                                            -----------        -----------
     Total deposits                                             601,996            614,848

Advances from Federal Home Loan Bank                            131,192            196,302
Notes payable and other interest-bearing liabilities              2,414             20,724
Advance payments by borrowers for taxes and insurance             2,305                390
Deferred taxes                                                      606                 --
Other liabilities                                                13,791              6,517
Liabilities associated with assets held for sale                  5,887              6,242
Liabilities of discontinued operations                               --            176,604
                                                            -----------        -----------
Total liabilities                                               758,191          1,021,627

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000 shares authorized; no shares
     issued                                                          --                 --
Common stock, $.01 par value per share:
     20,000 shares authorized; 6,810
      and 6,854 shares outstanding, respectively                     68                 69
Additional paid-in capital                                       53,590             53,725
Stock acquired by ESOP                                           (2,494)            (2,813)
Deferred compensation                                               (56)               (82)
Accumulated other comprehensive income,
     net of income taxes of $1,679
     and $410, respectively                                       3,174                763
Retained earnings                                                67,906             59,359
                                                            -----------        -----------
Total stockholders' equity                                      122,188            111,021
                                                            -----------        -----------

Total liabilities and stockholders' equity                  $   880,379        $ 1,132,648
                                                            ===========        ===========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

--------------------------------------------------------------------------------

                                                                           For the Three Months Ended   For the Six Months Ended
                                                                                  June 30,                       June 30,
                                                                            2002           2001            2002            2001
                                                                            ----           ----            ----            ----
Interest Income
Loans                                                                     $  9,081       $ 11,054        $ 18,041        $ 22,348
Investment securities                                                        2,424            917           3,175           1,860
Interest-bearing deposits                                                      409            149             427             210
                                                                          --------       --------        --------        --------
Total interest income                                                       11,914         12,120          21,643          24,418
Interest Expense
Deposits                                                                     4,461          5,394           8,389          11,161
FHLB advances and other                                                      1,690          1,167           1,774           2,544
Notes payable and warehouse loans                                               38            279             227             587
                                                                          --------       --------        --------        --------
Total interest expense                                                       6,189          6,840          10,390          14,292
                                                                          --------       --------        --------        --------
Net interest income                                                          5,725          5,280          11,253          10,126
Provision for loan losses                                                      156            252             738             387
                                                                          --------       --------        --------        --------
Net interest income after provision for loan losses                          5,569          5,028          10,515           9,739
Non-interest Income
Loan service fees and other charges                                            955            743           1,753           1,381
Insurance commission income                                                    827            723           1,710           1,456
Dividends on stock and other interest income                                   285            282             466             554
Gain on sale of loans                                                          549            802           1,075           1,302
Loss on sale of securities                                                      --            (15)            (15)            (58)
Trust income                                                                    24             26              54              55
Other non-interest income                                                       97             34             119              61
                                                                          --------       --------        --------        --------
Total non-interest income                                                    2,737          2,595           5,162           4,751
Non-interest Expense
Compensation and benefits                                                    3,494          3,011           6,798           5,963
Occupancy                                                                      722            674           1,413           1,361
SAIF deposit insurance premiums                                                 33             29              65              60
State franchise tax                                                            351            313             645             677
Data processing                                                                465            335             691             686
Amortization and impairment of mortgage servicing rights                       305            241             529             373
Amortization and impairment of goodwill and other intangibles                   --             79             200             155
Other non-interest expense                                                     943            769           1,964           1,635
                                                                          --------       --------        --------        --------
Total non-interest expense                                                   6,313          5,451          12,305          10,910
                                                                          --------       --------        --------        --------
Income from continuing operations before income taxes                        1,993          2,172           3,372           3,580
Federal income taxes                                                           607            725           1,099           1,183
                                                                          --------       --------        --------        --------
Income from continuing operations                                            1,386          1,447           2,273           2,397
Discontinued operations, net of tax                                          7,332          1,139           9,347           3,244
                                                                          --------       --------        --------        --------
Income before cumulative effect of a change in accounting principle          8,718          2,586          11,620           5,641
Cumulative effect of change in method of accounting for goodwill,
   net of tax                                                                   --             --            (194)             --
                                                                          --------       --------        --------        --------
Net income                                                                $  8,718       $  2,586        $ 11,426        $  5,641
                                                                          ========       ========        ========        ========

Earnings per share (Note 5) Basic:
      From continuing operations                                          $   0.22       $   0.22        $   0.35        $   0.37
      Discontinued operations, net of tax                                 $   1.14       $   0.18        $   1.46        $   0.51
      Cumulative effect in method of accounting for goodwill              $     --             --        $  (0.03)             --
                                                                          --------       --------        --------        --------
      Net income                                                          $   1.36       $   0.40        $   1.78        $   0.88
                                                                          ========       ========        ========        ========
Diluted:
      From continuing operations                                          $   0.21       $   0.22        $   0.34        $   0.37
      Discontinued operations, net of tax                                 $   1.09       $   0.17        $   1.40        $   0.49
      Cumulative effect in method of accounting for goodwill              $     --             --        $  (0.03)             --
                                                                          --------       --------        --------        --------
      Net income                                                          $   1.30       $   0.39        $   1.71        $   0.86
                                                                          ========       ========        ========        ========
Dividends declared per share (Note 4)                                     $   0.13       $   0.12        $   0.26        $   0.24
                                                                          ========       ========        ========        ========
Average shares outstanding (Note 5)
  Basic                                                                      6,418          6,394           6,426           6,381
                                                                          ========       ========        ========        ========
  Diluted                                                                    6,689          6,603           6,672           6,571
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

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)


--------------------------------------------------------------------------------

                                                                            2002
                                                 -----------------------------------------------------------
                                                                                           Stock Acquired By
                                                                                           -----------------
                                                               Additional                     Management
                                                 Common         Paid-in                       Recognition
                                                 Stock          Capital          ESOP            Plan
                                                 -----          -------          ----            ----

Balance at January 1                           $     69        $ 53,725        $ (2,813)       $    (82)

Comprehensive income:
     Net income
     Change in unrealized gains
         net of income taxes of ($1,237)
Total comprehensive income

ESOP shares released                                                                242             319

Amortization of deferred compensation
    of Management Recognition Plan                                                                   26

Shares issued under stock option plan                               677

Purchase of common stock for
    treasury                                         (1)         (1,054)

Dividends declared (Note 5)
                                               --------------------------------------------------------

Balance at June 30                             $     68        $ 53,590        $ (2,494)       $    (56)
                                               ========================================================


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)


--------------------------------------------------------------------------------

                                                                     2002                                 2001
                                                 ----------------------------------------------       -------------
                                                   Net Unrealized
                                                 gains (losses) on                    Total              Total
                                                  available-for-     Retained      Stockholders'      Stockholder's
                                                  sale securities    Earnings         Equity             Equity
                                                  ---------------    --------         ------             ------

Balance at January 1                                   $763           $59,359         $111,021           $99,473

Comprehensive income:
     Net income                                                        11,426           11,426             5,641
     Change in unrealized gains (losses)
          net of income taxes of ($1,237)             2,411                              2,411               499
                                                                                         -----              ----
Total comprehensive income                                                              13,837             6,140

ESOP shares released                                                                       561               411

Amortization of deferred compensation
    of Management Recognition Plan                                                          26                58

Shares issued under stock option plan                                                      677                97

Purchase of common stock for
    treasury                                                           (1,184)          (2,239)             (669)

Dividends declared (Note 5)                                            (1,695)          (1,695)           (1,560)
                                                     ------------------------------------------         --------

Balance at June 30                                   $3,174           $67,906         $122,188          $103,950
                                                     =========================================          ========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                                               (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                          Six Months
                                                                         Ended June 30,
                                                                     2002            2001
                                                                     --------------------
Operating Activities
Net income                                                        $  11,426        $   5,641
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                          738              387
     Provision for depreciation                                         822              788
     Net securities amortization                                        220               11
              Amortization of mortgage servicing rights                 265              373
     Net impairment of mortgage servicing rights                        264               --
     Amortization of goodwill                                            --              155
     Net impairment of goodwill                                         438               --
     Gain on sale of loans                                           (1,075)          (1,302)
     Gain on sale of discontinued operations                        (16,912)              --
     Amortization of Management Recognition Plan
         deferred compensation                                           26               58
     Release of ESOP Shares                                             561              411
     Net securities losses                                               15               61
     Deferred federal income tax credit                                (187)             (59)
     Proceeds from sale of loans                                     55,120           76,856
     Origination of mortgage servicing rights, net                     (919)            (762)
     Origination of loans held for sale                             (53,983)         (76,048)
     Increase in interest receivable and other assets                (3,772)            (586)
     Increase in other liabilities                                    3,062              212
     Decrease in assets held for sale                                   470            1,051
     Decrease in liabilities held for sale                             (405)            (143)
     Increase in assets of discontinued operations                   (5,418)          (7,032)
     Decrease in liabilities of discontinued operations             (35,166)         (69,508)
                                                                  ---------        ---------
Net cash provided by operating activities                           (44,410)         (69,436)
Investing Activities
Proceeds from maturities of held-to-maturity securities                 934              896
Proceeds from maturities of available-for-sale securities             3,595            2,915
Proceeds from sale of available-for-sale securities                     423            1,894
Proceeds from sales of real estate and
   other assets held for sale                                           236              158
Proceeds from sales of office properties and equipment                   --               27
Proceeds from sale of discontinued operations                       367,921               --
Purchases of available-for-sale securities                         (169,398)          (2,535)
Purchases of Federal Home Loan Bank stock                              (376)            (553)
Purchases of office properties and equipment                           (987)            (371)
Net (increase) decrease in loans receivable                         (16,920)           4,415
                                                                  ---------        ---------
Net cash provided by investing activities                           185,428            6,846


                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)


--------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                                      June 30,
                                                                2002            2001
                                                                ----            ----
Financing Activities
Net increase (decrease) in deposits                           (10,937)         33,334
Repayment of Federal Home Loan Bank long-term advances        (25,110)           (255)
Repayment of term notes payable                                   (19)            (18)
Net decrease in Federal Home Loan Bank
     short-term advances                                      (40,000)        (56,750)
Net increase (decrease) from short-term line of credit        (18,250)          4,600
Proceeds from Federal Home Loan Bank long term notes               --          90,000
Purchase of common stock for treasury                          (2,239)           (669)
Cash dividends paid                                            (1,695)         (1,560)
Proceeds from exercise of stock options                           677              97
                                                             --------        --------
Net cash used in financing activities                         (97,573)         68,779
                                                             --------        --------
Increase in cash and cash equivalents                          43,445           6,189
Cash and cash equivalents at beginning of period               38,100          22,002
                                                             --------        --------

Cash and cash equivalents at end of period                   $ 81,545        $ 28,191
                                                             ========        ========

Supplemental cash flow information:
Interest paid                                                $ 10,872        $ 14,239
                                                             ========        ========
Income taxes paid                                            $  5,756        $  3,440
                                                             ========        ========
Transfers from loans to real estate
     and other assets held for sale                          $    435        $    161
                                                             ========        ========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities           $ (1,237)       $   (384)
                                                             ========        ========
Noncash investing activities:
Increase (decrease) in net unrealized gain or loss on
     available-for-sale securities                           $  3,648        $    883
                                                             ========        ========
Noncash financing activities:
Cash dividends declared but not paid                         $    848        $    778
                                                             ========        ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2002 and 2001)

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

     The accompanying consolidated condensed financial statements as of June 30, 2002 and for the six-month period ending June 30, 2002 and 2001 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. For the purposes of these statements, operations of The Leader are reported in results of discontinued operations and all prior time periods presented have been restated to reflect The Leader's operations as discontinued operations. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in
     First Defiance's 2001 annual report on Form 10-K for the year ended December 31, 2001. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of continuing operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

                         FIRST DEFIANCE FINANCIAL CORP.

        Notes to Consolidated Condensed Financial Statements (continued)
                      (Unaudited at June 30, 2002 and 2001)

--------------------------------------------------------------------------------
3.   Discontinued Operations

     On April 1, 2002, First Defiance completed the sale of The Leader to US Bancorp. Discontinued operations as reported include the operating results of The Leader for the periods owned, the gain realized by the Company from the sale of The Leader, net of all expenses of the sale, and the cost to the Company for early payment of certain Federal Home Loan Bank (FHLB) advances. The components of discontinued operations are as follows (all shown net of tax, in thousands):

                                                    Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
                                                         --------                      --------
                                                    2002           2001          2002           2001
                                                    ----           ----          ----           ----

     Operations of The Leader                          --        $ 1,139       $ 2,015        $ 3,244
     Gain from sale of The Leader                   7,682             --         7,682             --
     Cost to terminate financing associated
            with discontinued operations             (350)            --          (350)            --
                                                  -------        -------       -------        -------
                                                  $ 7,332        $ 1,139       $ 9,347        $ 3,244
                                                  =======        =======       =======        =======

4.   Change in Accounting Method

     On January 1, 2002, First Defiance adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. As required by FAS No. 142, goodwill is no longer amortized into the income statement over an estimated life but rather is tested at least annually for impairment based on specific guidance included in FAS No. 142. Based on an impairment test performed as of January 1, 2002, the Company determined that a portion of previously recorded goodwill related to its First
     Insurance business unit was impaired. The amount of impairment as of January 1, 2002, which was $238,000 or $194,000 after tax, is reflected in the financial statements as an adjustment for the cumulative effect of an accounting change.

     During the quarter ended March 31, 2002, management reached a settlement with the former shareholders of one of the agencies acquired to form First Insurance related to an earn-out provision of the original purchase agreement. The payment of $200,000 was recorded as additional goodwill for First Insurance and was considered impaired. This $200,000 impairment adjustment is reported as an operating cost by First Defiance in the 2002 first quarter. The balance of goodwill recorded at First Insurance totals $3,569,000 at June 30, 2002.

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2002 and 2001)


--------------------------------------------------------------------------------

4.   Change in Accounting Method (continued)

     Results from continuing operations for the three and six months ended June 30, 2001 include goodwill amortization expense of $79,000 and $155,000, respectively. Had FAS No. 142 been in effect for that period, the Company would have reported income from continuing operations of $1,510,000 for the three months ended June 30, 2001 and $2,522,000 for the six months ended June 30, 2001. This amount was determined as follows (in thousands, except for earnings-per-share amounts):

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                      June 30,
                                                                 --------                      --------
                                                            2002           2001            2002         2001
                                                            ----           ----            ----         ----

     Reported income from continuing operations            $ 1,386       $   1,447       $ 2,273      $   2,397
     Add back: Goodwill amortization                            --              79            --            155
     Deduct: Tax benefit from deductible goodwill               --             (15)           --            (30)
                                                           -------       ---------       -------      ---------
     Adjusted income from continuing operations              1,386           1,511         2,273          2,522

     Basic earnings per share:
        Reported income from continuing operations         $                   .22          $.22      $ .35$.37
        Add back: Goodwill amortization                         --             .01            --            .02
        Deduct: Tax benefit from deductible goodwill            --              --            --             --
                                                           -------       ---------       -------      ---------
        Adjusted income from continuing operations         $   .22       $     .23       $   .35      $     .39

     Diluted earnings per share:
        Reported income from continuing operations         $   .21       $     .22       $   .34      $     .37
        Add back: Goodwill amortization                         --             .01            --            .02
        Deduct: Tax benefit from deductible goodwill            --              --            --             --
                                                           -------       ---------       -------      ---------
        Adjusted income from continuing operations         $   .21       $     .23       $   .34      $     .39


5.   Dividends on Common Stock

     As of June 30, 2002, First Defiance had declared a quarterly cash dividend of $.13 per share for the first quarter of 2002, payable July 26, 2002.

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2002 and 2001)

--------------------------------------------------------------------------------
6.   Earnings Per Share

     Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2002 and 2001. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and six-months ended June 30, 2002 and 2001, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

     The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                        Three Months Ended         Six Months Ended
                                                            June 30,                   June 30,
                                                            --------                   --------
                                                        2002         2001         2002         2001
                                                        ----         ----         ----         ----

       Numerator for basic and diluted
         earnings per share - net income               $1,386       $1,447       $2,273       $2,397
                                                       ======       ======       ======       ======
       Denominator:
         Denominator for basic earnings per
           share - weighted average shares              6,418        6,394        6,426        6,381
         Effect of dilutive securities:
           Employee stock options                         257          177          228          144
           Unvested Management Recognition
               Plan stock                                  14           32           18           46
                                                       ------       ------       ------       ------
         Dilutive potential common shares                 271          209          246          190
                                                       ------       ------       ------       ------
         Denominator for diluted earnings
           per share - adjusted weighted average
           shares and assumed conversions               6,689        6,603        6,672        6,571
                                                       ======       ======       ======       ======
       Basic earnings per share                        $  .22       $  .22       $  .35       $  .37
                                                       ======       ======       ======       ======
       Diluted earnings per share                      $  .21       $  .22       $  .34       $  .37
                                                       ======       ======       ======       ======

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2002 and 2001)

--------------------------------------------------------------------------------

7.   Investment Securities

     The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

                                                                                    June 30, 2002
                                                                ---------------------------------------------------
                                                                                 Gross        Gross
                                                                Amortized      Unrealized   Unrealized        Fair
                                                                   Cost           Gains       Losses          Value
                                                                ---------------------------------------------------
Available-for-Sale Securities:
     U.S. Treasury securities and obligations
        of U.S. Government corporations and
        agencies                                                 $ 119,342       $ 3,289      $   7        $ 122,624
     Corporate bonds                                                30,739           692         59           31,372
     Adjustable rate mortgage-backed security
        mutual funds                                                 2,109            --         55            2,054
     Adjustable rate mortgage-backed securities                      3,695            71         27            3,739
     Collateralized mortgage obligations                            27,546           296         --           27,842
     Trust preferred stock                                           4,000            42         42            4,000
     Equity securities                                                  70             7         --               77
     Obligations of state and political subdivisions                25,209           631         42           25,798
                                                                  --------------------------------------------------
     Totals                                                       $212,710       $ 5,028      $ 232        $ 217,506
                                                                  ==================================================

Held-to-Maturity Securities:
     FHLMC certificates                                          $   1,272       $    25      $   3        $   1,294
     FNMA certificates                                               1,998            25         28            1,995
     GNMA certificates                                                 724            24         --              748
     Obligations of state and political subdivisions                   630           117         --              747
                                                                 ---------------------------------------------------
     Totals                                                      $   4,624       $   191      $  31        $   4,784
                                                                 ===================================================


                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2002 and 2001)

--------------------------------------------------------------------------------

7.  Investment Securities (continued)

                                                                                    December 31, 2001
                                                                 --------------------------------------------------
                                                                                  Gross        Gross
                                                                 Amortized     Unrealized   Unrealized        Fair
                                                                    Cost          Gains       Losses          Value
                                                                 --------------------------------------------------
Available-for-Sale Securities:
     U.S. Treasury securities and obligations
        of U.S. Government corporations and
        agencies                                                 $  17,708       $   905      $  --        $  18,613
     Corporate bonds                                                 9,322           294         --            9,616
     Adjustable rate mortgage-backed security
        mutual funds                                                 2,548            --         70            2,478
     Adjustable rate mortgage-backed securities                      4,134            52         71            4,115
     Collateralized mortgage obligations                             3,546            69         16            3,599
     Trust preferred stock                                           2,000            12         80            1,932
     Equity securities                                                  70            17         --               87
     Obligations of state and political subdivisions                 8,216           131         96            8,251
                                                                  --------------------------------------------------
     Totals                                                      $  47,544        $1,480      $ 333        $  48,691
                                                                  ==================================================

Held-to-Maturity Securities:
     FHLMC certificates                                          $   1,690        $   25      $  25        $   1,690
     FNMA certificates                                               2,389            26         52            2,363
     GNMA certificates                                                 871            22         --              893
     Obligations of state and political subdivisions                   630           102         --              732
                                                                 ---------------------------------------------------
     Totals                                                      $   5,580        $  175      $  77        $   5,678
                                                                 ===================================================

                         FIRST DEFIANCE FINANCIAL CORP.

        Notes to Consolidated Condensed Financial Statements (continued)
                      (Unaudited at June 30, 2002 and 2001)

--------------------------------------------------------------------------------
8.   Loans

     Loans receivable and held for sale consist of the following (in thousands):

                                                                   June 30,     December 31,
                                                                     2002           2001
                                                                     ----           ----
       Real Estate:
                One-to-four family residential                     $165,072       $167,738
                Construction                                          8,977          7,875
                Non-residential and multi-family real estate        191,471        174,052
                                                                   --------       --------
                                                                    365,520        349,665
       Other Loans:
                Commercial                                           80,844         83,690
                Consumer finance                                     39,279         40,739
                Home equity and improvement                          43,990         36,179
                                                                   --------       --------
                                                                    164,113        160,608
                                                                   --------       --------
       Total real estate and other loans                            529,633        510,273
       Deduct:
                Loans in process                                      6,028          2,888
                Net deferred loan origination fees and costs          1,079          1,024
                Allowance for loan loss                               7,028          6,548
                                                                   --------       --------
                Totals                                             $515,498       $499,813
                                                                   ========       ========

     Changes in the allowance for loan losses were as follows:


                                                              Three Months ended         Six Months ended
                                                                    June 30,                  June 30,
                                                               2002         2001         2002         2001
                                                               ----         ----         ----         ----

       Balance at beginning of period                         $6,933       $6,367       $6,548       $6,331
       Provision for loan losses                                 156          252          738          387
       Charge-offs:
           One to four family residential real estate             15           26           64           26
           Non-residential and multi-family real estate           20           31           74           31
           Consumer finance                                       93          151          240          300
                                                              ------       ------       ------       ------
       Total charge-offs                                         128          208          378          357
       Recoveries                                                 67           69          120          119
                                                              ------       ------       ------       ------
       Net charge-offs                                            61          139          258          238
                                                              ------       ------       ------       ------
       Ending allowance                                       $7,028       $6,480       $7,028       $6,480
                                                              ======       ======       ======       ======

                         FIRST DEFIANCE FINANCIAL CORP.

                      (Unaudited at June 30, 2002 and 2001)

--------------------------------------------------------------------------------
9.   Deposits

     A summary of deposit balances is as follows (in thousands):

                                                        June 30,    December 31,
                                                          2002         2001
                                                          ----         ----
         Non-interest-bearing checking accounts        $ 32,388      $ 25,428
         Interest-bearing checking accounts              39,949        35,304
         Savings accounts                                39,766        36,952
         Money market demand accounts                   125,657       114,253
         Certificates of deposit                        364,236       402,911
                                                       --------      --------
                                                       $601,996      $614,848
                                                       ========      ========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

General
-------
First Defiance is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance"). Effective April 1, 2002, The Leader Mortgage Company, LLC ("The Leader), a mortgage banking subsidiary of First Federal was sold to US Bancorp and its operating results are reported as discontinued operations. First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the areas in which its offices are located. First Federal's traditional banking activities include originating and servicing residential, commercial and consumer loans; providing a broad range of depository services; and providing trust services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. First Insurance is an insurance agency that does business in the Defiance, Ohio area. First Insurance offers property and casualty, life insurance, group and individual health insurance, and investment products.

First Defiance also invests in U.S. Treasury and federal government agency obligations, money market mutual funds which are comprised of U.S. Treasury obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, corporate bonds, and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $4.6 million at June 30, 2002. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $217.5 million at June 30, 2002. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($122.6 million), corporate bonds ($31.4 million), certain municipal obligations ($25.8 million), CMOs and REMICs ($27.9 million), mortgage backed securities ($3.7 million), preferred stock and other equity investments ($4.0 million) and adjustable-rate mortgage backed security mutual funds ($2.1 million). In accordance with FAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $4.8 million at June 30, 2002, or $3.1 million after considering the related deferred tax liability.

First Defiance's investment portfolio increased substantially from December 31, 2001 and March 31, 2002 amounts as proceeds from the sale of The Leader were reinvested in investment securities. In addition, at June 30, 2002 First
Defiance also had $62.3 million deposited in interest-bearing depository accounts. These liquid funds are also a result of the sale of The Leader.

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes deposit and loan servicing fees, gains on sales of mortgage loans, and insurance commissions. First Defiance's earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, amortization and impairment of mortgage servicing rights and miscellaneous other expenses, as well as federal income tax expense.

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

Changes in Financial Condition
------------------------------
At June 30, 2002, First Defiance's total assets, deposits and stockholders' equity amounted to $880.3 million, $602.0 million and $122.2 million, respectively, compared to $1.133 billion, $614.8 million and $111.0 million, respectively, at December 31, 2001. Total assets of discontinued operations, included in total assets at December 31, 2001, were $488.5 million. The discussion below focuses only on assets and liabilities from continuing operations.

Net loans receivable increased to $515.5 million at June 30, 2002 from $499.8 million at December 31, 2001. The increase in loans receivable occurred primarily in non-residential and multi-family real estate loans, which increased $17.4 million to $191.5 million and home equity and improvement loans, which increased $7.8 million to $44.0 million. The increase was partially offset by a $2.7 million decline in one-to-four family residential loans to $165.1 million and a $2.8 million decline in commercial loans to $80.8 million.

The investment portfolio increased to $222.1 million at June 30, 2002 from $54.3 million at December 31, 2001. Approximately $168.9 million of the proceeds from the sale of The Leader were used to purchase securities in the investment portfolio. At June 30, 2002 there were approximately $62.3 million of interest-bearing deposits held at financial institutions. These funds will be redeployed into higher earning investments as interest rates rise or will be used to liquidate $37.5 million of brokered certificates of deposit which are scheduled to mature over the next 12 months and which will not be renewed.

Deposits decreased from $614.8 million at December 31, 2001 to $602.0 million as of June 30, 2002. Certificates of deposit balances declined by $38.7 million to $364.2 million at June 30, 2002, from $402.9 million at December 31, 2001. This decrease was the result of a $35.3 million decrease in brokered certificates of deposit and a $3.4 million decrease in certificates of deposit originated through First Federal's branch network. The decline in certificate of deposit balances was partially offset by a $11.4 million increase in money market demand accounts, to $125.7 million at June 30, 2002 from $114.3 million at December 31, 2001, and a $11.6 million increase in interest and non-interest bearing checking accounts, to $72.3 million at June 30, 2002 from $60.7 million at December 31, 2001. The Company has focused on increasing its lower cost core deposits, and at the same time has been less aggressive in retaining higher cost CDs during 2002 due to the sale of The Leader early in April, 2002.

Additionally, FHLB advances and notes payable decreased to $131.2 million and $2.4 million, respectively, at June 30, 2002 from $196.3 million and $20.7 million, respectively, at December 31, 2001. The proceeds from the sale of The Leader were used to pay down all short term advances from the FHLB and notes payable as well as $25 million of fixed rate long term FHLB advances that were retired early.

Average Balances, Net Interest Income and Yields Earned and Rates Paid
----------------------------------------------------------------------
The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received on FHLB stock are included as interest income. The table does not reflect any effect of income taxes. All average balances are based upon daily balances. The average balance sheets and income statements have been adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. The average balance of FHLB advances for this yield analysis does not include those advances which were used to finance The Leader's operations. The interest-bearing liabilities reflect only those funds attributable to First Defiance's continuing operations.

                                                                      Three Months Ended June 30,
                                           --------------------------------------------------------------------------------
                                                              2002                                     2001
                                           -------------------------------------      -------------------------------------
                                            Average                       Yield       Average                         Yield
                                            Balance         Interest      Rate(1)     Balance        Interest        Rate(1)

Interest-earning assets:
   Loans receivable                        $  511,238      $    9,081       7.12%    $  526,193      $   11,054        8.43%
   Securities                                 188,361           2,424       5.16         59,688             917        6.17
   Interest-earning deposits                   96,337             409       1.70         16,906             149        3.54
   FHLB stock and other                        34,580             285       3.31         15,530             282        7.28
                                           ----------      ----------                ----------      ----------
   Total interest-earning assets              830,516          12,199       5.89        618,317          12,402        8.05
Non-interest-earning assets
   (including assets of discontinued
    operations)                                54,620                                   447,456
                                           ----------                                ----------
   Total assets                            $  885,136                                $1,065,773
                                           ==========                                ==========
Interest-bearing liabilities (3):
   Deposits                                $  574,461      $    4,461       3.11%    $  446,262      $    5,394        4.85%
   FHLB advances and other                    131,472           1,690       5.16         93,794           1,167        4.99
   Notes payable                                2,430              38       6.27         18,806             279        5.95
                                           ----------      ----------       ----     ----------      ----------        ----

   Total interest-bearing liabilities         708,363           6,189       3.50        558,862           6,840        4.91
Non-interest bearing deposits                  33,559              --                    35,210              --
                                           ----------      ----------                ----------      ----------
Total including non-interest bearing
   demand deposits                            741,922           6,189       3.35        594,072           6,840        4.61
Other non-interest-bearing liabilities
   (including liabilities of
    discontinued operations)                   24,048                                   368,754
                                           ----------                                ----------
   Total liabilities                          765,970                                   962,826
Stockholders' equity                          119,166                                   102,947
                                           ----------                                ----------
   Total liabilities and stock-
      holders' equity                      $  885,136                                $1,065,773
                                           ==========                                ==========
Net interest income; interest
   rate spread                                             $    6,010       2.39%                    $    5,562        3.14%
                                                           ==========       ====                     ==========        ====
Net interest margin (2)                                                     2.90%                                      3.61%
                                                                            ====                                       ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                               117%                                       111%
                                                                            ====                                       ====

------------------------------------------
(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.
(3)  This analysis does not reflect borrowings to fund discontinued operations.



                                                                      Six Months Ended June 30,
                                           --------------------------------------------------------------------------------
                                                              2002                                     2001
                                           -------------------------------------      -------------------------------------
                                            Average                       Yield       Average                         Yield
                                            Balance         Interest      Rate(1)     Balance        Interest        Rate(1)

Interest-earning assets:
   Loans receivable                        $  503,955      $   18,041       7.22%    $  527,269      $   22,348        8.55%
   Securities                                 120,930           3,175       5.29         59,863           1,860        6.27
   Interest-earning deposits                   54.972             427       1.57          9,815             210        4.31
   FHLB stock and other                        25,444             466       3.69         15,392             554        7.26
                                           ----------      ----------                ----------      ----------
   Total interest-earning assets              705,301          22,109       6.32        612,339          24,972        8.22
Non-interest-earning assets
   (including assets of discontinued
    operations)                               312,319                                   444,950
                                           ----------                                ----------
   Total assets                            $1,017,620                                $1,057,289
                                           ==========                                ==========
Interest-bearing liabilities (3):
   Deposits                                $  535,478      $    8,389       3.16%    $  443,943      $   11,161        5.07%
   FHLB advances and other                     69,585           1,774       5.14         96,753           2,544        5.30
   Notes payable                               11,930             227       3.84         17,831             587        6.64
                                           ----------      ----------       ----     ----------      ----------
   Total interest-bearing liabilities         616,993          10,390       3.40        558,527          14,292        5.16
Non-interest bearing deposits                  30,849              --                    33,378              --
                                           ----------      ----------                ----------      ----------
Total including non-interest bearing
   demand deposits                            647,842          10,390       3.23        591,905          14,292        4.87
Other non-interest-bearing liabilities
   (including liabilities of
    discontinued operations)                  254,152                                   363,577
                                           ----------                                ----------
   Total liabilities                          901,994                                   955,482
Stockholders' equity                          115,626                                   101,807
                                           ----------                                ----------
   Total liabilities and stock-
      holders' equity                      $1,017,620                                $1,057,289
                                           ==========                                ==========
Net interest income; interest
   rate spread                                             $   11,719       2.92%                    $   10,680        3.06%
                                                           ==========       ====                     ==========        ====
Net interest margin (2)                                                     3.35%                                      3.52%
                                                                            ====                                       ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                               114%                                      110%
                                                                            ====                                       ====

-------------------------------------------
(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.
(3)  This analysis does not reflect borrowings to fund discontinued operations.

Results of Operations
---------------------

On April 1, 2002, First Defiance completed the sale of The Leader to US Bancorp. As a result of this sale, management has included the operating results for The Leader in discontinued operations for all periods presented. Also included in discontinued operations is the $7.7 million gain realized from the sale of The Leader and the cost associated with early payment penalties incurred in retiring certain FHLB advances which were used to fund operations of The Leader. See Note 3 to the Consolidated Condensed Financial Statements filed with this Form 10-Q.

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

On a consolidated basis, First Defiance had net income of $8.7 million or $1.30 per share for the three months ended June 30, 2002 compared to $2.6 million or $0.39 per share in 2001. Income from continuing operations totaled $1.39 million or $0.21 per share for the 2002 second quarter, down slightly from $1.45 million or $0.22 per share in the same period in 2001.

Net Interest Income. Net interest income from continuing operations for the quarter ended June 30, 2002 was $5.7 million compared to $5.3 million for the same period in 2001. Net interest margin for the 2002 second quarter was 2.90% compared to 3.61% for the same period in 2001.

Total interest income from continuing operations decreased by $206,000 from $12.1 million for the three months ended June 30, 2001 to $11.9 million for the three months ended June 30, 2002. Interest on loans decreased $2.0 million to $9.1 million in the second quarter of 2002 from $11.1 million in the second quarter of 2001. The decrease in interest from loans was due to a reduction in both the average balance of loans outstanding and the yields on those loans between the second quarter of 2001 and the second quarter of 2002. The reduction in loan balances is attributable to a reduction in the balance of mortgage loans outstanding, from $203.4 million at June 30, 2001 to $165.1 million at June 30, 2002 as loans refinanced out of the Company's portfolio were sold into the secondary market. Growth in First Defiance's commercial loan and commercial real estate loan portfolios, from $246.2 million at June 30, 2001 to $272.3 million at June 30, 2002 offset some of the loss in mortgage loan balances. The yield on First Defiance's loan portfolio declined from 8.43% for the three months ended June 30, 2001 to 7.12% for the same period in 2002 because of falling interest rates over that time period.

Interest earnings from the investment portfolio and interest-earning deposits increased $1.8 million to $2.8 million for the three months ended June 30, 2002 compared to $1.0 million for the same period in 2001. The increase is due to the proceeds received from the sale of The Leader. The average balance of securities for the 2002 second quarter increased to $188.4 million from $60.0 million for the same period in 2001. In addition, First Defiance held an average of $96.3 million in overnight or interest-earning deposit accounts for the three months ended June 30, 2002 as The Leader sale proceeds were not fully invested.

Interest expense from continuing operations decreased by $651,000, to $6.2 million for the first quarter of 2002 compared to $6.8 million for the same period in 2001. The decrease is due primarily to a 141 basis point decrease in the average cost of interest-bearing liabilities, from 4.91% for the first quarter of 2001 to 3.50% in the first quarter of 2002. The average balances of interest-bearing liabilities increased $149.5 million from $558.9 million first quarter of 2001 to $708.4 million in the first quarter of 2002. The average balance sheets and income statements have been adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. Therefore, the average interest-bearing liabilities reflect only those funds attributable to First Defiance's continuing operations.

Provision for Loan Losses. The provision for loan losses decreased $96,000, to $156,000 for the three-months ended June 30, 2002 from $252,000 during the same period in 2001. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. The decrease in the provision for loan losses for the second quarter of 2002 compared to the same period in 2001 is a function of the required allowance for loan loss balances and net charge-offs recognized in these periods. Management believes the balance of the allowance for loan losses is appropriate.

Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                            June 30,       December 31,
                                                             2002             2001
                                                             ----             ----
      Non-accrual loans                                    $   3,052        $   2,255
      Loans over 90 days past due and still accruing              --               --
                                                           ---------        ---------
      Total non-performing loans                               3,052            2,255
      Real estate owned (REO)                                    335              136
                                                           ---------        ---------
      Total non-performing assets                          $   3,387        $   2,391
                                                           =========        =========

      Allowance for loan losses as a
          percentage of total loans                             1.35%            1.29%
      Allowance for loan losses as a
          percentage of non-performing assets                 207.50%          273.86%
      Allowance for loan losses as a
          percentage of  non-performing loans                 230.28%          290.38%
      Total non-performing assets as a percentage
          of total assets from continuing operations            0.38%            0.37%
      Total non-performing loans as a
          percentage of total loans                             0.59%            0.45%


Of the $3.1 million in non-accrual loans, $2.2 million were commercial loans or non-residential real estate loans and $813,000 were residential mortgage loans. The allowance for loan losses at June 30, 2002 was $7.0 million compared to $6.5 million at both June 30, 2001 and December 31, 2001. For the quarter ended June 30, 2002, First Defiance charged off $128,000 of loans against its allowance and realized recoveries of $67,000 from loans previously charged off. During the same quarter in 2001, First Defiance charged off $208,000 in loans and realized recoveries of $69,000.

Non-Interest Income. Non-interest income increased $140,000 in the second quarter of 2002, to $2.7 million for the quarter ended June 30, 2002 from $2.6 million for the same period in 2001. Individual components of non-interest income are as follows:

Service Fees. Loan and deposit fees increased $212,000 to $955,000 for the quarter ended June 30, 2002 from $743,000 for the quarter ended June 30, 2001. Increases occurred primarily in loan servicing fees on sold loans, debit card interchange fees, which is a result of a marketing program to promote the use of debit cards, and an increase in checking NSF fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $104,000 to $827,000 in the second quarter of 2002 from $723,000 in the same period of 2001. Increases occurred in the property and casualty lines as well as income from the sale of securities and annuities.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, gain on sale of loans, and other miscellaneous charges, decreased to $955,000 for the quarter ended June 30, 2002 from $1,129,000 for the same period in 2001. This decrease is due primarily to a reduction of gain on sale of loans, which is a result of the slowdown in refinance activity in the 2002 second quarter compared to the same period in 2001.

Non-Interest Expense. Total non-interest expense increased $860,000 to $6.3 million for the quarter ended June 30, 2002 from $5.5 million for the same period in 2001. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $483,000 to $3.49 million for the quarter ended June 30, 2002 from $3.01 million for the same period in 2001. The increase was the result an increase in total workforce of approximately 10% between June 30, 2001 and June 30, 2002, cost of living and merit increases for existing employees which averaged approximately 4%, higher level of sales commissions at First Insurance due to higher commission premium income and a $77,000 increase in the estimated cost of First Defiance's self-insured group health insurance plan.

Amortization and Impairment of Mortgage Servicing Rights. Amortization of mortgage servicing rights ("MSRs") totaled $137,000 in the 2002 second quarter compared to $241,000 in the 2001 second quarter. Impairment in the amount of $168,000 was recognized in the second quarter of 2002 as a result of falling interest rates during the 2002 second quarter which negatively impacted the MSRs market value. There was no impairment recognized in the second quarter of 2001. First Defiance has a total impairment reserve of $1.1 million recorded against its $3.4 million servicing portfolio at June 30, 2002. That portfolio represents approximately 4,000 loans with unpaid balances of approximately $265.0 million. While First Defiance exited the mortgage banking business on the national level with the sale of The Leader, it continues to service mortgage loans originated through its First Federal community banking center network and sold into the secondary market.

Amortization of Goodwill. First Defiance is no longer required to recognize goodwill amortization as an expense. Such amortization totaled $79,000 in the second quarter of 2001. (See Note 4 to the Consolidated Condensed Financial Statements).

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) increased to $2.5 million for the quarter ended June 30, 2002 from $2.1 million for the same period in 2001.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 30.46% for the quarter ended June 30, 2002 compared to 33.38% for the same period in 2001. The reduction in the effective tax rate is a result of investing approximately $26.5 million in municipal securities which are exempt from federal tax. As a result of the above factors, income from continuing operations for the quarter ended June 30, 2002 was $1.39 million compared to $1.45 million for the comparable period in 2001. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 2002 from continuing operations were each $0.22 and $.21, respectively, compared to $0.22 and $0.22, respectively, for the quarter ended June 30, 2001.

Discontinued Operations. Income from discontinued operations for the 2002 second quarter totaled $7.3 million or $1.09 per diluted share. It was comprised primarily of a $7.7 million after-tax gain recognized from the sale of The Leader and an after-tax charge of $350,000 resulting from the payment of $539,000 of prepayment penalties on certain FHLB advances that were retired early. Those advances were used to fund a portion of The Leader's operations. Discontinued operations from the 2001 period were $1.1 million or $0.17 per share and include the net income earned by The Leader prior to the sale.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

On a consolidated basis, First Defiance had net income of $11.4 million or $1.71 per share for the six months ended June 30, 2002 compared to $5.6 million or $0.86 per share in 2001. Net income before the cumulative effect of a change in accounting for goodwill was $11.6 million, or $1.74 per share for the six months ended June 30, 2002 and income from continuing operations totaled $2.3 million or $0.34 per share for 2002 six month period, down slightly from $2.4 million or $0.37 per share for the same period in 2001.

Because the continuing operations of First Defiance do not reflect the reinvestment of any of the proceeds from the sale of The Leader for the first three months of 2002, management does not believe the results of continuing operations for the first six months of 2002 accurately represent what the results of First Defiance will be on a going-forward basis. See the Pro Forma Income statement section of Management's Discussion and Analysis.

Net Interest Income. Net interest income from continuing operations for the six months ended June 30, 2002 was $11.3 million compared to $10.1 million for the same period in 2001. Net interest margin for the 2002 second quarter was 3.35% compared to 3.52% for the same period in 2001.

Total interest income from continuing operations decreased $2.8 million from $24.4 million for the six months ended June 30, 2001 to $21.6 million for the six months ended June 30, 2002. Interest on loans decreased $4.3 million to $18.0 million in the second quarter of 2002 from $22.3 million in the second quarter of 2001. The decrease in interest from loans was due to a reduction in both the average balance of loans outstanding and the yields on those loans between the first half of 2001 and the first half of 2002. The year to date average balance of loans decreased $23.3 million to $504.0 million in the 2002 period from $527.3 in 2001. The decrease is due to the decrease in the year to date average balance of mortgage loans, a result of heavy refinance activity over the period. The yield on First Defiance's loan portfolio declined from 8.55% for the six months ended June 30, 2001 to 7.22% for the same period in 2002 because of falling interest rates over that time period.

Interest earnings from the investment portfolio and interest-earning deposits increased $1.5 million to $3.6 million for the six months ended June 30, 2002 compared to $2.1 million for the same period in 2001. The increase is due to the reinvestment of the proceeds received from the sale of The Leader. The average balance of securities for the six-month period in 2002 increased to $175.9 million from $69.7 million for the same period in 2001.

Interest expense from continuing operations decreased by $3.9 million, to $10.4 million for the first six months of 2002 compared to $14.3 million for the same period in 2001. The decrease is due primarily to a 176 basis point decrease in the average cost of interest-bearing liabilities, from 5.16% for the first half of 2001 compared to 3.40% in the first half of 2002. The average balances of interest-bearing liabilities increased $58.5 million from $558.5 million in the first six months of 2001 compared to $617.0 million in the same period of 2002. The average balance sheet and income statement have been adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. Therefore, the average interest-bearing liabilities reflect only those funds necessary for First Defiance's continuing operations.

Provision for Loan Losses. The 2002 provision for loan losses totaled $738,000, an increase of $351,000 from the 2001 provision. That increase was due both to the continued change in mix in the loan portfolio from mortgage loans to commercial loans and commercial real estate loans, and an increase in non-performing mortgage loans during the 2002 first quarter. The status of the mortgage loans improved during the 2002 second quarter. First Defiance charged off $378,000 of loans against its allowance for loan losses for the six-month period ended June 30, 2002 and realized recoveries of $120,000 from loans previously charged off. During the same period in 2001, First Defiance charged off $357,000 in loans and realized recoveries of $119,000.

Non-Interest Income. Non-interest income increased $411,000 in the first six months of 2002, to $5.2 million from $4.8 million for the same period in 2001. Individual components of non-interest income are as follows:

Service Fees. Loan and deposit fees increased $372,000 to $1.8 million for the six months ended June 30, 2002 from $1.4 million for the six months ended June 30, 2001. Increases occurred primarily in loan servicing fees on sold loans, commercial loan fees, debit card interchange fees, and NSF fees.

Insurance and Investment Sales Commissions. Insurance and investment sales commission income increased $254,000 to $1.7 million in the first half of 2002 from $1.5 million in the same period of 2001. Increases occurred in the property and casualty lines as well as income from the sale of securities and annuities. Insurance commissions also include $84,000 related to the placement of force-placed insurance for The Leader. This portion of First Insurance's income is not recurring with the sale of The Leader. First Insurance also incurred $67,000 of related expense associated with the force-placed insurance which also will not be recurring.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, gain on sale of loans, and other miscellaneous charges, decreased to $1.7 million for the six months ended June 30, 2002 from $1.9 million for the same period in 2001. This decrease is due primarily to a reduction of gain on sale of loans, which is a result of slightly lower levels of refinance activity in the first half of 2002 compared to 2001.

Non-Interest Expense. Total non-interest expense increased $1.4 million to $12.3 million for the six months ended June 30, 2002 from $10.9 million for the same period in 2001. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $835,000 to $6.8 million year to date in 2002 from $6.0 million for the same period in 2001. This increase was the due a 10% increase in the overall size of staff, merit and cost of living increases which were approximately 4% on average, higher sales commission expense at First Insurance and higher group health insurance costs.

Amortization and Impairment of Mortgage Servicing Rights. Amortization of MSRs totaled $265,000 in the six months ended June 30, 2002 compared to $373,000 in the same period of 2001. Impairment in the amount of $264,000 was recognized in the first half of 2002. There was no impairment recognized in the first half of 2001. Impairment results from a decline in the market value of MSRs principally due to falling interest rates

Amortization of Goodwill. During 2002, First Defiance adopted the provisions of FAS No. 142, Goodwill and Other Intangible Assets. As required under the standard, management evaluated goodwill recorded at First Insurance for the purpose of measuring impairment and determined that such goodwill was impaired by $238,000 ($194,000 or $0.03 per share after tax) as of January 1, 2002. As permitted, this amount is reflected in the income statement as the cumulative effect of a change in accounting principle. In addition to the $238,000 of impaired goodwill, during the first quarter First Defiance paid additional consideration of $200,000 to settle a contingent payout clause under its agreement to acquire First Insurance. The impairment of the goodwill created by that settlement was recorded as an operating expense during the 2002 first quarter. Amortization expense recognized by First Defiance in the first half of 2001 totaled $155,000. Such amortization is no longer required. (See Note 4 to the Consolidated Condensed Financial Statements).

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) increased to $4.78 million for the six months ended June 30, 2002 from $4.41 million for the same period in 2001.

The effective tax rate utilized for the six months ended June 30, 2002 was 32.6% compared to 33.0% for the six months ended June 30, 2001.

As a result of the above factors, income from continuing operations for the six months ended June 30, 2002 was $2.2 million compared to $2.4 million for the comparable period in 2001. On a per share basis, basic and diluted earnings per share for the six months ended June 30, 2002 from continuing operations were $0.35 and $.34, respectively, compared to $0.37 for both basic and diluted earnings per share for the six months ended June 30, 2001.

Discontinued Operations. Income from discontinued operations for the six months ended June 30, 2002 totaled $9.3 million or $1.46 per share. It was comprised of the $7.7 million after-tax gain recognized from the sale of The Leader, $2.0 million of net income earned by The Leader prior to the sale, and an after-tax charge of $350,000 relating to prepayment penalties incurred in the retirement of certain FHLB advances. Discontinued operations from the 2001 six month period were $3.2 million or $0.49 per share which represents net income of The Leader for that period, net of inter-company financing charges.

First Defiance's board of directors declared a dividend of $.13 per common share as of June 30, 2002. The dividend amounted to $886,143, including dividends on unallocated ESOP shares. It was paid on July 26, 2002. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Liquidity and Capital Resources
-------------------------------

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements. With the completion of the sale of The Leader early in the second quarter, First Defiance has a significant amount of liquidity.

First Defiance used $44.4 million of cash from operating activities during the first six months of 2002. Excluding discontinued operations, First Defiance used $3.8 million of cash from operations during that same period. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, including amortization of mortgage servicing rights, goodwill write-offs, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At June 30, 2002, First Defiance had $67.2 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $79.9 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $610,000 of loans held-for-sale. Also as of June 30, 2002, the total amount of certificates of deposit that are scheduled to mature by June 30, 2003 is $229.2 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Upon the sale of The Leader, First Defiance had net investible funds of approximately $365 million. Of this, $81.5 million was used to pay off FHLB overnight advances and $19.6 million was used to pay off term debt. Management also elected to prepay $25 million of fixed rate FHLB advances, incurring a prepayment penalty of $539,000 in the 2002 second quarter discontinued operations. Approximately $170 million of the funds from the sale of The Leader were added to the investment portfolio, with $130 million of those funds invested long-term to earn a yield of 5.65% and the balance invested in short-term or overnight securities in anticipation of rising rates. The balance of the proceeds from the sale of The Leader have been used to fund loan growth and brokered CD runoff.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. Such investments are not classified as high risk at June 30, 2002 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2002.

                                                                Core Capital                    Risk-Based Capital
                                                       Adequately           Well           Adequately           Well
                                                       Capitalized       Capitalized       Capitalized       Capitalized
                                                       -----------------------------       -----------------------------

Regulatory capital                                      $  108,916        $  108,916        $  115,917        $  115,917
Minimum required regulatory capital                         34,736            43,420            44,807            56,009
                                                        ----------        ----------        ----------        ----------
Excess regulatory capital                               $   74,180        $   65,496        $   71,110        $   59,908
                                                        ==========        ==========        ==========        ==========

Regulatory capital as a percentage of assets (1)              12.5%             12.5%             20.7%             20.7%
Minimum  capital  required  as  a  percentage  of              4.0%              5.0%              8.0%             10.0%
  assets                                                ----------        ----------        ----------        ----------
Excess  regulatory  capital  as a  percentage  of              8.5%              7.5%             12.7%             10.7%
  assets                                                ==========        ==========        ==========        ==========


---------------------------
(1) Core capital is computed as a percentage of adjusted total assets of $868.4 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $560.1 million.

Pro Forma Income Statement

Management does not believe that year-to-date income from continuing operations for the six months ended June 30, 2002, as presented in the consolidated condensed financial statements, accurately represents what the results of operations for First Defiance will be on a going-forward basis because the continuing operations results for the first three months of 2002 do not reflect the reinvestment of any of the proceeds from the sale of The Leader.

The following pro-forma income statement for the six months ended June 30, 2002 attempts to present what First Defiance's results from continuing operations would have been had the sale of The Leader occurred as of January 1, 2002 and the proceeds from the sale fully invested for the entire quarter. Management has estimated that the additional assets added to the balance sheet as a result of the sale of The Leader would have been reinvested to yield a weighted average rate of 4.44% for the period from January 1, 2002 to April 1, 2002. Also, to the extent possible, management has assumed that proceeds of the sale have been used to prepay advances. Dollars are in thousands (except per share amounts).

                                                           Continuing Operations
                                               Pro Forma         As Reported

    Interest income                              $24,686           $21,643
    Interest expense                              12,906            10,390
                                               ---------            ------
    Net interest income                           11,780            11,253
    Provision for loan losses                        738               738
                                               ---------            ------
    Net interest after provision                  11,042            10,515
    Non-interest income                            5,162             5,162
    Non-interest expense                          12,305            12,305
                                               ---------            ------

    Income before income taxes                     3,899             3,372
    Income taxes                                   1,284             1,099
                                               ---------            ------

    Net income from continuing operations         $2,615            $2,273
                                               =========            ======

    Net income per share from continuing
       operations                                 $  .39            $  .34
                                               =========            ======


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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using June 2002 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

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

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit           99.1 - Certification of the Chief Executive Officer
                            Pursuant to 18 U.S.C. Section 1350, As Adopted
                            Pursuant to Section 906 of the Sarbanes-Oxley Act of
                            2002
          Exhibit 99.2 -    Certification of the Chief Financial  Officer
                            Pursuant to 18 U.S.C.  Section 1350, As Adopted
                            Pursuant to Section 906 of the Sarbanes-Oxley Act of
                            2002

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          First Defiance Financial Corp.
                                          (Registrant)


Date:  August 14, 2002                    By:   /s/ William J. Small
       ---------------                       ------------------------
                                                William J. Small
                                                Chairman, President and
                                                Chief Executive Officer


Date:  August 14, 2002                    By:   /s/ John C. Wahl
       ---------------                       ---------------------------------
                                                John C. Wahl
                                                Senior Vice President, Chief
                                                Financial Officer and
                                                Treasurer