Form 10-Q
period 2002-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2002-11-15
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002

                                       OR

[ ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 For the Transition Period from            to
                                                        ------------  ----------
Commission file number 0-26850

                         First Defiance Financial Corp.
             (Exact name of registrant as specified in its charter)

           Ohio                                                34-1803915
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification) Number)

  601 Clinton Street, Defiance, Ohio                                    43512
---------------------------------------                               ----------
(Address or principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,577,010 shares outstanding at November 11, 2002.

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX
                                                                                                   Page Number
                                                                                                   -----------
PART I.-FINANCIAL INFORMATION

 Item 1.                   Consolidated Condensed Financial Statements (Unaudited):

                           Consolidated Condensed Statements of Financial
                           Condition - September 30, 2002 and December 31, 2001                         2

                           Consolidated Condensed Statements of Income -
                           Three and nine months ended September 30, 2002 and 2001                      4

                           Consolidated Condensed Statement of Changes in Stockholders'
                           Equity - Nine months ended September 30, 2002                                5

                           Consolidated Condensed Statements of Cash Flows
                           - Nine months ended September 30, 2002 and 2001                              7

                           Notes to Consolidated Condensed Financial Statements                         9

Item 2.                    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                         17

Item 3.                    Quantitative and Qualitative Disclosures about
                           Market Risk                                                                 32

Item 4.                    Controls and Procedures                                                     32

PART II.-OTHER INFORMATION:

 Item 1.                   Legal Proceedings                                                           33

 Item 2.                   Changes in Securities                                                       33

 Item 3.                   Defaults upon Senior Securities                                             33

 Item 4.                   Submission of Matters to a Vote of Security Holders                         33

 Item 5.                   Other Information                                                           33

 Item 6.                   Exhibits and Reports on Form 8-K                                            33

                           Signatures                                                                  34

                           Certifications Pursuant to Section 302 of the Sarbanes-
                               Oxley Act of 2002                                                       35



PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)


-----------------------------------------------------------------------------------------
                                                   September 30, 2002   December 31, 2001
                                                   ------------------   -----------------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                        $ 19,809            $   37,334
     Interest-bearing deposits                            27,561                   766
                                                        --------            ----------
                                                          47,370                38,100
Securities:
     Available-for-sale, carried at fair value           208,983                48,691
     Held-to-maturity, carried at amortized cost
         (approximate fair value $4,568 and $5,678
         at September 30, 2002 and December 31,
         2001 respectively)                                4,358                 5,580
                                                        --------            ----------
                                                         213,341                54,271
Loans held for sale                                        8,920                   672
Loans receivable, net                                    537,289               499,141
Accrued interest receivable                                4,924                 2,940
Federal Home Loan Bank stock and other
     interest-earning assets                              21,950                16,306
Office properties and equipment                           20,308                20,067
Real estate and other assets held for sale                   371                   136
Goodwill, net                                              3,602                 3,749
Deferred taxes                                                --                    35
Mortgage servicing rights                                  1,680                 1,821
Other assets                                               3,994                   652
Assets held for sale                                          --                 6,304
Assets of discontinued operations                             --               488,454
                                                        --------            ----------
Total assets                                            $863,749            $1,132,648
                                                        ========            ==========

See accompanying notes.


                                           FIRST DEFIANCE FINANCIAL CORP.

                              Consolidated Condensed Statements of Financial Condition
                                                     (UNAUDITED)
                                               (Amounts in Thousands)

--------------------------------------------------------------------------------------------------------
                                                                  September 30, 2002   December 31, 2001
                                                                  ------------------   -----------------
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Non-interest-bearing deposits                                         $  34,542           $    25,428
Interest-bearing deposits                                               556,250               589,420
                                                                      ---------           -----------
     Total deposits                                                     590,792               614,848

Advances from Federal Home Loan Bank                                    131,184               196,302
Short-term borrowings and other interest-bearing liabilities              3,229                20,724
Advance payments by borrowers for taxes and insurance                       226                   390
Deferred taxes                                                            2,353                    --
Other liabilities                                                        11,077                 6,517
Liabilities associated with assets held for sale                             --                 6,242
Liabilities of discontinued operations                                       --               176,604
                                                                      ---------           -----------
Total liabilities                                                       738,861             1,021,627

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000 shares authorized; no shares
     issued                                                                  --                    --
Common stock, $.01 par value per share:
     20,000 shares authorized; 6,737
      and 6,854 shares outstanding, respectively                             67                    69
Additional paid-in capital                                               53,136                53,725
Stock acquired by ESOP                                                   (2,387)               (2,813)
Deferred compensation                                                       (43)                  (82)
Accumulated other comprehensive income,
     net of income taxes of $3,497
     and $410, respectively                                               6,493                   763
Retained earnings                                                        67,622                59,359
                                                                      ---------           -----------
Total stockholders' equity                                              124,888               111,021
                                                                      ---------           -----------
Total liabilities and stockholders' equity                            $ 863,749           $ 1,132,648
                                                                      =========           ===========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------------
                                                                  For the Three Months Ended     For the Nine Months Ended
                                                                    September 30,                       September 30,
                                                                      2002          2001            2002             2001
                                                                      ----          ----            ----             ----
Interest Income
Loans                                                               $ 9,281       $ 10,642        $ 27,322        $ 32,990
Investment securities                                                 2,728            833           5,903           2,693
Interest-bearing deposits                                               192             17             619             227
                                                                    -------       --------        --------        --------
Total interest income                                                12,201         11,492          33,844          35,910
Interest Expense
Deposits                                                              4,227          5,185          12,616          16,346
FHLB advances and other                                               1,702            721           3,476           3,265
Notes payable and warehouse loans                                        23            264             250             851
                                                                    -------       --------        --------        --------
Total interest expense                                                5,952          6,170          16,342          20,462
                                                                    -------       --------        --------        --------
Net interest income                                                   6,249          5,322          17,502          15,448
Provision for loan losses                                               386            272           1,124             659
                                                                    -------       --------        --------        --------
Net interest income after provision for loan losses                   5,863          5,050          16,378          14,789
Non-interest Income
Service fees and other charges                                          968            776           2,721           2,157
Insurance commission income                                             810            740           2,520           2,196
Dividends on stock and other interest income                            234            279             700             833
Gain on sale of loans                                                 1,179            667           2,254           1,969
Gain/(loss) on sale of securities                                        36            (45)             21            (103)
Trust income                                                             32             25              86              80
Other non-interest income                                                12             23             131              84
                                                                    -------       --------        --------        --------
Total non-interest income                                             3,271          2,465           8,433           7,216
Non-interest Expense
Compensation and benefits                                             3,630          3,043          10,428           9,006
Occupancy                                                               671            670           2,084           2,031
SAIF deposit insurance premiums                                          32             32              97              92
State franchise tax                                                     351            305             996             982
Data processing                                                         362            344           1,053           1,030
Amortization and impairment of mortgage servicing rights              1,033            257           1,562             630
Amortization and impairment of goodwill and other intangibles            --             79             200             234
Other non-interest expense                                            1,105            912           3,069           2,547
                                                                    -------       --------        --------        --------
Total non-interest expense                                            7,184          5,642          19,489          16,552
                                                                    -------       --------        --------        --------
Income from continuing operations before income taxes                 1,950          1,873           5,322           5,453
Federal income taxes                                                    568            625           1,667           1,808
                                                                    -------       --------        --------        --------
Income from continuing operations                                     1,382          1,248           3,655           3,645
Discontinued operations, net of tax                                      --          1,722           9,347           4,966
                                                                    -------       --------        --------        --------
Income before cumulative effect of a change in accounting principle   1,382          2,970          13,002           8,611
Cumulative effect of change in method of accounting for goodwill,
   net of tax                                                            --             --            (194)             --
                                                                    -------       --------        --------        --------
Net income                                                          $ 1,382       $  2,970        $ 12,808        $  8,611
                                                                    =======       ========        ========        ========
Earnings per share (Note 5)
Basic:
      From continuing operations                                    $  0.22       $   0.19        $   0.57        $   0.57
      Discontinued operations, net of tax                           $    --       $   0.27        $   1.46        $   0.78
      Cumulative effect in method of accounting for goodwill        $    --             --        $  (0.03)             --
                                                                    -------       --------        --------        --------
      Net income                                                    $  0.22       $   0.46        $   2.00        $   1.35
                                                                    =======       ========        ========        ========
Diluted:
      From continuing operations                                    $  0.21       $   0.19        $   0.55        $   0.55
      Discontinued operations, net of tax                           $    --       $   0.26        $   1.40        $   0.76
      Cumulative effect in method of accounting for goodwill        $    --             --        $  (0.03)             --
                                                                    -------       --------        --------        --------
      Net income                                                    $  0.21       $   0.45        $   1.92        $   1.31
                                                                    =======       ========        ========        ========
Dividends declared per share (Note 4)                               $  0.13       $   0.12        $   0.39        $   0.36
                                                                    =======       ========        ========        ========
Average shares outstanding (Note 5)
  Basic                                                               6,400          6,405           6,416           6,389
                                                                    =======       ========        ========        ========
  Diluted                                                             6,652          6,601           6,665           6,581
                                                                    =======       ========        ========        ========

See accompanying notes


                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)

-------------------------------------------------------------------------------------------------------
                                                                          2002
                                               --------------------------------------------------------
                                                                                      Stock Acquired By
                                                           Additional                    Management
                                               Common       Paid-in                     Recognition
                                                Stock       Capital           ESOP         Plan
                                                -----       -------           ----         ----

Balance at January 1                           $  69        $ 53,725        $(2,813)       $(82)

Comprehensive income:
     Net income
     Change in unrealized gains
         net of income taxes of ($3,110)
Total comprehensive income

ESOP shares released                                             358            426

Amortization of deferred compensation
    of Management Recognition Plan                                                           39

Shares issued under stock option plan                            763

Purchase of common stock for
    treasury                                      (2)         (1,710)

Dividends declared (Note 5)


                                               ------------------------------------------------
Balance at September 30                        $  67        $ 53,136        $(2,387)       $(43)
                                               ================================================


See accompanying notes


                         FIRST DEFIANCE FINANCIAL CORP.

 Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                      2002                                 2001
                                               ------------------------------------------------        -------------
                                               Net Unrealized
                                              gains (losses) on                        Total              Total
                                                available-for-      Retained        Stockholders'      Stockholder's
                                               sale securities      Earnings           Equity             Equity

Balance at January 1                              $    763          $ 59,359          $ 111,021          $ 99,473

Comprehensive income:
     Net income                                                       12,808             12,808             8,611
     Change in unrealized gains (losses)
          net of income taxes of ($3,110)            5,730                                5,730             1,017
Total comprehensive income                                                               18,538             9,628

ESOP shares released                                                                        784               598

Amortization of deferred compensation
    of Management Recognition Plan                                                           39                90

Shares issued under stock option plan                                                       763               114

Purchase of common stock for
    treasury                                                          (2,015)            (3,727)             (748)

Dividends declared (Note 5)                                           (2,530)            (2,530)           (2,329)


                                                  ---------------------------------------------          --------
Balance at September 30                           $  6,493          $ 67,622          $ 124,888          $106,826
                                                  =============================================          ========


See accompanying notes


                         FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

------------------------------------------------------------------------------------------
                                                                           Nine Months
                                                                       Ended September 30,
                                                                     2002             2001
                                                                     ----             ----
Operating Activities
Net income                                                        $  12,808        $   8,611
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                        1,124              659
     Provision for depreciation                                       1,176            1,172
     Net securities amortization                                        496               23
              Amortization of mortgage servicing rights                 777              630
     Net impairment of mortgage servicing rights                        785               --
     Amortization of goodwill                                            --              234
     Net impairment of goodwill                                         438               --
     Gain on sale of loans                                           (2,254)          (1,969)
     Gain on sale of discontinued operations                        (16,912)              --
     Amortization of Management Recognition Plan
         deferred compensation                                           39               90
     Release of ESOP Shares                                             784              599
     (Gains) losses on sales of securities                              (21)             103
     Deferred federal income tax credit                                (313)              (3)
     Proceeds from sale of loans                                    107,092          113,837
              Origination of mortgage servicing rights, net          (1,421)          (1,125)
     Origination of loans held for sale                            (113,086)        (111,900)
     Increase in interest receivable and other assets                (5,411)            (652)
     Increase (decrease) in other liabilities                           361             (571)
     Decrease in assets held for sale                                 6,304            1,096
     Decrease in liabilities held for sale                           (6,292)            (230)
     Increase in assets of discontinued operations                   (5,418)         (18,864)
     Decrease in liabilities of discontinued operations             (35,166)         (70,985)
                                                                  ---------        ---------
Net cash provided by operating activities                           (54,110)         (79,245)
Investing Activities
Proceeds from maturities of held-to-maturity securities               1,197            1,494
Proceeds from maturities of available-for-sale securities            18,313            4,579
Proceeds from sale of available-for-sale securities                   2,459            3,079
Proceeds from sales of real estate and
   other assets held for sale                                           439              222
Proceeds from sales of office properties and equipment                   --               27
Proceeds from sale of discontinued operations                       367,921               --
Purchases of available-for-sale securities                         (172,674)          (2,535)
Purchases of Federal Home Loan Bank stock                              (576)            (832)
Purchases of office properties and equipment                         (1,421)          (1,133)
Net (increase) decrease in loans receivable                         (39,946)          15,071
                                                                  ---------        ---------
Net cash provided by investing activities                           175,712           19,972
                                                                  =========        =========



                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      2002             2001
                                                                      ----             ----
    Financing Activities
    Net increase (decrease) in deposits                             (24,220)          61,321
    Repayment of Federal Home Loan Bank long-term advances          (25,118)            (353)
    Repayment of term notes payable                                     (29)             (27)
    Net decrease in Federal Home Loan Bank
         short-term advances                                        (40,000)         (96,000)
    Net increase (decrease) in short-term line of credit            (18,250)           5,500
    Proceeds from Federal Home Loan Bank long term advances              --           90,000
    Increase in securities sold under repurchase agreements             779               --
    Purchase of common stock for treasury                            (3,727)            (748)
    Cash dividends paid                                              (2,530)          (2,329)
    Proceeds from exercise of stock options                             763              114
                                                                  ---------         --------
    Net cash used in financing activities                          (112,332)          57,478
                                                                  ---------         --------
    Increase in cash and cash equivalents                             9,270           (1,795)
    Cash and cash equivalents at beginning of period                 38,100           22,002
                                                                  ---------         --------
    Cash and cash equivalents at end of period                    $  47,370         $ 20,207
                                                                  =========         ========

    Supplemental cash flow information:
    Interest paid                                                 $  16,889         $ 20,533
                                                                  =========         ========
    Income taxes paid                                             $   9,451         $  5,570
                                                                  =========         ========
    Transfers from loans to real estate
         and other assets held for sale                           $     674         $    243
                                                                  =========         ========
    Noncash operating activities:
    Change in deferred tax established on net unrealized
         gain or loss on available-for-sale securities            $  (3,110)        $   (612)
                                                                  =========         ========
    Noncash investing activities:
    Increase (decrease) in net unrealized gain or loss on
         available-for-sale securities                            $   8,840         $  1,649
                                                                  =========         ========
    Noncash financing activities:
    Cash dividends declared but not paid                          $     835         $    769
                                                                  =========         ========
See accompanying notes


                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2002 and 2001)

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

     The accompanying consolidated condensed financial statements as of September 30, 2002 and for the nine-month period ending September 30, 2002 and 2001 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. For the purposes of these statements, operations of The Leader are reported in results of discontinued operations and all prior time periods presented have been restated to reflect The Leader's operations as discontinued operations. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2001 Annual Report on Form 10-K for the year ended December 31, 2001. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of continuing operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.


                         FIRST DEFIANCE FINANCIAL CORP.

        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2002 and 2001)

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

                                                    Three Months Ended          Nine months ended
                                                        September 30,             September 30,
                                                     2002         2001         2002           2001
                                                     ----         ----         ----           ----
       Operations of The Leader                         --       $1,722       $ 2,015        $4,966
       Gain from sale of The Leader                     --           --         7,682            --
       Cost to terminate financing associated
              with discontinued operations              --           --          (350)           --
                                                    ------       ------       -------        ------
                                                    $   --       $1,722       $ 9,347        $4,966
                                                    ======       ======       =======        ======


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

     During the quarter ended March 31, 2002, management reached a settlement with the former shareholders of one of the agencies acquired to form First Insurance related to an earn-out provision of the original purchase agreement. The payment of $200,000 was recorded as additional goodwill for First Insurance and was considered impaired. This $200,000 impairment adjustment is reported as an operating cost by First Defiance in the 2002 first quarter. The balance of goodwill recorded at First Insurance totals $3.6 million at September 30, 2002.

                         FIRST DEFIANCE FINANCIAL CORP.

                   (Unaudited at September 30, 2002 and 2001)

--------------------------------------------------------------------------------
4.   Change in Accounting Method (continued)

     Results from continuing operations for the three and nine months ended September 30, 2001 include goodwill amortization expense of $79,000 and $234,000, respectively. Had FAS No. 142 been in effect for that period, the Company would have reported income from continuing operations of $1.5 million for the three months ended September 30, 2001 and $2.5 million for the nine months ended September 30, 2001. This amount was determined as follows (in thousands, except for per share amounts):

                                                                     Three months ended         Nine months ended
                                                                        September 30,             September 30,
                                                                      2002         2001         2002        2001
                                                                      ----         ----         ----        ----

       Reported income from continuing operations                  $ 1,382       $ 1,248      $ 3,655      $ 3,645
       Add back: Goodwill amortization                                  --            79           --          234
       Deduct: Tax benefit from deductible goodwill                     --           (15)          --          (45)
                                                                    ------        ------       ------      ------
       Adjusted income from continuing operations                    1,382         1,312        3,655        3,834

       Basic earnings per share:
          Reported income from continuing operations                $  .22        $  .19       $  .57      $  .57
          Add back: Goodwill amortization                               --           .01           --         .04
          Deduct: Tax benefit from deductible goodwill                  --            --           --        (.01)
                                                                    ------        ------       ------      ------
          Adjusted income from continuing operations                $  .22        $  .20       $  .57      $  .60

       Diluted earnings per share:
          Reported income from continuing operations                $  .21        $  .19       $  .55      $  .55
          Add back: Goodwill amortization                               --           .01           --         .04
          Deduct: Tax benefit from deductible goodwill                  --            --           --        (.01)
                                                                    ------        ------       ------      ------
          Adjusted income from continuing operations                $  .21        $  .20       $  .55      $  .58


5.   Dividends on Common Stock

     As of September 30, 2002, First Defiance had declared a quarterly cash dividend of $.13 per share for the third quarter of 2002, payable October 25, 2002.

                         FIRST DEFIANCE FINANCIAL CORP.

                   (Unaudited at September 30, 2002 and 2001)

--------------------------------------------------------------------------------
6.   Earnings Per Share

     Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2002 and 2001. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and nine-months ended September 30, 2002 and 2001, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

     The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                              Three months ended         Nine months ended
                                                                 September 30,             September 30,
                                                                 -------------             -------------
                                                             2002           2001         2002         2001
                                                             ----           ----         ----         ----
     Numerator for basic and diluted
       earnings per share - income from
       continuing operations                               $ 1,382         $ 1,248      $ 3,655      $ 3,645
                                                           =======         =======      =======      =======
     Denominator:
       Denominator for basic earnings per
         share - weighted average shares                     6,400           6,405        6,416        6,389
       Effect of dilutive securities:
         Employee stock options                                242             175          234          154
         Unvested Management Recognition
             Plan stock                                         10              21           15           38
                                                           -------         -------      -------      -------
       Dilutive potential common shares                        252             196          249          192
                                                           -------         -------      -------      -------
       Denominator for diluted earnings
         per share - adjusted weighted average
         shares and assumed conversions                      6,652           6,601        6,665        6,581
                                                           =======         =======      =======      =======
     Basic earnings per share from
          continuing operations                              $ .22           $ .19        $ .57        $ .57
                                                           =======         =======      =======      =======
     Diluted earnings per share from
         continuing operations                               $ .21           $ .19        $ .55        $ .55
                                                           =======         =======      =======      =======


                         FIRST DEFIANCE FINANCIAL CORP.

        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2002 and 2001)

-----------------------------------------------------------------------------------------------------------

7.   Investment Securities

     The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

                                                                           September 30, 2002
                                                          -------------------------------------------------
                                                                           Gross       Gross
                                                          Amortized      Unrealized  Unrealized     Fair
                                                            Cost           Gains       Losses       Value
                                                            ----           -----       ------       -----
Available-for-Sale Securities:
     U.S. Treasury securities and obligations
        of U.S. Government corporations and
        agencies                                           $106,317       $ 6,238       $  4       $112,551
     Corporate bonds                                         28,738         1,600         16         30,322
     Adjustable rate mortgage-backed security
        mutual funds                                          2,109            --         54          2,055
     Adjustable rate mortgage-backed securities               5,371           174         --          5,545
     Collateralized mortgage obligations                     26,943           527         20         27,450
     Trust preferred stock                                    4,250            49         42          4,257
     Equity securities                                           70            --         12             58
     Obligations of state and political subdivisions         25,195         1,552          2         26,745
                                                           --------       -------       ----       --------
     Totals                                                $198,993       $10,140       $150       $208,983
                                                           ========       =======       ====       ========

Held-to-Maturity Securities:
     FHLMC certificates                                    $  1,153       $    31       $  2       $  1,182
     FNMA certificates                                        1,896            27         14          1,909
     GNMA certificates                                          679            28         --            707
     Obligations of state and political subdivisions            630           140         --            770
                                                           --------       -------       ----       --------
     Totals                                                $  4,358       $   226       $ 16       $  4,568
                                                           ========       =======       ====       ========



                         FIRST DEFIANCE FINANCIAL CORP.

        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2002 and 2001)

----------------------------------------------------------------------------------------------------------

7.  Investment Securities (continued)

                                                                           December 31, 2002
                                                          -------------------------------------------------
                                                                           Gross       Gross
                                                          Amortized      Unrealized  Unrealized     Fair
                                                            Cost           Gains       Losses       Value
                                                            ----           -----       ------       -----
Available-for-Sale Securities:
     U.S. Treasury securities and obligations
        of U.S. Government corporations and
        agencies                                           $17,708       $  905       $ --       $18,613
     Corporate bonds                                         9,322          294         --         9,616
     Adjustable rate mortgage-backed security
        mutual funds                                         2,548           --         70         2,478
     Adjustable rate mortgage-backed securities              4,134           52         71         4,115
     Collateralized mortgage obligations                     3,546           69         16         3,599
     Trust preferred stock                                   2,000           12         80         1,932
     Equity securities                                          70           17         --            87
     Obligations of state and political subdivisions         8,216          131         96         8,251
                                                           -------       ------       ----       -------
     Totals                                                $47,544       $1,480       $333       $48,691
                                                           =======       ======       ====       =======

Held-to-Maturity Securities:
     FHLMC certificates                                    $ 1,690       $   25       $ 25       $ 1,690
     FNMA certificates                                       2,389           26         52         2,363
     GNMA certificates                                         871           22         --           893
     Obligations of state and political subdivisions           630          102         --           732
                                                           -------       ------       ----       -------
     Totals                                                $ 5,580       $  175       $ 77       $ 5,678
                                                           =======       ======       ====       =======


                         FIRST DEFIANCE FINANCIAL CORP.

                   (Unaudited at September 30, 2002 and 2001)


8.   Loans

     Loans receivable and held for sale consist of the following (in thousands):

                                                               September 30    December 31,
                                                                   2002           2001
                                                                   ----           ----
     Real Estate:
              One- to four-family residential                    $165,113       $167,738
              Construction                                         11,646          7,875
              Non-residential and multi-family real estate        202,069        174,052
                                                                 --------       --------
                                                                  378,828        349,665
     Other Loans:
              Commercial                                           96,537         83,690
              Consumer finance                                     38,725         40,739
              Home equity and improvement                          46,558         36,179
                                                                 --------       --------
                                                                  181,820        160,608
                                                                 --------       --------
     Total real estate and other loans                            560,648        510,273
     Deduct:
              Loans in process                                      6,049          2,888
              Net deferred loan origination fees and costs          1,134          1,024
              Allowance for loan loss                               7,256          6,548
                                                                 --------       --------
             Totals                                              $546,209       $499,813
                                                                 ========       ========

     Changes in the allowance for loan losses were as follows:

                                                            Three months ended         Nine months ended
                                                               September 30,              September 30,
                                                             2002         2001         2002         2001
                                                             ----         ----         ----         ----
     Balance at beginning of period                         $7,028       $6,480       $6,548       $6,331
     Provision for loan losses                                 386          272        1,124          659
     Charge-offs:
         One to four-family residential real estate             18            7           82           33
         Non-residential and multi-family real estate          110           92          184          123
         Commercial                                             20           --           20           --
         Consumer finance                                       64          170          304          470
                                                            ------       ------       ------       ------
     Total charge-offs                                         212          269          590          626
     Recoveries                                                 54           56          174          175
                                                            ------       ------       ------       ------
     Net charge-offs                                           158          213          416          451
                                                            ------       ------       ------       ------
     Ending allowance                                       $7,256       $6,539       $7,256       $6,539
                                                            ======       ======       ======       ======

                         FIRST DEFIANCE FINANCIAL CORP.

                   (Unaudited at September 30, 2002 and 2001)

--------------------------------------------------------------------------------

9.   Deposits

     A summary of deposit balances is as follows (in thousands):

                                                September 30,   December 31,
                                                    2002            2001
                                                    ----            ----
     Non-interest-bearing checking accounts       $ 34,542       $ 25,428
     Interest-bearing checking accounts             35,842         35,304
     Savings accounts                               39,569         36,952
     Money market demand accounts                  129,563        114,253
     Certificates of deposit                       351,276        402,911
                                                  --------       --------
                                                  $590,792       $614,848
                                                  ========       ========

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General

First Defiance Financial Corp. ("First Defiance" of "the Company") is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and
Investments, Inc. ("First Insurance"). Effective April 1, 2002, The Leader Mortgage Company, LLC ("The Leader"), a mortgage banking subsidiary of First Federal, was sold to US Bancorp and its operating results are reported as discontinued operations. First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the areas in which its offices are located. First Federal's traditional banking activities include originating and servicing residential, commercial and consumer loans; providing a broad range of depository services; and providing trust services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. First Insurance is an insurance agency that does business in the Defiance, Ohio area. First Insurance offers property and casualty, life insurance, group and individual health insurance, and investment products.

First Defiance also invests in U.S. Treasury and federal government agency obligations, obligations of municipal and other political subdivisions, mortgage-backed securities which are issued by federal agencies, corporate bonds, and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $4.4 million at September 30, 2002. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $209.0 million at September 30, 2002. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($112.6 million), corporate bonds ($30.3 million), certain municipal obligations ($26.7 million), CMOs and REMICs ($27.5 million), mortgage backed securities ($5.5 million), preferred stock and other equity investments ($4.3 million) and adjustable-rate mortgage backed security mutual funds ($2.1 million). In accordance with FAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $10.0 million at September 30, 2002, or $6.5 million after considering the related deferred tax liability.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes deposit and loan servicing fees, gains on sales of mortgage loans, and insurance commissions. First Defiance's earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, amortization and impairment of mortgage servicing rights and miscellaneous other expenses, as well as federal income tax expense.

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

Changes in Financial Condition
------------------------------

At September 30, 2002, First Defiance's total assets, deposits and stockholders' equity amounted to $863.7 million, $590.8 million and $124.9 million, respectively, compared to $1.133 billion, $614.8 million and $111.0 million, respectively, at December 31, 2001. Total assets of discontinued operations, included in total assets at December 31, 2001, were $488.5 million. The discussion below focuses only on assets and liabilities from continuing operations.

Net loans receivable increased to $546.2 million at September 30, 2002 from $499.8 million at December 31, 2001. The increase in loans receivable occurred primarily in non-residential and multi-family real estate loans, which increased $28.0 million to $202.1 million, and home equity and improvement loans, which increased $10.4 million to $46.6 million. The increase was partially offset by a $2.6 million decline in one- to four-family residential loans to $165.1 million and a $2.0 million decline in consumer loans to $38.7 million.

The investment securities portfolio increased to $213.3 million at September 30, 2002 from $54.3 million at December 31, 2001. The increase in the balance in the investment portfolio is the result of the investment of a portion of the net cash realized from the sale of The Leader after all liabilities were settled. At September 30, 2002 there were approximately $27.6 million of interest-bearing deposits held at other financial institutions. These funds will be redeployed into higher earning investments as interest rates rise or will be used to liquidate $31.5 million of brokered certificates of deposit which are scheduled to mature over the next 12 months and which will not be renewed.

Deposits decreased from $614.8 million at December 31, 2001 to $590.8 million as of September 30, 2002. Certificates of deposit balances declined by $51.6 million to $351.3 million at September 30, 2002, from $402.9 million at December 31, 2001. This decrease was the result of a $57.4 million decrease in brokered certificates of deposit, which was partially offset by a $5.8 million increase in certificates of deposit originated through First Federal's branch network. The decline in certificate of deposit balances was partially offset by

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

a $15.3 million increase in money market demand accounts, to $129.6 million at September 30, 2002 from $114.3 million at December 31, 2001, and a $9.7 million increase in interest and non-interest bearing checking accounts, to $70.4 million at September 30, 2002 from $60.7 million at December 31, 2001. The Company has focused on increasing its lower cost core deposits, and at the same time has been less aggressive in retaining higher cost CDs during 2002 due to the sale of The Leader early in April, 2002.

Additionally, FHLB advances and notes payable decreased to $131.2 million and $3.2 million, respectively, at September 30, 2002 from $196.3 million and $20.7 million, respectively, at December 31, 2001. The proceeds from the sale of The Leader were used to pay down all short term advances from the FHLB and notes payable as well as $25 million of fixed rate long term FHLB advances that were retired early.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Average  Balances,  Net  Interest  Income and  Yields  Earned and Rates Paid
----------------------------------------------------------------------------
The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received on FHLB stock are included as interest income. The table does not reflect any effect of income taxes. All average balances are based upon daily balances. The average balance sheets and income statements have been adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. The average balance of FHLB advances for this yield analysis does not include those advances which were used to finance The Leader's operations. The interest-bearing liabilities reflect only those funds attributable to First Defiance's continuing operations.

                                                                   Three Months Ended September 30,
                                            ----------------------------------------------------------------------------
                                                             2002                                    2001
                                            ------------------------------------      ----------------------------------
                                            Average                      Yield/       Average       Yield/
                                            Balance        Interest      Rate(1)      Balance      Interest       Rate(1)
                                            -------        --------      -------      -------      --------       -------
Interest-earning assets:
   Loans receivable                        $535,149      $    9,281       6.88%       $521,165      $10,643        8.10%
   Securities                               216,845           2,728       4.99          56,817          833        5.82
   Interest-earning deposits                 42,200             192       1.81           5,003           17        1.35
   FHLB stock and other                      21,730             234       4.27          15,807          279        7.00
                                           --------      ----------                   --------       ------        -----
   Total interest-earning assets            815,924          12,435       6.05         598,792       11,772        7.80
Non-interest-earning assets
   (including assets of discontinued
    operations)                              56,884                                    531,619
                                           --------                                 ----------
   Total assets                            $872,808                                 $1,130,411
                                           ========                                 ==========

Interest-bearing liabilities (3):
   Deposits                                $561,660      $    4,227       2.99%       $461,414      $ 5,185        4.46%
   FHLB advances and other                  131,913           1,702       5.12          61,000          721        4.69
   Notes payable                              2,466              23       3.70          19,576          264        5.35
                                           --------      ----------                   --------       ------        -----
   Total interest-bearing liabilities       696,039           5,952       3.39         541,990        6,170        4.52
Non-interest bearing deposits                32,120              --                     35,749           --
                                           --------      ----------                   --------       ------
Total including non-interest bearing
   demand deposits                          728,159           5,952       3.24         577,739        6,170        4.24
Other non-interest-bearing liabilities
   (including liabilities of
    discontinued operations)                 21,158                                    447,296
                                           --------                                  ---------
   Total liabilities                        749,317                                  1,025,035
Stockholders' equity                        123,491                                    105,376
                                           --------                                  ---------
   Total liabilities and stock-
      holders' equity                      $872,808                                 $1,130,411
Net interest income; interest
   rate spread                                             $  6,483       2.66%        $ 5,602                     3.28%
                                                           ========       ====      ==========                     ====
Net interest margin (2)                                                   3.15%                                    3.71%
                    ==                                                    ====                                     ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                             117%                                     110%
                                                                           ===                                      ===

------------------------
(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.
(3)  This analysis does not reflect borrowings to fund discontinued operations.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

                                                                   Nine Months Ended September 30,
                                            ----------------------------------------------------------------------------
                                                             2002                                    2001
                                            ------------------------------------      ----------------------------------
                                            Average                      Yield/       Average       Yield/
                                            Balance        Interest      Rate(1)      Balance      Interest       Rate(1)
                                            -------        --------      -------      -------      --------       -------
Interest-earning assets:
   Loans receivable                        $514,352      $   27,322         7.10%     $525,235      $32,990        8.40%
   Securities                               152,902           5,903         5.16        58,847        2,693        6.12
   Interest-earning deposits                 50,715             619         1.63         8,211          227        3.70
   FHLB stock and other                      24,206             700         3.87        15,530          833        7.17
                                           --------      ----------                   --------       ------        -----
   Total interest-earning assets            742,175          34,544         6.22       607,823       36,743        8.08
Non-interest-earning assets
   (including assets of discontinued
    operations)                             227,174                                    473,840
                                           --------                                 ----------
   Total assets                            $969,349                                 $1,081,663
                                           ========                                 ==========

Interest-bearing liabilities (3):
   Deposits                                $544,206      $   12,616         3.10%     $449,766      $16,346        4.86%
   FHLB advances and other                   90,361           3,476         5.14        84,835        3,265        5.15
   Notes payable                              8,775             250         3.81        18,414          851        6.18
                                           --------      ----------                   --------       ------        -----
   Total interest-bearing liabilities       643,342          16,342         3.40       553,015       20,462        4.95
Non-interest bearing deposits                31,272              --                     34,168           --
                                           --------      ----------                   --------       ------
Total including non-interest bearing
   demand deposits                          674,614          16,342         3.24       587,183       20,462        4.66
Other non-interest-bearing liabilities
   (including liabilities of
    discontinued operations)                176,488                                    391,483
                                           --------                                  ---------
   Total liabilities                        851,102                                    978,666
Stockholders' equity                        118,247                                    102,997
                                           --------                                  ---------
   Total liabilities and stock-
      holders' equity                      $969,349                                 $1,081,663
                                           ========                                 ==========
Net interest income; interest
   rate spread                                             $ 18,202         2.82%                   $16,281        3.13%
                                                           ========         ====                    =======        ====
Net interest margin (2)                                                     3.28%                                  3.58%
                    ==                                                      ====                                   ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                               115%                                   110%
                                                                             ===                                    ===

-------------------------
(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.
(3)  This analysis does not reflect borrowings to fund discontinued operations.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

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

Three Months Ended  September 30, 2002 compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 2001
--------

On a consolidated basis, First Defiance had net income of $1.4 million or $.21 per share for the three months ended September 30, 2002 compared to $3.0 million or $0.45 per share in 2001. The 2001 net income included earnings from discontinued operations of $1.7 million or $0.26 per share. Income from continuing operations for the 2001 third quarter was $1.2 million or $0.19 per share.

Net Interest Income. Net interest income from continuing operations for the quarter ended September 30, 2002 was $6.2 million compared to $5.3 million for the same period in 2001. Net interest margin for the 2002 third quarter was 3.15% compared to 3.71% for the same period in 2001.

Total interest income from continuing operations increased by $709,000 to $12.2 million for the three months ended September 30, 2002 from $11.5 million for the three months ended September 30, 2001. Interest on loans decreased $1.4 million to $9.3 million in the third quarter of 2002 from $10.6 million in the third quarter of 2001. The decrease in interest from loans was due to a reduction in the yield on loans between the third quarter of 2001 and the third quarter of 2002. The yield on First Defiance's loan portfolio declined from 8.10% for the three months ended September 30, 2001 to 6.88% for the same period in 2002 because of falling interest rates over that time period. The Company also has experienced a change in the mix of its loan portfolio as commercial loans and non-residential real estate loans were $298.6 million at September 30, 2002, up from $257.7 million at December 31, 2001. During that same time one- to four-family residential loans, excluding loans held for sale, declined from $172.1 million to $161.8 million. The decline in the one- to four-family residential loan portfolio is the result of increased mortgage loan refinance activity. The Company sells most of its new mortgage loan originations into the secondary market.

Interest earnings from the investment portfolio and interest-earning deposits increased $1.9 million to $2.7 million for the three months ended September 30, 2002 compared to $833,000 for the same period in 2001. The increase is due to the proceeds received from the sale of The Leader. The average balance of securities for the 2002 third quarter increased to $216.8 million from $56.8 million for the same period in 2001. In addition, First Defiance held an average of $42.2 million in overnight or interest-earning deposit accounts for the three months ended September 30, 2002 as The Leader sale proceeds were not fully invested.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Interest expense from continuing operations decreased by $218,000, to $6.0 million for the third quarter of 2002 compared to $6.2 million for the same period in 2001. The decrease is due primarily to a 113 basis point decrease in the average cost of interest-bearing liabilities, from 4.52% for the third quarter of 2001 to 3.39% in the third quarter of 2002. The average balances of interest-bearing liabilities increased $154.0 million from $542.0 million third quarter of 2001 to $696.0 million in the third quarter of 2002. The average balance sheets and income statements have been adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. Therefore, the average interest-bearing liabilities reflect only those funds attributable to First Defiance's continuing operations.

Provision for Loan Losses. The provision for loan losses increased $114,000, to $386,000 for the three-months ended September 30, 2002 from $272,000 during the same period in 2001. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. Management believes the balance of the allowance for loan losses is appropriate.

Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                          September 30,   December 31,
                                                              2002           2001
                                                              ----           ----
     Non-accrual loans                                     $   3,287      $   2,255
     Loans over 90 days past due and still accruing               --             --
                                                           ---------      ---------
     Total non-performing loans                                3,287          2,255
     Real estate owned (REO)                                     371            136
                                                           ---------      ---------
     Total non-performing assets                           $   3,658      $   2,391
                                                           =========      =========

     Allowance for loan losses as a
         percentage of total loans                              1.33%          1.29%
     Allowance for loan losses as a
         percentage of non-performing assets                  198.36%        273.86%
     Allowance for loan losses as a
         percentage of  non-performing loans                  220.75%        290.38%
     Total non-performing assets as a percentage
         of total assets from continuing operations             0.42%          0.37%
     Total non-performing loans as a
         percentage of total loans                              0.60%          0.45%

Of the $3.3 million in non-accrual loans, $2.7 million were commercial loans or non-residential real estate loans and $490,000 were residential mortgage loans. The allowance for loan losses at September 30, 2002 was $7.3 million compared to $6.5 million at both September 30, 2001 and December 31, 2001. For the quarter ended September 30, 2002, First Defiance charged off $212,000 of loans against its allowance and realized recoveries of $54,000 from

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

loans previously charged off. During the same quarter in 2001, First Defiance charged off $269,000 in loans and realized recoveries of $56,000.

Non-Interest Income. Non-interest income increased $806,000 in the third quarter of 2002, to $3.3 million for the quarter ended September 30, 2002 from $2.5 million for the same period in 2001. Individual components of non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans increased $512,000 to $1.2 million for the three months ended September 30, 2002 from $667,000 during the 2001 third quarter. The increase is due to high mortgage loan origination activity in the low interest rate environment. While the Company exited the mortgage banking business at the national level with the sale of The Leader, the origination and servicing of mortgage loans continues to be a core activity of First Federal in its local market areas.

Service Fees. Loan and deposit fees increased $192,000 to $968,000 for the quarter ended September 30, 2002 from $776,000 for the quarter ended September 30, 2001. Increases occurred primarily in loan servicing fees on sold loans, debit card interchange fees, and checking NSF fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $70,000 to $810,000 in the third quarter of 2002 from $740,000 in the same period of 2001. Increases occurred in the property and casualty lines as well as income from the sale of securities and annuities.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock and other miscellaneous charges, increased to $314,000 for the quarter ended September 30, 2002 from $282,000 for the same period in 2001.

Non-Interest Expense. Total non-interest expense increased $1.6 million to $7.2 million for the quarter ended September 30, 2002 from $5.6 million for the same period in 2001. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $587,000 to $3.63 million for the quarter ended September 30, 2002 from $3.04 million for the same period in 2001. The increase was the result of an increase in staffing, including several support positions at central operations, staff increases at several banking centers due to growing volumes, and the addition of a commercial loan origination office in the Toledo, Ohio market which commenced operations in May of 2002. Compensation and benefits also increased due to cost of living and merit increases for existing employees which averaged approximately 4%, higher level of sales commissions at First Insurance due to higher commission premium income and a $231,000 increase in the estimated cost of First Defiance's self-insured group health insurance plan.

Amortization and Impairment of Mortgage Servicing Rights. Amortization of mortgage servicing rights ("MSR's") totaled $512,000 in the 2002 third quarter compared to $257,000 in the 2001 third quarter, the result of significant refinancing activity in the First Federal loan servicing portfolio. Also, the Company recognized a $521,000 adjustment for impairment in the

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

value of its MSR portfolio during the 2002 third quarter, the result of the decline in the market value of MSRs in the face of falling interest rates and increased prepayment speeds on mortgage loans in general. There was no impairment recognized in the third quarter of 2001. First Defiance has a total impairment reserve of $1.6 million recorded against an asset with a book value before reserves of $3.3 million at September 30, 2002. That portfolio represents approximately 4,000 loans with unpaid balances of approximately $290.5 million.

Amortization of Goodwill. First Defiance is no longer required to recognize goodwill amortization as an expense. Such amortization totaled $79,000 in the third quarter of 2001. (See Note 4 to the Consolidated Condensed Financial Statements).

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) increased to $2.5 million for the quarter ended September 30, 2002 from $2.3 million for the same period in 2001.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 29.13% for the quarter ended September 30, 2002 compared to 33.37% for the same period in 2001. The reduction in the effective tax rate is a result of investing approximately $26.5 million in municipal securities which are exempt from federal tax. At September 30, 2001, First Defiance had only $8.5 million invested in tax exempt securities.

As a result of the above factors, income from continuing operations for the quarter ended September 30, 2002 was $1.4 million compared to $1.2 million for the comparable period in 2001. On a per share basis, basic and diluted earnings per share for the three months ended September 30, 2002 from continuing operations were each $0.22 and $.21, respectively, compared to $0.19 and $0.19, respectively, for the quarter ended September 30, 2001.

Discontinued Operations. Discontinued operations for the 2001 third quarter period, which represents net income earned by The Leader's operations, were $1.7 million or $0.26 per share. There was no income from discontinued operations for the 2002 third quarter.

Nine months ended September 30, 2002 compared to nine months ended September 30,
--------------------------------------------------------------------------------
2001
----

On a consolidated basis, First Defiance had net income of $12.8 million or $1.92 per share for the nine months ended September 30, 2002 compared to $8.6 million or $1.31 per share in 2001. Income before the cumulative effect of a change in accounting for goodwill was $13.0 million, or $1.95 per share for the nine months ended September 30, 2002 and income from continuing operations totaled $3.7 million or $0.55 per share for the 2002 nine month period, compared to $3.6 million or $0.55 per share for the same period in 2001.

Because the continuing operations of First Defiance do not reflect the reinvestment of any of the proceeds from the sale of The Leader for the first three months of 2002, management does not believe the results of continuing operations for the first nine months of 2002

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

accurately   represent  what  the  results  of  First  Defiance  will  be  on  a going-forward basis. See the Pro Forma Income Statement section of Management's Discussion and Analysis.

Net Interest Income. Net interest income from continuing operations for the nine months ended September 30, 2002 was $17.5 million compared to $15.4 million for the same period in 2001. Net interest margin for the first nine months of 2002 was 3.28% compared to 3.58% for the same period in 2001.

Total interest income from continuing operations decreased $2.1 million from $35.9 million for the nine months ended September 30, 2001 to $33.8 million for the nine months ended September 30, 2002. Interest on loans decreased $5.7 million to $27.3 million in the first three quarters of 2002 from $33.0 million in the first three quarters of 2001. The decrease in interest from loans was due to a reduction in both the average balance of loans outstanding and the yields on those loans between the first nine months of 2001 and the first nine months of 2002. The year to date average balance of loans decreased $10.9 million to $514.4 million in the 2002 period from $525.2 in 2001. The decrease is due to the decrease in the year to date average balance of mortgage loans, a result of heavy refinance activity over the period. The yield on First Defiance's loan portfolio declined from 8.40% for the nine months ended September 30, 2001 to 7.10% for the same period in 2002 because of falling interest rates over that time period.

Interest earnings from the investment portfolio and interest-earning deposits increased $3.2 million to $5.9 million for the nine months ended September 30, 2002 compared to $2.7 million for the same period in 2001. The increase is due to the reinvestment of the proceeds received from the sale of The Leader. The average balance of securities for the nine-month period in 2002 increased to $203.6 million from $67.1 million for the same period in 2001.

Interest expense from continuing operations decreased by $4.2 million, to $16.3 million for the first nine months of 2002 compared to $20.5 million for the same period in 2001. The decrease is due primarily to a 155 basis point decrease in the average cost of interest-bearing liabilities, from 4.95% for the first nine months of 2001 to 3.40% in the first nine months of 2002. The average balances of interest-bearing liabilities increased $90.3 million from $553.0 million in the first nine months of 2001 to $643.3 million in the same period of 2002. The average balance sheet and income statement have been adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. Therefore, the average interest-bearing liabilities reflect only those funds related to First Defiance's continuing operations.

Provision for Loan Losses. The 2002 provision for loan losses totaled $1.1 million, an increase of $465,000 from the 2001 provision. That increase was due both to the continued change in mix in the loan portfolio from mortgage loans to commercial loans and non-residential real estate loans, and an increase in non-performing loans since December 31, 2001. First Defiance charged off $590,000 of loans against its allowance for loan losses for the nine-month period ended September 30, 2002 and realized recoveries of $174,000 from loans previously charged off. During the same period in 2001, First Defiance charged off $626,000 in loans and realized recoveries of $175,000.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Non-Interest Income. Non-interest income increased $1.2 million in the first nine months of 2002, to $8.4 million from $7.2 million for the same period in 2001. Individual components of non-interest income are as follows:

Service Fees. Loan and deposit fees increased $564,000 to $2.7 million for the nine months ended September 30, 2002 from $2.2 million for the nine months ended September 30, 2001. Increases occurred primarily in loan servicing fees on sold loans, commercial loan fees, debit card interchange fees, and NSF fees.

Insurance and Investment Sales Commissions. Insurance and investment sales commission income increased $324,000 to $2.5 million in the first nine months of 2002 from $2.2 million in the same period of 2001. Increases occurred in the property and casualty lines as well as income from the sale of securities and annuities. Insurance commissions also include $84,000 related to the placement of force-placed insurance for The Leader. This portion of First Insurance's income is not recurring with the sale of The Leader. First Insurance also incurred $67,000 of related expense associated with the force-placed insurance which also will not be recurring.

Gains on Sale of Loans. Gains from the sale of residential mortgage loans increased to $2.3 million during the first nine months of 2002 from $2.0 million during that period in 2001, an increase of $285,000 or 14.5%. This is due to significant mortgage origination activity.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock and other miscellaneous charges, increased to $938,000 for the nine months ended September 30, 2002 from $894,000 million for the same period in 2001.

Non-Interest Expense. Total non-interest expense increased $2.9 million to $19.5 million for the nine months ended September 30, 2002 from $16.6 million for the same period in 2001. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $1.4 million to $10.4 million year to date in 2002 from $9.0 million for the same period in 2001. This increase was due to an increase in the overall size of staff, merit and cost of living increases which were approximately 4% on average, higher sales commission expense at First Insurance and higher group health insurance costs.

Amortization and Impairment of Mortgage Servicing Rights. Amortization of MSRs totaled $777,000 in the nine months ended September 30, 2002 compared to $630,000 in the same period of 2001. The Company also recorded adjustments totaling $785,000 during the first nine months of 2002 to reflect impairment in the value of MSRs. There was no impairment recognized in the first nine months of 2001. Impairment results from a decline in the market value of MSRs principally due to falling interest rates

Amortization of Goodwill. During 2002, First Defiance adopted the provisions of FAS No. 142, Goodwill and Other Intangible Assets. As required under the standard, management evaluated goodwill recorded at First Insurance for the purpose of measuring impairment and determined that such goodwill was impaired by $238,000 ($194,000 or $0.03 per share after

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

tax) as of January 1, 2002. As permitted, this amount is reflected in the income statement as the cumulative effect of a change in accounting principle. In addition to the $238,000 of impaired goodwill, during the first quarter First Defiance paid additional consideration of $200,000 to settle a contingent payout clause under its agreement to acquire First Insurance. The impairment of the goodwill created by that settlement was recorded as an operating expense during the 2002 first quarter. Amortization expense recognized by First Defiance in the first half of 2001 totaled $234,000. Such amortization is no longer required. (See Note 4 to the Consolidated Condensed Financial Statements).

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) increased to $7.3 million for the nine months ended September 30, 2002 from $6.7 million for the same period in 2001.

The effective tax rate for the nine months ended September 30, 2002 was 31.3% compared to 33.2% for the nine months ended September 30, 2001. The 2002 effective rate is lower because of an increase in tax exempt municipal securities in the investment portfolio.

As a result of the above factors, income from continuing operations for the nine months ended September 30, 2002 was $3.66 million compared to $3.65 million for the comparable period in 2001. On a per share basis, basic and diluted earnings per share from continuing operations were $0.57 and $0.55, respectively, for both the 2002 and 2001 nine-month periods.

Discontinued Operations. Income from discontinued operations for the nine months ended September 30, 2002 totaled $9.3 million or $1.46 per share. It was comprised of the $7.7 million after-tax gain recognized from the sale of The Leader, $2.0 million of net income earned by The Leader prior to the sale, and an after-tax charge of $350,000 relating to prepayment penalties incurred in the retirement of certain FHLB advances. Discontinued operations from the 2001 nine month period were $3.2 million or $0.49 per share which represents net income of The Leader for that period, net of inter-company financing charges.

Liquidity and Capital Resources
-------------------------------

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements. With the completion of the sale of The Leader early in the second quarter, First Defiance has a significant amount of liquidity.

First Defiance used $54.1 million of cash from operating activities during the first nine months of 2002. Excluding discontinued operations, First Defiance used $18.9 million of cash from operations during that same period. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, goodwill write-offs, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------


existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At September 30, 2002, First Defiance had $77.1 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $83.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $8.9 million of loans held-for-sale. Also as of September 30, 2002, the total amount of certificates of deposit that are scheduled to mature by September 30, 2003 is $223.8 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Upon the sale of The Leader, First Defiance had net investable funds of approximately $365 million. Of this, $81.5 million was used to pay off FHLB overnight advances and $19.6 million was used to pay off term debt. Management also elected to prepay $25 million of fixed rate FHLB advances, incurring a prepayment penalty of $539,000 in the 2002 second quarter discontinued operations. Approximately $170 million of the funds from the sale of The Leader were added to the investment portfolio, with $130 million of those funds invested long term to earn a yield of 5.65% and the balance invested in short-term or overnight securities in anticipation of rising rates. The balance of the proceeds from the sale of The Leader have been used to fund loan growth and brokered CD runoff.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. Such investments are not classified as high risk at September 30, 2002 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2002.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

                                                           Core Capital             Risk-Based Capital
                                                      Adequately       Well       Adequately       Well
                                                     Capitalized   Capitalized   Capitalized   Capitalized

  Regulatory capital                                   $110,544      $110,544      $117,523      $117,523
  Minimum required regulatory capital                    33,958        42,448        44,646        55,808
                                                       --------      --------      --------      --------
  Excess regulatory capital                             $76,586       $68,096       $72,877      $ 61,715

  Regulatory capital as a percentage of assets (1)         13.0%         13.0%         21.1%         21.1%
  Minimum  capital  required  as  a  percentage  of         4.0%          5.0%          8.0%         10.0%
  assets                                               --------      --------      --------      --------
  Excess  regulatory  capital  as a  percentage  of         9.0%          8.0%         13.1%         11.1%
  assets                                               --------      --------      --------      --------


(1)  Core capital is computed as a percentage of adjusted total assets of $849.0
     million.   Risk-based   capital  is  computed  as  a  percentage  of  total
     risk-weighted assets of $558.1 million.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Pro Forma Income Statement
--------------------------

Management does not believe that year-to-date income from continuing operations for the nine months ended September 30, 2002, as presented in the consolidated condensed financial statements, accurately represents what the results of operations for First Defiance will be on a going-forward basis because the continuing operations results for the first three months of 2002 do not reflect the reinvestment of any of the proceeds from the sale of The Leader.

The following pro-forma income statement for the nine months ended September 30, 2002 attempts to present what First Defiance's results from continuing operations would have been had the sale of The Leader occurred as of January 1, 2002 and the proceeds from the sale fully invested for the entire quarter. Management has estimated that the additional assets added to the balance sheet as a result of the sale of The Leader would have been reinvested to yield a weighted average rate of 4.44% for the period from January 1, 2002 to April 1, 2002. Also, to the extent possible, management has assumed that proceeds of the sale have been used to prepay advances. Dollars are in thousands (except per share amounts).

                                                           Continuing Operations
                                                Pro Forma       As Reported

        Interest income                          $36,887          $33,844
        Interest expense                          18,858           16,342
                                                 -------          -------
        Net interest income                       18,029           17,502
        Provision for loan losses                  1,124            1,124
                                                 -------          -------
        Net interest after provision              16,905           16,378
        Non-interest income                        8,433            8,433
        Non-interest expense                      19,489           19,489
                                                 -------          -------

        Income before income taxes                 5,849            5,322
        Income taxes                               1,852            1,667
                                                 -------          -------
        Net income from continuing operations     $3,997           $3,655
                                                 =======          =======
        Net income per share from continuing
           operations                              $0.60            $0.55
                                                 =======          =======

FDIC Insurance
--------------

The deposits of First Federal are currently insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance to commercial bank depositors. Both the SAIF and BIF are required by law to maintain a reserve ratio of 1.25% of insured deposits. First Federal's annual deposit insurance premiums for 2002 are approximately $0.017 per $100 of deposits.

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

Item 4. Controls and Procedures
-------------------------------

The Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14 as of a date within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

                                             First Defiance Financial Corp.
                                             (Registrant)


Date:  November 12, 2002                     By:   /s/ William J. Small
       -----------------                        --------------------------------
                                                   William J. Small
                                                   Chairman, President and
                                                   Chief Executive Officer


Date:  November 12, 2002                     By:   /s/ John C. Wahl
       -----------------                        --------------------------------
                                                   John C. Wahl
                                                   Senior Vice President, Chief
                                                   Financial Officer and
                                                   Treasurer

                         First Defiance Financial Corp.
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATION
                                 -------------

I, William J. Small, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Defiance Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
      -----------------
                                                     /s/ William J. Small
                                                         -------------------
                                                         William J. Small
                                                         Chief Executive Officer

                                 CERTIFICATION
                                 -------------

I, John C. Wahl, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Defiance Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
      -----------------
                                                    /s/ John C. Wahl
                                                        -------------------
                                                        John C. Wahl
                                                        Chief Financial Officer
                                       36