Form 10-K
FIRST DEFIANCE FINANCIAL CORP
filed 2003-03-21
CIK 946647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year Ended December 31, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26850

                                 ---------------

                         FIRST DEFIANCE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                                 ---------------

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

Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes |X| No |_|

As of March 7, 2003, there were issued and outstanding 6,357,759 shares of the Registrant's common stock.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 28, 2002 was approximately $136.5 million and as of March 7, 2003 was approximately $124.9 million.

                                 ---------------

                       Documents Incorporated by Reference

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 are incorporated by reference into
Part III thereof.

================================================================================

                                     PART I

Item 1. Business

      First Defiance Financial Corp. (First Defiance or the Company) is a unitary thrift holding company that, through its subsidiaries (the "Subsidiaries") focuses on traditional banking and property and casualty, life and group health insurance products. The Company's traditional banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. The Company's insurance activities consist primarily of commissions relating to the sale of property and casualty, life and group health insurance and investment products.

      At December 31, 2002, the Company had consolidated assets of $884.2 million, consolidated deposits of $599.6 million, and consolidated stockholder's equity of $120.1 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

      First Defiance previously owned The Leader Mortgage Company ("The Leader"), a mortgage banking company located in Cleveland, Ohio. Effective April 1, 2002, First Defiance sold The Leader to U.S. Bank Home Mortgage, a unit of U.S. Bank. The gain from the sale of that business, as well as all operating results associated with The Leader, are reported as results of discontinued operations for all periods. The results of operations of the subsidiaries and the holding company are reflected in continuing operations.

      First Defiance's Internet site, www.fdef.com contains a hyperlink under the Investor Relations section to EDGAR where the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after First Defiance has filed the report with the SEC

      The Subsidiaries

      The Company's core business operations are conducted through the following
Subsidiaries:

      First Federal Bank of the Midwest: First Federal Bank of the Midwest (First Federal) is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through its main office and fourteen full service branch offices in Defiance, Fulton, Hancock, Henry, Paulding, Seneca, Williams and Wood Counties in northwest Ohio, as well as a loan production office in Lucas County. First Federal's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). First Federal is a member of the Federal Home Loan Bank (FHLB) System.

      First Federal is primarily engaged in community banking. It attracts deposits from the general public through its offices and uses those and other available sources of funds to originate residential real estate loans, non-residential real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, First Federal invests in

U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, including REMICs and CMOs and corporate bonds.

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

      First Defiance's investment portfolio includes 12 CMO and REMIC issues totaling $24.0 million, all of which are fully amortizing securities. All such investments are considered derivative securities. None of First Defiance's investments are considered to be high risk and management does not believe the risks associated with these investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance does not invest in off-balance sheet derivative securities.

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

      The amortized cost and fair value of securities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Money market mutual funds and other mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                                                    Contractually Maturing                                      Total
                        ---------------------------------------------------------------------------------------------------
                                   Weighted            Weighted            Weighted            Weighted
                         Under 1    Average   1 - 5     Average   6-10      Average  Over 10    Average
                          Year       Rate     Years      Rate     Years      Rate     Years      Rate     Amount      Yield
                        ---------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Mortgage-backed
   securities            $    --        --   $    25      9.24%  $ 2,988      5.23%  $15,488      5.72%  $ 18,501      5.65%
Corporate bonds            3,263      6.71    20,386      5.93     2,071      6.50        --        --     25,720      6.08
REMICs and CMOs               --        --        --        --     5,037      5.95    18,979      5.88     24,016      5.89
U.S. Government and
   federal agency
   obligations             4,484      5.56    37,396      5.21    52,580      5.97     1,002      4.00     95,462      5.43
Obligations of
   states and
   political
   subdivisions              495      2.83     4,513      5.20    17,164      4.47     8,307      5.12     30,479      4.73
Trust preferred
   stock                      --        --        --        --        --        --     7,238      5.37      7,238      5.37
                         -------             -------             -------             -------             --------
Total                    $ 8,242             $62,320             $79,840             $51,014              201,416
                         =======             =======             =======             =======
Mutual funds                                                                                                2,109
Equity securities                                                                                              69
Unrealized gain
   on securities
   available for
   sale                                                                                                     9,931
                                                                                                         --------
Total                                                                                                    $213,525
                                                                                                         ========

The carrying value of investment securities is as follows:

                                                                 December 31
                                                           2002      2001      2000
                                                        ----------------------------
                                                                (In Thousands)
Available-for-Sale Securities:
   Corporate bonds                                      $ 27,453   $ 9,616   $11,884
   U. S. Treasury and other U. S. Government
     agencies and corporations                           101,833    18,613    17,934
   Obligations of state and political
     subdivisions                                         31,115     8,251     6,018
   Other                                                  49,203    12,211    17,014
                                                        ----------------------------
Total                                                   $209,604   $48,691   $52,850
                                                        ============================

Held-to-Maturity Securities:
   U. S. Treasury and other U. S. Government agencies
     and corporations                                   $  3,331   $ 4,950   $ 6,928
   Obligations of state and political
     subdivisions                                            590       630       769
                                                        ----------------------------
Total                                                   $  3,921   $ 5,580   $ 7,697
                                                        ============================

      For additional information regarding First Defiance's investment portfolio refer to Note 6 to the consolidated financial statements.

Interest-Bearing Deposits

      First Defiance had interest-earning deposits in the FHLB of Cincinnati amounting to $1.5 million and $478,000 at December 31, 2002 and 2001, respectively.

Residential Loan Servicing Activities

      Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company's balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2002, First Federal serviced 4,296 loans totaling $324.9 million. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans.

      As compensation for its mortgage servicing activities, the Company receives servicing fees, usually 0.25% per annum of the loan balances serviced, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, the Company receives no servicing fees until the default is cured.

      The following table shows the delinquency statistics for the mortgage loans serviced by the Company as of the dates presented. Information for years prior to 2001 is not available.

                                    As of December 31
                        ---------------------------------------------
                               2002                   2001
                        ---------------------------------------------
                        Number   Percentage    Number    Percentage
                          of    of Servicing     of     of Servicing
                        Loans   Portfolio (2)  Loans    Portfolio (2)
                        ---------------------  ----------------------

Loans delinquent
  for:
   30-59 days               4       0.09%        21        0.65%
   60-89 days               1       0.02          1        0.03
   90 days and over         1       0.02          3        0.09
                        --------------------------------------------
Total delinquencies         6       0.13%        25        0.77%
                        ============================================
Foreclosures               --         --          1        0.03%
                        ============================================

      The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

                                           As of December 31
                                2002                               2001
                   -----------------------------------------------------------------------
                                         Percentage                            Percentage
                    Number   Aggregate  of Aggregate    Number    Aggregate   of Aggregate
                      of     Principal    Principal      of       Principal    Principal
       Rate          Loans    Balance      Balance      Loans      Balance      Balance
       ----        -----------------------------------------------------------------------
                                         (Dollars in Thousands)
Less than 5.00%         6     $    967       0.30%         --     $     --          --
5.00% - 5.99%       1,010       91,620      28.20          61        7,426        3.36%
6.00% - 6.99%       2,005      156,888      48.28       1,309       99,647       45.05
7.00% - 7.99%       1,092       66,835      20.57       1,492       95,557       43.21
8.00% - 8.99%         178        8,408       2.59         335       18,058        8.17
9.00% and over          5          206       0.06          10          457        0.21
                   -----------------------------------------------------------------------
Total               4,296     $324,924     100.00%      3,207     $221,145      100.00%
                   =======================================================================

      Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

                                    2002                                      2001
                  -----------------------------------------------------------------------------------
                                                  Percent                                    Percent
                                                    of                                         of
                   Number   Percent     Unpaid    Unpaid     Number    Percent     Unpaid    Unpaid
                     of    of Number  Principal  Principal     of     of Number  Principal  Principal
    Maturity       Loans    of Loans    Amount    Amount     Loans     of Loans    Amount    Amount
    --------      -----------------------------------------------------------------------------------
                                                  (Dollars in Thousands)
1-5 years             154      3.58%  $   8,956      2.76%      59        1.84    $    676      0.31%
6-10 years            560     13.04      38,098     11.73      397       12.38      19,303      8.73
11-15 years         1,652     38.45     115,385     35.51    1,194       37.23      78,623     35.55
16-20 years           605     14.08      49,694     15.29      380       11.85      28,136     12.72
21-25 years            92      2.14       5,503      1.69      115        3.59       6,646      3.01
More than 25 years  1,233     28.71     107,288     33.02    1,062       33.11      87,761     39.68
                  -----------------------------------------------------------------------------------
Total               4,296    100.00%  $ 324,924    100.00%   3,207      100.00%   $221,145    100.00%
                  ===================================================================================

Lending Activities

      General. A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose". At December 31, 2002, First Federal's limit on loans-to-one borrower was $16.6 million and its five largest loans or groups of loans to one borrower, including related entities, were $12.6 million, $10.9 million, $10.8 million, $10.2 million and $8.9 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2002.

      Loan Portfolio Composition. The net increase in net loans outstanding over the prior year was $76.6 million, ($30.2) million, and $80.2 million in 2002, 2001, and 2000, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

      The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                          December 31
                               ------------------------------------------------------------------------------------------------
                                      2002                2001                2000                1999                1998
                               ------------------------------------------------------------------------------------------------
                                Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                               ------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Real estate:
   One to four family
     residential               $157,691    26.6    $167,764    32.9%   $229,791    42.5%   $203,743    44.3%   $248,784    53.4%
   Five or more family
      residential (1)            32,324     5.5      21,757     4.3      15,686     2.9      11,086     2.4      13,763     3.0
   Non-residential real
     estate (1)                 195,430    33.0     152,274    29.8     120,529    22.3      12,571     2.7      16,436     3.5
   Construction                  15,357     2.6       7,875     1.5       9,627     1.8       7,808     1.7       8,258     1.8
                               ------------------------------------------------------------------------------------------------
Total real estate loans        $400,802    67.7     349,670    68.5     375,633     695     235,208    51.1     287,241    61.7

Other:
   Consumer finance              37,562     6.3      40,721     8.0      52,113     9.6      64,183    13.9      87,168    18.7
   Commercial (1)               104,070    17.6      83,690    16.4      81,138    15.0     138,125    30.0      70,109    15.1
   Home equity and
     improvement                 49,889     8.4      36,179     7.1      31,836     5.9      22,781     4.9      18,168     3.9
   Mobile home                       17      --          12      --          29      --          46      --       3,117     0.6
                               ------------------------------------------------------------------------------------------------
Total non-real estate loans     191,538    32.3     160,602    31.5     165,116    30.5     225,135    48.9     178,562    38.3
                               ------------------------------------------------------------------------------------------------
Total loans                     592,340   100.0%    510,272   100.0%    540,749   100.0%    460,343   100.0%    465,803   100.0%
                                          =====               =====               =====               =====               =====
Less:
   Loans in process               7,255               2,887               3,415               3,291               3,250
   Deferred loan
     origination fees             1,212               1,024               1,041                 764                 612
   Allowance for loan losses      7,496               6,548               6,330               6,504               8,596
                               --------            --------            --------            --------            --------
Net loans                      $576,377            $499,813            $529,963            $449,784            $453,345
                               ========            ========            ========            ========            ========

(1) For 1999 and 1998, most non-residential real estate loans were reported with all other commercial loans.

      Included above, First Defiance had $15.3 million and $672,000 in loans classified as held for sale at December 31, 2002 and 2001 respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for both years presented. This information for years prior to 2001 is not available.

      Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of gross loans maturing in First Defiance's portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                           Due 3-5   Due 5-10  Due 10-15   Due 15+
                        Due        Due      Years      Years     Years      Years
                       Before    Before     After      After     After      After
                      12/31/03  12/31/04   12/31/02  12/31/02   12/31/02   12/31/02   Total
                      -----------------------------------------------------------------------
                                                      (In Thousands)
Real estate           $ 64,356   $29,304   $ 65,448   $184,329   $30,150   $27,215   $400,802
Non-real estate:
   Commercial           52,965    12,339     29,377      8,897       160       332    104,070
   Home equity and
     improvement         1,628       749      5,827      1,742       568    39,375     49,889
   Mobile home              --        --         --         --        --        17         17
   Consumer finance     15,252     9,252     12,690        292        68         8     37,562
                      -----------------------------------------------------------------------
Total                 $134,201   $51,644   $113,342   $195,260   $30,946   $66,947   $592,340
                      =======================================================================

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

      The following table sets forth the dollar amount of gross loans due after one year from December 31, 2002 which have fixed interest rates or which have floating or adjustable interest rates.

                                Floating or
                      Fixed     Adjustable
                      Rates        Rates        Total
                    ----------------------------------
                              (In Thousands)

Real estate         $ 83,102     $253,344     $336,446
Commercial            23,110       27,995       51,105
Other                 29,647       40,941       70,588
                    ----------------------------------
                    $135,859     $322,280     $458,139
                    ==================================

      Originations, Purchases and Sales of Loans. The lending activities of First Defiance are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from existing customers, real estate brokers, developers, builders, and existing customers; newspapers and radio advertising; and walk-in customers.

      First Defiance's loan approval process for all types of loans is intended to assess the borrowers ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan.

      A commercial loan application is first reviewed and underwritten by one of the commercial loan officers, who may approve credits within their lending limit. Credits exceeding an individual's lending limit must be approved by another loan officer with limits sufficient to cover the exposure. All credits which exceed $100,000 in aggregate exposure must be presented for review or approval to the Senior Loan Committee comprised of senior lending personnel. Credits which exceed $500,000 in aggregate exposure must be presented for approval to the Executive Loan Committee, a committee of First Federal's Board of Directors.

      A mortgage loan is initially reviewed by a mortgage loan originator. Approval for conforming mortgage loans which are sold to the secondary market occurs centrally by the Senior Vice President of Mortgage Lending or approved underwriters. Non-conforming mortgage loans must be approved by either the Senior Vice President of Mortgage Lending or the Chief Lending Officer.

      Consumer loan officers underwrite and may approve direct consumer credits within their lending limits. Credits exceeding an officer's lending limits must be approved by another loan officer with limits sufficient to cover the exposure. All indirect consumer credits are underwritten and approved by a centralized underwriting department.

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

      Adjustable-rate loans represented 14.80% of First Defiance's total originations of mortgage loans in 2002 compared to 2.31% and 8.96% during 2001 and 2000, respectively.

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

      The following table shows total loans originated, loan reductions, and the net increase in First Defiance's total loans during the periods indicated:

                                            Years ended December 31
                                        2002         2001          2000
                                      ----------------------------------
                                                (In Thousands)
Loan originations:
   Single family residential          $241,138    $ 202,528     $ 62,948
   Multi-family residential (1)         58,111       50,507       31,118
   Non-residential real estate (1)      98,116       76,680       47,937
   Construction                         17,751        9,693       12,665
   Commercial                           86,329       68,881       87,858
   Home equity and improvement          32,310       20,521       13,832
   Consumer finance                     23,112       18,783       22,846
                                      ----------------------------------
Total loans originated                 556,867      447,593      279,204

Loan reductions:
   Loan pay-offs                       190,485      242,468      125,092
   Mortgage loans sold                 207,348      187,969       34,952
   Periodic principal repayments        82,470       47,306       38,981
                                      ----------------------------------
                                       480,303      477,743      199,025
                                      ----------------------------------
Net increase in total loans           $ 76,564    $ (30,150)    $ 80,179
                                      ==================================

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

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2002, in dollar amount and as a percentage of First Defiance's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                           30 to 59 Days       60 to 89 Days     90 Days and Over          Total
                        ------------------  ------------------  ------------------  -------------------
                        Amount  Percentage  Amount  Percentage  Amount  Percentage  Amount   Percentage
                        ------------------  ------------------  ------------------  -------------------
                                                     (Dollars in Thousands)
Single-family
   residential          $  624     0.11%    $  175     0.03%    $  404     0.07%    $ 1,203     0.21%
Non-residential and
   Multi-
  family residential     3,210     0.56        922     0.16      1,217     0.21       5,349     0.93
Home equity and
  improvement              678     0.12         19       --          5       --         702     0.12
Consumer finance           339     0.06         49     0.01         20       --         408     0.07
Commercial               1,473     0.25        100     0.02        879     0.15       2,452     0.42
                        -------------------------------------------------------------------------------
Total                   $6,324     1.10%    $1,265     0.22%    $2,525     0.43%    $10,114     1.75%
                        ===============================================================================

      Non-Performing Assets. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collectibility of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral, if collateral dependent. If the measure of the impaired loan is less than the recorded investment, First Defiance will recognize impairment by creating a valuation allowance.

      This policy excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. Loans having recorded investments of $593,000, $370,000 and $95,000 were considered impaired as of December 31, 2002, 2001 and 2000, respectively. There was $46,000 of interest received and recorded in income during 2002 related to impaired loans including interest received and recorded in income prior to such impaired loan designation. There was $40,000 recorded in 2001 and no amounts recorded in 2000. Unrecorded interest income based on the loan's contractual terms on these impaired loans and all non-performing loans in 2002, 2001 and 2000 was $93,000, $67,000, and $80,000, respectively. The average recorded investment in impaired loans during 2002, 2001 and 2000 was $697,000, $501,000, and $135,000, respectively. The total allowance for loan losses related to these loans was $359,000, $202,000 and $95,000 at December 31, 2002, 2001 and 2000, respectively.

      Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at the lower of the restated loan balance, less any allowance for loss, or fair value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of property exceeds its estimated net realizable value.

      As of December 31, 2002, First Defiance's total non-performing loans amounted to $2.5 million or 0.43% of total loans, compared to $2.4 million or 0.48% of total loans, at December 31, 2001. Non-performing loans are loans which are more than 90 days past due. The non-performing loan balance includes $240,000 of loans also considered impaired

      The following table sets forth the amounts and categories of First Defiance's non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

                                                                  December 31
                                             2002       2001       2000       1999       1998
                                            --------------------------------------------------
                                                             (Dollars in Thousands)
Non-performing loans:
   Single-family residential                $  404     $1,151     $  671     $  146     $  171
   Non-residential and multi-family
     residential real estate                 1,217        972        572         --         --
   Commercial (1)                              879        110        140        737      1,330
   Mobile home                                  --         --         --         --        180
   Consumer finance                             25        157         66        147        171
                                            --------------------------------------------------
Total non-performing loans                   2,525      2,390      1,449      1,030      1,852

Real estate owned                              175         81         --        136         --
Other repossessed assets                        31         55         41         92        180
                                            --------------------------------------------------
Total repossessed assets                       206        136         41        228        180
                                            --------------------------------------------------
Total non-performing assets                 $2,731     $2,526     $1,490     $1,258     $2,032
                                            ==================================================

Troubled debt restructurings                $   --     $   --     $   --     $   --     $   --
                                            ==================================================
Total non-performing assets as a
   percentage of total assets of
   continuing operations                      0.31%      0.39%      0.22%      0.22%      0.36%
                                            ==================================================
Total non-performing loans and troubled
   debt restructurings as a percentage
   of total loans                             0.43%      0.47%      0.27%      0.22%      0.40%
                                            ==================================================
Total non-performing assets and troubled
   debt restructurings as a percentage
   of total assets                            0.31%      0.39%      0.22%      0.22%      0.36%
                                            ==================================================
Allowance for loan losses as a percent
   of total non-performing assets           274.48%    259.22%    424.83%    517.01%    422.98%
                                            ==================================================

(1) - In 1999 and 1998, non-residential and multi-family real estate loans were included in commercial loans

      In addition to the $2.5 million of loans reported above and the $353,000 of loans considered impaired, which are not included in the loans reported above, there are approximately $4.6 million of performing loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the inclusion of such loans in non-performing loans at some future date.

      Allowance for Loan Losses. First Defiance maintains an allowance for loan losses to absorb probable losses in the loan portfolio. The balance of the allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by First Defiance, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

      At December 31, 2002, First Defiance's allowance for loan losses amounted to $7.5 million compared to $6.5 million at December 31, 2001. As of December 31, 2002 and 2001, $42,000 and $33,000, respectively, constituted an allowance with respect to specific loans or assets held for sale. The following table sets forth the activity in First Defiance's allowance for loan losses during the periods indicated.

                                                                 Years ended December 31
                                                    2002       2001       2000       1999       1998
                                                 -----------------------------------------------------
                                                                 (Dollars in Thousands)
Allowance at beginning of year                     $6,548     $6,330     $6,504     $8,595     $2,686
   Provision for credit losses                      1,451        993        635        155      7,417
   Charge-offs:
     One to four family residential real
       estate                                         110        152         --         --         --
     Commercial real estate                           184        130        182         --         --
     Commercial                                        36        151        155        107         55
     Consumer finance                                 390        599        692      1,364      1,053
     Mobile home                                       --         --          2      1,054        620
                                                -----------------------------------------------------
Total charge-offs                                     720      1,032      1,031      2,525      1,728
   Recoveries                                         217        257        222        279        220
                                                 -----------------------------------------------------
   Net charge-offs                                    503        775        809      2,246      1,508
                                                 -----------------------------------------------------
Ending allowance                                    7,496      6,548      6,330      6,504      8,595
                                                 =====================================================
Allowance for loan losses to total non-
   performing loans at end of year                  296.9%     274.0%     436.9%     631.5%     464.1%
Allowance for loan losses to total loans at
   end of year                                       1.32       1.29       1.17       1.41       1.85
Allowance for loan losses to net charge-offs
   for the year                                  1,490.26     844.90     782.45     289.58     569.96
Net charge-offs for the year to average loans        0.10       0.15       0.16       0.50       0.33

      The following table sets forth information concerning the allocation of First Defiance's allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "Lending Activities-Loan Portfolio Composition."

                                                        December 31
                                     2002                   2001                   2000
                              ------------------------------------------------------------------
                                       Percent of             Percent of             Percent of
                                       total loans            total loans            total loans
                              Amount   by category   Amount   by category   Amount   by category
                              ------------------------------------------------------------------
                                                    (Dollars in Thousands)
Single family residential     $  587       7.8%      $  613       9.3%      $  403       6.4%
Non-residential and
   Multi- family
   residential
   Real estate                 4,293      57.3        2,847      43.5        2,310      36.4
Other:
  Commercial loans             1,729      23.1        1,734      26.5        1,355      21.4
  Mobile home loans                2        --            1        --            1        --
  Consumer and home equity
   and improvement loans         885      11.8        1,353      20.7        2,268      35.8
                              ------------------------------------------------------------------
                              $7,496     100.0%      $6,548     100.0%      $6,337     100.0%
                              ==================================================================

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

      Deposits. First Defiance's deposits are attracted principally from within First Defiance's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $63.7 million at December 31, 2002. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

      To supplement its funding needs, First Defiance also utilizes brokered Certificates of Deposit. Such deposits, which were primarily acquired in prior years to fund operations now discontinued, have maturities ranging from three months to one year. The total balance of brokered certificates of deposit were $26.1 million at December 31, 2002, a reduction from $87.0 million at December 31, 2001. Brokered certificates of deposit are not included in the following tables as they have been reported as part of discontinued operations

      Average balances and average rates paid on deposits are as follows:

                                           Years ended December 31
                               2002                  2001                  2000
                        ------------------    ------------------    -------------------
                         Amount      Rate      Amount      Rate      Amount      Rate
                        ---------------------------------------------------------------
                                            (Dollars in Thousands)
Non-interest bearing
   demand deposits      $ 33,089       --     $ 31,684       --     $ 25,376        --
Interest bearing
   demand deposits       162,664     1.66%     129,470     2.99%      91,934      3.65%
Savings deposits          39,129     0.94       36,670     1.55       43,818      1.69
Time deposits            345,740     3.89      293,130     5.63      301,520      5.74
                        ---------------------------------------------------------------
Totals                  $580,622     2.84     $490,954     4.26%    $450,838      4.75%
                        ===============================================================

      The following table sets forth the maturities of First Defiance's certificates of deposit having principal amounts of $100,000 or more at December 31, 2002.

                                                           (In Thousands)
                                                           --------------
Certificates of deposit maturing in quarter ending:
    March 31, 2003                                            $10,974
    June 30, 2003                                              14,152
    September 30, 2003                                         15,177
    December 31, 2003                                           6,707
    After December 31, 2003                                    31,624
                                                              -------
Total certificates of deposit with
   balances of $100,000 or more                               $78,634
                                                              =======

The following table details the deposit accrued interest payable as of December 31:

                                                    2002         2001
                                                   ------------------
                                                     (In Thousands)

Interest bearing demand deposits and
  money market accounts                            $  23        $  44
Savings Accounts                                      --            2
Certificates                                         301          853
                                                   ------------------
                                                   $ 324        $ 899
                                                   ==================

      For additional information regarding First Defiance's deposits see Note 11 to the financial statements.

      Borrowings. First Defiance may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, non-residential loans and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

      The following table sets forth certain information as to First Defiance's FHLB advances and other borrowings at the dates indicated.

                                                       December 31
                                            2002          2001          2000
                                         --------------------------------------
                                                  (Dollars in Thousands)
Long-term:
   FHLB advances                         $ 146,096     $ 156,302     $ 116,758
     Weighted average interest rate           4.95%         5.12%         6.06%
   Notes                                 $      10     $      49     $      86
     Weighted average interest rate           7.50          7.50%         7.50%

Short-term:
   FHLB advances                         $   3,000     $  40,000     $ 106,500
     Weighted average interest rate           1.50%         4.32%         6.50%
   Revolving borrowings                         --     $  20,675     $  14,273
     Weighted average interest rate             --          3.85%         7.71%
   Securities sold under  agreement
     to repurchase                       $   4,289            --            --
     Weighted average interest rate           1.20%           --            --

      The following table sets forth the maximum month-end balance and average balance of First Defiance's Long-term FHLB advances and other borrowings during the periods indicated.

                                                Years ended December 31
                                            2002          2001          2000
                                         --------------------------------------
                                                 (Dollars in Thousands)
Long-term:
   FHLB Advances:
     Maximum balance                     $ 156,269     $ 196,567     $ 187,371
     Average balance                       140,399       164,692       155,146
     Weighted average interest rate           5.08%         5.25%         5.49%
   Term Borrowings:
     Maximum balance                     $      46     $      82     $     115
     Average balance                            30            68           101
     Weighted average interest rate           7.50%         7.50%         7.50%

      The following table sets forth the maximum month-end balance and average balance of First Defiance's short-term FHLB advances and other borrowings during the periods indicated.

                                                         Years ended December 31
                                                     2002        2002        2002
                                                     ----------------------------
                                                         (Dollars in Thousands)
Short-term:
   FHLB Advances:
     Maximum balance                                $90,500    $111,000    $140,250
     Average balance                                 17,118      62,695      72,384
     Weighted average interest rate                    2.08%       4.32%       6.53%
   Revolving credit agreements:
     Maximum balance                                $21,900    $ 20,647    $ 15,303
     Average balance                                  6,787      18,840       9,616
     Weighted average interest rate                    3.68%       5.62%       7.54%
   Securities sold under agreement to repurchase:
     Maximum balance                                $ 4,298          --          --
     Average balance                                    777          --          --
     Weighted average interest rate                    1.29%         --          --

       First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2002, there was $144.9 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $3.0 million and $40.0 million in short-term advances outstanding at December 31, 2002 and 2001, respectively. At December 31, 2002, $3.0 million was outstanding under First Defiance's Cash Management advance line of credit. The total available under the line is $15.0 million. Additionally, First Defiance has $50.0 million available under a REPO advance line of credit. Amounts are generally borrowed under these lines on an overnight basis.

      As a member of the FHLB of Cincinnati, First Federal must maintain an investment in the capital stock of that FHLB in an amount principally equal to ..15% of total assets plus an amount of at least 2% but no more than 4% of its non-grandfathered mission asset activity (as defined in the FHLB's regulations). First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $17.1 million at December 31, 2002.

      Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

      For additional information regarding First Defiance's FHLB advances and other debt see Notes 12 and 13 to the financial statements.

Employees

      First Defiance had 231 employees at December 31, 2002. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

Competition

      Competition in originating loans arises mainly from other savings associations, commercial banks, and mortgage companies. The distinction among market participants is based primarily on price and, to a lesser extent, the quality of customer service and name recognition. The Company competes for loans by offering competitive interest rates and product types and by seeking to provide a higher level of personal service to mortgage brokers and borrowers than is furnished by competitors. However, First Federal does have a significant market share of the lending markets in which it conducts operations.

      Management believes that First Federal's most direct competition for deposits comes from local financial institutions. The distinction among market participants is based on price and the quality of customer service and name recognition. First Federal's cost of funds fluctuates with general market interest rates. During certain interest rate environments, additional significant competition for deposits may be expected from corporate and governmental debt securities, as well as from money market mutual funds. First Federal competes for conventional deposits by emphasizing quality of service, extensive product lines and competitive pricing.

                                   REGULATION

      General. First Defiance and First Federal are subject to regulation, examination and oversight by the OTS. Because First Federal's deposits are insured by the FDIC, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the OTS and examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner First Federal is subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

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

      The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2002, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                               At December 31, 2002
                               Amount       Percent
                               --------------------
                                  (In Thousands)

Tangible capital               $102,880      11.84%
Requirement                      13,033        1.5
                               --------------------
Excess                         $ 89,847      10.34%
                               ====================

Core capital                   $102,880      11.84%
Requirement                      34,755       4.00
                               --------------------
Excess                         $ 68,125       7.84%
                               ====================

Total capital                  $110,349      18.39%
Risk-based requirement           48,000       8.00
                               --------------------
Excess                         $ 62,349      10.39%
                               ====================

      First Federal's capital at December 31, 2002, meets the standards for a well-capitalized institution.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. .All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act (FRA). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance is an affiliate of First Federal.

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

Item 2. Properties

      At December 31, 2002, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and fourteen other full service banking centers and one loan production office in northwestern Ohio. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio.

      First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio.

      The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2002. See Note 10 to the Consolidated Financial Statements.

                                           Leased/   Net Book Value
      Description/address                   Owned      of Property     Deposits
-------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Main Office, First Federal
601 Clinton Street, Defiance, OH            Owned      $  5,885       $ 221,832

Branch Offices, First Federal
204 E. High Street, Bryan, OH               Owned         1,062         100,169
211 S. Fulton Street, Wauseon, OH           Owned           753          42,279
625 Scott Street, Napoleon, OH              Owned         1,534          68,169
1050 East Main Street, Montpelier, OH       Owned           563          24,069
926 East High Street, Bryan, OH             Owned           106           8,086
1333 Woodlawn, Napoleon, OH                 Owned            63          16,170
825 N. Clinton Street, Defiance, OH         Owned           380          11,598
190 Stadium Dr., Defiance, OH               Leased           59           7,372
905 N. Williams St., Paulding, OH           Owned         1,061          22,401
201 E. High St., Hicksville, OH             Owned           558           9,369
3900 N. Main St., Findlay, OH               Owned         1,392          28,963
11694 N. Countyline St., Fostoria, OH       Owned           888          13,438
1226 W. Wooster, Bowling Green, OH          Owned         1,336          25,658
1690 Woodlands Dr., Maumee, OH              Leased          N/A             N/A

First Insurance & Investments
419 5th Street, Site 1200, Defiance, OH     Leased          N/A             N/A
                                                     --------------------------
                                                       $ 15,640       $ 599,573
                                                     ==========================

Item 3. Legal Proceedings

      First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of securities holders during the fourth quarter of 2002.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      The Company's common stock trades on The Nasdaq Stock Market under the symbol "FDEF." As of March 7, 2003, the Company had 1,574 shareholders of record. The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2002 and 2001.

                                             Year Ending
                   -------------------------------------------------------------
                         December 31, 2002                December 31, 2001
                   -----------------------------    ----------------------------
                     High      Low      Dividend      High      Low     Dividend
                   -----------------------------    ----------------------------

Quarter Ended:
   March 31        $ 17.25   $ 15.12     $ .13      $ 15.63   $ 10.69    $ .12
   June 30           21.44     16.97       .13        17.20     13.50      .12
   September 30      21.13     16.96       .13        18.00     13.28      .12
   December 31       19.70     15.78       .15        15.24     12.79      .13

      The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal paid $35.0 million in dividends to First Defiance during 2002.

Item 6. Selected Financial Data

      The following table sets forth certain summary consolidated financial data at or for the periods indicated. Results of operations associated with The Leader, including certain inter-company financing transactions, are reflected as discontinued operations for all periods presented. Continuing operations reflect the results of First Federal, First Insurance and First Defiance holding company expenses for all periods presented. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein. See "Item 8. Financial Statements and Supplementary Data."

                                                           At or For Years ended December 31,
                                            --------------------------------------------------------------
                                              2002           2001          2000         1999        1998
                                            --------------------------------------------------------------
                                                       (Dollars in Thousands, except per share data)
Selected Consolidated Financial Data:
   Total assets                             $ 884,245     $1,132,648    $1,072,194    $987,994    $785,399
   Assets of continuing operations            884,245        644,194       664,468     580,649     567,404
   Loans held-to maturity, net                561,041        499,141       529,963     449,784     453,346
   Loans held-for-sale                         15,336            672            --          --          --
   Allowance for loan losses                    7,496          6,548         6,330       6,504       8,596
   Non-performing assets                        2,731          2,526         1,490       1,258       2,032
   Securities available-for-sale              209,604         48,453        52,850      53,712      47,303
   Securities held-to maturity                  3,921          5,818         7,697       9,895      13,795
   Mortgage servicing rights                    2,090          1,821         1,131         996         450
   Deposits and borrowers' escrow
     balances                                 599,889        615,238       529,067     493,560     422,446
   FHLB advances                              149,096        196,302       223,258     265,410     168,142
   Stockholders' equity                       120,110        111,021        99,473      89,416      93,710

Selected Consolidated Operating Results:
   Interest income from continuing
     operations                             $  46,141     $   46,545    $   46,941    $ 40,882    $ 44,428
   Interest expense from continuing
     operations                                22,044         25,602        27,202      21,292      22,693
   Net interest income from
     continuing operations                     24,097         20,943        19,739      19,590      21,735
   Provision for loan losses                    1,451            994           635         155       7,418
   Non-interest income                         12,921         10,220         6,676       4,881       3,266
   Non-interest expense                        26,161         22,948        20,178      17,965      14,798
   Income before income taxes                   9,406          7,221         5,602       6,351       2,785
   Income taxes                                 2,986          2,423         1,734       2,072         980
   Income from continuing operations            6,420          4,798         3,868       4,279       1,805
   Discontinued operations, net of
     tax                                        8,853          8,818         7,094       4,344       1,306
   Cumulative effect of change in
     method of accounting for
     goodwill                                    (194)            --            --          --          --
   Net income                                  15,079         13,616        10,962       8,623       3,111
   Basic earnings per share from
     continuing operations                       1.01           0.74          0.61        0.66        0.24
   Basic earnings per share                      2.37           2.11          1.74        1.33        0.42
   Diluted earnings per share from
     continuing operations                       0.97           0.72          0.60        0.64        0.23
   Diluted earnings per share                    2.28           2.05          1.71        1.29        0.40

                                                              At or for Years ended December 31,
                                                  ------------------------------------------------------
                                                  2002        2001        2000         1999        1998
                                                  ------------------------------------------------------
                                                       (Dollars in Thousands, except per share data)
Selected Financial Ratios and Other Data (from continuing operations):
Performance Ratios:
   Return on average assets                       0.77%       0.69%       0.60%        0.73%       0.31%
   Return on average equity                       5.39%       4.61%       4.13%        4.72%       1.74%
   Interest rate spread (1)                       2.83%       3.20%       3.08%        3.53%       3.29%
   Net interest margin (1)                        3.28%       3.64%       3.54%%       3.92%       4.00%
   Ratio of operating expense to
     Average total assets                         3.16%       3.31%       3.11%%       3.06%       2.51%

Quality Ratios:
   Non-performing assets to total
     assets at end of period (2)                  0.31%       0.39%       0.22%        0.22%       0.36%
   Allowance for loan losses to
     non-performing assets (2)                  274.48%     259.22%     424.83%      517.01%     423.03%
   Allowance for loan losses to total
     loans receivable                             1.30%       1.31%       1.19%        1.45%       1.90%

Capital Ratios (3):
   Equity to total assets at end of
     period                                      13.58%      17.23%      14.97%       15.40%      16.52%
   Tangible equity to tangible assets
     at end of period                            13.23%      16.75%      14.46%       14.80%      16.18%
   Average equity to average assets              14.36%      15.03%      14.45%       15.43%      17.62%
   Book value per share                        $ 18.73     $ 16.20     $ 14.49      $ 13.12     $ 12.37
   Tangible book value per share               $ 18.17     $ 15.65     $ 13.92      $ 12.52     $ 12.07
   Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                                115.57%     110.21%     110.02%      109.45%     117.35%

Stock Price and Dividend Information:
   High                                        $ 21.44     $ 18.00     $ 12.50      $ 14.50     $15.875
   Low                                           15.12       10.69        7.63        9.875       11.00
   Close                                         18.90       15.20       10.88        10.50       14.25
   Cash dividends declared per share              0.54         .49         .45         0.41        0.37
   Dividend payout ratio (4)                     22.78%      23.22%      25.86%       30.83%      88.10%

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

(3)   Capital ratios are based on assets of continuing operations.

(4)   Dividends payout ratio was calculated using basic earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      First Defiance is unitary thrift holding company which conducts business through its subsidiaries, First Federal and First Insurance.

      First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 14 full service branches and one commercial loan production office. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services.

      First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance's office in Defiance, Ohio while investment and annuity products are sold through registered investment representatives located at two First Federal banking center locations.

      Effective April 1, 2002, First Defiance sold The Leader to U.S. Bank Home Mortgage, a unit of U.S. Bank, and recognized an after-tax gain of $7.7 million, or $1.16 per share from the sale. That gain, as well as all operating results associated with The Leader, has been reported as results of discontinued operations for all periods presented.

Financial Condition

      Total assets at December 31, 2002 were $884.2 million compared to $1.13 billion at December 31, 2001. However, the 2001 total included $488.5 million of assets of discontinued operations related to The Leader.

      Net loans receivable increased by $61.9 million or 12.4%, to $561.0 million at December 31, 2002 from $499.1 million at December 31, 2001 and investment securities increased by $159.3 million or 293.4% to $213.5 million at December 31, 2002 from $54.3 million at December 31, 2001. Also at December 31, 2002, the Company had $15.3 million of mortgage loans available for sale compared to only $672,000 at the same point in 2001 and had $15.1 million invested in bank owned life insurance, which was a new asset on the Company's balance sheet in 2002.

      The increase in loans receivable was primarily in the non-residential real estate loan, commercial loan, home equity and improvement loan and multi-family real estate loan categories. Non-residential real estate loans increased by $43.2 million, or 28.3%, to $195.4 million at December 31, 2002 from $152.3 million at December 31, 2001. Commercial loans increased by $20.4 million, or 24.4%, to $104.1 million at December 31, 2002 from $83.7 million at December 31, 2001. Home equity and improvement loans increased by $13.7 million, or 37.8%, to $49.9 million at December 31, 2002 from $36.2 million at December 31, 2001. Multi-family real estate loans increased by $10.6 million, or 48.6%, to $32.3 million at December 31, 2002 from $21.8 million at December 31, 2001. The increases in the non-residential real estate loan, commercial loan and multi-family real estate loan categories are due to the Company's emphasis in originating loans in those categories, especially in markets that the Company has recently entered including Findlay, Bowling Green, and Toledo, Ohio. The increase in those loan balances was slightly offset by a decrease in the balance of loans secured by single-family residences. The balance of first-mortgage residential loans declined to $142.4 million at December 31, 2002 compared to $167.1 million at December 31, 2001, a decline of $24.7 million or 14.8%. This decline is a result of the Company's strategy to sell most of the fixed-rate mortgage loans that the Company originates in the secondary market.

      The increase in the balance in investment securities is the result of the reinvestment of the proceeds from the sale of The Leader. After the sale of The Leader, First Defiance had net investible funds of approximately $365 million, due both to the proceeds from the sale and due to the settlement of all inter-company debt and inter-company deposit obligations between The Leader and First Federal. Of this amount, $81.5 million was used to pay off FHLB overnight advances and $19.6 million was used to pay off long-term debt. Management also elected to prepay $25 million of fixed rate FHLB advances which was a portion of the borrowings used to fund The Leader's operations, incurring a prepayment penalty of $539,000 which has been included in discontinued operations. Of the remaining funds, $130 million was invested in available for sale securities, and the balance has been used to fund loan growth. Management has also invested excess liquidity in shorter term investment securities.

      The Company's total deposits declined to $599.6 million at December 31, 2002 from $614.8 million at December 31, 2001. This decline is due to a decrease in brokered certificates of deposit, which were used to fund operations of The Leader. Brokered CDs declined $62.5 million to $24.5 million at December 31, 2002 from $87.0 million at December 31, 2001. Excluding brokered CDs, First Defiance's deposit balances were $575.1 million at December 31, 2002, an increase of $47.3 million or 9.0% from the $527.8 million balance at December 31, 2001. The growth in core deposits was primarily due to growth in checking accounts, which increased by $23.2 million or 37.2%, and in money market demand accounts, which increased by $16.2 million or 14.4%. The growth in checking accounts is due to an increase in commercial checking balances consistent with the growth in the Company's commercial loan and non-residential real estate loan portfolios as well as continued marketing efforts. The growth in the money market demand accounts is primarily due to marketing that account as an attractive alternative to certificates of deposit.

      FHLB advances declined to $149.1 million at December 31, 2002 from $196.3 million at December 31, 2001. As of March 31, 2002, the day before the sale of The Leader, First Defiance had borrowed an additional $41.4 million in advances from the FHLB, for a total of $237.7 million. As noted above, $106.5 million of those advances were paid off following the sale of The Leader. Since the sale, First Defiance has made additional borrowings from the FHLB totaling $17.4 million to fund loan growth and investment strategies.

Average Balances, Interest Rates and Yields

     The following table presents for the periods indicated the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect the effect of income taxes:

                                                                      Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                             2002                              2001                                 2000
                                  --------------------------------------------------------------------------------------------------
                                  Average            Yield/Rate    Average             Yield/Rate    Average             Yield/Rate
                                  Balance  Interest      (1)       Balance   Interest      (1)       Balance    Interest     (1)
                                  --------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Interest-Earning Assets:
  Loans receivable                $525,855  $36,871      7.01%   $  520,917   $42,794      8.22%    $  499,689   $42,601     8.53%
  Securities                       168,329    8,550      5.08%       57,770     3,480      6.02%        61,495     3,978     6.47%
  Interest-earning deposits         44,285      720      1.63%       10,685       271      2.54%        11,547       362     3.14%
  Dividends on FHLB stock           22,889      904      3.95%       15,669     1,055      6.73%        14,570     1,073     7.36%
                                  --------------------------------------------------------------------------------------------------
  Total interest-earning assets    761,357   47,045      6.18%      605,041    47,600      7.87%       587,301    48,014     8.18%
  Non-interest-earning assets      185,140                          493,998                            421,990
                                  --------                       ----------                         -----------
   Total Assets                   $946,497                       $1,099,039                         $1,009,291
                                  ========                       ==========                         ===========

Interest-Bearing Liabilities:
  Interest-bearing deposits       $547,533  $16,508      3.01%   $  459,270   $20,931      4.56%    $  437,272   $21,409     4.90%
  FHLB advances                    103,552    5,276      5.10%       70,868     3,609      5.09%        86,800     5,060     5.83%
  Term notes                         7,685      260      3.38%       18,875     1,062      5.63%         9,717       733     7.54%
                                  --------------------------------------------------------------------------------------------------
  Total interest-bearing
   liabilities                     658,769   22,044      3.35%      549,014    25,602      4.66%       533,789    27,202     5.10%
  Non-interest bearing
   demand deposits                  33,089       --                  31,684        --                   13,566        --
                                   -----------------                --------------------               --------------------
  Total including non-interest-
   bearing demand deposits         691,858   22,044      3.19%      580,697    25,602      4.41%       547,355    27,202     4.97%
  Other non-interest liabilities   135,567                          414,240                            368,316
                                  --------                       -----------                        -----------
  Total Liabilities                827,425                          994,937                            915,671
  Stockholders' equity             119,072                          104,102                             93,620
                                  --------                       -----------                        -----------
  Total liabilities and
   stockholders' equity           $946,497                       $1,099,039                         $1,009,291
                                  ========                       ===========                        ===========
  Net interest income; interest
   rate spread (2)                          $25,001      2.83%                $21,998      3.20%                 $20,812     3.08%
                                            ==================                ==================                 ===================
  Net interest margin (3)                                3.28%                             3.64%                             3.54%
                                                       =======                           =======                          ==========
  Average interest-earning
   assets to average interest-
   bearing liabilities                                  115.6%                            110.2%                            110.0%
                                                       =======                           =======                          ==========

(1) At December 31, 2002, the yields earned and rates paid were as follows: loans receivable, 6.31%; securities, 5.54%; FHLB stock, 4.25%; total interest-earning assets, 6.07%; deposits, 2.42%; FHLB advances, 4.88%; term notes, 1.21%; total interest-bearing liabilities, 2.91%; and interest rate spread, 3.17%.

(2) Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.

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

                                                                  Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                      2002 vs. 2001                    2001 vs. 2000                    2000 vs. 1999
                                  --------------------------------------------------------------------------------------------------
                                  Increase   Increase              Increase    Increase               Increase   Increase
                                 (decrease) (decrease)   Total    (decrease)  (decrease)    Total    (decrease) (decrease)  Total
                                   due to     due to    increase    due to      due to     increase    due to     due to   increase
                                    rate      volume   (decrease)    rate       volume    (decrease)    rate      volume  (decrease)
                                  --------------------------------------------------------------------------------------------------
                                                                    (in thousands)
Interest-Earning Assets
 Loans                            $(6,329)    $   406    $(5,923)   $(1,617)    $ 1,810     $   193     $1,293    $3,878    $5,171
 Securities                        (1,590)      6,660      5,070       (257)       (241)       (498)       232       293       525
 Interest-earning
  deposits                           (403)        852        449        (64)        (27)        (91)       362         0       362
 FHLB stock                          (637)        486       (151)       (99)         81         (18)        45       170       215
                                  --------------------------------------------------------------------------------------------------
Total interest-earning assets     $(8,959)    $ 8,404    $  (555)   $(2,037)    $ 1,623     $  (414)    $1,931     4,342     6,273
                                  ==================================================================================================
Interest-Bearing
Liabilities
 Deposits                         $(8,446)    $ 4,023    $(4,423)   $(1,555)    $ 1,077     $  (478)    $2,397    $1,587    $3,984
 FHLB advances                          3       1,664      1,667       (522)       (929)     (1,451)       677       708     1,385
 Term notes                          (172)       (630)      (802)      (362)        691         329        115       426       541
                                  --------------------------------------------------------------------------------------------------
Total interest- bearing
  liabilities                     $(8,615)    $ 5,057    $(3,558)   $(2,439)    $   839     $(1,600)    $3,189    $2,721    $5,910
                                  ==================================================================================================
Increase in net interest income                          $ 3,003                            $ 1,186                         $  363
                                                         =======                            =======                         ======

Results of Operations

      General - On April 1, 2002, First Defiance completed the sale of The Leader to US Bancorp. As a result of this sale, management has classified the operating results of The Leader as discontinued operations for all periods presented. Also included in discontinued operations is the $7.7 million gain realized from the sale of The Leader and the cost associated with early payment penalties incurred in retiring certain FHLB advances which were used to fund operations of The Leader. See Note 3 to the Consolidated Financial Statements.

      First Defiance reported net income of $15.1 million for the year ended December 31, 2002 compared to $13.6 million and $11.0 million for the years ended December 31, 2001 and 2000 respectively. Income from continuing operations was $6.2 million, $4.8 million and $3.9 million for the years ended December 31, 2002, 2001 and 2000 respectively. Excluding the cumulative effect adjustment for a change in accounting for goodwill, First Defiance had income from continuing operations of $6.4 million for the year ended December 31, 2002.

      On a diluted per share basis, First Defiance earned $2.37 in 2002, $2.11 in 2001 and

$1.74 in 2000. Diluted per share income from continuing operations was $.94 in 2002 ($.97 before cumulative effect adjustment for change in accounting for goodwill), $.72 in 2001 and $.60 in 2000.

      Net interest income from continuing operations was $24.1 million for the year ended December 31, 2002, compared to $20.9 million and $19.7 million for the years ended December 31, 2001 and 2000 respectively. Net interest margin was 3.28%, 3.64% and 3.54% for the years ended December 31, 2002, 2001 and 2000 respectively. The decline in net interest margin from 2001 to 2002 was due primarily to significant growth in lower-yielding interest-earning assets resulting from the sale of The Leader. The proceeds from the sale were invested primarily in investment securities, which lowered the average yield on total interest-earning assets. The average balance of investment securities was $168.3 million in 2002 compared to just $57.8 million in 2001. The yield on those securities was 5.08% in 2002 compared to 6.02% in 2001. The interest rate spread also dropped in 2002, to 2.83% compared to 3.20% in 2001. The improvement in the net interest margin in 2001 compared to 2000 is due primarily to an increase in the average balance of non-interest bearing demand deposit accounts, which increased from $13.6 million in 2000 to $31.7 million in 2001.

      The yield on interest-earning assets declined by 169 basis points in 2002 compared to 2001 while the cost of interest-bearing liabilities declined by 131 basis points. A portion of the decline in the yield on assets is due to the mix change caused by the growth in the investment securities portfolio as well a $33.6 million increase in the average balance of interest-earning deposits that First Defiance maintained in other banks. The decline in rates for both assets and liabilities was due to the low level of interest rates throughout 2002. Those low rates were the result of cuts by the Federal Reserve to its Federal Funds rate implemented throughout 2001. The average rate on interest-bearing deposits declined by 155 basis points in 2002 compared to 2001. The rates on FHLB advances remained essentially flat in 2002 compared to 2001 as the majority of those advances have fixed rates. The cost of brokered certificates of deposit and a portion of the cost of FHLB advances was used to finance operations of The Leader throughout 2000, 2001 and the first quarter of 2002. The cost associated with those brokered certificates of deposit and advances has been reclassified as discontinued operations.

      In 2001 compared to 2000, the yield on interest earning assets declined by 31 basis points, to 7.87% from 8.18% while the cost of interest-bearing liabilities declined by 44 basis points to 4.66% from 5.10%. Both asset yields and liability costs were impacted in 2001 by declining interest rates driven by the Federal Reserve's rate cuts.

      The provision for loan losses for the year ended December 31, 2002 was $1.5 million compared to $1.0 million in 2001 and $635,000 in 2000.

      For the year ended December 31, 2002, non-interest income was $12.9 million compared to $10.2 million for 2001 and $6.7 million for 2000. Non-interest expense for the year ended December 31, 2002 was $26.2 million compared to $22.9 million for 2001 and $20.2 million for 2000.

      Net Interest Income - First Defiance's net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

      Total interest income declined by $404,000, or 1.0%, to $46.1 million for the year ended December 31, 2002 from $46.5 million for the year ended December 31, 2001. Average loans receivable increased by $4.9 million to $525.8 million in 2002 from $520.9 million in 2001 while the average balance of investment securities increased to $168.3 million in 2002 from $57.8 million in 2001 and interest-earning deposits held at other banks increased to $44.3 million in 2002 from $10.7 million in 2001. Although the average balance of all interest-earning assets, including FHLB stock increased by $156.3 million in 2002 compared to 2001, the yield on those total assets fell to 6.18% in 2002 from 7.87% in 2001.

      The average balance of non-residential real estate loans, multi-family real estate loans, non-owner occupied residential mortgage loans and commercial loans increased by $55.8 million, or 19.9% in 2002, to $335.6 million for the year ended December 31, 2002 from $279.8 million for 2001. The increase in these portfolios is the result of First Defiance's strategy to increase this type of lending and was driven by growth in new markets, including Findlay, Bowling Green and Toledo, Ohio, as well as gains in market share in existing markets. The Company also had an increase in the average balance of home equity and improvement loans, which averaged $43.4 million in 2002, up 28.7% from 2001's average balance of $33.7 million. The increases in these average loan balances were offset by declines in the Company's residential mortgage portfolio, which had an average balance of $116.6 million in 2002 compared to $168.6 million in 2001, a drop of 30.9%. This portfolio continues to decline as low interest rates caused a high level of refinancing activity, most of which is sold into the secondary market. The Company's average balance of consumer loans also declined in 2002, to $39.0 million from $47.0 million in 2001.

      Interest earnings from the investment portfolio increased by $5.1 million in 2002 compared to 2001 because of the growth in the investment portfolio following the sale of The Leader. The average investment portfolio balance increased to $168.3 million for 2002 compared to just $57.8 million for 2001. The average yield on that portfolio was 5.08%, a 94 basis point decline from 2001's yield of 6.02%. First Defiance also had a large increase in interest-earning deposits maintained at other banks, which increased to $44.3 million in 2002 from $10.7 million in 2001. The yield on those balances, which is generally tied directly to the Federal Funds rate, was 1.63% in 2002 compared to 2.54% in 2001.

      In 2001, total interest income declined slightly, to $46.5 million from $46.9 million in 2000. Income on loans was flat in 2001 compared to 2000 as the increase in average loan balances to $520.9 million in 2001 from $500.0 in 2000 was offset by a 31 basis point decline in the yield on loans, to 8.22% in 2001 from 8.53% in 2000. Income from the investment portfolio in 2001 was $498,000 lower than in 2000 due both to a $3.7 million decrease in the average balance of the investment portfolio and a 45 basis point decline in the yield on those assets in 2002 compared to 2001.

      Interest expense decreased by $3.6 million, or 13.9%, to $22.0 million in 2002 compared to $25.6 million in 2001. Interest expense on interest-bearing deposits was $4.4 million lower in 2002 compared to 2001 despite an $88.3 million increase in the average balance of such deposits. The average cost of interest-bearing deposits dropped to 3.01% in 2002 from 4.56% in 2001 due primarily to significantly lower deposit CD and money market deposit account rates as well as an improvement in the overall deposit mix. The decline in interest expense on deposits was slightly offset by an increase in costs associated with FHLB advances. In 2001, a portion of the expense for advances was allocated to discontinued operations as those advances were used to fund the operations of The Leader. In 2002, management repaid $25 million of advances, incurring a $539,000 pre-payment penalty that was included in discontinued operations. Management determined not to prepay the remaining FHLB advances because of more substantial pre-payment penalties and the full amount of outstanding balances were subsequently used to fund continuing operations. Interest expense also decreased because of a decline in notes payable. In 2001 First Defiance borrowed $20 million from a bank to support overall operations. That borrowing was paid off in 2002 upon the sale of The Leader.

      In 2001, interest expense declined by $1.6 million, or 5.9%, to $25.6 million compared to $27.2 million for 2000. The decline is due to a 44 basis point drop in the average cost of total interest bearing liabilities, to 4.66% in 2001 from 5.10% in 2000. Deposit balances were up slightly in 2002 compared to 2001 ($459.3 million compared to $437.3 million) while costs were lower by 34 basis points (4.56% compared to 4.90%). FHLB advances included in continuing operations were lower in 2002 compared to 2001 ($70.9 million compared to $86.8 million) while term notes payable and other interest bearing liabilities (primarily borrowings from another bank) were higher in 2002 compared to 2001 ($18.9 million compared to $9.7 million).

      As a result of the foregoing, First Defiance's net interest income was $24.1 million for the year ended December 31, 2002 compared to $20.9 million for the year ended December 31, 2001 and $19.7 million for the year ended December 31, 2000. Net interest margin from continuing operations for the year ended December 31, 2002 decreased to 3.28% from 3.64% for 2001 and 3.54% for 2000.

      Provision for Loan Losses - First Defiance's provision for loan losses was $1.4 million for the year ended December 31, 2002 compared to $1.0 million and $635,000 for the years ended December 31, 2001 and 2000 respectively.

      Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level that is deemed appropriate by management to absorb probable losses in the loan portfolio. Factors considered by management include identifiable risk in the portfolios, historical experience, the volume and type of lending conducted by First Defiance, regulatory guidance, the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired, general economic conditions, particularly as they relate to First Defiance's market areas, and other factors related to the collectibility of First Defiance's loan portfolio.

      Continued growth in the non-residential loan and commercial loan portfolios at First Defiance, which have an inherently higher level of risk than other types of loans, as well as concerns about economic conditions in the northwest Ohio market areas has caused the provision for loan losses to increase in 2002 from 2001 and 2000 levels. The allowance for loan losses totaled $7.5 million at December 31, 2002 compared to $6.5 million at December 31, 2001 and $6.3 million at December 31, 2000. Total loan charge-offs were $720,000 in 2002 compared to $1.0 million in both 2001 and 2000 while recoveries in those same years were $217,000, 257,000 and $222,000 respectively.

      First Defiance's non-performing assets at December 31, 2002 were $2.7 million compared to $2.5 million at December 31, 2001 and $1.5 million at December 31, 2000. Non-performing assets include loans that are 90 days past due and all real estate owned and other foreclosed assets. Non-performing assets at December 31, 2002 and 2001 by category were as follows:

                                                           December 31
                                                        2002         2001
                                                       -------------------
                                                          (In thousands)
Non-performing loans:
  Single-family residential                            $  404       $1,151
  Non-residential and multi-family residential real
    estate                                              1,217          972
  Commercial                                              879          110
  Consumer finance                                         25          157
                                                       -------------------
Total non-performing loans                              2,525        2,290
Real estate owned and repossessed assets                  206          136
                                                       -------------------
Total non-performing assets                            $2,731       $2,390
                                                       ===================

      While the non-performing commercial loan balances increased by $769,000 from 2001 to 2002, total commercial loans increased by $20.4 million during those same periods. Non-performing loans in the non-residential and multi-family residential real estate and commercial loan categories represent .53% and .84% of the total loans in those categories respectively at December 31, 2002 compared to .55% and .13% respectively for the same categories at December 31, 2001. Of the combined $2.1 million of non-performing non-residential and multi-family residential real estate loans and commercial loans at December 31, 2002, approximately $840,000 relates to a single lending relationship which management believes will be resolved without incurring any significant loss. Management also believes that the allowance for loan losses is adequate to cover any potential losses from non-performing assets.

      Non-interest Income - Non-interest income increased by $2.7 million to $12.9 million for the year ended December 31, 2002 from $10.2 million in 2001 and $6.7 million in 2000. $1.5 million of the increase relates to higher gains from sales of mortgage loans, which totaled $4.6 million in 2002 compared to $3.1 million in 2001. The higher level of gains is due to increased mortgage loan origination volume through First Federal's branch network. In 2002, First Defiance originated a total of $252.5 million of mortgage loans compared to $207.7 million in 2001, an increase of 21.6%.

      Loan and deposit fees at First Defiance increased to $3.8 million in 2002 from $3.1 million in 2002, an increase of 22.6%. Insurance and investment sales commissions recognized in 2002 were $3.3 million compared to $3.0 million in 2001, an increase of 10.3%. Also First Defiance invested $15.0 in bank owned life insurance in the fourth quarter of 2002. The earnings on bank owned life insurance, which are included in non-interest income, were $144,000 in 2002.

      In 2000 First Defiance realized $580,000 in gains from mortgage loan sales, $2.3 million in loan and deposit service fees and $2.6 million from insurance commissions.

      Non-interest Expense - Total non-interest expense for 2002 was $26.2 million compared to $23.0 million for the year ended December 31, 2001 and $20.2 million for the year ended December 31, 2000. The $3.2 million increase from 2001 to 2002 is attributable primarily to increases in compensation and benefits, which increased by $2.0 million and amortization and impairment of mortgage servicing rights, which increased by $735,000. The 16% increase in wages and benefits were attributable to staffing increases, wage increases, and a significant increase in the Company's group health insurance. First Defiance's full-time employment increased by 19 employees between the beginning and end of 2002 as the Company added the loan production office in the Toledo area and also added several staff positions to support growth.

      Despite the sale of The Leader, First Defiance continues to provide mortgage banking services through its First Federal banking centers. At December 31, 2002 First Defiance serviced a total of 4,296 loans for others with a principal balance of $324.9 million. The total servicing portfolio at December 31, 2001 was 3,207 loans with balances of $221.1 million. The mortgage servicing rights associated with those loans had a net value of $2.1 million as of December 31, 2002 after subtracting a $1.4 million reserve for impairment, compared to $1.8 million at December 31, 2001 after subtracting $829,000 of impairment. First Defiance recognized $517,000 in impairment expense in 2002 caused by declining market values for mortgage servicing rights in the low rate environment. In 2001 First Defiance recognized $829,000 of impairment. Amortization of mortgage servicing rights also increased significantly in 2002, to $1.4 million from $392,000, due to increased refinancing activity in the low interest rate environment and continued growth in the servicing portfolio.

      The increase in non-interest expense from 2000 to 2001 was primarily in compensation and benefits, which increased by $1.0 million, and in amortization and impairment of mortgage servicing rights, which increased by $1.0 million.

      Income Taxes - Income taxes from continuing operations amounted to $3.0 million in 2002 compared to $2.4 million in 2001 and $1.7 million in 2000. The effective tax rates for those three years were 31.7%, 33.6% and 31.0% respectively. The lower effective tax rate in 2002 is primarily due to a significant increase in tax-exempt interest due to the Company's increased investment in tax exempt securities in the investment portfolio.

      Discontinued Operations - First Defiance's 2002 results included income from discontinued operations of $8.9 million, or $1.34 per diluted share. The amount included $7.7 million related to the after-tax gain on the sale of The Leader, $2.0 million of income earned by The Leader during the three months the subsidiary was operated by First Defiance, and $844,000 of other expenses associated with discontinued operations.

      For 2001 and 2000 the operating results of The Leader have been reported as discontinued operations, consistent with the classification in 2002 so that all periods presented are comparative. Interest expense recorded at First Federal which was associated solely with financing activities of The Leader, primarily interest on brokered CDs and a portion of the Company's FHLB advances, has also been reported as part of discontinued operations for those two periods. Total discontinued operations for 2001 and 2000 were $8.8 million and $7.1 million respectively or $1.33 and $1.11 per share.

      Change in Accounting for Goodwill - Effective January 1, 2002, First Defiance adopted Financial Account Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets. As required under the standard, management evaluated goodwill recorded at its First Insurance & Investments subsidiary for the purpose of measuring impairment and determined that such goodwill was impaired by $238,000 ($194,000 or $.03 per share after tax) as of January 1, 2002. As permitted, this amount is reflected in the income statement as the cumulative effect of a change in accounting principle.

      In addition to the $238,000 of impaired goodwill, during 2002 First Defiance paid additional consideration of $200,000 to settle a contingent payout clause under an agreement entered into in 1998 when First Insurance was acquired. Because this settlement was not reached until after January 1, 2002, the impairment of the related goodwill created by the settlement is recorded as an operating expense rather than as part of the cumulative effect adjustment. The $200,000 payment has been included in other non-interest expense in the 2002 statement of income. As a result of Statement No. 142, First Defiance is no longer required to recognize goodwill amortization as an expense. Such amortization totaled $314,000 and $300,000 in 2001 and 2000 respectively. See Footnote 4 to the Consolidated Financial Statements.

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

      Lending or investing activities that concentrate a financial institution's assets in a way that exposes the institution to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one manner a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance's loan portfolio is concentrated geographically in its northwest Ohio market area. There are no industry concentrations that exceed 10% of the Company's loan portfolio.

Liquidity and Capital Resources

      The Company's primary source of liquidity is its core deposit base, raised through First Federal's branch network, along with unused wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

      Cash used in operating activities was $75.3 million and $80.1 million in 2002 and 2001 and cash generated from operating activities was $81.7 million in 2000. Excluding the gain from the sale of discontinued operations and net changes in assets and liabilities of discontinued operations, First Defiance used $17.9 million in 2002 and generated cash from operations of $18.9 million and $13.1 million in 2001 and 2000 respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights, ESOP expense related to the release of ESOP shares in accordance with AICPA SOP 93-6 and increases and decreases in other assets and liabilities.

      In a typical year, the primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of securities. In 2002 , First Defiance realized proceeds from the sale of The Leader of $371.8 million. During 2002, a total of $194.7 million was used to purchase available for sale securities, $39.5 million in proceeds were received from the maturing of available for sale securities and $64.0 million was used to fund loan growth. In 2001 and 2000, only $5.1 million and $7.0 million respectively was invested in investment securities while $6.4 million and $7.1 million in proceeds were received from the maturing of available for sale securities. In 2001, the reduction in the loan portfolio provided $29.3 million in cash while in 2000, loan growth utilized $81.7 million in cash.

      Principal financing activities include the gathering of deposits, the utilization of FHLB advances, the sale of securities under agreements to repurchase such securities and borrowings from other banks. In addition, First Defiance also purchased common stock for its treasury. For the year ended December 31, 2002, deposits declined by $15.3 million, primarily due to the company not replacing $64.3 million of brokered certificates of deposit used to fund The Leader's operations which matured during the year. By contrast, cash generated from deposit balance increases were $86.2 million and $35.5 million in 2001 and 2000 respectively. Also in 2002 the Company repaid $62.2 million of existing advances from the FHLB, borrowed $15 million of new advances from the FHLB, repaid $18.2 million of borrowings from other banks, and repurchased $10.3 million of common stock for treasury. For additional information about cash flows from First Defiance's operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

      At December 31, 2002, First Defiance had the following commitments to fund deposit, advance borrowing and lease obligations:

                                                    Maturity Dates by Period at December 31, 2002
                                              -------------------------------------------------------
                                                         Less than                            After 5
Contractual Obligations                         Total      1 year     1-3 years  4-5 years     years
-----------------------------------------------------------------------------------------------------
                                                                     (In thousands)
Savings, checking and demand accounts         $253,653    $253,653    $     --    $    --    $     --
Certificates of deposit                        345,920     211,806     125,124      8,175         815
FHLB overnight advances                          3,000       3,000          --         --          --
FHLB fixed advances including interest (1)     193,206       8,221      46,037     10,836     128,112
Securities sold under repurchase
 agreements                                      4,298       4,298          --         --          --
Other notes payable                                 10          10
Lease obligations                                  640          91         164        180         205
                                              -------------------------------------------------------
Total contractual cash obligations            $800,727    $481,079    $171,325    $19,191    $129,132
                                              =======================================================

(1)   Includes principal payments of $146,096 and interest payments of $47,110

      At December 31, 2002, First Defiance had the following commitments to fund loan or line of credit obligations:

                                              Amount of Commitment Expiration by Period
                                   Total    --------------------------------------------
                                  Amounts   Less than 1                          After 5
Commitments                      Committed     year      1-3 years   4-5 years    years
----------------------------------------------------------------------------------------
                                                       (In thousands)
Mortgage loans in process        $  7,256     $ 7,256     $    --     $   --     $    --
Commercial loans in process        17,133       8,477       8,656         --          --
Single-family mortgage loan
 originations                      10,281      10,280          --         --          --
Nonmortgage loan originations      43,614      43,614          --         --          --
Consumer lines of credit           41,555         665       6,573      3,603      30,714
Commercial lines of credit         43,237          --      43,237         --          --
                                 --------     -------     -------     ------     -------
Total commitments                $163,076     $70,293     $58,466     $3,603     $30,714
                                 ========     =======     =======     ======     =======

      In addition to the above commitments, at December 31, 2002 First Defiance had commitments to sell $12.4 million of loans held for sale to Freddie Mac.

      To meet its obligations, management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, bank lines and brokered certificates of deposit. At December 31, 2002 First Defiance had $72.0 million capacity under its agreements with the FHLB, the Federal Reserve Bank and other banks.

      Stockholders equity increased by $9.1 million, or 8.2% at December 31, 2002 compared to December 31, 2001. Net income for 2002 was $15.1 million, of which $3.4 million was returned to shareholders in the form of declared dividends ($.54 per share). The increase in the market value of available for sale securities increased equity by $5.7 million. The vesting of Management Recognition Plan shares and the release of ESOP shares increased equity by $88,000 and $783,000 respectively. Stock option exercises increased equity by approximately $1.2 million. The purchase of 550,149 shares of First Defiance common stock for treasury at an average price of $18.68 reduced equity by $10.3 million. The book value of First Defiance's common stock was $18.73 per share at December 31, 2002 compared to $16.20 per share at December 31, 2001. The tangible book value (excluding goodwill) per share was $18.17 and $14.27 per share at December 31, 2002 and 2001.

      First Defiance is subject to various capital requirements of the Office of Thrift Supervision. At December 31, 2002, First Federal had capital ratios that exceeded the standard to be considered "well capitalized". For additional information about First Federal's capital requirements, see Note 14 to the Consolidated Financial Statements.

Pro Forma Income Statement

      Management does not believe that the reported income from continuing operations accurately represents the true financial picture of First Defiance because the continuing operations results for the first three months of 2002 and for all prior periods presented do not reflect the reinvestment of any of the net proceeds realized from the sale of The Leader.

      The following pro-forma income statement attempts to present what First Defiance's results from continuing operations would have been had the sale of The Leader occurred as of January 1, 2002 and the proceeds invested for the period from January 1, 2002 to April 1, 2002. Management has estimated that additional assets added to the balance sheet as a result of the sale would have been reinvested to yield a weighted average rate of 4.44% for the first quarter of 2002. Also, to the extent possible, management has assumed that proceeds from the sale were used to prepay advances. Dollars are in thousands (except per share amounts).

                                              Continuing                    Pro Forma
                                              Operations      Pro Forma     Continuing
                                              As Reported    Adjustments    Operations
                                              ----------------------------------------
Interest income                               $  46,141       3,043   (1)    $  49,184
Interest expense                                 22,044       2,516   (2)       24,560
                                              ---------                      ---------
Net interest income                              24,097                         24,624
Provision for loan losses                         1,451                          1,451
                                                -------                        -------
Net interest income after provision              22,646                         23,173
Non-interest income                              12,921                         12,921
Non-interest expense                             26,161                         26,161
                                                -------                        -------
Income before income taxes                        9,406                          9,933
Income taxes                                      2,986         185   (3)        3,171
                                                -------                        -------

Net income from continuing operations         $   6,420                      $   6,762
                                                =======                        =======
Net income per diluted share from continuing
 operations                                   $    0.97                      $    1.02
                                                =======                        =======

(1) Assumed $120 million invested at 5.65%, $154 million invested at 3.5% for three months.

(2) Add back $799,000 of interest on brokered CDs classified as discontinued, add back $2.2 million of interest on FHLB advances classified as discontinued, subtract $326,000 interest on advances to be paid off, subtract $157,000 interest on bank debt to be paid off.

(3)   Income tax on $527,000 increase in net interest income at 35%

Subsequent Event

      On February 22, 2003, First Defiance signed a Purchase and Assumption Agreement with RFC Banking Company and its parent, Rurban Financial Corp., to acquire banking centers located in Findlay, Ottawa, and McComb, Ohio. Under the terms of the agreement, First Defiance will pay a purchase price equal to 10.5% of all non-brokered deposit accounts plus an agreed upon amount for all real estate, furnishings and equipment of those branches. In addition, First Defiance will acquire certain loans of those banking centers. Total deposit balances of those banking centers as of December 31, 2002 were approximately $176 million, of which $40 million were brokered deposits. The approximate balance of the loans to be acquired by First Defiance was $115 million as of December 31, 2002.

      The acquisition is subject to regulatory approval. It is anticipated that the transaction will close in the second quarter of 2003.

Critical Accounting Policies

      First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of First Defiance.

      Allowance for Loan Losses: First Defiance believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. In determining the appropriate estimate for the allowance for loan losses, management considers a number of factors relative to both specific credits in the loan portfolio and macro-economic factors relative to the economy of the United States as a whole and the economy of the northwest Ohio region in which the Company does business.

      Factors relative to specific credits that are considered include a customer's payment history, a customer's recent financial performance, an assessment of the value of collateral held, knowledge of the customer's character, the financial strength and commitment of any guarantors, the existence of any customer or industry concentrations, changes in a customer's competitive environment, and any other issues that may impact a customer's ability to meet his obligations.

      Economic factors that are considered include levels of unemployment and inflation, specific plant or business closings in the Company's market area, the impact of strikes or other work stoppages, the impact of weather or environmental conditions, especially relative to agricultural borrowers and other matters than may have an impact on the economy as a whole.

      In addition to the identification of specific customer's who may be potential credit problems, management considers its historical losses, the results of independent loan reviews, an assessment of the adherence to underwriting standards, the loss experience being reported by other financial institutions operating in the Company's market area, and other factors in providing reserves against loan balances that have not been specifically classified. While management believes its allowance for loan losses is conservatively determined based on the above factors, it does not believe the allowances to be excessive or unnecessary. Refer to the section entitled Allowance for Loan Losses and Note 3, Statement of Accounting Policies for a further description of the Company's estimation process and methodology related to the allowance for loan losses.

      Valuation of Mortgage Servicing Rights: First Defiance believes the valuations of mortgage servicing rights is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. First Defiance recognizes as separate assets the value of mortgage servicing rights, which are acquired through loan origination activities. First Defiance does not purchase any mortgage servicing rights.

      Key assumptions made by management relative to the valuation of mortgage servicing rights include the stratification policy used in valuing servicing, assumptions relative to future prepayments of mortgages, the potential value of any escrow deposits maintained or ancillary income received as a result of the servicing activity and discount rates used to value the present value of a future cash flow stream. The value of mortgage servicing rights is especially vulnerable in a falling interest rate environment. Refer also to the section entitled Mortgage Servicing Rights and Note 2, Statement of Accounting Policies, and Note 9, Mortgage Banking, for a further description of First Defiance's process, methodology and assumptions.

      SFAS 91 - Deferral of Fees: First Defiance believes that SFAS No. 91 - Deferral of Fees is a critical accounting policy that utilizes estimates in its preparation of its consolidated financial statements. First Defiance accounts for loan origination and commitment fees and certain direct loan origination costs by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan's yield. While the amount of fees to be deferred is generally apparent in the origination of a loan, the amount of costs, especially indirect or allocated costs to defer is a judgment that management makes based various time studies and cost accounting assumptions. Refer to the section entitled Revenue Recognition and Note 3, Statement of Accounting Policies, for a detailed description of First Defiance's process and methodology.

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

      First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 12 month period, First Defiance's net interest income would increase by just 0.27% over the base case scenario. Were interest rates to fall by 100 basis points during the same 12-month period, the simulation indicates that net interest income would decrease by only 0.03%.

      First Defiance has increased its lending activities in the non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance's non-residential and multi-family real estate loan portfolio increased to $227.8 million, which is split between $12.7 million of fixed-rate loans and $215.1 million of adjustable-rate loans at December 31, 2002. The commercial loan portfolio increased to $104.1 million, which is split between $40.7 million of fixed-rate loans and $63.4 million of adjustable-rate loans at December 31, 2002. Certain of the loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than 7 years. First Defiance also has significant balances of consumer loans ($37.6 million at December 31, 2002) which tend to have a shorter duration than residential mortgage loans, and home equity and improvement loans ($49.9 million at December 31, 2002) which fluctuate with changes in the prime lending rate. Also, to limit its interest rate risk, First Federal sells approximately 90% of its fixed-rate mortgage originations into the secondary market.

      In addition to the simulation analysis, First Federal also prepares an "economic value of equity" ("EVE") analysis. This analysis calculates the net present value of First Federal's assets and liabilities in rate shock environments that range from -200 basis points to +200 basis points. The results of this analysis are reflected in the following table.

                                December 31, 2002
-------------------------------------------------------------------------------------
                                                     Economic Value of Equity as % of
                       Economic Value of Equity          Present Value of Assets
                 --------------------------------------------------------------------
Change in Rates   $ Amount     $ Change      % Change       Ratio        Change
                 (Dollars in Thousands)
-------------------------------------------------------------------------------------
   + 200 bp        115,229        1,138         1.00%       13.39%       58 bp
   + 100 bp        115,238        1,147         1.01%       13.16%       35 bp
        0 bp       114,091           --           --        12.81%       --
    -100 bp        111,792       (2,299)       (2.02%)      12.35%      (46) bp
    -200 bp        112,933       (1,158)       (1.01%)      12.28%      (53) bp

      Based on the above analysis, in the event of a 200 basis point change in interest rates as of December 31, 2002, First Federal would experience a 1.0% increase in its economic value of equity in a rising rate environment and only a 1.0% decrease in its economic value of equity in a declining rate environment. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is generally negligible because both its assets and liabilities have relatively short durations and the durations are fairly closely matched. The average duration of its assets at December 31, 2002 was 1.70 years while the average duration of its liabilities was 2.12 years.

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

Forward Looking Information

Forward looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements in this report which are not historical fact are forward looking statements and they include, among other statements, projections about growth in the Financial Condition section, comments about the adequacy of the allowance for loan losses and projections about interest rate simulations included in the Asset/Liability Management section. Actual results may differ from expectations contained in such forward looking information as a result of factors including but not limited to the interest rate environment, economic policy or conditions, federal and state banking and tax regulations, and competitive factors in the marketplace. Each of these factors could affect estimates, assumptions, uncertainties and risks considered in the development of forward looking information and could cause actual results to differ materially from management's expectation regarding future performance.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition................................41
Consolidated Statements of Income.............................................43
Consolidated Statements of Stockholder's Equity...............................44
Consolidated Statements of Cash Flows.........................................45
Notes to Consolidated Financial Statements....................................47
Report of Independent Auditors................................................94

                         First Defiance Financial Corp.

                 Consolidated Statements of Financial Condition

                                                                        December 31
                                                                     2002         2001
                                                                 -----------------------
                                                                     (In Thousands)
Assets Cash and cash equivalents:
  Cash and amounts due from depository institutions              $   17,263   $   37,334
  Interest-bearing deposits                                          11,395          766
                                                                 -----------------------
                                                                     28,658       38,100
Securities:
  Available-for-sale, carried at fair value                         209,604       48,691
  Held-to-maturity, carried at amortized cost
   (fair value $4,129 and $5,678 at
   December 31, 2002 and 2001, respectively)                          3,921        5,580
                                                                 -----------------------
                                                                    213,525       54,271

Loans receivable, net of allowance of $7,496 and
  $6,548 at December 31, 2002 and 2001, respectively                561,041      499,141
Loans held for sale                                                  15,336          672
Mortgage servicing rights                                             2,090        1,821
Accrued interest receivable                                           4,533        2,940
Federal Home Loan Bank stock and other interest-earning assets       18,302       16,306
Bank Owned Life Insurance                                            15,144           --
Premises and equipment                                               19,958       20,067
Real estate and other assets held for sale                              206          136
Goodwill, net of accumulated amortization and impairment of
  $1,240 and $802 at December 31, 2002 and 2001, respectively         3,636        3,749
Deferred taxes                                                           --          339
Other assets                                                          1,816          652
Assets held for sale                                                     --        6,304
Assets of discontinued operations                                        --      488,150
                                                                 -----------------------
Total assets                                                     $  884,245   $1,132,648
                                                                 =======================

                                                                         December 31
                                                                     2002           2001
                                                                 --------------------------
                                                                       (In Thousands)
Liabilities and stockholders' equity
Liabilities:
  Deposits                                                       $   599,573    $   614,848
  Advances from the Federal Home Loan Bank                           149,096        196,302
  Short term borrowings and other interest-bearing liabilities         4,308         20,724
  Advance payments by borrowers                                          316            390
  Deferred taxes                                                       2,299             --
  Other liabilities                                                    8,543          6,517
  Liabilities associated with assets held for sale                        --          6,242
  Liabilities of discontinued operations                                  --        176,604
                                                                 --------------------------
Total liabilities                                                    764,135      1,021,627

Stockholders' equity:
  Preferred stock, no par value per share:
   5,000 shares authorized; no shares issued
  Common stock, $.01 par value per share:
   20,000 shares authorized; 6,412 and 6,854
   shares outstanding, respectively                                       64             68
  Additional paid-in capital                                          50,702         53,725
  Stock acquired by ESOP                                              (2,387)        (2,813)
  Deferred compensation                                                  (30)           (82)
  Accumulated other comprehensive income,
   net of tax of $3,477 and $410, respectively                         6,455            763
  Retained earnings                                                   65,306         59,360
                                                                 --------------------------
Total stockholders' equity                                           120,110        111,021
                                                                 --------------------------
Total liabilities and stockholders' equity                       $   884,245    $ 1,132,648
                                                                 ==========================

See accompanying notes.

                         First Defiance Financial Corp.
                        Consolidated Statements of Income

                                                                               Years ended December 31
                                                                           2002           2001          2000
                                                                        ---------------------------------------
                                                                        (In Thousands, except per share amount)
Interest income:
  Loans                                                                  $ 36,871       $ 42,794      $ 42,601
  Investment securities                                                     8,550          3,480         3,978
  Interest-bearing deposits                                                   720            271           362
                                                                        ---------------------------------------
Total interest income                                                      46,141         46,545        46,941

Interest expense:
  Deposits                                                                 16,508         20,931        21,409
  Federal Home Loan Bank advances and other                                 5,276          3,609         5,060
  Notes payable and warehouse loans                                           260          1,062           733
                                                                        ---------------------------------------
Total interest expense                                                     22,044         25,602        27,202
                                                                        ---------------------------------------
Net interest income                                                        24,097         20,943        19,739

Provision for loan losses                                                   1,451            994           635
                                                                        ---------------------------------------
Net interest income after provision for loan losses                        22,646         19,949        19,104

Non-interest income:
  Service fees and other charges                                            3,767          3,065         2,286
  Insurance commissions                                                     3,266          2,961         2,598
  Dividends on FHLB stock                                                     904          1,055         1,073
  Gain on sale of loans                                                     4,565          3,061           580
  Gain (Loss) on sale of securities                                            21           (137)          (58)
  Trust income                                                                117            110            43
  Income from Bank Owned Life Insurance                                       144             --            --
  Other noninterest income                                                    137            105           154
                                                                        ---------------------------------------
Total Noninterest Income                                                   12,921         10,220         6,676

Non-interest expense:
 Compensation and benefits                                                 14,104         12,142        11,094
 Occupancy                                                                  2,802          2,728         2,644
 SAIF Deposit insurance premiums                                              123            124           120
 State Franchise tax                                                        1,351          1,306         1,123
 Data processing                                                            1,457          1,402         1,277
 Amortization and impairment of mortgage servicing rights                   1,956          1,221           222
 Amortization of goodwill and other intangibles                               200            314           300
 Other noninterest expense                                                  4,168          3,711         3,398
                                                                        ---------------------------------------
Total Noninterest Expense                                                  26,161         22,948        20,178
                                                                        ---------------------------------------

Income before income taxes                                                  9,406          7,221         5,602
Federal income taxes                                                        2,986          2,423         1,734
                                                                        ---------------------------------------
Income from continuing operations                                           6,420          4,798         3,868
Discontinued operations, net of tax                                         8,853          8,818         7,094
                                                                        ---------------------------------------
Income before cumulative effect of a change in accounting principals       15,273         13,616        10,962
Cumulative effect of change in method of accounting for goodwill             (194)            --            --
                                                                        ---------------------------------------
Net income                                                               $ 15,079       $ 13,616      $ 10,962
                                                                        =======================================

Earnings per share:
Basic
 From continuing operations                                              $   1.01       $   0.74      $   0.61
 Discontinued operations, net of tax                                     $   1.39       $   1.37      $   1.13
 Cumulative effect of change in method of accounting for goodwill           (0.03)            --            --
 Net income                                                              $   2.37       $   2.11      $   1.74

Diluted
 From continuing operations                                              $   0.97       $   0.72      $   0.60
 Discontinued operations, net of tax                                     $   1.34       $   1.33      $   1.11
 Cumulative effect of change in method of accounting for goodwill           (0.03)            --            --
 Net income                                                              $   2.28       $   2.05      $   1.71

Dividends declared per share                                             $   0.54       $   0.49      $   0.45

See accompanying notes.

                         First Defiance Financial Corp.

                 Consolidated Statements of Stockholders' Equity

                                                                           Stock Acquired By
                                                                          --------------------  Accumulated
                                                Common Stock   Additional           Management     Other                   Total
                                               --------------   Paid-In            Recognition  Comprehensive Retained Stockholders'
                                               Shares  Amount   Capital     ESOP       Plan        Income     Earnings    Equity
                                               -------------------------------------------------------------------------------------

Balance at January 1, 2000                      6,814    $ 68   $ 53,181  $ (3,664)   $ (458)    $ (1,096)   $ 41,385    $ 89,416
   Comprehensive income:
     Net income                                                                                                10,963      10,963
     Change in net unrealized gains and
      losses on available-for-sale securities
      net of income taxes of $450                                                                   1,143                   1,143
                                                                                                                         --------
   Total comprehensive income                                                                                              12,106
   ESOP shares released                                               71       426                                            497
   Amortization of deferred compensation
     of Management Recognition Plan,
     net of income tax benefit of $35                                (35)                254                                  219
   Shares issued under stock option plans,
     net of income tax benefit of $99              80       1        469                                                      470
   Acquisition of common stock for treasury       (30)              (174)                                        (154)       (328)
   Dividends declared                                                                                          (2,907)     (2,907)
                                               -------------------------------------------------------------------------------------

Balance at December 31, 2000                    6,864      69     53,512    (3,238)     (204)          47      49,287      99,473
   Comprehensive income:
     Net income                                                                                                13,616      13,616
     Change in net unrealized gains and
      losses on available-for-sale securities
      net of income taxes of $461                                                                     716                     716
                                                                                                                         --------
   Total comprehensive income                                                                                              14,332
   ESOP shares released                                              173       425                                            598
   Amortization of deferred compensation
     of Management Recognition Plan,
     net of income tax benefit of $63                                 63                 122                                  185
   Shares issued under stock option plans,
     net of income tax benefit of $94              41                360                                                      360
   Acquisition of common stock for treasury       (51)              (383)                                        (365)       (748)
   Dividends declared                                                                                          (3,179)     (3,179)
                                               -------------------------------------------------------------------------------------

Balance at December 31, 2001                    6,854      69     53,725    (2,813)      (82)         763      59,359     111,021
   Comprehensive income:
     Net income                                                                                                15,079      15,079
     Change in net unrealized gains and
      losses on available-for-sale securities
      net of income taxes of $3,075                                                                 5,692                   5,692
                                                                                                                         --------
   Total comprehensive income                                                                                              20,771
   ESOP shares released                                              357       426                                            783
   Amortization of deferred compensation
     of Management Recognition Plan,
     net of income tax benefit of $36                                 36                  52                                   88
   Shares issued under stock option plans,
     net of income tax benefit of $290            108       1      1,170                                                    1,171
   Acquisition of common stock for treasury      (550)     (6)    (4,586)                                      (5,683)    (10,275)
   Dividends declared                                                                                          (3,449)     (3,449)
                                               -------------------------------------------------------------------------------------

Balance at December 31, 2002                    6,412    $ 64   $ 50,702  $ (2,387)   $  (30)    $  6,455    $ 65,306    $120,110
                                               =====================================================================================

See accompanying notes

                         First Defiance Financial Corp.

                      Consolidated Statements of Cash Flows

                                                                                Years ended December 31
                                                                             2002         2001         2000
                                                                        -----------------------------------
                                                                                     (In Thousands)
Operating activities
Net income                                                              $  15,079    $  13,616    $  10,963
Adjustments to reconcile net income to net cash
  provided by operating activities
    Provision for loan losses                                               1,451          994          635
    Provision for depreciation                                              1,605        1,603        1,553
    Net securities amortization                                               695           33           34
    Amortization of mortgage servicing rights                               1,439          392          222
    Net impairment of of mortgage servicing rights                            517          829           --
    Amortization of goodwill                                                   --          314          300
    Net impairment of goodwill                                                438           --           --
    Gain on sale of loans                                                  (4,565)      (3,061)        (580)
    Gain on sale of discontinued operations                               (16,912)          --           --
    Amortization of Management Recognition Plan deferred compensation          88          185          219
    Release of ESOP shares                                                    783          598          497
   Gain on sale of office properties and equipment                             --           --          (60)
    (Gains) losses on sales of securities                                     (21)         137           58
    Deferred federal income tax (credit)                                     (437)         207          514
    Proceeds from sale of loans                                           197,249      190,352       35,610
    Origination of mortgage servicing rights, net                          (2,225)      (1,911)        (357)
    Origination of loans held for sale                                   (207,348)    (187,862)     (34,708)
    Increase (decrease) in interest receivable and other assets           (17,998)         634         (700)
    Decrease in assets held for sale                                           12        1,006          230
    Decrease in liabilities held for sale                                      --         (186)        (228)
    Increase in assets of discontinued operations                         (40,479)     (80,728)        (381)
    Increase (decrease) in liabilities of discontinued operations              --      (18,240)      68,935
    Increase (decrease) in accrued interest and other liabilities          (4,638)       1,016       (1,081)
                                                                        -----------------------------------
Net cash provided by operating activities                                 (75,267)     (80,072)      81,675

Investing activities
Proceeds from maturities of held-to-maturity securities                     1,623        2,089        2,169
Proceeds from maturities of available-for-sale securities                  39,523        6,395        7,071
Proceeds from sale of available-for-sale securities                         2,459        3,919        2,317
Proceeds from sale of real estate and other assets held for sale              597          296          795
Proceeds from sale of office properties and equipment                          --           27          317
Proceeds from sale of discontinued operations                             371,772           --           --
Purchases of available-for-sale securities                               (194,766)      (5,120)      (6,996)
Purchases of Federal Home Loan Bank stock                                    (767)      (1,055)      (1,070)
Purchases of office properties and equipment                               (1,500)      (1,652)      (1,970)
Net (increase) decrease in loans receivable                               (64,018)      29,336      (81,743)
                                                                        -----------------------------------
Net cash provided by investing activities                                 154,923       34,235      (79,110)

                         First Defiance Financial Corp.

                                                                             Years ended December 31
                                                                          2002         2001         2000
                                                                        -----------------------------------
Financing activities
Net increase (decrease) in deposits                                     $ 15,349    $  86,172    $  35,506
Repayment of Federal Home Loan Bank long-term advances                   (25,206)        (454)    (125,654)
Repayment of term notes payable                                              (39)         (36)         (33)
Net increase (decrease) in Federal Home Loan Bank short-term advances    (37,000)    (116,500)      83,500
Net increase (decrease) in short-term line of credit                     (18,250)       6,250       12,000
Proceeds from Federal Home Loan Bank long-term advances                   15,000       90,000           --
Increase in securities sold under repurchase agreements                    4,299           --           --
Purchase of common stock for treasury                                    (10,275)        (748)        (328)
Cash dividends paid                                                       (3,449)      (3,109)      (2,832)
Proceeds from exercise of stock options                                    1,171          360          470
                                                                        -----------------------------------
Net cash used in financing activities                                    (58,400)      61,935        2,629
                                                                        -----------------------------------
Increase (decrease) in cash and cash equivalents                          (9,442)      16,098        5,194
Cash and cash equivalents at beginning of period                          38,100       22,002       16,808
                                                                        -----------------------------------
Cash and cash equivalents at end of period                              $ 28,658    $  38,100    $  22,002
                                                                        ===================================

Supplemental cash flow information:
 Interest paid                                                          $ 21,337    $  25,694    $  25,231
                                                                        ===================================
 Income taxes paid                                                      $ 14,260    $   8,520    $   6,400
                                                                        ===================================
Transfers from loans to real estate
 and other assets held for sale                                         $    667    $     391    $     607
                                                                        ===================================
Noncash operating activities
Change in deferred taxes on net unrealized gains or
 losses on available-for-sale securities                                $  3,075    $    (461)   $    (450)
                                                                        ===================================
Noncash investing activities
Increase (decrease) in net unrealized gain or (loss) on
 available-for-sale securities                                          $  8,784    $   1,177    $   1,593
                                                                        ===================================
Noncash financing activities
Cash dividends declared but not paid                                    $    920    $     848    $     778
                                                                        ===================================

See accompanying notes.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

                                December 31, 2002

1. Basis of Presentation

First Defiance Financial Corp. (First Defiance) is a holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest, Defiance Ohio (First Federal) and First Insurance & Investments (First Insurance). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository and trust services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. First Federal's wholly owned mortgage banking company, The Leader Mortgage Company, LLC, was sold to US Bankcorp in a transaction that was completed on April 1, 2002.

First Insurance & Investments is an insurance agency that does business in the Defiance, Ohio area offering property and casualty, group health, and life insurance and investment and annuity products.

2. Statement of Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas where First Defiance uses estimates are the determination of the allowance for loan losses and the valuation of mortgage servicing rights and goodwill.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Basic earnings per share exclude any dilutive effects of options and unvested stock grants.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

2. Statement of Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB). Cash and amounts due from depository institutions includes required balances at the FHLB and Federal Reserve of approximately $1,279,000 and $2,309,000, respectively, at December 31, 2002.

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

Currently, First Defiance invests in derivative securities as part of the overall asset and liability management process. Such derivative securities are disclosed in Note 6 and include agency step-up, REMIC and CMO investments. Such investments are not classified by management as high risk at December 31, 2002 and do not present risk significantly different than other mortgage-backed or agency securities.

Investments Required by Regulations

As a member of the FHLB System, First Federal is required to own stock of the FHLB of Cincinnati in an amount principally equal to .15% of total assets plus an amount of at least 2% but no more than 4% of its non-grandfathered mission asset activity (as defined in the FHLB's regulations). First Federal is permitted to own stock in excess of the minimum requirement.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

2. Statement of Accounting Policies (continued)

FHLB stock is a restricted equity security that does not have a readily determinable fair value and is carried at cost.

Loans Receivable

Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees net of deferred incremental loan origination costs, is amortized to interest income generally over the contractual life of the loan using the interest method.

Mortgage loans originated and intended for sale in the secondary market are classified as loans held for sale and are carried at the lower of cost or estimated fair value in the aggregate.

Interest receivable is accrued on loans and credited to income as earned. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

Marketing Costs

Marketing costs totaled $504,000, $463,000, and $459,000 in 2002, 2001, and
2000, respectively, and are expensed as incurred.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

2. Statement of Accounting Policies (continued)

Mortgage Servicing Rights

The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each at the time of sale. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income.

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

Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

Real Estate and Other Assets Held for Sale

Assets held for sale are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value, less estimated costs to dispose, at the time of foreclosure or insubstance foreclosure. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Buildings and improvements                  20 to 50 years
Furniture, fixtures and equipment            3 to 15 years

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

2. Statement of Accounting Policies (continued)

Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by SFAS No. 144, Accounting for Long-Lived Assets to be Disposed of, relative to accounting for long-lived assets and accounting for long-lived assets to be disposed of either through sale, abandonment, exchange or a distribution to owners.

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

Business Combinations

Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of companies acquired are recorded at their estimated fair value as of the date of acquisition.

Intangibles

The excess of the purchase price over the net identifiable tangible assets acquired in purchase business combinations is recorded as goodwill. Upon the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill relating to First Insurance & Investments is no longer being periodically amortized but rather is tested at least annually for impairment based on specific guidance included in SFAS No. 142. Management utilizes an outside appraisal to estimate the fair value of reporting units for the purpose of this impairment test. The impact on the statement of income from the adoption of SFAS 142 is included in Note 4.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

2. Statement of Accounting Policies (continued)

Stock Options

At December 31, 2002, the Company had three stock-based compensations plans, which are more fully described in Note 18. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation and has been determined as if First Defiance had accounted for its employee stock options under the fair value method of that Statement. Under the fair-value based method, compensation cost is measured at the grant date based upon the value of the award and recognized over the service period. For purposes of the pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period.

The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       December 31
                                             2002          2001          2000
                                          --------------------------------------

Risk free interest rate                      5.74%         5.70%         6.00%
Dividend yield                               2.93%         3.01%         4.80%
Volatility factors of expected market
   price of stock                           0.269%        0.268%        0.281%
Weighted average expected life            8.62 years    8.65 years    7.48 years
Weighted average grant date fair value
   of options granted                      $ 3.44        $ 3.38        $ 3.47

Based upon the above assumptions, pro forma net income and earnings per share are computed as follows:

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

2. Statement of Accounting Policies (continued)

                                                 Years ended December 31
                                               2002       2001       2000
                                             ------------------------------
Income from continuing operations            $ 6,420    $ 4,798    $ 3,868
Stock-based compensation using the fair
   value method, net of tax                     (197)      (210)      (346)
                                             ------------------------------
Pro forma net income from continuing
   operations                                $ 6,223    $ 4,588    $ 3,522
                                             ==============================
Pro forma earnings per share:
   Basic                                     $  0.97    $  0.71    $  0.56
                                             ==============================
   Diluted                                   $  0.94    $  0.69    $  0.55
                                             ==============================

The pro forma effects for 2002, 2001 and 2000 are not likely to be representative of the pro forma effects for future years.

Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, options granted prior to December 31, 1994 do not have fair value pro forma information provided.

Accounting for Derivative Instruments and Hedging Activities

First Defiance's accounting policies for derivative instruments and hedging activities reflect the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments are carried at fair value on the balance sheet. When the hedging critieria are met, offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability are deferred and recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are recognized in earnings as they occur.

Recent Accounting Pronouncements

Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

2. Statement of Accounting Policies (continued)

The standard is effective for the Company beginning January 1, 2003, and its adoption is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

Accounting for Long-Lived Assets

SFAS No. 144, Accounting for Long-Lived Assets to be Disposed of, was issued in October 2001 and addresses how to account for long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or a distribution to owners. The new standard supercedes SFAS No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 became effective for the Company January 1, 2002 and do not have a material impact on the Company's results of operations, financial position or liquidity.

Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections

SFAS No. 145 rescinded SFAS No. 4, 44 and 64 and is effective for financial statements issued for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. Certain provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 will be effective for financial statements issued on or after May 15, 2002. SFAS 145 did not and is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

Accounting for Costs Associated with Exit or Disposal Activities

SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities, was issued in June 2002 and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 address the accounting and reporting for one-time employee termination benefits, certain contract termination costs and other costs associated with exit or disposal activities such as facility closings or consolidations and

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

2. Statement of Accounting Policies (continued)

employee relocations. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The Company will adopt SFAS No. 146 prospectively as of January 1, 2003.

Acquisitions of Certain Financial Institutions

SFAS No. 147, Acquisitions of Certain Financial Institutions, was issued in October 2002. SFAS No. 147 clarified the accounting for intangible assets and goodwill in conjunction with the acquisition of certain financial institutions. SFAS No. 147 also amends SFAS No. 144, (see above) to include in its scope long-term customer relationship intangible assets of financial institutions such as core deposit intangible assets. The provisions of SFAS No. 147 became effective October 1, 2002 and had no impact on the Company's results of operations, financial position or liquidity.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

On November 25, 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.

FIN No. 45, which is applicable to public and non-public entities, will significantly change current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in FIN No. 45 is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from current general practice.

FIN No. 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

2. Statement of Accounting Policies (continued)

The Company has included FIN No. 45's required disclosures in Note 7. FIN No. 45 recognition and measurement provisions are not expected to have a material impact on the Company's results of operations, financial position or liquidity once adopted by the Company on January 1, 2003.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected loss and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, the Company was not party to any VIEs. The Company is currently assessing the impact, if any, the interpretation will have on results of operation, financial position, or liquidity, as it applies to other areas within the Company.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

3. Discontinued Operations

On April 1, 2002, First Defiance competed the sale of The Leader Mortgage Company, LLC to US Bancorp. Discontinued operations as reported include the operating results of The Leader for the periods owned, the gain realized by the Company from the sale of The Leader, net of all expenses of the sale, and the cost of the Company for early payment of certain FHLB advances and other expenses. The components of discontinued operations are as follows (in thousands):

                                                               2002        2001       2000
                                                            -------------------------------
Operations of The Leader                                    $  4,316    $ 15,343    $ 9,891
Net interest income (expense) allocated to discontinued
  operations                                                  (1,250)      (1,365)     1,384
Gain from sale of The Leader                                  16,959          --         --
Cost to terminate financing and other expenses associated
  with discontinued operations                                (1,225)         --         --
                                                            -------------------------------
Income from discontinued operations before income tax         18,800      13,978     11,275
Income tax on discontinued operations                          9,947       5,160      4,181
                                                            -------------------------------
Income from discontinued operations                         $  8,853    $  8,818    $ 7,094
                                                            ===============================

Net interest income or expense is allocated to discontinued operations, in accordance with EITF 87-24, based on interest earned by First Federal on intercompany loans to The Leader less interest expense, primarily brokered CDs and a portion of FHLB advances utilized to fund those intercompany loans. In 2002 and 2001, First Federal had a negative spread in its borrowing relationship with The Leader.

The gain from the sale of The Leader was based on the net proceeds from the sale, after expenses, less the book value of First Defiance's investment in The Leader. The Leader's net book value included goodwill of $9.6 million.

4. Change in Accounting Method

On January 1, 2002, First Defiance adopted SFAS No. 142, Goodwill and Other Intangible Assets. As required by FAS No. 142, goodwill is no longer amortized into the income statement over an estimated life but rather is tested at least annually for impairment based on specific guidance included in FAS No. 142. Based on an impairment test performed as of January 1, 2002, the Company determined that a portion of previously recorded goodwill related to its First Insurance business unit was impaired. The amount of impairment as of January 1, 2002, which

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

4. Change in Accounting Method (continued)

was $238,000 or $194,000 after tax, is reflected in the financial statements as an adjustment for the cumulative effect of an accounting change.

During 2002, management reached a settlement with the former shareholders of one of the agencies acquired to form First Insurance related to an earn-out provision of the original purchase agreement. The payment of $200,000 was recorded as additional goodwill for First Insurance and was considered impaired. This $200,000 impairment adjustment is recorded as a operating cost by First Defiance in the 2002 statement of income. The remaining balance of goodwill recorded at First Insurance totals $3.6 million at December 31, 2002.

Results from continuing operations for December 31, 2001 and 2000 include goodwill amortization expense of $314,000 and $300,000 respectively. Had FAS No. 142 been in effect for those periods, the Company would have reported income from continuing operation of $5.1 million for 2001 and $4.1 million for 2000. These amounts were determined as follows (in thousands, except for per share amounts):

                                                 2002       2001        2000
                                               --------   --------    --------
Reported income from continuing operations     $  6,420   $  4,798    $  3,868
Add back: Goodwill amortization                      --        314         300
Deduct: Tax benefit from deductible goodwill         --        (55)        (50)
                                               --------   --------    --------
Adjusted income from continuing operations     $  6,420   $  5,057    $  4,118

Basic earnings per share:
Reported income from continuing operations     $   1.01   $   0.74    $   0.61
Add back: Goodwill amortization                      --       0.05        0.05
Deduct: Tax benefit from deductible goodwill         --      (0.01)      (0.01)
                                               --------   --------    --------
Adjusted income from continuing operations     $   1.01   $   0.78    $   0.65

Diluted earnings per share:
Reported income from continuing operations     $   0.97   $   0.72    $   0.60
Add back: Goodwill amortization                      --       0.05        0.05
Deduct: Tax benefit from deductible goodwill         --      (0.01)      (0.01)
                                               --------   --------    --------
Adjusted income from continuing operations     $   0.97   $   0.76    $   0.64

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                             2002           2001           2000
                                                        ----------------------------------------
                                                        (In Thousands, except per share amounts)
Numerator for basic and diluted earnings
   per share-income from continuing operations             $ 6,420        $ 4,798        $ 3,868
                                                        ========================================
Denominator:
   Denominator for basic earnings per
     share-weighted-average shares                           6,359          6,464          6,318
Effect of dilutive securities:
   Employee stock options                                      236            149             39
   Unvested Management Recognition
     Plan stock                                                 14             33             66
                                                        ----------------------------------------
   Dilutive potential common shares                            250            182            105
                                                        ----------------------------------------
Denominator for diluted earnings per
   share-adjusted weighted-average shares                    6,609          6,646          6,423
                                                        ========================================
Basic earnings per share from continuing operations        $  1.01        $  0.74        $  0.61
                                                        ========================================
Diluted earnings per share from continuing
   operations                                              $  0.97        $  0.72        $  0.60
                                                        ========================================

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

6. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

                                                             December 31, 2002
                                                -------------------------------------------
                                                             Gross       Gross
                                                Amortized  Unrealized  Unrealized    Fair
                                                   Cost      Gains       Losses      Value
                                                -------------------------------------------
                                                              (In Thousands)
Available-for-Sale Securities:
   U.S. Treasury securities and obligations
     of U.S. Government corporations and
     agencies                                    $ 95,462    $ 6,373    $     2    $101,833
   Corporate bonds                                 25,720      1,733         --      27,453
   Adjustable rate mortgage-backed security
     mutual funds                                   2,109         --         54       2,055
   Adjustable rate mortgage-backed securities      15,169        269         --      15,438
   REMICs                                          12,636        232         --      12,868
   Collateralized mortgage obligations             11,380        201         42      11,539
   Trust preferred stock                            7,238         53         55       7,236
   Equity securities                                   69         --          2          67
   Obligations of state and political
     subdivisions                                  29,890      1,283         58      31,115
                                                -------------------------------------------
   Totals                                        $199,673    $10,144    $   213    $209,604
                                                ===========================================

Held-to-Maturity Securities:
   FHLMC certificates                            $  1,004    $    32    $     3    $  1,033
   FNMA certificates                                1,691         29          6       1,714
   GNMA certificates                                  636         25         --         661
   Obligations of states and political
     subdivisions                                     590        131         --         721
                                                -------------------------------------------
   Totals                                        $  3,921    $   217    $     9    $  4,129
                                                ===========================================

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

6. Investment Securities (continued)

                                                           December 31, 2001
                                                ----------------------------------------
                                                             Gross       Gross
                                                Amortized  Unrealized  Unrealized  Fair
                                                   Cost      Gains       Losses    Value
                                                ----------------------------------------
                                                             (In Thousands)
Available-for-Sale Securities:
   U.S. Treasury securities and obligations
     of U.S. Government corporations and
     agencies                                    $17,708    $   905    $   --    $18,613
   Corporate bonds                                 9,322        294        --      9,616
   Adjustable rate mortgage-backed security
     mutual funds                                  2,548         --        70      2,478
   Adjustable rate mortgage-backed securities      4,134         52        71      4,115
   Collateralized mortgage obligations             3,546         69        16      3,599
   Trust preferred stock                           2,000         12        80      1,932
   Equity securities                                  70         17        --         87
   Obligations of state and political
     subdivisions                                  8,216        131        96      8,251
                                                ----------------------------------------
   Totals                                        $47,544    $ 1,480    $  333    $48,691
                                                ========================================

Held-to-Maturity Securities:
   FHLMC certificates                            $ 1,690    $    25    $   25    $ 1,690
   FNMA certificates                               2,389         26        52      2,363
   GNMA certificates                                 871         22        --        893
   Obligations of states and political
     subdivisions                                    630        102        --        732
                                                ----------------------------------------
   Totals                                        $ 5,580    $   175    $   77    $ 5,678
                                                ========================================

The amortized cost and fair value of securities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

6. Investment Securities (continued)

                                    Available-for-Sale       Held-to-Maturity
                                  ----------------------   ---------------------
                                  Amortized                Amortized
                                    Cost      Fair Value      Cost    Fair Value
                                  ----------------------------------------------
                                                   (In Thousands)

Due in one year or less            $  8,242    $  8,366    $     --    $     --
Due after one year through
   five years                        88,990      94,737         375         439
Due after five years through
   ten years                         56,010      59,616         332         418
Due after ten years                  44,253      44,763       3,214       3,272
                                  ----------------------------------------------
                                    197,495     207,482       3,921       4,129

Adjustable rate mortgage-backed
   security mutual funds              2,109       2,055          --          --
Equity securities                        69          67          --          --
                                  ----------------------------------------------
Totals                             $199,673    $209,604    $  3,921    $  4,129
                                  ==============================================

Investment securities with carrying amounts of $72.9 million and $18.5 million at December 31, 2002 and 2001, respectively, were pledged as collateral on public deposits and FHLB advances and for other purposes as required or permitted by law.

7. Commitments and Contingent Liabilities

Loan Commitments

Loan commitments are made to accommodate the financial needs of the First Federal's customers; however, there are no long-term, fixed-rate loan commitments that result in market risk. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers' trade transactions.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

7. Commitments and Contingent Liabilities (continued)

Both arrangements have credit risk, essentially the same as that involved in extending loans to customers, and are subject to the Company's normal credit policies. Collateral (e.g., securities, receivables, inventory and equipment) is obtained based on Management's credit assessment of the customer.

The Company's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

                                2002          2001
                              ---------------------
Commercial                    $103,984     $ 52,978
Real Estate                     17,537       27,396
Consumer                        41,555       30,647
Standby Letters of
      Credit                     2,997           --
                              ---------------------
Total                         $166,073     $111,021
                              ---------------------

Lease Agreements

The Company has entered into lease agreements covering First Insurance's main office, one banking center location and one loan office through 2010, with options to renew.

Future minimum commitments under non-cancelable operating leases are as follows:

2003                     $ 91,349
2004                       78,118
2005                       85,878
2006                       89,758
2007                       89,758
Thereafter                204,542

Rentals under operating leases and data processing costs amounted to $169,000, $131,000 and $102,000 in 2002, 2001 and 2000, respectively.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

8. Loans Receivable

                                                                 December 31
                                                               2002       2001
                                                             -------------------
                                                                (In Thousands)
Loans receivable consist of the following at December 31:
   Real estate loans:
     Secured by single family residential                    $142,355   $167,092
     Secured by multi-family residential                       32,324     21,757
     Secured by non-residential real estate                   195,431    152,274
     Construction                                              15,357      7,875
                                                             -------------------
                                                              385,467    348,998
   Other loans:
     Automobile                                                30,229     33,323
     Commercial                                               104,070     83,690
     Home equity and improvement                               49,890     36,179
     Other                                                      7,349      7,410
                                                             -------------------
                                                              191,538    160,602
                                                             -------------------
Total loans                                                   577,005    509,600

Deduct:
   Undisbursed loan funds                                       7,256      2,887
   Net deferred loan origination fees and costs                 1,212      1,024
   Allowance for loan losses                                    7,496      6,548
                                                             -------------------
Totals                                                       $561,041   $499,141
                                                             ===================

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

8. Loans Receivable (continued)

Changes in the allowance for loan losses were as follows:

                                          Years ended December 31
                                        2002        2001        2000
                                       ------------------------------
                                               (In Thousands)

Allowance at beginning of year         $6,548      $6,330      $6,504

Provision for credit losses             1,451         994         635
Charge-offs                               720       1,033       1,031
Recoveries                                217         257         222
                                       ------------------------------
Net charge-offs                           503         776         809
                                       ------------------------------
Ending allowance                       $7,496      $6,548      $6,330
                                       ==============================

Unpaid balances of loans with contractual payments delinquent 90 days or more totaled $2,525,000 at December 31, 2002 and $2,371,000 at December 31, 2001.
First Federal does not anticipate any significant losses in the collection of these delinquent loans in excess of the allowance for loan losses.

Impaired loans having recorded investments of $593,000 at December 31, 2002 and $370,000 at December 31, 2001 have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 2002 and 2001 was $697,000 and $501,000, respectively. The total allowance for loan losses related to these loans was $359,000 and $202,000 at December 31, 2002 and 2001. There was $46,000 of
interest received and recorded in income during 2002 on impaired loans including interest received and recorded in income prior to such impaired loan designation. There was $40,000 recorded in 2001 and no interest recorded in 2000. Loans having carrying values of $667,000 and $391,000 were transferred to real estate and other assets held for sale in 2002 and 2001, respectively.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

8. Loans Receivable (continued)

First Defiance is not committed to lend additional funds to debtors whose loans have been modified.

Interest income on loans is as follows:

                                   Years ended December 31
                                2002        2001         2000
                              --------------------------------
                                       (In Thousands)

Mortgage loans                $ 9,088     $14,656      $17,950
Other loans                    27,783      28,138       24,651
                              --------------------------------
Totals                        $36,871     $42,794      $42,601
                              ================================

There are no industry concentrations (exceeding 10% of gross loans) in First Federal's non-residential real estate and commercial loan portfolios. Virtually all of the Company's loans receivable are to borrowers in the Northwest Ohio, Northeast Indiana or Southeast Michigan areas.

9. Mortgage Banking

The activity in Mortgage Servicing Rights (MSRs) is summarized as follows:

                                                Years ended December 31
                                            2002         2001         2000
                                          ----------------------------------
                                                     (In Thousands)

Balance at beginning of period            $ 1,821      $ 1,131      $   996
   Loans sold, servicing retained           2,225        1,911          357
   Amortization                            (1,439)        (392)        (222)
   Impairment of MSR's                       (517)        (829)          --
                                          ----------------------------------
Balance at end of period                  $ 2,090      $ 1,821      $ 1,131
                                          ==================================

At December 31, 2002, the estimated fair value of the servicing rights was $2.1 million, as determined using a mortgage servicing rights valuation model.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

9. Mortgage Banking (continued)

At December 31, 2002, the estimated fair value of the servicing rights was $2.1 million, as determined using a mortgage servicing rights valuation model. At December 31, 2002, significant assumptions include prepayment rate of 441 PSA and discount rate of 8.5%.

The Company's servicing portfolio is comprised of the following:

                                           December 31
                                2002                       2001
                       ------------------------   ------------------------
                       Number of     Principal    Number of     Principal
                         Loans      Outstanding     Loans      Outstanding
                       ---------------------------------------------------
                                     (Dollars in Thousands)

Fannie Mae               1,432       $106,070       1,608       $128,698
Freddie Mac              2,864        218,854       1,599         92,447
                       ---------------------------------------------------
Totals                   4,296       $324,924       3,207       $221,145
                       ===================================================

10. Premises and Equipment

Premises and equipment are summarized as follows:

                                                          December 31
                                                      2002          2001
                                                    ---------------------
                                                        (In Thousands)
Cost:
   Land                                             $ 3,125       $ 2,771
   Buildings                                         16,640        15,640
   Leasehold improvements                               466           466
   Furniture, fixtures and equipment                  9,914         9,053
   Construction in process                               71           804
                                                    ---------------------
                                                     30,216        28,734
   Less allowances for depreciation and
     amortization                                    10,258         8,667
                                                    ---------------------
                                                    $19,958       $20,067
                                                    =====================

There was $14,000 of interest capitalized in 2002 and none in 2001.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

11. Deposits

The following schedule sets forth interest expense by type of savings deposit:

                                                    Years ended December 31
                                                 2002        2001        2000
                                               -------------------------------
                                                        (In Thousands)

Checking and money market accounts             $ 2,702     $ 3,871     $ 3,361
Savings accounts                                   366         569         740
Certificates of deposit                         13,454      16,491      17,308
                                               -------------------------------
                                                16,522      20,931      21,409

Less interest capitalized                           14          --          --
                                               -------------------------------
Totals                                         $16,508     $20,931     $21,409
                                               ===============================

Interest paid on brokered or national certificates of deposit in the amount of $799,000 in 2002, $4.2 million in 2001 and $4.1 million in 2000 were reclassified to discontinued operations as they were used to fund operations of The Leader.

At December 31, 2001, accrued interest payable amounted to $324,000, which was comprised of $301,000 and $23,000 for certificates of deposit and checking and money market accounts respectively.

A summary of deposit balances is as follows:

                                              December 31
                                         2002             2001
                                       -------------------------
                                             (In Thousands)

Savings accounts                       $ 39,363         $ 36,951
Checking accounts                        85,254           62,151
Money Market demand accounts            129,036          112,833
Certificates of deposit                 345,920          402,913
                                       -------------------------
                                       $599,573         $614,848
                                       =========================

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

11. Deposits (continued)

Scheduled maturities of certificates of deposit are as follows:

                                    December 31,
                                       2002
                                  --------------
                                  (In Thousands)

2003                              $      211,806
2004                                     110,144
2005                                      14,980
2006                                       5,337
2007                                       2,838
2008 and thereafter                          815
                                  --------------
Total                             $      345,920
                                  ==============

At December 31, 2002 and 2001, deposits of $139.3 million and $146.0 million, respectively, were in excess of the $100,000 Federal Deposit Insurance Corporation insurance limit. At December 31, 2002 and 2001, $22.9 million and $18.5 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000. In addition, First Federal has a $7,000,000 depository bond with the State of Ohio, which can be pledged as collateral against public deposits for certificates in excess of $100,000.

12. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities and certain multi-family or non-residential real estate loans as security for these advances. Advances secured by investment securities must have collateral to exceed borrowing by 105%. Advances secured by residential mortgages must have collateral to exceed borrowings by 125%. Advances secured by multi-family or non-residential real estate loans securities must have 300% collateral. The total level of borrowing is also limited to 50% of total assets. First Federal has a maximum potential to acquire advances of approximately $195.5 million from the FHLB.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

12. Advances from Federal Home Loan Bank (continued)

The FHLB has made a series of advances totaling $130.0 million to First Defiance that have fixed maturity dates but are callable at the option of the FHLB on a specified date and quarterly thereafter. The terms of these advances are as follows (in thousands):

  Balance     Interest Rate   Call Date     Maturity Date
-----------------------------------------------------------

 $ 10,000         4.94%       12/18/03        12/18/08
   15,000         5.64%       01/26/03        10/26/09
   10,000         5.84%       03/01/03        09/01/10
   20,000         5.83%       01/20/03        10/20/05
   10,000         5.95%       02/07/03        11/07/05
   15,000         4.52%       01/10/03        01/10/11
   10,000         4.76%       01/10/03        01/10/11
   10,000         4.93%       02/02/04        02/02/11
   20,000         4.07%       03/08/03        03/08/11
   10,000         5.14%       03/08/04        03/08/11

The FHLB has made advances totaling $12.0 million to First Defiance that have fixed maturity dates but which are callable after the call date only when three-month LIBOR rates exceed the agreed upon strike rate in the advance contract. The terms of these advances are as follows (in thousands):

  Balance     Interest Rate   Call Date    Maturity Date   LIBOR "Strike" Rate
--------------------------------------------------------------------------------

  $ 7,000         3.54%       10/15/03       10/15/12             8.0%
    5,000         3.85%       11/6/03        11/6/12              8.0%

When called, First Defiance has the option of paying off these advances, or converting them to variable rate advances priced at the three month LIBOR rate.

First Defiance has an additional $4.1 million outstanding on a series of fixed rate long-term advances. Of this amount, $1.2 million is a fixed rate advance under the FHLB Affordable Housing Program in 1995. The total FHLB long-term advances bear a weighted average interest rate of 4.95 % at December 31, 2002.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

12. Advances from Federal Home Loan Bank (continued)

Future minimum payments by fiscal year are as follows (in thousands):

2003                                         $   8,221
2004                                             8,221
2005                                            37,816
2006                                             5,418
2007                                             5,418
Thereafter                                     128,112
                                             ---------
Total minimum payments                         193,206
Less amounts representing interest              47,110
                                             ---------
Totals                                       $ 146,096
                                             =========

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $3.0 million in short-term advances outstanding at December 31, 2002 and $40.0 million at December 31, 2001. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2002, $3.0 million was outstanding under First Defiance's Cash Management Advance line of credit. The total available under the Cash Management line is $15.0 million. In addition, First Defiance has $50.0 million available under a REPO Advance line of credit. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis. Other advances may be borrowed under the FHLB's short-term fixed or LIBOR based programs. Information concerning short-term advances is summarized as follows:

                                                  Years ended December 31
                                                   2002             2001
                                             ----------------------------------
                                             (In Thousands, except percentages)

Average balance during the year                  $  17,118       $  62,695
Maximum month-end balance during the year           90,500         111,000
Average interest rate during the year                 2.08%           4.32%

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

13. Notes Payable and Other Short-term Borrowings

Total short term borrowings, revolving and term debt is summarized as follows:

                                                                                  December 31
                                                                               2002        2001
                                                                             -------------------
                                                                                (In Thousands)
Securities sold under agreement to repurchase (1.2% at December 31, 2002)    $  4,298
$10,000 revolving line of credit facility, unsecured, interest at federal funds rate plus 0.45% (1.7% at December 31, 2002)
   $10,000 available at December 31, 2002                                          --
$20,000 revolving line of credit facility, secured by the stock of
   First Federal, interest at LIBOR plus 1.5% (3.62% at December 31, 2001)
   Line retired in 2002, $1,750 available at December 31, 2001                          $ 18,250
Contingency payable upon sale of certain real estate held for sale,
   accruing interest at 5.574% per annum                                                   2,425
Term note payable to bank, secured by business assets, interest at
   7.5% per annum, maturing March 1, 2003                                          10         49
                                                                             -------------------
Total borrowed money                                                         $  4,308   $ 20,724
                                                                             ===================

14. Postretirement Benefits

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

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

14. Postretirement Benefits (continued)

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan:

                                                                          December 31
                                                                        2002       2001
                                                                      -------------------
                                                                         (In Thousands)
Change in fair value of plan assets:
   Balance at beginning of measurement period                         $    --    $    --
   Employer contribution                                                   80         60
   Participant contribution                                                26          5
   Benefits paid                                                         (106)       (65)
                                                                      -------------------
   Balance at end of measurement period                                    --         --

Change in benefit obligation:
   Balance at beginning of measurement period                           1,047        789
   Service cost                                                            31         22
   Interest costs                                                          76         45
   Participant contribution                                                26          5
   Plan amendments                                                         --         13
   Actuarial losses                                                       229        238
   Benefits paid                                                         (106)       (65)
                                                                      -------------------
   Balance at end of measurement period                                 1,303      1,047
                                                                      -------------------
Unfunded status                                                         1,303      1,047
Unrecognized prior service cost                                           (52)       (56)
Unrecognized net (loss)gain                                              (328)      (102)
                                                                      -------------------
Accrued postretirement benefit obligation included
   in accrued interest and other expenses in consolidated statement
   of financial condition                                             $   923    $   889
                                                                      ===================

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

14. Postretirement Benefits (continued)

Net periodic postretirement benefit cost includes the following components:

                                                    Years ended December 31
                                                    2002      2001      2000
                                                   -------------------------
                                                         (In Thousands)
Service cost-benefits attributable to service
   during the period                               $  31     $  22     $  34
Interest cost on accumulated postretirement
   benefit obligation                                 76        45        47
Net amortization and deferral                          8        29         1
                                                   -------------------------
Net periodic postretirement benefit cost           $ 115     $  96     $  82
                                                   =========================

The assumed annual rate of increase in the per capita cost of covered health care benefits is 9.00% for 2003 gradually trending downward to 4.5% by the year 2011. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point for each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $183,000 and the aggregate of the service and interest cost for the year then ended by $18,000.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.5% for 2002, 7.0% for 2001 and 6.5% for 2000.

15. Regulatory Matters

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

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

15. Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios of Tier I and total capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2002 and 2001, First Federal meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision (OTS) categorized First Federal as well capitalized under the regulatory framework.

The following schedule presents First Federal's regulatory capital ratios:

                                                  Required for Capital    Required to be
                                   Actual          Adequacy Purposes     Well Capitalized
                            --------------------------------------------------------------
                             Amount     Ratio      Amount      Ratio     Amount     Ratio
                            --------------------------------------------------------------
As of December 31, 2002:
   Tangible Capital         $102,880    11.84%    $ 13,033      1.50%      N/A        N/A
   Tier 1(Core)Capital       102,880    11.84%      34,755      4.00%    $ 13,033     5.00%
   Tier 1 Capital to
     risk weighted assets    102,880    17.15%      24,000      4.00%      36,000     6.00%
   Risk-Based Capital        110,349    18.39%      48,000      8.00%      60,000    10.00%
As of December 31, 2001:
   Tangible Capital         $ 70,568     6.59%    $ 16,067      1.50%       N/A       N/A
   Tier 1(Core)Capital        70,568     6.59%      42,845      4.00%    $ 53,557     5.00%
   Tier 1 Capital to
     risk weighted assets     70,568     9.78%      28,874      4.00%      43,311     6.00%
   Risk-Based Capital         79,600    11.03%      57,748      8.00%      72,185     10.0%

16. Income Taxes

The components of income tax expense for continuing operations (credit) are as follows:

                                 Years ended December 31
                               2002        2001        2000
                             -------------------------------
                                      (In Thousands)
Current:
   Federal                   $ 3,399     $ 2,164     $ 1,312
   State and local                24           3          --
Deferred (credit)               (437)        256         422
                             -------------------------------
                             $ 2,986     $ 2,423     $ 1,734
                             ===============================

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

16. Income Taxes (continued)

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

                                                     Years ended December 31
                                                   2002       2001       2000
                                                 ------------------------------
                                                         (In Thousands)

Tax expense at statutory rate                    $ 3,292    $ 2,572    $ 1,961
Increases (decreases) in taxes from:
   Goodwill amortization and impairment               70         55         55

   State income tax--net of federal tax benefit       15          2         --
   Tax exempt interest income                       (487)      (183)      (119)
   Other                                              96        (23)      (163)
                                                 ------------------------------
Totals                                           $ 2,986    $ 2,423    $ 1,734
                                                 ==============================

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of First Defiance's deferred federal income tax assets and liabilities are as follows:

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

16. Income Taxes (continued)

                                                                December 31
                                                             2002        2001
                                                           --------------------
                                                              (In Thousands)
Deferred federal income tax assets:
   Allowance for loan losses                               $ 2,532     $ 2,128
   Postretirement benefit costs                                317         311
   Deferred compensation and management
     recognition plans                                         296         304
   State income tax                                              6          --
   Accrued disposition costs                                   490          --
   Other                                                       301         442
                                                           --------------------
Total deferred federal income tax assets                     3,942       2,874

Deferred federal income tax liabilities:
   Net unrealized gains on available-for-sale securities     3,477         402
   FHLB stock dividends                                      2,061       1,792
   Deferred loan origination fees and costs (net)              221         176
   Fixed assets                                                473         317
   Other                                                         9        (152)
                                                           --------------------
Total deferred federal income tax liabilities                6,241       2,535
                                                           --------------------
Net deferred federal income tax asset (liability)          $ 2,299     $  (339)
                                                           ====================

The realization of the Company's deferred tax assets is dependent upon the Company's ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2002.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

16. Income Taxes (continued)

Retained earnings at December 31, 2002 include financial statement tax bad debt reserves of $9.73 million. The Small Business Job Protection Act of 1996 passed on August 20, 1996 eliminated the special bad debt deduction previously granted solely to thrifts. This results in the recapture of past taxes for permanent deductions arising from the "applicable excess reserve," which is the total amount of First Federal's reserve over its base year reserve as of December 31, 1987. The recapture tax is due in six equal annual installments beginning after December 31, 1996. However, deferral of those payments was permitted for up to two years, contingent upon satisfying a specified mortgage origination test for 1997 and 1998 (which was met). At December 31, 2002, First Federal had $207,000 in excess of the base year reserves. Deferred taxes have been provided related to this item. No provision is required to be made for the $9.52 million of base year reserves.

17. Employee Benefit Plans

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (First Defiance 401(k)) if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 50% of the participants' contributions, to a maximum of 3% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. For the year ended December 31, 2002, First Defiance's matching contribution included in continuing operations was $213,000 and there was no discretionary company contribution. For the year ended December 31, 2001, First Defiance's matching contribution included in continuing operations was $188,000 and the discretionary company contribution was $162,000. For the year ended December 31, 2000, First Defiance's matching contribution included in continuing operations was $158,000 and the discretionary contribution was $375,000.

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

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)

To fund the plan, the ESOP borrowed funds from First Defiance for the purpose of purchasing shares of First Defiance common stock. The ESOP acquired a total of 863,596 shares in 1993 and 1995. The loan outstanding at December 31, 2002 was $3,210,000. Principal and interest payments on the loan are due in equal quarterly installments through June of 2008. The loan is collateralized by the shares of First Defiance's common stock and is repaid by the ESOP with funds from the Company's contributions to the ESOP, dividends on unallocated shares and earnings on ESOP assets.

As principal and interest payments on the loan are paid, shares are released from collateral and committed for allocation to active employees, based on the proportion of debt service paid in the year. Shares held by the ESOP which have not been released for allocation are reported as stock acquired by the ESOP plan in the statement of financial condition. As shares are released, First Defiance records compensation expense equal to the average fair value of the shares over the period in which the shares were earned. Also, the shares released for allocation are included in the average shares outstanding for earnings per share computations. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as additional ESOP expense. ESOP compensation expense was $691,000, $523,000 and $328,000 for 2002, 2001 and 2000, respectively. As of December 31, 2002, 597,014 ESOP shares have been released for allocation of which 584,816 were allocated to participants. The 266,582 unreleased shares have a fair value of $5.0 million at December 31, 2002.

Employees of The Leader participated in the ESOP. Upon the closing of the sale of The Leader, all account balances of employees of The Leader vested and these benefits were distributed to the former Leader participants based on their benefit election. A total of 47,946 shares were allocated to these employees.

The Shareholders of First Defiance approved and established Management Recognition Plans (MRP) in 1993 and 1996 to provide directors, officers and employees with a proprietary interest in First Defiance as incentive to contribute to its success. Cash was contributed to the MRP in the form of deferred compensation amounting to $800,000 in 1993 and $2,817,452 in 1996. The $800,000 contributed in 1993 was used to purchase 172,722 shares of First Defiance common stock. All shares acquired in 1993 were granted on July 19, 1993. A total of 258,921 of the shares acquired in 1996 have been granted as of December 31, 2002, not including 47,032 shares forfeited by participants who terminated before their shares vested. The shares vest at a rate of 20% per year over five years. First Defiance is amortizing the deferred compensation and

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)

recording additions to stockholder's equity as the shares vest. Compensation expense attributable to the MRP amounted to $52,000, $121,000 and $255,000 in 2002, 2002 and 2000 respectively.

18. Stock Option Plans

First Defiance has established incentive stock option plans for its directors and its employees and has reserved 1,376,485 shares of common stock for issuance under the plans. A total of 1,116,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of December 31, 2002, 807,320 options (689,495 for employees and 117,825 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. There are 109,726 options granted under the 1993 plan that are currently exercisable, 526,594 options granted under the 1996 plan that vest at 20% per year beginning in 1997 of which 478,718 are fully vested and currently exercisable and 171,000 options granted under the 2001 plan which vest at 20% per year beginning in 2002, of which 33,000 are fully vested and currently exercisable. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or five years after the retirement date for the 1993 and 2001 plans and on the earlier of the scheduled expiration date or twelve months after the retirement date for the 1996 plan.

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

The pro forma results of operations included in Note 2 use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions outlined in Note 2.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

18. Stock Option Plans (continued)

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

The following table summarizes stock option activity for 2002 and 2001

                                            2002                              2001
                               ------------------------------   -------------------------------
                                               Range of                          Range of
                                Option          Option           Option           Option
                                Shares          Prices           Shares           Prices
                               ----------------------------------------------------------------
Outstanding at January 1        975,782     $4.63 to $15.50      787,888      $4.63 to $15.50
   Granted                        9,000         $18.50           234,000     $14.00 to $14.05
   Exercised or cashed out     (172,873)    $4.63 to $15.50      (41,106)     $4.63 to $14.00
   Expired or canceled           (4,589)   $14.05 to $18.50       (5,000)    $11.75 to $14.00
                               ----------------------------------------------------------------
Outstanding at December 31      807,320     $4.63 to $18.50      975,782      $4.63 to $15.50
                               ================================================================

Exercisable to:
  2002                               --             --            13,000           $4.63
  2003                           15,110          $4.63            50,581           $4.63
  2006                          384,740   $10.375 to $10.6785    430,104    $10.375 to $10.6875
  2007                           67,023    $12.625 to $13.00      68,966     $12.625 to $13.00
  2008                          128,559    $12.25 to $15.50      129,702     $12.25 to $15.50
  2009                           32,121    $11.25 to $11.75       46,886     $11.25 to $11.75
  2010                            1,767    $8.25 to $10.516        2,543     $8.25 5o $10.516
  2011                          172,000    $14.00 to $14.05      234,000     $14.00 to $14.05
  2012                            6,000         $18.50                --              --
                               ----------------------------------------------------------------
                                807,320     $4.63 to $18.50      975,782      $4.63 to $15.50
                               ================================================================
Available for future grant
  at December 3l                123,953                          128,364
                               ========                         ========

Upon the sale of The Leader, certain option holders were paid cash for the value of their vested options in lien of issuing shares. These 65,000 options are not available for future grants.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

19. Parent Company and Regulatory Restrictions

Dividends paid by First Federal to First Defiance are subject to various legal and regulatory restrictions. Because First Federal paid $35.0 million in dividends to First Defiance in 2002, it can initiate dividend payments in 2003 only equal to or less than the 2003 net profits, as defined by statutes, without prior regulatory approval. First Federal can apply to the OTS to pay a dvidend in excess of 2003 net profits.

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

                                                          December 31
Statements of Financial Condition                       2002       2001
                                                     ---------------------
                                                         (In Thousands)
Assets
Cash and cash equivalents                            $   2,899   $     156
Investment securities, available for sale,
   carried at fair value                                 1,060          87
Investment in subsidiaries                             113,358     126,182
Loan receivable from First Defiance Employee
   Stock Ownership Plan                                  3,281       3,706
Other assets                                                 8         142
                                                     ---------------------
Total assets                                         $ 120,606   $ 130,273
                                                     =====================


Liabilities and stockholders' equity
Notes payable                                        $      --   $  18,250
Accrued liabilities                                        496       1,002
Stockholders' equity                                   120,110     111,021
                                                     ---------------------
Total liabilities and stockholders' equity           $ 120,606   $ 130,273
                                                     =====================

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

19. Parent Company and Regulatory Restrictions (continued)

                                                  Years ended December 31
Statements of Income                            2002        2001       2000
                                             ---------------------------------
                                                       (In Thousands)

Interest on loan to ESOP                     $    295    $    330    $    362
Interest expense on notes payable                (164)       (953)       (624)
Other income                                        7           2          20
Noninterest expense                              (593)       (638)       (629)
                                             ---------------------------------
(Loss) income before income taxes
   and equity in earnings of subsidiaries        (455)     (1,259)       (871)
Income tax (credit) expense                      (138)       (440)       (316)
                                             ---------------------------------
(Loss) income before equity in
   earnings of subsidiaries                      (317)       (819)       (555)
Equity in earnings of subsidiaries             15,396      14,435      11,518
                                             ---------------------------------
Net income                                   $ 15,079    $ 13,616    $ 10,963
                                             =================================

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

19. Parent Company and Regulatory Restrictions (continued)

                                                                   Years ended December 31
Statements of Cash Flows                                         2002        2001        2000
                                                              ---------------------------------
                                                                        (In Thousands)
Operating activities:
Net income                                                    $ 15,079    $ 13,616    $ 10,963
 Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Provision for depreciation                                     --          --           6
     (Gain) loss on sale of office properties and equipment         --          --          (6)
     Deferred federal income taxes (credit)                         --          --          28
     Equity in earnings of subsidiaries                        (15,396)    (14,435)    (11,518)
     Dividends received from subsidiary                         35,000          --         750
     Change in other assets and liabilities                       (362)       (136)       (563)
                                                              ---------------------------------
Net cash (used in) provided by operating activities             34,321        (955)       (340)

Investing activities

Net increase (decrease) in short term line of credit                --          --         569
Purchase First Insurance and Investment                           (200)         --          --
Principal payments received on ESOP loan                           425         302         349
Purchase of available-for-sale securities                       (1,000)         --          --
Purchase of premises and equipment                                  --          --         (17)
                                                              ---------------------------------
Net cash provided by investing activities                         (775)        302         901

Financing activities
Net increase (decrease) in short-term line of credit           (18,250)      3,250      15,000
Stock options exercised                                          1,171         360         470
Purchase of common stock for treasury                          (10,275)       (748)       (328)
Capital contribution to subsidiaries                                --          --     (11,952)
Cash dividends paid                                             (3,449)     (3,109)     (2,832)
                                                              ---------------------------------
Net cash (used in) provided by financing activities            (30,803)       (247)        358
                                                              ---------------------------------
Net (decrease) increase in cash and cash equivalents             2,743        (900)        919
Cash and cash equivalents at beginning of year                     156       1,056         137
                                                              ---------------------------------
Cash and cash equivalents at end of year                      $  2,899    $    156    $  1,056
                                                              =================================
Non cash operating activities--change in deferred taxes
   on net unrealized (losses) gains on available-for-sale
   securities                                                 $      7    $      6    $    (13)
                                                              =================================
Non cash investing activities--change in net unrealized
   gain (loss) on available-for-sale securities               $    (27)   $    (19)   $     39
                                                              =================================
Non cash financing activities--cash
   dividends declared but not paid                            $    920    $    848    $    778
                                                              =================================

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

20. Fair Value Statement of Consolidated Financial Condition

The following is a comparative condensed consolidated statement of financial condition based on carrying and estimated fair values of financial instruments as of December 31, 2002 and 2001. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance Financial Corp.

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

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

20. Fair Value Statement of Consolidated Financial Condition (continued)

The cost or value of any call or put options are based on the estimated cost to settle the option at December 31, 2002.

                                            December 31, 2002           December 31, 2001
                                         ------------------------    ------------------------
                                          Carrying     Estimated      Carrying     Estimated
                                           Value      Fair Values      Value      Fair Values
                                         ----------------------------------------------------
                                                           (In Thousands)
Assets:
   Cash and cash equivalents             $   28,658    $   28,658    $   38,100    $   38,100
   Investment securities                    213,525       213,733        54,271        54,369
   Loans, net                               576,377       588,858       499,813       519,708
                                         ----------------------------------------------------
                                            818,560    $  831,249       592,184    $  612,177
                                                       ==========                  ==========
Other assets                                 65,685                     540,464
                                         ----------                  ----------
Total assets                             $  884,245                  $1,132,648
                                         ==========                  ==========
Liabilities and stockholders'
  equity:
    Deposits                             $  599,573    $  603,775    $  614,848    $  618,078
    Advances from Federal Home Loan
     Bank                                   149,096       157,165       196,302       208,646
    Short term borrowings and other
     interest bearing liabilities             4,308         4,308        20,724        20,724
    Advance payments by borrowers
     for taxes and insurance                    316           316           390           390
                                         ----------------------------------------------------
                                            753,293    $  765,564       832,264    $  847,838
                                                       ==========                  ==========
Other liabilities                            10,842                     189,363
                                         ----------                  ----------
                                            764,135                   1,021,627
Stockholders' equity                        120,110                     111,021
                                         ----------                  ----------
Total liabilities and
   stockholders' equity                  $  884,245                  $1,132,648
                                         ==========                  ==========

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

21. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations, which reflects the classification of The Leader as a discontinued operation:

                                                       Three Months Ended
                                       -------------------------------------------------
2002                                   March 31     June 30   September 30   December 31
                                       -------------------------------------------------
                                            (In Thousands, except per share amounts)

Interest income                        $ 9,729       $11,914      $12,201      $ 12,297
Interest expense                         4,201         6,189        5,952         5,701
                                       -------------------------------------------------
Net interest income                      5,528         5,725        6,249         6,596
Provision for loan losses                  582           156          386           328
                                       -------------------------------------------------
Net interest income after provision
  for loan losses                        4,946         5,569        5,863         6,268
Gain (Loss) on sale of securities          (15)           --           36            --
Non-interest income                      2,440         2,737        3,235         4,518
Non-interest expense                     5,993         6,313        7,184         6,702
                                       -------------------------------------------------
Income before income taxes               1,378         1,993        1,950         4,084
Income taxes                               491           607          568         1,319
Income from continuing
  operations                               887         1,386        1,382         2,765
Discontinued operations, net of
  tax                                    2,015         7,332           --          (494)
Income before cumulative effect
  of change in accounting
  principal                              2,902         8,718        1,382         2,271
Cumulative effect of change in
  accounting for goodwill                 (194)           --           --            --
                                       -------------------------------------------------
Net income                             $ 2,708       $ 8,718      $ 1,382      $  2,271
                                       =================================================

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

21. Quarterly Consolidated Results of Operations (Unaudited) (continued)

                                                    Three Months Ended
                                     --------------------------------------------------
2002                                 March 31      June 30   September 30   December 31
                                     --------------------------------------------------
                                          (In Thousands, except per share amounts)
Earnings per share:
   Basic
     From continuing operations      $  0.14       $  0.22      $  0.22       $  0.45
     Discontinued operations, net
        of tax                       $  0.31       $  1.14      $    --       $ (0.08)
     Cumulative effect of change
        in method of accounting
        for goodwill                 $ (0.03)      $    --      $    --       $    --
                                     --------------------------------------------------
   Net Income                        $  0.42       $  1.36      $  0.22       $  0.37
                                     ==================================================

   Diluted
     From continuing operations      $  0.14       $  0.21      $  0.21       $  0.43
     Discontinued operations, net
       of tax                        $  0.30       $  1.09      $    --       $ (0.08)
     Cumulative effect of change
       in method of accounting
       for goodwill                  $ (0.03)      $    --      $    --       $    --
                                     --------------------------------------------------
   Net Income                        $  0.41       $  1.30      $  0.21       $  0.35
                                     ==================================================

Average shares outstanding:
   Basic                               6,442         6,418        6,400         6,216
   Diluted                             6,663         6,689        6,652         6,471

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

21. Quarterly Consolidated Results of Operations (Unaudited) (continued)

                                                              Three Months Ended
                                            ------------------------------------------------------
2001                                        March 31       June 30      September 30   December 31
                                            ------------------------------------------------------
                                                    (In Thousands, except per share amounts)
Interest income                             $ 12,297       $ 12,120       $ 11,492       $ 10,635
Interest expense                               7,453          6,840          6,170          5,140
                                            ------------------------------------------------------
Net interest income                            4,844          5,280          5,322          5,495
Provision for loan losses                        135            252            272            335
                                            ------------------------------------------------------
Net interest income after provision
  for loan losses                              4,709          5,028          5,050          5,160
Loss on sale of securities                       (45)           (15)           (45)           (32)
Non-interest income                            2,199          2,610          2,510          3,038
Non-interest expense                           5,461          5,451          5,642          6,393
                                            ------------------------------------------------------
Income before income taxes                     1,402          2,172          1,873          1,773
Income taxes                                     457            725            625            615
Income from continuing operations                945          1,447          1,248          1,158
Discontinued operations, net of tax            2,110          1,139          1,722          3,847
                                            ------------------------------------------------------
Net income                                  $  3,055       $  2,586       $  2,970       $  5,005
                                            ======================================================

Earnings per share:
Basic
   From continuing operations               $   0.15       $   0.22       $   0.19       $   0.18
   Discontinued operations, net of tax      $   0.33       $   0.18       $   0.27       $   0.59
                                            ------------------------------------------------------
   Net Income                               $   0.48       $   0.40       $   0.46       $   0.77

Diluted
   From continuing operations               $   0.15       $   0.22       $   0.19       $   0.17
   Discontinued operations, net of tax      $   0.32       $   0.17       $   0.26       $   0.58
                                            ------------------------------------------------------
Net income                                  $   0.47       $   0.39       $   0.45       $   0.75
                                            ======================================================

Average shares outstanding:
   Basic                                       6,366          6,394          6,405          6,489
   Diluted                                     6,536          6,603          6,601          6,643

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

22. Subsequent Event (Unaudited)

On February 22, 2003, First Defiance signed a Purchase and Assumption Agreement with RFC Banking Company and its parent Rurban Financial Corp. to acquire banking centers located in Findlay, Ottawa, and McComb, Ohio. Under the terms of the agreement, First Defiance will pay a purchase price equal to 10.5% of all non-brokered deposit accounts plus an agreed upon amount for all furnishings and equipment of those branches. In addition, First Defiance will acquire certain loans of those banking centers. Total deposit balances of those banking centers as of December 31, 2002 were approximately $176 million, of which $40 million were brokered deposits. The approximate balance of the loans to be acquired by First Defiance was $115 million as of December 31, 2002.

The acquisition is subject to regulatory approval. It is anticipated that the transaction will close in the second quarter of 2003.

                         Report of Independent Auditors


The Board of Directors
First Defiance Financial Corp.

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Defiance Financial Corp. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.


                                                /s/ Ernst & Young LLP

Cleveland, Ohio
January 17, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required herein is incorporated by reference from pages 6 through 11 of the definitive proxy statement dated March 19, 2003.

Item 11. Executive Compensation

      The information required herein is incorporated by reference from the Directors' Compensation section on page 11, the Executive Compensation section beginning on page 12, the Report of the Compensation Committee on beginning on page 13, the Stock Options section on page 14, the, the Employment Agreements section on pages 15, and the Performance Graph on page 16 of the definitive proxy statement dated March 19, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required herein is incorporated by reference from the Beneficial Ownership section beginning on page 3 of the definitive proxy statement dated March 19, 2003.

      First Defiance maintains the 1993 Stock Incentive Plan, the 1993 Directors' Stock Option plan, the 1996 Stock Option Plan, the 2001 Stock Option and Incentive Plan (collectively, the "Plans") and the 1996 Management Recognition Plan and Trust ("MRP") under which it may issue equity securities to its directors, officers and employees in exchange for goods and services. All of the Plans and the MRP were approved by the shareholders of First Defiance.

      The following table shows, as of December 31, 2002, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans and the MRP, excluding shares issuable upon exercise of outstanding stock options.

                      Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------
                                                                               Number of securities
                                                                             remaining available for
                               Number of securities                           future issuance under
                                 to be issued upon      Weighted-average       equity compensation
                                    exercise of         exercise price of        plans (excluding
                               outstanding options,   outstanding options,   securities reflected in
Plan Category                   warrants and rights    warrants and rights         column (a))
----------------------------------------------------------------------------------------------------
                                        (a)                    (b)                     (c)
----------------------------------------------------------------------------------------------------
1993 Stock Incentive Plan             98,931                 $11.51                      -0-
1993 Directors Stock Option
  Plan                                10,795                  $4.63                      -0-
1996 Stock Option Plan               526,594                 $11.73                   12,953
2001 Stock Option and
  Incentive Plan                     171,000                 $14.16                  111,000
1996 Management
  Recognition Plan and Trust             N/A                    N/A                      155

Item 13. Certain Relationships and Related Transactions

      The information required herein is incorporated by reference from the Indebtedness of Management section on page 17 of the definitive proxy statement dated March 19, 2003.

Item 14. Controls and Procedures

      The management of First Defiance is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of December 31, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of First Defiance's disclosure controls and procedures. Based on that evaluation, management concluded that First Defiance's disclosure controls and procedures as of December 31, 2002 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

      Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America. Management has assessed First Defiance's system of internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, its system of internal control over financial reporting met those criteria.

      There have been no significant changes in First Defiance's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

      The following consolidated financial statements are filed as a part of this document under "Item 8. Financial Statements and Supplementary Data."

      Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

      Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements

      Independent Auditor's Report

(a) (2) Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are included in the Notes to Consolidated Financial Statements incorporated herein by reference and therefore have been omitted.

(a) (3) Exhibits

      The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
 Number                           Description
--------------------------------------------------------------------------------
   3.1     Articles of Incorporation                                         (1)
   3.2     Code of Regulations                                               (1)
   3.2     Bylaws                                                            (1)
  10.1     1996 Stock Option Plan                                            (2)
  10.2     1996 Management Recognition Plan and Trust                        (2)
  10.3     2001 Stock Option and Incentive Plan                              (3)
  10.4     1993 Stock Incentive Plan                                         (1)
  10.5     1993 Directors' Stock Option Plan                                 (1)
  10.6     Employment Agreement with William J. Small                        (4)
  10.7     Employment Agreement with James L. Rohrs                          (2)
  10.8     Employment Agreement with John C. Wahl                            (2)
  10.9     Employment Agreement with Gregory R. Allen                        (5)
    13     Annual Report to Shareholders and Notice of Annual Meeting of
             Shareholders and Proxy Statement                               (5)
    21     List of Subsidiaries of the Company                               (5)
    23     Consent of Ernst & Young LLP, Independent Auditors                (5)
  99.1     Certification of Chief Executive Officer                          (5)
  99.2     Certification of Chief Financial Officer                          (5)

(1) Incorporated herein by reference to the like numbered exhibit in the Registrant's Form S-1 (File No. 33-93354).

(2) Incorporated herein by reference to like numbered exhibit in Registrant's 2002 Form 10-K

(3)   Incorporated herein by reference to Appendix B to the 2001 Proxy Statement

(4) Incorporated herein by reference to like numbered exhibit in Registrant's 2001 Form 10-K

(5)   Included herein

(b)   Reports on Form 8-K

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on November 19, 2002 to provide an analysis to enable investors to better evaluate an investment in the Company in view of significant changes that occurred in the asset and liability composition of First Defiance Financial Corp. as a result of the sale of The Leader Mortgage Company LLC in April 2002. The discussion included a general trend overview as well as management's best estimate of financial condition and results of operations for the fourth quarter ended December 31, 2002 and for the year ended December 31, 2003.

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on February 26, 2002 to announc the execution of a Purchase and Assumption Agreement with Rurban Financial Corp. and RFC Banking Company for the purchase of certain assets and assumption of certain liabilities of RFC Banking Company branch offices located in Findlay, Ottawa and McComb, Ohio.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST DEFIANCE FINANCIAL CORP.

March 19, 2003                  By: /s/ John C. Wahl
                                    -------------------------------------------
                                John C. Wahl, Exec.V.P, Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2003.

            Signature                                   Title
-----------------------------------         ------------------------------------

/s/ William J. Small                        Chairman of the Board, President and
-----------------------------------         Chief Executive Officer
William J. Small

/s/ John C. Wahl                            Executive Vice President and
-----------------------------------         Chief Financial Officer
John C. Wahl

/s/ James L. Rohrs                          Director, Executive Vice President
-----------------------------------
James L. Rohrs

/s/ Don C. Van Brackel                      Director, Vice Chairman
-----------------------------------
Don C. Van Brackel

/s/ Stephen L. Boomer                       Director
-----------------------------------
Stephen L. Boomer

/s/ Dr. Douglas A. Burgei                   Director
-----------------------------------
Dr. Douglas A. Burgei

/s/ Peter A. Diehl                          Director
-----------------------------------
Peter A. Diehl

/s/ Dr. John U. Fauster, III                Director
-----------------------------------
Dr. John U. Fauster, III

/s/ Gerald W. Monnin                        Director
-----------------------------------
Gerald W. Monnin

/s/ Thomas A. Voigt                         Director
-----------------------------------
Thomas A. Voigt

                                 Certifications

I, William J. Small, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of First Defiance Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003                            /s/ William J. Small
                                                -----------------------
                                                Chairman, President and
                                                Chief Executive Officer

I, John C. Wahl, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of First Defiance Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003                            /s/ John C. Wahl
                                                ----------------------------
                                                Executive Vice President and
                                                Chief Financial Officer