Form 10-Q
period 2003-05-15
FIRST DEFIANCE FINANCIAL CORP
filed 2003-05-15
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003


                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _________to__________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,330,968 shares outstanding at May 9, 2003

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX

                                                                                                    Page Number
                                                                                                    -----------
PART I.-FINANCIAL INFORMATION
Item 1.                        Consolidated Condensed Financial Statements (Unaudited):

                               Consolidated Condensed Statements of Financial
                               Condition - March 31, 2003 and December 31, 2002                         2

                               Consolidated Condensed Statements of Income -
                               Three months ended March 31, 2003 and 2002                               4

                               Consolidated Condensed Statement of Changes in Stockholders'
                               Equity - Three months ended March 31, 2003                               5

                               Consolidated Condensed Statements of Cash Flows
                               - Three months ended March 31, 2003 and 2002                             7

                               Notes to Consolidated Condensed Financial Statements                     9

Item 2.                        Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                     20

Item 3.                        Quantitative and Qualitative Disclosures about
                               Market Risk                                                             31

Item 4.                        Controls and Procedures                                                 31

PART II.-OTHER INFORMATION:

Item 1.                        Legal Proceedings                                                       32

Item 2.                        Changes in Securities                                                   32

Item 3.                        Defaults upon Senior Securities                                         32

Item 4.                        Submission of Matters to a Vote of Security Holders                     32

Item 5.                        Other Information                                                       32

Item 6.                        Exhibits and Reports on Form 8-K                                        32

                               Signatures                                                              34

                               Certifications Pursuant to Section 302 of the Sarbanes-
                                    Oxley Act of 2002                                                  35

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements


                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)
--------------------------------------------------------------------------------


                                                     March 31, 2003  December 31, 2002
                                                     --------------  -----------------
ASSETS

Cash and cash equivalents:
      Cash and amounts due from
           depository institutions                       $ 25,475        $ 17,263
      Interest-bearing deposits                             6,475          11,395
                                                         --------        --------
                                                           31,950          28,658
Securities:
      Available-for-sale, carried at fair value           196,536         209,604
      Held-to-maturity, carried at amortized cost
           (approximate fair value $3,730 and $4,129
           at March 31, 2003 and December 31,
           2002 respectively)                               3,527           3,921
                                                         --------        --------
                                                          200,063         213,525
Loans held for sale                                        11,391          15,336
Loans receivable, net                                     586,507         561,041
Accrued interest receivable                                 4,734           4,533
Federal Home Loan Bank stock and other
      interest-earning assets                              17,242          18,302
Bank owned life insurance                                  15,345          15,144
Office properties and equipment                            20,460          19,958
Real estate and other assets held for sale                     59             206
Goodwill                                                    3,658           3,636
Mortgage servicing rights                                   2,036           2,090
Other assets                                                3,131           1,816
                                                         --------        --------
Total assets                                             $896,576        $884,245
                                                         ========        ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                March 31, 2003   December 31, 2002
                                                                --------------   -----------------
LIABILITIES AND
      STOCKHOLDERS' EQUITY
Non-interest-bearing deposits                                      $  47,673        $  43,936
Interest-bearing deposits                                            560,293          555,637
                                                                   ---------        ---------
      Total deposits                                                 607,966          599,573

Advances from Federal Home Loan Bank                                 156,147          149,096
Short-term borrowings and other interest-bearing liabilities           1,997            4,308
Advance payments by borrowers for taxes and insurance                    169              316
Deferred taxes                                                         2,017            2,299
Other liabilities                                                      8,133            8,543
                                                                   ---------        ---------
Total liabilities                                                    776,429          764,135

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
      5,000 shares authorized; no shares
      issued                                                              --               --
Common stock, $.01 par value per share:
      20,000 shares authorized; 6,347
       and 6,412 shares outstanding, respectively                         63               64
Additional paid-in capital                                            50,432           50,702
Stock acquired by ESOP                                                (2,175)          (2,387)
Deferred compensation                                                    (25)             (30)
Accumulated other comprehensive income,
      net of income taxes of $3,127
      and $3,477, respectively                                         6,068            6,455
Retained earnings                                                     65,784           65,306
                                                                   ---------        ---------
Total stockholders' equity                                           120,147          120,110
                                                                   ---------        ---------

Total liabilities and stockholders' equity                         $ 896,576        $ 884,245
                                                                   =========        =========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

--------------------------------------------------------------------------------

                                                                                       For the Three Months Ended
                                                                                                March 31,
                                                                                           2003          2002
                                                                                          -------       -------
Interest Income
Loans                                                                                     $ 9,338       $ 8,961
Investment securities                                                                       2,424           751
Interest-bearing deposits                                                                      29            17
                                                                                          -------       -------
Total interest income                                                                      11,791         9,729
Interest Expense
Deposits                                                                                    3,534         3,928
FHLB advances and other                                                                     1,814            81
Notes payable and warehouse loans                                                               9           192
                                                                                          -------       -------
Total interest expense                                                                      5,357         4,201
                                                                                          -------       -------
Net interest income                                                                         6,434         5,528
Provision for loan losses                                                                     335           582
                                                                                          -------       -------
Net interest income after provision for loan losses                                         6,099         4,946
Non-interest Income
Service fees and other charges                                                                985           798
Insurance commission income                                                                   926           883
Dividends on stock                                                                            169           181
Gain on sale of loans                                                                       1,800           526
Gain/(loss) on sale of securities                                                             631           (15)
Trust income                                                                                   32            31
Income from Bank Owned Life Insurance                                                         201            --
Other non-interest income                                                                      47            21
                                                                                          -------       -------
Total non-interest income                                                                   4,791         2,425
Non-interest Expense
Compensation and benefits                                                                   3,708         3,304
Occupancy                                                                                     728           692
SAIF deposit insurance premiums                                                                24            32
State franchise tax                                                                           281           294
Data processing                                                                               432           322
Amortization and impairment of mortgage servicing rights                                      763           224
Amortization and impairment of goodwill and other intangibles                                  --           200
Other non-interest expense                                                                  1,079           925
                                                                                          -------       -------
Total non-interest expense                                                                  7,015         5,993
                                                                                          -------       -------
Income from continuing operations before income taxes                                       3,875         1,378
Federal income taxes                                                                        1,157           491
                                                                                          -------       -------
Income from continuing operations                                                           2,718           877
Discontinued operations, net of tax                                                            --         2,015
                                                                                          -------       -------
Income before cumulative effect of a change in accounting principle                         2,718         2,902
Cumulative effect of change in method of accounting for goodwill,
   net of tax                                                                                  --          (194)
                                                                                          -------       -------
Net income                                                                                $ 2,718       $ 2,708
                                                                                          =======       =======

Earnings per share (Note 5)
Basic:
       From continuing operations                                                         $  0.45       $  0.14
       Discontinued operations, net of tax                                                     --       $  0.31
       Cumulative effect in method of accounting for goodwill                                  --       $ (0.03)
                                                                                          -------       -------
       Net income                                                                         $  0.45       $  0.42
                                                                                          =======       =======
Diluted:
       From continuing operations                                                         $  0.43       $  0.14
       Discontinued operations, net of tax                                                     --       $  0.30
       Cumulative effect in method of accounting for goodwill                                  --       $ (0.03)
                                                                                          -------       -------
       Net income                                                                         $  0.43       $  0.41
                                                                                          =======       =======
Dividends declared per share (Note 4)                                                     $  0.15       $  0.13
                                                                                          =======       =======
Average shares outstanding (Note 5)
  Basic                                                                                     6,074         6,442
                                                                                          =======       =======
  Diluted                                                                                   6,330         6,663
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

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                     2003
                                            ---------------------------------------------------------
                                                                                   Stock Acquired By
                                                         Additional                   Management
                                            Common        Paid-in                    Recognition
                                            Stock         Capital          ESOP         Plan
                                            -----         -------          ----         ----
Balance at January 1                        $  64        $ 50,702        $(2,387)       $(30)

Comprehensive income:
      Net income
      Change in unrealized gains
           net of income taxes of $ 350
Total comprehensive income

ESOP shares released                                          243            212

Amortization of deferred compensation
    of Management Recognition Plan                                                         5

Shares issued under stock option plan                         516

Purchase of common stock for
    treasury                                   (1)         (1,029)

Dividends declared (Note 5)
                                            ------------------------------------------------

Balance at March 31                         $  63        $ 50,432        $(2,175)       $(25)
                                            ================================================

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                 2003                             2002
                                            -----------------------------------------------   -------------
                                             Net Unrealized
                                            gains (losses) on                     Total           Total
                                              available-for-   Retained       Stockholders'   Stockholder's
                                             sale securities   Earnings          Equity           Equity
                                             ---------------   --------          ------           ------
Balance at January 1                            $ 6,455        $ 65,306        $ 120,110        $ 111,021

Comprehensive income:
      Net income                                                  2,718            2,718            2,708
      Change in unrealized gains (losses)
            net of income taxes of $350            (387)                            (387)            (255)
                                                                               ---------        ---------
Total comprehensive income                                                         2,331            2,453

ESOP shares released                                                                 455              360

Amortization of deferred compensation
    of Management Recognition Plan                                                     5               13

Shares issued under stock option plan                                                516              363

Purchase of common stock for
    treasury                                                     (1,326)          (2,356)            (497)

Dividends declared (Note 5)                                        (914)            (914)            (850)
                                                ----------------------------------------        ---------

Balance at March 31                             $ 6,068        $ 65,784        $ 120,147        $ 112,863
                                                ========================================        =========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                     Three Months
                                                                    Ended March 31,
                                                                  2003           2002
                                                                --------        --------
Operating Activities
Net income                                                      $  2,718        $  2,708
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                      335             582
      Provision for depreciation                                     396             414
      Net securities amortization                                    289              12
      Amortization of mortgage servicing rights                      523             157
      Net impairment of mortgage servicing rights                    240              68
      Net impairment of goodwill                                      --             438
      Gain on sale of loans                                       (1,800)           (526)
      Amortization of Management Recognition Plan
           deferred compensation                                       5              13
      Release of ESOP Shares                                         455             360
      (Gains) losses on sales of securities                         (631)             15
      Deferred federal income tax credit                              67            (158)
      Proceeds from sale of loans                                 75,619          32,584
      Origination of mortgage servicing rights, net                 (709)           (723)
      Origination of loans held for sale                         (69,874)        (32,534)
      Increase in interest receivable and other assets            (1,717)         (1,004)
      Decrease in other liabilities                                 (432)         (1,325)
      Increase in assets of discontinued operations                   --          (5,418)
      Decrease in liabilities of discontinued operations              --         (35,166)
                                                                --------        --------
Net cash provided by (used in) operating activities                5,484         (39,503)

Investing Activities
Proceeds from maturities of held-to-maturity securities              387             503
Proceeds from maturities of available-for-sale securities         23,668           1,948
Proceeds from sale of available-for-sale securities                1,670             423
Purchases of available-for-sale securities                       (12,657)           (520)
Proceeds from sales of real estate and
   other assets held for sale                                        154             105
Proceeds from sale of discontinued operations                      1,228              --
Purchases of Federal Home Loan Bank stock                           (168)           (181)
Purchases of office properties and equipment                        (898)           (229)
Net (increase) decrease in loans receivable                      (25,808)              4
                                                                --------        --------
Net cash provided by (used in) investing activities              (12,424)          2,053

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                     March 31,
                                                                2003            2002
                                                              --------        --------
Financing Activities
Net increase (decrease) in deposits                              8,246          (8,244)
Repayment of Federal Home Loan Bank long-term advances            (249)           (103)
Repayment of term notes payable                                    (10)           (160)
Net increase (decrease) in Federal Home Loan Bank
      short-term advances                                       (1,700)         41,500
Net increase in short-term line of credit                           --           1,300
Proceeds from Federal Home Loan Bank long term advances          9,000              --
Decrease in securities sold under repurchase agreements         (2,301)             --
Purchase of common stock for treasury                           (2,356)           (497)
Cash dividends paid                                               (914)           (850)
Proceeds from exercise of stock options                            516             363
                                                              --------        --------
Net cash used in financing activities                           10,232          33,309
                                                              --------        --------
Increase in cash and cash equivalents                            3,292          (4,141)
Cash and cash equivalents at beginning of period                28,658          38,521
                                                              --------        --------

Cash and cash equivalents at end of period                    $ 31,950        $ 34,380
                                                              ========        ========

Supplemental cash flow information:
Interest paid                                                 $  5,192        $  4,305
                                                              ========        ========
Income taxes paid                                             $    400        $    400
                                                              ========        ========
Noncash operating activities:
Change in deferred tax established on net unrealized
      gain or loss on available-for-sale securities           $    350        $    149
                                                              ========        ========
Transfers from loans to real estate
      and other assets held for sale                          $      7        $    163
                                                              ========        ========
Noncash investing activities:
Increase (decrease) in net unrealized gain or loss on
      available-for-sale securities                           $   (737)       $   (404)
                                                              ========        ========
Noncash financing activities:
Cash dividends declared but not paid                          $    920        $    850
                                                              ========        ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2003 and 2002)

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

2.    Basis of Presentation

      The consolidated condensed statement of financial condition at December 31, 2002 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

      The accompanying consolidated condensed financial statements as of March 31, 2003 and for the three-month period ending March 31, 2003 and 2002 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. For the purposes of these statements, operations of The Leader are presented as results of discontinued operations. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2002 Annual Report on Form 10-K for the year ended December 31, 2002. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

      Stock Compensation
      At March 31, 2003, the Company had three stock-based compensation plans, which are more fully described in Note 18 in the financial statements included in First Defiance's 2002 Annual Report on Form 10-K. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2003 and 2002)

--------------------------------------------------------------------------------

2.    Basis of Presentation (continued)

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

      The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                 March 31
                                                       2003                      2002
                                                       ------------------------------
    Risk free interest rate                            5.73%                    5.74%
    Dividend yield                                     2.96%                    2.93%
    Volatility factors of expected market price
       of stock                                        0.269%                   0.269%
    Weighted average expected life                     8.63 years               8.62 years
    Weighted average grant date fair value
       of options granted                              $3.45                    $3.44

      Based on the above assumptions, pro forma net income and earnings per share are computed as follows (in thousands, except per share amounts):

                                                  Three months ended March 31
                                                     2003          2002
                                                   ---------------------
     Income from continuing operations             $ 2,718       $   877
     Stock-based compensation using the fair
       value method, net of tax                        (51)          (52)
                                                   ---------------------
     Pro forma net income from continuing
       operations                                  $ 2,667       $   825
                                                   =====================
     Pro forma earnings per share:
       Basic                                       $  0.44       $  0.13
                                                   =====================
       Diluted                                     $  0.42       $  0.12
                                                   =====================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2003 and 2002)

--------------------------------------------------------------------------------

2.    Basis of Presentation (continued)

      Accounting Pronouncements adopted in 2003

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

      The standard was effective for the Company beginning January 1, 2003, and its adoption did not have a material impact on the Company's results of operations, financial position or liquidity.

      Accounting for Costs Associated with Exit or Disposal Activities

      SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities, was issued in June 2002 and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 address the accounting and reporting for one-time employee termination benefits, certain contract termination costs and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

      The Company has adopted SFAS No. 146 prospectively as of January 1, 2003.

      Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2003 and 2002)

--------------------------------------------------------------------------------

2.    Basis of Presentation (continued)

      FIN No. 45, which is applicable to public and non-public entities, significantly changes current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in FIN No. 45 is to be recognized and initially measured at fair value, which will be a change from prior practice for most entities. In addition, guarantors must make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from prior general practice.

      FIN No. 45's disclosure requirements was effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

      The Company has included FIN No. 45's required disclosures in Note 7. FIN No. 45 recognition and measurement provisions did not have a material impact on the Company's results of operations, financial position or liquidity once adopted by the Company on January 1, 2003.

      Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities". The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected loss and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of March 31, 2003, the Company was not party to any VIEs. The Company continues to assess the impact, if any, the interpretation will have on results of operation, financial position, or liquidity, as it applies to other areas within the Company.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2003 and 2002)

--------------------------------------------------------------------------------


2.    Basis of Presentation (continued)

      Accounting Pronouncement adopted in 2002

      On January 1, 2002, First Defiance adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. As required by FAS No. 142, goodwill is no longer amortized into the income statement over an estimated life but rather is tested at least annually for impairment based on specific guidance included in FAS No. 142. Based on an impairment test performed as of January 1, 2002, the Company determined that a portion of previously recorded goodwill related to its First Insurance business unit was impaired. The amount of impairment as of January 1, 2002, which was $238,000 or $194,000 after tax, is reflected in the financial statements as an adjustment for the cumulative effect of an accounting change. During the quarter ended March 31, 2002, management reached a settlement with the former shareholders of one of the agencies acquired to form First Insurance related to an earn-out provision of the original purchase agreement. The payment of $200,000 was recorded as additional goodwill for First Insurance and was considered impaired. This $200,000 impairment adjustment is reported as an operating cost by First Defiance in the 2002 first quarter. Since the first quarter of 2002 no further amount of goodwill has been deemed to be impaired. The balance of goodwill recorded at First Insurance totals $3.7 million at March 31, 2003.

3.    Discontinued Operations

      On April 1, 2002, First Defiance completed the sale of The Leader to US Bancorp. Discontinued operations as reported for the three months ended March 31, 2002 include the operating results of The Leader for that period. Net interest income is allocated to discontinued operations in accordance with Emerging Issues Task Force (EITF) 87-24, based on interest earned by First Federal on intercompany loans to The Leader less interest expense, primarily interest on brokered certificates of deposit and a portion of FHLB advances utilized to fund those intercompany loans. For the first three months of 2002, First Federal had a negative spread in its borrowing relationship with The Leader. The components of discontinued operations for the three months ended March 31, 2002 are as follows (in thousands):

      Operations of The Leader                                    $ 4,316
      Net interest expense allocated to
              discontinued operations                              (1,250)
                                                                  -------
      Income from discontinued operations before income tax         3,066
      Income tax on discontinued operations                         1,051
                                                                  -------
                                                                  $ 2,015
                                                                  =======

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2003 and 2002)

--------------------------------------------------------------------------------

4.    Dividends on Common Stock

      As of March 31, 2003, First Defiance had declared a quarterly cash dividend of $.15 per share for the first quarter of 2003, payable April 25, 2003.

5.    Earnings Per Share

      Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month period ended March 31, 2003 and 2002. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three months ended March 31, 2003 and 2002, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

      The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):


                                                               Three months ended March 31
                                                                   2003         2002
                                                               ---------------------------
     Numerator for basic and diluted earnings per share -
        income from continuing operations                         $2,718       $  877
     Denominator:
        Denominator for basic earnings per share - weighted
        average shares                                             6,074        6,442
           Effect of dilutive securities:
             Employee stock options                                  245          199
             Unvested management recognition plan stock               11           22
                                                               ---------------------------
           Dilutive potential common shares                          256          221
                                                               ---------------------------

           Denominator for diluted earnings per share -
             adjusted weighted average shares and assumed
             conversions                                           6,330        6,663
                                                               ===========================
     Basic earnings per share from continuing operations          $ 0.45       $ 0.14
                                                               ===========================
     Diluted earnings per share from continuing operations        $ 0.43       $ 0.14
                                                               ===========================

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2003 and 2002)

--------------------------------------------------------------------------------

6.    Investment Securities

      The following is a summary of available-for-sale and held-to-maturity securities (in thousands):


                                                                              March 31, 2003
                                                            -------------------------------------------------
                                                                           Gross       Gross
                                                            Amortized    Unrealized  Unrealized
                                                              Cost         Gains       Losses     Fair Value
                                                            ------------------------------------------------
     Available-for-Sale Securities:
           U.S. Treasury securities and obligations
             of U.S. Government corporations and
             agencies                                       $ 81,875       $5,964       $ --       $ 87,839
           Corporate bonds                                    23,515        1,422         --         24,937
           Adjustable rate mortgage-backed security
             mutual funds                                      2,109           --         53          2,056
           Adjustable rate mortgage-backed securities         24,291          289         --         24,580
           Collateralized mortgage obligations                 8,338          140         37          8,441
           REMICs                                              9,711          131         --          9,842
           Trust preferred stock                               7,238           76         55          7,259
           Equity securities                                      69           --          6             63
           Obligations of state and political
             subdivisions                                     30,192        1,376         49         31,519
                                                            ------------------------------------------------
           Totals                                           $187,338       $9,398       $200       $196,536
                                                            ===============================================

     Held-to-Maturity Securities:
           FHLMC certificates                               $    815       $   33       $  1       $    847
           FNMA certificates                                   1,546           26          7          1,565
           GNMA certificates                                     576           22         --            598
           Obligations of state and political
             subdivisions                                        590          130         --            720
                                                            ------------------------------------------------
           Totals                                           $  3,527       $  211       $  8       $  3,730
                                                            ===============================================

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2003 and 2002)

--------------------------------------------------------------------------------

6.  Investment Securities (continued)


                                                                            December 31, 2002
                                                            -------------------------------------------------
                                                                           Gross       Gross
                                                            Amortized    Unrealized  Unrealized
                                                              Cost         Gains       Losses      Fair Value
                                                            -------------------------------------------------
     Available-for-Sale Securities:
           U.S. Treasury securities and obligations
             of U.S. Government corporations and
             agencies                                       $ 95,462       $ 6,373       $  2       $101,833
           Corporate bonds                                    25,720         1,733         --         27,453
           Adjustable rate mortgage-backed security
             mutual funds                                      2,109            --         54          2,055
           Adjustable rate mortgage-backed securities         15,169           269         --         15,438
           REMICs                                             12,636           232         --         12,868
           Collateralized mortgage obligations                11,380           201         42         11,539
           Trust preferred stock                               7,238            53         55          7,236
           Equity securities                                      69            --          2             67
           Obligations of state and political
             subdivisions                                     29,890         1,283         58         31,115
                                                            -------------------------------------------------
           Totals                                           $199,673       $10,144       $213       $209,604
                                                            =================================================

     Held-to-Maturity Securities:
           FHLMC certificates                               $  1,004       $    32       $  3       $  1,033
           FNMA certificates                                   1,691            29          6          1,714
           GNMA certificates                                     636            25         --            661
           Obligations of state and political
             subdivisions                                        590           131         --            721
                                                            -------------------------------------------------
           Totals                                           $  3,921       $   217       $  9       $  4,129
                                                            =================================================

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2003 and 2002)

--------------------------------------------------------------------------------


7.    Commitments, Guarantees and Contingent Liabilities

      Loan commitments are made to accommodate the financial needs of First Defiance's customers; however, there are no long-term, fixed-rate loan commitments that result in market risk. Standby letters of credit obligate the Company to pay a third party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are issued to address customers' financing needs and to facilitate customers' trade transactions. In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," certain guarantees issued or modified on or after January 1, 2003, require the recognition of a liability on First Defiance's balance sheet for the "stand ready" obligation with such guarantees

      If amounts are drawn under standby letters of credit, such amounts are treated as loans. Both loan commitments and standby letters of credit have credit risk, essentially the same as that involved in extending loans to customers, and are subject to the Company's normal credit policies. Collateral (e.g., securities, receivables, inventory and equipment) is obtained based on management's credit assessment of the customer.

      The Company's maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit outstanding was as follows:


                                                 March 31,      December 31,
                                                   2003              2002
                                                      (in thousands)
                                                 --------------------------
     Commercial                                  $ 71,260          $103,984
     Real Estate                                   22,195            17,537
     Consumer                                      45,403            41,555
     Standby Letters of Credit                      3,595             2,997
                                                 --------------------------
     Total                                       $142,453          $166,073
                                                 ==========================

      The remaining weighted average life for outstanding standby letters of credit was less than one year at March 31, 2003. Actual lives of the standby letters of credit are all less than one year.

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2003 and 2002)

--------------------------------------------------------------------------------

8.    Loans

      Loans receivable and held for sale consist of the following (in thousands):


                                                                March 31,     December 31
                                                                  2003           2002
                                                                -----------------------
     Real Estate:
             One-to-four family residential                     $149,717       $157,691
             Construction                                         13,342         15,357
             Non-residential and multi-family                    252,939        227,754
                                                                -----------------------
                                                                 415,998        400,802
     Other Loans:
             Commercial                                          106,650        104,070
             Consumer finance                                     35,938         37,579
             Home equity and improvement                          53,860         49,889
                                                                -----------------------
                                                                 196,448        191,538
                                                                -----------------------
     Total real estate and other loans                           612,446        592,340
     Deduct:
             Loans in process                                      5,407          7,255
             Net deferred loan origination fees and costs          1,217          1,212
             Allowance for loan loss                               7,924          7,496
                                                                -----------------------
             Totals                                             $597,898       $576,377
                                                                =======================

      Changes in the allowance for loan losses were as follows (in thousands):

                                                              Three Months ended March 31
                                                                  2003           2002
                                                              ---------------------------
     Balance at beginning of period                             $ 7,496         6,548
     Provision for loan losses                                      335           582
     Charge-offs:
             One-to-four family residential real estate              --            49
             Non-residential and multi-family real estate            --            54
             Commercial                                              25            --
             Consumer finance                                        50           147
                                                              ---------------------------
     Total charge-offs                                               75           250
     Recoveries                                                     168            53
                                                              ---------------------------
     Net charge-offs                                                (93)          197
                                                              ---------------------------
     Ending allowance                                           $ 7,924        $6,933
                                                              ===========================

                         FIRST DEFIANCE FINANCIAL CORP.

                     (Unaudited at March 31, 2003 and 2002)

--------------------------------------------------------------------------------

9.    Deposits

      A summary of deposit balances is as follows (in thousands):

                                                  March 31,    December 31,
                                                    2003           2002
                                                  --------       --------
     Non-interest-bearing checking accounts       $ 47,673       $ 43,936
     Interest-bearing checking accounts             40,718         41,318
     Savings accounts                               41,375         39,363
     Money market demand accounts                  132,022        129,036
     Certificates of deposit                       346,178        345,920
                                                  -----------------------
                                                  $607,966       $599,573
                                                  =======================

10.   Pending Acquisition

      On February 22, 2003, First Defiance signed a Purchase and Assumption Agreement with RFC Banking Company and its parent Rurban Financial Corp. to acquire banking centers located in Findlay, Ottawa, and McComb, Ohio. Under the terms of the agreement, First Defiance will pay a purchase price equal to 10.5% of all non-brokered deposit accounts plus an agreed upon amount for all furnishings and equipment of those branches. In addition, First Defiance will acquire certain loans of those banking centers. Total deposit balances of those banking centers as of March 31, 2003 were approximately $167 million, of which $36 million were brokered deposits. The approximate balance of the loans to be acquired by First Defiance is $101 million. On May 8, 2003 First Defiance received regulatory approval from the Office of Thrift Supervision to complete the transaction. It is anticipated that the transaction will close during June 2003.

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

Effective April 1, 2002, The Leader Mortgage Company, LLC ("The Leader"), a mortgage banking subsidiary of First Federal, was sold to US Bancorp. The operating results the Leader are reported as discontinued operations for the three months ended March 31, 2002.

On February 22, 2003, First Defiance signed a Purchase and Assumption Agreement with RFC Banking Company and its parent Rurban Financial Corp. to acquire banking centers located in Findlay, Ottawa, and McComb, Ohio. Under the terms of the agreement, First Defiance will pay a purchase price equal to 10.5% of all non-brokered deposit accounts plus an agreed upon amount for all furnishings and equipment of those branches. In addition, First Defiance will acquire certain loans of those banking centers. Total deposit balances of those banking centers as of March 31, 2003 were approximately $167 million, of which $36 million were brokered deposits. The approximate balance of the loans to be acquired by First Defiance is $101 million. It is anticipated that the transaction, which will be accounting for as a purchase, will close during June 2003.

First Defiance invests in U.S. Treasury and federal government agency obligations, obligations of municipal and other political subdivisions, mortgage-backed securities which are issued by federal agencies, corporate bonds, and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $3.5 million at March 31, 2003. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $196.5 million at March 31, 2003. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($87.8 million), corporate bonds ($24.9 million), certain municipal obligations ($31.5 million), CMOs and REMICs ($18.3 million), mortgage backed securities ($24.6 million), preferred stock and other equity investments ($7.3 million) and adjustable-rate mortgage backed security mutual funds ($2.1 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

In accordance with FAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $9.2 million at March 31, 2003, or $6.1 million after considering the related deferred tax liability.

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

Changes in Financial Condition

At March 31, 2003, First Defiance's total assets, deposits and stockholders' equity amounted to $896.6 million, $608.0 million and $120.1 million, respectively, compared to $884.2 million, $599.6 million and $120.1 million, respectively, at December 31, 2002.

Net loans receivable increased to $586.5 million at March 31, 2003 from $561.0 million at December 31, 2002. The increase in loans receivable occurred primarily in non-residential and multi-family real estate loans, which increased by $25.2 million to $252.9 million, home equity and improvement loans, which increased by $3.9 million to $53.9 million, and commercial loans, which increased by $2.5 million to $106.7 million. The increase was partially offset by an $8.0 million decline in one-to-four family residential loans to $149.7 million and a $1.6 million decline in consumer loans to $35.9 million.

The investment securities portfolio decreased to $200.0 million at March 31, 2003 from $213.5 million at December 31, 2002. The decrease in the balance in the investment portfolio is the result of redeploying funds from securities as they mature or get called to fund loan growth. At March 31, 2003 there were approximately $6.5 million of interest-bearing deposits held at other financial institutions. These funds may be redeployed into higher earning investments as interest rates rise or will be used to liquidate $24.1 million of brokered certificates of deposit, $14.1 million of which are scheduled to mature over the next 12 months and which will not be renewed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Deposits increased from $599.6 million at December 31, 2002 to $607.8 million as of March 31, 2003. This growth resulted from a $3.0 million increase in money market demand accounts, to $132.0 million at March 31, 2003 from $129.0 million at December 31, 2002, and a $3.1 million increase in interest and non-interest bearing checking accounts, to $88.4 million at March 31, 2003 from $85.3 million at December 31, 2002. The Company has focused on increasing its lower cost core deposits, and at the same time has been less aggressive in retaining higher cost CDs during 2003. Despite less aggressive pricing, certificates of deposit balances still increased by $258,000 to $346.2 million at March 31, 2003, from $345.9 million at December 31, 2002. This increase occurred even though the Company incurred a $2.0 million decrease in brokered certificates of deposit which matured during the 2003 first quarter and were not replaced.

Additionally, FHLB advances increased to $156.1 million at March 31, 2003 from $149.1 million at December 31, 2002. These borrowings were used to fund loan growth and investment strategies and were part of management's strategy to take advantage of the historically low rate environment to lock in long-term funding. Short-term borrowings decreased to $2.0 million at March 31, 2003 from $4.3 million at December 31, 2002. This is a result of a decrease in the balance of securities sold under repurchase agreements, which are a function of customer demand.

Following the pending acquisition of the branches in Findlay, McComb, and Ottawa, management estimates that total assets, loans and deposits will be $1.07 billion, $724 million and $782 million respectively

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received on FHLB stock are included as interest income. The table reports interest income from tax-exempt loans and investment on a tax-equivalent basis. All average balances are based upon daily balances. The average balance sheet and income statement for 2002 have been adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. The average balance of FHLB advances for this yield analysis does not include those advances which were used to finance The Leader's operations. The interest-bearing liabilities reflect only those funds attributable to First Defiance's continuing operations.

                                                                       Three Months Ended March 31,
                                               ---------------------------------------------------------------------------
                                                              2003                                      2002
                                               ------------------------------------      ---------------------------------
                                                 Average                 Yield/           Average                  Yield/
                                                 Balance    Interest(1)  Rate(2)          Balance     Interest(1)  Rate(2)
                                                 -------    -----------  -------          -------     -----------  -------
     Interest-earning assets:
        Loans receivable                       $  589,837   $    9,398    6.46%          $  496,671   $    9,003     7.35%
        Securities                                206,645        2,591    5.09               53,499          802     6.08
        Interest-earning deposits                   6,865           29    1.71               13,607           17      .51
        FHLB stock and other                       17,960          169    3.82               16,308          181     4.50
                                               ----------   ----------                   ----------   ----------
        Total interest-earning assets             821,307       12,187    6.02              580,085       10,003     6.99
     Non-interest-earning assets
        (including assets of discontinued
         operations)                               63,231                                   570,018
                                               ----------                                ----------
        Total assets                           $  884,538                                $1,150,103
                                               ==========                                ==========

     Interest-bearing liabilities (4):
        Deposits                               $  555,524   $    3,534    2.58%          $  496,495   $    3,928     3.21%
        FHLB advances and other                   156,561        1,814    4.70                7,698           81     4.27
        Notes payable                               3,010            9    1.21               21,430          192     3.63
                                               ----------   ----------                   ----------   ----------
        Total interest-bearing liabilities        715,095        5,357    3.04              525,623        4,201     3.24
     Non-interest bearing deposits                 38,339           --                       28,138           --
                                               ----------   ----------                   ----------   ----------
     Total including non-interest bearing
        demand deposits                           753,434        5,357    2.88              553,761        4,201     3.08
     Other non-interest-bearing liabilities
        (including liabilities of
         discontinued operations)                  10,851                                   484,257
                                               ----------                                ----------
        Total liabilities                         764,285                                 1,038,018
     Stockholders' equity                         120,253                                   112,085
                                               ----------                                ----------
        Total liabilities and stock-
            holders' equity                    $  884,538                                $1,150,103
                                               ==========                                ==========
     Net interest income; interest
        rate spread                                         $    6,830    2.98%                       $    5,802     3.75%
                                                            ==========   =====                        ==========   ======
     Net interest margin (3)                                              3.37%                                      4.06%
                                                                         =====                                     ======
     Average interest-earning assets
        to average interest-bearing
        liabilities                                                        115%                                       110%
                                                                         =====                                     ======

----------------
(1) Interest on certain tax exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)   Annualized
(3) Net interest margin is net interest income divided by average interest-earning assets.
(4)   This analysis does not reflect borrowings to fund discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Results of Operations

On April 1, 2002, First Defiance completed the sale of The Leader to US Bancorp. As a result of this sale, management has included the operating results for The Leader as discontinued operations for all prior periods presented. See Note 3 to the Consolidated Condensed Financial Statements filed with this Form 10-Q.

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

On a consolidated basis, First Defiance had net income of $2.7 million or $.45 per share for the three months ended March 31, 2003 compared to $2.7 million or $0.42 per share in 2002. The 2002 net income included earnings from discontinued operations of $2.0 million or $0.31 per share. Income from continuing operations for the 2002 first quarter was $887,000 or $0.14 per share.

Net Interest Income. Net interest income for the quarter ended March 31, 2003 was $6.4 million compared to $5.5 million from continuing operations for the same period in 2002. Net interest margin for the 2003 first quarter was 3.37% compared to 4.06% for the same period in 2002. On a tax-equivalent basis, net interest income for the quarter ended March 31, 2003 was $6.8 million compared to $5.8 million from continuing operations for the same period in 2002.

Total interest income increased by $2.1 million to $11.8 million for the three months ended March 31, 2003 from $9.7 million from continuing operations for the three months ended March 31, 2002. On a tax equivalent basis, total interest income increased by $2.2 million to $12.2 million for the three months ended March 31, 2003 from $10.0 million for the three months ended March 31, 2002. Interest on loans increased $377,000 to $9.3 million in the first quarter of 2003 from $9.0 million in the first quarter of 2002. The increase in interest from loans was due to a $93.1 million increase in average loan balances between the first quarter of 2002 and the first quarter of 2003.

Much of the benefit of increased loan volumes has been offset by declining portfolio yields. The yield on First Defiance's loan portfolio declined from 7.35% for the three months ended March 31, 2002 to 6.46% for the same period in 2003 because of falling interest rates over that time period. The Company also has experienced a change in the mix of its loan portfolio as commercial loans and non-residential real estate loans were $359.6 million at March 31, 2003, up from $331.8 million at December 31, 2002. During that same time, one-to-four family residential loans, excluding loans held for sale, declined from $157.7 million to $151.7 million. The decline in the one- to four-family residential loan portfolio is the result of increased mortgage loan refinance activity. The Company sells most of its new mortgage loan originations into the secondary market.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, increased $1.8 million to $2.8 million for the three months ended March 31, 2003 compared to $768,000 for the same period in 2002. The increase is due to the investment of the net proceeds received from the sale of The Leader. The average balance of securities for the 2003 first quarter increased to $206.6 million from $53.5 million for the same period in 2002. To

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based using a marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2003 and 2002 were $227,000 and $93,000 respectively.

Total interest expense increased by $1.2 million, to $5.4 million for the first quarter of 2003 compared to $4.2 million from continuing operations for the same period in 2002. Interest expense on FHLB advances increased $1.7 million to $1.8 million for the first quarter of 2003 compared to the same period in 2002. The increase is due primarily to the increase of average balances of FHLB advances. FHLB advances increased $148.9 million to $156.6 million for the quarter ended March 31, 2003 from $7.7 million for the quarter ended March 31, 2002. The average balance sheet and income statement for 2002 have been adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. For 2003, all FHLB advances are included in operations as they were used to fund purchases of investment securities and loan growth. Interest expense on interest bearing deposits decreased by $394,000 to $3.5 million for the quarter ended March 31, 2003 from $3.9 million for the quarter ended March 31, 2002. This happened despite growth in deposits because of the change in the mix of deposits from higher costing certificates of deposit to checking and money market deposit accounts. The average cost of funds decreased from 3.08% for the first quarter of 2002 to 2.88% for the first quarter of 2003. The average balances of interest-bearing liabilities increased $189.4 million from $525.6 million in the first quarter of 2002 to $715.1 million in the first quarter of 2003. In 2002, all brokered certificates of deposit were included in discontinued operations and were therefore not a part of the yield analysis. For 2003, those deposits are included in the yield analysis as they fund operations.

Provision for Loan Losses. The provision for loan losses was $335,000 in the first quarter of 2003 compared to $582,000 for the first quarter of 2002 despite significant growth in loan balances. The lower provision was due in part to the Company's very low loss experience in the 2003 first quarter, which showed net recoveries of $93,000. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. Management believes the balance of the allowance for loan losses is appropriate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                        March 31,   December 31,
                                                         2003           2002
                                                       -----------------------
     Non-accrual loans                                 $   2,756     $   2,525
     Loans over 90 days past due and still accruing           --            --
                                                       -----------------------
     Total non-performing loans                        $   2,756     $   2,525
     Real estate owned (REO)                                  59           206
                                                       -----------------------
     Total non-performing assets                       $   2,815     $   2,731
                                                       =======================

     Allowance for loans losses as a percentage
       of total loans                                       1.34%         1.32%
     Allowance for loan losses as a percentage
       of non-performing assets                           281.49%       274.48%
     Allowance for loan losses as a percentage
       of non-performing loans                            287.52%       287.52%
     Total non-performing assets as a percentage
       of total assets                                      0.31%         0.31%
     Total non-performing loans as a percentage
       of total loans                                       0.46%         0.44%


Of the $2.8 million in non-accrual loans, $2.1 million were commercial loans or non-residential real estate loans and $600,000 were residential mortgage loans. The allowance for loan losses at March 31, 2003 was $7.9 million compared to $6.9 million at both March 31, 2002 and $7.5 million at December 31, 2002. For the quarter ended March 31, 2003, First Defiance charged off $75,000 of loans against its allowance and realized recoveries of $168,000 from loans previously charged off. During the same quarter in 2002, First Defiance charged off $250,000 in loans and realized recoveries of $53,000.

Non-Interest Income. Non-interest income increased $2.4 million in the first quarter of 2003, to $4.8 million for the quarter ended March 31, 2003 from $2.4 million for the same period in 2002. Individual components of non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans increased $1.3 million to $1.8 million for the three months ended March 31, 2003 from $526,000 during the 2002 first quarter. The increase is due to high mortgage loan origination activity in the low interest rate environment. While the Company exited the mortgage banking business at the national level with the sale of The Leader, the origination and servicing of mortgage loans continues to be a core activity of First Federal in its local market areas. Management anticipates that gains from sale of loans will decline from the current levels in a rising interest rate environment.

Gain on Sale of Securities. Gains realized from the sale of investment securities was $631,000 in the first quarter of 2003. This was an increase of $646,000 from a loss of $15,000 in the first quarter of 2002. The realization of the gains in the investment portfolio was part of a strategy by management to shorten the duration of assets in the investment portfolio to position the company to benefit from rising rates and to take advantage of a portion of the gains in the portfolio while they exist.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Service Fees. Loan and deposit fees increased $187,000 to $985,000 for the quarter ended March 31, 2003 from $798,000 for the quarter ended March 31, 2002. Increases occurred primarily in loan servicing fees on sold loans, debit card interchange fees, and checking NSF fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $43,000 to $926,000 in the first quarter of 2003 from $883,000 in the same period of 2002. Increases occurred in the property and casualty lines as well as income from the sale of securities and annuities.

Bank Owned Life Insurance. Income from bank owned life insurance was $201,000 in the quarter ended March 31, 2003. The Company made an initial $15 million investment in BOLI during the 2002 fourth quarter and accordingly, there was no corresponding income in the 2002 first quarter.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock and other miscellaneous charges, increased to $248,000 for the quarter ended March 31, 2003 from $233,000 for the same period in 2002.

Non-Interest Expense. Total non-interest expense increased $1.0 million to $7.0 million for the quarter ended March 31, 2003 from $6.0 million for the same period in 2002. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $404,000 to $3.7 million for the quarter ended March 31, 2003 from $3.3 million for the same period in 2002. The increase was the result of an increase in staffing, including several support positions at central operations, staff increases at several banking centers due to growing volumes, and the addition of a commercial loan origination office in the Toledo, Ohio market which commenced operations in May of 2002. Compensation and benefits also increased due to cost of living and merit increases for existing employees which averaged approximately 4%, higher level of sales commissions at First Insurance due to higher commission premium income and a $157,000 increase in the estimated cost of First Defiance's self-insured group health insurance plan.

Amortization and Impairment of Mortgage Servicing Rights. Amortization of mortgage servicing rights ("MSR's") totaled $523,000 in the 2003 first quarter compared to $128,000 in the 2002 first quarter, the result of significant refinancing activity in the First Federal loan servicing portfolio. Also, the Company recognized a $240,000 adjustment for impairment in the value of its MSR portfolio during the 2003 first quarter, the result of the decline in the market value of MSRs in the face of falling interest rates and increased prepayment speeds on mortgage loans in general. There was a $96,000 adjustment for impairment recognized in the first quarter of 2002. First Defiance has a total impairment reserve of $1.6 million recorded against an asset with a book value before reserves of $3.9 million at March 31, 2003. That portfolio represents approximately 4,615 loans with unpaid balances of approximately $355 million.

Amortization/Impairment of Goodwill. First Defiance is no longer required to recognize goodwill amortization as an expense but must test for and recognize any impairment in goodwill. There was no goodwill impairment in 2003. During the first quarter of 2002, management evaluated goodwill recorded at First Insurance for the purpose of measuring impairment and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


determined that such goodwill was impaired by $238,000 ($194,000 or $0.03 per share after tax) as of January 1, 2002. As permitted, this amount is reflected in the income statement as the cumulative effect of a change in accounting principle. In addition to the $238,000 of impaired goodwill, First Defiance paid additional consideration of $200,000 to settle a contingent payout clause under its agreement to acquire First Insurance. The impairment of the goodwill created by that settlement was recorded as an operating expense during the 2002 first quarter. Such impairment totaled $200,000 in the first quarter of 2002. (See
Note 2 to the Consolidated Condensed Financial Statements).

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) increased to $2.5 million for the quarter ended March 31, 2003 from $2.3 million for the same period in 2002.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 29.86% for the quarter ended March 31, 2003 compared to 35.63% for the same period in 2002. The reduction in the effective tax rate is a result of investing approximately $32.1 million in municipal securities, and $15.3 million of bank owned life insurance which are both exempt from federal tax. At March 31, 2002, First Defiance had only $8.7 million invested in tax exempt securities and no investment in bank owned life insurance.

As a result of the above factors, income for the quarter ended March 31, 2003 was $2.7 million compared to income from continuing operations of $887,000 for the comparable period in 2002. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 2003 were each $0.45 and $.43, respectively, compared to basic and diluted earnings per share from continuing operations of $0.14 and $0.14, respectively, for the quarter ended March 31, 2002.

Discontinued Operations. Discontinued operations for the 2002 first quarter period, which represents net income earned by The Leader's operations, were $2.0 million or $0.30 per share.

Pending Acquisition. On February 22, 2003, First Defiance signed a Purchase and Assumption Agreement with RFC Banking Company and its parent Rurban Financial Corp. to acquire banking centers located in Findlay, Ottawa, and McComb, Ohio. Under the terms of the agreement, First Defiance will pay a purchase price equal to 10.5% of all non-brokered deposit accounts plus an agreed upon amount for all furnishings and equipment of those branches. In addition, First Defiance will acquire certain loans of those banking centers. Management expects the transaction to increase per share earnings by approximately $.06 for the year ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $5.4 million of cash from operating activities during the first three months of 2003. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At March 31, 2003, First Defiance had $46.8 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $95.6 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $45.8 million of fixed-rate residential mortgage loans, including $11.4 million of residential mortgage loans held for sale at March 31, 2003 and $34.4 million of residential mortgage loans that are in the process of being originated. Also as of March 31, 2003, the total amount of certificates of deposit that are scheduled to mature by March 31, 2004 is $233.9 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. $4.3 million of these securities do not pass the FFIEC high risk security test as of March 31, 2003. The weighted average life of these securities exceeds the regulatory test limits in an instantaneous rate increase scenario of 200 and 300 basis points. However, management does not believe the underlying risk of these investments has changed from when they were purchased (and passed the FFIES high risk security test). Also, the overall interest rate risk as measured by management through net interest income simulations remains at an acceptable level. See Item 3 of this Form 10-Q. The remaining $14.0 million of these securities are not classified as high risk at March 31, 2003 and do not present risk significantly different than other mortgage-backed or agency securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 2003.


                                                                   Core Capital              Risk-Based Capital
                                                            Adequately        Well         Adequately       Well
                                                           Capitalized     Capitalized    Capitalized   Capitalized
                                                           -----------     -----------    -----------   -----------
     Regulatory capital                                     $  106,000     $  106,000     $  113,770     $  113,770
     Minimum required regulatory capital                        35,255         44,069         50,099         62,624
                                                            ----------     ----------     ----------     ----------
     Excess regulatory capital                              $   70,745     $   61,931     $   63,671     $   51,146
                                                            ==========     ==========     ==========     ==========

     Regulatory capital as a percentage of assets (1)             12.0%          12.0%          18.2%          18.2%
     Minimum capital required as a percentage of assets            4.0%           5.0%           8.0%          10.0%
                                                            ----------     ----------     ----------     ----------
     Excess regulatory capital as a percentage of assets           8.0%           7.0%          10.2%           8.2%
                                                            ==========     ==========     ==========     ==========


(1) Core capital is computed as a percentage of adjusted total assets of $881.4 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $626.2 million.

FDIC Insurance

The deposits of First Federal are currently insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance to commercial bank depositors. Both the SAIF and BIF are required by law to maintain a reserve ratio of 1.25% of insured deposits. First Federal's annual deposit insurance premiums for 2003 are approximately $0.016 per $100 of deposits.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

As discussed in detail in the 2002 Annual Report on Form 10-K, First Defiance's ability to maximize net income is dependent on management's ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 2003 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

Item 4. Controls and Procedures

The management of First Defiance is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of March 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of First Defiance's disclosure controls and procedures. Based on that evaluation, management concluded that First Defiance's disclosure controls and procedures as of March 31, 2003 were effective in ensuring that information required to be disclosed in the Interim Report on Form 10-Q were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Management has assessed First Defiance's system of internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of March 31, 2003, its system of internal control over financial reporting met those criteria.

There have been no significant changes in First Defiance's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            At the annual meeting of shareholders held on April 22, 2003, in Defiance, Ohio the shareholders elected three directors to three-year terms. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

            I.    Nominees for Director with Three-year Terms Expiring in 2005:

            NOMINEE                           FOR             WITHHELD
            Douglas A. Burgei              5,279,553           37,165
            Gerald W. Monnin               5,276,315           44,381
            Don C. Van Brackel             5,134,225          184,477

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits

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

(b)        Reports on Form 8-K

           First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on February 26, 2002 to announce the execution of a Purchase and Assumption Agreement with Rurban Financial Corp. and RFC Banking Company for the purchase of certain assets and assumption of certain liabilities of RFC Banking Company branch offices located in Findlay, Ottawa and McComb, Ohio.

           First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on April 24, 2003 which included a copy of the Company's earnings release for the quarter ended March 31, 2003

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           First Defiance Financial Corp.
                                           (Registrant)


Date:  May 15, 2003                        By:   /s/ William J. Small
       ------------                           -----------------------------
                                                  William J. Small
                                                  Chairman, President and
                                                  Chief Executive Officer


Date:  May 15, 2003                        By:   /s/ John C. Wahl
       ------------                           ----------------------------------
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


Date: May 15, 2003

/s/ William J. Small
--------------------
William J. Small
Chief Executive Officer




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


Date: May 15, 2003

/s/ John C. Wahl
----------------
John C. Wahl
Chief Financial Officer