Form 10-Q
period 2003-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2003-08-14
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,291,093 shares outstanding at July 12, 2003

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX
                                                                     Page Number
                                                                     -----------

PART I.-FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited):

         Consolidated Condensed Statements of Financial
         Condition - June 30, 2003 and December 31, 2002                   2

         Consolidated Condensed Statements of Income -
         Three and six months ended June 30, 2003 and 2002                 4

         Consolidated Condensed Statement of Changes in Stockholders'
         Equity - Six months ended June 30, 2003                           5

         Consolidated Condensed Statements of Cash Flows
         - Six months ended June 30, 2003 and 2002                         7

         Notes to Consolidated Condensed Financial Statements              9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              21

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                      35

Item 4.  Controls and Procedures                                          36

PART II.-OTHER INFORMATION:

 Item 1. Legal Proceedings                                                37

 Item 2. Changes in Securities                                            37

 Item 3. Defaults upon Senior Securities                                  37

 Item 4. Submission of Matters to a Vote of Security Holders              37

 Item 5. Other Information                                                37

 Item 6. Exhibits and Reports on Form 8-K                                 37

         Signatures                                                       39

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                        June 30, 2003   December 31, 2002
                                                        -------------   -----------------
Assets Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                          $   26,367        $ 17,263
     Interest-bearing deposits                                46,220          11,395
                                                          ----------        --------
                                                              72,587          28,658
Securities:
     Available-for-sale, carried at fair value               177,028         209,604
     Held-to-maturity, carried at amortized cost
         (approximate fair value $3,486 and $4,129
         at June 30, 2003 and December 31,
         2002 respectively)                                    3,280           3,921
                                                          ----------        --------
                                                             180,308         213,525
Loans held for sale                                            9,731          15,336
Loans receivable, net                                        690,379         561,041
Accrued interest receivable                                    4,834           4,533
Federal Home Loan Bank stock and other
     interest-earning assets                                  17,414          18,302
Bank owned life insurance                                     15,549          15,144
Office properties and equipment                               22,670          19,958
Real estate and other assets held for sale                        63             206
Goodwill                                                      20,412           3,636
Mortgage servicing rights                                      1,861           2,090
Other assets                                                  12,806           1,816
                                                          ----------        --------

Total assets                                              $1,048,614        $884,245
                                                          ==========        ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                      June 30, 2003   December 31, 2002
                                                                      -------------   -----------------
Liabilities and stockholders' equity
Liabilities:
   Non-interest-bearing deposits                                       $    51,798         $  43,936
   Interest-bearing deposits                                               699,907           555,637
                                                                       -----------         ---------
   Total deposits                                                          751,705           599,573
   Advances from Federal Home Loan Bank                                    154,408           149,096
   Short-term borrowings and other interest-bearing liabilities              8,785             4,308
   Advance payments by borrowers for taxes and insurance                       218               316
   Deferred taxes                                                            1,961             2,299
   Other liabilities                                                         9,952             8,543
                                                                       -----------         ---------
Total liabilities                                                          927,029           764,135

Stockholders' equity:
   Preferred stock, no par value per share:
     5,000 shares authorized; no shares
     issued                                                                     --                --
   Common stock, $.01 par value per share:
     20,000 shares authorized; 6,281
      and 6,412 shares outstanding, respectively                                63                64
   Additional paid-in capital                                               50,026            50,702
   Stock acquired by ESOP                                                   (2,068)           (2,387)
   Deferred compensation                                                       (20)              (30)
   Accumulated other comprehensive income,
     net of income taxes of $3,449
     and $3,477, respectively                                                6,695             6,455
   Retained earnings                                                        66,889            65,306
                                                                       -----------         ---------
Total stockholders' equity                                                 121,585           120,110
                                                                       -----------         ---------

Total liabilities and stockholders' equity                             $ 1,048,614         $ 884,245
                                                                       ===========         =========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

                                                                          Three Months ended         Six Months ended
                                                                               June 30,                  June 30,
                                                                           2003         2002         2003         2002
                                                                         -------      -------      -------      --------
Interest Income
Loans                                                                    $ 9,974      $ 9,081      $19,312      $ 18,041
Investment securities                                                      2,108        2,424        4,532         3,175
Interest-bearing deposits                                                     80          409          109           427
                                                                         -------      -------      -------      --------
Total interest income                                                     12,162       11,914       23,953        21,643
Interest Expense
Deposits                                                                   3,412        4,461        6,946         8,389
FHLB advances and other                                                    1,895        1,690        3,709         1,774
Notes payable and warehouse loans                                             13           38           22           227
                                                                         -------      -------      -------      --------
Total interest expense                                                     5,320        6,189       10,677        10,390
                                                                         -------      -------      -------      --------
Net interest income                                                        6,842        5,725       13,276        11,253
Provision for loan losses                                                    353          156          688           738
                                                                         -------      -------      -------      --------
Net interest income after provision for loan losses                        6,489        5,569       12,588        10,515
Non-interest Income
Service fees and other charges                                             1,133          955        2,149         1,753
Insurance commission income                                                  967          827        1,893         1,710
Dividends on stock and other interest income                                 172          285          341           466
Gain on sale of loans                                                      2,515          549        4,316         1,075
Gain/(loss) on sale of securities                                            288           --          919           (15)
Trust income                                                                  38           24           70            54
Income from Bank Owned Life Insurance                                        204           --          405            --
Other non-interest income                                                     20           97           35           119
                                                                         -------      -------      -------      --------
Total non-interest income                                                  5,337        2,737       10,128         5,162
Non-interest Expense
Compensation and benefits                                                  3,976        3,494        7,684         6,798
Occupancy                                                                    741          722        1,469         1,413
SAIF deposit insurance premiums                                               31           33           55            65
State franchise tax                                                          285          351          566           645
Data processing                                                              427          465          859           691
Amortization and impairment of mortgage servicing rights                   1,122          305        1,885           529
Amortization and impairment of goodwill and other intangibles                  8           --            8           200
Other non-interest expense                                                 1,111          943        2,189         1,964
                                                                         -------      -------      -------      --------
Total non-interest expense                                                 7,701        6,313       14,715        12,305
                                                                         -------      -------      -------      --------
Income from continuing operations before income taxes                      4,125        1,993        8,001         3,372
Federal income taxes                                                       1,246          607        2,403         1,099
                                                                         -------      -------      -------      --------
Income from continuing operations                                          2,879        1,386        5,598         2,273
Discontinued operations, net of tax                                           --        7,332           --         9,347
                                                                         -------      -------      -------      --------
Income before cumulative effect of a change in accounting principle        2,879        8,718        5,598        11,620
Cumulative effect of change in method of accounting for goodwill,
      net of tax                                                              --           --           --          (194)
                                                                         -------      -------      -------      --------
Net income                                                               $ 2,879      $ 8,718      $ 5,598      $ 11,426
                                                                         =======      =======      =======      ========

Earnings per share (Note 6)
Basic:
      From continuing operations                                         $  0.48      $  0.22      $  0.93      $   0.35
      Discontinued operations, net of tax                                     --         1.14           --          1.46
      Cumulative effect in method of accounting for goodwill                  --           --           --         (0.03)
                                                                         -------      -------      -------      --------
      Net income                                                         $  0.48      $  1.36      $  0.93      $   1.78
                                                                         =======      =======      =======      ========
Diluted:
      From continuing operations                                         $  0.46      $  0.21      $  0.89      $   0.34
      Discontinued operations, net of tax                                     --      $  1.09           --          1.40
      Cumulative effect in method of accounting for goodwill                  --           --           --         (0.03)
                                                                         -------      -------      -------      --------
      Net income                                                         $  0.46      $  1.30      $  0.89      $   1.71
                                                                         =======      =======      =======      ========
Dividends declared per share (Note 5)                                    $  0.15      $  0.13      $  0.30      $   0.26
                                                                         =======      =======      =======      ========
Average shares outstanding (Note 6)
  Basic                                                                    6,013        6,418        6,044         6,426
                                                                         =======      =======      =======      ========
  Diluted                                                                  6,254        6,689        6,293         6,672
                                                                         =======      =======      =======      ========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                               2003
                                                    ------------------------------------------------------------
                                                                                             Stock Acquired By
                                                                                             -----------------
                                                                         Additional                    Management
                                                       Common             Paid-in                      Recognition
                                                        Stock             Capital           ESOP          Plan
                                                        -----             -------           ----          ----
Balance at January 1                                       $64             $50,702        $(2,387)        $  (30)

Comprehensive income:
     Net income
     Change in unrealized gains
         net of income taxes of  $28
Total comprehensive income

ESOP shares released                                                           374            319

Amortization of deferred compensation
    of Management Recognition Plan                                                                            10

Shares issued under stock option plan                                          650

Purchase of common stock for
    treasury                                                (1)             (1,700)

Dividends declared (Note 5)
                                                    ------------------------------------------------------------

Balance at June 30                                        $ 63             $50,026        $(2,068)          $(20)
                                                    ============================================================

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                     2003                                 2002
                                              --------------------------------------------------       ---------
                                               Net Unrealized
                                              gains (losses) on                        Total               Total
                                               available-for-        Retained      Stockholders'       Stockholder's
                                               sale securities       Earnings         Equity              Equity
                                               ---------------       --------         ------              ------
Balance at January 1                                 $6,455           $65,306         $120,110         $ 111,021

Comprehensive income:
     Net income                                                         5,598            5,598            11,426
     Change in unrealized gains (losses)
          net of income taxes of  $28                   240                                240             2,411
                                                                                      --------         ---------
Total comprehensive income                                                               5,838            13,837

ESOP shares released                                                                       693               561

Amortization of deferred compensation
    of Management Recognition Plan                                                          10                26

Shares issued under stock option plan                                                      650               677

Purchase of common stock for
    treasury                                                           (2,201)          (3,902)           (2,239)

Dividends declared (Note 5)                                            (1,814)          (1,814)           (1,695)
                         -                           -----------------------------------------------------------


Balance at June 30                                   $6,695           $66,889         $121,585         $ 122,188
                ==                                   ===========================================================

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                        Six Months
                                                                      Ended June 30,
                                                                    2003            2002
                                                                 ---------       ---------
Operating Activities
Net income                                                       $   5,598       $  11,426
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                         688             738
     Provision for depreciation                                        810             822
     Net securities amortization                                       468             220
     Amortization of mortgage servicing rights                       1,279             265
     Net impairment of mortgage servicing rights                       606             264
     Amortization of core deposit intangible                             8              --
     Net impairment of goodwill                                         --             438
     Gain on sale of loans                                          (4,316)         (1,075)
     Gain on sale of discontinued operations                            --         (16,912)
     Amortization of Management Recognition Plan
         deferred compensation                                          10              26
     Release of ESOP Shares                                            693             561
     (Gains) losses on sales of securities                            (919)             15
     Deferred federal income tax credit                               (310)           (187)
     Proceeds from sale of loans                                   180,178          55,120
     Origination of mortgage servicing rights, net                  (1,656)           (919)
     Origination of loans held for sale                           (170,257)        (53,983)
     Increase in interest receivable and other assets                 (988)         (3,772)
     Increase in other liabilities                                     770           3,062
     Decrease in assets held for sale                                   --             470
     Decrease in liabilities held for sale                              --            (405)
     Increase in assets of discontinued operations                      --          (5,418)
     Decrease in liabilities of discontinued operations                 --         (35,166)
                                                                 ---------       ---------
Net cash provided by operating activities                           12,662         (44,410)

Investing Activities
Proceeds from maturities of held-to-maturity securities                629             934
Proceeds from maturities of available-for-sale securities           45,488           3,595
Proceeds from sale of available-for-sale securities                  9,958             423
Proceeds from sales of real estate and
   other assets held for sale                                          241             236
Proceeds from sale of discontinued operations                        1,228         367,921
Purchases of available-for-sale securities                         (22,195)       (169,398)
Purchases of Federal Home Loan Bank stock                             (340)           (376)
Purchases of office properties and equipment                        (1,495)           (987)
Acquisition of banking center offices (Note 3)                      59,823              --
Net (increase) decrease in loans receivable                        (51,017)        (16,920)
                                                                 ---------       ---------
Net cash provided by investing activities                           42,320         185,428

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                       Six Months
                                                                     Ended June 30,
                                                                  2003           2002
                                                                --------       --------
Financing Activities
Net decrease in deposits                                         (14,478)       (10,937)
Repayment of Federal Home Loan Bank long-term advances              (688)       (25,110)
Repayment of term notes payable                                      (10)           (19)
Net decrease in Federal Home Loan Bank short-term advances        (3,000)       (40,000)
Net decrease in short-term line of credit                             --        (18,250)
Proceeds from Federal Home Loan Bank long term advances            9,000             --
Increase in securities sold under repurchase agreements            3,189             --
Purchase of common stock for treasury                             (3,902)        (2,239)
Cash dividends paid                                               (1,814)        (1,695)
Proceeds from exercise of stock options                              650            677
                                                                --------       --------
Net cash used in financing activities                            (11,053)       (97,573)
                                                                --------       --------

Increase in cash and cash equivalents                             43,929         43,445
Cash and cash equivalents at beginning of period                  28,658         38,100
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 72,587       $ 81,545
                                                                ========       ========

Supplemental cash flow information:
Interest paid                                                   $ 10,263       $ 10,872
                                                                ========       ========
Income taxes paid                                               $  2,214       $  5,756
                                                                ========       ========
Transfers from loans to real estate
     and other assets held for sale                             $     98       $    435
                                                                ========       ========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities              $    (28)      $ (1,237)
                                                                ========       ========
Noncash investing activities:
Increase (decrease) in net unrealized gain or loss on
     available-for-sale securities                              $    212       $  3,648
                                                                ========       ========
Noncash financing activities:
Cash dividends declared but not paid                            $    894       $    848
                                                                ========       ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

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

      The accompanying consolidated condensed financial statements as of June 30, 2003 and for the three and six-month periods ending June 30, 2003 and 2002 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. For the purposes of these statements, operations of The Leader are presented as results of discontinued operations. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2002 Annual Report on Form 10-K for the year ended December 31, 2002. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

      Stock Compensation

      At June 30, 2003, the Company had three stock-based compensation plans, which are more fully described in Note 18 in the financial statements included in First Defiance's 2002 Annual Report on Form 10-K. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation and has been determined as if First Defiance

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (Unaudited)

2.    Basis of Presentation (continued)

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

      The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                            June 30,
                                                                     2003                 2002
                                                               ------------------------------------
    Risk free interest rate                                         5.66%                5.74%
    Dividend yield                                                  2.97%                2.93%
    Volatility factors of expected market price
       of stock                                                     0.266%               0.269%
    Weighted average expected life                                  8.70 years           8.62 years
    Weighted average grant date fair value
       of options granted                                           $3.51                $3.44

      Based on the above assumptions, pro forma net income and earnings per share are computed as follows (in thousands, except per share amounts):

                                                                                           Six months ended
                                                      Three months ended June 30,              June 30,
                                                          2003           2002            2003            2002
                                                     -----------------------------------------------------------
    Income from continuing operations                $     2,879     $    1,386     $      5,598    $      2,273
    Stock-based compensation using the
     fair value method, net of tax                           (50)           (48)            (101)           (100)
                                                     -----------------------------------------------------------
    Pro forma net income from
     continuing operations                           $     2,829     $    1,338     $      5,497    $      2,173
                                                     ===========================================================
    Pro forma earnings per share:
      Basic                                          $       0.47    $     0.21     $       0.91    $       0.34
                                                     ===========================================================
      Diluted                                        $       0.45    $     0.20     $       0.87    $       0.32
                                                     ===========================================================

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (Unaudited)

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

      Accounting for Costs Associated with Exit or Disposal Activities
      SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 address the accounting and reporting for one-time employee termination benefits, certain contract termination costs and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

      The Company has adopted SFAS No. 146 prospectively as of January 1, 2003.

      Accounting for Guarantees
      On November 25, 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (Unaudited)

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

      The Company has included FIN No. 45's required disclosures in Note 8. FIN No. 45 recognition and measurement provisions did not have a material impact on the Company's results of operations, financial position or liquidity once adopted by the Company on January 1, 2003.

      Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities". The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected loss and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of June 30, 2003, the Company was not party to any VIEs. The Company continues to assess the impact, if any, the interpretation will have on results of operations, financial position, or liquidity, as it applies to other areas within the Company.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (Unaudited)

2.    Basis of Presentation (continued)

      Accounting Pronouncement Adopted in 2002

      On January 1, 2002, First Defiance adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As required by FAS No. 142, goodwill is no longer amortized into the income statement over an estimated life but rather is tested at least annually for impairment based on specific guidance included in FAS No. 142. Based on an impairment test performed as of January 1, 2002, the Company determined that a portion of previously recorded goodwill related to its First Insurance business unit was impaired. The amount of impairment as of January 1, 2002, which was $238,000 or $194,000 after tax, is reflected in the financial statements as an adjustment for the cumulative effect of an accounting change. During the quarter ended March 31, 2002, management reached a settlement with the former shareholders of one of the agencies acquired to form First Insurance related to an earn-out provision of the original purchase agreement. The payment of $200,000 was recorded as additional goodwill for First Insurance and was considered impaired. This $200,000 impairment adjustment is reported as an operating cost by First Defiance in the 2002 first quarter. Since the first quarter of 2002 no further amount of goodwill has been deemed to be impaired.

3.    Banking Center Acquisition

      On June 6, 2003, First Defiance completed the acquisition of three banking centers from RFC Banking Company, a subsidiary of Rurban Financial Corp. The banking centers are located in Findlay, Ottawa, and McComb, Ohio. Under the terms of the agreement, First Defiance paid a purchase price equal to 10.5% of all non-brokered deposit accounts plus an agreed upon amount for all furnishings and equipment of those branches. In addition, First Defiance acquired certain loans of those banking centers. As a result of the acquisition, First Defiance acquired deposits of $166.5 million, including $32.8 million of brokered certificates of deposit, net loans of $80.6 million, and premises, furnishings and equipment of $2.0 million. First Defiance also recorded intangible assets resulting from the acquisition of $16.7 million, including goodwill of $15.9 million and core deposit intangibles of $772,000. The core deposit intangible will be amortized over approximately 10 years.

4.    Discontinued Operations

      On April 1, 2002, First Defiance completed the sale of The Leader to US Bancorp. Discontinued operations as reported for the six months ended June 30, 2002 include the operating results of The Leader for that period. Net interest income is allocated to discontinued operations in accordance with Emerging Issues Task Force (EITF) 87-24, based on interest earned by First Federal on intercompany loans to The Leader less interest expense, primarily interest on brokered certificates of deposit and a portion of FHLB advances utilized to fund those intercompany loans. For the first six months of 2002, First Federal had a negative spread in its borrowing relationship with The Leader. The components of discontinued operations for the three and six-month periods ended June 30, 2002 are as follows (in thousands):

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (Unaudited)

4.    Discontinued Operations (continued)

                                                          Three months      Six months
                                                              ended           ended
                                                          June 30, 2002   June 30, 2002
                                                          -----------------------------
      Operations of The Leader                              $     --         $  4,316
      Net interest expense allocated to discontinued
       operations                                                 --           (1,250)
      Gain from sale of The Leader                            16,959           16,959
      Cost to terminate financing and other expenses
       associated with discontinued operations                  (465)            (465)
                                                            -------------------------
      Income from discontinued operations
       before income taxes                                    16,494           19,560
      Income tax on discontinued operations                    9,162           10,213
                                                            -------------------------
      Income from discontinued operations                   $  7,332         $  9,347
                                                            =========================

5.    Dividends on Common Stock

      As of June 30, 2003, First Defiance had declared a quarterly cash dividend of $.15 per share for the second quarter of 2003, payable July 25, 2003.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (Unaudited)

6.    Earnings Per Share

      Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and six-month periods ended June 30, 2003 and 2002. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and six-months ended June 30, 2003 and 2002, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

      The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                                      Three Months                 Six Months
                                                                          Ended                       Ended
                                                                         June 30                     June 30
                                                                    2003          2002          2003          2002
                                                                   ------------------------------------------------
      Numerator for basic and diluted earnings per share -
         income from continuing operations                         $2,879        $1,386        $5,598        $2,273
      Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                    6,013         6,418         6,044         6,426
         Effect of dilutive securities:
             Employee stock options                                   235           257           241           228
             Unvested management recognition plan stock                 6            14             8            18
                                                                   ------        ------        ------        ------
         Dilutive potential common shares                             241           271           249           246
                                                                   ------        ------        ------        ------
         Denominator for diluted earnings per share -
          adjusted weighted average shares and assumed
          conversions                                               6,254         6,689         6,293         6,672
                                                                   ======        ======        ======        ======
      Basic earnings per share from continuing operations          $ 0.48        $ 0.22        $ 0.93        $ 0.35
                                                                   ======        ======        ======        ======
      Diluted earnings per share from continuing operations        $ 0.46        $ 0.21        $ 0.89        $ 0.34
                                                                   ======        ======        ======        ======

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (Unaudited)

7.    Investment Securities

      The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

                                                                              June 30, 2003
                                                           ---------------------------------------------------
                                                                            Gross       Gross
                                                           Amortized     Unrealized   Unrealized
                                                             Cost           Gains       Losses      Fair Value
                                                           ---------------------------------------------------
      Available-for-Sale Securities:
           U.S. Treasury securities and obligations
             of U.S. Government corporations and
             agencies                                      $ 70,455        $ 6,368        $ --        $ 76,823
           Corporate bonds                                   16,507          1,449          --          17,956
           Adjustable rate mortgage-backed security
             mutual funds                                     2,109             --          52           2,057
           Mortgage-backed securities                        21,826            324          --          22,150
           Collateralized mortgage obligations                5,762             59          10           5,811
           REMICs                                            12,840             57          89          12,808
           Trust preferred stock                              7,238             99           5           7,332
           Equity securities                                     69              3          --              72
           Obligations of state and political
             subdivisions                                    30,078          1,952          11          32,019
                                                           ---------------------------------------------------
           Totals                                          $166,884        $10,311        $167        $177,028
                                                           ===================================================

      Held-to-Maturity Securities:
           FHLMC certificates                              $    789        $    29        $  1        $    817
           FNMA certificates                                  1,400             26           5           1,421
           GNMA certificates                                    501             22          --             523
           Obligations of state and political
             subdivisions                                       590            135          --             725
                                                           ---------------------------------------------------
           Totals                                          $  3,280        $   212        $  6        $  3,486
                                                           ===================================================

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (Unaudited)

7.    Investment Securities (continued)

                                                                              December 31, 2002
                                                             ---------------------------------------------------
                                                                             Gross        Gross
                                                             Amortized     Unrealized   Unrealized
                                                                Cost         Gains        Losses      Fair Value
                                                             ---------------------------------------------------
      Available-for-Sale Securities:
           U.S. Treasury securities and obligations
             of U.S. Government corporations and
             agencies                                        $ 95,462        $ 6,373        $  2        $101,833
           Corporate bonds                                     25,720          1,733          --          27,453
           Adjustable rate mortgage-backed security
             mutual funds                                       2,109             --          54           2,055
           Adjustable rate mortgage-backed securities          15,169            269          --          15,438
           REMICs                                              12,636            232          --          12,868
           Collateralized mortgage obligations                 11,380            201          42          11,539
           Trust preferred stock                                7,238             53          55           7,236
           Equity securities                                       69             --           2              67
           Obligations of state and political
             subdivisions                                      29,890          1,283          58          31,115
                                                             ---------------------------------------------------
           Totals                                            $199,673        $10,144        $213        $209,604
                                                             ===================================================

      Held-to-Maturity Securities:
           FHLMC certificates                                $  1,004        $    32        $  3        $  1,033
           FNMA certificates                                    1,691             29           6           1,714
           GNMA certificates                                      636             25          --             661
           Obligations of state and political
             subdivisions                                         590            131          --             721
                                                             ---------------------------------------------------
           Totals                                            $  3,921        $   217        $  9        $  4,129
                                                             ===================================================

8.    Commitments, Guarantees and Contingent Liabilities

      Loan commitments are made to accommodate the financial needs of First Defiance's customers; however, there are no long-term, fixed-rate loan commitments that result in market risk. Standby letters of credit obligate the Company to pay a third party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are issued to address customers' financing needs and to facilitate customers' trade transactions. In accordance with FASB Interpretation No. 45, "Guarantor's Guarantees of Indebtedness of Others," certain guarantees issued or modified on or after January 1, 2003, require the recognition of a liability on First Defiance's balance sheet for the "stand ready" obligation with such guarantees.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (Unaudited)

8.    Commitments, Guarantees and Contingent Liabilities (continued)

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

      The Company's maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

                                                    June 30,        December 31,
                                                      2003              2002
                                                  ------------------------------
                                                          (In Thousands)
        Commercial                                $    104,698      $    103,984
        Real Estate                                     20,421            17,537
        Consumer                                        51,308            41,555
        Standby Letters of Credit                        4,252             2,997
                                                  ------------------------------
        Total                                     $    180,679      $    166,073
                                                  ==============================

      The remaining weighted average life for outstanding standby letters of credit was less than one year at June 30, 2003. The Company had $37,000 of standby letters of credit with a life longer than one year.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (Unaudited)

9.    Loans

      Loans receivable and held for sale consist of the following (in thousands):

                                                                 June 30,      December 31
                                                                   2003            2002
                                                                 -------------------------
      Real Estate:
             One-to-four family residential                      $167,412        $157,691
             Construction                                          15,559          15,357
             Non-residential and multi-family                     307,871         227,754
                                                                 ------------------------
                                                                  490,842         400,802
      Other Loans:
             Commercial                                           124,332         104,070
             Consumer finance                                      42,189          37,579
             Home equity and improvement                           59,450          49,889
                                                                 ------------------------
                                                                  225,971         191,538
                                                                 ------------------------
      Total real estate and other loans                           716,813         592,340
      Deduct:
             Loans in process                                       7,431           7,255
             Net deferred loan origination fees and costs           1,167           1,212
             Allowance for loan loss                                8,105           7,496
                                                                 ------------------------
             Totals                                              $700,110        $576,377
                                                                 ========================

      Changes in the allowance for loan losses were as follows (in thousands):

                                                              Three Months ended June 30   Six Months ended June 30
                                                                  2003          2002          2003          2002
                                                              -----------------------------------------------------
      Balance at beginning of period                             $7,924        $6,933        $7,496        $6,548
      Provision for loan losses                                     353           156           688           738
      Charge-offs:
             One-to-four family residential real estate              18            15            18            64
             Non-residential and multi-family real estate           162            20           162            74
             Commercial                                              38            --            63            --
             Consumer finance                                        39            93            89           240
                                                                 ------------------------------------------------
      Total charge-offs                                             257           128           332           378
      Recoveries                                                     85            67           253           120
                                                                 ------------------------------------------------
      Net charge-offs                                               172            61            79           258
                                                                 ------------------------------------------------
      Ending allowance                                           $8,105        $7,028        $8,105        $7,028
                                                                 ================================================

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (Unaudited)

10.   Deposits

      A summary of deposit balances is as follows (in thousands):

                                                      June 30,      December 31,
                                                        2003            2002
                                                    ---------------------------
          Non-interest-bearing checking accounts    $   51,798       $   43,936
          Interest-bearing checking accounts            65,320           41,318
          Savings accounts                              51,693           39,363
          Money market demand accounts                 146,803          129,036
          Certificates of deposit                      436,091          345,920
                                                    ---------------------------
                                                     $ 751,705        $ 599,573
                                                    ===========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Defiance Financial Corp. ("First Defiance" or "the Company") is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance"). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 17 full service branches and one commercial loan production office. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance's office in Defiance, Ohio while investment and annuity products are sold through registered investment representatives located at two First Federal banking center locations.

Effective April 1, 2002, The Leader Mortgage Company, LLC ("The Leader"), a mortgage banking subsidiary of First Federal, was sold to US Bancorp. The operating results the Leader and the associated gains from the sale are reported as discontinued operations for the three and six month-periods ended June 30, 2002.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $3.5 million at June 30, 2003. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $177.0 million at June 30, 2003. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($76.8 million), corporate bonds ($18.0 million), certain municipal obligations ($32.0 million), CMOs and REMICs ($18.6 million), mortgage backed securities ($22.1 million), preferred stock and other equity investments ($7.4 million) and adjustable-rate mortgage backed security mutual funds ($2.1 million). In accordance with FAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $10.1 million at June 30, 2003, or $6.6 million after considering the related deferred tax liability.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

Branch Acquisition

On June 6, 2003, First Defiance completed the acquisition of three banking centers from RFC Banking Company, a subsidiary of Rurban Financial Corp. The banking centers are located in Findlay, Ottawa, and McComb, Ohio. Under the terms of the purchase and assumption agreement, First Defiance paid a purchase price equal to 10.5% of all non-brokered deposit accounts plus an agreed upon amount for all furnishings and equipment of those branches. In addition, First Defiance acquired certain loans of those banking centers. As a result of the acquisition, First Defiance acquired deposits of $166.5 million, including $32.8 million of brokered certificates of deposit, net loans of $80.6 million, and premises, furnishings and equipment of $2.0 million. In addition, First Defiance also recorded intangible assets resulting from the acquisition of $16.7 million, including goodwill of $15.9 million and core deposit intangibles of $772,000. The core deposit intangible will be amortized over approximately 10 years.

Changes in Financial Condition

At June 30, 2003, First Defiance's total assets, deposits and stockholders' equity amounted to $1.05 billion, $751.7 million and $121.6 million, respectively, compared to $884.2 million, $599.6 million and $120.1 million, respectively, at December 31, 2002.

Net loans receivable increased to $690.4 million at June 30, 2003 from $561.0 million at December 31, 2002. The increase in loans receivable occurred primarily in non-residential and multi-family real estate loans, which increased by $80.1 million to $307.9 million at June 30, 2003, $35.4 million of which is from the branch acquisition. In addition, commercial loans increased by $20.3 million to $124.3 million at June 30, 2003, $16.8 million of which resulted from the branch acquisition. Also, home equity and improvement loans, increased by $9.6 million to $59.5 at June 30, 2003, including $1.8 million acquired as part of the branch acquisition. One-to-four family residential loans increased by $9.7 million to $167.4 million at June 30, 2003 because $18.5 million

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

of residential mortgage loans were acquired as part of the branch acquisition. Without the acquisition, residential mortgage loans declined because of the substantial refinancing activity, most of which is sold into the secondary market. Also, consumer loans increased by $4.6 million to $42.2 million at June 30, 2003 because $8.1 million were added due to the acquisition.

The investment securities portfolio decreased to $180.3 million at June 30, 2003 from $213.5 million at December 31, 2002. The decrease in the balance in the investment portfolio is the result of redeploying funds from securities as they mature or get called to fund loan growth. At June 30, 2003 there were approximately $45.2 million of interest-bearing deposits held at other financial institutions. These funds, which resulted from acquiring more deposits in the branch acquisition than loans, will be redeployed into loans or higher earning investments as interest rates rise, or will be used to liquidate $47.4 million of brokered certificates of deposit, $28.5 million of which are scheduled to mature over the next 12 months and which will not be renewed.

Deposits increased from $599.6 million at December 31, 2002 to $751.7 million as of June 30, 2003. As a result of the acquisition and other deposit growth initiatives, money market demand accounts have increased by $17.8 million, to $146.8 million at June 30, 2003 from $129.0 million at December 31, 2002, and checking accounts, both interest and non-interest bearing, have increased by $31.9 million, to $117.1 million at June 30, 2003 from $85.3 million at December 31, 2002. While the Company has focused on increasing its lower cost core deposits, and has been less aggressive in retaining higher cost certificates of deposit during 2003, those balances still increased by $90.2 million to $436.1 million at June 30, 2003, from $345.9 million at December 31, 2002. Of that increase, $107.3 million resulted from the branch acquisition, including $32.8 million of brokered CDs. Excluding the acquisition, CDs declined by $17.1 million. Most of the decline is due to the maturing of brokered CDs, which were primarily acquired to fund the operations of The Leader, as well as less aggressive retail CD pricing.

Additionally, FHLB advances increased to $154.4 million at June 30, 2003 from $149.1 million at December 31, 2002. These borrowings were used to fund loan growth and investment strategies and were part of management's strategy to take advantage of the historically low rate environment to lock in long-term funding. Short-term borrowings increased to $8.8 million at June 30, 2003 from $4.3 million at December 31, 2002. This is a result of an increase in the balance of securities sold under repurchase agreements, an alternative source of funding for the Company, which fluctuates, based on customer demand.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

                                                                         Three Months Ended June 30,
                                           ---------------------------------------------------------------------------------
                                                             2003                                       2002
                                           --------------------------------------        -----------------------------------
                                             Average                      Yield/         Average                     Yield/
                                             Balance      Interest(1)     Rate(2)        Balance     Interest(1)     Rate(2)
                                             -------      -----------     -------        -------     -----------     -------
Interest-earning assets:
   Loans receivable                        $  633,755      $  10,030       6.35%        $ 511,238      $  9,140       7.17%
   Securities                                 189,448          2,284       4.84           188,361         2,548       5.43
   Interest-earning deposits                   24,697             80       1.30            96,337           409       1.70
   FHLB stock and other                        17,244            172       4.02            34,580           285       3.31
                                           ----------      ---------                    ---------      --------
   Total interest-earning assets              865,144         12,566       5.83           830,516        12,382       5.98
Non-interest-earning assets
   (including assets of discontinued
    operations)                                               73,933                                     54,620
                                                           ---------                                   --------
   Total assets                                            $ 939,077                                   $885,136
                                                           =========                                   ========

Interest-bearing liabilities (4):
   Deposits                                $  603,045      $   3,412       2.27%        $ 574,461      $  4,461       3.11%
   FHLB advances and other                    154,658          1,895       4.91           131,472         1,690       5.16
   Notes payable                                4,225             13       1.23             2,430            38       6.27
                                           ----------      ---------                    ---------      --------
   Total interest-bearing liabilities         761,928          5,320       2.80           708,363         6,189       3.50
Non-interest bearing deposits                  46,505             --                       33,559            --
                                           ----------      ---------                    ---------      --------
Total including non-interest bearing
   demand deposits                            808,433          5,320       2.64           741,922         6,189       3.35
Other non-interest-bearing liabilities
   (including liabilities of
    discontinued operations)                    9,756                                      24,048
                                            ---------                                   ---------
   Total liabilities                          818,189                                     765,970
Stockholders' equity                          120,888                                     119,166
                                            ---------                                   ---------
   Total liabilities and stock-
      holders' equity                       $ 939,077                                   $ 885,136
                                            =========                                   =========
Net interest income; interest
   rate spread                                             $   7,246       3.03%                       $  6,193       2.48%
                                                           =========       =====                       ========       =====
Net interest margin (3)                                                    3.36%                                      2.99%
                                                                           =====                                      =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                              114%                                       117%
                                                                           =====                                      =====

----------
(1) Interest on certain tax exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)   Annualized
(3) Net interest margin is net interest income divided by average interest-earning assets.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                                                         Six Months Ended June 30,
                                            ---------------------------------------------------------------------------------------
                                                               2003                                         2002
                                            ----------------------------------------      -----------------------------------------
                                               Average                      Yield/          Average                          Yield/
                                               Balance      Interest(1)     Rate(2)         Balance       Interest(1)       Rate(2)
                                               -------      -----------     -------         -------       -----------       -------
Interest-earning assets:
   Loans receivable                         $   611,796      $  19,428       6.40%        $  503,955       $   18,143        7.26%
   Securities                                   198,046          4,875       4.96            120,930            3,350        5.59
   Interest-earning deposits                     15,782            109       1.39             54,972              427        1.57
   FHLB stock and other                          17,602            341       3.92             25,444              466        3.70
                                            -----------      ---------                    ----------       ----------
   Total interest-earning assets                843,226         24,753       5.92            705,301           22,386        6.40
Non-interest-earning assets
   (including assets of discontinued
    operations)                                  68,581                                      312,311
                                              ---------                                   ----------
   Total assets                               $ 911,807                                   $1,017,612
                                              =========                                   ==========

Interest-bearing liabilities (4):
   Deposits                                 $   579,285      $   6,946       2.42%        $  535,478       $    8,389        3.16%
   FHLB advances and other                      155,610          3,709       4.81             69,585            1,774        5.14
   Notes payable                                  3,618             22       1.23             11,930              227        3.84
                                            -----------      ---------                    ----------       ----------
   Total interest-bearing liabilities           738,513         10,677       2.92            616,993           10,390        3.40
Non-interest bearing deposits                    42,421             --                        30,849               --
                                            -----------      ---------                    ----------       ----------
Total including non-interest bearing
   demand deposits                              780,934         10,677       2.76            647,842           10,390        3.23
Other non-interest-bearing liabilities
   (including liabilities of
    discontinued operations)                     10,307                                      254,144
                                            -----------                                   ----------
   Total liabilities                            791,241                                      901,994
Stockholders' equity                            120,566                                      115,626
                                            -----------                                   ----------
   Total liabilities and stock-
      holders' equity                       $   911,807                                   $1,017,612
                                            ===========                                   ==========
Net interest income; interest
   rate spread                                               $  14,076       3.00%                         $   11,996        3.00%
                                                             ---------                                     ----------
Net interest margin (3)                                                      3.37%                                           3.43%
                                                                             =====                                           =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                                114%                                            114%
                                                                             =====                                           =====

----------
(1) Interest on certain tax exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)   Annualized
(3) Net interest margin is net interest income divided by average interest-earning assets.
(4)   This analysis does not reflect borrowings to fund discontinued operations.

Results of Operations

On April 1, 2002, First Defiance completed the sale of The Leader to US Bancorp. As a result of this sale, management has included the operating results for The Leader in discontinued operations for all prior periods presented. See Note 4 to the Consolidated Condensed Financial Statements filed with this Form 10-Q.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

On a consolidated basis, First Defiance had net income of $2.9 million or $.46 per share for the three months ended June 30, 2003 compared to $8.7 million or $1.30 per share in 2002. The 2002 net income included earnings from discontinued operations of $7.3 million or $1.09 per share. Income from continuing operations for the 2002 second-quarter was $1.4 million or $0.21 per share.

Net Interest Income. Net interest income for the quarter ended June 30, 2003 was $6.8 million compared to $5.7 million from continuing operations for the same period in 2002. Net interest margin for the 2003 second quarter was 3.36% compared to 2.99% for the same period in 2002. On a tax-equivalent basis, net interest income for the quarter ended June 30, 2003 was $7.2 million compared to $6.2 million from continuing operations for the same period in 2002.

Total interest income increased by $248,000 to $12.2 million for the three months ended June 30, 2003 from $11.9 million from continuing operations for the three months ended June 30, 2002. On a tax equivalent basis, total interest income increased by $184,000 to $12.6 million for the three months ended June 30, 2003 from $12.4 million for the three months ended June 30, 2002. Interest on loans increased $890,000 to $10.0 million in the second quarter of 2003 from $9.1 million in the second quarter of 2002. The increase in interest from loans was due to a $122.5 million increase in average loan balances between the second quarter of 2002 and the second quarter of 2003, although much of the benefit of increased loan volumes has been offset by declining portfolio yields. The yield on First Defiance's loan portfolio declined from 7.17% for the three months ended June 30, 2002 to 6.35% for the same period in 2003 because of falling interest rates over that time period.

The Company also has experienced a change in the mix of its loan portfolio as commercial loans and non-residential real estate loans were $379.9 million at June 30, 2003, excluding the loans acquired as part of the branch acquisition, up from $331.8 million at December 31, 2002. An additional $16.8 million of commercial loans and $35.4 million of non-residential real estate loans were acquired as part of the branch transaction. During the six-month period one-to-four family residential loans, excluding loans held for sale, increased from $157.7 million to $167.4 million. However, that number includes the $21.4 million in loans acquired as part of the branch acquisition, which was offset substantially by a decline in the one-to-four family residential loan portfolio as a result of increased mortgage loan refinance activity. The Company sells most of its new mortgage loan originations into the secondary market.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, decreased $706,000 to $2.5 million for the three months ended June 30, 2003 compared to $3.2 million for the same period in 2002. The decrease is due primarily to a combination of declining yields in the investment portfolio and a significant decline in interest-bearing deposits as the proceeds from the sale of The Leader, which were received on April 1, 2002, have been reinvested in loans or used for other purposes. The rate decline is due both to the historically low rate environment in the 2003 second-quarter along with managements' decision to invest primarily in shorter-term investments in anticipation of continued loan growth and other requirements. The average balance of securities for the 2003 second quarter increased slightly to

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

$189.4 million from $188.4 million for the same period in 2002. However, the tax equivalent yield on those securities dropped 59 basis points, from 5.43% for the three months ended June 30, 2002 to 4.84% for the three months ended June 30, 2003. The average balance on interest bearing deposits decreased $71.6 million to $24.7 million from $96.3 million. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based using a marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2003 and 2002 were $233,000 and $183,000 respectively.

Total interest expense decreased by $869,000, to $5.3 million for the second quarter of 2003 compared to $6.2 million from continuing operations for the same period in 2002. Interest expense on interest bearing deposits decreased by $1.1 million to $3.4 million for the quarter ended June 30, 2003 from $4.5 million for the quarter ended June 30, 2002. This happened despite growth in deposits because of the change in the mix of deposits from higher costing certificates of deposit to checking and money market deposit accounts. The average cost of interest-bearing deposits decreased from 3.11% for the second quarter of 2002 to 2.27% for the second quarter of 2003. Interest expense on FHLB advances increased $205,000 to $1.9 million for the second quarter of 2003 compared to the same period in 2002. The increase is due to the increase of average balances of FHLB advances, which increased to $154.4 million in the second quarter of 2003, up from $131.2 million for the quarter ended June 30, 2002.

Provision for Loan Losses. The provision for loan losses was $353,000 in the second quarter of 2003 compared to $156,000 for the second quarter of 2002. While the quarter over quarter increase is significant, the 2003 second-quarter amount is consistent with recent quarterly experience for the Company. Net charge-offs for the 2003 second quarter were $172,000, compared to $61,000 for the same period in 2002. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. The provision expense exceeds the net charge-offs, in part, because net charge-offs have been low. Also, the portfolio has grown rapidly over the last several years and management believes that as the portfolio becomes more seasoned, charge-offs will likely increase. Overall, management believes the balance of the allowance for loan losses is appropriate.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                                           June 30,       December 31,
                                                                             2003              2002
                                                                       -------------------------------
         Non-accrual loans                                               $     3,273        $    2,525
         Loans over 90 days past due and still accruing                           --                --
                                                                       -------------------------------
         Total non-performing loans                                      $     3,273        $    2,525
         Real estate owned (REO)                                                  63               206
                                                                       -------------------------------
         Total non-performing assets                                     $     3,336        $    2,731
                                                                       ===============================

         Allowance for loans losses as a percentage
           of total loans                                                      1.16%             1.32%
         Allowance for loan losses as a percentage
           of portfolio loans (excludes loans held for sale)                   1.17%             1.34%
         Allowance for loan losses as a percentage
           of non-performing assets                                          242.96%           274.48%
         Allowance for loan losses as a percentage
           of non-performing loans                                           247.63%           296.87%
         Total non-performing assets as a percentage
           of total assets                                                     0.32%             0.31%
         Total non-performing loans as a percentage
           of total loans                                                      0.47%             0.44%

Of the $3.3 million in non-accrual loans, $3.0 million were commercial loans or non-residential real estate loans and $232,000 were residential mortgage loans. The allowance for loan losses at June 30, 2003 was $8.1 million compared to $7.0 million at both June 30, 2002 and $7.5 million at December 31, 2002. For the quarter ended June 30, 2003, First Defiance charged off $257,000 of loans against its allowance and realized recoveries of $85,000 from loans previously charged off. During the same quarter in 2002, First Defiance charged off $128,000 in loans and realized recoveries of $67,000.

In addition to the existing allowance for loan losses, management also evaluated the expected collectibility of the loans acquired as part of the branch acquisition. In conjunction with that evaluation, those balances were discounted by approximately $2.9 million in recording the acquisition to reflect potential credit losses. That $2.9 million discount is in addition to First Federal's $8.1 million allowance for loan losses.

Non-Interest Income. Non-interest income increased $2.6 million in the second quarter of 2003, to $5.3 million for the quarter ended June 30, 2003 from $2.7 million for the same period in 2002. Individual components of non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans increased $2.0 million to $2.5 million for the three months ended June 30, 2003 from $549,000 during the 2002 second- quarter. The increase is due to high mortgage loan origination activity in the low interest rate environment. While the Company exited the mortgage banking business at the national level with the sale of The Leader, the origination and servicing of mortgage loans continues to be a core activity of First Federal in its local market areas.

Gain on Sale of Securities. Gains realized from the sale of investment securities were $288,000 in the second quarter of 2003. There were no securities gains in the second quarter of 2002. The

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

realization of the gains in the investment portfolio was, in part due to a callable agency security purchased at a discount being called prior to the maturity date. When called, the remaining unamortized discount was recognized as gain on sale. In addition, management has taken some gains in an effort to shorten the duration of assets in the investment portfolio to position the Company to benefit from rising rates.

Service Fees. Loan and deposit fees increased $178,000 to $1.1 million for the quarter ended June 30, 2003 from $955,000 for the quarter ended June 30, 2002. Increases occurred primarily in loan servicing fees on mortgage loans serviced for others, debit card interchange fees, and checking non-sufficient funds (NSF) fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $140,000 to $967,000 in the second quarter of 2003 from $827,000 in the same period of 2002. Increases occurred in the property and casualty lines as well as income from the sale of securities and annuities.

Bank Owned Life Insurance. Income from bank owned life insurance was $204,000 in the quarter ended June 30, 2003. The Company made an initial $15 million investment in BOLI during the 2002 fourth quarter.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock and other miscellaneous charges, decreased to $230,000 for the quarter ended June 30, 2003 from $406,000 for the same period in 2002.

Non-Interest Expense. Total non-interest expense increased $1.4 million to $7.7 million for the quarter ended June 30, 2003 from $6.3 million for the same period in 2002. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $482,000 to $4.0 million for the quarter ended June 30, 2003 from $3.5 million for the same period in 2002. The increase was the result of an addition of 13 staff members between June 30, 2002 and June 30, 2003 (excluding the branch acquisition), as well as an additional $58,000 in compensation expense related to the new branches. Compensation and benefits also increased due to cost of living and merit increases for existing employees which averaged approximately 4%, higher level of sales commissions at First Insurance due to higher commission premium income and a $139,000 increase in the estimated cost of First Defiance's self-insured group health insurance plan.

Amortization and Impairment of Mortgage Servicing Rights. Amortization of mortgage servicing rights ("MSR's") totaled $756,000 in the 2003 second quarter compared to $137,000 in the 2002 second quarter, the result of significant refinancing activity in the First Federal loan servicing portfolio. Also, the Company recognized a $366,000 adjustment for impairment in the value of its MSR portfolio during the 2003 second quarter, the result of the decline in the market value of MSRs in the face of falling interest rates and increased prepayment speeds on mortgage loans in general. There was a $168,000 adjustment for impairment recognized in the second quarter of 2002. First Defiance has a total impairment reserve of $1.9 million recorded against an asset with a

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

book value before reserves of $4.1 million at June 30, 2003. That portfolio represents approximately 4,915 loans with unpaid balances of approximately $388 million.

Amortization/Impairment of Goodwill. First Defiance is no longer required to recognize goodwill amortization as an expense but must test for and recognize any impairment in goodwill. There was no goodwill impairment in 2003 or 2002. In conjunction with the branch acquisition, First Defiance recognized a core deposit intangible of $772,000, which is subject to amortization. Amortization expense for 24 days in the 2003 second-quarter was just $8,000.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) increased to $2.6 million for the quarter ended June 30, 2003 from $2.5 million for the same period in 2002.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 30.20% for the quarter ended June 30, 2003 compared to 30.46% for the same period in 2002. The difference between the effective tax rate and the statutory rate is a result of investing approximately $32.6 million in municipal securities, and $15.5 million of bank owned life insurance which are both exempt from federal tax. At June 30, 2002, First Defiance had $26.4 million invested in tax-exempt securities and no investment in bank owned life insurance.

As a result of the above factors, income for the quarter ended June 30, 2003 was $2.9 million compared to income from continuing operations of $1.4 million for the comparable period in 2002. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 2003 were each $0.48 and $.46, respectively, compared to basic and diluted earnings per share from continuing operations of $0.22 and $0.21, respectively, for the quarter ended June 30, 2002.

Discontinued Operations. Discontinued operations for the 2002 second quarter period, which represents primarily the after-tax gain realized from the sale of The Leader, were $7.3 million or $1.09 per share.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

On a consolidated basis, First Defiance had net income of $5.6 million or $0.89 per share for the six months ended June 30, 2003 compared to $11.4 million or $1.71 per share in 2002. The 2002 net income included earnings from discontinued operations of $9.3 million or $1.40 per share. Income from continuing operations for the first six months of 2002 was $2.3 million or $0.34 per share.

Net Interest Income. Net interest income for the six months ended June 30, 2003 was $13.3 million compared to $11.3 million from continuing operations for the same period in 2002. Net interest margin for the 2003 first half was 3.37% compared to 3.43% for the same period in 2002. On a tax equivalent basis, net interest income for the six months ended June 30, 2003 was $14.1 million compared to $12.0 million from continuing operations for the same period in 2002.

Total interest income increased by $2.3 million to $23.9 million for the six months ended June 30, 2003 from $21.6 million from continuing operations for the six months ended June 30, 2002. On a

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

tax equivalent basis, total interest income increased by $2.4 million to $24.8 million for the six months ended June 30, 2003 from $22.4 million for the six months ended June 30, 2002. Interest on loans increased $1.3 million to $19.4 million in the first half of 2003 from $18.1 million in the first half of 2002. The increase in interest from loans was due to a $107.8 million increase in average loan balances between the first half of 2002 and the first half of 2003. Much of the benefit of increased loan volumes has been offset by declining portfolio yields. The yield on First Defiance's loan portfolio declined from 7.26% for the six months ended June 30, 2002 to 6.40% for the same period in 2003 because of falling interest rates over that time period.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, increased $1.1 million to $5.3 million for the six months ended June 30, 2003 compared to $4.2 million for the same period in 2002. The increase is due to the investment of the net proceeds received from the sale of The Leader. The average balance of securities for the 2003 first half increased to $198.0 million from $120.9 million for the same period in 2002. However, the tax equivalent yield on those securities dropped 63 basis points from 5.59% for the six months ended June 30, 2002 to 4.96% for the six months ended June 30, 2003. The average balance on interest-earning deposits decreased $39.2 million to $15.8 million for the period ending June 30, 2003 from $55.0 million for the same period in 2002.

Total interest expense increased by $287,000 to $10.7 million for the first half of 2003 compared to $10.4 million from continuing operations for the same period in 2002. Interest expense on FHLB advances increased $1.9 million to $3.7 million for the first six months of 2003 compared to the same period in 2002. The increase is due primarily to the increase of average balances of FHLB advances. FHLB advances increased $86.0 million to $155.6 million for the six months ended June 30, 2003 from $69.6 million for the six months ended June 30, 2002. The average balance sheet and income statement for 2002 were adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. For 2003, all FHLB advances are included in operations as they were used to fund purchases of investment securities and loan growth. Interest expense on interest-bearing deposits decreased by $1.4 million to $6.9 million for the six months ended June 30, 2003 from $8.4 million for the six months ended June 30, 2002. This happened despite growth in deposits because of the declining interest rate environment and the change in the mix of deposits from higher costing certificates of deposit to checking and money market deposit accounts. The average cost of funds decreased from 3.16% for the six months ended June 30, 2002 to 2.42% for the same period in 2003. The average balances of interest-bearing liabilities increased $121.5 million from $617.0 million in the first half of 2002 to $738.5 million in the first half of 2003.

Provision for Loan Losses. The provision for loan losses was $688,000 for the first half of 2003 compared to $738,000 for the first half of 2002. Despite significant growth in loan balances, net charge-offs for the 2003 first half were only $79,000, compared to $258,000 for the same period in 2002.

Non-Interest Income. Non-interest income increased $4.9 million in the first half of 2003, to $10.1 million for the six months ended June 30, 2003 from $5.2 million for the same period in 2002. Individual components of non-interest income are as follows:

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

Gain on Sale of Loans. Gains realized from the sale of mortgage loans increased $3.2 million to $4.3 million for the six months ended June 30, 2003 from $1.1 million during the first half of 2002.

Gain on Sale of Securities. Gains realized from the sale of investment securities was $919,000 for the six months ended June 30, 2003 compared to a loss of $15,000 in the first half of 2002. The realization of gains in the investment portfolio was part of a strategy by management to shorten the duration of assets in the investment portfolio to position the company to benefit from rising rates and to take advantage of a portion of the gains in the portfolio while they exist. In addition the Company realized securities gains in the second quarter of 2003 due to the early call of an investment security with a significant unamortized discount.

Service Fees. Loan and deposit fees increased $396,000 to $2.1 million for the six months ended June 30, 2003 from $1.8 million for the six months ended June 30, 2002. Increases occurred primarily in loan servicing fees on mortgage loans serviced for others, debit card interchange fees, and checking NSF fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $183,000 to $1.9 million in the first half of 2003 from $1.7 million in the same period of 2002. Increases occurred in the property and casualty lines as well as income from the sale of securities and annuities.

Bank Owned Life Insurance. Income from bank owned life insurance was $405,000 for the six months ended June 30, 2003. The Company made an initial $15 million investment in BOLI during the 2002 fourth quarter.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock and other miscellaneous charges, decreased to $446,000 for the six months ended June 30, 2003 from $639,000 for the same period in 2002.

Non-Interest Expense. Total non-interest expense increased $2.4 million to $14.7 million for the six months ended June 30, 2003 from $12.3 million for the same period in 2002. Significant individual components of the increase are as follows:

Amortization and Impairment of Mortgage Servicing Rights. Amortization of MSRs totaled $1.3 million in the first half of 2003 compared to $265,000 in the 2002 first half, the result of significant refinancing activity in the First Federal loan servicing portfolio. Also, the Company recognized a $606,000 adjustment for impairment in the value of its MSR portfolio during the first six months of 2003. This is the result of the decline in the market value of its MSRs in the face of falling interest rates and increased prepayment speeds on mortgage loans in general. There was a $264,000 adjustment for impairment recognized in the first half of 2002.

Compensation and Benefits. Compensation and benefits increased $886,000 to $7.7 million for the six months ended June 30, 2003 from $6.8 million for the same period in 2002.

Amortization/Impairment of Goodwill. First Defiance is no longer required to recognize goodwill amortization as an expense but must test for and recognize any impairment in goodwill. There was

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

no goodwill impairment in 2003. During the first half of 2002, management evaluated goodwill recorded at First Insurance for the purpose of measuring impairment and determined that such goodwill was impaired by $238,000 ($194,000 or $0.03 per share after tax) as of January 1, 2002. As permitted, this amount is reflected in the income statement as the cumulative effect of a change in accounting principle. In addition to the $238,000 of impaired goodwill, First Defiance paid additional consideration of $200,000 to settle a contingent payout clause under its agreement to acquire First Insurance. The impairment of the goodwill created by that settlement was recorded as an operating expense during the 2002 first half. Such impairment totaled $200,000 in the first half of 2002.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) increased to $5.1 million for the six months ended June 30, 2003 from $4.8 million for the six months ended June 30, 2002.

The effective federal income tax rate for the six months ended June 30, 2003 was 30.0% compared to 32.6% for the six months ended June 30, 2002.

As a result of the above factors, income for the six months ended June 30, 2003 was $5.6 million compared to income from continuing operations of $2.3 million for the comparable period in 2002. On a per share basis, basic and diluted earnings per share for the six months ended June 30, 2003 were each $0.93 and $0.89 respectively, compared to basic and diluted earnings per share from continuing operations of $0.35 and $0.34, respectively, for the six months ended June 30, 2002.

Discontinued Operations. Discontinued operations for the 2002 first half, which represents net income earned by The Leader's operations plus the $7.3 million net gain from the sale of The Leader, were $9.3 million or $1.40 per share.

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $12.7 million of cash from operating activities during the second quarter of 2003. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At June 30, 2003, First Defiance had $72.2 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $108.5 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $36.6 million of loans held-for-sale. Also

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

as of June 30, 2003, the total amount of certificates of deposit that are scheduled to mature by June 30, 2004 is $300.3 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. Securities totaling $2.2 million do not pass the FFIEC high risk security test as of June 30, 2003, which is an indicator related to the underlying interest rate risk of those securities. The weighted average life of these securities exceeds the test limits in an instantaneous rate increase scenario of 200 and 300 basis points. The company feels that at this time the return being realized is worth this risk. The remaining $16.4 million of these securities are not classified as high risk at June 30, 2003 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2003.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                                                         Core Capital                  Risk-Based Capital
                                                                         ------------                  ------------------
                                                                Adequately           Well          Adequately            Well
                                                                Capitalized       Capitalized      Capitalized        Capitalized
                                                                -----------       -----------      -----------        -----------
      Regulatory capital                                         $  87,367         $  87,367         $  95,367         $  95,367
      Minimum required regulatory capital                           40,642            50,802            57,958            72,448
                                                                 ---------         ---------         ---------         ---------
      Excess regulatory capital                                  $  46,725         $  36,565         $  37,409         $  22,919
                                                                 =========         =========         =========         =========

      Regulatory capital as a percentage of assets (1)                 8.6%              8.6%             13.2%             13.2%
      Minimum capital required as a percentage of assets               4.0%              5.0%              8.0%             10.0%
                                                                 ---------         ---------         ---------         ---------
      Excess regulatory capital as a percentage of assets              4.6%              3.6%              5.2%              3.2%
                                                                 =========         =========         =========         =========

(1) Core capital is computed as a percentage of adjusted total assets of $1,016.0 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $724.5 million.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using June 2003 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

Item 4. Controls and Procedures

As of June 30, 2003, we performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which the Form 10-Q was being prepared. During the period covered by this Form 10-Q, there have been no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, these internal controls.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 31.1 -    Certification of the Chief Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 -    Certification of the Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 -    Certification of the Chief Executive Officer Pursuant to
                        18 U.S.C. Section 1350, As Adopted Pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 -    Certification of the Chief Financial Officer Pursuant to
                        18 U.S.C. Section 1350, As Adopted Pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on July 18, 2003 which included a copy of a press release announcing the Board of Directors approval to repurchase 5% of the outstanding shares of the Company over a 12 month period.

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on July 22, 2003 which included a copy of the Company's earnings release for the quarter ended June 30, 2003.

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

                                           First Defiance Financial Corp.
                                           (Registrant)


Date: August 14, 2003                      By: /s/ William J. Small
                                               ---------------------------------
                                               William J. Small
                                               Chairman, President and
                                               Chief Executive Officer


Date: August 14, 2003                      By: /s/ John C. Wahl
                                               ---------------------------------
                                               John C. Wahl
                                               Senior Vice President, Chief
                                               Financial Officer and
                                               Treasurer