Form 10-Q
period 2003-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2003-11-12
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2003

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________to__________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,306,990 shares outstanding at November 4, 2003

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.-FINANCIAL INFORMATION

 Item 1.  Consolidated Condensed Financial Statements (Unaudited):

          Consolidated Condensed Statements of Financial
          Condition - September 30, 2003 and December 31, 2002            2

          Consolidated Condensed Statements of Income -
          Three and nine months ended September 30, 2003 and 2002         4

          Consolidated Condensed Statement of Changes in Stockholders'
          Equity - Nine months ended September 30, 2003                   5

          Consolidated Condensed Statements of Cash Flows
          - Nine months ended September 30, 2003 and 2002                 7

          Notes to Consolidated Condensed Financial Statements            9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            21

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                    35

Item 4.   Controls and Procedures                                        35

PART II.-OTHER INFORMATION:

 Item 1.  Legal Proceedings                                              36

 Item 2.  Changes in Securities                                          36

 Item 3.  Defaults upon Senior Securities                                36

 Item 4.  Submission of Matters to a Vote of Security Holders            36

 Item 5.  Other Information                                              36

 Item 6.  Exhibits and Reports on Form 8-K                               36

          Signatures                                                     38

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------


                                                         September 30, 2003    December 31, 2002
                                                         ------------------    -----------------
Assets

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                              $   20,153            $ 17,263
     Interest-bearing deposits                                    25,322              11,395
                                                              ----------            --------
                                                                  45,475              28,658
Securities:
     Available-for-sale, carried at fair value                   175,018             209,604
     Held-to-maturity, carried at amortized cost
         (approximate fair value $3,127 and $4,129
         at September 30, 2003 and December 31,
         2002 respectively)                                        2,953               3,921
                                                              ----------            --------
                                                                 177,971             213,525
Loans held for sale                                               11,594              15,336
Loans receivable, net                                            710,300             561,041
Accrued interest receivable                                        5,038               4,533
Federal Home Loan Bank stock and other
     interest-earning assets                                      17,589              18,302
Bank owned life insurance                                         15,760              15,144
Office properties and equipment                                   23,104              19,958
Real estate and other assets held for sale                           324                 206
Goodwill                                                          20,548               3,636
Mortgage servicing rights                                          3,041               2,090
Other assets                                                       2,198               1,816
                                                              ----------            --------

Total assets                                                  $1,032,942            $884,245
                                                              ==========            ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                       September 30, 2003      December 31, 2002
                                                                       ------------------      -----------------
Liabilities and stockholders' equity
Liabilities:
   Non-interest-bearing deposits                                           $    52,190             $  43,936
   Interest-bearing deposits                                                   683,217               555,637
                                                                           -----------             ---------
   Total deposits                                                              735,407               599,573

   Advances from Federal Home Loan Bank                                        153,967               149,096
   Short-term borrowings and other interest-bearing liabilities                  9,726                 4,308
   Advance payments by borrowers for taxes and insurance                           153                   316
   Deferred taxes                                                                1,957                 2,299
   Other liabilities                                                             8,553                 8,543
                                                                           -----------             ---------
Total liabilities                                                              909,763               764,135

Stockholders' equity:
   Preferred stock, no par value per share:
     5,000 shares authorized; no shares
     issued                                                                         --                    --
   Common stock, $.01 par value per share:
     20,000 shares authorized; 6,295
      and 6,412 shares outstanding, respectively                                    63                    64
   Additional paid-in capital                                                   50,367                50,702
   Stock acquired by ESOP                                                       (1,962)               (2,387)
   Deferred compensation                                                           (16)                  (30)
   Accumulated other comprehensive income,
     net of income taxes of $2,864
     and $3,477, respectively                                                    5,322                 6,455
   Retained earnings                                                            69,405                65,306
                                                                           -----------             ---------
Total stockholders' equity                                                     123,179               120,110
                                                                           -----------             ---------

Total liabilities and stockholders' equity                                 $ 1,032,942             $ 884,245
                                                                           ===========             =========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

--------------------------------------------------------------------------------


                                                                              Three Months ended           Nine Months ended
                                                                                 September 30,               September 30,
                                                                              2003          2002          2003           2002
                                                                              ----          ----          ----           ----
Interest Income
Loans                                                                       $ 10,934       $ 9,281      $ 30,246       $ 27,322
Investment securities                                                          1,987         2,728         6,519          5,903
Interest-bearing deposits                                                        107           192           216            619
                                                                            --------       -------      --------       --------
Total interest income                                                         13,028        12,201        36,981         33,844
Interest Expense
Deposits                                                                       3,330         4,227        10,275         12,616
FHLB advances and other                                                        1,868         1,702         5,553          3,476
                                                                            --------       -------      --------       --------
Total interest expense                                                         5,198         5,952        15,875         16,342
                                                                            --------       -------      --------       --------
Net interest income                                                            7,830         6,249        21,106         17,502
Provision for loan losses                                                        497           386         1,185          1,124
                                                                            --------       -------      --------       --------
Net interest income after provision for loan losses                            7,333         5,863        19,921         16,378
Non-interest Income
Service fees and other charges                                                 1,204           968         3,353          2,721
Insurance commission income                                                      924           810         2,817          2,520
Dividends on stock and other interest income                                     176           234           518            700
Gain on sale of loans                                                          2,274         1,179         6,590          2,254
Gain on sale of securities                                                        --            36           919             21
Trust income                                                                      46            32           116             86
Income from Bank Owned Life Insurance                                            211            --           616             --
Other non-interest income                                                          4            12            23            131
                                                                            --------       -------      --------       --------
Total non-interest income                                                      4,839         3,271        14,952          8,433
Non-interest Expense
Compensation and benefits                                                      4,281         3,630        11,965         10,428
Occupancy                                                                        758           671         2,227          2,084
SAIF deposit insurance premiums                                                   30            32            85             97
State franchise tax                                                              272           351           838            996
Data processing                                                                  498           362         1,357          1,053
Amortization of mortgage servicing rights                                        546           512         1,825            777
Impairment (recovery) of mortgage servicing rights                              (987)          521          (381)           785
Amortization and impairment of goodwill and other intangibles                     31            --            39            200
Other non-interest expense                                                     1,347         1,105         3,537          3,069
                                                                            --------       -------      --------       --------
Total non-interest expense                                                     6,776         7,184        21,492         19,489
                                                                            --------       -------      --------       --------
Income from continuing operations before income taxes                          5,396         1,950        13,381          5,322
Federal income taxes                                                           1,715           568         4,118          1,667
                                                                            --------       -------      --------       --------
Income from continuing operations                                              3,681         1,382         9,263          3,655
Discontinued operations, net of tax                                               --            --            --          9,347
                                                                            --------       -------      --------       --------
Income before cumulative effect of a change in accounting principle            3,681         1,382         9,263         13,002
Cumulative effect of change in method of accounting for goodwill,
      net of tax                                                                  --            --            --           (194)
                                                                            --------       -------      --------       --------
Net income                                                                  $  3,681       $ 1,382      $  9,263       $ 12,808
                                                                            ========       =======      ========       ========

Earnings per share (Note 5)
Basic:
      From continuing operations                                            $   0.61       $  0.22      $   1.54       $   0.57
      Discontinued operations, net of tax                                         --            --            --           1.46
      Cumulative effect of change in method of accounting for goodwill            --            --            --          (0.03)
                                                                            --------       -------      --------       --------
      Net income                                                            $   0.61       $   .22      $   1.54       $   1.78
                                                                            ========       =======      ========       ========
Diluted:
      From continuing operations                                            $   0.58       $  0.21      $   1.47       $   0.55
      Discontinued operations, net of tax                                         --            --            --           1.40
      Cumulative effect of change in method of accounting for goodwill            --            --            --          (0.03)
                                                                            --------       -------      --------       --------
      Net income                                                            $   0.58       $   .21      $   1.47       $   1.92
                                                                            ========       =======      ========       ========
Dividends declared per share (Note 4)                                       $   0.15       $  0.13      $   0.45       $   0.39
                                                                            ========       =======      ========       ========
Average shares outstanding (Note 5)
  Basic                                                                        6,002         6,400         6,033          6,416
                                                                            ========       =======      ========       ========
  Diluted                                                                      6,293         6,652         6,296          6,665
                                                                            ========       =======      ========       ========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------


                                                                           2003
                                                    --------------------------------------------------------------
                                                                                                 Stock Acquired By
                                                                                                 -----------------
                                                                        Additional                      Management
                                                       Common             Paid-in                      Recognition
                                                        Stock             Capital           ESOP          Plan
                                                        -----             -------           ----          ----
Balance at January 1                                      $ 64             $50,702        $(2,387)         $ (30)

Comprehensive income:
     Net income
     Change in unrealized gains
         net of income taxes of  $613
Total comprehensive income

ESOP shares released                                                           514            425

Amortization of deferred compensation
    of Management Recognition Plan                                                                            14

Shares issued under stock option plan                        1               1,036

Purchase of common stock for
    treasury                                                (2)             (1,885)

Dividends declared (Note 5)
                                                    --------------------------------------------------------------

Balance at September 30                                   $ 63             $50,367        $(1,962)         $ (16)
                                                    ==============================================================

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------


                                                                     2003                                 2002
                                             ---------------------------------------------------        -------
                                               Net Unrealized
                                              gains (losses) on                        Total             Total
                                               available-for-        Retained      Stockholders'     Stockholder's
                                               sale securities       Earnings         Equity            Equity
                                               ---------------       --------         ------            ------
Balance at January 1                                 $6,455           $65,306         $120,110        $  111,021

Comprehensive income:
     Net income                                                         9,263            9,263            11,426
     Change in unrealized gains (losses)
          net of income taxes of  $613               (1,133)                            (1,133)            2,411
                                                                                      --------        ----------
Total comprehensive income                                                               8,130            13,837

ESOP shares released                                                                       939               561

Amortization of deferred compensation
    of Management Recognition Plan                                                          14                26

Shares issued under stock option plan                                                    1,037               677

Purchase of common stock for
    treasury                                                           (2,449)          (4,336)           (2,239)

Dividends declared (Note 5)                                            (2,715)          (2,715)           (1,695)
                                                     -----------------------------------------        ----------

Balance at September 30                              $5,322           $69,405         $123,179        $  122,188
                                                     =========================================        ==========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------


                                                                        Nine Months
                                                                     Ended September 30,
                                                                    2003            2002
                                                                 -------------------------
Operating Activities
Net income                                                       $   9,263       $  12,808
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                       1,185           1,124
     Provision for depreciation                                      1,218           1,176
     Net securities amortization                                       721             496
     Amortization of mortgage servicing rights                       1,825             777
     Net impairment of mortgage servicing rights                      (381)            785
     Amortization of core deposit intangible                            39              --
     Net impairment of goodwill                                         --             438
     Gain on sale of loans                                          (6,590)         (2,254)
     Gain on sale of discontinued operations                            --         (16,912)
     Amortization of Management Recognition Plan
         deferred compensation                                          14              39
     Release of ESOP Shares                                            939             784
     Gains on sales of securities                                     (919)            (21)
     Deferred federal income tax (credit)                              269            (313)
     Proceeds from sale of loans                                   268,773         107,092
     Origination of mortgage servicing rights, net                  (2,395)         (1,421)
     Origination of loans held for sale                           (258,441)       (113,086)
     Increase in interest receivable and other assets               (1,060)         (5,411)
     Increase in other liabilities                                    (657)            361
     Decrease in assets held for sale                                   --           6,304
     Decrease in liabilities held for sale                              --          (6,292)
     Increase in assets of discontinued operations                      --          (5,418)
     Decrease in liabilities of discontinued operations                 --         (35,166)
                                                                 ---------       ---------
Net cash provided by operating activities                           13,803         (54,110)

Investing Activities
Proceeds from maturities of held-to-maturity securities                951           1,197
Proceeds from maturities of available-for-sale securities           59,844          18,313
Proceeds from sale of available-for-sale securities                  9,958           2,459
Proceeds from sales of real estate and
   other assets held for sale                                          317             439
Proceeds from sale of discontinued operations                        1,228         367,921
Purchases of available-for-sale securities                         (36,745)       (172,674)
Purchases of Federal Home Loan Bank stock                             (515)           (576)
Purchases of office properties and equipment                        (2,337)         (1,421)
Acquisition of Banking Center Offices (Note 10)                     70,132              --
Net (increase) decrease in loans receivable                        (71,786)        (39,946)
                                                                 ---------       ---------
Net cash provided by investing activities                           31,047         175,712

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)


--------------------------------------------------------------------------------

                                                                   Nine Months Ended
                                                                      September 30,
                                                                  2003            2002
                                                                --------       ---------
Financing Activities
Net decrease in deposits                                         (31,010)        (24,220)
Repayment of Federal Home Loan Bank long-term advances            (1,129)        (25,118)
Repayment of term notes payable                                      (10)            (29)
Net decrease in Federal Home Loan Bank short-term advances        (3,000)        (40,000)
Net decrease in short-term line of credit                             --         (18,250)
Proceeds from Federal Home Loan Bank long term advances            9,000              --
Increase in securities sold under repurchase agreements            4,130             779
Purchase of common stock for treasury                             (4,336)         (3,727)
Cash dividends paid                                               (2,715)         (2,530)
Proceeds from exercise of stock options                            1,037             763
                                                                --------       ---------
Net cash used in financing activities                            (28,033)       (112,332)
                                                                --------       ---------

Increase in cash and cash equivalents                             16,817           9,270
Cash and cash equivalents at beginning of period                  28,658          38,100
                                                                --------       ---------
Cash and cash equivalents at end of period                      $ 45,475       $  47,370
                                                                ========       =========

Supplemental cash flow information:
Interest paid                                                   $ 15,363       $  16,889
                                                                ========       =========
Income taxes paid                                               $  3,868       $   9,451
                                                                ========       =========
Transfers from loans to real estate
     and other assets held for sale                             $    435       $     674
                                                                ========       =========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities              $   (613)      $  (3,110)
                                                                ========       =========
Noncash investing activities:
Increase (decrease) in net unrealized gain or loss on
     available-for-sale securities                              $ (1,744)      $   8,840
                                                                ========       =========
Noncash financing activities:
Cash dividends declared but not paid                            $    901       $     835
                                                                ========       =========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


1.    Principles of Consolidation

      The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company"), its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance"), and, prior to April 1, 2002, First Federal's wholly owned mortgage banking company, The Leader Mortgage Company, LLC ("The Leader"). Operations of The Leader were sold to US Bancorp in a transaction that was completed on April 1, 2002. In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Basis of Presentation

      The consolidated condensed statement of financial condition at December 31, 2002 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

      The accompanying consolidated condensed financial statements as of September 30, 2003 and for the three and nine-month periods ending September 30, 2003 and 2002 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. For the purposes of these statements, operations of The Leader are presented as results of discontinued operations. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2002 Annual Report on Form 10-K for the year ended December 31, 2002. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

      Stock Compensation

      At September 30, 2003, the Company had three stock-based compensation plans, which are more fully described in Note 18 in the financial statements included in First Defiance's 2002 Annual Report on Form 10-K. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


      2.    Basis of Presentation (continued)

      Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation and has been determined as if First Defiance had accounted for its employee stock options under the fair value method of that Statement. Under the fair-value based method, compensation cost is measured at the grant date based upon the value of the award and recognized over the service period. For purposes of the pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period.

      The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                           September 30,
                                                                     2003                 2002
                                                                  --------------------------------
    Risk free interest rate                                         5.66%                5.74%
    Dividend yield                                                  2.97%                2.93%
    Volatility factors of expected market price
       of stock                                                     0.267%               0.269%
    Weighted average expected life                                  8.70 years           8.62 years
    Weighted average grant date fair value
       of options granted                                           $3.52                $3.44

      Based on the above assumptions, pro forma net income and earnings per share are computed as follows (in thousands, except per share amounts):

                                                  Three months ended          Nine months ended
                                                     September 30,               September 30,
                                                  2003          2002          2003          2002
                                                -------------------------------------------------
      Income from continuing operations         $ 3,681       $ 1,382       $ 9,263       $ 3,655
      Stock-based compensation using the
       fair value method, net of tax                (43)          (51)         (144)         (151)
                                                -------------------------------------------------
      Pro forma net income from continuing
       operations                               $ 3,638       $ 1,331       $ 9,119       $ 3,504
                                                =================================================
      Pro forma earnings per share:
        Basic                                   $  0.61       $  0.21       $  1.51       $  0.55
                                                =================================================
        Diluted                                 $  0.58       $  0.20       $  1.45       $  0.53
                                                =================================================

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


2.    Basis of Presentation (continued)

      Accounting Pronouncements adopted in 2003

      Asset Retirement Obligations

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset.

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

      The Company has adopted SFAS No. 146 prospectively as of January 1, 2003 and it did not have a material impact on the Company's results of operations, financial position, or liquidity.

      Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

      On November 25, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


2.    Basis of Presentation (continued)

      FIN No. 45, significantly changes current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in FIN No. 45 is to be recognized and initially measured at fair value, which will be a change from prior practice. In addition, guarantors must make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from prior general practice.

      FIN No. 45's disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

      The Company has included FIN No. 45's required disclosures in Note 7. FIN No. 45 recognition and measurement provisions did not have a material impact on the Company's results of operations, financial position or liquidity once adopted by the Company on January 1, 2003.

      Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities". The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected loss and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation initially became effective upon issuance, however, in October 2003, the FAST issued an interpretation that defers the effective date of FIN No. 46 for VIEs held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN No. 46 in the period that ends on or after December 31, 2003. As of September 30, 2003, the Company was not party to any VIEs. The Company continues to assess the impact, if any, the interpretation will have on results of operations, financial position, or liquidity, as it applies to other areas within the Company.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


2.    Basis of Presentation (continued)

      Accounting Pronouncement Adopted in 2002

      On January 1, 2002, First Defiance adopted SFAS No. 142, Goodwill and Other Intangible Assets. As required by FAS No. 142, goodwill is no longer amortized into the income statement over an estimated life but rather is tested at least annually for impairment based on specific guidance included in FAS No. 142. Based on an impairment test performed as of January 1, 2002, the Company determined that a portion of previously recorded goodwill related to its First Insurance business unit was impaired. The amount of impairment as of January 1, 2002, which was $238,000 or $194,000 after tax, is reflected in the financial statements as an adjustment for the cumulative effect of an accounting change. During the quarter ended March 31, 2002, management reached a settlement with the former shareholders of one of the agencies acquired to form First Insurance related to an earn-out provision of the original purchase agreement. The payment of $200,000 was recorded as additional goodwill for First Insurance and was considered impaired. This $200,000 impairment adjustment is reported as an operating cost by First Defiance in the 2002 first quarter. Since the first quarter of 2002, no further amount of goodwill has been deemed to be impaired. The balance of goodwill recorded at First Insurance totals $3.7 million at September 30, 2003. The balance of goodwill, acquired as part of the 2003 branch acquisition (see Note
      10), at First Federal totals $16.8 million at September 30, 2003.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


3.    Discontinued Operations

      On April 1, 2002, First Defiance completed the sale of The Leader to US Bancorp. Discontinued operations as reported for the nine months ended September 30, 2002 include the operating results of The Leader for that period. Net interest income is allocated to discontinued operations in accordance with Emerging Issues Task Force (EITF) 87-24, based on interest earned by First Federal on intercompany loans to The Leader less interest expense, primarily interest on brokered certificates of deposit and a portion of FHLB advances utilized to fund those intercompany loans. For the first nine months of 2002, First Federal had a negative spread in its borrowing relationship with The Leader. The components of discontinued operations for the nine-month period ended September 30, 2002 are as follows (in thousands):

                                                                               Nine months ended
                                                                              September 30, 2002
                                                                              ------------------
                  Operations of The Leader                                     $         4,316
                  Net interest expense allocated to discontinued
                   operations                                                           (1,250)
                  Gain from sale of The Leader                                          16,959
                  Cost to terminate financing and other expenses
                   associated with discontinued operations                                (465)
                                                                               ---------------
                  Income from discontinued operations
                   before income taxes                                                  19,560
                  Income tax on discontinued operations                                 10,213
                                                                               ---------------
                  Income from discontinued operations                          $         9,347
                                                                               ===============

4.    Dividends on Common Stock

      As of September 30, 2003, First Defiance had declared a quarterly cash dividend of $.15 per share for the third quarter of 2003, payable October 24, 2003.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


5.    Earnings Per Share

      Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine-month periods ended September 30, 2003 and 2002. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and nine-months ended September 30, 2003 and 2002, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

      The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                                Three Months Ended        Nine Months Ended
                                                                   September 30             September 30
                                                                  2003        2002        2003        2002
                                                                 ------------------------------------------
      Numerator for basic and diluted earnings per share -
         income from continuing operations                       $3,681      $1,382      $9,263      $3,655
      Denominator:
         Denominator for basic earnings per share -
         weighted average shares                                  6,002       6,400       6,033       6,389
         Effect of dilutive securities:
             Employee stock options                                 288         242         256         154
             Unvested management recognition plan stock               3          10           7          38
                                                                 ------------------------------------------
         Dilutive potential common shares                           291         252         263         192
                                                                 ------------------------------------------
         Denominator for diluted earnings per share -
          adjusted weighted average shares and assumed
          conversions                                             6,293       6,652       6,296       6,581
                                                                 ==========================================
      Basic earnings per share from continuing operations        $ 0.61      $ 0.22      $ 1.54      $ 0.57
                                                                 ==========================================
      Diluted earnings per share from continuing operations      $ 0.58      $ 0.21      $ 1.47      $ 0.55
                                                                 ==========================================

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


6.    Investment Securities

      The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

                                                                     September 30, 2003
                                                        ----------------------------------------------
                                                                       Gross      Gross
                                                        Amortized   Unrealized  Unrealized
                                                           Cost        Gains      Losses    Fair Value
                                                        ----------------------------------------------
      Available-for-Sale Securities:
           U.S. Treasury securities and obligations
             of U.S. Government corporations and
             agencies                                    $ 70,934      $5,019      $  6      $ 75,947
           Corporate bonds                                 16,491       1,283        --        17,774
           Adjustable rate mortgage-backed security
             mutual funds                                   2,109          --        61         2,048
           Mortgage-backed securities                      21,055         216         6        21,265
           Collateralized mortgage obligations              7,647          83         2         7,728
           REMICs                                           9,618          45        15         9,648
           Trust preferred stock                            7,238         111         3         7,346
           Equity securities                                   69           4        --            73
           Obligations of state and political
             subdivisions                                  31,669       1,573        53        33,189
                                                         --------------------------------------------
           Totals                                        $166,830      $8,334      $146      $175,018
                                                         ============================================

      Held-to-Maturity Securities:
           FHLMC certificates                            $    676      $   25      $  1      $    700
           FNMA certificates                                1,245          18         6         1,257
           GNMA certificates                                  442          13        --           455
           Obligations of state and political
             subdivisions                                     590         125        --           715
                                                         --------------------------------------------
           Totals                                        $  2,953      $  181      $  7      $  3,127
                                                         ============================================

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


6.    Investment Securities (continued)

                                                                         December 31, 2002
                                                          -----------------------------------------------
                                                                          Gross      Gross
                                                          Amortized    Unrealized  Unrealized
                                                             Cost         Gains      Losses    Fair Value
                                                          -----------------------------------------------
      Available-for-Sale Securities:
           U.S. Treasury securities and obligations
             of U.S. Government corporations and
             agencies                                      $ 95,462      $ 6,373      $  2      $101,833
           Corporate bonds                                   25,720        1,733        --        27,453
           Adjustable rate mortgage-backed security
             mutual funds                                     2,109           --        54         2,055
           Adjustable rate mortgage-backed securities        15,169          269        --        15,438
           REMICs                                            12,636          232        --        12,868
           Collateralized mortgage obligations               11,380          201        42        11,539
           Trust preferred stock                              7,238           53        55         7,236
           Equity securities                                     69           --         2            67
           Obligations of state and political
             subdivisions                                    29,890        1,283        58        31,115
                                                           ---------------------------------------------
           Totals                                          $199,673      $10,144      $213      $209,604
                                                           =============================================

      Held-to-Maturity Securities:
           FHLMC certificates                              $  1,004      $    32      $  3      $  1,033
           FNMA certificates                                  1,691           29         6         1,714
           GNMA certificates                                    636           25        --           661
           Obligations of state and political
             subdivisions                                       590          131        --           721
                                                           ---------------------------------------------
           Totals                                          $  3,921      $   217      $  9      $  4,129
                                                           =============================================

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


7.    Commitments, Guarantees and Contingent Liabilities

      Loan commitments are made to accommodate the financial needs of First Defiance's customers; however, there are no long-term, fixed-rate loan commitments that result in market risk. Standby letters of credit obligate the Company to pay a third party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual non-financial obligation. Standby letters of credit are issued to address customers' financing needs and to facilitate customers' trade transactions. In accordance with FASB Interpretation No. 45, "Guarantor's Guarantees of Indebtedness of Others," certain guarantees issued or modified on or after January 1, 2003, require the recognition of a liability on First Defiance's balance sheet for the "stand ready" obligation with such guarantees.

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

      The Company's maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

                                               September 30,    December 31,
                                                   2003             2002
                                               -----------------------------
                                                      (In Thousands)
      Commercial                                 $ 98,414         $103,984
      Real Estate                                  10,826           17,537
      Consumer                                     54,026           41,555
      Standby Letters of Credit                     4,490            2,997
                                                 --------         --------
      Total                                      $180,679         $166,073
                                                 ========         ========

      The remaining weighted average life for outstanding standby letters of credit was less than one year at September 30, 2003. The Company had no standby letters of credit with a life longer than one year.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


8.   Loans

      Loans receivable and held for sale consist of the following (in thousands):

                                                             September 30,  December 31
                                                                 2003          2002
                                                             --------------------------
      Real Estate:
             One-to-four family residential                    $165,914      $157,691
             Construction                                        16,457        15,357
             Non-residential and multi-family                   321,602       227,754
                                                               ----------------------
                                                                503,973       400,802
      Other Loans:
             Commercial                                         130,001       104,070
             Consumer finance                                    40,532        37,579
             Home equity and improvement                         63,853        49,889
                                                               ----------------------
                                                                234,386       191,538
                                                               ----------------------
      Total real estate and other loans                         738,359       592,340
      Deduct:
             Loans in process                                     6,713         7,255
             Net deferred loan origination fees and costs         1,175         1,212
             Allowance for loan loss                              8,577         7,496
                                                               ----------------------
             Totals                                            $721,894      $576,377
                                                               ======================

      Changes in the allowance for loan losses were as follows (in $000s):

                                                                 Three Months ended           Nine Months ended
                                                                     September 30                September 30
                                                                  2003          2002          2003          2002
                                                                 ------------------------------------------------
      Balance at beginning of period                             $8,106        $7,028        $7,496        $6,548
      Provision for loan losses                                     497           386         1,185         1,124
      Charge-offs:
             One-to-four family residential real estate              --            18            18            82
             Non-residential and multi-family real estate            --           110           162           184
             Commercial                                              52            20           115            20
             Consumer finance                                        45            64           133           304
                                                                 ------------------------------------------------
      Total charge-offs                                              97           212           428           590
      Recoveries                                                     71            54           324           174
                                                                 ------------------------------------------------
      Net charge-offs                                                26           158           104           416
                                                                 ------------------------------------------------
      Ending allowance                                           $8,577        $7,256        $8,577        $7,256
                                                                 ================================================

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2003 and 2002)

--------------------------------------------------------------------------------


9.    Deposits

      A summary of deposit balances is as follows (in thousands):

                                                  September 30,   December 31,
                                                       2003           2002
                                                  ----------------------------
      Non-interest-bearing checking accounts        $ 52,190        $ 43,936
      Interest-bearing checking accounts              63,966          41,318
      Savings accounts                                51,532          39,363
      Money market demand accounts                   151,675         129,036
      Certificates of deposit                        416,044         345,920
                                                    ------------------------
                                                    $735,407        $599,573
                                                    ========================

10.   Banking Center Acquisition

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

Effective April 1, 2002, The Leader Mortgage Company, LLC ("The Leader"), a mortgage banking subsidiary of First Federal, was sold to US Bancorp. The operating results the Leader and the associated gains from the sale are reported as discontinued operations for the nine month period ended September 30, 2002.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $3.1 million at September 30, 2003. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $175.0 million at September 30, 2003. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($75.9 million), corporate bonds ($17.8 million), certain municipal obligations ($33.2 million), CMOs and REMICs ($17.4 million), mortgage backed securities ($21.3 million), preferred stock and other equity investments ($7.4 million) and adjustable-rate mortgage backed security mutual funds ($2.0 million). In accordance with SFAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $8.2 million at September 30, 2003, or $6.4 million after considering the related deferred tax liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes deposit and loan servicing fees, gains on sales of mortgage loans, and insurance commissions. First Defiance's earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, amortization and impairment of mortgage servicing rights and miscellaneous other expenses, as well as federal income tax expense.

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

Banking Center Acquisition

On June 6, 2003, First Defiance completed the acquisition of three banking centers from RFC Banking Company, a subsidiary of Rurban Financial Corp. The banking centers are located in Findlay, Ottawa, and McComb, Ohio. Under the terms of the purchase and assumption agreement, First Defiance paid a purchase price equal to 10.5% of all non-brokered deposit accounts plus an agreed upon amount for all furnishings and equipment of those branches. In addition, First Defiance acquired certain loans of those banking centers. As a result of the acquisition, First Defiance acquired deposits of $166.7 million, including $32.8 million of brokered certificates of deposit, net loans of $79.1 million, and premises, furnishings and equipment of $2.0 million. In addition, First Defiance also recorded intangible assets resulting from the acquisition of $16.9 million, including goodwill of $16.1 million and core deposit intangibles of $772,000. The core deposit intangible will be amortized over approximately 10 years.

Changes in Financial Condition

At September 30, 2003, First Defiance's total assets, deposits and stockholders' equity amounted to $1.03 billion, $735.4 million and $123.2 million, respectively, compared to $884.2 million, $599.6 million and $120.1 million, respectively, at December 31, 2002.

Net loans receivable increased to $710.3 million at September 30, 2003 from $561.0 million at December 31, 2002 due in part to the $79.1 of loans acquired as part of the RFC banking center acquisition. The increase in loans receivable occurred primarily in non-residential and multi-family real estate loans, which increased by $93.8 million to $321.6 million at September 30, 2003. In addition, commercial loans increased by $25.9 million to $130.0 million at September 30, 2003. Also, home equity and improvement loans, increased by $14.0 million to $63.9 at September 30, 2003. One-to-four family residential loans increased by $8.2 million to $165.9 million at September 30, 2003 because of residential mortgage loans that were acquired as part of the banking center

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

acquisition. Without the acquisition, residential mortgage loans declined because of the substantial refinancing activity, most of which is sold into the secondary market. Also, consumer loans increased by $3.0 million to $40.5 million at September 30, 2003.

The investment securities portfolio decreased to $178.0 million at September 30, 2003 from $213.5 million at December 31, 2002. The decrease in the balance in the investment portfolio is the result of redeploying funds from securities as they mature or get called to fund loan growth and to fund the run-off of brokered certificates of deposit. At September 30, 2003 there were approximately $25.3 million of interest-bearing deposits held at other financial institutions. These funds, which resulted from acquiring more deposits in the banking center acquisition than loans, will be redeployed into loans, higher earning investments as interest rates rise, or will be used to liquidate $38.3 million of brokered CDs, $20.5 million of which are scheduled to mature over the next 12 months which management does not currently intend to renew.

Deposits increased from $599.6 million at December 31, 2002 to $735.4 million as of September 30, 2003. As a result of the banking center acquisition and other deposit growth initiatives, money market demand accounts have increased by $22.7 million, to $151.7 million at September 30, 2003 from $129.0 million at December 31, 2002, and checking accounts, both interest and non-interest bearing, have increased by $30.8 million, to $116.1 million at September 30, 2003 from $85.3 million at December 31, 2002. While the Company has focused on increasing its lower cost core deposits, and has been less aggressive in retaining higher cost certificates of deposit during 2003, those balances still increased by $70.1 million to $416.0 million at September 30, 2003, from $345.9 million at December 31, 2002. Those balances increased because the Company acquired $107.2 million of CDs as part of the acquisition of the banking centers from RFC Bank.

Additionally, FHLB advances increased to $154.0 million at September 30, 2003 from $149.1 million at December 31, 2002. These borrowings were used to fund loan growth and investment strategies and were part of management's strategy to take advantage of the historically low rate environment to lock in long-term funding. Short-term borrowings increased to $9.7 million at September 30, 2003 from $4.3 million at December 31, 2002. This is a result of an increase in the balance of securities sold under repurchase agreements, an alternative source of funding for the Company, which fluctuates, based on customer demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Average Balances, Net Interest Income and Yields Earned and Rates Paid
The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received on FHLB stock are included as interest income. The table reports interest income from tax-exempt loans and investment on a tax-equivalent basis. All average balances are based upon daily balances. The average balance sheet and income statement for the 2002 nine month period have been adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. The average balance of FHLB advances for this yield analysis does not include those advances, which were used to finance The Leader's operations. The interest-bearing liabilities reflect only those funds attributable to First Defiance's continuing operations.

                                                                    Three Months Ended September 30,
                                              --------------------------------------------------------------------------
                                                               2003                                  2002
                                              ----------------------------------       ---------------------------------
                                                Average                   Yield/        Average                   Yield/
                                                Balance     Interest(1)  Rate(2)        Balance   Interest(1)    Rate(2)
                                              -----------   ----------   -------       ---------  -----------    -------
Interest-earning assets:
   Loans receivable                           $   713,402   $   10,989     6.11%       $ 535,149    $  9,343      6.93%
   Securities                                     177,730        2,165     4.83          216,845       2,870      5.25
   Interest-earning deposits                       36,884          107     1.15           42,200         192      1.81
   FHLB stock and other                            17,415          176     4.01           21,730         234      4.27
                                              -----------   ----------                 ---------    --------
   Total interest-earning assets                  945,431       13,437     5.64          815,924      12,639      6.15
Non-interest-earning assets
   (including assets of discontinued
    operations)                                    92,757                                 56,884
                                              -----------                              ---------
   Total assets                               $ 1,038,188                              $ 872,808
                                              ===========                              =========

Interest-bearing liabilities:
   Deposits                                   $   691,280   $    3,330     1.91%       $ 561,660    $  4,227      2.99%
   FHLB advances and other                        154,116        1,843     4.74          131,913       1,702      5.12
   Notes payable                                    9,898           25     1.00            2,466          23      3.70
                                              -----------   ----------                 ---------    --------
   Total interest-bearing liabilities             855,294        5,198     2.41          696,039       5,952      3.39
Non-interest bearing deposits                      52,013           --       --           32,120          --        --
                                              -----------   ----------                 ---------    --------
Total including non-interest bearing
   demand deposits                                907,307        5,198     2.27          728,159       5,952      3.24
Other non-interest-bearing liabilities
   (including liabilities of
    discontinued operations)                       10,345                                 21,158
                                              -----------                              ---------
   Total liabilities                              917,652                                749,317
Stockholders' equity                              120,536                                123,491
                                              -----------                              ---------
   Total liabilities and stock-
      holders' equity                         $ 1,038,188                              $ 872,808
                                              ===========                              =========
Net interest income; interest
   rate spread                                              $    8,239      3.23%                   $  6,687       2.75%
                                                            ==========      ====                    ========       ====
Net interest margin (3)                                                     3.46%                                  3.25%
                                                                            ====                                   ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                               111%                                   117%
                                                                             ===                                    ===

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                                                    Nine Months Ended September 30,
                                             --------------------------------------------------------------------------------
                                                             2003                                        2002
                                             -----------------------------------        -------------------------------------
                                               Average                    Yield/          Average                      Yield/
                                               Balance    Interest(1)    Rate(2)          Balance     Interest(1)     Rate(2)
                                             ----------   -----------    -------        ----------    -----------     -------
Interest-earning assets:
   Loans receivable                          $  645,665    $  30,418       6.30%        $  514,353    $  27,485        7.14%
   Securities                                   191,274        7,040       4.92            152,902        6,222        5.44
   Interest-earning deposits                     22,816          216       1.27             50,715          619        1.63
   FHLB stock and other                          17,540          518       3.95             24,206          700        3.87
                                             ----------    ---------                    ----------    ---------
   Total interest-earning assets                877,295       38,192       5.82            742,176       35,026        6.31
Non-interest-earning assets
   (including assets of discontinued
    operations)                                  76,639                                    227,173
                                             ---------                                  ---------
   Total assets                              $  953,934                                 $  969,349
                                             =========                                   ========

Interest-bearing liabilities (4):
   Deposits                                  $  616,617    $  10,275       2.23%        $  544,206    $  12,616        3.10%
   FHLB advances and other                      155,112        5,553       4.79             90,361        3,476        5.14
   Notes payable                                  5,711           47       1.10              8,775          250        3.81
                                             ----------    ---------                    ----------    ---------
   Total interest-bearing liabilities           777,440       15,875       2.73            643,342       16,342        3.40
Non-interest bearing deposits                    45,619           --                        31,272           --
                                             ----------    ---------                    ----------    ---------
Total including non-interest bearing
   demand deposits                              823,059       15,875       2.58            674,614       16,342        3.24
Other non-interest-bearing liabilities
   (including liabilities of
    discontinued operations)                     10,319                                    176,488
                                             ----------                                 ----------
   Total liabilities                            833,378                                    851,102
Stockholders' equity                            120,556                                    118,247
                                             ----------                                 ----------
   Total liabilities and stock-
      holders' equity                        $  953,934                                 $  969,349
                                             ==========                                 ==========
Net interest income; interest
   rate spread                                             $  22,317       3.09%                      $  18,684        2.91%
                                                           =========       ====                       =========        ====
Net interest margin (3)                                                    3.40%                                       3.37%
                                                                           ====                                        ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                              113%                                        115%
                                                                           ====                                        ====

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

On a consolidated basis, First Defiance had net income of $3.7 million or $.58 per share for the three months ended September 30, 2003 compared to $1.4 million or $0.21 per share in 2002. Results for the 2003 third quarter were favorably impacted by a $987,000 recovery in its reserve for mortgage servicing rights ("MSR") impairment ($642,000 or $.10 per share after tax). During the 2002 third quarter, First Defiance increased its reserve for impairment by $521,000 ($339,000 or $.05 per share after tax). See non-interest expense discussion for additional discussion regarding the impairment recovery.

Net Interest Income. Net interest income for the quarter ended September 30, 2003 was $7.8 million compared to $6.2 million from continuing operations for the same period in 2002. Net interest margin for the 2003 second quarter was 3.46% compared to 3.25% for the same period in 2002. On a tax-equivalent basis, net interest income for the quarter ended September 30, 2003 was $8.2 million compared to $6.7 million from continuing operations for the same period in 2002.

Total interest income increased by $827,000 to $13.0 million for the three months ended September 30, 2003 from $12.2 million from continuing operations for the three months ended September 30, 2002. On a tax equivalent basis, total interest income increased by $798,000 to $13.4 million for the three months ended September 30, 2003 from $12.6 million for the three months ended September 30, 2002. Interest on loans increased $1.6 million to $10.9 million in the second quarter of 2003 from $9.3 million in the second quarter of 2002. The increase in interest from loans was due to a $178.3 million increase in average loan balances between the third quarter of 2002 and the third quarter of 2003.

Much of the benefit of increased loan volumes has been offset by declining portfolio yields. The yield on First Defiance's loan portfolio declined from 6.93% for the three months ended September 30, 2002 to 6.11% for the same period in 2003 because of falling interest rates over that time period. The Company also has experienced a change in the mix of its loan portfolio as commercial loans and non-residential real estate loans were $451.6 million at September 30, 2003, up from $331.8 million at December 31, 2002. During that same time, one-to-four family residential loans, excluding loans held for sale, increased from $157.7 million to $165.9 million. However, that number includes loans acquired as part of the banking center acquisition. Excluding the loans acquired in the acquisition, the portfolio of one- to four-family residential loan mortgages declined as a result of increased mortgage loan refinance activity. The Company sells most of its new mortgage loan originations into the secondary market.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, decreased $848,000 to $2.5 million for the three months ended September 30, 2003 compared to $3.3 million for the same period in 2002. The decrease is due to a combination of declining yields in the investment portfolio and declining balances in both the investment portfolio and interest bearing deposits as a result of utilizing those balances to fund loan growth. The rate decline is due both to the historically low rate environment in the 2003 third-quarter along with managements' decision to invest primarily in shorter-term investments in anticipation of continued loan growth and other requirements. The average balance of securities for the 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

third quarter decreased to $177.7 million from $216.8 million for the same period in 2002. The tax equivalent yield on those securities dropped 42 basis points, from 5.25% for the three months ended September 30, 2002 to 4.83% for the three months ended September 30, 2003. The average balance on interest bearing deposits decreased $5.3 million to $36.9 million from $42.2 million. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based using a marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for the 2003 and 2002 third quarters were $233,000 and $204,000 respectively.

Total interest expense decreased by $754,000, to $5.2 million for the third quarter of 2003 compared to $6.0 million from continuing operations for the same period in 2002. Interest expense on interest bearing deposits decreased by $897,000 to $3.3 million for the quarter ended September 30, 2003 from $4.2 million for the quarter ended September 30, 2002. This happened despite growth in deposits because of the change in the mix of deposits from higher costing certificates of deposit to checking and money market deposit accounts. The average cost of interest-bearing deposits decreased from 2.99% for the third quarter of 2002 to 1.91% for the third quarter of 2003. Interest expense on FHLB advances increased $141,000 to $1.8 million for the third quarter of 2003 compared to the same period in 2002. The increase is due to the increase of average balances of FHLB advances, which increased to $154.1 million in the third quarter of 2003, up from $131.9 million for the quarter ended September 30, 2002.

Provision for Loan Losses. The provision for loan losses was $497,000 in the third quarter of 2003 compared to $386,000 for the third quarter of 2002. Net charge-offs for the 2003 third quarter were $26,000, compared to $158,000 for the same period in 2002. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. The increase in the loan loss provision over the prior year was required to maintain the allowance at an appropriate level considering the continued growth in the Company's commercial loan and non-residential real estate loan portfolios. Management believes the balance of the allowance for loan losses is appropriate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                                          September 30,      December 31,
                                                                              2003                2002
                                                                          -------------------------------
      Non-accrual loans                                                    $   2,975           $   2,525
      Loans over 90 days past due and still accruing                              --                  --
                                                                           -----------------------------
      Total non-performing loans                                           $   2,975           $   2,525
      Real estate owned (REO)                                                    324                 206
                                                                           -----------------------------
      Total non-performing assets                                          $   3,299           $   2,731
                                                                           =============================

      Allowance for loans losses as a percentage of total loans                 1.19%               1.32%
      Allowance for loan losses as a percentage of non-
       performing assets                                                      259.99%             274.48%
      Allowance for loan losses as a percentage  of non-
       performing loans                                                       288.30%             296.87%
      Total non-performing assets as a percentage of total assets               0.32%               0.31%
      Total non-performing loans as a percentage of total loans                 0.41%               0.44%

Of the $3.0 million in non-accrual loans, $2.4 million were commercial loans or non-residential real estate loans and $494,000 were residential mortgage loans. The allowance for loan losses at September 30, 2003 was $8.6 million compared to $7.3 million at September 30, 2002 and $7.5 million at December 31, 2002. For the quarter ended September 30, 2003, First Defiance charged off $97,000 of loans against its allowance and realized recoveries of $71,000 from loans previously charged off. During the same quarter in 2002, First Defiance charged off $212,000 in loans and realized recoveries of $54,000.

In addition to the existing allowance for loan losses, management also evaluated the expected collectibility of the loans acquired as part of the banking center acquisition. In conjunction with that evaluation, those balances were discounted by approximately $2.9 million in recording the acquisition to reflect potential credit losses. That $2.9 million discount is in addition to First Federal's $8.6 million allowance for loan losses. $11,000 was charged against that discount during the 2003 third quarter.

Non-Interest Income. Non-interest income increased $1.5 million to $4.8 million for the quarter ended September 30, 2003 from $3.3 million for the same period in 2002. Individual components of non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans increased $1.1 million to $2.3 million for the three months ended September 30, 2003 from $1.2 million during the 2002 third quarter. The increase is due to high mortgage loan origination activity in the low interest rate environment. While the Company exited the mortgage banking business at the national level with the sale of The Leader, the origination and servicing of mortgage loans continues to be a core activity of First Federal in its local market areas.

Service Fees. Loan and deposit fees increased $236,000 to $1.2 million for the quarter ended September 30, 2003 from $968,000 for the quarter ended September 30, 2002. Increases occurred primarily in loan servicing fees on mortgage loans serviced for others and checking NSF fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $114,000 to $924,000 in the third quarter of 2003 from $810,000 in the same period of 2002. Increases occurred in the property and casualty lines as well as income from the sale of securities and annuities.

Bank Owned Life Insurance. Income from bank owned life insurance was $211,000 in the quarter ended September 30, 2003. The Company made an initial $15 million investment in BOLI during the 2002 fourth quarter.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock and other miscellaneous charges, decreased to $226,000 for the quarter ended September 30, 2003 from $278,000 for the same period in 2002.

Non-Interest Expense. Total non-interest expense decreased $408,000 to $6.8 million for the quarter ended September 30, 2003 from $7.2 million for the same period in 2002. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $651,000 to $4.3 million for the quarter ended September 30, 2003 from $3.6 million for the same period in 2002. The increase was the result of the addition of the three new banking offices in June of 2003, as well as other staffing increases necessary to support the Company's significant growth. Compensation and benefits also increased due to cost of living and merit increases for existing employees which averaged approximately 4%, and higher level of sales commissions at First Insurance due to higher commission premium income.

Amortization and Impairment of Mortgage Servicing Rights. Amortization of mortgage servicing rights ("MSR's") totaled $546,000 in the 2003 third quarter compared to $512,000 in the 2002 third quarter, the result of continuing significant refinancing activity in the First Federal loan servicing portfolio. Also, the Company recognized a favorable adjustment of $987,000 for the recovery of previously recorded impairment reserves against the value of its MSR portfolio during the 2003 third quarter, the result of an increase in the market value of MSRs caused by increases in market rates for mortgage loans since June 30, 2003. There was a $521,000 unfavorable adjustment for impairment recognized in the third quarter of 2002. First Defiance has total remaining impairment reserves of $942,000 recorded against assets with a book value before reserves of $4.5 million at September 30, 2003. That portfolio represents approximately 5,265 loans serviced for others with unpaid balances of approximately $424 million.

Amortization/Impairment of Goodwill and Other Intangibles. First Defiance is no longer required to recognize goodwill amortization as an expense but must test for and recognize any impairment in goodwill. There was no goodwill impairment in 2003 or 2002. In conjunction with the branch acquisition, First Defiance recognized a core deposit intangible of $772,000, which is subject to amortization. Amortization expense for the 2003 third quarter was $31,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) increased to $2.9 million for the quarter ended September 30, 2003 from $2.5 million for the same period in 2002.

First Defiance computes federal income tax expense in accordance with SFAS Statement No. 109 which resulted in an effective tax rate of 31.78% for the quarter ended September 30, 2003 compared to 29.13% for the same period in 2002. The effective tax rate is less than the statutory rate as a result of investing approximately $33.8 million in municipal securities, and $15.8 million of bank owned life insurance which are both exempt from federal tax. At September 30, 2002, First Defiance had $27.4 million invested in tax-exempt securities and no investment in bank owned life insurance. The year over year increase in the effective tax rate is due to taxable income increasing at a faster rate than tax-exempt income.

As a result of the above factors, income for the quarter ended September 30, 2003 was $3.7 million compared to income from continuing operations of $1.4 million for the comparable period in 2002. On a per share basis, basic and diluted earnings per share for the three months ended September 30, 2003 were each $0.61 and $.58, respectively, compared to basic and diluted earnings per share from continuing operations of $0.22 and $0.21, respectively, for the quarter ended September 30, 2002.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

On a consolidated basis, First Defiance had net income of $9.3 million or $1.47 per share for the nine months ended September 30, 2003 compared to $12.8 million or $1.92 per share in 2002. The 2002 net income included earnings from discontinued operations of $9.3 million or $1.40 per share. Income from continuing operations for the first nine months of 2002 was $3.7 million or $0.55 per share.

Net Interest Income. Net interest income for the nine months ended September 30, 2003 was $21.1 million compared to $17.5 million from continuing operations for the same period in 2002. Net interest margin for the 2003 first three quarters was 3.40% compared to 3.37% for the same period in 2002. On a tax equivalent basis, net interest income for the nine months ended September 30, 2003 was $22.3 million compared to $18.7 million from continuing operations for the same period in 2002.

Total interest income increased by $3.2 million to $37.0 million for the nine months ended September 30, 2003 from $33.8 million from continuing operations for the nine months ended September 30, 2002. On a tax equivalent basis, total interest income increased by $3.2 million to $38.2 million for the nine months ended September 30, 2003 from $35.0 million for the nine months ended September 30, 2002. Interest on loans increased $2.9 million to $30.2 million in the first nine months of 2003 from $27.3 million in the first nine months of 2002. The increase in interest from loans was due to a $131.3 million increase in average loan balances between the first nine months of 2002 and the first nine months of 2003.

Much of the benefit of increased loan volumes has been offset by declining portfolio yields. The yield on First Defiance's loan portfolio declined from 7.14% for the nine months ended September

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

30, 2002 to 6.30% for the same period in 2003 because of falling interest rates over that time period.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, increased $415,000 to $7.3 million for the nine months ended September 30, 2003 compared to $6.8 million for the same period in 2002. The increase is due to an increase in the average balance of securities outstanding, which increased to $191.3 million from $152.9 million for the same period in 2002. This increase is due primarily to the receipt of net proceeds related to the sale of The Leader. The tax equivalent yield on those securities dropped 52 basis points from 5.44% for the nine months ended September 30, 2002 to 4.92% for the nine months ended September 30, 2003. The average balance on interest bearing deposits decreased $27.9 million to $22.8 million for the period ending September 30, 2003 from $50.7 million for the same period in 2002.

Total interest expense decreased by $467,000 to $15.9 million for the first nine months of 2003 compared to $16.3 million from continuing operations for the same period in 2002. Interest expense on FHLB advances increased $2.1 million to $5.6 million for the first nine months of 2003 compared to the same period in 2002. The increase is due primarily to the increase of average balances of FHLB advances. FHLB advances increased $64.8 million to $155.1 million for the nine months ended September 30, 2003 from $90.4 million for the nine months ended September 30, 2002. The average balance sheet and income statement for 2002 were adjusted to allocate interest expense associated with financing The Leader's operations to discontinued operations. For 2003, all FHLB advances are included in operations as they were used to fund purchases of investment securities and loan growth. Interest expense on interest bearing deposits decreased by $2.3 million to $10.3 million for the nine months ended September 30, 2003 from $12.6 million for the nine months ended September 30, 2002. This happened despite growth in deposits because of the change in the mix of deposits from higher costing certificates of deposit to checking and money market deposit accounts. The average cost of funds decreased from 3.24% for the nine months ended September 30, 2002 to 2.58% for the same period in 2003. The average balances of interest-bearing liabilities increased $134.1 million from $643.3 million in the first nine months of 2002 to $777.4 million in the first nine months of 2003.

Provision for Loan Losses. The provision for loan losses was $1.2 million for the first nine months of 2003 compared to $1.1 million for the first nine months of 2002. Net charge-offs for the first three quarters of 2003 were $104,000, compared to $416,000 for the same period in 2002.

Non-Interest Income. Non-interest income increased $6.6 million in the first nine months of 2003, to $15.0 million for the nine months ended September 30, 2003 from $8.4 million for the same period in 2002. Individual components of non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans increased $4.3 million to $6.6 million for the period ended September 30, 2003 from $2.3 million during the first nine months of 2002.

Gain on Sale of Securities. Gains realized from the sale of investment securities was $919,000 for the nine months ending September 30, 2003 compared to $21,000 in the first nine months of 2002. The realization of gains in the investment portfolio was part of a strategy by management to shorten

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

the duration of assets in the investment portfolio to position the company to benefit from rising rates and to take advantage of a portion of the gains in the portfolio while they exist. In addition the Company realized securities gains in the second quarter of 2003 due to the early call of an investment security with a significant unamortized discount.

Service Fees. Loan and deposit fees increased $632,000 to $3.4 million for the nine months ended September 30, 2003 from $2.7 million for the nine months ended September 30, 2002. Increases occurred primarily in loan servicing fees on mortgage loans serviced for others, debit card interchange fees, and checking NSF fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $297,000 to $2.8 million in the first nine months of 2003 from $2.5 million in the same period of 2002. Increases occurred in the property and casualty lines as well as income from the sale of securities and annuities.

Bank Owned Life Insurance. Income from bank owned life insurance was $616,000 for the nine months ended September 30, 2003. The Company made an initial $15 million investment in BOLI during the 2002 fourth quarter.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock and other miscellaneous charges, decreased to $657,000 for the nine months ended September 30, 2003 from $917,000 for the same period in 2002.

Non-Interest Expense. Total non-interest expense increased $2.0 million to $21.5 million for the nine months ended September 30, 2003 from $19.5 million for the same period in 2002. Significant individual components of the increase are as follows:

Amortization and Impairment of Mortgage Servicing Rights. Amortization of MSRs totaled $1.8 million in the first nine months of 2003 compared to $777,000 in the 2002 first three quarters, the result of significant refinancing activity in the First Federal loan-servicing portfolio. Also, the Company recognized a favorable $381,000 adjustment for recovery in impairment reserves on the value of its MSR portfolio during the first nine months of 2003. This is the result of an increase in the market value of its MSRs due to recent increases in market mortgage interest rates and decreased prepayment speeds on mortgage loans in general. There was a $785,000 unfavorable adjustment for impairment reserves recognized in the first nine months of 2002.

Compensation and Benefits. Compensation and benefits increased $1.5 million to $11.9 million for the nine months ended September 30, 2003 from $10.4 million for the same period in 2002.

Amortization/Impairment of Goodwill and Other Intangibles. First Defiance is no longer required to recognize goodwill amortization as an expense but must test for and recognize any impairment in goodwill. There was no goodwill impairment in 2003. During the first nine months of 2002, management evaluated goodwill recorded at First Insurance for the purpose of measuring impairment and determined that such goodwill was impaired by $238,000 ($194,000 or $0.03 per share after tax) as of January 1, 2002. As permitted, this amount is reflected in the income statement as the cumulative effect of a change in accounting principle. In addition to the $238,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

of impaired goodwill, First Defiance paid additional consideration of $200,000 to settle a contingent payout clause under its agreement to acquire First Insurance. The impairment of the goodwill created by that settlement was recorded as an operating expense during the 2002 first half. Such impairment totaled $200,000 in the first nine months of 2002. In conjunction with the banking center acquisition, First Defiance recognized a core deposit intangible of $772,000, which is subject to amortization. Amortization expense for the nine months ending September 30, 2003 was $39,000.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) increased to $8.0 million for the nine months ended September 30, 2003 from $7.3 million for the nine months ended September 30, 2002.

The effective federal income tax rate utilized for the nine months ended September 30, 2003 was 30.8% compared to 31.3% for the nine months ended September 30, 2002.

As a result of the above factors, income for the nine months ended September 30, 2003 was $9.3 million compared to income from continuing operations of $3.7 million for the comparable period in 2002. On a per share basis, basic and diluted earnings per share for the nine months ended September 30, 2003 were $1.54 and $1.47 respectively, compared to basic and diluted earnings per share from continuing operations of $0.57 and $0.55, respectively, for the nine months ended September 30, 2002.

Discontinued Operations. Discontinued operations for 2002, which represents net income earned by The Leader's operations during the first quarter of 2002 plus the gain from the sale of The Leader, were $9.3 million or $1.40 per share.

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $13.1 million of cash from operating activities during the third quarter of 2003. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At September 30, 2003, First Defiance had $57.2 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $110.6 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also as of September 30, 2003, the total amount of certificates of deposit that are scheduled to mature by September 30, 2004 is $300.2 million. First Defiance believes that it has adequate

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

First Defiance utilizes forward purchase and forward sale agreements to meet the needs of its customers and manage its exposure to fluctuations in the fair value of mortgage loans held for sale and its pipeline. These forward purchase and forward sale agreements are considered to be derivatives as defined by FAS 133, Accounting for Derivatives and Hedging Instruments. The change in value in the forward purchase and forward sale agreements is approximately equal to the change in value in the loans held for sale and the effect of this accounting treatment is not material to the financial statements. At September 30, 2003, First Defiance had commitments to sell $5.6 million of loans held-for-sale.

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. Securities totaling $1.4 million do not pass the FFIEC high-risk security test as of September 30, 2003. The weighted average life of these securities exceeds the test limits in an instantaneous rate increase scenario of 200 and 300 basis points. The company feels that at this time the return being realized on those securities justifies continuing to hold them in the portfolio. The remaining $16.0 million of these securities are not classified as high risk at September 30, 2003 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2003.

                                                                Core Capital               Risk-Based Capital
                                                         Adequately        Well        Adequately        Well
                                                         Capitalized    Capitalized    Capitalized    Capitalized
                                                         -----------    -----------    -----------    -----------
  Regulatory capital                                      $ 91,124        $91,124       $ 99,666      $  99,666
  Minimum required regulatory capital                       40,126         50,158         59,738         74,673
                                                          --------        -------       --------      ---------
  Excess regulatory capital                               $ 50,998        $40,966       $ 39,928      $  24,993
                                                          ========        =======       ========      =========

  Regulatory capital as a percentage of assets (1)             9.1%           9.1%          13.4%          13.4%
  Minimum capital required as a percentage of assets           4.0%           5.0%           8.0%          10.0%
                                                          --------        -------       --------      ---------
  Excess regulatory capital as a percentage of assets          5.1%           4.1%           5.4%           3.4%
                                                          ========        =======       ========      =========

(1) Core capital is computed as a percentage of adjusted total assets of $1,003.2 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $746.7 million.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using September 2003 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

Item 4. Controls and Procedures

As of September 30, 2003, we performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which the Form 10-Q was being prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation of these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were required or taken.

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

(b)   Reports on Form 8-K

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on October 21, 2003 which included a copy of the Company's earnings release for the quarter ended September 30, 2003.

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

                                               First Defiance Financial Corp.
                                               (Registrant)


Date: November 11, 2003                        By: /s/ William J. Small
                                                   -----------------------
                                                   William J. Small
                                                   Chairman, President and
                                                   Chief Executive Officer


Date: November 11, 2003                        By: /s/ John C. Wahl
                                                   -----------------------
                                                   John C. Wahl
                                                   Senior Vice President, Chief
                                                   Financial Officer and
                                                   Treasurer