Form 10-K
period 2003-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2004-03-15
CIK 946647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year Ended December 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26850


                                  -------------
                         FIRST DEFIANCE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                                  -------------

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

Yes |X| No |_|

      As of March 5, 2004, there were issued and outstanding 6,398,202 shares of the Registrant's common stock.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2003 was approximately $126.9 million and as of March 5, 2004 was approximately $175.5 million.

                                ---------------

                       Documents Incorporated by Reference

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2004 are incorporated by reference into
Part III thereof.

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

      During 2003, First Defiance acquired $166.7 million of deposits, $79.0 million of loans, and three banking center offices from RFC Banking Company, a subsidiary of Rurban Financial Corp (the "RFC acquisition"). First Defiance successfully completed the RFC acquisition on June 6, 2003. This transaction was accounted for as a purchase.

      At December 31, 2003, the Company had consolidated assets of $1.041 billion, consolidated deposits of $729.0 million, and consolidated stockholder's equity of $124.3 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

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

      The Company's core business operations are conducted through the following
Subsidiaries:

      First Federal Bank of the Midwest: First Federal Bank of the Midwest (First Federal) is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through its main office and nineteen full service branch offices in Defiance, Fulton, Hancock, Henry, Lucas, Paulding, Putnam, Seneca, Williams and Wood Counties in northwest Ohio. The 19th office, located in Maumee Ohio, opened on February 26, 2004. First Federal's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association

Insurance Fund (SAIF). First Federal is a member of the Federal Home Loan Bank
(FHLB) System.

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

      First Defiance's investment portfolio includes 17 CMO and REMIC issues totaling $23.7 million, all of which are fully amortizing securities. All such investments are considered derivative securities. One of the securities with a balance of $1.0 million is considered to be "high risk" based on the stress test developed by the banking regulators. The other 16 securities are not considered to be high risk. Management does not believe the risks associated with any of these investments, including the security considered high risk, are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance does not invest in off-balance sheet derivative securities.

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

      The amortized cost and fair value of securities at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Money market mutual funds and other mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                                                         Contractually Maturing                                      Total
                        ----------------------------------------------------------------------------------------------------------
                                    Weighted            Weighted               Weighted             Weighted
                         Under 1    Average    1 - 5    Average      6-10      Average    Over 10    Average
                          Year        Rate     Years      Rate       Years      Rate       Years      Rate      Amount     Yield
                        ----------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Mortgage-backed
   securities           $      9      9.35%   $    --       --     $  5,427      4.99%     $16,371     5.30%   $ 21,807     5.65%
Corporate bonds              997      5.75      6,213     6.77           --        --           --       --       7,210     6.63
REMICs and CMOs               --        --        114     2.67           36      5.00       23,531     4.35      23,681     4.34
U.S. Government and
   federal agency
   obligations            10,268      6.21     31,598     5.17       30,680      5.94          361     5.00      72,907     5.64
Obligations of states
   and political
   subdivisions (1)        1,243      8.67      3,477     7.89       16,463      6.87       10,759     7.44      31,942     7.24
Trust preferred stock         --        --         --       --           --        --        7,238     5.03       7,238     5.03
                        --------              -------              --------                -------             --------
Total                   $ 12,517              $41,402              $ 52,606                $58,260              164,785
                        ========              =======              ========                =======
Equity securities                                                                                                    69
Unrealized gain on
   securities
   available for sale                                                                                             6,181
                                                                                                               --------
Total                                                                                                          $171,035
                                                                                                               ========

(1) Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

                                                                             December 31
                                                                2003             2002           2001
                                                              ----------------------------------------
                                                                          (In Thousands)
      Available-for-Sale Securities:
         Corporate bonds                                      $  7,716        $ 27,453        $  9,616
         U. S. Treasury and federal agency obligations          76,875         101,833          18,613
         Obligations of state and political
            subdivisions                                        32,835          31,115           8,251
         CMOs, REMICS and mortgage-backed securities            43,433          39,845           7,714
         Other                                                   7,400           9,358           4,497
                                                              ----------------------------------------
      Total                                                   $168,259        $209,604        $ 48,691
                                                              ========================================

      Held-to-Maturity Securities:
         Mortgage-backed securities                           $  2,186        $  3,331        $  4,950
         Obligations of state and political
            subdivisions                                           590             590             630
                                                              ----------------------------------------
      Total                                                   $  2,776        $  3,921        $  5,580
                                                              ========================================

      For additional information regarding First Defiance's investment portfolio refer to Note 6 to the consolidated financial statements.

Interest-Bearing Deposits

      First Defiance had interest-earning deposits in the FHLB of Cincinnati amounting to $1.3 million and $1.5 million at December 31, 2003 and 2002, respectively.

Residential Loan Servicing Activities

      Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company's balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2003, First Federal serviced 5,387 loans totaling $433.1 million. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans.

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

                                                                As of December 31
                                             2003                      2002                     2001
                                     ---------------------------------------------------------------------------
                                     Number     Percentage     Number     Percentage     Number      Percentage
                                       of      of Servicing      of      of Servicing      of       of Servicing
                                     Loans     Portfolio (2)    Loans   Portfolio (2)     Loans    Portfolio (2)
                                     ---------------------------------------------------------------------------
         Loans delinquent for:
            30-59 days                  2           0.04%         4          0.09%          21          0.65%
            60-89 days                  1           0.02          1          0.02            1          0.03
            90 days and over            5           0.09          1          0.02            3          0.09
                                     ---------------------------------------------------------------------------
         Total delinquencies            8           0.15%         6          0.13%          25          0.77%
                                     ===========================================================================
         Foreclosures                   2           0.04%        --            --            1          0.03%
                                     ===========================================================================

      The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

                                                                   As of December 31
                      --------------------------------------------------------------------------------------------------------------
                                   2003                                   2002                                2001
                      --------------------------------------------------------------------------------------------------------------
                                              Percentage                             Percentage                          Percentage
                      Number    Aggregate    of Aggregate   Number     Aggregate   of Aggregate   Number    Aggregate   of Aggregate
                        of      Principal     Principal       of       Principal     Principal      of      Principal    Principal
    Rate              Loans      Balance       Balance       Loans      Balance       Balance     Loans      Balance      Balance
------------------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
Less than 5.00%          694     $ 66,512       15.36%           6      $    967        0.30%        --     $     --          --
5.00% - 5.99%          2,476      213,267       49.24        1,010        91,620       28.20         61        7,426        3.36%
6.00% - 6.99%          1,591      122,338       28.24        2,005       156,888       48.28      1,309       99,647       45.05
7.00% - 7.99%            522       26,634        6.15        1,092        66,835       20.57      1,492       95,557       43.21
8.00% - 8.99%             99        4,179        0.96          178         8,408        2.59        335       18,058        8.17
9.00% and over             5          203        0.05            5           206        0.06         10          457        0.21
                      --------------------------------------------------------------------------------------------------------------
Total                  5,387     $433,133      100.00%       4,296      $324,924      100.00%     3,207     $221,145      100.00%
                      ==============================================================================================================

      Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

                                      2003                                            2002
               ---------------------------------------------------------------------------------------------
                                                      % of                                           % of
                               % of      Unpaid       Unpaid                 % of        Unpaid     Unpaid
                Number      Number of   Principal   Principal   Number of   Number     Principal   Principal
  Maturity     of Loans        Loans      Amount      Amount      Loans    of Loans      Amount      Amount
------------------------------------------------------------------------------------------------------------
                                                   (Dollars in Thousands)
1-5 years          302         5.61%     $ 22,838       5.27%       154       3.58%     $  8,956       2.76%
6-10 years         673        12.49        47,819      11.04        560      13.04        38,098      11.73
11-15 years      2,130        39.54       156,847      36.21      1,652      38.45       115,385      35.51
16-20 years        762        14.15        66,135      15.27        605      14.08        49,694      15.29
21-25 years         74         1.37         5,147       1.19         92       2.14         5,503       1.69
More than 25
  years          1,446        26.84       134,347      31.02      1,233      28.71       107,288      33.02
               ---------------------------------------------------------------------------------------------
Total            5,387       100.00%     $433,133     100.00%     4,296     100.00%     $324,924     100.00%
               =============================================================================================

                                                         2001
                                     ---------------------------------------------
                                                                           % of
                                                 % of         Unpaid      Unpaid
                                      Number   Number of    Principal    Principal
  Maturity                           of Loans    Loans        Amount      Amount
----------------------------------------------------------------------------------
                                              (Dollars in Thousands)
1-5 years                                 59       1.84      $    676       0.31%
6-10 years                               397      12.38        19,303       8.73
11-15 years                            1,194      37.23        78,623      35.55
16-20 years                              380      11.85        28,136      12.72
21-25 years                              115       3.59         6,646       3.01
More than 25
  years                                1,062      33.11        87,761      39.68
                                     ---------------------------------------------
Total                                  3,207     100.00%     $221,145     100.00%
                                     =============================================

Lending Activities

      General. A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 "for any purpose". At December 31, 2003, First Federal's limit on loans-to-one borrower was $15.4 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $11.7 million, $11.0 million, $10.6 million, $9.0 million and $8.0 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2003.

      Loan Portfolio Composition. The net increase (decrease) in net loans outstanding over the prior year was $164.8 million, $76.6 million, and ($30.2) million in 2003, 2002, and 2001, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

      The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                            December 31
                                  -------------------------------------------------------------------------------------------------
                                             2003                2002                2001               2000              1999
                                  -------------------------------------------------------------------------------------------------
                                      Amount      %      Amount        %      Amount        %     Amount      %     Amount       %
                                  -------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
Real estate:
   One to four family
      residential                    $167,983   22.2%   $157,691     26.6    $167,764     32.9%  $229,791   42.5%  $203,743    44.3%
   Five or more family
      residential(1)                   30,322     4.0     32,324      5.5      21,757      4.3     15,686    2.9     11,086     2.4
   Non-residential real estate(1)     311,101    41.1    195,430     33.0     152,274     29.8    120,529   22.3     12,571     2.7
   Construction                        16,830     2.2     15,357      2.6       7,875      1.5      9,627    1.8      7,808     1.7
                                  -------------------------------------------------------------------------------------------------
Total real estate loans               526,236    69.5   $400,802     67.7     349,670     68.5    375,633    695    235,208    51.1

Other:
   Consumer finance                    39,808     5.3     37,562      6.3      40,721      8.0     52,113    9.6     64,183    13.9
   Commercial(1)                      120,677    15.9    104,070     17.6      83,690     16.4     81,138   15.0    138,125    30.0
   Home equity and improvement         70,038     9.2     49,889      8.4      36,179      7.1     31,836    5.9     22,781     4.9
   Mobile home                            449     0.1         17       --          12       --         29     --         46      --
                                  -------------------------------------------------------------------------------------------------
Total non-real estate loans           230,972    30.5    191,538     32.3     160,602     31.5    165,116   30.5    225,135    48.9
                                  -------------------------------------------------------------------------------------------------
Total loans                           757,208   100.0%   592,340    100.0%    510,272    100.0%   540,749  100.0%   460,343   100.0%
                                                -----               -----                -----             -----              -----
Less:
   Loans in process                     6,079              7,255                2,887               3,415             3,291
   Deferred loan origination
      fees                              1,158              1,212                1,024               1,041               764
   Allowance for loan losses            8,844              7,496                6,548               6,330             6,504
                                     --------           --------             --------            --------          --------
Net loans                            $741,127           $576,377             $499,813            $529,963          $449,784
                                     ========           ========             ========            ========          ========

(1) For 1999 most non-residential real estate loans were reported with all other commercial loans.

      Included above, First Defiance had $5.9 million, $15.3 million and $672,000 in loans classified as held for sale at December 31, 2003, 2002 and 2001, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for both years presented. This information for years prior to 2000 is not available.

      Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 2003 regarding the dollar amount of gross loans maturing in First Defiance's portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                      Due 3-5       Due 5-10    Due 10-15    Due 15+
                                 Due         Due       Years         Years        Years      Years
                               Before      Before      After         After        After      After
                              12/31/04    12/31/05    12/31/03      12/31/03    12/31/03    12/31/03      Total
                              -----------------------------------------------------------------------------------
                                                               (In Thousands)
      Real estate             $ 86,116     $31,654     $ 91,481     $259,252     $28,255     $29,478     $526,236
      Non-real estate:
         Commercial             52,773      25,289       32,716        9,007         675         217      120,677
         Home equity and
            improvement          3,015         498        6,498        1,654         768      57,605       70,038
         Mobile home                47          51          170          153          28          --          449
         Consumer finance       15,595       9,896       13,383          719         158          57       39,808
                              -----------------------------------------------------------------------------------
      Total                   $157,546     $67,388     $144,248     $270,785     $29,884     $87,357     $757,208
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

      The following table sets forth the dollar amount of gross loans due after one year from December 31, 2003 which have fixed interest rates or which have floating or adjustable interest rates.

                                                   Floating or
                                          Fixed     Adjustable
                                          Rates        Rates         Total
                                         ----------------------------------
                                                  (In Thousands)

      Real estate                        $ 87,584     $352,536     $440,120
      Commercial                           34,020       33,884       67,904
      Other                                30,423       61,214       91,639
                                         ----------------------------------
                                         $152,027     $447,634     $599,661
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

      A commercial loan application is first reviewed and underwritten by one of the commercial loan officers, who may approve credits within their lending limit. Another loan officer with limits sufficient to cover the exposure must approve credits exceeding an individual's lending limit. All credits which exceed $100,000 in aggregate exposure must be presented for review or approval to the Senior Loan Committee comprised of senior lending personnel. Credits which exceed $500,000 in aggregate exposure must be presented for approval to the Executive Loan Committee, a committee of First Federal's Board of Directors.

      A mortgage loan originator initially reviews a mortgage loan. Approval for conforming mortgage loans which are sold to the secondary market occurs centrally by the Senior Vice President of Mortgage Lending or approved underwriters. Either the Senior Vice President of Mortgage Lending or the Chief Lending Officer must approve non-conforming mortgage loans.

      Consumer loan officers underwrite and may approve direct consumer credits within their lending limits. Another loan officer with limits sufficient to cover the exposure must approve credits exceeding an officer's lending limits. All indirect consumer credits are underwritten and approved by a centralized underwriting department.

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

      Adjustable-rate loans represented 14.71% of First Defiance's total originations of mortgage loans in 2003 compared to 14.80% and 2.31% during 2002 and 2001, respectively.

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

      The following table shows total loans originated, loan reductions, and the net increase in First Defiance's total loans during the periods indicated:

                                                    Years ended December 31
                                               2003        2002          2001
                                            -----------------------------------
                                                      (In Thousands)
    Loan originations:
       Single family residential            $291,481     $241,138     $ 202,528
       Multi-family residential(1)            58,370       58,111        50,507
       Non-residential real estate(1)        165,164       98,116        76,680
       Construction                           20,553       17,751         9,693
       Commercial                            104,007       86,329        68,881
       Home equity and improvement            38,150       32,310        20,521
       Consumer finance                       19,366       23,112        18,783
                                            -----------------------------------
    Total loans originated                   697,091      556,867       447,593
    Loans acquired in branch acquisition      79,094           --            --
    Loan reductions:
       Loan pay-offs                         275,076      190,485       242,468
       Mortgage loans sold                   293,673      207,348       187,969
       Periodic principal repayments          42,687       82,470        47,306
                                            -----------------------------------
                                             611,436      480,303       477,743
                                            -----------------------------------
    Net increase in total loans             $164,749     $ 76,564     $ (30,150)
                                            ===================================

      The loans acquired in the branch acquisition by category were as follows:
Single family residential -- $21.4 million, non-residential real estate -- $35.4 million, Commercial -- $16.8 million, Home equity and improvement -- $1.8 million and Consumer finance -- $3.6 million.

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

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2003, in dollar amount and as a percentage of First Defiance's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                   30 to 59 Days               60 to 89 Days            90 Days and Over              Total
                               ----------------------      --------------------      ---------------------    -------------------
                               Amount      Percentage      Amount    Percentage      Amount     Percentage    Amount   Percentage
                               ----------------------      --------------------      ---------------------    -------------------
                                                                     (Dollars in Thousands)
Single-family residential      $1,529         0.21%         $    7         --        $  471         0.06%     $ 2,007     0.27%
Non-residential and Multi-
  family residential            3,068         0.41           1,756       0.24%        1,092         0.15        5,916     0.80
Home equity and
  improvement                     421         0.06              20         --            30           --          471     0.06
Consumer finance                  265         0.04              16         --             3           --          284     0.04
Commercial                      1,512         0.20             426       0.06           949         0.13        2,887     0.39
                               --------------------------------------------------------------------------------------------------
Total                          $6,795         0.92%         $2,225       0.30%       $2,545         0.34%     $11,565     1.56%
                               ==================================================================================================

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

      This policy excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. Loans having recorded investments of $563,000, $593,000 and $370,000 were considered impaired as of December 31, 2003, 2002 and 2001, respectively. There was $29,000 of interest received and recorded in income during 2003 related to impaired loans including interest received and recorded in income prior to such impaired loan designation. There was $46,000 and $40,000 recorded in 2002 and 2001 respectively. Unrecorded interest income based on the loan's contractual terms on these impaired loans and all non-performing loans in 2003, 2002 and 2001 was $73,000, $93,000, and $67,000, respectively. The average recorded investment in impaired loans during 2003, 2002 and 2001 was $892,000, $697,000 and $501,000, respectively. The total allowance for loan losses related to these loans was $297,000, $359,000, and $202,000 at December 31, 2003, 2002 and 2001, respectively.

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

      As of December 31, 2003, First Defiance's total non-performing loans amounted to $2.5 million or 0.34% of total loans, compared to $2.5 million or 0.43% of total loans, at December 31, 2002. Non-performing loans are loans which are more than 90 days past due. The non-performing loan balance includes $339,000 of loans also considered impaired

      The following table sets forth the amounts and categories of First Defiance's non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

                                                                               December 31
                                                           2003        2002        2001        2000        1999
                                                          -------------------------------------------------------
                                                                         (Dollars in Thousands)
      Non-performing loans:
         Single-family residential                        $  471      $  404      $1,151      $  671      $  146
         Non-residential and multi-family residential
            real estate                                    1,092       1,217         972         572          --
         Commercial (1)                                      949         879         110         140         737
         Mobile home                                          --          --          --          --          --
         Consumer finance                                     33          25         157          66         147
                                                          -------------------------------------------------------
      Total non-performing loans                           2,545       2,525       2,390       1,449       1,030

      Real estate owned                                      397         175          81          --         136
      Other repossessed assets                                 7          31          55          41          92
                                                          -------------------------------------------------------
      Total repossessed assets                               404         206         136          41         228
                                                          -------------------------------------------------------
      Total non-performing assets                         $2,949      $2,731      $2,526      $1,490      $1,258
                                                          =======================================================

      Troubled debt restructurings                        $   --      $   --      $   --      $   --      $   --
                                                          =======================================================

      Total non-performing assets as a
         percentage of total assets of
         continuing operations                              0.28%       0.31%       0.39%       0.22%       0.22%
                                                          =======================================================

      Total non-performing loans and troubled
         debt restructurings as a percentage of
         total loans                                        0.34%       0.43%       0.47%       0.27%       0.22%
                                                          =======================================================
      Total non-performing assets and
         troubled debt restructurings as a
         percentage of total assets                         0.28%       0.31%       0.39%       0.22%       0.22%
                                                          =======================================================
      Allowance for loan losses as a percent of
         total non-performing assets                      299.90%     274.48%     259.22%     424.83%     517.01%
                                                          =======================================================

      (1) - In 1999 non-residential and multi-family real estate loans were included in commercial loans

      In addition to the $2.5 million of loans reported above and the $224,000 of loans considered impaired, which are not included in the loans reported above, there are approximately $5.3 million of performing loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the inclusion of such loans in non-performing loans at some future date.

      Allowance for Loan Losses. First Defiance maintains an allowance for loan losses to absorb probable losses in the loan portfolio. The balance of the allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by First Defiance, industry standards, past due loans, general economic conditions and other factors related to the collectibility of the loan portfolio. The Company generally uses its own loss experience in calculating its loan loss provision. However, in those instances where the Company's experience with certain types of lending is new or recent and therefore historical losses are less meaningful, management will consider such other factors as industry loss statistics, experience of other financial institutions operating in the same geographic area, and inherent risks associated with the borrower in determining the required allowance. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio using a scale of one to eight. Loans graded in the three worst categories (substandard, doubtful and loss) are generally reserved at 20%, 50% and 100% respectively unless other facts and circumstances warrant a different percentage. Management also engages a third-party to perform an independent loan review on a semi-annual basis. That third party reviews all loan relationships in excess of $250,000 and, among other things, challenges management's loan grades.

      Loans charged-off are charged against the allowance when such loans meet the Company's established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remains static. To the extent that the portfolio grows at a rapid rate, such as the Company has experienced, or overall quality deteriorates, the provision generally will exceed charge-offs. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

      At December 31, 2003, First Defiance's allowance for loan losses amounted to $8.8 million compared to $7.5 million at December 31, 2002. As of December 31, 2003 and 2002, $87,000 and $42,000, respectively, constituted an allowance with respect to specific loans or assets held for sale. The following table sets forth the activity in First Defiance's allowance for loan losses during the periods indicated.

                                                                                Years ended December 31
                                                                   2003        2002       2001        2000         1999
                                                                --------------------------------------------------------
                                                                                 (Dollars in Thousands)
    Allowance at beginning of year                                $7,496      $6,548      $6,330      $6,504      $8,595
       Provision for credit losses                                 1,719       1,451         993         635         155
       Charge-offs:
          One to four family residential real estate                  18         110         152          --          --
          Commercial real estate                                     162         184         130         182          --
          Commercial                                                 375          36         151         155         107
          Consumer finance                                           170         390         599         692       1,364
          Mobile home                                                 --          --          --           2       1,054
                                                                --------------------------------------------------------
    Total charge-offs                                                725         720       1,032       1,031       2,525
       Recoveries                                                    354         217         257         222         279
                                                                --------------------------------------------------------
       Net charge-offs                                               371         503         775         809       2,246
                                                                --------------------------------------------------------
    Ending allowance                                              $8,844      $7,496      $6,548      $6,330      $6,504
                                                                ========================================================

    Allowance for loan losses to total non-
       performing loans at end of year                             347.5%      296.9%      274.0%      436.9%      631.5%
    Allowance for loan losses to total loans at end
       of year                                                      1.18        1.32        1.29        1.17        1.41
    Allowance for loan losses to net charge-offs
       for the year                                             2,383.82    1,490.26      844.90      782.45      289.58
    Net charge-offs for the year to average loans                   0.06        0.10        0.15        0.16        0.50

           The provision for credit losses has increased steadily over the five-year period shown in the above table in conjunction with significant growth in the commercial loan and non-residential real estate loan portfolios over those same periods.

      The percentage of the allowance for loan losses to total loans declined at December 31, 2003 compared with the prior year primarily because classified assets have grown at a slower rate than the loan balances as a whole, indicating an overall improvement in the credit quality of the portfolio. In addition, in conjunction with the RFC acquisition, management recorded a discount of $2.9 million to offset expected credit losses in the acquired portfolio which resulted in loans being recorded at their estimated fair value. Given that discount, no allowance for loan losses was required for the $63.2 million of loans remaining in that portfolio at December 31, 2003. Non-performing assets increased to $2.9 million at December 31, 2003 from $2.7 million at December 31, 2002, an increase of 8%. However, during that same period, total loan balances increased by 30%.

      The following table sets forth information concerning the allocation of First Defiance's allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "Lending Activities-Loan Portfolio Composition."

                                                        December 31
                                 2003                    2002                      2001
                           -------------------------------------------------------------------------
                                    Percent of                Percent of                 Percent of
                                    total loans               total loans                total loans
                           Amount   by category    Amount     by category    Amount      by category
                           -------------------------------------------------------------------------
                                                   (Dollars in Thousands)
Single family
   residential              $  386       24.4%     $  587          7.8%      $  613          9.3%
 Non-residential and
   Multi- family
   residential  Real
   estate                    6,265       45.1       4,293         57.3        2,847         43.5
Other:
  Commercial loans           1,424       15.9       1,729         23.1        1,734         26.5
  Consumer and home
   equity and
   improvement loans           769       14.6         887         11.8        1,354         20.7
                           -------------------------------------------------------------------------
                            $8,844      100.0%     $7,496        100.0%      $6,548        100.0%
                           =========================================================================

                                             December 31
                                2000                      1999
                           ------------------------------------------------
                                      Percent of                Percent of
                                      total loans               total loans
                           Amount     by category    Amount     by category
                           ------------------------------------------------
                                       (Dollars in Thousands)
Single family
   residential             $  396          6.4%      $  843        13.0%
 Non-residential and
   Multi- family
   residential  Real
   estate                   2,310         36.4           --          --
Other:
  Commercial loans          1,355         21.4        2,317        35.6
  Consumer and home
   equity and
   improvement loans        2,269         35.8        3,344        51.4
                           ------------------------------------------------
                           $6,330        100.0%      $6,504       100.0%
                           ================================================

(1) In years prior to 2000, the breakdown between commercial real estate and non-real estate commercial loans was not available. As a result, all commercial real estate loans were reported in the commercial classification.

Sources of Funds

      General. Deposits are the primary source of First Defiance's funds for lending and other investment purposes. In addition to deposits, First Defiance derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the FHLB may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

      Deposits. First Defiance's deposits are attracted principally from within First Defiance's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $74.5 million at December 31, 2003. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.

      To supplement its funding needs, First Defiance also utilizes brokered Certificates of Deposit. Such deposits, which were primarily acquired in prior years to fund operations now discontinued, have maturities ranging from three months to one year. The total balance of brokered certificates of deposit were $27.5 million at December 31, 2003, including $16.4 million acquired in the RFC Branch acquisition. Brokered CDs at December 31, 2002 totaled $26.1 million. Brokered certificates of deposit are not included in the following tables for a portion of 2002 and all of 2001 as the interest associated with those deposits were allocated to discontinued operations.

      Average balances and average rates paid on deposits are as follows:

                                                                Years ended December 31
                                            2003                          2002                         2001
                                    ---------------------        ----------------------       ---------------------
                                      Amount        Rate          Amount         Rate          Amount       Rate
                                    -------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Non-interest bearing
   demand deposits                  $ 47,505          --         $ 33,089          --         $ 31,684          --
Interest bearing
   demand deposits                   198,039        0.74%         162,664        1.66%         129,470        2.99%
Savings deposits                      47,047        0.36           39,129        0.94           36,670        1.55
Time deposits                        387,948        3.04          345,740        3.89          293,130        5.63
                                    -------------------------------------------------------------------------------
Totals                              $680,539        1.97%        $580,622        2.84         $490,954        4.26%
                                    ===============================================================================

      The following table sets forth the maturities of First Defiance's certificates of deposit having principal amounts of $100,000 or more at December 31, 2003.

                                                                                    (In Thousands)
                                                                                    --------------
      Certificates of deposit maturing in quarter ending:
          March 31, 2004                                                               $ 27,312
          June 30, 2004                                                                  14,500
          September 30, 2004                                                             25,816
          December 31, 2004                                                              19,535
          After December 31, 2004                                                        20,456
                                                                                       --------
      Total certificates of deposit with
         balances of $100,000 or more                                                  $107,619
                                                                                       ========

      The following table details the deposit accrued interest payable as of December 31:

                                                                                  2003          2002
                                                                                 --------------------
                                                                                    (In Thousands)
      Interest bearing demand deposits and
         money market accounts                                                   $   16        $   23
      Savings Accounts                                                               --            --
      Certificates                                                                  520           301
                                                                                 --------------------
                                                                                 $  536        $  324
                                                                                 ====================

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

      The following table sets forth certain information as to First Defiance's FHLB advances and other borrowings at the dates indicated.

                                                                                       December 31
                                                                          2003             2002            2001
                                                                      --------------------------------------------
                                                                                 (Dollars in Thousands)
  Long-term:
     FHLB advances                                                    $   153,522      $   146,096     $   156,302
        Weighted average interest rate                                       4.60%            4.95%           5.12%
     Notes                                                                     --      $        10     $        49
        Weighted average interest rate                                         --             7.50            7.50%

  Short-term:
     FHLB advances                                                    $    11,000      $     3,000     $    40,000
        Weighted average interest rate                                       1.12%            1.50%           4.32%
     Revolving borrowings                                                      --               --     $    20,675
        Weighted average interest rate                                         --               --            3.85%
     Securities sold under  agreement
       to repurchase                                                  $    12,267      $     4,289              --
        Weighted average interest rate                                        .85%            1.20%             --

      The following table sets forth the maximum month-end balance and average balance of First Defiance's Long-term FHLB advances and other borrowings during the periods indicated.

                                                                                 Years ended December 31
                                                                             2003            2002            2001
                                                                           ---------------------------------------
                                                                                   (Dollars in Thousands)
  Long-term:
     FHLB Advances:
       Maximum balance                                                     $154,930        $156,269       $196,567
       Average balance                                                      152,939         140,399        164,692
       Weighted average interest rate                                          4.78%           5.08%          5.25%
     Term Borrowings:
       Maximum balance                                                     $      7        $     46       $     82
       Average balance                                                            1              30             68
       Weighted average interest rate                                          7.50%           7.50%          7.50%

      The following table sets forth the maximum month-end balance and average balance of First Defiance's short-term FHLB advances and other borrowings during the periods indicated.

                                                                     Years ended December 31
                                                             2003            2002             2001
                                                          -------------------------------------------
                                                                     (Dollars in Thousands)
  Short-term:
     FHLB Advances:
       Maximum balance                                    $ 14,250         $ 90,500         $111,000
       Average balance                                       2,296           17,118           62,695
       Weighted average interest rate                         1.31%            2.08%            4.32%
     Revolving credit agreements:
       Maximum balance                                    $     --         $ 21,900         $ 20,647
       Average balance                                          --            6,787           18,840
       Weighted average interest rate                           --             3.68%            5.62%
     Securities sold under agreement to repurchase:
       Maximum balance                                    $ 12,860         $  4,298               --
       Average balance                                       7,569              777               --
       Weighted average interest rate                         1.02%            1.29%              --

      First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2003, there was $153.5 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $11.0 million and $3.0 million in short-term advances outstanding at December 31, 2003 and 2002, respectively. At December 31, 2003, $11.0 million was outstanding under First Defiance's Cash Management advance line of credit. The total available under the line is $15.0 million. Additionally, First Defiance has $50.0 million available under a REPO advance line of credit. Amounts are generally borrowed under these lines on an overnight basis.

      As a member of the FHLB of Cincinnati, First Federal must maintain an investment in the capital stock of that FHLB in an amount principally equal to ..15% of total assets plus an amount of at least 2% but no more than 4% of its non-grandfathered mission asset activity (as defined in the FHLB's regulations). First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $17.8 million at December 31, 2003.

      Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time homebuyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

      For additional information regarding First Defiance's FHLB advances and other debt see Notes 12 and 13 to the financial statements.

Employees

      First Defiance had 345 employees at December 31, 2003. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

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

                                   REGULATION

      General. First Defiance and First Federal are subject to regulation, examination and oversight by the OTS. Because the FDIC insures First Federal's deposits, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the OTS and examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. First Federal is subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

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

      The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2003, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                             At December 31, 2003
                                            Amount        Percent
                                           ------------------------
                                                (In Thousands)
              Tangible capital             $ 94,144           9.30%
              Requirement                    15,181           1.50
                                           ------------------------
              Excess                       $ 78,963           7.80%
                                           ========================

              Core capital                 $ 94,144           9.30%
              Requirement                    40,483           4.00
                                           ------------------------
              Excess                       $ 68,125           5.30%
                                           ========================

              Total risk-based capital     $102,976          13.58%
              Risk-based requirement         60,680           8.00
                                           ------------------------
              Excess                       $ 42,296           5.58%
                                           ========================

      First Federal's capital at December 31, 2003, meets the standards for a well-capitalized institution.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. In addition, all related party transactions must be approved by the Company's audit committee pursuant to Nasdaq Rule 4350(h), including loans made by financial institutions in the ordinary course of business. All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act (FRA) and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance is an affiliate of First Federal.

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

Item 2. Properties

      At December 31, 2003, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and seventeen other full service banking centers and one loan production office in northwestern Ohio. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio.

      First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio.

      The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2003. See Note 10 to the Consolidated Financial Statements.

                                                      Leased/            Net Book Value
                  Description/address                  Owned               of Property         Deposits
    ----------------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
    Main Office, First Federal
    601 Clinton Street, Defiance, OH                   Owned             $      5,689        $   220,850

    Branch Offices, First Federal
    204 E. High Street, Bryan, OH                      Owned                    1,023             93,007
    211 S. Fulton Street, Wauseon, OH                  Owned                      723             43,669
    625 Scott Street, Napoleon, OH                     Owned                    1,485             66,395
    1050 East Main Street, Montpelier, OH              Owned                      540             24,886
    926 East High Street, Bryan, OH                    Owned                      101              8,086
    1333 Woodlawn, Napoleon, OH                        Owned                       52             16,170
    825 N. Clinton Street, Defiance, OH                Owned                      369             11,598
    190 Stadium Dr., Defiance, OH                      Leased                      35              7,372
    905 N. Williams St., Paulding, OH                  Owned                    1,031             22,401
    201 E. High St., Hicksville, OH                    Owned                      539              9,369
    3900 N. Main St., Findlay, OH                      Owned                    1,350             28,963
    11694 N. Countyline St., Fostoria, OH              Owned                      863             13,438
    1226 W. Wooster, Bowling Green, OH                 Owned                    1,302             25,658
    301 S. Main St., Findlay, OH                       Owned                    1,049             35,600
    405 E. Main St., Ottawa, OH                        Owned                      448             63,375
    124 E. Main St., McComb, OH                        Owned                      275             21,200
    7591 Patriot Dr., Findlay, OH                      Owned                    1,402                141
    1690 Woodlands Dr., Maumee, OH                     Leased                     N/A                N/A

    First Insurance & Investments
    419 5th Street, Site 1200, Defiance, OH            Leased                     N/A                N/A

                                                                         -------------------------------
                                                                         $     18,276        $   728,996
                                                                         ===============================

Item 3. Legal Proceedings

      First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4. Submission of Matters to a Vote of Securities Holders

      No matters were submitted to a vote of securities holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      The Company's common stock trades on The Nasdaq Stock Market under the symbol "FDEF." As of March 5, 2004, the Company had 1,615 shareholders of record. The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2003 and 2002.

                                                           Year Ending
                          ------------------------------------------------------------------------------
                                    December 31, 2003                        December 31, 2002
                          ------------------------------------     -------------------------------------
                             High           Low       Dividend        High          Low        Dividend
                          ------------------------------------     -------------------------------------
Quarter Ended:
   March 31               $    20.67     $  18.21     $  .15       $    17.25     $  15.12      $  .13
   June 30                     20.70        18.50        .15            21.44        16.97         .13
   September 30                26.80        19.28        .15            21.13        16.96         .13
   December 31                 30.65        24.00        .20            19.70        15.78         .15

      The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal paid $5.0 million in dividends to First Defiance during 2003.

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

                                                                           At or For Years ended December 31,
                                                         ---------------------------------------------------------------------------
                                                            2003           2002              2001            2000             1999
                                                         ---------------------------------------------------------------------------
                                                                        (Dollars in Thousands, except per share data)
Selected Consolidated Financial Data:
   Total assets                                          $1,040,599      $  884,245       $1,132,648      $1,072,194      $  987,994
   Assets of continuing operations                        1,040,599         884,245          644,194         664,468         580,649
   Loans held-to maturity, net                              735,255         561,041          499,141         529,963         449,784
   Loans held-for-sale                                        5,872          15,336              672              --              --
   Allowance for loan losses                                  8,844           7,496            6,548           6,330           6,504
   Non-performing assets                                      2,949           2,731            2,526           1,490           1,258
   Securities available-for-sale                            168,259         209,604           48,453          52,850          53,712
   Securities held-to maturity                                2,776           3,921            5,818           7,697           9,895
   Mortgage servicing rights                                  3,431           2,090            1,821           1,131             996
   Deposits and borrowers' escrow balances                  729,227         599,889          615,238         529,067         493,560
   FHLB advances                                            164,522         149,096          196,302         223,258         265,410
   Stockholders' equity                                     124,269         120,110          111,021          99,473          89,416

Selected Consolidated Operating Results:
   Interest income from continuing
      operations                                         $   49,936      $   46,141       $   46,545      $   46,941      $   40,882
   Interest expense from continuing
      operations                                             20,855          22,044           25,602          27,202          21,292
   Net interest income from continuing
      operations                                             29,081          24,097           20,943          19,739          19,590
   Provision for loan losses                                  1,719           1,451              994             635             155
   Non-interest income                                       18,788          12,921           10,220           6,676           4,881
   Non-interest expense                                      28,378          26,161           22,948          20,178          17,965
   Income before income taxes                                17,772           9,406            7,221           5,602           6,351
   Income taxes                                               5,690           2,986            2,423           1,734           2,072
   Income from continuing operations                         12,082           6,420            4,798           3,868           4,279
   Discontinued operations, net of tax                           --           8,853            8,818           7,094           4,344
   Cumulative effect of change in method of
      accounting for goodwill                                    --            (194)              --              --              --
   Net income                                                12,082          15,079           13,616          10,962           8,623
   Basic earnings per share from continuing
      operations                                               2.00            1.01             0.74            0.61            0.66
   Basic earnings per share                                    2.00            2.37             2.11            1.74            1.33
   Diluted earnings per share from
      continuing operations                                    1.91            0.97             0.72            0.60            0.64
   Diluted earnings per share                                  1.91            2.28             2.05            1.71            1.29

                                                                         At or for Years ended December 31,
                                                        ------------------------------------------------------------------
                                                           2003          2002          2001          2000            1999
                                                        ------------------------------------------------------------------
                                                                      (Dollars in Thousands, except per share data)
Selected Financial Ratios and Other Data (from continuing operations):
Performance Ratios:
   Return on average assets                                 1.24%         0.77%         0.69%         0.60%          0.73%
   Return on average equity                                 9.97%         5.39%         4.61%         4.13%          4.72%
   Interest rate spread(1)                                  3.13%         2.92%         3.25%         3.11%          3.56%
   Net interest margin(1)                                   3.42%         3.38%         3.68%         3.57%          3.92%
   Ratio of operating expense to
      Average total assets                                  2.91%         3.16%         3.31%         3.11%%         3.06%

Quality Ratios:
   Non-performing assets to total assets
      at end of period(2)                                   0.28%         0.31%         0.39%         0.22%          0.22%
   Allowance for loan losses to
      non-performing assets(2)                            299.90%       274.48%       259.22%       424.83%        517.01%
   Allowance for loan losses to total
      loans receivable                                      1.19%         1.30%         1.31%         1.19%          1.45%

Capital Ratios(3):
   Equity to total assets at end of period                 11.94%        13.58%        17.23%        14.97%         15.40%
   Tangible equity to tangible assets
      at end of period                                     10.17%        13.23%        16.75%        14.46%         14.80%
   Average equity to average assets                        12.43%        14.36%        15.03%        14.45%         15.43%
   Book value per share                                 $  19.64      $  18.73      $  16.20      $  14.49       $  13.12
   Tangible book value per share                        $  16.39      $  18.17      $  15.65      $  13.92       $  12.52
   Ratio of average interest-earning assets
      to average interest-bearing
      liabilities                                         112.25%       115.57%       110.21%       110.02%        109.45%

Stock Price and Dividend Information:
   High                                                 $  30.65      $  21.44      $  18.00      $  12.50       $  14.50
   Low                                                     18.21         15.12         10.69          7.63          9.875
   Close                                                   25.90         18.90         15.20         10.88          10.50
   Cash dividends declared per share                        0.65          0.54           .49           .45           0.41
   Dividend payout ratio(4)                                32.50%        22.78%        23.22%        25.86%         30.83%

(1) Interest rate spread represents the difference between the weighted average yield on interest-earnings assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earnings assets. Interest income on tax-exempt securities and loans has been adjusted to a tax-equivalent basis using the statutory federal income tax rate of 35%.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      First Defiance is a unitary thrift holding company which conducts business through its subsidiaries, First Federal and First Insurance.

      First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 19 full service banking center, including a center in Maumee, Ohio that opened on February 26, 2004. Prior to opening the Maumee banking center, First Federal operated a commercial loan production office in Maumee. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services.

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

      During 2003, First Defiance acquired $166.7 million of deposits, $79.0 million of loans, and three banking center offices located in Findlay, Ottawa and McComb Ohio (the "RFC acquisition"). First Defiance successfully completed the RFC acquisition on June 6, 2003 and their results reflect the acquisition from that date forward. For more details on the RFC acquisition, see Note 3 - Acquisition of Banking Center Offices in the Notes to Consolidated Financial Statements.

      Effective April 1, 2002, First Defiance sold its Leader Mortgage subsidiary to U.S. Bank Home Mortgage, a unit of U.S. Bank, and recognized an after-tax gain of $7.7 million, or $1.16 per share from the sale. That gain, as well as all operating results associated with the Leader, has been reported as discontinued operations for all periods presented.

Financial Condition

      Total assets at December 31, 2003 were $1.04 billion compared to $884.2 million at December 31, 2002. The increase is primarily due to the RFC acquisition.

      Net loans receivable increased by $174.3 million or 31.1% to $735.3 million at December 31, 2003 from $561.0 million at December 31, 2002. Excluding the loans acquired in the RFC acquisition, First Defiance's total loans increased by $95.3 million or 17.0% from December 31, 2002 to December 31, 2003. A portion of that loan growth was funded with assets from the Company's investment securities portfolio, which dropped from $213.5 million at December 31, 2002 to $171.0 million at December 31, 2003. Loans held for sale declined from $15.3 million at December 31, 2002 to $5.9 million at December 31, 2003, a function in lower mortgage refinance activity at the end of 2003 compared to the end of 2002. Also, goodwill and other intangibles increased to $20.5 million at December 31, 2003 from $3.6 million at

December 31, 2002, the result of recording $16.9 million in goodwill and other intangibles in conjunction with the RFC acquisition. Also premises and equipment increased from $20.0 million at December 31, 2002 to $23.8 million at December 31, 2003.

      The increase in loans receivable was primarily in the non-residential real estate loan, home equity and improvement loan, single-family residential real estate loan and commercial loan categories. Non-residential real estate loans increased by $115.7 million, or 59.2%, to $311.1 million at December 31, 2003 from $195.4 million at December 31, 2002. Of that increase, $35.4 million related to the RFC acquisition. Home equity and improvement loans increased by $20.1 million, or 40.3%, to $70.0 million at December 31, 2003 from $49.9 million at December 31, 2002 (only $1.8 million of home equity and improvement loans were acquired in the RFC acquisition). Single-family residential loans increased by $19.8 million, or 13.8% to $162.1 million at December 31, 2003 from $142.4 million at December 31, 2002 ($21.4 million of loans were acquired in the RFC acquisition). Commercial loan balances increased by $16.6 million, or 16.0% to $120.7 million at December 31, 2003 from $104.1 million at December 31, 2002 ($16.8 million in commercial loans were acquired in the RFC acquisition).

      The decline in the Company's investment portfolio is due to a combination of significant amortization of mortgage related securities due to the interest rate environment and management taking advantage of the rate environment by selling investments and realizing gains during 2003. The runoff of the portfolio was used to fund the Company's significant loan growth. The remaining $171.0 million portfolio has an average duration of 3.48 years.

      The Company's total deposits increased to $729.0 million at December 31, 2003 from $599.6 million at December 31, 2002, an increase of 21.6%. This growth is a result of the acquisition of $166.7 million of deposits as part of the RFC acquisition. Excluding the deposits acquired as part of the RFC acquisition, deposits have actually dropped by $37.3 million between the end of 2002 and the end of 2003. However, $30.6 million of that decline is the result of brokered certificates of deposit maturing during 2003. Such CDs were not renewed. Of that reduction in brokered CDs, $15.6 million were acquired as part of the RFC acquisition and the balance of $15.0 million had been acquired in prior years by First Defiance.

      In addition to deposit growth, First Defiance had an increase in securities sold under repurchase agreements, a product that is offered to commercial deposit customers. The balance of that product increased from $4.3 million at December 31, 2002 to $12.3 million at December 31, 2004.

      First Defiance also had an increase in its FHLB advance balances, which increased from $149.1 million at December 31, 2002 to $164.5 million at December 31, 2003. The increase in advances, which included both long-term advances with call options dependent on the LIBOR rate and short-term overnight advances, was used to fund growth in the Company's loan balances and for income enhancement strategies.

Average Balances, Interest Rates and Yields

      The following table presents for the periods indicated the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect the effect of income taxes:

                                                                     Year Ended December 31,
                                   ------------------------------------------------------------------------------------------------
                                                2003                             2002                          2001
                                   ------------------------------------------------------------------------------------------------
                                    Average   Interest   Yield/   Average      Interest  Yield/    Average   Interest   Yield/ Rate
                                    Balance      (1)     Rate(2)  Balance         (1)    Rate(2)   Balance      (1)        (2)
                                   ------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable                  $  667,165  $ 41,233    6.18%  $525,855     $ 37,095   7.05%  $  520,917   $42,866       8.23%
 Securities                           186,631     9,186    4.92%   168,329        9,027   5.36%      57,770     3,672       6.36%
 Interest-earning deposits             22,082       280    1.27%    44,285          720   1.63%      10,685       271       2.54%
 Dividends on FHLB stock               17,552       695    3.96%    22,889          904   3.95%      15,669     1,055       6.73%
                                   ------------------------------------------------------------------------------------------------
 Total interest-earning assets        893,430    51,394    5.75%   761,357       47,746   6.27%     605,041    47,864       7.91%
 Non-interest-earning assets           81,617                      185,140                          493,998
                                   ----------                     --------                       ----------

 Total Assets                      $  975,047                     $946,497                       $1,099,039
                                   ==========                     ========                       ==========

Interest-Bearing Liabilities:
 Interest-bearing deposits         $  633,034  $ 13,435    2.12%  $547,533     $ 16,508   3.01%  $  459,270   $20,931       4.56%
 FHLB advances                        155,301     7,343    4.73%   103,552        5,276   5.10%      70,868     3,609       5.09%
 Other borrowings                       7,570        77    1.02%     7,685          260   3.38%      18,875     1,062       5.63%
                                   ------------------------------------------------------------------------------------------------
 Total interest-bearing
  liabilities                         795,905    20,855    2.62%   658,769       22,044   3.35%     549,014    25,602       4.66%
Non-interest bearing
 demand deposits                       47,505        --             33,089           --              31,684       --
                                   --------------------           ---------------------          -------------------
Total including non-
 interest- bearing
 demand deposits                      843,410    20,855    2.47%   691,858       22,044   3.19%     580,697    25,602       4.41%
Other non-interest
 liabilities                           10,403                      135,567                          414,240
                                   ----------                     --------                       ----------
Total Liabilities                     853,813                      827,425                          994,937
Stockholders' equity                  121,234                      119,072                          104,102
                                   ----------                     --------                       ----------
 Total liabilities and
  stockholders' equity             $  975,047                     $946,497                       $1,099,039
                                   ==========                     ========                       ==========
Net interest income; interest
 rate spread(3)                                $ 30,539    3.13%               $ 25,702   2.92%               $22,262       3.25%
                                               ================                ===============                ==================

Net interest margin(4)                                     3.42%                          3.38%                             3.68%
                                                          =====                          =====                             =====
Average interest-earning
  assets to average interest-
  bearing liabilities                                     112.3%                         115.6%                            110.2%
                                                          =====                          =====                             =====

(1) Interest on certain tax exempt loans (amounting to $61,000, $445,000 and $143,000 in 2003, 2002 and 2001 respectively) and tax-exempt securities ($1.4 million, $947,000 and $380,000 in 2003, 2002 and 2001) is not
      taxable for Federal income tax purposes. The average balance of such loans was $870,000, $6.7 million and $2.4 million in 2003, 2002 and 2001 while the average balance of such securities was $30.5 million, $21.1 million and $7.8 million in 2003, 2002 and 2001 respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2) At December 31, 2003, the yields earned and rates paid were as follows: loans receivable, 5.77%; securities, 5.30%; FHLB stock, 4.00%; total interest-earning assets, 5.65%; deposits, 1.78%; FHLB advances, 4.37%; other borrowings, 0.85%; total interest-bearing liabilities, 2.23%; and interest rate spread, 3.43%.

(3) Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                    Year Ended December 31,
                        ------------------------------------------------------------------------------------------------------------
                        2003 vs. 2002                        2002 vs. 2001                       2001 vs. 2000
                        ------------------------------------------------------------------------------------------------------------
                        Increase     Increase                Increase     Increase               Increase     Increase
                        (decrease)   (decrease)  Total       (decrease)   (decrease) Total       (decrease)   (decrease)  Total
                        due to       due to      increase    due to       due to     increase    due to       due to      increase
                        rate         volume      (decrease)  rate         volume     (decrease)  rate         volume      (decrease)
                        ------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
Interest-Earning
 Assets
 Loans                  $ (5,830)    $  9,968    $  4,138    $ (6,177)    $    406   $ (5,771)   $ (1,565)    $  1,811    $    246
 Securities                 (823)         982         159      (1,672)       7,027      5,355        (206)        (250)       (456)
 Interest-earning
  deposits                   (78)        (361)       (439)       (403)         852        449         (64)         (27)        (91)

 FHLB stock                    2         (211)       (209)       (637)         486       (151)        (99)          81         (18)
                        ----------------------------------------------------------------------------------------------------------
Total interest-
 earning assets         $ (6,729)    $ 10,378    $  3,649    $ (8,890)    $  8,772   $   (118)   $ (1,933)    $  1,614    $   (319)
                        ==========================================================================================================

Interest-Bearing
 Liabilities
 Deposits               $ (5,651)    $  2,578    $ (3,073)   $ (8,446)    $  4,023   $ (4,423)   $ (1,555)    $  1,077    $   (478)
 FHLB advances              (570)       2,637       2,067           3        1,664      1,667        (522)        (929)     (1,451)
 Term notes                 (179)          (4)       (183)       (172)        (630)      (802)       (362)         691         329
                        ----------------------------------------------------------------------------------------------------------
Total interest-
  bearing liabilities   $ (6,400)    $  5,211    $ (1,189)   $ (8,615)    $  5,057   $ (3,558)   $ (2,439)    $    839    $ (1,600)
                        ==========================================================================================================

Increase in net
  interest income                                $  4,838                            $  3,440                             $  1,281
                                                 ========                            ========                             ========

Results of Operations

      General -- First Defiance reported net income of $12.1 million for the year ended December 31, 2003 compared to $15.1 million and $13.6 million for the years ended December 31, 2002 and 2001 respectively. Results for 2002 and 2001 included $8.9 million and $8.8 million respectively of discontinued operations related to the operating results of and gain on sale from the Company's former Leader Mortgage Company subsidiary, which was sold to US Bancorp on April 1, 2002. See Note 4 to the consolidated financial statements. Income from continuing operations was $6.2 million and $4.8 million for the years ended December 31, 2002 and 2001 respectively. Excluding the cumulative effect adjustment for a change in accounting for goodwill, First Defiance has income from continuing operations of $6.4 million for the year ended December 31, 2002.

      On a diluted per share basis, First Defiance earned $1.91 in 2003, $2.28 in 2002 and $2.05 in 2001. Diluted per share income from continuing operations was $1.91 in 2003, $0.94 in

2002 ($.97 before cumulative effect adjustment for change in accounting for goodwill) and $0.72 in 2001.

      Net interest income was $29.1 million for the year ended December 31, 2003 compared to $24.1 million and $20.9 million for the years ended December 31, 2002 and 2001 respectively. The tax-equivalent net interest margin was 3.42%, 3.38% and 3.68% for the years ended December 31, 2003, 2002 and 2001 respectively. The increase in the margin between 2002 and 2003 is due to an improved interest rate spread, which increased from 2.92% in 2002 to 3.13% in 2003, a result the cost of interest-bearing liabilities dropping 0.73% (73 basis points) compared to the yield on interest-earning assets, which fell by just 0.52% (52 basis points). The margin between 2002 and 2003 also improved because of growth in non-interest bearing deposits between the two periods. The decline in net interest margin from 2001 to 2002 was due to significant growth in lower-yielding interest-earning assets resulting from the sale of the Leader. The proceeds from the sale were invested primarily in investment securities, which lowered the average yield on total interest-earning assets. The average balance of investment securities was $168.3 million in 2002 compared to just $57.8 million in 2001. The yield on those securities was 5.36% in 2002 compared to 6.36% in 2001.

      The 52 basis point decline in the yield on interest-earning assets is due to an 87 basis point decline in the yield on the Company's loan portfolio from 7.05% in 2002 to 6.18% in 2003. The drop in loan yields was slightly offset by an improved mix of loans, securities and interest-earning deposits in 2003 compared to 2002. The overall decline in rates for both assets and liabilities in 2003 compared to 2002 was due to the low rate environment that existed throughout the entire twelve-month period in 2003, the result of cuts by the Federal Reserve to its Federal Funds rate during the year.

      In 2002 compared to 2001, the yield on interest earning assets declined by 164 basis points, to 6.27% from 7.91% while the cost of interest-bearing liabilities declined by 131 basis points to 3.35% from 4.66%. A portion of the decline in the yield on assets was due to the mix change caused by the growth in the investment securities portfolio as well as a $33.6 million increase in the average balance of interest-earning deposits that First Defiance maintained in other banks. The decline in rates for both assets and liabilities was due to the low level of interest rates throughout 2002 compared to 2001, the results of cuts by the Federal Reserve to its Federal Funds rate implemented throughout 2001. The cost of brokered certificates of deposit and a portion of the cost of FHLB advances were used to finance operations of the Leader throughout 2001 and the first quarter of 2002. The cost associated with those brokered certificates of deposit and advances was included in discontinued operations.

      The provision for loan losses for the year ended December 31, 2003 was $1.7 million compared to $1.5 million in 2002 and $1.0 million in 2001.

      For the year ended December 31, 2003, non-interest income was $18.8 million compared to $12.9 million for 2002 and $10.2 million for 2001. Non-interest expense for the year ended December 31, 2003 was $28.4 million compared to $26.2 million for 2002 and $22.9 million for 2001.

      Net Interest Income - First Defiance's net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

      Total interest income increased by $3.8 million, or 8.2% to $49.9 million for the year ended December 31, 2003 from $46.1 million for the year ended December 31, 2002. The increase in income was due to an increase in the average balance of loans receivable, to $667.2 million for the twelve months of 2003 compared to $525.9 million for 2002. During the same period, the average balance of investment securities increased to $186.6 million from $168.3 million but that increase was offset by a decline in the average balance of funds held in interest-bearing accounts at other financial institutions, which dropped to $22.1 million for 2003 compared to $44.3 million for 2002. While the average balance of total interest-earning assets including FHLB stock increased by $132.1 million in 2003 compared to 2002, the yield on those total assets fell to 5.75% in 2003 from 6.27% in 2002.

      The average balance of non-residential real estate loans, multi-family real estate loans, non-owner occupied residential mortgage loans and commercial loans increased by $143.2 million, or 42.7% in 2003, to $478.8 million for the year ended December 31, 2003 from $335.6 million for 2002. The increase in these portfolios is the result of First Defiance's June 2003 acquisition of branches in Findlay, Ottawa and McComb, Ohio from RFC Banking Company. The growth was also a result of continued strong growth in this type of lending throughout First Defiance's market area. The Company also had an increase in the average balance of home equity and improvement loans, which averaged $59.3 million in 2003, up 36.8% from 2002's average balance of $43.4 million. The average balance of the Company's residential mortgage loan portfolio decreased, to $106.9 million for 2003 compared to $116.6 million for 2002. A total of $21.4 million of residential mortgage loans were recorded in June 2003 as a result of the acquisition of the three banking offices. The Company's average balance of consumer loans also remained steady in 2003, at the same $39.0 million level as in 2002. A total of $3.6 million in consumer loans was acquired as part of the RFC acquisition.

      Interest income from the investment portfolio increased slightly for 2003, to $9.2 million from $9.0 million in 2002. The increase is due to a higher average balance in the portfolio in 2003, at $186.6 million for the full year, compared to $168.3 million for 2002. The higher average balance for 2003 is actually due to the low average balance in the investment portfolio during the first quarter of 2002 (just $53.5 million) prior to the receipt of proceeds from the sale of the Leader. Overall the balance in the portfolio declined from $213.5 million at the end of 2002 to $171.0 million at the end of 2003. The yield on the investment portfolio was 4.92% for 2003, a 44 basis point drop from the 5.36% yield in 2002. First Defiance also had a significant decline in the balance of interest-earning deposits maintained at other banks, which averaged $22.1 million, a 50% drop from the $44.3 million average balance carried during 2002. Those deposits were used to fund loan growth and national CD run-off. The yield on those interest-bearing deposits, which is closely tied to the Federal Funds rate, declined to 1.27% for 2003 compared to 1.63% in 2002.

      In 2002, total interest income declined slightly, to $46.1 million from $46.5 million in 2001. Income from loans decreased to $36.9 million in 2002 ($37.1 million on a tax-equivalent basis) compared to $42.8 million in 2001 ($42.9 million on a tax-equivalent basis). That decline was the result of a 118 basis point drop in the average yield on the loan portfolio as rates dropped dramatically in 2002 compared to 2001 following numerous Federal Reserve rate cuts in 2001. The decline in interest income from the loan portfolio was offset by a $5.1 million increase in interest earnings from the investment portfolio in 2002 compared to 2001 ($5.4 million increase on a tax-equivalent basis), the result of the average portfolio balance increasing to $168.3 million in 2002 from just $57.8 million in 2001. That increase was due to the receipt of proceeds from the sale of Leader. Earnings on interest-bearing deposits held at other financial institutions also increased significantly in 2002 as a result of the receipt of the proceeds from the sale of Leader. The average balance of those deposits was $44.3 million in 2002 compared to just $10.7 million in 2001. The yield on those balances, which is generally tied to the Fed Funds rate, was 1.63% in 2002 and 2.54% in 2001.

      Interest expense decreased by $1.2 million, or 5.4%, to $20.9 million in 2003 compared to $22.0 million in 2002. Interest expense on interest-bearing deposits was $3.1 million lower in 2003 compared to 2002 despite an $85.5 million increase in the average balance of such deposits. The average cost of interest-bearing deposits dropped to 2.12% in 2003 from 3.01% in 2002. The drop in the interest rates paid on deposits occurred in both core deposit accounts, which include money market accounts and interest-bearing checking accounts, and in certificates of deposit. The average cost of savings and interest-bearing checking accounts dropped from 1.51% in 2002 to 0.67% in 2002 while the average cost of CDs declined from 3.89% to 3.06% between the same time periods. The decline in interest expense on deposits was partially offset by an increase in expense on FHLB advances, which increased to $7.3 million in 2003 from $5.3 million in 2002. Part of the increase is due to the fact that the interest expense on approximately $148.5 million of FHLB advances was allocated to discontinued operations during the first quarter of 2002 as those advances were used to fund operations of the Leader. At the completion of the sale of Leader, $25 million of those advances were prepaid and the remaining advances were maintained to fund operations of First Federal.

      In 2002, interest expense declined by $3.6 million, or 13.9%, to $22.0 million compared to $25.6 million for 2001. The decline is due to a 131 basis point drop in total interest-bearing liabilities, to 3.35% in 2002 from 4.66% in 2001. Deposit balances were up significantly in 2002 compared to 2001 ($547.5 million compared to $459.3 million) while costs were lower by 155 basis points (3.01% compared to 4.56%). FHLB advances included in continuing operations were higher in 2002 compared to 2001 ($103.6 million compared to $70.9 million) while other borrowings (which were primarily securities sold under repurchase agreements in 2002 and borrowings from another bank in 2001) declined in 2002 compared to 2001 ($7.7 million compared to $18.9 million).

      As a result of the foregoing, First Defiance's net interest income was $29.1 million for the year ended December 31, 2003 compared to $24.1 million for the year ended December 31, 2002 and $20.9 million for the year ended December 31, 2001. Net interest margin from continuing operations calculated on a tax-equivalent basis was 3.42% for 2003 compared to 3.38% in 2002 and 3.68% in 2001. In addition to the factors cited above, net interest margin is also favorably impacted by an increase in non-interest bearing deposits, which increased to an average balance of $47.5 million in 2003 from an average of $33.1 million in 2002 and $31.7 million in 2001.

      Provision for Loan Losses - First Defiance's provision for loan losses was $1.7 million for the year ended December 31, 2003 compared to $1.4 million and $1.0 million for the years ended December 31, 2002 and 2001 respectively.

      Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management to absorb probable losses in the loan portfolio. Factors considered by management include identifiable risk in the portfolios; historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; general economic conditions, particularly as they relate to First Defiance's market areas; and other factors related to the collectibility of First Defiance's loan portfolio.

      Continued growth in the non-residential loan and commercial loan portfolios at First Defiance, which have an inherently higher level of risk than other types of loans, as well as ongoing concerns about economic conditions both nationally and within the northwest Ohio market areas has caused the provision for loan losses to increase in 2003 from 2002 and 2001 levels. The allowance for loan losses totaled $8.8 million at December 31, 2003 compared to $7.5 million at December 31, 2002 and $6.5 million at December 31, 2001. While the allowance for loan losses grew by 18.0% from December 31, 2002 to December 31, 2003, the loan balances before the allowance increased by 28.4% between those same periods. Total loan charge-offs were $725,000 in 2003 compared to $720,000 and $1.0 million in 2002 and 2001 respectively while recoveries in those same years were $354,000, $217,000 and $257,000 respectively. As a percentage of average loans, net charge-offs were 0.06% for the year ended December 31, 2003 compared to 0.10% and 0.15% for 2002 and 2001 respectively. Management does not believe there has been any deterioration in the overall quality of its loan portfolio during 2003.

      The percentage of the allowance for loan losses to total loans declined to 1.18% at December 31, 2003 compared with 1.32% at December 31, 2002 because the overall quality of the loan portfolio increased in 2003 and because in conjunction with the RFC acquisition, management recorded a discount of $2.9 million to offset expected credit losses in the acquired portfolio. Given that discount, no allowance for loan losses was required for the $63.2 million of loans remaining in that portfolio at December 31, 2003. As of December 31, 2003, management believes the remaining discount of $2.5 million will be adequate to cover any future losses in that portfolio.

      First Defiance's non-performing assets at December 31, 2003 were $2.9 million compared to $2.7 million at December 31, 2002 and $2.5 million at December 31, 2001. Non-performing assets include loans that are 90 days past due and all real estate owned and other foreclosed assets. Non-performing assets at December 31, 2003 and 2002 by category were as follows:

                                                                  December 31
                                                                2003       2002
                                                               -----------------
                                                                 (In thousands)
Non-performing loans:
  Single-family residential                                    $  471     $  404
  Non-residential and multi-family residential real estate      1,092      1,217
  Commercial                                                      949        879
  Consumer finance                                                 33         25
                                                               -----------------
Total non-performing loans                                      2,545      2,525
Real estate owned and repossessed assets                          404        206
                                                               -----------------
Total non-performing assets                                    $2,949     $2,731
                                                               =================

      Non-performing loans in the single-family residential, non-residential and multi-family residential real estate and commercial loan categories represent 0.28%, 0.32% and 0.79% of the total loans in those categories respectively at December 31, 2003 compared to 0.26%, 0.53% and 0.84% respectively for the same categories at December 31, 2002. Non-performing assets increased by approximately 8% between December 31, 2002 and December 31, 2003 while loans increased by approximately 30% between those same periods. Management believes that the allowance for loan losses is adequate to cover any potential losses from non-performing assets.

      Non-interest Income - Non-interest income increased by $5.9 million to $18.8 million for the year ended December 31, 2003 from $12.9 million in 2002 and $10.2 million in 2001. Of that increase, $2.6 million is attributable to higher gains from sales of mortgage loans, which totaled $7.2 million in 2003 compared to $4.6 million in 2002. The higher level of gains is due to high mortgage origination volume through First Federal's branch network during most of 2003 in response to historically low mortgage interest rates. In 2003 First Defiance originated a total of $291.5 million of mortgage loans compared to $241.1 million in 2002, an increase of 20.9%. The 56.5% increase in gain on sale income is due not only to the increased volume, but also to more efficient management of the mortgage pipeline, which resulted in better pricing on the loans sold.

      First Defiance also realized $1.6 million in securities gains during 2003 compared to just $21,000 of gains in 2002 as management took advantage of high bond prices resulting from the low interest rate environment and locked in gains in the portfolio. Also in 2003, the Company realized a full year of earnings on its investment in bank owned life insurance (BOLI), which is included in non-interest income. BOLI earnings, which are exempt from income tax, totaled $809,000 compared to $144,000 recognized in 2002 following the October 2002 purchase of that product.

      Loan and deposit fees at First Defiance increased to $4.5 million in 2003 from $3.8 million in 2002, an increase of 18.9%. Also, insurance and investment sales commissions recognized in 2003 were $3.7 million compared to $3.3 million in 2002, an increase of 12.1%.

      In 2001 First Defiance realized $3.1 million in gains from mortgage loan sales, $3.1 million in loan and deposit service fees and $3.0 million from commission income.

      Non-interest Expense -- Total non-interest expense for 2003 was $28.4 million compared to $26.2 million for the year ended December 31, 2002 and $23.0 million for the year ended December 31, 2001. The $2.2 million increase from 2002 to 2003 is attributable primarily to increases in compensation and benefits, which increased by $2.0 million, to $16.1 million for 2003 from $14.1 million for 2002. Amortization of mortgage servicing rights also increased significantly in 2003, to $2.0 million compared to $1.4 million in 2002. Those increases were offset by a recovery of previously recorded impairment of mortgage servicing rights of $717,000 in 2003 compared to an impairment charge of $517,000 in 2002, a net change of more than $1.2 million. The 14.2% increase in wages and benefits is attributable to added staff as a result of the acquisition of the three branches from RFC Banking Company in June 2003; the addition of several commercial lenders beginning in mid-2002 and continuing through late 2003; the addition of staff in the Company's central operations departments in response to the increased workload resulting from a growing branch network and a growing loan portfolio; normal wage increases for existing staff which averaged between 3% and 4%; and a 6% increase in the Company's total group health insurance cost.

      First Defiance services a growing portfolio of mortgage loans for others, comprised of loans originated in its banking offices which are subsequently sold in the secondary market. At December 31, 2003, First Defiance serviced a total of 5,387 loans for others with a principal balance of $433.1 million. The total servicing portfolio at December 31, 2002 was 4,296 loans with balances of $324.9 million. The mortgage servicing rights associated with those loans had a net value of $3.4 million as of December 31, 2003 after subtracting a $606,000 reserve for impairment, compared to $2.1 million as of December 31, 2002 after subtracting $1.4 million of impairment. First Defiance recognized a recovery of impairment reserves in 2003 totaling $717,000 compared to impairment expense of $517,000 in 2002. The impairment recovery in 2003 is the result of values increasing for mortgage servicing rights late in the year in response to increased mortgage loan rates. Those values dropped sharply in 2002 when mortgage rates initially fell. Amortization of mortgage servicing rights also increased significantly in 2003, to $2.0 million from $1.4 million in 2002, a direct result of the high volume of mortgage refinancing in 2003.

      The increase in non-interest expense from 2001 to 2002 was primarily in compensation and benefits, which increased by $2.0 million and in amortization and impairment of mortgage servicing rights, which increased by $735,000.

      Income Taxes - Income taxes amounted to $5.7 million in 2003 compared to $3.0 million and $2.4 million of income taxes from continuing operations in 2002 and 2001 respectively. The effective tax rates for those years were 32.0%, 31.7% and 33.6% respectively. The tax rate is lower than the statutory 35% tax rate for the Company because of investments in tax-exempt securities and in BOLI. The earnings on such investments are not subject to federal income tax.

      Discontinued Operations - First Defiance's 2002 results included income from discontinued operations of $8.9 million, or $1.34 per diluted share. The amount included $7.7 million related to the after-tax gain on the sale of the Leader, $2.0 million of income earned by Leader during the three months the subsidiary was operated by First Defiance, and $844,000 of other expenses associated with discontinued operations. For 2001 the operating results of Leader have been reported as discontinued operations. For both 2002 and 2001, interest expense recorded at First Federal which was associated solely with financing activities of the Leader, primarily interest on brokered CDs and a portion of the Company's FHLB advances, has been reported as part of discontinued operations. Total discontinued operations for 2001 were $8.8 million or $1.33 per share.

      Change in Accounting for Goodwill - Effective January 1, 2002, First Defiance adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As required under the standard, management evaluated goodwill recorded at its First Insurance & Investments subsidiary for the purpose of measuring impairment and determined that such goodwill was impaired by $238,000 ($194,000 or $0.03 per share after tax) as of January 1, 2002. As required, that amount was reflected in the income statement as the cumulative effect of a change in accounting principle. As a result of Statement No. 142, First Defiance is no longer required to recognize goodwill amortization as an expense. Such amortization totaled $314,000 in 2001. Management is required to evaluate goodwill on an annual basis to determine if the recorded value is impaired. During 2002, First Defiance paid additional consideration of $200,000 to settle a contingent payout clause under an agreement entered into in 1998 when First Insurance was acquired. Because the settlement was reached after January 1, 2002, the goodwill created by the settlement was deemed to be impaired in 2002 and was recorded as part of non-interest expense in 2002. Goodwill was evaluated at the end of 2002 and at the end of 2003 and no additional impairment charges were required. See Footnote 21 to the Consolidated Financial Statements.

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

      Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one manner a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance's loan portfolio is concentrated geographically in its northwest Ohio market area. There are no industry concentrations that exceed 10% of the Company's loan portfolio.

Liquidity and Capital Resources

      The Company's primary source of liquidity is its core deposit base, raised through First Federal's branch network, along with unused wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

      Cash generated from operating activities was $21.5 million in 2003 and cash used in operating activities was $75.3 million and $80.1 million in 2002 and 2001 respectively. Excluding the gain from the sale of discontinued operations and net changes in assets and liabilities of discontinued operations, First Defiance used $17.9 million in 2002 and generated cash from operations of $18.9 million in 2001. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights, ESOP expense related to the release of ESOP shares in accordance with AICPA SOP 93-6 and increases and decreases in other assets and liabilities.

      In a typical year, the primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. In addition to the ordinary investing activities, in 2003, First Defiance completed the RFC acquisition, which increased cash from investing activities by $70.1 million as deposits acquired exceeded the purchase price plus loans acquired. In 2002, First Defiance realized proceeds from the sale of The Leader of $371.8 million. In considering other investing activities, during 2003 $64.9 million and $22.2 million was realized from the maturity of investment securities and sale of investment securities respectively while $97.4 million was used to fund loan growth and $48.9 million was used to purchase available for sale securities. During 2002, a total of $194.8 million was used to purchase available for sale securities, $39.5 million in proceeds were received from the maturing of available for sale securities and $64.0 million was used to fund loan growth. In 2001 only $5.1 million was invested in investment securities, $6.4 million in proceeds were received from the maturing of available for sale securities and the reduction in the loan portfolio provided $29.3 million in cash.

      Principal financing activities include the gathering of deposits, the utilization of FHLB advances, the sale of securities under agreements to repurchase such securities and borrowings from other banks. In addition, First Defiance also purchased common stock for its treasury. For the year ended December 31, 2003, deposits declined by $37.3 million, primarily do to the Company not replacing $32.0 million of maturing brokered certificates of deposit which were no longer needed. First Defiance also had a $15.3 million decline in deposits in 2002 due to the maturing of $64.3 million of brokered CDs. Cash generated from increased deposit balances was $86.2 million in 2001. Also in 2003, First Defiance borrowed $9 million from the FHLB under long-term advance agreements and an additional $8 million was borrowed on short-term advances. In 2002, the Company repaid $62.2 million of existing advances from the FHLB, borrowed $15 million of new advances from the FHLB and repaid $18.2 million of borrowings from other banks. Also, the Company repurchased $4.4 million and $10.3 million of common stock for treasury in 2003 and 2002 respectively. For additional information about cash flows from First Defiance's operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

      At December 31, 2003, First Defiance had the following commitments to fund deposit, advance and borrowing obligations:

                                                                Maturity Dates by Period at December 31, 2003
                                                ----------------------------------------------------------------------------
                                                                Less than                                           After 5
Contractual Obligations                          Total            1 year          1-3 years        4-5 years          years
----------------------------------------------------------------------------------------------------------------------------
                                                                              (In Thousands)
Savings, checking and demand accounts           $320,132         $320,132         $     --         $     --         $     --
Certificates of deposit                          408,864          301,468           90,725           15,659            1,012
FHLB overnight advances                           11,000           11,000               --               --               --
FHLB fixed advances including interest(1)        208,885            8,851           16,573           24,960          158,501
Securities sold under repurchase agreements       12,267           12,267               --               --               --
Lease obligations                                  2,234              213              349              312            1,360
                                                ----------------------------------------------------------------------------
Total contractual cash obligations              $963,382         $653,931         $107,647         $ 40,931         $160,873
                                                ============================================================================

(1)   Includes principal payments of $153,522 and interest payments of $55,363

      At December 31, 2003, First Defiance had the following commitments to fund loan or line of credit obligations:

                                                                           Amount of Commitment Expiration by Period
                                                Total            -----------------------------------------------------------
                                               Amounts           Less than                                          After 5
Commitments                                   Committed           1 year          1-3 years        4-5 years          years
----------------------------------------------------------------------------------------------------------------------------
                                                                               (In Thousands)
Mortgage loans in process                      $  6,079          $  6,079          $     --         $     --        $     --
Commercial loans in process                      20,195            20,195                --               --              --
Single-family mortgage loan
 originations                                       720               720                --               --              --
Nonmortgage loan originations                    27,237            27,237                --               --              --
Consumer lines of credit                         56,823             3,803             3,661            4,430          44,929
Commercial lines of credit                       65,815            61,933             3,737              145              --
                                               -----------------------------------------------------------------------------

Total commitments                              $176,869          $119,967          $  7,398         $  4,575        $ 44,929
                                               =============================================================================

      In addition to the above commitments, at December31, 2003 First Defiance had commitments to sell $2.0 million of loans held for sale to Freddie Mac.

      To meet its obligations, management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, bank lines and brokered certificates of deposit. At December 31, 2003 First Defiance had $42.4 million capacity under its agreements with the FHLB and other banks.

      Stockholders equity increased by $4.2 million, or 3.5% at December 31, 2003 compared to December 31, 2002. Net income for 2003 was $12.1 million, of which $3.9 million was returned to shareholders in the form of declared dividends ($.65 per share). The decrease in the unrealized gains on available for sale securities decreased equity by $2.4 million. The vesting of Management Recognition Plan shares and the release of ESOP shares increased equity by $50,000 and $1.1 million respectively. Stock option exercises increased equity by approximately $1.7 million. The purchase of 220,521 shares of First Defiance common stock for treasury at an average price of $19.98 per share reduced equity by $4.4 million. The book value of First Defiance's common stock was $19.64 per share at December 31, 2003 compared to $18.73 per share at December 31, 2002. The tangible book value (excluding goodwill and core deposit intangibles) per share was $16.39 and $18.17 per share at December 31, 2003 and 2002. The decline in tangible book value in 2003 is the result of goodwill acquired as part of the RFC acquisition.

      First Defiance is subject to various capital requirements of the Office of Thrift Supervision. At December 31, 2003, First Federal had capital ratios that exceeded the standard to be considered "well capitalized". For additional information about First Federal's capital requirements, see Note 15 to the Consolidated Financial Statements.

Pro Forma Income Statement

      Management does not believe that the reported income from continuing operations for the year ended December 31, 2002 accurately represented the true financial picture of First Defiance because continuing operations for the first three months of 2002 and for all prior periods did not reflect the reinvestment of any of the net proceeds realized from the sale of The Leader.

      The following 2002 pro-forma income statement attempts to present what First Defiance's results from continuing operations would have been for 2002 had the sale of The Leader occurred as of January 1, 2002 and the proceeds invested for the period from January 1, 2002 to April 1, 2002. Management has estimated that additional assets added to the balance sheet as a result of the sale would have been reinvested to yield a weighted average rate of 4.44% for the first quarter of 2002. Also, to the extent possible, management has assumed that proceeds from the sale were used to prepay advances. Dollars are in thousands (except per share amounts).

                                                          Continuing                       Pro Forma
                                                        Operations As      Pro Forma       Continuing
                                                           Reported       Adjustments      Operations
                                                        ----------------------------------------------
Interest income                                            $  46,141        3,043(1)        $  49,184
Interest expense                                              22,044        2,516(2)           24,560
                                                           ---------                        ---------
Net interest income                                           24,097                           24,624
Provision for loan losses                                      1,451                            1,451
                                                           ---------                        ---------
Net interest income after provision                           22,646                           23,173
Non-interest income                                           12,921                           12,921
Non-interest expense                                          26,161                           26,161
                                                           ---------                        ---------
Income before income taxes                                     9,406                            9,933
Income taxes                                                   2,986          185(3)            3,171
                                                           ---------                        ---------

Net income from continuing operations                      $   6,420                        $   6,762
                                                           =========                        =========
Net income per diluted share from continuing
 operations                                                $    0.97                        $    1.02
                                                           =========                        =========

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

      In addition to the identification of specific customer's who may be potential credit problems, management considers its historical losses, the results of independent loan reviews, an assessment of the adherence to underwriting standards, the loss experience being reported by other financial institutions operating in the Company's market area, and other factors in providing reserves against loan balances that have not been specifically classified. While management believes its allowance for loan losses is conservatively determined based on the above factors, it does not believe the allowances to be excessive or unnecessary. Refer to the section entitled Allowance for Loan Losses and Note 2, Statement of Accounting Policies for a further description of the Company's estimation process and methodology related to the allowance for loan losses.

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

      Key assumptions made by management relative to the valuation of mortgage servicing rights include the stratification policy used in valuing servicing, assumptions relative to future prepayments of mortgages, the potential value of any escrow deposits maintained or ancillary income received as a result of the servicing activity and discount rates used to value the present value of a future cash flow stream. The value of mortgage servicing rights is especially vulnerable in a falling interest rate environment. Refer also to the section entitled Mortgage Servicing Rights and Note 2, Statement of Accounting Policies, and Note 9, Mortgage Banking, for a further description of First Defiance's valuation process, methodology and assumptions along with sensitivity analyses.

      SFAS 91 - Deferral of Fees: First Defiance believes that SFAS No. 91 - Deferral of Fees is a critical accounting policy that utilizes estimates in its preparation of its consolidated financial statements. First Defiance accounts for loan origination and commitment fees and certain direct loan origination costs by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan's yield. While the amount of fees to be deferred is generally apparent in the origination of a loan, the amount of costs, especially indirect or allocated costs to defer is a judgment that management makes based various time studies and cost accounting assumptions. Refer to Note 2, Statement of Accounting Policies, for a description of First Defiance's process and methodology.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Asset/Liability Management

      A significant portion of the Company's revenues and net income is derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of the Company's performance due to changes in interest rates. The Company attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. First Defiance does not presently use off balance sheet derivatives to enhance its risk management.

      First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 12 month period, First Defiance's net interest income would increase by just 0.75% over the base case scenario. Were interest rates to fall by 100 basis points during the same 12-month period, the simulation indicates that net interest income would decrease by only 1.44%. It should be noted that other areas of First Defiance's income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

      First Defiance has increased its lending activities in the non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance's non-residential and multi-family real estate loan portfolio increased to $341.4 million, which is split between $62.6 million of fixed-rate loans and $278.8 million of adjustable-rate loans at December 31, 2003. The commercial loan portfolio increased to $120.7 million, which is split between $46.6 million of fixed-rate loans and $74.1 million of adjustable-rate loans at December 31, 2003. Certain of the loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than 7 years. First Defiance also has significant balances of consumer loans ($40.3 million at December 31, 2003) which tend to have a shorter duration than residential mortgage loans, and home equity and improvement loans ($70.0 million at December 31, 2003) which fluctuate with changes in the prime lending rate. Also, to limit its interest rate risk, First Federal sells approximately 90% of its fixed-rate mortgage originations into the secondary market.

      In addition to the simulation analysis, First Federal also prepares an "economic value of equity" ("EVE") analysis. This analysis calculates the net present value of First Federal's assets and liabilities in rate shock environments that range from -100 basis points to +200 basis points. The results of this analysis are reflected in the following table. (In prior years, the rate shock considered a -200 basis point rate shock. However with the low relative level of rates, as of December 31, 2003 a -200 basis rate decline is not meaningful).

                                             December 31, 2003
-----------------------------------------------------------------------------------------------------------------
                                                                                Economic Value of Equity as % of
                                         Economic Value of Equity                     Present Value of Assets
                                ---------------------------------------------------------------------------------
     Change in Rates            $ Amount      $ Change         % Change               Ratio            Change
                                (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------
         + 200 bp                139,339         1,414           1.03%               13.65%            59  bp
         + 100 bp                139,209         1,288           0.93%               13.41%            35  bp
             0 bp                137,921            --             --                13.06%            --
          -100 bp                135,814        (2,107)         (1.53%)              12.66%           (40) bp

      Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2003, First Federal would experience a 1.03% increase in its economic value of equity. If rates would fall by 100 basis points its economic value of equity would decline by 1.53%. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is generally negligible because both its assets and liabilities have relatively short durations and the durations are fairly closely matched. The average duration of its assets at December 31, 2003 was 1.67 years while the average duration of its liabilities was 2.09 years.

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

Item 8 Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition................................45
Consolidated Statements of Income.............................................47
Consolidated Statements of Stockholders' Equity...............................48
Consolidated Statements of Cash Flows.........................................49
Notes to Consolidated Financial Statements....................................51
Report of Independent Auditors................................................99

                         First Defiance Financial Corp.

                 Consolidated Statements of Financial Condition

                                                                December 31
                                                            2003            2002
                                                         --------------------------
                                                               (In Thousands)
Assets
Cash and cash equivalents:
  Cash and amounts due from depository institutions      $   28,020      $   17,263
  Interest-bearing deposits                                   9,763          11,395
                                                         --------------------------
                                                             37,783          28,658
Securities:
  Available-for-sale, carried at fair value                 168,259         209,604
  Held-to-maturity, carried at amortized cost
    (fair value $2,938 and $4,129 at
    December 31, 2003 and 2002, respectively)                 2,776           3,921
                                                         --------------------------
                                                            171,035         213,525

Loans receivable, net of allowance of $8,844
  and $7,496 at December 31, 2003 and 2002,
  respectively                                              735,255         561,041
Loans held for sale                                           5,872          15,336
Mortgage servicing rights                                     3,431           2,090
Accrued interest receivable                                   4,742           4,533
Federal Home Loan Bank stock and other
  interest-earning assets                                    17,766          18,302
Bank Owned Life Insurance                                    17,952          15,144
Premises and equipment                                       23,846          19,958
Real estate and other assets held for sale                      404             206
Goodwill                                                     20,544           3,636
Other assets                                                  1,969           1,816
                                                         --------------------------
Total assets                                             $1,040,599      $  884,245
                                                         ==========================

                                                                            December 31
                                                                        2003              2002
                                                                    -----------------------------
                                                                           (In Thousands)
Liabilities and stockholders' equity
Liabilities:
  Deposits                                                          $   728,996       $   599,573
  Advances from the Federal Home Loan Bank                              164,522           149,096
  Short term borrowings and other interest-bearing liabilities           12,267             4,308
  Advance payments by borrowers                                             231               316
  Deferred taxes                                                          1,859             2,299
  Other liabilities                                                       8,455             8,543
                                                                    -----------------------------
Total liabilities                                                       916,330           764,135

Stockholders' equity:
  Preferred stock, no par value per share:
    5,000 shares authorized; no shares issued
  Common stock, $.01 par value per share:
    20,000 shares authorized;  6,328 and 6,412
    shares outstanding, respectively                                         63                64
  Additional paid-in capital                                             51,144            50,702
  Stock acquired by ESOP                                                 (1,904)           (2,387)
  Deferred compensation                                                     (11)              (30)
  Accumulated other comprehensive income,
    net of tax of $2,163 and $3,477, respectively                         4,017             6,455
  Retained earnings                                                      70,960            65,306
                                                                    -----------------------------
Total stockholders' equity                                              124,269           120,110

                                                                    -----------------------------
Total liabilities and stockholders' equity                          $ 1,040,599       $   884,245
                                                                    =============================

See accompanying notes.

                         First Defiance Financial Corp.

                        Consolidated Statements of Income

                                                                                 Years ended December 31
                                                                            2003           2002           2001
                                                                          --------------------------------------
                                                                          (In Thousands, except per share amount)
Interest income:
  Loans                                                                   $ 41,165       $ 36,871       $ 42,794
  Investment securities                                                      8,491          8,550          3,480
  Interest-bearing deposits                                                    280            720            271
                                                                          --------------------------------------
Total interest income                                                       49,936         46,141         46,545

Interest expense:
  Deposits                                                                  13,435         16,508         20,931
  Federal Home Loan Bank advances and other                                  7,343          5,276          3,609
  Notes payable                                                                 77            260          1,062
                                                                          --------------------------------------
Total interest expense                                                      20,855         22,044         25,602
                                                                          --------------------------------------
Net interest income                                                         29,081         24,097         20,943

Provision for loan losses                                                    1,719          1,451            994
                                                                          --------------------------------------
Net interest income after provision for loan losses                         27,362         22,646         19,949

Non-interest income:
  Service fees and other charges                                             4,480          3,767          3,065
  Insurance commissions                                                      3,712          3,266          2,961
  Dividends on FHLB stock                                                      695            904          1,055
  Gain on sale of loans                                                      7,173          4,565          3,061
  Gain (loss) on sale of securities                                          1,575             21           (137)
  Trust income                                                                 161            117            110
  Income from Bank Owned Life Insurance                                        809            144             --
  Other noninterest income                                                     183            137            105
                                                                          --------------------------------------
Total noninterest income                                                    18,788         12,921         10,220

Non-interest expense:
  Compensation and benefits                                                 16,120         14,104         12,142
  Occupancy                                                                  3,040          2,802          2,728
  SAIF Deposit insurance premiums                                              183            123            124
  State Franchise tax                                                        1,118          1,351          1,306
  Data processing                                                            1,841          1,457          1,402
  Amortization of mortgage servicing rights                                  1,998          1,439            392
  Impairment (recovery) of mortgage servicing rights                          (746)           517            829
  Amortization and impairment of goodwill and other intangibles                 70            200            314
  Other noninterest expense                                                  4,754          4,168          3,711
                                                                          --------------------------------------
Total noninterest expense                                                   28,378         26,161         22,948
                                                                          --------------------------------------

Income before income taxes                                                  17,772          9,406          7,221
Federal income taxes                                                         5,690          2,986          2,423
                                                                          --------------------------------------
Income from continuing operations                                           12,082          6,420          4,798
Discontinued operations, net of tax                                             --          8,853          8,818
                                                                          --------------------------------------
Income before cumulative effect of a change in accounting principle         12,082         15,273         13,616
Cumulative effect of change in method of accounting for goodwill                --           (194)            --
                                                                          --------------------------------------
Net income                                                                $ 12,082       $ 15,079       $ 13,616
                                                                          ======================================

Earnings per share:
  Basic
    From continuing operations                                            $   2.00       $   1.01       $   0.74
    Discontinued operations, net of tax                                         --       $   1.39       $   1.37
    Cumulative effect of change in method of accounting for goodwill            --       ($  0.03)            --
    Net income                                                            $   2.00       $   2.37       $   2.11
  Diluted
    From continuing operations                                            $   1.91       $   0.97       $   0.72
    Discontinued operations, net of tax                                         --       $   1.34       $   1.33
    Cumulative effect of change in method of accounting for goodwill            --       ($  0.03)            --
    Net income                                                            $   1.91       $   2.28       $   2.05
Dividends declared per share                                              $   0.65       $   0.54       $   0.49

See accompanying notes.

                         First Defiance Financial Corp.

                 Consolidated Statements of Stockholders' Equity

                                 (In Thousands)

                                                                           Stock Acquired By
                                                                          -------------------- Accumulated
                                                                                    Management    Other
                                              Common Stock    Additional             Recogni-   Comprehen-                 Total
                                            ----------------    Paid-In                 tion       sive      Retained  Stockholders'
                                            Shares    Amount    Capital     ESOP        Plan      Income     Earnings     Equity
                                            ----------------------------------------------------------------------------------------
Balance at January 1, 2001                   6,864    $   69   $ 53,512   $ (3,238)   $  (204)   $     47    $ 49,287   $  99,473
  Comprehensive income:
    Net income                                  --        --         --         --         --          --      13,616      13,616
    Change in net unrealized gains and
      losses on available-for-sale
      securities, net of income taxes
      of $461                                   --        --         --         --         --         716          --         716
                                                                                                                        ---------
  Total comprehensive income                                                                                               14,332
  ESOP shares released                          --        --        173        425         --          --          --         598
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $63         --        --         63         --        122          --          --         185
  Shares issued under stock option plan,
    net of  income tax benefit of $94           41        --        360         --         --          --          --         360
  Acquisition of common stock for treasury     (51)       --       (383)        --         --          --        (365)       (748)
  Dividends declared                            --        --         --         --         --          --      (3,179)     (3,179)
                                            -------------------------------------------------------------------------------------
Balance at December 31, 2001                 6,854        69     53,725     (2,813)       (82)        763      59,359     111,021
  Comprehensive income:
    Net income                                  --        --         --         --         --          --      15,079      15,079
    Change in net unrealized gains and
      losses on available-for-sale
      securities, net of income taxes
      of $3,075                                 --        --         --         --         --       5,692          --       5,692
                                                                                                                        ---------
  Total comprehensive income                                                                                               20,771
  ESOP shares released                          --        --        357        426         --          --          --         783
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $36         --        --         36         --         52          --          --          88
  Shares issued under stock option plan,
    net of income tax benefit of $290          108         1      1,170         --         --          --          --       1,171
  Acquisition of common stock for treasury    (550)       (6)    (4,586)        --         --          --      (5,683)    (10,275)
  Dividends declared                            --        --         --         --         --          --      (3,449)     (3,449)
                                            -------------------------------------------------------------------------------------
Balance at December 31, 2002                 6,412        64     50,702     (2,387)       (30)      6,455      65,306     120,110
  Comprehensive income:
    Net income                                  --        --         --         --         --          --      12,082      12,082
    Change in net unrealized gains and
      losses on available-for-sale
      securities, net of income taxes
      of $(1,314) (a)                           --        --         --         --         --      (2,438)         --      (2,438)
                                                                                                                        ---------
  Total comprehensive income                                                                                                9,644
  ESOP shares released                         596       483         --         --         --          --          --       1,079
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $31         --        --         31         --         19          --          --          50
  Shares issued under stock option plan,
    net of income tax benefit of $236          137         1      1,730         --         --          --          --       1,731
  Acquisition of common stock for treasury    (221)       (2)    (1,915)        --         --          --      (2,489)     (4,406)
  Dividends declared                            --        --         --         --         --          --      (3,939)     (3,939)
                                            -------------------------------------------------------------------------------------
Balance at December 31, 2003                 6,328    $   63   $ 51,144   $ (1,904)   $   (11)   $  4,017    $ 70,960   $ 124,269
                                            =====================================================================================

(a) Net of reclassification adjustments. Reclassification adjustments represent net unrealized gains (losses) as of December 31 of the prior year on securities available for sale that were sold during the current year. The reclassification adjustments was $1,393,000 ($905,000 after tax) in 2003.

See accompanying notes.

                         First Defiance Financial Corp.

                      Consolidated Statements of Cash Flows

                                                                                Years ended December 31
                                                                          2003            2002            2001
                                                                       -----------------------------------------
                                                                                    (In Thousands)
Operating activities
Net income                                                             $  12,082       $  15,079       $  13,616
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                              1,719           1,451             994
    Provision for depreciation                                             1,645           1,605           1,603
    Net securities amortization                                              988             695              33
    Amortization of mortgage servicing rights                              1,998           1,439             392
    Net impairment (recovery) of mortgage servicing rights                  (746)            517             829
    Amortization of goodwill                                                  --              --             314
    Amortization of core deposit intangible                                   70              --              --
    Net impairment of goodwill                                                --             438              --
    Gain on sale of loans                                                 (7,173)         (4,565)         (3,061)
    Gain on sale of discontinued operations                                   --         (16,912)             --
    Amortization of Management Recognition Plan
      deferred compensation                                                   50              88             185
    Release of ESOP shares                                                 1,079             783             598
    (Gains) losses on sales of securities                                 (1,575)            (21)            137
    Deferred federal income tax (credit)                                     874            (437)            207
    Proceeds from sale of loans                                          310,310         197,249         190,352
    Origination of mortgage servicing rights                              (2,593)         (2,225)         (1,911)
    Origination of loans held for sale                                  (293,673)       (207,348)       (187,862)
    (Decrease) increase in interest receivable and other assets           (2,727)        (17,998)            634
    Decrease in assets held for sale                                          --              12           1,006
    Decrease in liabilities held for sale                                     --              --            (186)
    Increase in assets of discontinued operations                             --         (40,479)        (80,728)
    Decrease in liabilities of discontinued operations                        --              --         (18,240)
    (Decrease) increase in accrued interest and other liabilities           (782)         (4,638)          1,016
                                                                       -----------------------------------------
Net cash provided by operating activities                                 21,546         (75,267)        (80,072)

Investing activities
Proceeds from maturities of held-to-maturity securities                    1,125           1,623           2,089
Proceeds from maturities of available-for-sale securities                 64,852          39,523           6,395
Proceeds from sale of available-for-sale securities                       22,233           2,459           3,919
Proceeds from sale of real estate and other assets held for sale             338             597             296
Proceeds from sale of office properties and equipment                         --              --              27
Proceeds from sale of discontinued operations                              1,228         371,772              --
Purchases of available-for-sale securities                               (48,885)       (194,766)         (5,120)
Purchases of Federal Home Loan Bank stock                                   (692)           (767)         (1,055)
Purchases of office properties and equipment                              (3,506)         (1,500)         (1,652)
Acquisition of banking center offices                                     70,132              --              --
Net (increase) decrease in loans receivable                              (97,376)        (64,018)         29,336
                                                                       -----------------------------------------
Net cash provided by investing activities                              $   9,449       $ 154,923       $  34,235

                         First Defiance Financial Corp.

                                                                                Years ended December 31
                                                                          2003            2002            2001
                                                                       -----------------------------------------
Financing activities
Net (decrease) increase in deposits                                      (37,343)        (15,349)         86,172
Repayment of Federal Home Loan Bank long-term advances                    (1,574)        (25,206)           (454)
Repayment of term notes payable                                              (10)            (39)            (36)
Net increase (decrease) in Federal Home Loan Bank
  short-term advances                                                      8,000         (37,000)       (116,500)
Net increase (decrease) in short-term line of credit                          --         (18,250)          6,250
Proceeds from Federal Home Loan Bank long-term advances                    9,000          15,000          90,000
Increase in securities sold under repurchase agreements                    6,671           4,299              --
Purchase of common stock for treasury                                     (4,406)        (10,275)           (748)
Cash dividends paid                                                       (3,939)         (3,449)         (3,109)
Proceeds from exercise of stock options                                    1,731           1,171             360
                                                                       -----------------------------------------
Net cash (used in) provided by financing activities                      (21,870)        (89,098)         61,935
                                                                       -----------------------------------------

Increase (decrease) in cash and cash equivalents                           9,125          (9,442)         16,098
Cash and cash equivalents at beginning of period                          28,658          38,100          22,002
                                                                       -----------------------------------------
Cash and cash equivalents at end of period                             $  37,783       $  28,658       $  38,100
                                                                       =========================================

Supplemental cash flow information
Interest paid                                                          $  21,047       $  21,337       $  25,694
                                                                       =========================================
Income taxes paid                                                      $   5,063       $  14,260       $   8,520
                                                                       =========================================
Transfers from loans to real estate
  and other assets held for sale                                       $     536       $     667       $     391
                                                                       =========================================
Noncash operating activities
Change in deferred taxes on net unrealized gains or
  losses on available-for-sale securities                              $  (1,314)      $   3,075       $    (461)
                                                                       =========================================
Noncash investing activities
Increase (decrease) in net unrealized gain or (loss) on
  available-for-sale securities                                        $  (3,752)      $   8,784       $   1,177
                                                                       =========================================
Noncash financing activities
Cash dividends declared but not paid                                   $   1,220       $     920       $     848
                                                                       =========================================

See accompanying notes.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

1. Basis of Presentation

First Defiance Financial Corp. (First Defiance) is a holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest, Defiance Ohio (First Federal) and First Insurance & Investments (First Insurance). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository and trust services. First Federal is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. First Federal's wholly owned mortgage banking company, The Leader Mortgage Company, LLC, was sold to US Bancorp in a transaction that was completed on April 1, 2002.

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

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB). Cash and amounts due from depository institutions includes required balances at the FHLB and Federal Reserve of approximately $713,000 and $1.8 million, respectively, at December 31, 2003.

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

Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity until realized. Realized gains and losses, and unrealized losses judged to be other-than-temporary are included in gains (losses) on sale of securities. The cost of mutual funds sold is based on the average cost method. The cost of all other securities sold is based on the specific identification method.

Currently, First Defiance invests in derivative securities as part of the overall asset and liability management process. Such derivative securities are disclosed in Note 6 and include agency step-up, REMIC and CMO investments. Such investments are not classified by management as high risk at December 31, 2003 and do not present risk significantly different than other mortgage-backed or agency securities.

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

Interest receivable is accrued on loans and credited to income as earned. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. The accrual of interest on these loans is generally resumed after a pattern of repayment has been established.

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance when in management's estimation it is unlikely that the loan will be collected, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The determination of whether a loan is considered past due or delinquent is based on the contractual payment terms.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Marketing Costs

Marketing costs totaled $524,000, $504,000, and $463,000 in 2003, 2002, and
2001, respectively, and are expensed as incurred.

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

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

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

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Goodwill and Other Intangibles

Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized on an accelerated basis over the estimated lives of the existing deposit relationships acquired, but not exceeding 10 years. Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance is First Federal Bank and First Insurance. At December 31, 2003 goodwill totaled $16.1 million and core deposit intangibles were $703,000 at First Federal and goodwill totaled $3.7 million at First Insurance. Core deposit intangibles are amortized over the life of the related deposits, not to exceed ten years. Amortization expense in 2003 was $70,000. Goodwill is not subject to amortization but its value is assessed annually to determine if there is any impairment of value.

Effective January 1, 2002, First Defiance adopted Statement of Financial Accounting Standard (SFAS) No 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized, but is subject to an annual impairment test. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The Company completes annual testing for impairment of goodwill. If an impairment loss is determined in the future, the loss will be reflected as an expense in the statement of operations in the period in which the impairment was determined. The impact on the statement of income from the adoption of SFAS No. 142 in included in Note 21.

Stock Options

At December 31, 2003, the Company had three stock-based compensations plans, which are more fully described in Note 18. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation and has been determined as if First Defiance had accounted for its employee stock-based compensation plans under the fair value method of that Statement. Under the fair-value based method, compensation cost is measured at the grant date based upon the value of the award and recognized over the service period. For purposes of the pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period.

The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted on First Defiance common stock:

                                                           December 31
                                               2003            2002            2001
                                            -----------------------------------------
      Risk free interest rate                    5.65%           5.74%           5.70%
      Dividend yield                             2.97%           2.93%           3.01%
      Volatility factors of expected
         market price of stock                  0.266%          0.269%          0.268%
      Weighted average expected life         8.71 years      8.62 years      8.65 years
      Weighted average grant date fair
         value of options granted           $    3.53       $    3.44       $    3.38

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Based upon the above assumptions, pro forma net income and earnings per share are computed as follows:

                                                         Years ended December 31
                                                    2003           2002           2001
                                                  --------------------------------------
      Net income from continuing operations,
         as reported                              $ 12,082       $  6,420       $  4,798
      Stock-based compensation using the
         fair value method, net of tax                (186)          (197)          (210)
                                                  --------------------------------------
      Pro forma net income from
         continuing operations                    $ 11,896       $  6,223       $  4,588
                                                  ======================================
      Pro forma earnings per share:
         Basic                                    $   1.97       $   0.97       $   0.71
                                                  ======================================
         Diluted                                  $   1.88       $   0.94       $   0.69
                                                  ======================================

The pro forma effects for 2003, 2002 and 2001 are not likely to be representative of the pro forma effects for future years.

Accounting for Derivative Instruments and Hedging Activities

First Defiance's accounting policies for derivative instruments and hedging activities reflect the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments, which are comprised of interest rate locks issued to customers and commitment to sell mortgage loans in the secondary market, are carried at fair value on the balance sheet. When the special hedge accounting criteria are met, offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability are deferred and recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are recognized in earnings as they occur.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Recent Accounting Pronouncements

Medicare Prescription Law

In December 2003, the FASB issued guidance that requires disclosure that acknowledges the issuance of this new law and the fact that it may affect a company's accumulated postretirement benefit obligation and net postretirement benefit cost. The required disclosure for First Defiance is presented in Note 14.

Other-than-Temporary Impairment

In November 2003, the EITF finalized EITF No. 03-01, The Meaning of Other than Temporary Impairment and its Application to Certain Investments, which requires certain disclosures for impaired securities accounted for under SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities, for which an other-than-temporary impairment has not been recognized. The required disclosure for First Defiance is presented in Note 6.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for issuers to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that would previously have been classified as equity to be classified as liabilities. The guidance was effective for financial instruments entered into or modified after May 31, 2003 and otherwise became effective for First Defiance on July 1, 2003. The application of SFAS No. 150 did not have any material effect on the Company's financial condition or results of operations.

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

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

The standard is effective for the Company beginning January 1, 2003, and its adoption did not have any material effect on the Company's results of operations, financial position or liquidity.

Accounting for Costs Associated with Exit or Disposal Activities

SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities, was issued in June 2002 and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 address the accounting and reporting for one-time employee termination benefits, certain contract termination costs and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. SFAS No. 146 was effective for exit or disposal activities that initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 prospectively as of January 1, 2003.

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

FIN No. 45's disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

The Company has included FIN No. 45's required disclosures in Note 7. FIN No. 45 recognition and measurement provisions had no material impact on the Company's results of operations, financial position or liquidity when adopted by the Company on January 1, 2003.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected loss and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued modifications to FIN No. 46 to provide additional scope exceptions, address certain implementation issues and promote a more consistent application of the provisions. Revised FIN No. 46 supercedes FIN No. 46 and will be adopted by the Company in the first quarter of 2004. As of December 31, 2003, the Company was not party to any VIEs. The provisions of FIN No. 46, as revised, are not expected to have any material impact on results of operation or financial position.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the AICPA issued a Statement of Position that addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (structured as loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. As required by this pronouncement, the Company will adopt this guidance for loans acquired after December 31, 2004. Adoption of this guidance is not expected to have any material effect on the Company's financial condition or results of operations.

                         First Defiance Financial Corp.

3. Acquisition of Banking Center Offices

On February 22, 2003, First Defiance entered into a purchase and assumption agreement with RFC Banking Company and its parent Rurban Financial Corp. to acquire banking center offices located in Findlay, Ottawa and McComb, Ohio and related deposit liabilities, certain loans and other assets associated with the business of those branches.

On June 6, 2003, First Defiance completed the purchase of the banking center offices and the reported results include the operations of these acquired banking centers assets and liabilities from that acquisition date and thereafter. Total deposits acquired through the acquisition were $166.7 million. Additionally, loan balances acquired by First Defiance in the transaction were approximately $79 million, which included $35.4 million of non-residential real estate loans, $16.8 million of commercial loans, $3.6 million of consumer loans, $1.8 million of home equity loans and $21.4 million of residential mortgages. Other assets acquired included $2.0 million of premises and equipment and $443,000 of interest receivable and other assets. Cash received, net of the premium paid, was $70.1 million. Total consideration for the acquisition was 10.5% of acquired non-brokered deposits plus an agreed upon amount for all furnishings and equipment.

As of the final closing, First Defiance paid a net premium of $12.5 million and recorded fair value increases (reductions) on acquired loans of ($1.2) million and acquired deposits of $2.3 million to record them at fair value and recorded transaction costs and other adjustments of approximately $900,000. These items resulted in total intangibles of $16.9 million including goodwill of $16.1 million and a core deposit intangible of $772,000. The core deposit is being amortized over 10 years and goodwill was recorded in accordance with SFAS No. 142 and accordingly is not subject to amortization. All intangible assets acquired as part of this acquisition are deductible for Federal income tax purposes over 15 years.

                         First Defiance Financial Corp.

4. Discontinued Operations

On April 1, 2002, First Defiance competed the sale of The Leader Mortgage Company, LLC to US Bancorp. Discontinued operations as reported include the operating results of The Leader for the periods owned, the gain realized by the Company from the sale of The Leader, net of all expenses of the sale, and the cost to the Company for early payment of certain FHLB advances and other expenses. The components of discontinued operations for 2002 and 2001 were as follows (in thousands):

                                                             2002           2001
                                                          -----------------------
      Operations of The Leader                            $  4,316       $ 15,343
      Net interest income (expense) allocated
         to discontinued operations                         (1,250)        (1,365)
      Gain from sale of The Leader                          16,959             --
      Cost to terminate financing and other expenses
         associated with discontinued operations            (1,225)            --
                                                          -----------------------
      Income from discontinued operations                   18,800         13,978
         before income tax
      Income tax on discontinued operations                  9,947          5,160
                                                          -----------------------
      Income from discontinued operations                 $  8,853       $  8,818
                                                          =======================

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

                         First Defiance Financial Corp.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                             2003           2002           2001
                                                          ----------------------------------------
                                                          (In Thousands, except per share amounts)
      Numerator for basic and diluted earnings
         per share-income from continuing
         operations                                         $12,082        $ 6,420        $ 4,798
                                                            =====================================
      Denominator:
         Denominator for basic earnings per
            share-weighted-average shares                     6,036          6,359          6,464
         Effect of dilutive securities:
            Employee stock options                              277            236            149
            Unvested Management Recognition
              Plan stock                                          6             14             33
                                                            -------------------------------------
            Dilutive potential common shares                    283            250            182
                                                            -------------------------------------
            Denominator for diluted earnings per
              share-adjusted weighted-average shares          6,319          6,609          6,646
                                                            =====================================
      Basic earnings per share from
         continuing operations                              $  2.00        $  1.01        $  0.74
                                                            =====================================
      Diluted earnings per share from
         continuing operations                              $  1.91        $  0.97        $  0.72
                                                            =====================================

                         First Defiance Financial Corp.

6. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

                                                                                   December 31, 2003
                                                                 --------------------------------------------------------
                                                                                 Gross             Gross
                                                                 Amortized     Unrealized       Unrealized         Fair
                                                                    Cost         Gains            Losses           Value
                                                                 --------------------------------------------------------
                                                                                     (In Thousands)
      Available-for-sale securities:
         U.S. Treasury securities and obligations
            of U.S. Government corporations and agencies         $ 72,907        $  3,980        $     12        $ 76,875
         Corporate bonds                                            7,210             506              --           7,716
         Mortgage-backed securities                                19,621             169              38          19,752
         REMICs                                                     8,994              22              54           8,962
         Collateralized mortgage obligations                       14,687              53              21          14,719
         Trust preferred stock                                      7,238              84              --           7,322
         Equity securities                                             69               9              --              78
         Obligations of state and political
            subdivisions                                           31,352           1,504              21          32,835
                                                                 --------------------------------------------------------
         Totals                                                  $162,078        $  6,327        $    146        $168,259
                                                                 ========================================================

      Held-to-maturity securities:
         FHLMC certificates                                      $    603        $     25        $      1        $    627
         FNMA certificates                                          1,174              16               6           1,184
         GNMA certificates                                            409              11              --             420
         Obligations of states and political subdivisions             590             117              --             707
                                                                 --------------------------------------------------------
         Totals                                                  $  2,776        $    169        $      7        $  2,938
                                                                 ========================================================

                         First Defiance Financial Corp.

6. Investment Securities (continued)

                                                                                    December 31, 2002
                                                                 --------------------------------------------------------
                                                                                  Gross           Gross
                                                                 Amortized      Unrealized      Unrealized        Fair
                                                                    Cost          Gains           Losses          Value
                                                                 --------------------------------------------------------
                                                                                      (In Thousands)
      Available-for-sale securities:
         U.S. Treasury securities and obligations
            of U.S. Government corporations and agencies
                                                                 $ 95,462        $  6,373        $      2        $101,833
         Corporate bonds                                           25,720           1,733              --          27,453
         Adjustable Rate Mortgage-backed security mutual            2,109              --              54           2,055
            funds
         Mortgage-backed securities                                15,169             269              --          15,438
         REMICs                                                    12,636             232              --          12,868
         Collateralized mortgage obligations                       11,380             201              42          11,539
         Trust preferred stock                                      7,238              53              55           7,236
         Equity securities                                             69              --               2              67
         Obligations of state and political
            subdivisions                                           29,890           1,283              58          31,115
                                                                 --------------------------------------------------------
         Totals                                                  $199,673        $ 10,144        $    213        $209,604
                                                                 ========================================================

      Held-to-maturity securities:
         FHLMC certificates                                      $  1,004        $     32        $      3        $  1,033
         FNMA certificates                                          1,691              29               6           1,714
         GNMA certificates                                            636              25              --             661
         Obligations of states and political subdivisions             590             131              --             721
                                                                 --------------------------------------------------------
         Totals                                                  $  3,921        $    217        $      9        $  4,129
                                                                 ========================================================

The amortized cost and fair value of securities at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                         First Defiance Financial Corp.

6. Investment Securities (continued)

                                             Available-for-Sale              Held-to-Maturity
                                          ------------------------       -------------------------
                                          Amortized          Fair        Amortized           Fair
                                             Cost           Value           Cost            Value
                                          --------------------------------------------------------
                                                              (In Thousands)
      Due in one year or less             $ 12,448        $ 12,656        $     69        $     73
      Due after one year through
         five years                         41,112          43,834             290             337
      Due after five years through
         ten years                          52,314          55,240             292             366
      Due after ten years                   56,135          56,451           2,125           2,162
                                          --------------------------------------------------------
                                           162,009         168,181           2,776           2,938

      Equity securities                         69              78              --              --
                                          --------------------------------------------------------
      Totals                              $162,078        $168,259        $  2,776        $  2,938
                                          ========================================================

Investment securities with carrying amounts of $105.2 million and $78.8 million at December 31, 2003 and 2002, respectively, were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances and for other purposes required or permitted by law.

                         First Defiance Financial Corp.

6. Investment Securities (continued)

The following table summarizes First Defiance's securities that were in an unrealized loss position at December 31, 2003:

                                             Duration of Unrealized Loss Position
                                     -----------------------------------------------------
                                      Less than 12 Months            12 Month or Longer                   Total
                                     ----------------------        -----------------------       -----------------------
                                                    Gross                          Gross
                                      Fair       Unrealized          Fair       Unrealized         Fair       Unrealized
                                      Value         Loss            Value          Loss            Value         Loses
                                     -----------------------------------------------------------------------------------
                                                                       (In Thousands)
Available-for-sale securities:
   U.S. Treasury securities and
      obligations of U.S.
      Government corporations
      and agencies                   $             $               $   1,349       $   (12)       $   1,349      $   (12)
   Mortgage-backed securities                                         11,171           (38)          11,171          (38)
   Collateralized mortgage
      obligations                                                     13,164           (75)          13,164          (75)
   Obligations of state and
      political subdivisions                                           4,144           (21)           4,144          (21)
Held to maturity securities:
   Mortgage-backed securities                                            374            (7)             374           (7)
                                     -----------------------------------------------------------------------------------
 Total temporarily impaired
   securities                        $      --     $   --          $  30,202       $  (153)       $  30,202      $  (153)
                                     ===================================================================================

The above securities all have fixed interest rates and defined maturities. Their fair value is sensitive to movements in market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position.

                         First Defiance Financial Corp.

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

The Company's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

                                          2003            2002
                                       ------------------------

      Commercial                       $113,247        $103,984
      Real estate                         6,799          17,537
      Consumer                           56,823          41,555
      Standby letters of credit           3,550           2,997
                                       ------------------------
      Total                            $180,419        $166,073
                                       ========================

Lease Agreements

The Company has entered into lease agreements covering First Insurance's main office, one banking center location and the land on which one banking center was constructed and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

                         First Defiance Financial Corp.

7. Commitments and Contingent Liabilities (continued)

Lease Agreements (continued)

Future minimum commitments under non-cancelable operating leases are as follows (in thousands):

                2004                               $      213
                2005                                      183
                2006                                      166
                2007                                      156
                2008                                      156
                Thereafter                              1,360

Rentals under operating leases and data processing costs amounted to $195,000, $169,000 and $131,000 in 2003, 2002 and 2001, respectively.

8. Loans Receivable

                                                                             December 31
                                                                         2003            2002
                                                                       ------------------------
                                                                            (In Thousands)
      Loans receivable consist of the following at December 31:
         Real estate loans:
            Secured by single family residential                       $162,111        $142,355
            Secured by multi-family residential                          30,322          32,324
            Secured by non-residential real estate                      311,101         195,431
            Construction                                                 16,830          15,357
                                                                       ------------------------
                                                                        520,364         385,467
         Other loans:
            Automobile                                                   31,043          30,229
            Commercial                                                  120,677         104,070
            Home equity and improvement                                  70,038          49,890
            Other                                                         9,214           7,349
                                                                       ------------------------
                                                                        230,972         191,538
                                                                       ------------------------
      Total loans                                                       751,336         577,005

      Deduct:
         Undisbursed loan funds                                           6,079           7,256
         Net deferred loan origination fees and costs                     1,158           1,212
         Allowance for loan losses                                        8,844           7,496
                                                                       ------------------------
      Totals                                                           $735,255        $561,041
                                                                       ========================

                         First Defiance Financial Corp.

8. Loans Receivable (continued)

Changes in the allowance for loan losses were as follows:

                                                 Years ended December 31
                                             2003          2002          2001
                                            ----------------------------------
                                                      (In Thousands)

      Allowance at beginning of year        $7,496        $6,548        $6,330

      Provision for credit losses            1,719         1,451           994
      Charge-offs                              725           720         1,033
      Recoveries                               354           217           257
                                            ----------------------------------
      Net charge-offs                          371           503           776
                                            ----------------------------------
      Ending allowance                      $8,844        $7,496        $6,548
                                            ==================================

Unpaid balances of loans with contractual payments delinquent 90 days or more totaled $2.5 million at December 31, 2003 and $2.5 million at December 31, 2002. First Federal does not anticipate any significant losses in the collection of these delinquent loans in excess of the allowance for loan losses.

Impaired loans having recorded investments of $563,000 at December 31, 2003 and $593,000 at December 31, 2002 have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 2003 and 2002 was $892,000 and $697,000, respectively. The total allowance for loan losses related to these loans was $297,000 and $359,000 at December 31, 2003 and 2002. There was $29,000 of
interest received and recorded in income during 2003 on impaired loans including interest received and recorded in income prior to such impaired loan designation. There was $46,000 recorded in 2002 and $40,000 recorded in 2001. Loans having carrying values of $536,000 and $667,000 were transferred to real estate and other assets held for sale in 2003 and 2002, respectively.

                         First Defiance Financial Corp.

8. Loans Receivable (continued)

First Defiance is not committed to lend additional funds to debtors whose loans have been modified.

Interest income on loans is as follows:

                                                   Years ended December 31
                                              2003           2002           2001
                                            -------------------------------------
                                                       (In Thousands)
      Commercial and non-residential
         real-estate loans                  $28,145        $22,099        $21,251
      Mortgage loans                          7,144          9,088         14,656
      Other loans                             5,876          5,684          6,887
                                            -------------------------------------
      Totals                                $41,165        $36,871        $42,794
                                            =====================================

There are no industry concentrations (exceeding 10% of gross loans) in First Federal's non-residential real estate and commercial loan portfolios. The Company's loans receivable are primarily to borrowers in the Northwest Ohio, Northeast Indiana or Southeast Michigan areas.

                         First Defiance Financial Corp.

9. Mortgage Banking

The unpaid principal balance of residential mortgage loans serviced for third parties was $433.1 million at December 31, 2003 compared to $324.9 million at December 31, 2002.

                                                                Years ended December 31
                                                           2003            2002            2001
                                                         ---------------------------------------
                                                                     (In Thousands)
      Mortgage servicing assets:
         Balance at beginning of period                  $ 3,442         $ 2,656         $ 1,137
         Loans sold, servicing retained                    2,593           2,225           1,911
         Amortization                                     (1,998)         (1,439)           (392)
                                                         ---------------------------------------
      Carrying value before valuation                      4,037           3,442           2,656
         allowance at end of period

      Valuation allowance:
         Balance at beginning of period                   (1,352)           (835)             (6)
         Impairment recovery (charges)                       746            (517)           (829)
                                                         ---------------------------------------
         Balance at end of period                           (606)         (1,352)           (835)
                                                         ---------------------------------------
      Net carrying value of MSRs at end of period        $ 3,431         $ 2,090         $ 1,821
                                                         =======================================
      Fair value of MSRs at end of period                $ 3,573         $ 2,116         $ 1,821
                                                         =======================================

The Company's servicing portfolio is comprised of the following:

                                                  December 31
                                       2003                           2002
                           ----------------------------    ----------------------------
                            Number of        Principal     Number of         Principal
                              Loans         Outstanding      Loans          Outstanding
                           ------------------------------------------------------------
                                              (Dollars in Thousands)
      Fannie Mae                  682       $    43,247      1,432         $    106,070
      Freddie Mac               4,705           389,886      2,864              218,854
                           ------------------------------------------------------------
      Totals                    5,387       $   433,133      4,296         $    324,924
                           ============================================================

Significant assumptions at December 31, 2003 used in determining the value of MSRs include a weighted average prepayment rate of 302 PSA and a weighted average discount rate of 8.75%.

                         First Defiance Financial Corp.

9. Mortgage Banking (continued)

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2003 is presented below. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

                                                               10% Adverse     20% Adverse
                                                                  Change          Change
                                                               ---------------------------
                                                                  (Dollars in Thousands)
      Assumption:
         Decline in fair value from increase
            in prepayment rate                                    $   170        $   326
         Declines in fair value from increase
            in discount rate                                           98            190

10. Premises and Equipment

Premises and equipment are summarized as follows:

                                                                       December 31
                                                                   2003            2002
                                                                  ----------------------
                                                                      (In Thousands)
      Cost:
         Land                                                     $ 3,348        $ 3,125
         Buildings                                                 18,221         16,640
         Leasehold improvements                                       467            466
         Furniture, fixtures and equipment                         11,091          9,914
         Construction in process                                    2,625             71
                                                                  ----------------------
                                                                   35,752         30,216
         Less allowances for depreciation and amortization         11,906         10,258
                                                                  ----------------------
                                                                  $23,846        $19,958
                                                                  ======================

There was $10,000 of interest capitalized in 2003 and $14,000 in 2002.

                         First Defiance Financial Corp.

11. Deposits

The following schedule sets forth interest expense by type of savings deposit:

                                                       Years ended December 31
                                                  2003           2002           2001
                                                -------------------------------------
                                                           (In Thousands)
      Checking and money market accounts        $ 1,466        $ 2,702        $ 3,871
      Savings accounts                              169            366            569
      Certificates of deposit                    11,810         13,454         16,491
                                                -------------------------------------
                                                 13,445         16,522         20,931
      Less interest capitalized                      10             14             --
                                                -------------------------------------
      Totals                                    $13,435        $16,508        $20,931
                                                =====================================

Interest paid on brokered or national certificates of deposit in the amount of $799,000 in 2002, and $4.2 million in 2001 were reclassified to discontinued operations as they were used to fund operations of The Leader.

At December 31, 2003, accrued interest payable amounted to $536,000, which was comprised of $520,000 and $16,000 for certificates of deposit and checking and money market accounts respectively.

A summary of deposit balances is as follows:

                                                       December 31
                                                   2003             2002
                                                 -------------------------
      (In Thousands)

      Savings accounts                           $ 51,767         $ 39,363
      Checking accounts                           119,674           85,254
      Money market demand accounts                148,691          129,036
      Certificates of deposit                     408,864          345,920
                                                 -------------------------
                                                 $728,996         $599,573
                                                 =========================

                         First Defiance Financial Corp.

11. Deposits (continued)

Scheduled maturities of certificates of deposit are as follows:

                                                         December 31,
                                                             2003
                                                        --------------
                                                        (In Thousands)

        2004                                            $      301,468
        2005                                                    67,074
        2006                                                    23,651
        2007                                                    11,095
        2008                                                     4,564
        2009 and thereafter                                      1,012
                                                        --------------
        Total                                           $      408,864
                                                        ==============

At December 31, 2003 and 2002, deposits of $178.8 million and $139.3 million, respectively, were in excess of the $100,000 Federal Deposit Insurance Corporation insurance limit. At December 31, 2003 and 2002, $44.6 million and $22.9 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000. In addition, First Federal has a $7,000,000 depository bond with the State of Ohio, which can be pledged as collateral against public deposits for certificates in excess of $100,000.

12. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities and certain multi-family or non-residential real estate loans as security for these advances. Advances secured by investment securities must have collateral to exceed borrowing by 105%. Advances secured by residential mortgages must have collateral to exceed borrowings by 125%. Advances secured by multi-family or non-residential real estate loans securities must have 300% collateral. The total level of borrowing is also limited to 50% of total assets. Total loans pledged to the FHLB at December 31, 2003 were $364.0 million. First Federal has a maximum potential to acquire advances of approximately $196.8 million from the FHLB.

                         First Defiance Financial Corp.

12. Advances from Federal Home Loan Bank (continued)

As of December 31, 2003, the FHLB has made a series of advances totaling $120.0 million to First Defiance that have fixed maturity dates but are callable at the option of the FHLB on a specified date and quarterly thereafter. The terms of these advances are as follows (in thousands):

         Balance        Interest Rate         Call Date           Maturity Date
      -------------------------------------------------------------------------

      $    15,000           5.44%              01/26/04             10/23/13
           10,000           5.84%              03/01/04             09/01/10
           20,000           4.61%              01/20/04             10/21/13
           10,000           4.71%              02/07/04             11/07/13
           15,000           4.52%              01/10/04             01/10/11
           10,000           4.76%              01/10/04             01/10/11
           10,000           4.93%              02/02/04             02/02/11
           20,000           4.07%              03/08/04             03/08/11
           10,000           5.14%              03/08/04             03/08/11

The rates on certain of the above advances were renegotiated with the FHLB during 2003 in exchange for extending the maturity date.

The FHLB has made advances totaling $17.0 million to First Defiance that have fixed maturity dates but which are callable after the call date only when three-month LIBOR rates exceed the agreed upon strike rate in the advance contract. The terms of these advances are as follows (in thousands):

                    Interest                  Maturity
      Balance         Rate      Call Date       Date       LIBOR "Strike" Rate
     -------------------------------------------------------------------------

     $    7,000      3.54%      01/15/04      10/15/12             8.0%
          5,000      3.85%      02/02/04      11/06/12             8.0%
          5,000      3.48%      02/25/04      02/25/13             7.5%

When called, First Defiance has the option of paying off these advances, or converting them to variable rate advances priced at the three month LIBOR rate.

                         First Defiance Financial Corp.

12. Advances from Federal Home Loan Bank (continued)

First Defiance has an additional $16.5 million outstanding on a series of fixed rate long-term advances. Of this amount, $1.1 million is a fixed rate advance under the FHLB Affordable Housing Program in 1995. The total FHLB long-term advances including all convertible advances bear a weighted average interest rate of 4.60 % at December 31, 2003.

Future minimum payments by fiscal year are as follows (in thousands):

         2004                                       $        8,851
         2005                                                8,764
         2006                                                7,809
         2007                                                7,809
         2008                                               17,151
         Thereafter                                        158,501
                                                    --------------
         Total minimum payments                            208,885
         Less amounts representing interest                 55,363
                                                    --------------
         Totals                                     $      153,522
                                                    ==============

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $11.0 million in short-term advances outstanding at December 31, 2003 and $3.0 million at December 31, 2002. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2003, $11.0 million was outstanding under First Defiance's Cash Management Advance line of credit. The total available under the Cash Management line is $15.0 million. In addition, First Defiance has $50.0 million available under a REPO Advance line of credit. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis. Other advances may be borrowed under the FHLB's short-term fixed or LIBOR based programs. Information concerning short-term advances is summarized as follows:

                                                       Years ended December 31
                                                         2003            2002
                                                       -----------------------
      (In Thousands, except percentages)

      Average balance during the year                  $ 2,296         $17,118
      Maximum month-end balance during the year         14,250          90,500
      Average interest rate during the year               1.31%           2.08%

                         First Defiance Financial Corp.

13. Notes Payable and Other Short-term Borrowings

Total short term borrowings, revolving and term debt is summarized as follows:

                                                                                  December 31
                                                                              2003           2002
                                                                             ----------------------
                                                                                 (In Thousands)
      Securities sold under agreement to repurchase (rate of 0.85%
         at December 31, 2003)                                               $12,267        $ 4,298
      Term note payable to bank, secured by business assets, interest
         at 7.5% per annum, maturing March 1, 2003                                --             10
                                                                             ----------------------
      Total borrowed money                                                   $12,267        $ 4,308
                                                                             ======================

First Defiance also has a $10 million revolving line of credit facility with a financial institution. The facility is unsecured and has an interest rate of fed funds rate plus 0.45%. There were no amounts outstanding on the line at December 31, 2003 or 2002. The maximum borrowed at any point in time in 2003 under the line was $7.4 million and the average balance outstanding for the year was $67,000.

14. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. First Federal employees who retired prior to April 1, 1997 who completed 20 years of service after age 40 receive full medical coverage at no cost. Such coverage continues for surviving spouses of those participants for one year, after which coverage may be continued provided the spouse pays 50% of the average cost. First Federal employees retiring after April 1, 1997 are provided medical benefits at a cost based on their combined age and years of service at retirement. Surviving spouses are also eligible for continued coverage after the retiree is deceased at a subsidy level that is 10% less than what the retiree is eligible for. First Federal employees retiring before July 1, 1997 receive dental and vision care in addition to medical coverage. First Federal employees who retire after July 1, 1997 are not eligible for dental or vision care, but those retirees and their spouses each receive up to $200 annually in a medical spending account. Funds in that account may be used for payment of uninsured medical expenses. First Federal employees who were born after December 31, 1950 are not eligible for the medical coverage described above at retirement. Rather, a medical spending account of up to $10,000 (based on the participant's age and years of service) will be established to reimburse medical expenses for those individuals. First Insurance employees who were born before December 31, 1950 can continue coverage until they reach age 65, or in lieu of continuing coverage, can elect the medical spending account option, subject to eligibility requirements. Employees hired or acquired after January 1, 2003 are eligible only for the medical spending account option.

                         First Defiance Financial Corp.

14. Postretirement Benefits (continued)

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

                                                                 December 31
                                                             2003            2002
                                                           -----------------------
                                                                (In Thousands)
      Change in benefit obligation:
         Benefit obligation at beginning of year           $ 1,303         $ 1,047
         Service cost                                           36              31
         Interest cost                                          83              76
         Participant contribution                               31              26
         Plan amendments                                      (269)             --
         Actuarial losses                                      485             229
         Benefits paid                                        (116)           (106)
                                                           -----------------------
         Benefit obligation at end of year                   1,553           1,303

      Change in fair value of plan assets:
         Balance at beginning of measurement period             --              --
         Employer contribution                                  85              80
         Participant contribution                               31              26
         Benefits paid                                        (116)           (106)
                                                           -----------------------
         Balance at end of measurement period                   --              --
                                                           -----------------------

      Funded status                                         (1,553)         (1,303)
      Unrecognized prior service cost (benefit)               (222)             52
      Unrecognized net loss                                    804             328
                                                           -----------------------
      Accrued postretirement benefit obligation
         included in accrued interest and other
         expenses in consolidated statement of
         financial condition                               $  (971)        $  (923)
                                                           =======================

                         First Defiance Financial Corp.

14. Postretirement Benefits (continued)

Net periodic postretirement benefit cost includes the following components:

                                                             Years ended December 31
                                                           2003        2002        2001
                                                           ----------------------------
                                                                 (In Thousands)
      Service cost-benefits attributable to service
         during the period                                 $ 36        $ 31        $ 22
      Interest cost on accumulated postretirement
         benefit obligation                                  83          76          45
      Net amortization and deferral                          14           8          29
                                                           ----------------------------
      Net periodic postretirement benefit cost             $133        $115        $ 96
                                                           ============================

The following assumptions were used in determining the components of the postretirement benefit obligation:

                                                                        2003            2002
                                                                      ------------------------
      Weighted average discount rates:
         Used to determine benefit obligations
            at December 31                                              6.00%           6.50%
         Used to determine net periodic postretirement
            benefit cost for years ended December 31                    6.50%           7.00%

      Assumed health care cost trend rates at December 31:
            Health care cost trend rate assumed for
              next year                                                 8.50%           9.00%
            Rate to which the cost trend rate is assumed
              to decline (the ultimate trend rate)                      4.00%           4.50%

                         First Defiance Financial Corp.

14. Postretirement Benefits (continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

                                                                   One-            One-
                                                               Percentage-      Percentage-
                                                                  Point            Point
                                                                 Increase        Decrease
                                                             -------------------------------
      Effect on total of service and interest cost            $     21         $      (17)
      Effect on postretirement benefit obligation                  207               (173)

Prescription drug coverage was recently added to Medicare under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). As a result, the accumulated postretirement benefit obligation (APBO) at the end of 2003 reflects a reduction of approximately 15%. The net postretirement benefit cost for 2003 was not affected since the legislation was signed on December 8, 2003 and was not in effect for most of the year. The decrease in the gross liability for active participants is attributed to past and future years of employment and decreases the APBO and service cost. The decrease in APBO will not be immediately recognized; instead such change will be treated as being due to a plan amendment and amortized starting in 2004. Net per capita claims cost and the costs borne by retirees have been assumed to decrease in 2006 due to this legislation but no other assumptions were affected. The Company has assumed that it will opt for coverage under Medicare Part D rather than the Federal subsidy approach. As specific authoritative guidance for matters related to the Act are pending, guidance when issued, could require First Defiance to change previously reported information.

                         First Defiance Financial Corp.

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

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios of Tier I and total capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2003 and 2002, First Federal meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision (OTS) categorized First Federal as well capitalized under the regulatory framework.

The following schedule presents First Federal's regulatory capital ratios:

                                                                           Required for Capital             Required to be
                                                     Actual                  Adequacy Purposes             Well Capitalized
                                             ----------------------       -----------------------       -----------------------
                                              Amount        Ratio           Amount        Ratio           Amount        Ratio
                                             ----------------------------------------------------------------------------------
      As of December 31, 2003:
         Tangible Capital                    $    94,144      9.30%       $   15,181        1.50%            N/A           N/A
         Tier 1 (Core) Capital                    94,144      9.30%           40,483        4.00%       $    50,603       5.00%
         Tier 1 Capital to
            risk-weighted assets                  94,144     12.41%           30,340        4.00%            45,510       6.00%
         Risk-Based Capital                      102,976     13.58%           60,680        8.00%            75,850      10.00%

      As of December 31, 2002:
         Tangible Capital                    $   102,880     11.84%       $   13,033        1.5%             N/A           N/A
         Tier 1 (Core) Capital                   102,880     11.84%           34,755        4.0%        $    13,033       5.00%
         Tier 1 Capital to
            risk-weighted assets                 102,880     17.15%           24,000        4.0%             36,000       6.00%
         Risk-Based Capital                      110,349     18.39%           48,000        8.0%             60,000      10.00%

                         First Defiance Financial Corp.

16. Income Taxes

The components of income tax expense for continuing operations (credit) are as follows:

                                                                    Years ended December 31
                                                               2003           2002            2001
                                                             ---------------------------------------
                                                                         (In Thousands)
      Current:
         Federal                                             $ 4,783         $ 3,399         $ 2,164
         State and local                                          33              24               3
      Deferred (credit)                                          874            (437)            256
                                                             ---------------------------------------
                                                             $ 5,690         $ 2,986         $ 2,423
                                                             =======================================

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

                                                                    Years ended December 31
                                                               2003           2002            2001
                                                             ---------------------------------------
                                                                         (In Thousands)
      Tax expense at statutory rate                          $ 6,220         $ 3,292         $ 2,572
      Increases (decreases) in taxes from:
         Goodwill amortization and impairment                     --              70              55
         State income tax--net of federal tax benefit             21              15               2
         Tax exempt interest income                             (517)           (487)           (183)
         Bank owned life insurance                              (283)            (50)             --
         Other                                                   249             146             (23)
                                                             ---------------------------------------
      Totals                                                 $ 5,690         $ 2,986         $ 2,423
                                                             =======================================

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                         First Defiance Financial Corp.

16. Income Taxes (continued)

Significant components of First Defiance's deferred federal income tax assets and liabilities are as follows:

                                                                            December 31
                                                                        2003            2002
                                                                      -----------------------
                                                                           (In Thousands)
      Deferred federal income tax assets:
         Allowance for loan losses                                    $ 3,082         $ 2,532
         Postretirement benefit costs                                     340             317
         Deferred compensation and management
            recognition plans                                             310             296
         State income tax                                                   9               6
         Accrued disposition costs                                        125             490
         Mortgage servicing right                                          --             156
         Other                                                            190             145
                                                                      -----------------------
      Total deferred federal income tax assets                          4,056           3,942

      Deferred federal income tax liabilities:
         Net unrealized gains on available-for-sale securities          2,163           3,477
         FHLB stock dividends                                           2,303           2,061
         Deferred loan origination fees and costs (net)                    23             221
         Fixed assets                                                     724             473
         Mortgage servicing rights                                        421              --
         Goodwill                                                         281               9
                                                                      -----------------------
      Total deferred federal income tax liabilities                     5,915           6,241
                                                                      -----------------------
      Net deferred federal income tax liability                       $(1,859)        $(2,299)
                                                                      =======================

The realization of the Company's deferred tax assets is dependent upon the Company's ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2003.

                         First Defiance Financial Corp.

16. Income Taxes (continued)

Retained earnings at December 31, 2003 include financial statement tax bad debt reserves of $9.52 million for which no tax has been provided. The reserves do not have to be recaptured for tax purposes unless retained earnings of First Federal fall below $9.52 million.

17. Employee Benefit Plans

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (First Defiance 401(k)) if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 50% of the participants' contributions, to a maximum of 3% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. For the year ended December 31, 2003, First Defiance's matching contribution was $258,000 and there was no discretionary company contribution. For the year ended December 31, 2002, First Defiance's matching contribution included in continuing operations was $213,000 and there was no discretionary company contribution. For the year ended December 31, 2001, First Defiance's matching contribution included in continuing operations was $188,000 and the discretionary contribution was $162,000.

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

To fund the plan, the ESOP borrowed funds from First Defiance for the purpose of purchasing shares of First Defiance common stock. The ESOP acquired a total of 863,596 shares in 1993 and 1995. The loan outstanding at December 31, 2003 was $2,756,000. Principal and interest payments on the loan are due in equal quarterly installments through June of 2008. The loan is collateralized by the shares of First Defiance's common stock and is repaid by the ESOP with funds from the Company's contributions to the ESOP, dividends on unallocated shares and earnings on ESOP assets.

                         First Defiance Financial Corp.

17. Employee Benefit Plans (continued)

As principal and interest payments on the loan are paid, shares are released from collateral and committed for allocation to active employees, based on the proportion of debt service paid in the year. Shares held by the ESOP which have not been released for allocation are reported as stock acquired by the ESOP plan in the statement of financial condition. As shares are released, First Defiance records compensation expense equal to the average fair value of the shares over the period in which the shares were earned. Also, the shares released for allocation are included in the average shares outstanding for earnings per share computations. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as additional ESOP expense. ESOP compensation expense was $802,000, $691,000 and $523,000 for 2003, 2002 and 2001, respectively. As of December 31, 2003, 645,804 ESOP shares have been released for allocation of which 633,607 were allocated to participants. The 217,792 unreleased shares have a fair value of $5.6 million at December 31, 2003. A total of $391,000 and $343,000 of dividends in 2003 and 2002, respectively, were used for debt service.

Employees of The Leader participated in the ESOP. Upon the closing of the sale of The Leader, all account balances of employees of The Leader vested and these benefits were distributed to the former Leader participants based on their benefit election. A total of 47,946 shares were allocated to these employees.

The shareholders of First Defiance approved and established Management Recognition Plans (MRP) in 1993 and 1996 to provide directors, officers and employees with a proprietary interest in First Defiance as incentive to contribute to its success. Cash was contributed to the MRP in the form of deferred compensation amounting to $800,000 in 1993 and $2,817,452 in 1996. The $800,000 contributed in 1993 was used to purchase 172,722 shares of First Defiance common stock. All shares acquired in 1993 were granted on July 19, 1993. A total of 258,921 of the shares acquired in 1996 have been granted as of December 31, 2003, not including 47,032 shares forfeited by participants who terminated before their shares vested. The shares vest at a rate of 20% per year over five years. First Defiance is amortizing the deferred compensation and recording additions to stockholder's equity as the shares vest. Compensation expense attributable to the MRP amounted to $20,000, $52,000 and $121,000 in 2003, 2002 and 2001, respectively.

                         First Defiance Financial Corp.

18. Stock Option Plans

First Defiance has established incentive stock option plans for its directors and its employees and has reserved 1,376,485 shares of common stock for issuance under the plans. A total of 1,116,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of December 31, 2003, 726,733 options (674,501 for employees and 52,232 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. There are 91,436 options granted under the 1993 plan that are currently exercisable, 424,547 options granted under the 1996 plan that vest at 20% per year beginning in 1997 of which 400,691 are fully vested and currently exercisable and 210,750 options granted under the 2001 plan which vest at 20% per year beginning in 2002, of which 62,300 are fully vested and currently exercisable. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or five years after the retirement date for the 1993 and 2001 plans and on the earlier of the scheduled expiration date or twelve months after the retirement date for the 1996 plan.

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

The following table summarizes stock option activity for 2003, 2002 and 2001:

                                                                  Weighted
                                                Option            Average
                                              Outstanding      Option Prices
                                             --------------------------------

     Outstanding at January 1, 2001                787,888        $    10.83
        Granted                                    234,600             13.99
        Exercised                                  (41,106)             6.48
        Expired or canceled                         (5,600)            12.24
                                             -------------------------------
     Balance at December 31, 2001                  975,782             11.76
        Granted                                      9,000             18.50
        Exercised or cashed out                   (172,873)            10.31
        Expired or canceled                         (4,589)            17.15
                                             -------------------------------
     Balance at December 31, 2002                  807,320             12.12
        Granted                                     57,000             20.47
        Exercised                                 (136,537)            10.95
        Expired or canceled                         (1,050)            15.32
                                             -------------------------------
     Balance at December 31, 2003                  726,733        $    12.99
                                             ===============================

As of December 31, 2003 and 2002, 68,003 and 123,953 shares, respectively, were available for grant under the Company's stock option plans. Upon the sale of The Leader in 2002, certain option holders were paid cash for the value of their vested options in lieu of issuing shares. These 65,000 options are not available for future grants.

                         First Defiance Financial Corp.

18. Stock Option Plans (continued)

Information about stock options outstanding is as follows:

                                                                Weighted
                                                                 Average
                                                 Weighted       Remaining                        Weighted
                                                 Average       Contractual                       Average
              Range of                           Exercise         Life                           Exercise
           Exercise Prices     Outstanding        Price        (in years)       Exercisable       Price
      ---------------------------------------------------------------------------------------------------
      $8.25 - $12.99               339,553     $   10.59           2.60            331,397     $    10.58
      $13.00 - $17.99              324,430         14.09           5.91            221,830          14.13
      $18.00 - $22.99               55,250         19.43           9.18              1,200          18.50
      $23.00 - $27.70                7,500         26.62           9.79                 --             --
                              ---------------------------------------------------------------------------
      Total                        726,733     $   12.99           4.65            554,427     $    12.02
                              ===========================================================================

19. Parent Company and Regulatory Restrictions

Dividends paid by First Federal to First Defiance are subject to various legal and regulatory restrictions. Because First Federal paid $40.0 million in dividends to First Defiance in 2002 and 2003, it can initiate dividend payments in 2004 only equal to or less than the 2004 net profits, as defined by statutes, without prior regulatory approval. First Federal can apply to the OTS to pay a dividend in excess of 2004 net profits.

                         First Defiance Financial Corp.

19. Parent Company and Regulatory Restrictions (continued)

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

                                                              December 31
      Statements of Financial Condition                   2003            2002
                                                        ------------------------
                                                             (In Thousands)
      Assets
         Cash and cash equivalents                      $  2,066        $  2,899
         Investment securities, available for
            sale, carried at fair value                    1,078           1,060
         Investment in subsidiaries                      119,318         113,358
         Loan receivable from First Defiance
            Employee Stock Ownership Plan                  2,817           3,281
         Other assets                                         10               8
                                                        ------------------------
      Total assets                                      $125,289        $120,606
                                                        ========================

      Liabilities and stockholders' equity:
         Accrued liabilities                            $  1,020        $    496
         Stockholders' equity                            124,269         120,110
                                                        ------------------------
      Total liabilities and stockholders' equity        $125,289        $120,606
                                                        ========================

                                                                         Years ended December 31
      Statements of Income                                        2003             2002             2001
                                                                ------------------------------------------
                                                                              (In Thousands)
      Interest on loan to ESOP                                  $    257         $    295         $    330
      Interest expense on notes payable                               (4)            (164)            (953)
      Other income                                                    42                7                2
      Noninterest expense                                           (568)            (593)            (638)
                                                                ------------------------------------------
      Loss before income taxes and equity in earnings of
         subsidiaries                                               (273)            (455)          (1,259)
      Income tax (credit)                                            (75)            (138)            (440)
                                                                ------------------------------------------
      Loss before equity in earnings of subsidiaries                (198)            (317)            (819)
      Equity in earnings of subsidiaries                          12,280           15,396           14,435
                                                                ------------------------------------------
      Net income                                                $ 12,082         $ 15,079         $ 13,616
                                                                ==========================================

                         First Defiance Financial Corp.

19. Parent Company and Regulatory Restrictions (continued)

                                                                             Years ended December 31
      Statements of Cash Flows                                         2003             2002             2001
                                                                     ------------------------------------------
                                                                                   (In Thousands)
      Operating activities:
         Net income                                                  $ 12,082         $ 15,079         $ 13,616
         Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
              Equity in earnings of subsidiaries                      (12,280)         (15,396)         (14,435)
              Dividends received from subsidiary                        5,000           35,000               --
              Change in other assets and liabilities                      515             (362)            (136)
                                                                     ------------------------------------------
      Net cash provided by (used in) operating activities               5,317           34,321             (955)

      Investing activities:
         Purchase First Insurance and Investment                           --             (200)              --
         Principal payments received on ESOP loan                         464              425              302
         Purchase of available-for-sale securities                         --           (1,000)              --
                                                                     ------------------------------------------
      Net cash provided by (used in) investing activities                 464             (775)             302

      Financing activities:
         Net increase (decrease) in short-term line of credit              --          (18,250)           3,250
         Stock options exercised                                        1,731            1,171              360
         Purchase of common stock for treasury                         (4,406)         (10,275)            (748)
         Cash dividends paid                                           (3,939)          (3,449)          (3,109)
                                                                     ------------------------------------------
      Net cash used in financing activities                            (6,614)         (30,803)            (247)
                                                                     ------------------------------------------

      Net (decrease) increase in cash and cash equivalents               (833)           2,743             (900)
      Cash and cash equivalents at beginning of year                    2,899              156            1,056
                                                                     ------------------------------------------
      Cash and cash equivalents at end of year                       $  2,066         $  2,899         $    156
                                                                     ==========================================
      Non cash operating activities--change in deferred
         taxes on net unrealized (losses) gains on
         available-for-sale securities                               $      6         $      7         $      6
                                                                     ==========================================
      Non cash investing activities--change in net unrealized
         gain (loss) on available-for-sale securities                $     18         $    (27)        $    (19)
                                                                     ==========================================
      Non cash financing activities--cash dividends
         declared but not paid                                       $  1,220         $    920         $    848
                                                                     ==========================================

                         First Defiance Financial Corp.

20. Fair Value Statement of Consolidated Financial Condition

The following is a comparative condensed consolidated statement of financial condition based on carrying and estimated fair values of financial instruments as of December 31, 2003 and 2002. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance Financial Corp.

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

                         First Defiance Financial Corp.

20. Fair Value Statement of Consolidated Financial Condition (continued)

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities.

The cost or value of any call or put options are based on the estimated cost to settle the option at December 31, 2003.

                                                              December 31, 2003                       December 31, 2002
                                                       -------------------------------        -------------------------------
                                                         Carrying         Estimated             Carrying          Estimated
                                                           Value         Fair Values              Value          Fair Values
                                                       ----------------------------------------------------------------------
                                                                                   (In Thousands)
      Assets:
          Cash and cash equivalents                    $      37,783     $      37,783        $      28,658     $      28,658
          Investment securities                              171,035           171,197              213,525           213,733
          Loans, net                                         741,126           756,373              576,377           588,858
                                                       ----------------------------------------------------------------------
                                                             949,944     $     965,353              818,560     $     831,249
                                                                         =============                          =============
          Other assets                                        90,655                                 65,685
                                                       -------------                          -------------
      Total assets                                     $   1,040,599                          $     884,245
                                                       =============                          =============

      Liabilities and stockholders' equity:
          Deposits                                     $     729,996     $     734,488        $     599,573     $     603,775
          Advances from Federal Home
            Loan Bank                                        164,522           176,304              149,096           157,165
          Short term borrowings and other interest
            bearing liabilities                               12,267            12,267                4,308             4,308
          Advance payments by borrowers
            for taxes and insurance                              231               231                  316               316
                                                       ----------------------------------------------------------------------
                                                             907,016     $     923,290              753,293     $     765,564
                                                                         =============                          =============
          Other liabilities                                    9,314                                 10,842
                                                       -------------                          -------------
      Total liabilities                                      916,330                                764,135
      Stockholders' equity                                   124,269                                120,110
                                                       -------------                          -------------
      Total liabilities and
         stockholders' equity                          $   1,040,599                          $     884,245
                                                       =============                          =============

                         First Defiance Financial Corp.

21. Change in Accounting Method

On January 1, 2002, First Defiance adopted SFAS No. 142, Goodwill and Other Intangible Assets. As required by FAS No. 142, goodwill is no longer amortized into the income statement over an estimated life but rather is tested at least annually for impairment based on specific guidance included in FAS No. 142. Based on an impairment test performed as of January 1, 2002, the Company determined that a portion of previously recorded goodwill related to its First Insurance business unit was impaired. The amount of impairment as of January 1, 2002, which was $238,000 or $194,000 after tax, is reflected in the financial statements as a cumulative effect of an accounting change in the 2002 statement of income.

Results from continuing operations for December 31, 2001 include goodwill amortization expense of $314,000. Had FAS No. 142 been in effect for those periods, the Company would have reported income from continuing operations of $5.1 million for 2001. This amount was determined as follows:

                                                                2003              2002             2001
                                                            ---------------------------------------------
                                                                   (In Thousands, except for per
                                                                            share amounts)
      Reported income from continuing operations            $   12,082        $    6,420       $    4,798
      Add back goodwill amortization                                --                --              314
      Deduct tax benefit from deductible goodwill                   --                --              (55)
                                                            ---------------------------------------------
      Adjusted income from continuing operations            $   12,082        $    6,420       $    5,057
                                                            =============================================

      Basic earnings per share:
         Reported income from continuing operations         $     2.00        $     1.01       $     0.74
         Add back goodwill amortization                             --                --             0.05
         Deduct tax benefit from deductible goodwill                --                --            (0.01)
                                                            ---------------------------------------------
      Adjusted income from continuing operations            $     2.00        $     1.01       $     0.78
                                                            =============================================

      Diluted earnings per share:
         Reported income from continuing operations         $     1.91        $     0.97       $     0.72
         Add back goodwill amortization                             --                --             0.05
         Deduct tax benefit from deductible goodwill                --                --            (0.01)
                                                            ---------------------------------------------
      Adjusted income from continuing operations            $     1.91        $     0.97       $     0.76
                                                            =============================================

                         First Defiance Financial Corp.

22. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations, which reflects the classification of The Leader as a discontinued operation:

                                                                      Three Months ended
                                                     ------------------------------------------------------
                                                    March 31        June 30     September 30    December 31
                                                    -------------------------------------------------------
                                                            (In Thousands, except per share amounts)
      2003
      Interest income                                $11,791        $12,162        $13,028        $12,955
      Interest expense                                 5,357          5,320          5,198          4,980
                                                     ----------------------------------------------------
      Net interest income                              6,434          6,842          7,830          7,975
      Provision for loan losses                          335            353            497            534
                                                     ----------------------------------------------------
      Net interest income after provision for          6,099          6,489          7,333          7,441
        loan losses
      Gain on sale of securities                         631            288             --            656
      Non-interest income                              4,160          5,049          4,825          3,179
      Non-interest expense                             7,015          7,701          6,776          6,886
                                                     ----------------------------------------------------
      Income before income taxes                       3,875          4,125          5,382          4,390
      Income taxes                                     1,157          1,246          1,715          1,572
                                                     ----------------------------------------------------
      Net income                                     $ 2,718        $ 2,879        $ 3,667        $ 2,818
                                                     ====================================================

      Earnings per share:
         Basic                                       $  0.45        $  0.48        $  0.61        $  0.47
         Diluted                                     $  0.43        $  0.46        $  0.58        $  0.44

      Average shares outstanding:
         Basic                                         6,074          6,013          6,002          6,038
         Diluted                                       6,330          6,254          6,293          6,380

                         First Defiance Financial Corp.

22. Quarterly Consolidated Results of Operations (Unaudited) (continued)

                                                                        Three Months ended
                                                     ----------------------------------------------------------
                                                     March 31          June 30      September 30    December 31
                                                     ----------------------------------------------------------
                                                              (In Thousands, except per share amounts)
      2002
      Interest income                                $  9,729         $ 11,914        $ 12,201        $ 12,297
      Interest expense                                  4,201            6,189           5,952           5,701
                                                     ---------------------------------------------------------
      Net interest income                               5,528            5,725           6,249           6,596
      Provision for loan losses                           582              156             386             328
                                                     ---------------------------------------------------------
      Net interest income after provision for           4,946            5,569           5,863           6,268
        loan losses
      Gain (loss) on sale of securities                   (15)              --              36              --
      Non-interest income                               2,440            2,737           3,235           4,518
      Non-interest expense                              5,993            6,313           7,184           6,702
                                                     ---------------------------------------------------------
      Income before income taxes                        1,378            1,993           1,950           4,084
      Income taxes                                        491              607             568           1,319
                                                     ---------------------------------------------------------
      Income from continuing                              887            1,386           1,382           2,765
         operations
      Discontinued operations,
         net of tax                                     2,015            7,332              --            (494)
                                                     ---------------------------------------------------------
      Income before cumulative                          2,902            8,718           1,382           2,271
         effect of change in
         accounting principal
      Cumulative effect of change
         in accounting for goodwill                      (194)              --              --              --
                                                     ---------------------------------------------------------
      Net income                                     $  2,708         $  8,718        $  1,382        $  2,271
                                                     =========================================================

                         First Defiance Financial Corp.

22. Quarterly Consolidated Results of Operations (Unaudited) (continued)

                                                                            Three Months ended
                                                       -------------------------------------------------------------
                                                        March 31          June 30      September 30      December 31
                                                       -------------------------------------------------------------
      2002                                                        (In Thousands, except per share amounts)
      Earnings per share:
         Basic:
            From continuing operations                 $    0.14         $    0.22        $    0.22        $    0.45
            Discontinued operations,
              net of tax                                    0.31              1.14               --            (0.08)
            Cumulative effect of change in
              method of accounting for goodwill            (0.03)               --               --               --
                                                       -------------------------------------------------------------
         Net income                                    $    0.42         $    1.36        $    0.22        $    0.37
                                                       =============================================================

         Diluted:
            From continuing operations                 $    0.14         $    0.21        $    0.21        $    0.43
            Discontinued operations,
              net of tax                                    0.30              1.09               --            (0.08)
            Cumulative effect of change in
              method of accounting for goodwill            (0.03)               --               --               --
                                                       -------------------------------------------------------------
         Net income                                    $    0.41         $    1.30        $    0.21        $    0.35
                                                       =============================================================

      Average shares outstanding:
         Basic                                             6,442             6,418            6,400            6,216
         Diluted                                           6,663             6,689            6,652            6,471

                         Report of Independent Auditors

The Board of Directors
First Defiance Financial Corp.

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Defiance Financial Corp. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 21 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.


                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
March 8, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable

Item 9a. Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of the end of the period covered by this report, the Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on the foregoing, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      The Registrant also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter that ended December 31, 2003.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required herein is incorporated by reference from pages 6 through 12 of the definitive proxy statement dated March 15, 2004.

Item 11. Executive Compensation

      The information required herein is incorporated by reference from the Directors' Compensation section on page 12, the Executive Compensation section on page 13, the Report of the Compensation Committee on page 14, the Stock Options section on page 15, the Employment Agreements section on page 16, and the Performance Graph on page 17 of the definitive proxy statement dated March 15, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required herein is incorporated by reference from the Beneficial Ownership section beginning on page 3 of the definitive proxy statement dated March 15, 2004.

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

      The following table shows, as of December 31, 2003, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans and the MRP, excluding shares issuable upon exercise of outstanding stock options.

                                           Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------------------
                                                                                                Number of securities
                                                                                               remaining available for
                                    Number of securities to be       Weighted-average       future issuance under equity
                                           issued upon               exercise price of           compensation plans
                                     exercise of outstanding       outstanding options,         (excluding securities
Plan Category                      options, warrants and rights     warrants and rights       reflected in column (a))
------------------------------------------------------------------------------------------------------------------------
                                               (a)                         (b)                               (c)
------------------------------------------------------------------------------------------------------------------------
1993 Stock Incentive Plan                        91,436                   $11.83                               -0-
1996 Stock Option Plan                          424,547                   $13.72                              676
2001 Stock Option and
  Incentive Plan                                210,750                   $15.43                           66,550
1996 Management
  Recognition Plan and Trust                        N/A                      N/A                              155

Item 13. Certain Relationships and Related Transactions

      The information required herein is incorporated by reference from the Indebtedness of Management section on page 18 of the definitive proxy statement dated March 15, 2004.

Item 14. Principal Accountant Fees and Services

      The information required by this item is incorporated herein by reference under the caption "INDEPENDENT PUBLIC ACCOUNTANTS" on page 18 of the definitive proxy statement dated March 15, 2004.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)     Financial Statements

            The following consolidated financial statements are filed as a part of this document under "Item 8. Financial Statements and Supplementary Data."

            Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

            Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

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

(a) (3)     Exhibits

            The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

       Exhibit
       Number                             Description
------------------------------------------------------------------------------------------------------
          3.1      Articles of Incorporation                                                       (1)
          3.2      Code of Regulations                                                             (1)
          3.2      Bylaws                                                                          (1)
         10.1      1996 Stock Option Plan                                                          (2)
         10.2      1996 Management Recognition Plan and Trust                                      (2)
         10.3      2001 Stock Option and Incentive Plan                                            (3)
         10.4      1993 Stock Incentive Plan                                                       (1)
         10.5      1993 Directors' Stock Option Plan                                               (1)
         10.6      Employment Agreement with William J. Small                                      (4)
         10.7      Employment Agreement with James L. Rohrs                                        (2)
         10.8      Employment Agreement with John C. Wahl                                          (2)
         10.9      Employment Agreement with Gregory R. Allen                                      (5)
           13      Annual Report to Shareholders and Notice of Annual
                      Meeting of Shareholders and Proxy Statement                                  (6)
           14      Code of Ethics                                                                  (6)
           21      List of Subsidiaries of the Company                                             (6)
           23      Consent of Ernst & Young LLP, Independent Auditors                              (6)
         31.1      Certification of Chief Executive Officer pursuant to Section 302 of the         (6)
                      Sarbanes-Oxley Act of 2002
         31.2      Certification of Chief Financial Officer pursuant to Section 302 of the         (6)
                      Sarbanes-Oxley Act of 2002
         32.1      Certification of Chief Executive Officer pursuant to Section 906 of the         (6)
                      Sarbanes-Oxley Act of 2002
         32.2      Certification of Chief Financial Officer pursuant to Section 906 of the         (6)
                      Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the like numbered exhibit in the Registrant's Form S-1 (File No. 33-93354).

(2) Incorporated herein by reference to like numbered exhibit in Registrant's 2001 Form 10-K

(3)   Incorporated herein by reference to Appendix B to the 2001 Proxy Statement

(4) Incorporated herein by reference to like numbered exhibit in Registrant's 2000 Form 10-K

(5) Incorporated herein by reference to like numbered exhibit in Registrant's 2002 Form 10-K

(6)   Included herein

(b)   Reports on Form 8-K

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on January 21, 2004 which included a copy of the Company's earnings release for the year ended December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRST DEFIANCE FINANCIAL CORP.


March 15, 2004                   By: /s/ John C. Wahl
                                    --------------------------------------------
                                 John C. Wahl, Exec.V.P, Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2004.

           Signature                                  Title
-------------------------------       ------------------------------------

/s/ William J. Small                  Chairman of the Board, President and
-------------------------------       Chief Executive Officer
William J. Small


/s/ John C. Wahl                      Executive Vice President and
-------------------------------       Chief Financial Officer
John C. Wahl


/s/ James L. Rohrs                    Director, Executive Vice President
-------------------------------
James L. Rohrs


/s/ Don C. Van Brackel                Director, Vice Chairman
-------------------------------
Don C. Van Brackel


/s/ Stephen L. Boomer                 Director
-------------------------------
Stephen L. Boomer


/s/ Dr. Douglas A. Burgei             Director
-------------------------------
Dr. Douglas A. Burgei


/s/ Peter A. Diehl                    Director
-------------------------------
Peter A. Diehl


/s/ Dr. John U. Fauster, III          Director
-------------------------------
Dr. John U. Fauster, III


/s/ Gerald W. Monnin                  Director
-------------------------------
Gerald W. Monnin


/s/ Thomas A. Voigt                   Director
-------------------------------
Thomas A. Voigt