Form 10-Q
period 2004-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2004-05-10
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,391,933 shares outstanding at May 7, 2004

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I.-FINANCIAL INFORMATION

 Item 1.  Consolidated Condensed Financial Statements (Unaudited):

          Consolidated Condensed Statements of Financial
          Condition - March 31, 2004 and December 31, 2003                   2

          Consolidated Condensed Statements of Income -
          Three months ended March 31, 2004 and 2003                         4

          Consolidated Condensed Statement of Changes in Stockholders'
          Equity - Three months ended March 31, 2004                         5

          Consolidated Condensed Statements of Cash Flows
          - Three months ended March 31, 2004 and 2003                       7

          Notes to Consolidated Condensed Financial Statements               9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               19

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                       29

Item 4.   Controls and Procedures                                           29

PART II.-OTHER INFORMATION:

Item 1.   Legal Proceedings                                                 30

Item 2.   Changes in Securities                                             30

Item 3.   Defaults upon Senior Securities                                   30

Item 4.   Submission of Matters to a Vote of Security Holders               30

Item 5.   Other Information                                                 30

Item 6.   Exhibits and Reports on Form 8-K                                  30

          Signatures                                                        32

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                    March 31, 2004   December 31, 2003
                                                    --------------   -----------------
ASSETS

Cash and cash equivalents:
   Cash and amounts due from
       depository institutions                        $   17,610        $   28,020
   Interest-bearing deposits                               4,828             9,763
                                                      ----------        ----------
                                                          22,438            37,783
Securities:
   Available-for-sale, carried at fair value             155,379           168,259
   Held-to-maturity, carried at amortized cost
       (approximate fair value $2,828 and $2,937
       at March 31, 2004 and December 31,
       2003 respectively)                                  2,665             2,776
                                                      ----------        ----------
                                                         158,044           171,035
Loans held for sale                                        8,214             5,872
Loans receivable, net                                    757,920           735,255
Accrued interest receivable                                4,821             4,742
Federal Home Loan Bank stock and other
   interest-earning assets                                17,943            17,766
Bank owned life insurance                                 18,145            17,952
Office properties and equipment                           24,131            23,846
Real estate and other assets held for sale                   348               404
Goodwill and other intangibles                            19,302            20,544
Mortgage servicing rights                                  3,199             3,431
Other assets                                               2,595             1,969
                                                      ----------        ----------
Total assets                                          $1,037,100        $1,040,599
                                                      ==========        ==========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                March 31, 2004   December 31, 2003
                                                                --------------   -----------------
LIABILITIES AND
   STOCKHOLDERS' EQUITY

Non-interest-bearing deposits                                     $    52,091       $    52,323
Interest-bearing deposits                                             669,977           676,673
                                                                  -----------       -----------
   Total deposits                                                     722,068           728,996

Advances from Federal Home Loan Bank                                  167,974           164,522
Short-term borrowings and other interest-bearing liabilities            8,290            12,267
Advance payments by borrowers for taxes and insurance                     162               231
Deferred taxes                                                          2,235             1,859
Other liabilities                                                       9,141             8,455
                                                                  -----------       -----------
Total liabilities                                                     909,870           916,330

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
   5,000 shares authorized; no shares
   issued                                                                  --                --
Common stock, $.01 par value per share:
   20,000 shares authorized; 6,401
   and 6,328 shares outstanding, respectively                              64                63
Additional paid-in capital                                             52,380            51,144
Stock acquired by ESOP                                                 (1,691)           (1,904)
Deferred compensation                                                      (9)              (11)
Accumulated other comprehensive income,
   net of income taxes of $2,519
   and $2,163, respectively                                             4,691             4,017
Retained earnings                                                      71,795            70,960
                                                                  -----------       -----------
Total stockholders' equity                                            127,230           124,269
                                                                  -----------       -----------

Total liabilities and stockholders' equity                        $ 1,037,100       $ 1,040,599
                                                                  ===========       ===========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

--------------------------------------------------------------------------------

                                                            For the Three Months Ended
                                                                     March 31,
                                                                2004           2003
                                                                ----           ----
Interest Income
Loans                                                         $ 10,928       $  9,338
Investment securities                                            1,865          2,424
Interest-bearing deposits                                           32             29
                                                              --------       --------
Total interest income                                           12,825         11,791
Interest Expense
Deposits                                                         2,998          3,534
FHLB advances and other                                          1,785          1,814
Notes payable                                                       23              9
                                                              --------       --------
Total interest expense                                           4,806          5,357
                                                              --------       --------
Net interest income                                              8,019          6,434
Provision for loan losses                                          379            335
                                                              --------       --------
Net interest income after provision for loan losses              7,640          6,099
Non-interest Income
Service fees and other charges                                   1,252            985
Insurance commission income                                      1,062            926
Dividends on stock and other interest income                       177            169
Gain on sale of loans                                              589          1,800
Gain/(loss) on sale of securities                                   98            631
Trust income                                                        49             32
Income from Bank Owned Life Insurance                              193            201
Other non-interest income                                            2             47
                                                              --------       --------
Total non-interest income                                        3,422          4,791
Non-interest Expense
Compensation and benefits                                        4,314          3,708
Occupancy                                                          840            728
SAIF deposit insurance premiums (credit)                           (42)            24
State franchise tax                                                156            281
Data processing                                                    543            432
Amortization and impairment of mortgage servicing rights           409            763
Amortization of goodwill and other intangibles                      27             --
Other non-interest expense                                       1,217          1,079
                                                              --------       --------
Total non-interest expense                                       7,464          7,015
                                                              --------       --------
Income before income taxes                                       3,598          3,875
Federal income taxes                                             1,105          1,157
                                                              --------       --------
Net Income                                                    $  2,493       $  2,718
                                                              ========       ========
Earnings per share (Note 4)
   Basic                                                      $   0.41       $   0.45
                                                              ========       ========
   Diluted                                                    $   0.39       $   0.43
                                                              ========       ========

Dividends declared per share (Note 3)                         $   0.20       $   0.15
                                                              ========       ========
Average shares outstanding (Note 4)
   Basic                                                         6,113          6,074
                                                              ========       ========
   Diluted                                                       6,427          6,330
                                                              ========       ========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                      2004
                                              -------------------------------------------------------
                                                                               Stock Acquired By
                                                                               -----------------
                                                           Additional                     Management
                                               Common       Paid-in                       Recognition
                                               Stock        Capital           ESOP           Plan
                                               -----        -------           ----           ----
Balance at January 1                          $     63      $ 51,144       $ (1,904)      $    (11)

Comprehensive income:
     Net income
     Change in unrealized gains (losses)
       net of income taxes of ($362)
Total comprehensive income

ESOP shares released                                             446            213

Amortization of deferred compensation
    of Management Recognition Plan                                                               2

Shares issued under stock option plan                1         1,091

Purchase of common stock for
    treasury                                                    (301)

Dividends declared (Note 3)
                                              ----------------------------------------------------
Balance at March 31                           $     64      $ 52,380       $ (1,691)      $     (9)
                                              ====================================================


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                              2004                            2003
                                          ---------------------------------------------   -------------
                                           Net Unrealized
                                          gains (losses) on                  Total           Total
                                            available-for-    Retained    Stockholders'   Stockholder's
                                           sale securities    Earnings       Equity          Equity
                                           ---------------    --------       ------          ------
Balance at January 1                          $   4,017      $  70,960      $ 124,269       $ 120,110

Comprehensive income:
     Net income                                                  2,493          2,493           2,718
     Change in unrealized gains (losses)
        net of income taxes of $(362)               674                           674            (387)
                                                                            ---------       ---------
Total comprehensive income                                                      3,167           2,331

ESOP shares released                                                              659             455

Amortization of deferred compensation
    of Management Recognition Plan                                                  2               5

Shares issued under stock option plan                                           1,092             516

Purchase of common stock for
    treasury                                                      (420)          (721)         (2,356)

Dividends declared (Note 3)                                     (1,238)        (1,238)           (914)
                                              ---------------------------------------       ---------

Balance at March 31                           $   4,691      $  71,795      $ 127,230       $ 120,147
                                              =======================================       =========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                    Three Months
                                                                   Ended March 31,
                                                                  2004         2003
                                                                  ----         ----
Operating Activities
Net income                                                     $  2,494     $  2,718
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                      379          335
     Provision for depreciation                                     447          396
     Net securities amortization                                    166          289
     Amortization of mortgage servicing rights                      172          523
     Net impairment of mortgage servicing rights                    237          240
     Amortization of core deposit intangible                         27           --
     Gain on sale of loans                                         (589)      (1,800)
     Amortization of Management Recognition Plan
         deferred compensation                                        2            5
     Release of ESOP Shares                                         659          455
     Gains on sales of securities                                   (98)        (631)
     Deferred federal income tax credit                              12           67
     Proceeds from sale of loans                                 20,935       75,619
     Origination of mortgage servicing rights, net                 (177)        (709)
     Origination of loans held for sale                         (22,688)     (69,874)
     Decrease in interest receivable and other assets              (898)      (1,717)
     Increase in other liabilities                                  666         (432)
                                                               --------     --------
     Net cash provided by operating activities                    1,746        5,484

Investing Activities
Proceeds from maturities of held-to-maturity securities             109          387
Proceeds from maturities of available-for-sale securities        16,836       23,668
Proceeds from sale of available-for-sale securities                  --        1,670
Proceeds from sales of real estate and
   other assets held for sale                                       459          154
Proceeds from sale of discontinued operations                        --        1,228
Purchases of available-for-sale securities                       (2,984)     (12,657)
Purchases of Federal Home Loan Bank stock                          (177)        (168)
Purchases of office properties and equipment                       (732)        (898)
Net increase in loans receivable                                (22,212)     (25,808)
                                                               --------     --------
Net cash used in investing activities                            (8,701)     (12,424)

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                             2004         2003
                                                             ----         ----
Financing Activities
Net (decrease) increase in deposits                         (6,997)       8,246
Repayment of Federal Home Loan Bank long-term advances        (448)        (249)
Repayment of term notes payable                                 --          (10)
Net increase (decrease) in Federal Home Loan Bank
     short-term advances                                     3,900       (1,700)
Proceeds from Federal Home Loan Bank long term advances         --        9,000
Decrease in securities sold under repurchase agreements     (3,977)      (2,301)
Purchase of common stock for treasury                         (722)      (2,356)
Cash dividends paid                                         (1,238)        (914)
Proceeds from exercise of stock options                      1,092          516
                                                          --------     --------
Net cash (used in) provided by financing activities         (8,390)      10,232
                                                          --------     --------
(Decrease) increase in cash and cash equivalents           (15,345)       3,292
Cash and cash equivalents at beginning of period            37,783       28,658
                                                          --------     --------

Cash and cash equivalents at end of period                $ 22,438     $ 31,950
                                                          ========     ========

Supplemental cash flow information:
Interest paid                                             $  4,748     $  5,192
                                                          ========     ========
Income taxes paid                                         $     --     $    400
                                                          ========     ========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities        $   (362)    $    350
                                                          ========     ========
Transfers from loans to real estate
     and other assets held for sale                       $    403     $      7
                                                          ========     ========
Noncash investing activities:
Increase (decrease) in net unrealized gain or loss on
     available-for-sale securities                        $  1,038     $   (737)
                                                          ========     ========
Noncash financing activities:
Cash dividends declared but not paid                      $  1,238     $    920
                                                          ========     ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2004 and 2003)

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

2. Basis of Presentation

The consolidated condensed statement of financial condition at December 31, 2003 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2004 and for the three-month period ending March 31, 2004 and 2003 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2003 Annual Report on Form 10-K for the year ended December 31, 2003. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal Bank and First Insurance. At March 31, 2004 goodwill totaled $18.6 million, a reduction from the $19.8 million balance reported at December 31, 2003. The reduction in goodwill is the result of management reassessing the required discount adjustment necessary for the loan portfolio acquired in June 2003 from the RFC Banking Company. Based on early pay-offs of several large classified loans, management reduced the discount recorded in conjunction with the original purchase price allocation. The offsetting adjustment was a $1.2 million reduction in goodwill recorded during the 2004 first quarter.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2004 and 2003)

--------------------------------------------------------------------------------

Income Taxes

The Company's effective tax rate differs from the statutory 35% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes.

Stock Compensation

At March 31, 2004, the Company had three stock-based compensation plans, which are more fully described in Note 18 in the financial statements included in First Defiance's 2003 Annual Report on Form 10-K. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                            March 31
                                                      2004            2003
                                                  ------------------------------
   Risk free interest rate                            5.65%           5.73%
   Dividend yield                                     2.97%           2.96%
   Volatility factors of expected market price
      of stock                                       0.266%          0.269%
   Weighted average expected life                     8.71 years      8.63 years
   Weighted average grant date fair value
      of options granted                             $3.53           $3.45

Based on the above assumptions, pro forma net income and earnings per share are computed as follows (in thousands, except per share amounts):

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2004 and 2003)

--------------------------------------------------------------------------------

2. Basis of Presentation (continued)

                                                    Three months ended March 31
                                                       2004               2003
                                                    ---------------------------
    Net Income                                       $ 2,493            $ 2,718
    Stock-based compensation using the fair
      value method, net of tax                           (45)               (51)
                                                    ---------------------------
    Pro forma net income from continuing
      operations                                     $ 2,448            $ 2,667
                                                    ===========================
    Pro forma earnings per share:
      Basic                                          $  0.40            $  0.44
                                                    ===========================
      Diluted                                        $  0.38            $  0.42
                                                    ===========================

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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected loss and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued modifications to FIN No. 46 to provide additional scope exceptions, address certain implementation issues and promote a more consistent application of the provisions. Revised FIN No. 46 superceded FIN No. 46 and was adopted by the Company effective January 1, 2004. First Defiance is not a party to any VIEs as of March 31, 2004.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2004 and 2003)

--------------------------------------------------------------------------------

2. Basis of Presentation (continued)


Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the AICPA issued a Statement of Position that addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (structured as loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The implementation of this guidance has been deferred to be effective after December 31, 2004. Adoption of this guidance is not expected to have any material effect on the Company's financial condition or results of operations.

3. Dividends on Common Stock

As of March 31, 2004, First Defiance had declared a quarterly cash dividend of $.20 per share for the first quarter of 2004, payable April 23, 2004.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2004 and 2003)

--------------------------------------------------------------------------------

4. Earnings Per Share

Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month period ended March 31, 2004 and 2003. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three months ended March 31, 2004 and 2003, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                           Three months ended March 31
                                                              2004             2003
Numerator for basic and diluted earnings per share -
   Net income                                               $  2,493         $  2,718
Denominator:
   Denominator for basic earnings per share - weighted
   average shares                                              6,113            6,074
     Effect of dilutive securities:
       Employee stock options                                    311              245
       Unvested management recognition plan stock                  3               11
                                                            -------------------------
     Dilutive potential common shares                            314              256
                                                            -------------------------
     Denominator for diluted earnings per share -
       adjusted weighted average shares and assumed
       conversions                                             6,427            6,330
                                                            =========================
Basic earnings per share from net income                    $   0.41         $   0.45
                                                            =========================
Diluted earnings per share from net income                  $   0.39         $   0.43
                                                            =========================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2004 and 2003)

--------------------------------------------------------------------------------

5. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

                                                                   March 31, 2004
                                                  ---------------------------------------------------
                                                                 Gross         Gross
                                                  Amortized    Unrealized    Unrealized
                                                    Cost         Gains         Losses      Fair Value
                                                  ---------------------------------------------------
Available-for-Sale Securities:
     U.S. Treasury securities and obligations
       of U.S. Government corporations and
       agencies                                   $  61,698     $   4,417     $      --     $  66,115
     Corporate bonds                                  6,200           582            --         6,782
      Mortgage-backed securities                     18,441           285             5        18,721
     REMICs                                           8,440            18            27         8,431
     Collateralized mortgage obligations             14,858           230            --        15,088
     Trust preferred stock                            7,238            71            --         7,309
     Equity securities                                   69             9            --            78
     Obligations of state and political
       subdivisions                                  31,213         1,648             6        32,855
                                                  ---------------------------------------------------
     Totals                                       $ 148,157     $   7,260     $      38     $ 155,379
                                                  ===================================================

Held-to-Maturity Securities:
     FHLMC certificates                           $     581     $      21     $       1     $     601
     FNMA certificates                                1,117            20             1         1,136
     GNMA certificates                                  377             9            --           386
     Obligations of state and political
       subdivisions                                     590           115            --           705
                                                  ---------------------------------------------------
     Totals                                       $   2,665     $     165     $       2     $   2,828
                                                  ===================================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2004 and 2003)

--------------------------------------------------------------------------------

5. Investment Securities (continued)

                                                                  December 31, 2003
                                                  ---------------------------------------------------
                                                                 Gross         Gross
                                                  Amortized    Unrealized    Unrealized
                                                    Cost         Gains         Losses      Fair Value
                                                  ---------------------------------------------------
Available-for-Sale Securities:
     U.S. Treasury securities and obligations
       of U.S. Government corporations and
       agencies                                   $  72,907     $   3,980     $      12     $  76,875
     Corporate bonds                                  7,210           506            --         7,716
     Mortgage-backed securities                      19,621           169            38        19,752
     REMICs                                           8,994            22            54         8,962
     Collateralized mortgage obligations             14,687            53            21        14,719
     Trust preferred stock                            7,238            84            --         7,322
     Equity securities                                   69             9            --            78
     Obligations of state and political
       subdivisions                                  31,352         1,504            21        32,835
                                                  ---------------------------------------------------
     Totals                                       $ 162,078     $   6,327     $     146     $ 168,259
                                                  ===================================================

Held-to-Maturity Securities:
     FHLMC certificates                           $     603     $      25     $       1     $     627
     FNMA certificates                                1,174            16             6         1,184
     GNMA certificates                                  409            11            --           420
     Obligations of state and political
       subdivisions                                     590           117            --           707
                                                  ---------------------------------------------------
     Totals                                       $   2,776     $     169     $       7     $   2,938
                                                  ===================================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2004 and 2003)

--------------------------------------------------------------------------------

6. Loans

Loans receivable and held for sale consist of the following (in thousands):

                                                       March 31,    December 31
                                                         2004          2003
                                                       ------------------------
Real Estate:
       One-to-four family residential                  $ 173,367     $ 167,983
       Construction                                       15,272        16,830
       Non-residential and multi-family                  359,070       341,423
                                                       ------------------------
                                                         547,709       526,236
Other Loans:
       Commercial                                        119,442       120,677
       Consumer finance                                   40,858        40,257
       Home equity and improvement                        74,800        70,038
                                                       ------------------------
                                                         235,100       230,972
                                                       ------------------------
Total real estate and other loans                        782,809       757,208
Deduct:
       Loans in process                                    6,406         6,079
       Net deferred loan origination fees and costs        1,102         1,158
       Allowance for loan loss                             9,167         8,844
                                                       ------------------------
       Totals                                          $ 766,134     $ 741,127
                                                       =======================

Changes in the allowance for loan losses were as follows (in $000s):

                                                     Three Months ended March 31
                                                          2004          2003
                                                     ---------------------------
Balance at beginning of period                         $   8,844         7,496
Provision for loan losses                                    379           335
Charge-offs:
       One-to-four family residential real estate             52            --
       Non-residential and multi-family real estate           --            --
       Commercial                                             14            25
       Consumer finance                                       38            50
                                                       -----------------------
Total charge-offs                                            104            75
Recoveries                                                    48           168
                                                       -----------------------
Net charge-offs                                               56           (93)
                                                       -----------------------
Ending allowance                                       $   9,167     $   7,924
                                                       =======================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2004 and 2003)

--------------------------------------------------------------------------------

7. Deposits

A summary of deposit balances is as follows (in thousands):

                                                   March 31,    December 31,
                                                     2004          2003
    Non-interest-bearing checking accounts         $  52,091     $  52,323
    Interest-bearing checking accounts                67,666        67,351
    Savings accounts                                  54,054        51,767
    Money market demand accounts                     148,527       148,691
    Certificates of deposit                          399,730       408,864
                                                   -----------------------
                                                   $ 722,068     $ 728,996
                                                   =======================

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

The Company's maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

                                                 March 31,    December 31,
                                                   2004           2003
                                                 -------------------------
                                                       (In Thousands)
    Commercial                                   $ 119,102     $ 113,247
    Real Estate                                     11,406         6,799
    Consumer                                        59,113        56,823
    Standby Letters of Credit                        4,481         3,550
                                                 -----------------------
    Total                                        $ 194,102     $ 180,419
                                                 =======================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2004 and 2003)

--------------------------------------------------------------------------------

8. Commitments, Guarantees and Contingent Liabilities (continued)

The remaining weighted average life for outstanding standby letters of credit was less than one year at March 31, 2004. The Company had $94,000 of standby letters of credit with a life longer than one year.

9. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 14 in the financial statements included in First Defiance's 2003 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three-month periods ended March 31, 2004 and 2003:

                                                     Three Months Ended March 31
                                                     2004                  2003
                                                    ----------------------------
                                                           (In Thousands)
    Service cost-benefits attributable to service
      during the period                              $   12               $    9
    Interest cost on accumulated postretirement
       benefit obligation                                24                   21
    Net amortization and deferral                         6                    3
                                                     ---------------------------
    Net periodic postretirement benefit cost         $   42               $   33
                                                     ===========================

Prescription drug coverage was added to Medicare under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). As a result, net per capita claims cost and the costs borne by retirees have been assumed to decrease in 2006 due to this legislation. The enactment of the Act resulted in a decrease to the accrued postretirement benefit obligation in 2003 which is being amortized beginning in 2004. The Company has assumed that it will opt for coverage under Medicare Part D rather than the Federal subsidy approach. As specific authoritative guidance for matters related to the Act are pending, guidance when issued could require First Defiance to change previously reported information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Defiance Financial Corp. ("First Defiance" of "the Company") is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance"). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 19 full service branches. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance's office in Defiance, Ohio while investment and annuity products are sold through registered investment representatives located at three First Federal banking center locations.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $2.7 million at March 31, 2004. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $155.4 million at March 31, 2004. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($66.1 million), corporate bonds ($6.8 million), certain municipal obligations ($32.9 million), CMOs and REMICs ($23.5 million), mortgage backed securities ($18.7 million) and preferred stock and other equity investments ($7.3 million).

In accordance with FAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $7.2 million at March 31, 2004, or $4.7 million after considering the related deferred tax liability.

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

Changes in Financial Condition

At March 31, 2004, First Defiance's total assets, deposits and stockholders' equity amounted to $1.04 billion, $722.1 million and $127.2 million, respectively, compared to $1.04 billion, $729.0 million and $124.3 million, respectively, at December 31, 2003.

Net loans receivable increased to $766.1 million at March 31, 2004 from $741.1 million at December 31, 2003. The increase in loans receivable occurred primarily in non-residential and multi-family real estate loans, which increased by $17.6 million to $359.1 million, one-to-four family residential loans, which increased by $5.4 million to $173.4 million, home equity and improvement loans, which increased by $4.8 million to $74.8 million and consumer loans, which increased by $601,000 to $40.9 million. The increase was partially offset by an $1.2 million decline in commercial loans to $119.4 million.

The investment securities portfolio decreased to $158.0 million at March 31, 2004 from $171.0 million at December 31, 2003. The decrease in the balance in the investment portfolio is the result of redeploying funds from securities as they mature or get called to fund loan growth. At March 31, 2004 there were approximately $4.8 million of interest-bearing deposits held at other financial institutions. These funds will be redeployed into higher earning investments as interest rates rise.

Deposits decreased from $729.0 million at December 31, 2003 to $722.0 million as of March 31, 2004. This decline resulted from a $9.1 million decrease certificate of deposit balances to $399.7 million. $2.6 million of the decline resulted from a decrease in brokered certificates of deposit balances. There was an increase in savings deposits of $2.3 million to $54.1 million as of March 31, 2004. The Company has focused on increasing its lower cost core deposits, and at the same time has been less aggressive in retaining higher cost CDs during 2004.

Additionally, FHLB advances increased to $168.0 million at March 31, 2004 from $164.5 million at December 31, 2003. These borrowings were used to fund loan growth and short-term funding needs. Short-term borrowings decreased to $8.3 million at March 31, 2004 from $12.3 million at December 31, 2003. This is a result of a decrease in the balance of securities sold under repurchase agreements, which are a function of customer demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Stockholders' equity increased from $124.3 million at December 31, 2003 to $127.2 million at March 31, 2004. The increase is a result of the $2.5 million of net income, an increase in unrealized gains on available for sale securities (net of tax) of $674,000, the release of ESOP shares which increased equity by $659,000 and $1.1 million from the exercise of stock options by First Defiance employees. Those increases were partially offset by $1.2 million of dividends declared and by $722,000 from the repurchase of shares for treasury.

During March 2004, First Defiance repurchased a total of 26,147 shares of stock at an average price of $27.60. The first 1,156 share purchased completed a repurchase program approved by the Board of Directors in 2002. The balance of those shares were purchased under a repurchase program authorized by the Company's board of directors in 2003. The Company is authorized to purchase an additional 614,468 shares under that program.

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

                                                              Three Months Ended March 31,
                                          ----------------------------------------------------------------------
                                                        2004                                 2003
                                          ---------------------------------    ---------------------------------
                                           Average                  Yield/      Average                  Yield/
                                           Balance    Interest(1)   Rate(2)     Balance    Interest(1)   Rate(2)
                                           -------    -----------   -------     -------    -----------   -------
Interest-earning assets:
   Loans receivable                       $  749,848    $ 10,932      5.86%    $  589,837    $  9,398      6.46%
   Securities                                165,239       2,024      4.93        206,645       2,591      5.09
   Interest-earning deposits                   8,490          32      1.52          6,865          29      1.71
   FHLB stock and other                       17,768         177      4.01         17,960         169      3.82
                                          ----------    --------               ----------    --------
   Total interest-earning assets             941,345      13,165      5.62        821,307      12,187      6.02
Non-interest-earning assets                   95,226                               63,231
                                          ----------                           ----------
   Total assets                           $1,036,571                           $  884,538
                                          ==========                           ==========

Interest-bearing liabilities:
   Deposits                               $  673,193    $  2,998      1.79%    $  555,524    $  3,534      2.58%
   FHLB advances and other                   163,242       1,785      4.40        156,561       1,814      4.70
   Notes payable                              10,741          23       .86          3,010           9      1.21
                                          ----------    --------               ----------    --------
   Total interest-bearing liabilities        847,176       4,806      2.28        715,095       5,357      3.04
Non-interest bearing deposits                 53,109          --                   38,339          --
                                          ----------    --------               ----------    --------
Total including non-interest bearing
   demand deposits                           900,285       4,806      2.15        753,434       5,357      2.88
Other non-interest-bearing liabilities        10,414                               10,851
                                          ----------                           ----------
   Total liabilities                         910,699                              764,285
Stockholders' equity                         125,872                              120,253
                                          ----------                           ----------
   Total liabilities and stock-
      holders' equity                     $1,036,571                           $  884,538
                                          ==========                           ==========
Net interest income; interest
   rate spread                                          $  8,359      3.34%                  $  6,830      2.98%
                                                        ========    ======                   ========    ======
Net interest margin (3)                                               3.57%                                3.37%
                                                                    ======                               ======
Average interest-earning assets
   to average interest-bearing
   liabilities                                                         111%                                 115%
                                                                    ======                               ======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

On a consolidated basis, First Defiance had net income of $2.5 million or $.39 per share for the three months ended March 31, 2004 compared to $2.7 million or $0.43 per share in 2003.

Net Interest Income. Net interest income for the quarter ended March 31, 2004 was $8.0 million compared to $6.4 million for the same period in 2003. Net interest margin for the 2004 first quarter was 3.57% compared to 3.37% for the same period in 2003. On a tax-equivalent basis, net interest income for the quarter ended March 31, 2004 was $8.4 million compared to $6.8 million for the same period in 2003.

Total interest income increased by $1.0 million to $12.8 million for the three months ended March 31, 2004 from $11.8 million for the three months ended March 31, 2003. On a tax equivalent basis, total interest income increased by $978,000 to $13.2 million for the three months ended March 31, 2004 from $12.2 million for the three months ended March 31, 2003. Interest on loans increased $1.6 million to $10.9 million in the first quarter of 2004 from $9.3 million in the first quarter of 2003. The increase in interest from loans was due to a $160.0 million increase in average loan balances between the first quarter of 2003 and the first quarter of 2004. A portion of the increase was attributable to the $79.0 million of loans acquired in June 2003 as part of the acquisition of banking center offices in Findlay, Ottawa and McComb Ohio from RFC Banking Company. The balance of the increase is due to growth of the Company's commercial and commercial real estate portfolios over the past twelve months

Some of the benefit of increased loan volumes has been offset by declining portfolio yields. The yield on First Defiance's loan portfolio declined from 6.46% for the three months ended March 31, 2003 to 5.86% for the same period in 2004 because of falling interest rates over that time period. The Company also has experienced a change in the mix of its loan portfolio as commercial loans and non-residential real estate loans were $478.5 million at March 31, 2004, up from $462.1 million at December 31, 2003 and $359.6 million at March 31, 2003. During that same time one-to-four family residential loans, excluding loans held for sale, increased only $1.5 million to $180.4 million from $178.9 million (one-to-four family residential loans were $149.7 million at March 31, 2003). The Company sells most of its new mortgage loan originations into the secondary market.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, decreased $556,000 to $2.2 million for the three months ended March 31, 2004 compared to $2.8 million for the same period in 2003. The decrease is due to the decline in the average balance by $40.0 million from $231.5 million at March 31, 2003 to $191.5 million at March 31, 2004. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based using a marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2004 and 2003 were $163,000 and $227,000 respectively. The tax-equivalent yield on the investment portfolio was 4.93% for the three months ended March 31, 2004, down from 5.09% for the first three months of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Total interest expense decreased by $551,000 to $4.8 million for the first quarter of 2004 compared to $5.4 million for the same period in 2003. Interest expense on interest bearing deposits decreased by $536,000 to $3.0 million for the quarter ended March 31, 2004 from $3.5 million for the quarter ended March 31, 2003. This happened despite growth in deposits because of the change in the mix of deposits from higher costing certificates of deposit to checking and money market deposit accounts. The average cost of funds decreased from 2.88% for the first quarter of 2003 to 2.15% for the first quarter of 2004. The average balances of interest-bearing liabilities increased $132.1 million from $715.1 million in the first quarter of 2003 to $847.2 million in the first quarter of 2004.

Provision for Loan Losses. The provision for loan losses was $379,000 in the first quarter of 2004 compared to $335,000 for the first quarter of 2003 despite significant growth in loan balances. The lower provision was due in part to the Company's very low loss experience in the 2004 first quarter, which showed net charge-offs of $56,000. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to First Defiance's market area; and other factors related to the collectibility of First Defiance's loan portfolio. Management believes the balance of the allowance for loan losses is appropriate.

Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                       March 31,    December 31,
                                                         2004          2003
     Non-accrual loans                                 $   2,375     $   2,545
     Loans over 90 days past due and still accruing           --            --
                                                       -----------------------
     Total non-performing loans                        $   2,375     $   2,545
     Real estate owned (REO)                                 348           404
                                                       -----------------------
     Total non-performing assets                       $   2,723     $   2,949
                                                       =======================

     Allowance for loans losses as a percentage
       of total loans                                       1.18%         1.18%
     Allowance for loan losses as a percentage
       of non-performing assets                           336.65%       299.90%
     Allowance for loan losses as a percentage
       of non-performing loans                            385.98%       347.50%
     Total non-performing assets as a percentage
       of total assets                                      0.26%         0.28%
     Total non-performing loans as a percentage
       of total loans                                       0.31%         0.34%

Of the $2.4 million in non-accrual loans, $1.8 million were commercial loans or non-residential real estate loans and $545,000 were residential mortgage loans. The allowance for loan losses at March 31, 2004 was $9.2 million compared to $7.9 million at both March 31, 2003 and $8.8 million at December 31, 2003. For the quarter ended March 31, 2004, First Defiance charged off

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

$104,000 of loans against its allowance and realized recoveries of $48,000 from loans previously charged off. During the same quarter in 2003, First Defiance charged off $75,000 in loans and realized recoveries of $168,000.

In conjunction with the acquisition of the banking centers in June 2003, management recorded a discount of $2.9 million to offset expected credit losses in the acquired portfolio. Subsequent to December 31, 2003, several large classified loans in the acquired portfolio were paid off by the borrower, resulting in a reduction in the required discount. During the 2004 first quarter management adjusted the discount downward by $1.2 million to $1.6 million. The offsetting adjustment was a $1.2 million reduction in the goodwill recorded in conjunction with the acquisition.

Non-Interest Income. Non-interest income decreased $1.4 million in the first quarter of 2004, to $3.4 million for the quarter ended March 31, 2004 from $4.8 million for the same period in 2003. Individual components of non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans decreased $1.2 million to $589,000 for the three months ended March 31, 2004 from $1.8 million during the 2003 first quarter. The decrease is due to a decline in mortgage loan origination activity starting in the fourth quarter of 2003 and continuing through the first two months of 2004 as interest rates increased from their record low levels of mid-2003. The origination and servicing of mortgage loans continues to be a core activity of First Federal in its local market areas.

Gain on Sale of Securities. Gains realized from the sale of investment securities was $98,000 in the first quarter of 2004. This was a decrease of $533,000 from a gain of $631,000 in the first quarter of 2003. First Defiance did not sell any securities during the 2004 first quarter. However, several securities with call provisions that were purchased at discounts were called during the first three months of 2004. The resulting write-off of unamortized discounts is reflected as securities gains.

Service Fees. Loan and deposit fees increased $267,000 to $1.3 million for the quarter ended March 31, 2004 from $985,000 for the quarter ended March 31, 2003. Increases occurred primarily in loan servicing fees on sold loans, debit card interchange fees, and checking NSF fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $136,000 to $1.1 million in the first quarter of 2004 from $926,000 in the same period of 2003. Increases occurred in the property and casualty lines as well as income from the sale of securities and annuities.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, income from Bank Owned Life Insurance and other miscellaneous charges, decreased to $421,000 for the quarter ended March 31, 2004 from $449,000 for the same period in 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Non-Interest Expense. Total non-interest expense increased $449,000 to $7.5 million for the quarter ended March 31, 2004 from $7.0 million for the same period in 2003. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $606,000 to $4.3 million for the quarter ended March 31, 2004 from $3.7 million for the same period in 2003. The increase was the result of an increase in staffing due to the significant expansion in the Company's branch network. In addition to the June 2003 acquisition of three banking centers, the Company opened a de novo branch in Findlay, Ohio in December 2003 and in the Toledo suburb of Maumee, Ohio in February 2004.

Amortization and Impairment of Mortgage Servicing Rights. Amortization of mortgage servicing rights ("MSR's") totaled $172,000 in the 2004 first quarter compared to $523,000 in the 2003 first quarter, the result of a decline in the significant refinancing activity in the First Federal loan servicing portfolio that was taking place a year ago. Also, the Company recognized a $237,000 adjustment for impairment in the value of its MSR portfolio during the 2004 first quarter, the result of the decline in the market value of MSRs in the face of falling interest rates late in March 2004. There was a $240,000 impairment adjustment recognized in the first quarter of 2003. First Defiance has a total impairment reserve of $843,000 recorded against an asset with a book value before reserves of $4.0 million at March 31, 2004. That portfolio represents approximately 5,430 loans with unpaid balances of approximately $436 million.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) increased to $2.7 million for the quarter ended March 31, 2004 from $2.5 million for the same period in 2003.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 30.71% for the quarter ended March 31, 2004 compared to 29.86% for the same period in 2003. The effective tax rate is lower than the Company's statutory 35% rate because it has approximately $31.8 million invested in municipal securities, and $18.1 million of bank owned life insurance which are both exempt from federal tax.

As a result of the above factors, income for the quarter ended March 31, 2004 was $2.5 million compared to income of $2.7 million for the comparable period in 2003. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 2004 were each $0.41 and $.39, respectively, compared to basic and diluted earnings per share from continuing operations of $0.45 and $0.43, respectively, for the quarter ended March 31, 2003.

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $1.7 million of cash from operating activities during the first three months of 2004. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At March 31, 2004, First Defiance had $59.3 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $134.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $21.5 million of loans held-for-sale. Also as of March 31, 2004, the total amount of certificates of deposit that are scheduled to mature by March 31, 2005 is $249.8 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. As of March 31, 2004, $834,000 of these securities do not pass the FFIEC high risk security test. The weighted average life of these securities exceeds the test limits in an instantaneous rate increase scenario of 200 and 300 basis points. The company feels that at this time the return being realized is worth this risk. The remaining $22.7 million of these securities are not classified as high risk at March 31, 2004 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                                           Core Capital               Risk-Based Capital
                                                    Adequately        Well        Adequately        Well
                                                    Capitalized    Capitalized    Capitalized    Capitalized
                                                    -----------    -----------    -----------    -----------
Regulatory capital                                   $  98,468      $  98,468      $ 107,415      $ 107,415
Minimum required regulatory capital                     40,334         50,418         62,206         77,757
                                                     ---------      ---------      ---------      ---------
Excess regulatory capital                            $  58,134      $  48,050      $  45,209      $  29,658
                                                     =========      =========      =========      =========

Regulatory capital as a percentage of assets (1)           9.8%           9.8%          13.8%          13.8%
Minimum capital required as a percentage of
assets                                                     4.0%           5.0%           8.0%          10.0%
                                                     ---------      ---------      ---------      ---------
Excess regulatory capital as a percentage of
assets                                                     5.8%           4.8%           5.8%           3.8%
                                                     =========      =========      =========      =========

(1) Core capital is computed as a percentage of adjusted total assets of $1.0 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $777.6 million.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company's Annual Report on Form 10-K include the Allowance for Loan Losses, the Valuation of Mortgage Servicing Rights and the Deferral of Fees under SFAS 91. There have been no material changes in assumptions or judgments relative to those critical policies during the first quarter of 2004.

FDIC Insurance

The deposits of First Federal are currently insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance to commercial bank depositors. Both the SAIF and BIF are required by law to maintain a reserve ratio of 1.25% of insured deposits. First Federal's annual deposit insurance premiums for 2004 are approximately $0.015 per $100 of deposits.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

As discussed in detail in the 2003 Annual Report on Form 10-K, First Defiance's ability to maximize net income is dependent on management's ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 2004 amounts as a base case, First Defiance's net interest income would be impacted by less than the board mandated guidelines of 10%.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                         FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

      First Defiance is not engaged in any legal proceedings of a material nature.

Item 2. Changes in Securities

      The information presented in changes in Financial Condition of Management's Discussion and Analysis related to share report base activity is incorporated herein by reference.

Item 3. Defaults upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      At the annual meeting of shareholders held on April 20, 2004, in Defiance, Ohio the shareholders elected three directors to three-year terms. The following is a tabulation of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

      I.    Nominees for Director with Three-year Terms Expiring in 2006:

      NOMINEE                              FOR                  WITHHELD
      Stephen L. Boomer                 5,289,463               367,276
      Peter A. Diehl                    5,149,772               506,967
      William J. Small                  5,556,202               100,537

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 31.1      Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act

      Exhibit 31.2      Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act

      Exhibit 32.1      Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act

      Exhibit 32.2      Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act

(b)   Reports on Form 8-K

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on April 21, 2004 which included a copy of the Company's earnings release for the quarter ended March 31, 2004

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         First Defiance Financial Corp.
                                         (Registrant)


Date:  May 10, 2004                      By:   /s/ William J. Small
                                             ---------------------------------
                                               William J. Small
                                               Chairman, President and
                                               Chief Executive Officer


Date:  May 10, 2004                      By:   /s/ John C. Wahl
                                             ---------------------------------
                                               John C. Wahl
                                               Senior Vice President, Chief
                                               Financial Officer and
                                               Treasurer