Form 10-Q
period 2004-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2004-08-09
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]    Quarterly Report Pursuant to Section  13  or  15(d) of the
       Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004

                                      OR

[_]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the Transition
      Period    from ___________to__________

Commission file number 0-26850


                        First Defiance Financial Corp.
               --------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Ohio                                               34-1803915
----------------------------                              ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


601 Clinton Street, Defiance, Ohio                                  43512
-----------------------------------------                           -----
(Address or principal executive office)                          (Zip Code)


Registrant's telephone number, including area code:  (419) 782-5015
                                                   ----------------

Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed by Sections 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,317,658 shares outstanding at August 6, 2004

                         FIRST DEFIANCE FINANCIAL CORP.

                                     INDEX
                                                                   Page Number
                                                                   -----------
PART I.-FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements (Unaudited):

                  Consolidated Condensed Statements of Financial
                  Condition - June 30, 2004 and December 31, 2003         2

                  Consolidated Condensed Statements of Income -
                  Three and six months ended June 30, 2004 and 2003       4

                  Consolidated Condensed Statement of Changes in
                  Stockholders' Equity - Six months ended
                  June 30, 2004                                           5

                  Consolidated Condensed Statements of Cash Flows
                  - Six months ended June 30, 2004 and 2003               7

                  Notes to Consolidated Condensed Financial Statements    9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    21

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk                                            34

Item 4.           Controls and Procedures                                34

PART II-OTHER INFORMATION:

Item 1.          Legal Proceedings                                       35

Item 2.          Changes in Securities                                   35

Item 3.          Defaults upon Senior Securities                         35

Item 4.          Submission of Matters to a Vote of Security Holders     35

Item 5.          Other Information                                       35

Item 6.          Exhibits and Reports on Form 8-K                        36

                  Signatures                                             37

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                        FIRST DEFIANCE FINANCIAL CORP.

           Consolidated Condensed Statements of Financial Condition
                                  (UNAUDITED)
                            (Amounts in Thousands)
------------------------------------------------------------------------------



                                                  June 30, 2004    December 31, 2003
                                                  -------------    -----------------
ASSETS

Cash and cash equivalents:
   Cash and amounts due from
      depository institutions                     $    19,414         $    28,020
   Interest-bearing deposits                            1,125               9,763
                                                  -----------         -----------
                                                       20,539              37,783
Securities:
   Available-for-sale, carried at fair value          150,869             168,259
   Held-to-maturity, carried at amortized cost
      (approximate fair value $2,718 and $2,938
      at June 30, 2004 and December 31,
      2003 respectively)                                2,582               2,776
                                                  -----------         -----------
                                                      153,451             171,035
Loans held for sale                                     3,948               5,872
Loans receivable, net                                 809,232             735,255
Accrued interest receivable                             4,725               4,742
Federal Home Loan Bank stock and other
   interest-earning assets                             13,095              17,766
Bank owned life insurance                              18,337              17,952
Office properties and equipment                        23,890              23,846
Real estate and other assets held for sale                206                 404
Goodwill and other intangibles                         19,310              20,544
Mortgage servicing rights                               3,783               3,431
Other assets                                            2,650               1,969
                                                  -----------         -----------
Total assets                                      $ 1,073,166         $ 1,040,599
                                                  ===========         ===========


See accompanying notes.

                        FIRST DEFIANCE FINANCIAL CORP.

           Consolidated Condensed Statements of Financial Condition
                                  (UNAUDITED)
                            (Amounts in Thousands)
------------------------------------------------------------------------------

                                                  June 30, 2004     December 31, 2003
                                                  -------------     -----------------
LIABILITIES AND
   STOCKHOLDERS' EQUITY

Non-interest-bearing deposits                     $    56,659         $    52,323
Interest-bearing deposits                             696,731             676,673
                                                  -----------         -----------
   Total deposits                                     753,390             728,996

Advances from Federal Home Loan Bank                  176,623             164,522
Short-term borrowings and other
   interest-bearing liabilities                         9,360              12,267
Advance payments by borrowers for
   taxes and insurance                                     83                 231
Deferred taxes                                            950               1,859
Other liabilities                                       8,308               8,455
                                                  -----------         -----------
Total liabilities                                     948,714             916,330

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
   5,000 shares authorized; no shares
   issued                                                  --                  --
Common stock, $.01 par value per share:
   20,000 shares authorized; 6,318
    and 6,328 shares outstanding, respectively             63                  63
Additional paid-in capital                             51,761              51,144
Stock acquired by ESOP                                 (1,585)             (1,904)
Deferred compensation                                      (8)                (11)
Accumulated other comprehensive income,
   net of income taxes of $1,164
   and $2,163, respectively                             1,865               4,017
Retained earnings                                      72,356              70,960
                                                  -----------         -----------
Total stockholders' equity                            124,452             124,269
                                                  -----------         -----------

Total liabilities and stockholders' equity        $ 1,073,166         $ 1,040,599
                                                  ===========         ===========


See accompanying notes

                        FIRST DEFIANCE FINANCIAL CORP.
                  Consolidated Condensed Statements of Income
                                  (UNAUDITED)
                 (Amounts in Thousands, except per share data)
------------------------------------------------------------------------------

                                                               Three Months Ended             Six Months Ended
                                                                     June 30,                     June 30,
                                                                  2004        2003           2004        2003
                                                               --------      --------     --------     --------
Interest Income
Loans                                                          $ 11,279      $ 9,974      $ 22,207     $ 19,312
Investment securities                                             1,727        2,108         3,592        4,532
Interest-bearing deposits                                             4           80            36          109
                                                               --------      -------      --------     --------
Total interest income                                            13,010       12,162        25,835       23,953
Interest Expense
Deposits                                                          3,071        3,412         6,069        6,946
FHLB advances and other                                           1,790        1,895         3,575        3,709
Notes payable and warehouse loans                                    20           13            43           22
                                                               --------      -------      --------     --------
Total interest expense                                            4,881        5,320         9,687       10,677
                                                               --------      -------      --------     --------
Net interest Income                                               8,129        6,842        16,148       13,276
Provision for loan losses                                           490          353           868          688
                                                               --------      -------      --------     --------
Net interest income after provision for loan losses               7,639        6,489        15,280       12,588
Non-Interest Income
Service fees and other charges                                    1,373        1,133         2,578        2,149
Insurance and investment sales commission income                  1,223          967         2,286        1,893
Dividends on stock                                                  153          172           330          341
Gain on sale of loans                                               804        2,515         1,393        4,316
Gain on sale of securities                                          293          288           392          919
Trust income                                                         50           38            98           70
Income from Bank Owned Life Insurance                               192          204           385          405
Other non-interest income                                            43           20            92           35
                                                               --------      -------      --------     --------
Total non-interest income                                         4,131        5,337         7,554       10,128
Non-Interest Expense
Compensation and benefits                                         4,473        3,976         8,788        7,684
Occupancy                                                           842          741         1,682        1,469
SAIF deposit insurance premiums (rebates)                            28           31           (14)          55
State franchise tax                                                 157          285           312          566
Data processing                                                     579          427         1,122          859
Amortization of mortgage servicing rights                           233          756           406        1,279
Impairment (recovery) of mortgage servicing rights                 (524)         366          (287)         606
Amortization and impairment of goodwill and other intangibles        27            8            55            8
Other non-interest expense                                        1,319        1,111         2,536        2,189
                                                               --------      -------      --------     --------
Total non-interest expense                                        7,134        7,701        14,600       14,715
                                                               --------      -------      --------     --------
Income before income taxes                                        4,636        4,125         8,234        8,001
Federal income taxes                                              1,492        1,246         2,597        2,403
                                                               --------      -------      --------     --------
Net Income                                                     $  3,144      $ 2,879      $  5,637     $  5,598
                                                               ========      =======      ========     ========
Earnings per share (Note 4)
 Basic                                                         $   0.51      $  0.48      $   0.92     $   0.93
                                                               ========      =======      ========     ========
 Diluted                                                       $   0.49      $  0.46      $   0.88     $   0.89
                                                               ========      =======      ========     ========
Dividends declared per share (Note 3)                          $   0.20      $  0.15      $   0.40     $   0.30
                                                               ========      =======      ========     ========
Average shares outstanding (Note 4)
 Basic                                                            6,125        6,013         6,115        6,044
                                                               ========      =======      ========     ========
 Diluted                                                          6,385        6,254         6,402        6,293
                                                               ========      =======      ========     ========


See accompanying notes

                        FIRST DEFIANCE FINANCIAL CORP.

      Consolidated Condensed Statement of Changes in Stockholders' Equity
                                  (UNAUDITED)
                            (Amounts in Thousands)
------------------------------------------------------------------------------


                                                                   2004
                                           --------------------------------------------------------
                                                                                  Stock Acquired By
                                                                                -------------------
                                                         Additional                   Management
                                             Common        Paid-in                   Recognition
                                              Stock        Capital         ESOP          Plan
                                             ------       --------         ----    ---------------
Balance at January 1                           $ 63       $ 51,144      $ (1,904)        $ (11)

Comprehensive income:
     Net income
     Change in unrealized gains (losses),
         net of income taxes of  $999
Total comprehensive income
ESOP shares released                                           658           319
Amortization of deferred compensation
    of Management Recognition Plan                                                           3
Shares issued under stock option plan             1          1,255
Purchase of common stock for
    treasury                                     (1)        (1,296)
Dividends declared (Note 3)
                                               ----       --------      --------         -----
Balance at June 30                             $ 63       $ 51,761      $ (1,585)        $  (8)
                                               ====       ========      ========         =====


See accompanying notes

                        FIRST DEFIANCE FINANCIAL CORP.

                                  (UNAUDITED)
                            (Amounts in Thousands)
------------------------------------------------------------------------------

                                                                     2004                                 2003
                                             -----------------------------------------------------       -----
                                               Net Unrealized
                                              gains (losses) on                        Total              Total
                                               available-for-        Retained      Stockholders'      Stockholder's
                                               sale securities       Earnings         Equity             Equity
                                               ---------------       --------         ------             ------
Balance at January 1                                 $  4,017         $ 70,960        $ 124,269         $ 120,110

Comprehensive income:
     Net income                                                          5,637            5,637             5,598
     Change in unrealized gains (losses),
          net of income taxes of  $999                 (2,152)                           (2,152)              240
                                                                                      ---------         ---------
Total comprehensive income                                                               3,485              5,838

ESOP shares released                                                                       977                693

Amortization of deferred compensation
    of Management Recognition Plan                                                           3                 10

Shares issued under stock option plan                                                    1,256                650

Purchase of common stock for
    treasury                                                            (1,784)         (3,081)            (3,902)

Dividends declared (Note 3)                                             (2,457)         (2,457)            (1,814)
                                                                      --------        --------          ---------
Balance at June 30                                   $  1,865         $ 72,356        $ 124,452         $ 121,585
                                                     ========         ========        =========         =========

See accompanying notes

                        FIRST DEFIANCE FINANCIAL CORP.
                Consolidated Condensed Statements of Cash Flows
                                  (UNAUDITED)
                            (Amounts in Thousands)
------------------------------------------------------------------------------


                                                                   Six Months
                                                                 Ended June 30,
                                                              2004           2003
                                                              ----           ----
Operating Activities
Net income                                                $   5,637     $    5,598
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                    868            688
   Loss on sale of office properties and equipment                2             --
   Provision for depreciation                                   905            810
   Net securities amortization                                  228            468
   Amortization of mortgage servicing rights                    405          1,279
   Net impairment (recovery) of mortgage servicing rights      (287)           606
   Amortization of core deposit intangible                       54              8
   Gain on sale of loans                                     (1,393)        (4,316)
   Amortization of Management Recognition Plan
      deferred compensation                                       3             10
   Release of ESOP Shares                                       977            693
   Gains on sales of securities                                (392)          (919)
   Deferred federal income tax expense (credit)                 249           (310)
   Proceeds from sale of loans                               59,514        180,178
   Origination of mortgage servicing rights, net               (470)        (1,656)
   Origination of loans held for sale                       (56,197)      (170,257)
   Decrease in interest receivable and other assets          (1,049)          (988)
   Increase (decrease) in other liabilities                    (202)           770
                                                          ---------     ----------
   Net cash provided by operating activities                  8,852         12,662

Investing Activities
Proceeds from maturities of held-to-maturity securities         190            629
Proceeds from maturities of available-for-sale securities    29,056         45,488
Proceeds from sale of available-for-sale securities           5,293          9,958
Proceeds from sales of real estate and
  other assets held for sale                                    729            241
Proceeds from sale of discontinued operations                    --          1,228
Proceeds from sale of Federal Home Loan Bank stock            4,671             --
Purchases of available-for-sale securities                  (20,101)       (22,195)
Purchases of Federal Home Loan Bank stock                        --           (340)
Purchases of office properties and equipment                   (951)        (1,495)
Acquisition of branch offices                                    --         59,823
Net increase in loans receivable                            (74,141)       (51,017)
                                                          ---------     ----------
Net cash (used in) provided by investing activities         (55,254)        42,320


                        FIRST DEFIANCE FINANCIAL CORP.
          Consolidated Condensed Statements of Cash Flows (Continued)
                                  (UNAUDITED)
                            (Amounts in Thousands)
------------------------------------------------------------------------------

                                                                                  Six Months
                                                                                 Ended June 30,
                                                                              2004           2003
                                                                         ---------      ---------
Financing Activities
Net increase (decrease) in deposits                                         24,246        (14,478)
Repayment of Federal Home Loan Bank long-term advances                        (899)          (688)
Repayment of term notes payable                                                 --            (10)
Net increase (decrease) in Federal Home Loan Bank
   short-term advances                                                      13,000         (3,000)
Proceeds from Federal Home Loan Bank long term advances                         --          9,000
Net increase (decrease) in securities sold under repurchase agreements      (2,907)         3,189
Purchase of common stock for treasury                                       (3,081)        (3,902)
Cash dividends paid                                                         (2,457)        (1,814)
Proceeds from exercise of stock options                                      1,256            650
                                                                         ---------      ---------
Net cash provided (used in) by financing activities                         29,158        (11,053)
                                                                         ---------      ---------
(Decrease) increase in cash and cash equivalents                           (17,244)        43,929
Cash and cash equivalents at beginning of period                            37,783         28,658
                                                                         ---------      ---------
Cash and cash equivalents at end of period                               $  20,539      $  72,587
                                                                         =========      =========
Supplemental Cash Flow Information:
Interest paid                                                            $   9,843      $  10,263
                                                                         =========      =========
Income taxes paid                                                        $   2,078      $   2,214
                                                                         =========      =========
Transfers from loans to real estate
   and other assets held for sale                                        $     531      $      98
                                                                         =========      =========
Noncash Operating Activities:
Change in deferred tax established on net unrealized
   gain or loss on available-for-sale securities                         $     999      $     (28)
                                                                         =========      =========
Noncash Investing Activities:
Increase (decrease) in net unrealized gain or loss on
   available-for-sale securities                                         $  (3,310)     $     212
                                                                         =========      =========
Noncash Financing Activities:
Cash dividends declared but not paid                                     $   1,218      $     894
                                                                         =========      =========


See accompanying notes.

                     FIRST DEFIANCE FINANCIAL CORP.
             Notes to Consolidated Condensed Financial Statements
                     (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


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

The accompanying consolidated condensed financial statements as of June 30, 2004 and for the three and six-month periods ending June 30, 2004 and 2003 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2003 Annual Report on Form 10-K for the year ended December 31, 2003. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal Bank and First Insurance. At June 30, 2004 goodwill totaled $19.3 million, a reduction from the $20.5 million balance reported at December 31, 2003. The reduction in goodwill is the result of management reassessing the required discount adjustment necessary for the loan portfolio acquired in June 2003 from the RFC Banking Company. Based on early pay-offs of several large classified loans, management reduced the discount recorded in conjunction with the original purchase price allocation. The offsetting adjustment was a $1.2 million reduction in goodwill recorded during the 2004 first quarter.

                     FIRST DEFIANCE FINANCIAL CORP.
       Notes to Consolidated Condensed Financial Statements (continued)
                  (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


2. Basis of Presentation (continued)

Income Taxes

The Company's effective tax rate differs from the statutory 35% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes.

Stock Compensation

At June 30, 2004, the Company had three stock-based compensation plans, which are more fully described in Note 18 in the financial statements included in First Defiance's 2003 Annual Report on Form 10-K. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

                     FIRST DEFIANCE FINANCIAL CORP.
       Notes to Consolidated Condensed Financial Statements (continued)
                  (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


2. Basis of Presentation (continued)

The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      June 30
                                               2004           2003
                                            --------        -------
Risk free interest rate                       5.54 %         5.66 %
Dividend yield                                2.95 %         2.97 %
Volatility factors of expected market price
   of stock                                   0.261%         0.266%
Weighted average expected life                8.89 years     8.70 years
Weighted average grant date fair value
   of options granted                       $ 3.77         $ 3.51


Based on the above assumptions, pro forma net income and earnings per share are computed as follows (in thousands, except per share amounts):

                                        Three Months Ended      Six Months Ended
                                             June 30,                June 30,
                                          2004        2003       2004       2003
                                        -------     -------    -------   --------
Net income                              $ 3,144     $ 2,879    $ 5,637   $ 5,598
Stock-based compensation using the
 fair value method, net of tax              (59)        (50)      (104)     (101)
                                        -------     -------    -------   -------
 Pro forma net income from
  continuing operations                 $ 3,085     $ 2,829    $ 5,533   $ 5,497
                                        =======     =======    =======   =======
Pro forma earnings per share:
  Basic                                 $  0.50     $  0.47    $  0.90   $  0.91
                                        =======     =======    =======   =======
  Diluted                               $  0.48     $  0.45    $  0.87   $  0.87
                                        =======     =======    =======   =======

Medicare Prescription Law

In May 2004, the FASB issued revised guidance that requires disclosure that acknowledges the issuance of this new law and the fact that it may affect a company's accumulated postretirement benefit obligation and net postretirement benefit cost. The required disclosure for First Defiance is presented in Note 9.

                     FIRST DEFIANCE FINANCIAL CORP.
       Notes to Consolidated Condensed Financial Statements (continued)
                (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


2. Basis of Presentation (continued)

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities
In January  2003, the FASB issued FASB Interpretation No. 46  (FIN No.  46),
Consolidation of Variable   Interest   Entities.   The   objective   of this
interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected loss and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued modifications to FIN No. 46 to provide additional scope exceptions, address certain implementation issues and promote a more consistent application of the provisions. Revised FIN No. 46 superceded FIN No. 46 and was adopted by the Company effective January 1, 2004. First Defiance is not a party to any VIEs as of June 30, 2004.

Other Than Temporary Impairments

In March 2004, the Emerging Issues Task Force ("EITF"), revised EITF No. 03-01, "The Meaning of Other than Temporary Impairment and its Application to Certain Investments." In the revised guidance, the EITF reached a consensus regarding the model to be used in determining whether an investment is other than temporarily impaired, and the required disclosures about unrealized losses on available for sale debt and equity securities. The other than temporary impairment evaluation guidance was effective for First Defiance on July 1, 2004. The additional annual disclosures prescribed by the guidance are required for First Defiance beginning with the year ended December 31, 2004. Management is currently evaluating the effect of this guidance on First Defiance's financial condition and results of operations.

                     FIRST DEFIANCE FINANCIAL CORP.
       Notes to Consolidated Condensed Financial Statements (continued)
                     (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


2. Basis of Presentation (continued)
Recent Accounting Pronouncements (continued)


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

3. Dividends on Common Stock

As of June 30, 2004, First Defiance had declared a quarterly cash dividend of $.20 per share for the second quarter of 2004, payable July 23, 2004.

4. Earnings Per Share

Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and six-month periods ended June 30, 2004 and 2003. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and six-months ended June 30, 2004 and 2003, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

                     FIRST DEFIANCE FINANCIAL CORP.
       Notes to Consolidated Condensed Financial Statements (continued)
                     (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


4. Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):


                                                      Three Months Ended     Six Months Ended
                                                            June 30               June 30
                                                        2004       2003       2004       2003
                                                      -------    -------    -------    -------
Numerator for basic and diluted earnings per share
 - Net income                                         $ 3,144    $ 2,879    $ 5,637    $ 5,598

Denominator:
  Denominator for basic earnings per share -
   weighted average shares                              6,125      6,013      6,115      6,044
  Effect of dilutive securities:
     Employee stock options                               258        235        285        241
     Unvested management recognition plan stock             2          6          2          8
                                                      -------    -------    -------    -------
  Dilutive potential common shares                        260        241        287        249
                                                      -------    -------    -------    -------
  Denominator for diluted earnings per share -
   adjusted weighted average shares and assumed
   conversions                                          6,385      6,254      6,402      6,293
                                                      =======    =======    =======    =======
Basic earnings per share                              $  0.51    $  0.48    $  0.92    $  0.93
                                                      =======    =======    =======    =======
Diluted earnings per share                            $  0.49    $  0.46    $  0.88    $  0.89
                                                      =======    =======    =======    =======


                     FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                 (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


5. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

                                                                   JUNE 30, 2004
                                               ---------------------------------------------------
                                                                Gross        Gross
                                                Amortized     Unrealized   Unrealized
                                                  Cost           Gains       Losses     Fair Value
                                               ----------     ----------   ----------   ----------
Available-for-Sale Securities:
   U.S. Treasury securities and obligations
     of U.S. Government corporations and
     agencies                                  $  53,566      $ 2,073      $  94      $  55,545
   Corporate bonds                                 6,186          347         --          6,533
   Mortgage-backed securities                     18,656           93        161         18,588
   REMICs                                          7,249           11         19          7,241
   Collateralized mortgage obligations            20,907           48        182         20,773
   Trust preferred stock                           7,226           62          2          7,286
   Equity securities                                  69           10         --             79
   Obligations of state and political
     subdivisions                                 34,140          849        165         34,824
                                               ---------      -------      -----      ---------
   Totals                                      $ 147,999      $ 3,493      $ 623      $ 150,869
                                               =========      =======      =====      =========
Held-to-Maturity Securities:
   FHLMC certificates                          $     559      $    23      $   1      $     581
   FNMA certificates                               1,087           21          2          1,106
   GNMA certificates                                 346            1         --            347
   Obligations of state and political
     subdivisions                                    590           94         --            684
                                               ---------      -------      -----      ---------
   Totals                                      $   2,582      $   139      $   3      $   2,718
                                               =========      =======      =====      =========

Management has determined that unrealized losses on securities classified as available-for-sale are deemed temporary as the Company has the intent and ability to hold such securities until loss are recovered or until maturity.

                     FIRST DEFIANCE FINANCIAL CORP.
       Notes to Consolidated Condensed Financial Statements (continued)
                     (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


5.  Investment Securities (continued)

                                                                  DECEMBER 31, 2003
                                               ------------------------------------------------
                                                               Gross       Gross
                                                Amortized    Unrealized  Unrealized
                                                  Cost          Gains      Losses    Fair Value
                                               ----------    ----------  ----------  ----------
Available-for-Sale Securities:
   U.S. Treasury securities and obligations
     of U.S. Government corporations and
     agencies                                  $  72,907     $ 3,980     $  12       $  76,875
   Corporate bonds                                 7,210         506        --           7,716
   Mortgage-backed securities                     19,621         169        38          19,752
   REMICs                                          8,994          22        54           8,962
   Collateralized mortgage obligations            14,687          53        21          14,719
   Trust preferred stock                           7,238          84        --           7,322
   Equity securities                                  69           9        --              78
   Obligations of state and political
     subdivisions                                 31,352       1,504        21          32,835
                                               ---------     -------     -----       ---------
   Totals                                      $ 162,078     $ 6,327     $ 146       $ 168,259
                                               =========     =======     =====       =========
Held-to-Maturity Securities:
   FHLMC certificates                          $     603     $    25     $   1       $     627
   FNMA certificates                               1,174          16         6           1,184
   GNMA certificates                                 409          11        --             420
   Obligations of state and political
     subdivisions                                    590         117        --             707
                                               ---------     -------     -----       ---------
   Totals                                      $   2,776     $   169     $   7       $   2,938
                                               =========     =======     =====       =========

                     FIRST DEFIANCE FINANCIAL CORP.
       Notes to Consolidated Condensed Financial Statements (continued)
                     (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


6. Loans

Loans receivable and held for sale consist of the following (in thousands):

                                                    June 30,     December 31
                                                      2004         2003
                                                   ---------    ------------
Real Estate:
     One-to-four family residential                $ 181,685    $ 167,983
     Construction                                     15,472       16,830
     Non-residential and multi-family                371,360      341,423
                                                   ---------    ---------
                                                     568,517      526,236
Other Loans:
     Commercial                                      140,178      120,677
     Consumer finance                                 42,741       40,257
     Home equity and improvement                      80,312       70,038
                                                   ---------    ---------
                                                     263,231      230,972
                                                   ---------    ---------
Total real estate and other loans                    831,748      757,208
Deduct:
     Loans in process                                  7,925        6,079
     Net deferred loan origination fees and costs      1,106        1,158
     Allowance for loan loss                           9,537        8,844
                                                   ---------    ---------
     Totals                                        $ 813,180    $ 741,127
                                                   =========    =========

Changes in the allowance for loan losses were as follows (in $000s):

                                                  Three Months Ended June 30  Six Months Ended June 30
                                                       2004         2003         2004        2003
                                                     -------     -------       -------    -------
Balance at beginning of period                       $ 9,167     $ 7,924       $ 8,844    $ 7,496
Provision for loan losses                                490         353           869        688
Charge-offs:
     One-to-four family residential real estate           --          18            52         18
     Non-residential and multi-family real estate          9         162             9        162
     Commercial                                          125          38           139         63
     Consumer finance                                     33          39            71         89
                                                     -------     -------       -------    -------
Total charge-offs                                        167         257           271        332
Recoveries                                                47          85            95        253
                                                     -------     -------       -------    -------
Net charge-offs                                          120         172           176         79
                                                     -------     -------       -------    -------
Ending allowance                                     $ 9,537     $ 8,105       $ 9,537    $ 8,105
                                                     =======     =======       =======    =======

                     FIRST DEFIANCE FINANCIAL CORP.
       Notes to Consolidated Condensed Financial Statements (continued)
                     (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


7. Deposits

A summary of deposit balances is as follows (in thousands):

                                          JUNE 30,     DECEMBER 31,
                                            2004         2003
                                         ---------    ------------
Non-interest-bearing checking accounts   $  56,659    $  52,323
Interest-bearing checking accounts          68,732       67,351
Savings accounts                            53,965       51,767
Money market demand accounts               157,110      148,691
Certificates of deposit                    416,924      408,864
                                         ---------    ---------
                                         $ 753,390    $ 728,996
                                         =========    =========

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

                     FIRST DEFIANCE FINANCIAL CORP.
       Notes to Consolidated Condensed Financial Statements (continued)
                 (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


8. Commitments, Guarantees and Contingent Liabilities (continued)

The Company's maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

                              June 30,     December 31,
                                 2004         2003
                              ---------    -----------
                                  (In Thousands)
Commercial                    $ 120,392    $ 113,247
Real Estate                      11,262        6,799
Consumer                         58,559       56,823
Standby Letters of Credit         4,751        3,550
                              ---------    ---------
Total                         $ 194,964    $ 180,419
                              =========    =========

The remaining weighted average life for outstanding standby letters of credit was less than one year at June 30, 2004. The Company had $140,000 of standby letters of credit with a life longer than one year.

9. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 14 in the financial statements included in First Defiance's 2003 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three and six-month periods ended June 30, 2004 and 2003:

                                               Three Months ended June 30   Six Months ended June 30
                                                  2004         2003              2004       2003
                                               --------       -------           --------   --------
                                                                   (In Thousands)
Service cost-benefits attributable to service
 during the period                               $ 12            9              $ 24       $ 18
Interest cost on accumulated postretirement
 benefit obligation                                24           21                48         42
Net amortization and deferral                       6            3                12          6
                                                 ----         ----              ----       ----
Net periodic postretirement benefit cost         $ 42         $ 33              $ 84       $ 66
                                                 ====         ====              ====       ====

                     FIRST DEFIANCE FINANCIAL CORP.
       Notes to Consolidated Condensed Financial Statements (continued)
                  (Unaudited at June 30, 2004 and 2003)
------------------------------------------------------------------------------


9.Postretirement Benefits (continued)

Prescription drug coverage was added to Medicare under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). As a result, net per capita claims cost and the costs borne by retirees have been assumed to decrease in 2006 due to this legislation. The enactment of the Act resulted in a decrease to the accrued postretirement benefit obligation in 2003 which is being amortized beginning in 2004. The Company has not yet determined whether its current plan is actuarially equivalent to Medicare Part D under the Act. Until such determination is made, the Company has assumed that it will opt for coverage under Medicare Part D rather than the Federal subsidy approach.

10. Contingent Liabilities

On January 18, 2002, First Defiance entered into an agreement with U.S. Bank National Association (USBank) to sell its Leader Mortgage Company subsidiary. Leader and USBank have asserted certain claims for reimbursement under the terms of that Purchase and Sale Agreement. Leader and USBank contend that First Federal is obligated to repay them for "charges, advancements, and other payments" that Leader made and for which it was not reimbursed. Management is in the process of reviewing the claim and is unable to estimate with any certainty the amount the Company may be liable for at this time. Such claims are subject to a $5 million cap under the Purchase and Sale agreement.

11.  Subsequent Event

On August 4, 2004, First Defiance entered into an Agreement and Plan of Merger with ComBanc, Inc. Under the terms of the agreement, First Defiance will acquire ComBanc and its wholly owned subsidiary, The Commercial Bank of Delphos Ohio. First Defiance has agreed to purchase the outstanding shares of ComBanc for $17.20 per share for a transaction valued at $38.0 million. The shareholders of ComBanc have the right to select payment of the purchase price in either cash or shares of First Defiance common stock, subject to an aggregate consideration mix of 50% cash and 50% common stock. Upon completion of the acquisition, on a pro forma basis using June 30, 2004 data, First Defiance will have $1.278 billion in total assets, $933.3 million in loans, $928.5 million in total deposits, and $143.5 million in shareholders' equity. The acquisition is expected to result in approximately $17.0 million in additional goodwill and other intangibles. Management anticipates the transaction, which is subject to regulatory and ComBanc shareholder approval, to close in the first quarter of 2005.

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

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes deposit and loan servicing fees, gains on sales of mortgage loans, and insurance and investment sales commissions. First Defiance's earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, amortization and impairment of mortgage servicing rights and miscellaneous other expenses, as well as federal income tax expense.

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

CHANGES IN FINANCIAL CONDITION
At June 30, 2004, First Defiance's total assets, deposits and stockholders' equity amounted to $1.07 billion, $753.4 million and $124.5 million, respectively, compared to $1.04 billion, $729.0 million and $124.3 million, respectively, at December 31, 2003.

Net loans receivable increased to $813.2 million at June 30, 2004 from $741.1 million at December 31, 2003. The increase in loans receivable occurred primarily in non-residential and multi-family real estate loans, which increased by $30.0 million to $371.4 million, commercial loans, which increased by $19.5 million to $140.2 million, one-to-four family residential loans, which increased by $13.7 million to $181.7 million, home equity and improvement loans, which increased by $10.3 million to $80.3 million and consumer loans, which increased by $2.4 million to $42.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The investment securities portfolio decreased to $153.5 million at June 30, 2004 from $171.0 million at December 31, 2003. The decrease in the balance in the investment portfolio is the result of redeploying funds from securities as they mature or get called to fund loan growth.

Deposits increased $24.4 million from $729.0 million at December 31, 2003 to $753.4 million as of June 30, 2004. This increase resulted from an increase in money market deposit accounts which increased $8.4 million to $157.1 million, non-interest checking accounts, which increased $4.4 million to $56.7 million, savings accounts, which increased $2.2 million to $54.0 million, and interest bearing checking accounts, which increased $1.3 million to $68.7 million. Certificates of deposit balances increased $8.0 million to $416.9 million. $7.1 million of the increase resulted from an increase in brokered certificates of deposit balances. Management uses brokered CDs as an alternative source of funding.

Additionally, FHLB advances increased to $176.6 million at June 30, 2004 from $164.5 million at December 31, 2003. These borrowings were used to fund loan growth and short-term funding needs. Short-term borrowings decreased to $9.4 million at June 30, 2004 from $12.3 million at December 31, 2003. This is a result of a decrease in the balance of securities sold under repurchase agreements, which are a function of customer demand.

Stockholders' equity increased from $124.3 million at December 31, 2003 to $124.5 million at June 30, 2004. The increase is a result of the $5.6 million of net income, the release of ESOP shares which increased equity by $977,000 and $1.3 million from the exercise of stock options by First Defiance employees. Those increases were offset by a decrease in unrealized gains on available for sale securities (net of tax) of $2.1 million, $2.5 million of dividends declared and by $3.1 million due to the repurchase of shares 122,848 shares for treasury at an average price of $25.08 per share.

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


                                                                     Three Months Ended June 30,
                                            ---------------------------------------------------------------------------
                                                          2004                                      2003
                                            -----------------------------------       ---------------------------------
                                            Average                      Yield/       Average                    Yield/
                                            Balance         Interest(1)  Rate(2)      Balance     Interest(1)    Rate(2)
                                            -------         -----------  -------      -------     -----------    -------
Interest-earning assets:
   Loans receivable                        $   786,575     $ 11,283      5.77%        $ 633,755    $ 10,030      6.35%
   Securities                                  154,995        1,915      4.97           189,448       2,284      4.84
   Interest-earning deposits                       347            4      4.64            24,697          80      1.30
   FHLB stock and other                         15,256          153      4.03            17,244         172      4.00
                                            ----------    ---------                   ---------    --------
   Total interest-earning assets               957,173       13,355      5.61           865,144      12,566      5.83
Non-interest-earning assets                     93,289                                   73,933
                                           -----------                                ---------
   Total assets                            $ 1,050,462                                $ 939,077
                                           ===========                                =========
Interest-bearing liabilities:
   Deposits                                $   687,293     $  3,071      1.80%        $ 603,045    $  3,412      2.27%
   FHLB advances and other                     165,668        1,790      4.35           154,658       1,895      4.91
   Notes payable                                 9,666           20       .83             4,225          13      1.23
                                           -----------     --------                   ---------    --------
   Total interest-bearing liabilities          862,627        4,881      2.28           761,928       5,320      2.80
Non-interest bearing deposits                   54,795           --                      46,505          --
                                           -----------   ----------                   ---------    --------
Total including non-interest bearing
   demand deposits                             917,422        4,881      2.14           808,433       5,320      2.64
Other non-interest-bearing liabilities           7,131                                    9,756
                                           -----------                                ---------
   Total liabilities                           924,553                                  818,189
Stockholders' equity                           125,909                                  120,888
                                           -----------                                ---------
   Total liabilities and stock-
      holders' equity                      $ 1,050,462                                $ 939,077
                                           ===========                                =========
Net interest income; interest
   rate spread                                             $  8,474      3.33%                     $  7,246      3.03%
                                                           ========      ====                      ========      ====
Net interest margin (3)                                                  3.56%                                   3.36%
                                                                         ====                                    ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                            111%                                   114%
                                                                          ===                                    ===

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                                                                  Six Months Ended June 30,
                                           -------------------------------------------------------------------------
                                                        2004                                 2003
                                           ----------------------------------      ---------------------------------
                                           Average                     Yield/      Average                   Yield/
                                           Balance        Interest(1)  Rate(2)     Balance     Interest(1)   Rate(2)
                                          -----------     -----------  -------    ----------   -----------   -------
Interest-earning assets:
   Loans receivable                       $   768,211     $ 22,215     5.82%      $ 611,796     $ 19,428     6.40%
   Securities                                 160,117        3,962     4.98         198,046        4,875     4.96
   Interest-earning deposits                    4,418           36     1.64          15,782          109     1.39
   FHLB stock and other                        16,512          330     4.02          17,602          341     3.91
                                          -----------     --------                ---------     --------
   Total interest-earning assets              949,258       26,543     5.62         843,226       24,753     5.92
Non-interest-earning assets                    94,259                                68,581
                                            ---------                             ---------
   Total assets                           $ 1,043,517                             $ 911,807
                                          ===========                             =========
Interest-bearing liabilities:
   Deposits                               $   680,243     $  6,069     1.79%      $ 579,285     $  6,946     2.42%
   FHLB advances and other                    164,455        3,575     4.37         155,610        3,709     4.81
   Notes payable                               10,203           43      .85           3,618           22     1.23
                                          -----------     --------                ---------     --------
   Total interest-bearing liabilities         854,901        9,687     2.28         738,513       10,677     2.92
Non-interest bearing deposits                  53,952           --                   42,421           --
                                          -----------     --------                ---------     --------
Total including non-interest bearing
   demand deposits                            908,853        9,687     2.14         780,934       10,677     2.76
Other non-interest-bearing liabilities          8,774                                10,307
                                          -----------                             ---------
   Total liabilities                          917,627                               791,241
Stockholders' equity                          125,890                               120,566
                                          -----------                             ---------
   Total liabilities and stock-
      holders' equity                     $ 1,043,517                             $ 911,807
                                          ===========                             =========
Net interest income; interest
   rate spread                                            $ 16,856     3.34%                    $ 14,076     3.00%
                                                          ========     ===                      ========     ===
Net interest margin (3)                                                3.57%                                 3.37%
                                                                       ===                                   ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                         111%                                  114%
                                                                       ===                                   ===


(1) Interest on certain tax exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(4) Annualized
(5) Net interest margin is net interest income divided by average interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

First Defiance had net income of $3.1 million or $.49 per share for the three months ended June 30, 2004 compared to $2.9 million or $0.46 per share for the same period in 2003.

Net Interest Income. Net interest income for the quarter ended June 30, 2004 was $8.1 million compared to $6.8 million for the same period in 2003. Net interest margin for the 2004 first quarter was 3.56% compared to 3.36% for the same period in 2003. On a tax-equivalent basis, net interest income for the quarter ended June 30, 2004 was $8.5 million compared to $7.2 million for the same period in 2003.

Total interest income increased by $848,000 to $13.0 million for the three months ended June 30, 2004 from $12.2 million for the three months ended June 30, 2003. On a tax equivalent basis, total interest income increased by $789,000 to $13.4 million for the three months ended June 30, 2004 from $12.6 million for the three months ended June 30, 2003. Interest on loans increased $1.3 million to $11.3 million in the second quarter of 2004 from $10.0 million in the second quarter of 2003. The increase in interest from loans was due to a $152.8 million increase in average loan balances between the second quarter of 2003 and the second quarter of 2004. A portion of the increase was attributable to the $79.1 million of loans acquired in June 2003 as part of the acquisition of banking center offices in Findlay, Ottawa and McComb Ohio from RFC Banking Company. The balance of the increase is due to growth of the Company's commercial and commercial real estate portfolios over the past twelve months

Some of the benefit of increased loan volumes has been offset by declining portfolio yields. The yield on First Defiance's loan portfolio declined from 6.35% for the three months ended June 30, 2003 to 5.77% for the same period in 2004 because of falling interest rates over that time period. The Company also has experienced a change in the mix of its loan portfolio as commercial loans and non-residential real estate loans were $511.5 million at June 30, 2004, up from $462.1 million at December 31, 2003 and $432.2 million at June 30, 2003. During that same time one-to-four family residential loans, excluding loans held for sale, increased only $14.3 million to $193.2 million from $178.9 million (one-to-four family residential loans were $173.2 million at June 30, 2003). The Company sells most of its new mortgage loan originations into the secondary market.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, decreased $445,000 to $1.9 million for the three months ended June 30, 2004 compared to $2.4 million for the same period in
2003.   The decrease is due to the decline in the average balance by $58.8 million from $214.1 million at June 30, 2003 to $155.3 million at June 30, 2004. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based using a marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2004 and 2003 were $192,000 and $232,000 respectively.

The tax-equivalent yield on the investment portfolio was 4.97% for the three months ended June 30, 2004, up from 4.84% for the second quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Total interest expense decreased by $439,000 to $4.9 million for the second quarter of 2004 compared to $5.3 million for the same period in 2003. Interest expense on interest bearing deposits decreased by $341,000 to $3.1 million for the quarter ended June 30, 2004 from $3.4 million for the quarter ended June 30, 2003. This happened despite growth in deposits because of the change in the mix of deposits, from higher costing certificates of deposit to checking and money market deposit accounts. The average cost of funds decreased from 2.64% for the second quarter of 2003 to 2.14% for the second quarter of 2004. The average balances of interest-bearing liabilities increased $100.7 million from $761.9 million in the second quarter of 2003 to $862.6 million in the second quarter of 2004.

Provision For Loan Losses. The provision for loan losses was $490,000 in the second quarter of 2004 compared to $353,000 for the second quarter of 2003 due in part to significant growth in loan balances. The increase in the provision is the result of continued significant growth in loan balances, particularly in the commercial and non-residential real estate categories. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to First Defiance's market area; and other factors related to the collectibility of First Defiance's loan portfolio. Management believes the balance of the allowance for loan losses is appropriate. The growth in the allowance for loan losses is consistent with the growth in loan balances outstanding. While the balance of net charge-offs continues to be low, First Defiance asset quality ratios, including allowance for loan losses as a percentage of total loans, and allowance for loan losses as a percentage of non-performing assets remain relatively constant quarter to quarter and year over year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                 June 30,     December 31,
                                                   2004          2003
                                                 --------     --------
Non-accrual loans                                $  2,863     $  2,545
Loans over 90 days past due and still accruing         --           --
                                                 --------     --------
Total non-performing loans                       $  2,863     $  2,545
Real estate owned (REO)                               193          404
                                                 --------     --------
Total non-performing assets                      $  3,056     $  2,949
                                                 ========     ========
Allowance for loans losses as a percentage
  of total loans                                     1.16%        1.18%
Allowance for loan losses as a percentage
  of non-performing assets                         312.07%      299.90%
Allowance for loan losses as a percentage
  of non-performing loans                          333.11%      347.50%
Total non-performing assets as a percentage
  of total assets                                    0.28%        0.28%
Total non-performing loans as a percentage
  of total loans                                     0.35%        0.34%


Of the $2.9 million in non-accrual loans, $2.3 million were commercial loans or non-residential real estate loans and $464,000 were residential mortgage loans. The allowance for loan losses at June 30, 2004 was $9.5 million compared to $8.1 million at both June 30, 2003 and $8.8 million at December 31, 2003. For the quarter ended June 30, 2004, First Defiance charged off $167,000 of loans against its allowance and realized recoveries of $47,000
from loans previously charged off.   During the same quarter in 2003, First
Defiance charged off $256,000 in loans and realized recoveries of $85,000.

Non-interest Income. Non-interest income decreased $1.2 million in the second quarter of 2004, to $4.1 million for the quarter ended June 30, 2004 from $5.3 million for the same period in 2003. Individual components of non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans decreased $1.7 million to $804,000 for the three months ended June 30, 2004 from $2.5 million during the 2003 second quarter. The decrease is due to a decline in mortgage loan origination activity starting in the fourth quarter of 2003 and continuing through the first six months of 2004 as interest rates increased from their record low levels of mid-2003. The origination and servicing of mortgage loans continues to be a core activity of First Federal in its local market areas.

Gain on Sale of Securities. Gains realized from the sale of investment securities was $293,000 in the second quarter of 2004. This was an increase of $5,000 from a gain of $288,000 in the second quarter of 2003.

Service Fees. Loan and deposit fees increased $240,000 to $1.4 million for the quarter ended June 30, 2004 from $1.1 million for the quarter ended June 30, 2003. Increases occurred primarily in loan servicing fees on sold loans, debit card interchange fees, and checking NSF fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $256,000 to $1.2 million in the second quarter of 2004 from $967,000 in the same period of 2003. Increases occurred primarily in the sale of investment and annuity products.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, income from Bank Owned Life Insurance and other miscellaneous charges, increased to $438,000 for the quarter ended June 30, 2004 from $434,000 for the same period in 2003.

Non-Interest Expense. Total non-interest expense decreased $567,000 to $7.1 million for the quarter ended June 30, 2004 from $7.7 million for the same period in 2003. Significant individual components of the increase are as follows:

Compensation and Benefits. Compensation and benefits increased $497,000 to $4.5 million for the quarter ended June 30, 2004 from $4.0 million for the same period in 2003. The increase was the result of an increase in staffing due to the significant expansion in the Company's branch network. In addition to the June 2003 acquisition of three banking centers, the Company opened a de novo branch in Findlay, Ohio in December 2003 and in the Toledo suburb of Maumee, Ohio in February 2004.

Amortization and Impairment of Mortgage Servicing Rights.   Amortization of
mortgage servicing rights ("MSR's") totaled $233,000 in the 2004 second quarter compared to $756,000 in the 2003 second quarter, the result of a decline in the significant refinancing activity in the First Federal loan servicing portfolio that was taking place a year ago. Also, the Company recognized the recovery of $524,000 of previously recorded impairment in the value of its MSR portfolio during the 2004 second quarter, the result of the increase in the market value of MSRs in the face of rising interest rates during the 2004 second quarter. There was a $366,000 adjustment to increase the impairment reserve in the second quarter of 2003. First Defiance has a total impairment reserve of $319,000 recorded against an asset with a book value before reserves of $4.1 million at June 30, 2004. That portfolio represents approximately 5,497 loans with unpaid balances of approximately $443.9 million.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) increased to $3.0 million for the quarter ended June 30, 2004 from $2.6 million for the same period in 2003.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 32.18% for the quarter ended June 30, 2004 compared to 30.20% for the same period in 2003. The effective tax rate is lower than the Company's statutory 35% rate because it has approximately $34.7 million invested in municipal securities, and $18.3 million of bank owned life insurance which are both exempt from federal tax.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

As a result of the above factors, income for the quarter ended June 30, 2004 was $3.1 million compared to income of $2.9 million for the comparable period in 2003. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 2004 were each $0.51 and $.49, respectively, compared to basic and diluted earnings per share of $0.48 and $0.46, respectively, for the quarter ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

On a consolidated basis, First Defiance had net income of $5.6 million or $0.88 per share for the six months ended June 30, 2004 compared to $5.6 million or $0.89 per share in 2003.

Net Interest Income. Net interest income for the six months ended June 30, 2004 was $16.1 million compared to $13.3 million for the same period in 2003. Net interest margin for the 2004 first half was 3.57% compared to 3.37% for the same period in 2003. On a tax equivalent basis, net interest income for the six months ended June 30, 2004 was $16.9 million compared to $14.1 million for the same period in 2003.

Total interest income increased by $1.9 million to $25.8 million for the six months ended June 30, 2004 from $23.9 million for the six months ended June 30, 2003. On a tax equivalent basis, total interest income increased by $1.8 million to $26.5 million for the six months ended June 30, 2004 from $24.7 million for the six months ended June 30, 2003. Interest on loans increased $2.8 million to $22.2 million in the first half of 2004 from $19.4 million in the first half of 2003. The increase in interest from loans was due to a $156.4 million increase in average loan balances between the first half of 2003 and the first half of 2004. That increase is the result of the acquisition of three branch offices in June 2003, which added $79.1 million in loans, and due to continued organic portfolio growth throughout the First Defiance market.

Some of the benefit of increased loan volumes has been offset by declining portfolio yields. The yield on First Defiance's loan portfolio declined from 6.40% for the six months ended June 30, 2003 to 5.82% for the same period in 2004 because of falling interest rates over that time period.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, decreased $986,000 to $4.0 million for the six months ended June 30, 2004 compared to $5.0 million for the same period in 2003. The decrease was due to the $49.3 million decline in average balances of investments, to $164.5 million for the first half of 2004 compared to $213.8 million for the first half of 2003.

Total interest expense declined by $990,000 to $9.7 million for the first half of 2004 compared to $10.7 million for the same period in 2003. Interest expense on FHLB advances decreased $134,000 to $3.6 million for the first six months of 2004 compared to the same period in 2003. This happened despite an increase of $8.8 million in the average balance of FHLB advances in 2004 compared to 2003. In the third quarter of 2003, the Company was able to re-negotiate the interest rate downward on $45 million of FHLB advances contributing to the 44 basis point decline in the average cost of those borrowings from 4.81% for the first half of 2003 compared to 4.37% for the first half of 2004. Interest expense on interest-bearing deposits decreased by $877,000 to $6.1 million for the six months ended June 30, 2004 from $6.9 million for the six months ended June 30, 2003. This decrease occurred despite growth in deposits because of the change in the mix of deposits from higher costing certificates of deposit to checking and money market accounts, as well as, decreasing market interest rates during the time period. The average cost of funds decreased from 2.42% for the six months ended June 30, 2003 to 1.79% for the same period in 2004. The average balances of interest-bearing liabilities increased $116.4 million from $738.5 million in the first half of 2003 to $854.9 million in the first half of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Provision for Loan Losses. The provision for loan losses was $868,000 for the first half of 2004 compared to $688,000 for the first half of 2003. This increase is a result of the significant loan growth that has occurred during the first half of 2004. Net charge-offs for the 2004 first half were $176,000, compared to $79,000 for the same period in 2003.

Non-Interest Income. Non-interest income decreased $2.6 million in the first half of 2004, to $7.6 million for the six months ended June 30, 2004 from $10.1 million for the same period in 2002. Individual components on non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans decreased $2.9 million to $1.4 million for the six months ended June 30, 2004 from $4.3 million during the first half of 2003.

Gain on Sale of Securities. Gains realized from the sale of investment securities was $392,000 for the six months ended June 30, 2004 compared to $919,000 in the first half of 2003.

Service Fees. Loan and deposit fees increased $429,000 to $2.6 million for the six months ended June 30, 2004 from $2.1 million for the six months ended June 30, 2003. Increases occurred primarily in loan servicing fees on mortgage loans serviced for others, checking NSF fees and debit card interchange fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $393,000 to $2.3 million in the first half of 2004 from $1.9 million in the same period of 2003. Increases occurred primarily in the sale of investment and annuity products.

Bank Owned Life Insurance. Income from bank owned life insurance ("BOLI") decreased $20,000 to $385,000 in the first half of 2004 compared to $405,000 for the six months ended June 30, 2003. This was a result of decreasing market interest rates over the last 12 months. First Defiance's BOLI investment is in general account contracts, whose rates generally lag the overall market.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock and other miscellaneous charges, increased to $520,000 for the six months ended June 30, 2004 from $446,000 for the same period in 2003.

Non-Interest Expense. Total non-interest expense declined $115,000 to $14.6 million for the six months ended June 30, 2004 from $14.7 million for the same period in 2003. Significant individual components of the increase are as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Amortization and Impairment of Mortgage Servicing Rights. Amortization of MSRs totaled $406,000 in the first half of 2004 compared to $1.3 million in the 2003 first half, the result of a significant decline in the level of refinancing activity in the First Federal loan servicing portfolio. Also, the Company recognized a net positive adjustment of $287,000 from recapture of previously recorded impairment reserves. That net adjustment is due to recent increases in market interest rates and anticipated decreased prepayment speeds on mortgage loans in general. There was a $606,000 charge to impairment reserves recorded in the first half of 2003.

Compensation and Benefits. Compensation and benefits increased $1.1 million to $8.8 million for the six months ended June 30, 2004 from $7.7 million for the same period in 2003. The increase resulted from the additional staffing added with the June 2003 branch acquisition and the opening of de novo branches in December 2003 and February 2004.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, amortization of intangibles and deposit insurance premiums) increased to $5.7 million for the six months ended June 30, 2004 from $5.1 million for the six months ended June 30, 2003.

The effective federal income tax rate utilized for the six months ended June 30, 2004 was 31.5% compared to 30.0% for the six months ended June 30, 2003. The increase in the effective tax rate is the result of tax exempt income
(primarily earnings on municipal   securities and BOLI)  being a smaller
percentage of total income in 2004 compared to the prior year.

As a result of the above factors, income for the six months ended June 30, 2004 was $5.6 million compared to $5.6 million for the comparable period in 2003. On a per share basis, basic and diluted earnings per share for the six months ended June 30, 2004 were $0.92 and $0.88 respectively, compared to basic and diluted earnings per share of $0.93 and $0.89, respectively, for the six months ended June 30, 2003.

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $7.1 million of cash from operating activities during the second three months of 2004 and $8.9 million for the 2004 year-to-date period. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

At June 30, 2004, First Defiance had $69.1 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $133.4 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $10.3 million of loans held-for-sale. Also as of June 30, 2004, the total amount of certificates of deposit that are scheduled to mature by June 30, 2005 is $172.6 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, other sources of funding are available including the brokered Certificate of Deposit market, the FHLB, and other financial institutions.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. As of June 30, 2004, all of these securities pass the FFIEC high risk security test, are not classified as high risk, and do not present risk significantly different than other mortgage- backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2004.

                                                              Core Capital                  Risk-Based Capital
                                                     Adequately          Well        Adequately           Well
                                                     Capitalized      Capitalized    Capitalized       Capitalized
                                                     -----------      -----------    -----------       -----------

Regulatory capital                                   $ 96,450         $ 96,450       $ 105,881         $ 105,881
Minimum required regulatory capital                    41,948           52,435          65,546            81,933
                                                     --------         --------       ---------         ---------
Excess regulatory capital                            $ 54,502         $ 44,015       $  40,335         $  23,948
                                                     ========         ========       =========         =========

Regulatory capital as a percentage of assets (1)          9.2%             9.2%           12.9%             12.9%
Minimum capital required as a percentage of assets        4.0%             5.0%            8.0%             10.0%
                                                     --------         --------       ---------         ---------
Excess regulatory capital as a percentage of assets       5.2%             4.2%            4.9%              2.9%
                                                     --------         --------       ---------         ---------


(1) Core capital is computed as a percentage of adjusted total assets of $1.05 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $819.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

SUBSEQUENT EVENT

On August 4, 2004, First Defiance entered into an Agreement and Plan of Merger with ComBanc, Inc. Under the terms of the agreement, First Defiance will acquire ComBanc and its wholly owned subsidiary, The Commercial Bank of Delphos Ohio. First Defiance has agreed to purchase the outstanding shares of ComBanc for $17.20 per share for a transaction valued at $38.0 million. The shareholders of ComBanc have the right to select payment of the purchase price in either cash or shares of First Defiance common stock, subject to an aggregate consideration mix of 50% cash and 50% common stock. Management expects one-time costs, including acquisition-related and restructuring charges, will not exceed $1.75 million on a pre-tax basis over the integration period. The cash portion of the acquisition will be financed from existing sources of liquidity.

Upon completion of the acquisition, on a pro forma basis using June 30, 2004 data, First Defiance will have $1.278 billion in total assets, $933.3 million in loans, $928.5 million in total deposits, and $143.5 million in shareholders' equity. The acquisition is expected to result in approximately $17.0 million in additional goodwill and other intangibles. Management expects the transaction, which is subject to regulatory and ComBanc shareholder approval, to close in the first quarter of 2005.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company's Annual Report on Form 10-K include the Allowance for Loan Losses, the Valuation of Mortgage Servicing Rights and the Deferral of Fees under SFAS 91. There have been no material changes in assumptions or judgments relative to those critical policies during the second quarter of 2004.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using June 2004 amounts as a base case, First Defiance's net interest income would increase by approximately $300,000 in a rising rate environment and decline by approximately $800,000 in a declining rate environment. Both scenarios result in changes that are within the board mandated guidelines of 10%.


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

Item 1.Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 2.Changes in Securities


                                                              Total Number of       Maximum Number of
                                                            Shares Purchased as    Shares that May Yet
                                             Average Price   Part of Publicly      Be Purchased Under
                        Total Number of        Paid          Announced Plans or        the Plans or
     Period             Shares Purchased     Per Share            Programs             Programs (a)
------------------    -------------------- ---------------- -------------------    ----------------------
April 1, 2004 -
 April 31, 2004         3,563              $ 25.72            3,563                611,274

May 1, 2004 -
 May 31, 2004          47,138              $ 24.25           47,138                564,136

June 1, 2004 -
 June 30, 2004         46,000              $ 24.45           46,000                518,136

Total for 2004
 Second Quarter        96,701              $ 24.40           96,701                518,136

Year to Date
  Total (b)           123,075              $ 25.08          123,075                518,136


(a) On July 18, 2003, the registrant announced that its Board of Directors had authorized management to repurchase up to 10% of the Registrant's common stock through the open market or in any private transaction. The authorization, which is for 639,828 shares, does not have an expiration date.

(b)   Year to date totals include  1,156  shares purchased to complete a
previously   announced   share repurchase authorization and  121,919  shares
purchased under the authorization announced on July 18, 2003.

Item 3.Defaults upon Senior Securities

       Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders

       Non applicable

Item 5.Other Information

       Not applicable.

Item 6.Exhibits and Reports on Form 8-K

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

(b)    Reports on Form 8-K

         First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on July 21, 2004 which included a copy of the Company's earnings release for the quarter ended June 30, 2004.

         First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on August 6, 2004 which included a copy of the Press Release announcing the Agreement to acquire ComBanc, Inc.

         First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on August 9, 2004 which included a copy of the Agreement and Plan of Merger dated as of August 4, 2004 by and among First Defiance Financial Corp., First Federal Bank of the Midwest, ComBanc, Inc. and The Commercial Bank.

                            FIRST DEFIANCE FINANCIAL CORP.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                            First Defiance Financial Corp.
                                            (Registrant)


Date:  August 9, 2004                       By:   /s/ William J. Small
       --------------                          ---------------------------
                                                  William J. Small
                                                  Chairman, President and
                                                  Chief Executive Officer


Date:  August 9, 2004                       By:   /s/ John C. Wahl
       --------------                          ---------------------------
                                                  John C. Wahl
                                                  Senior Vice President, Chief
                                                  Financial Officer and
                                                  Treasurer