Form 10-Q
period 2004-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2004-11-09
CIK 946647

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2004
                                                          ------------------

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from
      ___________to__________

Commission file number 0-26850
                       -------

                         First Defiance Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                                  34-1803915
- -------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

601 Clinton Street, Defiance, Ohio                                43512
- ---------------------------------------                         ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 6,292,763 shares outstanding at November 8, 2004

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.-FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (Unaudited):

        Consolidated Condensed Statements of Financial
        Condition - September 30, 2004 and December 31, 2003              2

        Consolidated Condensed Statements of Income -
        Three and nine months ended September 30, 2004 and 2003           4

        Consolidated Condensed Statement of Changes in Stockholders'
        Equity - Nine months ended September 30, 2004                     5

        Consolidated Condensed Statements of Cash Flows
        - Nine months ended September 30, 2004 and 2003                   7

        Notes to Consolidated Condensed Financial Statements              9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                      38

Item 4. Controls and Procedures                                          38

PART II-OTHER INFORMATION:

Item 1. Legal Proceedings                                                39

Item 2. Changes in Securities                                            39

Item 3. Defaults upon Senior Securities                                  39

Item 4. Submission of Matters to a Vote of Security Holders              39

Item 5. Other Information                                                39

Item 6. Exhibits and Reports on Form 8-K                                 40

        Signatures                                                       41

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                             (Amounts in Thousands)

- ----------------------------------------------------------------------------------------------
                                                        September 30, 2004   December 31, 2003
                                                        ------------------   -----------------
                                                            (unaudited)
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                             $   20,544          $   28,020
     Interest-bearing deposits                                      627               9,763
                                                             ----------          ----------
                                                                 21,171              37,783
Securities:
     Available-for-sale, carried at fair value                  141,655             168,259
     Held-to-maturity, carried at amortized cost
         (approximate fair value $2,565 and $2,938
         at September 30, 2004 and December 31,
         2003 respectively)                                       2,427               2,776
                                                             ----------          ----------
                                                                144,082             171,035
Loans held for sale                                               6,812               5,872
Loans receivable, net of allowance for loan losses of
     $9,712 and $8,844 respectively                             844,546             735,255
Accrued interest receivable                                       5,155               4,742
Federal Home Loan Bank stock and other
     interest-earning assets                                     13,235              17,766
Bank owned life insurance                                        18,532              17,952
Office properties and equipment                                  24,056              23,846
Real estate and other assets held for sale                           61                 404
Goodwill and other intangibles                                   18,961              20,544
Mortgage servicing rights                                         3,516               3,431
Other assets                                                      2,243               1,969
                                                             ----------          ----------
Total assets                                                 $1,102,370          $1,040,599
                                                             ==========          ==========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                             (Amounts in Thousands)

- --------------------------------------------------------------------------------

                                                      September 30, 2004     December31, 2003
                                                      ------------------     ----------------
                                                          (unaudited)
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Non-interest-bearing deposits                             $    55,321           $    52,323
Interest-bearing deposits                                     723,935               676,673
                                                          -----------           -----------
     Total deposits                                           779,256               728,996

Advances from Federal Home Loan Bank                          173,670               164,522
Short-term borrowings and other
   interest-bearing liabilities                                12,052                12,267
Advance payments by borrowers for
   taxes and insurance                                            179                   231
Deferred taxes                                                  1,074                 1,859
Other liabilities                                              10,716                 8,455
                                                          -----------           -----------
Total liabilities                                             976,947               916,330

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000 shares authorized; no shares
     issued                                                        --                    --
Common stock, $.01 par value per share:
     20,000 shares authorized; 6,286
     and 6,328 shares outstanding, respectively                    63                    63
Additional paid-in capital                                     51,593                51,144
Stock acquired by ESOP                                         (1,478)               (1,904)
Deferred compensation                                              (6)                  (11)
Accumulated other comprehensive income,
     net of income taxes of $1,596
     and $2,163, respectively                                   2,963                 4,017
Retained earnings                                              72,288                70,960
                                                          -----------           -----------
Total stockholders' equity                                    125,423               124,269
                                                          -----------           -----------

Total liabilities and stockholders' equity                $ 1,102,370           $ 1,040,599
                                                          ===========           ===========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

- --------------------------------------------------------------------------------

                                                                    Three Months ended          Nine Months ended
                                                                       September 30,              September 30,
                                                                     2004         2003          2004          2003
                                                                   -------      --------       -------      --------
Interest Income
Loans                                                              $12,205      $ 10,934       $34,412      $ 30,246
Investment securities                                                1,633         1,987         5,225         6,519
Interest-bearing deposits                                                1           107            37           216
                                                                   -------      --------       -------      --------
Total interest income                                               13,839        13,028        39,674        36,981
Interest Expense
Deposits                                                             3,384         3,330         9,453        10,275
FHLB advances and other                                              1,843         1,843         5,418         5,553
Notes payable and warehouse loans                                       31            25            75            47
                                                                   -------      --------       -------      --------
Total interest expense                                               5,258         5,198        14,946        15,875
                                                                   -------      --------       -------      --------
Net interest income                                                  8,581         7,830        24,728        21,106
Provision for loan losses                                              376           497         1,244         1,185
                                                                   -------      --------       -------      --------
Net interest income after provision for loan losses                  8,205         7,333        23,484        19,921
Non-interest Income
Service fees and other charges                                       1,372         1,204         3,950         3,353
Insurance and investment sales commission income                       906           924         3,192         2,817
Dividends on stock                                                     140           176           471           518
Gain on sale of loans                                                  518         2,274         1,910         6,590
Gain on sale of securities                                             302            --           694           919
Trust income                                                            69            46           167           116
Income from Bank Owned Life Insurance                                  194           211           579           616
Other non-interest income                                               49             4           140            23
                                                                   -------      --------       -------      --------
Total non-interest income                                            3,550         4,839        11,103        14,952
Non-interest Expense
Compensation and benefits                                            4,274         4,281        13,062        11,965
Occupancy                                                              798           758         2,452         2,227
SAIF deposit insurance premiums (rebates)                               26            30            12            85
State franchise tax                                                    155           272           467           838
Data processing                                                        595           498         1,717         1,357
Amortization of mortgage servicing rights                              141           546           547         1,825
Impairment (recovery) of mortgage servicing rights                     321          (987)           34          (381)
Amortization and impairment of goodwill and other intangibles           28            31            82            39
Settlement of contingent liability                                   1,927            --         1,927            --
Other non-interest expense                                           1,204         1,347         3,767         3,537
                                                                   -------      --------       -------      --------
Total non-interest expense                                           9,469         6,776        24,067        21,492
                                                                   -------      --------       -------      --------
Income before income taxes                                           2,286         5,396        10,520        13,381
Federal income taxes                                                   606         1,715         3,203         4,118
                                                                   -------      --------       -------      --------
Net Income                                                         $ 1,680      $  3,681       $ 7,317      $  9,263
                                                                   =======      ========       =======      ========

Earnings per share (Note 6)
      Basic                                                        $  0.28      $   0.61       $  1.20      $   1.54
                                                                   =======      ========       =======      ========
      Diluted                                                      $  0.27      $   0.58       $  1.15      $   1.47
                                                                   =======      ========       =======      ========

Dividends declared per share (Note 5)                              $  0.20      $   0.15       $  0.60      $   0.45
                                                                   =======      ========       =======      ========
Average shares outstanding (Note 6)
      Basic                                                          6,076         6,002         6,103         6,033
                                                                   =======      ========       =======      ========
      Diluted                                                        6,332         6,293         6,380         6,296
                                                                   =======      ========       =======      ========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)

- --------------------------------------------------------------------------------

                                                                           2004
                                              ---------------------------------------------------------------
                                                                                            Stock Acquired By
                                                                                            -----------------
                                                                 Additional                      Management
                                               Common              Paid-in                      Recognition
                                                Stock              Capital           ESOP           Plan
                                                -----              -------           ----           ----
Balance at January 1                          $     63            $ 51,144        $ (1,904)        $  (11)

Comprehensive income:
     Net income
     Change in unrealized gains (losses),
         net of income taxes of  $566
Total comprehensive income

ESOP shares released                                                   845             426

Amortization of deferred compensation
    of Management Recognition Plan                                                                      5

Shares issued under stock option plan                1               1,302

Purchase of common stock for
    treasury                                        (1)             (1,698)

Dividends declared (Note 5)

                                              -----------------------------------------------------------
Balance at September 30                       $     63            $ 51,593        $ (1,478)        $   (6)
                                              ===========================================================

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)

- ------------------------------------------------------------------------------------------------------------------
                                                                      2004                               2003
                                              --------------------------------------------------     -------------
                                               Net Unrealized
                                              gains (losses) on                        Total             Total
                                               available-for-        Retained      Stockholders'     Stockholder's
                                               sale securities       Earnings         Equity            Equity
                                               ---------------       --------         ------            ------
Balance at January 1                              $   4,017         $  70,960        $ 124,269        $  120,110

Comprehensive income:
     Net income                                                         7,317            7,317             9,263
     Change in unrealized gains (losses),
          net of income taxes of  $566               (1,054)                            (1,054)           (1,133)
                                                                                     ---------        ----------
Total comprehensive income                                                               6,263             8,130

ESOP shares released                                                                     1,271               939

Amortization of deferred compensation
    of Management Recognition Plan                                                           5                14

Shares issued under stock option plan                                                    1,303             1,037

Purchase of common stock for
    treasury                                                           (2,321)          (4,020)           (4,336)

Dividends declared (Note 5)                                            (3,668)          (3,668)           (2,715)
                                                  --------------------------------------------        ----------

Balance at September 30                           $   2,963         $  72,288        $ 125,423        $  123,179
                                                  ============================================        ==========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

- ------------------------------------------------------------------------------------------
                                                                        Nine Months
                                                                    Ended September 30,
                                                                   2004            2003
                                                                 ---------       ---------
Operating Activities
Net income                                                       $   7,317       $   9,263
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                       1,244           1,185
     Loss on sale of office properties and equipment                     2              --
     Provision for depreciation                                      1,335           1,218
     Net securities amortization                                       301             721
     Amortization of mortgage servicing rights                         547           1,825
     Net impairment (recovery) of mortgage servicing rights             34            (381)
     Amortization of core deposit intangible                            82              39
     Gain on sale of loans                                          (1,910)         (6,590)
     Amortization of Management Recognition Plan
         deferred compensation                                           5              14
     Release of ESOP Shares                                          1,271             939
     Gains on sales of securities                                     (694)           (919)
     Deferred federal income tax expense (credit)                     (219)            269
     Proceeds from sale of loans                                    81,698         268,773
     Origination of mortgage servicing rights, net                    (666)         (2,395)
     Origination of loans held for sale                            (80,728)       (258,441)
     Decrease in interest receivable and other assets               (1,267)         (1,060)
     Increase (decrease) in other liabilities                        2,189            (657)
                                                                 ---------       ---------
     Net cash provided by operating activities                      10,541          13,803

Investing Activities
Proceeds from maturities of held-to-maturity securities                343             951
Proceeds from maturities of available-for-sale securities           36,279          59,844
Proceeds from sale of available-for-sale securities                 10,595           9,958
Proceeds from sales of real estate and
   other assets held for sale                                          978             317
Proceeds from sale of discontinued operations                           --           1,228
Proceeds from sale of Federal Home Loan Bank stock                   5,000              --
Purchases of available-for-sale securities                         (21,491)        (36,745)
Purchases of Federal Home Loan Bank stock                             (469)           (515)
Purchases of office properties and equipment                        (1,547)         (2,337)
Acquisition of branch offices                                           --          70,132
Net increase in loans receivable                                  (109,935)        (71,786)
                                                                 ---------       ---------
Net cash (used in) provided by investing activities                (80,247)         31,047

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)

- ---------------------------------------------------------------------------------------------------
                                                                                  Nine Months
                                                                              Ended September 30,
                                                                              2004           2003
                                                                            --------       --------
Financing Activities
Net increase (decrease) in deposits                                           50,546        (31,010)
Repayment of Federal Home Loan Bank long-term advances                        (1,352)        (1,129)
Repayment of term notes payable                                                   --            (10)
Net increase (decrease) in Federal Home Loan Bank
     short-term advances                                                      10,500         (3,000)
Proceeds from Federal Home Loan Bank long term advances                           --          9,000
Net (decrease) increase in securities sold under repurchase agreements          (215)         4,130
Purchase of common stock for treasury                                         (4,020)        (4,336)
Cash dividends paid                                                           (3,668)        (2,715)
Proceeds from exercise of stock options                                        1,303          1,037
                                                                            --------       --------
Net cash provided by (used in) financing activities                           53,094        (28,033)
                                                                            --------       --------
(Decrease) increase in cash and cash equivalents                             (16,612)        16,817
Cash and cash equivalents at beginning of period                              37,783         28,658
                                                                            --------       --------

Cash and cash equivalents at end of period                                  $ 21,171       $ 45,475
                                                                            ========       ========

Supplemental cash flow information:
Interest paid                                                               $ 14,875       $ 15,363
                                                                            ========       ========
Income taxes paid                                                           $  2,772       $  3,868
                                                                            ========       ========
Transfers from loans to real estate
     and other assets held for sale                                         $    635       $    435
                                                                            ========       ========
Noncash operating activities:
Change in deferred taxes established on net unrealized
     gain or loss on available-for-sale securities                          $    566       $   (613)
                                                                            ========       ========
Noncash investing activities:
Decrease in net unrealized gain or loss on
     available-for-sale securities                                          $ (1,620)      $ (1,744)
                                                                            ========       ========
Noncash financing activities:
Cash dividends declared but not paid                                        $  1,211       $    901
                                                                            ========       ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

1. Principles of Consolidation

The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company") and its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2. Basis of Presentation

The consolidated condensed statement of financial condition at December 31, 2003 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of September 30, 2004 and for the three and nine-month periods ending September 30, 2004 and 2003 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accounting principles. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2003 Annual Report on Form 10-K for the year ended December 31, 2003. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal Bank and First Insurance. At September 30, 2004 goodwill totaled $19.0 million, a reduction from the $20.5 million balance reported at December 31, 2003. The reduction in goodwill is the result of management reassessing the required discount adjustment necessary for the loan portfolio acquired in June 2003 from the RFC Banking Company. Based on early pay-offs of several large classified loans, management reduced the discount recorded in conjunction with the original purchase price allocation. The offsetting adjustment was a $1.2 million reduction in goodwill recorded during the 2004 first quarter. Also, in the 2004 third quarter, management determined that certain market value adjustments were posted incorrectly when the RFC branches were acquired in 2003, resulting in a $338,000 overstatement of goodwill and deposits. That item was corrected in the 2004 third quarter, resulting in a further goodwill reduction. Neither of those adjustments had any effect on reported net income.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

2. Basis of Presentation (continued)

Income Taxes

The Company's effective tax rate differs from the statutory 35% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes.

Stock Compensation

At September 30, 2004, the Company had three stock-based compensation plans, which are more fully described in Note 18 in the financial statements included in First Defiance's 2003 Annual Report on Form 10-K. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

2. Basis of Presentation (continued)

The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                          September 30
                                                                    2004                 2003
                                                              ---------------------------------------
    Risk free interest rate                                         5.54%                5.66%
    Dividend yield                                                  2.99%                2.97%
    Volatility factors of expected market price
       of stock                                                     0.261%               0.267%
    Weighted average expected life                                  8.90 years           8.70 years
    Weighted average grant date fair value
       of options granted                                           $3.77                $3.52

Based on the above assumptions, pro forma net income and earnings per share are computed as follows (in thousands, except per share amounts):

                                              Three months ended          Nine months ended
                                                 September 30,              September 30,
                                              2004          2003          2004          2003
                                            -------------------------------------------------
    Net income                              $ 1,680       $ 3,681       $ 7,317       $ 9,263
    Stock-based compensation using the
     fair value method, net of tax              (62)          (43)         (166)         (144)
                                            -------------------------------------------------
    Pro forma net income from
      continuing operations                 $ 1,618       $ 3,638       $ 7,151       $ 9,119
                                            =================================================
    Pro forma earnings per share:
      Basic                                 $  0.27       $  0.61       $  1.17       $  1.51
                                            =================================================
      Diluted                               $  0.26       $  0.58       $  1.12       $  1.45
                                            =================================================

Medicare Prescription Law

In May 2004, the FASB issued revised guidance that requires disclosure that acknowledges the issuance of this new law and the fact that it may affect a company's accumulated postretirement benefit obligation and net postretirement benefit cost. The required disclosure for First Defiance is presented in Note 11.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

2. Basis of Presentation (continued)

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected loss and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued modifications to FIN No. 46 to provide additional scope exceptions, address certain implementation issues and promote a more consistent application of the provisions. Revised FIN No. 46 superceded FIN No. 46 and was adopted by the Company effective January 1, 2004. First Defiance is not a party to any VIEs as of September 30, 2004.

Other Than Temporary ImpairmentsIn March 2004, the Emerging Issues Task Force ("EITF"), revised EITF No. 03-01, "The Meaning of Other than Temporary Impairment and its Application to Certain Investments." In the revised guidance, the EITF reached a consensus regarding the model to be used in determining whether an investment is other than temporarily impaired, and the required disclosures about unrealized losses on available for sale debt and equity securities. The other than temporary impairment evaluation guidance was effective for First Defiance on July 1, 2004. However, in September 2004 the FASB issued FSP 03-1-1, Effective Date of Paragraphs 10-20 of eitf 03-1, The Meaning of Other Than Temporary Impairment, delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The final FSP is expected to be issued in December 2004. Management is currently evaluating the effect of this guidance on First Defiance's financial condition and results of operations.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

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

3. Acquisitions

On August 4, 2004, First Defiance entered into an Agreement and Plan of Merger with ComBanc, Inc. (ComBanc), a $205 million bank holding company headquartered in Delphos, Ohio. Under the terms of the agreement, First Defiance will acquire ComBanc and its wholly owned subsidiary, The Commercial Bank of Delphos Ohio (the Commercial Bank). First Defiance has agreed to purchase the outstanding shares of ComBanc for $17.20 per share for a transaction valued at $38.0 million. The shareholders of ComBanc have the right to select payment of the purchase price in either cash or shares of First Defiance common stock, subject to an aggregate consideration mix of 50% cash and 50% common stock. Following the merger, which is contingent on receipt of regulatory and ComBanc shareholder approvals, the Commercial Bank will be merged with and into First Federal Bank. Management anticipates the transaction to close in the first quarter of 2005.

On October 13, 2004, First Defiance announced an agreement to acquire The Genoa Savings and Loan Company (Genoa Savings), headquartered in Genoa, Ohio. The purchase price for Genoa Savings is $11.0 million and will be paid in cash. Following the merger, which is contingent on Genoa shareholder and regulatory approvals, Genoa Savings will be merged with and into First Federal Bank. The transaction is expected to close early in the second quarter of 2005.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

4. Settlement of Contingent Liabilities

During the 2004 third quarter First Defiance resolved a contingent liability related to the 2002 sale of its Leader Mortgage subsidiary. After considering contingency reserves previously recorded by First Defiance, the settlement resulted in a pre-tax charge of $1.9 million which was recorded in the 2004 third quarter. After tax the charge amounted to $1.25 million or $0.20 per share. When it sold Leader Mortgage in 2002, First Defiance recognized an after-tax gain of $7.7 million or $1.16 per share.

5. Dividends on Common Stock

As of September 30, 2004, First Defiance had declared a quarterly cash dividend of $.20 per share for the third quarter of 2004, payable October 22, 2004.

6. Earnings Per Share

Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine-month periods ended September 30, 2004 and 2003. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and nine-months ended September 30, 2004 and 2003, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

6. Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                           Three Months Ended       Nine Months Ended
                                                              September 30            September 30
                                                            2004        2003        2004        2003
                                                           ------------------------------------------
    Numerator for basic and diluted earnings per
      share - Net income                                   $1,680      $3,681      $7,317      $9,263
    Denominator:
       Denominator for basic earnings per share -
       weighted average shares                              6,076       6,002       6,103       6,033
       Effect of dilutive securities:
           Employee stock options                             255         288         275         256
           Unvested management recognition plan stock           1           3           2           7
                                                           ------------------------------------------
       Dilutive potential common shares                       256         291         277         263
                                                           ------------------------------------------
       Denominator for diluted earnings per share -
        adjusted weighted average shares and assumed
        conversions                                         6,332       6,293       6,380       6,296
                                                           ==========================================
    Basic earnings per share                               $ 0.28      $ 0.61      $ 1.20      $ 1.54
                                                           ==========================================
    Diluted earnings per share                             $ 0.27      $ 0.58      $ 1.15      $ 1.47
                                                           ==========================================

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

                                                                    September 30, 2004
                                                      -----------------------------------------------
                                                                      Gross      Gross
                                                      Amortized    Unrealized  Unrealized
                                                         Cost         Gains      Losses    Fair Value
                                                      -----------------------------------------------
    Available-for-Sale Securities:
         U.S. Treasury securities and obligations
           of U.S. Government corporations and
           agencies                                    $ 44,592      $2,202       $ 17      $ 46,777
         Corporate bonds                                  6,172         385         --         6,557
          Mortgage-backed securities                     17,641         180         15        17,806
         REMICs                                           6,416           2         23         6,395
         Collateralized mortgage obligations             19,974         150         59        20,065
         Trust preferred stock                            7,228          58         --         7,286
         Equity securities                                   69          --          3            66
         Obligations of state and political
           subdivisions                                  35,002       1,703          2        36,703
                                                       ---------------------------------------------
         Totals                                        $137,094      $4,680       $119      $141,655
                                                       =============================================

    Held-to-Maturity Securities:
         FHLMC certificates                            $    472      $   23       $ --      $    495
         FNMA certificates                                1,046          17          2         1,061
         GNMA certificates                                  319           3          1           321
         Obligations of state and political
           subdivisions                                     590          98         --           688
                                                       ---------------------------------------------
         Totals                                        $  2,427      $  141       $  3      $  2,565
                                                       =============================================

Management has determined that unrealized losses on securities classified as available-for-sale are deemed temporary as the Company has the intent and ability to hold such securities until loss are recovered or until maturity.

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

 7.  Investment Securities (continued)

                                                                     December 31, 2003
                                                      -----------------------------------------------
                                                                      Gross      Gross
                                                      Amortized    Unrealized  Unrealized
                                                         Cost         Gains      Losses    Fair Value
                                                      -----------------------------------------------
    Available-for-Sale Securities:
         U.S. Treasury securities and obligations
           of U.S. Government corporations and
           agencies                                    $ 72,907      $3,980       $ 12      $ 76,875
         Corporate bonds                                  7,210         506         --         7,716
         Mortgage-backed securities                      19,621         169         38        19,752
         REMICs                                           8,994          22         54         8,962
         Collateralized mortgage obligations             14,687          53         21        14,719
         Trust preferred stock                            7,238          84         --         7,322
         Equity securities                                   69           9         --            78
         Obligations of state and political
           subdivisions                                  31,352       1,504         21        32,835
                                                       ---------------------------------------------
         Totals                                        $162,078      $6,327       $146      $168,259
                                                       =============================================

    Held-to-Maturity Securities:
         FHLMC certificates                            $    603      $   25       $  1      $    627
         FNMA certificates                                1,174          16          6         1,184
         GNMA certificates                                  409          11         --           420
         Obligations of state and political
           subdivisions                                     590         117         --           707
                                                       ---------------------------------------------
         Totals                                        $  2,776      $  169       $  7      $  2,938
                                                       =============================================

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

7. Investment Securities (continued)

The following table presents the age of gross unrealized losses and fair value by investment category at September 30, 2004 (in $000s):

                                     Less than 12 Months       12 Months or More           Total
                                    ----------------------------------------------------------------------
                                     Fair      Unrealized     Fair     Unrealized     Fair      Unrealized
                                     Value        Loss        Value       Loss        Value        Loss
                                    ----------------------------------------------------------------------
Available-for-Sale Securities:
U.S. Treasury securities
   and Obligations of U.S.
   Government corporations
   and agencies                     $ 2,982      $   17      $   --      $   --      $ 2,982      $   17
Mortgage-backed securities            3,479           5         804          10        4,283          15
REMICs                                5,650          23          --          --        5,650          23
Collateralized mortgage
   obligations                        7,248          59          --          --        7,248          59
Equity securities                        66           3          --          --           66           3
Obligations of state and
   Political subdivisions                --          --         177           2          177           2
                                    --------------------------------------------------------------------
Total                               $19,425      $  107      $  981      $   12      $20,406      $  119
                                    ====================================================================

Held-to-Maturity Securities:
FNMA certificates                   $    --      $   --      $  174      $    2      $   174      $    2
GNMA certificates                        30           1          --          --           30           1
                                    --------------------------------------------------------------------
Total                               $    30      $    1      $  174      $    2      $   204      $    3
                                    ====================================================================

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

8. Loans

Loans receivable and held for sale consist of the following (in thousands):

                                                           September 30,  December 31
                                                               2004          2003
                                                           --------------------------
    Real Estate:
           One-to-four family residential                    $186,688      $167,983
           Construction                                        16,816        16,830
           Non-residential and multi-family                   392,610       341,423
                                                             ----------------------
                                                              596,114       526,236
    Other Loans:
           Commercial                                         141,264       120,677
           Consumer finance                                    45,267        40,257
           Home equity and improvement                         87,755        70,038
                                                             ----------------------
                                                              274,286       230,972
                                                             ----------------------
    Total real estate and other loans                         870,400       757,208
    Deduct:
           Loans in process                                     8,155         6,079
           Net deferred loan origination fees and costs         1,175         1,158
           Allowance for loan loss                              9,712         8,844
                                                             ----------------------
           Totals                                            $851,358      $741,127
                                                             ======================

Changes in the allowance for loan losses were as follows (in $000s):

                                                             Three Months ended      Nine Months ended
                                                                September 30            September 30
                                                              2004        2003        2004        2003
                                                             ------------------------------------------
    Balance at beginning of period                           $9,537      $8,106      $8,844      $7,496
    Provision for loan losses                                   376         497       1,245       1,185
    Charge-offs:
           One-to-four family residential real estate            --          --          52          18
           Non-residential and multi-family real estate          25          --          34         162
           Commercial                                           144          52         283         115
           Consumer finance                                      78          45         149         133
                                                             ------------------------------------------
    Total charge-offs                                           247          97         518         428
    Recoveries                                                   46          71         141         324
                                                             ------------------------------------------
    Net charge-offs                                             201          26         377         104
                                                             ------------------------------------------
    Ending allowance                                         $9,712      $8,577      $9,712      $8,577
                                                             ==========================================

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

9. Deposits

A summary of deposit balances is as follows (in thousands):

                                             September 30,    December 31,
                                                  2004            2003
                                                --------        --------
    Non-interest-bearing checking accounts      $ 55,321        $ 52,323
    Interest-bearing checking accounts            68,513          67,351
    Savings accounts                              53,143          51,767
    Money market demand accounts                 171,011         148,691
    Certificates of deposit                      431,268         408,864
                                                --------        --------
                                                $779,256        $728,996
                                                ========        ========

10. Commitments, Guarantees and Contingent Liabilities

Loan commitments are made to accommodate the financial needs of First Defiance's customers; however, there are no long-term, fixed-rate loan commitments that result in market risk because First Federal enters into a forward sales commitment at the same time it makes the commitment for a fixed rate loan that it is going to be put in the held-for-sale category. At September 30,2004 First Defiance had commitments to sell $7.8 million of loans held-for-sale. Standby letters of credit obligate the Company to pay a third party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual non-financial obligation. Standby letters of credit are issued to address customers' financing needs and to facilitate customers' trade transactions. In accordance with FASB interpretation No. 45, "Guarantor's Guarantees of Indebtedness of Others," certain guarantees issued or modified on or after January 1, 2003, require the recognition of a liability on First Defiance's balance sheet for the "stand ready" obligation with such guarantees.

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

                         FIRST DEFIANCE FINANCIAL CORP.
        Notes to Consolidated Condensed Financial Statements (continued)
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

10. Commitments, Guarantees and Contingent Liabilities (continued)

The Company's maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

                                              September 30,       December 31,
                                                  2004                2003
                                                ----------------------------
                                                      (In Thousands)
    Commercial                                  $123,478            $113,247
    Real Estate                                    9,256               6,799
    Consumer                                      65,458              56,823
    Standby Letters of Credit                      5,119               3,550
                                                ----------------------------
    Total                                       $203,311            $180,419
                                                ============================

The remaining weighted average life for outstanding standby letters of credit was less than one year at September 30, 2004. The Company had $80,000 of standby letters of credit with a life longer than one year.

11. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 14 in the financial statements included in First Defiance's 2003 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three and nine-month periods ended September 30, 2004 and 2003:

                                                              Three Months ended         Nine Months ended
                                                                 September 30               September 30
                                                               2004         2003          2004        2003
                                                             ----------------------------------------------
                                                                             (In Thousands)
    Service cost-benefits attributable to service
     during the period                                       $     12      $    9        $   36      $   27
    Interest cost on accumulated postretirement
     benefit obligation                                            24          21            72          63
    Net amortization and deferral                                   6           3            18           9
                                                             ----------------------------------------------
    Net periodic postretirement benefit cost                 $     42      $   33        $  126      $   99
                                                             ==============================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2004 and 2003)

- --------------------------------------------------------------------------------

11. Postretirement Benefits (continued)

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

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

General
- -------

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

Forward-Looking Information
- ---------------------------

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

Changes in Financial Condition
- ------------------------------

At September 30, 2004, First Defiance's total assets, deposits and stockholders' equity amounted to $1.1 billion, $779.3 million and $125.4 million, respectively, compared to $1.04 billion, $729.0 million and $124.3 million, respectively, at December 31, 2003.

Net loans receivable increased to $851.4 million at September 30, 2004 from $741.1 million at December 31, 2003. The increase in loans receivable occurred primarily in non-residential and multi-family real estate loans, which increased by $51.2 million to $392.6 million, commercial loans, which increased by $20.6 million to $141.3 million, one-to-four family residential loans, which increased by $18.7 million to $186.7 million, home equity and improvement loans, which increased by $17.7 million to $87.8 million and consumer loans, which increased by $5.0 million to $45.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The investment securities portfolio decreased to $144.1 million at September 30, 2004 from $171.0 million at December 31, 2003. The decrease in the balance in the investment portfolio is the result of redeploying funds from securities as they mature or get called to fund loan growth.

Deposits increased $50.3 million from $729.0 million at December 31, 2003 to $779.3 million as of September 30, 2004. This increase resulted from an increase in money market deposit accounts which increased $22.3 million to $171.0 million, non-interest checking accounts, which increased $3.0 million to $55.3 million, savings accounts, which increased $1.4 million to $53.1 million, and interest bearing checking accounts, which increased $1.2 million to $68.5 million. Certificates of deposit balances increased $22.4 million to $431.3 million with $37.1 million of the increase resulting from an increase in brokered certificates of deposit balances. Management uses brokered CDs as an alternative source of funding.

Additionally, FHLB advances increased to $173.7 million at September 30, 2004 from $164.5 million at December 31, 2003. These borrowings were used to fund loan growth and short-term funding needs. Short-term borrowings decreased slightly to $12.1 million at September 30, 2004 from $12.3 million at December 31, 2003. These borrowings are primarily securities sold under repurchase agreements.

Stockholders' equity increased from $124.3 million at December 31, 2003 to $125.4 million at September 30, 2004. The increase is a result of the $7.3 million of net income, the release of ESOP shares which increased equity by $1.3 million and the exercise of stock options by First Defiance employees which also increased equity by $1.3 million. Those increases were offset by a decrease in unrealized gains on available for sale securities (net of tax) of $1.1 million, $3.7 million of dividends declared and $4.0 million from the repurchase of 158,905 shares of First Defiance stock for treasury at an average price of $25.30 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Average Balances, Net Interest Income and Yields Earned and Rates Paid
- ----------------------------------------------------------------------

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

                                                            Three Months Ended September 30,
                                          ---------------------------------------------------------------------
                                                         2004                               2003
                                          --------------------------------    ---------------------------------
                                            Average                Yield/       Average                  Yield/
                                            Balance   Interest(1)  Rate(2)      Balance   Interest(1)    Rate(2)
                                            -------   -----------  -------      -------   -----------    -------
Interest-earning assets:
   Loans receivable                       $   832,116   $ 12,209     5.84%    $   713,402   $ 10,989      6.11%
   Securities                                 147,358      1,839     4.96         177,730      2,165      4.83
   Interest-earning deposits                      835          1     0.48          36,884        107      1.15
   FHLB stock and other                        13,097        140     4.25          17,415        176      4.01
                                          -----------   --------              -----------   --------
   Total interest-earning assets              993,406     14,189     5.68         945,431     13,437      5.64
Non-interest-earning assets                    93,799                              92,757
                                          -----------                         -----------
   Total assets                           $ 1,087,205                         $ 1,038,188
                                          ===========                         ===========

Interest-bearing liabilities:
   Deposits                               $   712,814   $  3,384     1.89%    $   691,280   $  3,330      1.91%
   FHLB advances and other                    172,620      1,843     4.25         154,116      1,843      4.74
   Notes payable                               10,317         31     1.20           9,898         25      1.00
                                          -----------   --------              -----------   --------
   Total interest-bearing liabilities         895,751      5,258     2.34         855,294      5,198      2.41
Non-interest bearing deposits                  55,641         --                   52,013         --
                                          -----------   --------              -----------   --------
Total including non-interest bearing
   demand deposits                            951,392      5,258     2.20         907,307      5,198      2.27
Other non-interest-bearing liabilities         10,013                              10,345
                                          -----------                         -----------
   Total liabilities                          961,405                             917,652
Stockholders' equity                          125,800                             120,536
                                          -----------                         -----------
   Total liabilities and stock-
      holders' equity                     $ 1,087,205                         $ 1,038,188
                                          ===========                         ===========
Net interest income; interest
   rate spread                                          $  8,931     3.34%                  $  8,239      3.23%
                                                        ========     ====                   ========      ====
Net interest margin (3)                                              3.58%                                3.46%
                                                                     ====                                 ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                        111%                                 111%
                                                                     ====                                 ====

- ----------
(1) Interest on certain tax exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%. First Defiance believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)   Annualized

(3)   Net   interest   margin  is  net  interest   income   divided  by  average
      interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                                             Nine Months Ended September 30,
                                            ------------------------------------------------------------------
                                                         2004                               2003
                                            ------------------------------      ------------------------------
                                            Average                Yield/       Average                 Yield/
                                            Balance   Interest(1)  Rate(2)      Balance   Interest(1)   Rate(2)
                                            -------   -----------  -------      -------   -----------   -------
Interest-earning assets:
   Loans receivable                       $   789,513   $ 34,424    5.82%     $   645,665   $ 30,418     6.30%
   Securities                                 155,864      5,801    4.97          191,274      7,040     4.92
   Interest-earning deposits                    3,086         37    1.60           22,816        216     1.27
   FHLB stock and other                        15,374        471    4.09           17,540        518     3.95
                                          -----------   --------              -----------   --------
   Total interest-earning assets              963,837     40,733    5.65          877,295     38,192     5.82
Non-interest-earning assets                    92,242                              76,639
                                          -----------                         -----------
   Total assets                           $ 1,058,079                         $   953,934
                                          ===========                         ===========

Interest-bearing liabilities:
   Deposits                               $   691,100     $9,453    1.83%     $   616,617   $ 10,275     2.23%
   FHLB advances and other                    167,177      5,418    4.33          155,112      5,553     4.79
   Notes payable                               10,241         75     .98            5,711         47     1.10
                                          -----------   --------              -----------   --------
   Total interest-bearing liabilities         868,518     14,946    2.30          777,440     15,875     2.73
Non-interest bearing deposits                  54,515         --                   45,619         --
                                          -----------   --------              -----------   --------
Total including non-interest bearing
   demand deposits                            923,033     14,946    2.16          823,059     15,875     2.58
Other non-interest-bearing liabilities          9,186                              10,319
                                          -----------                         -----------
   Total liabilities                          932,219                             833,378
Stockholders' equity                          125,860                             120,556
                                          -----------                         -----------
   Total liabilities and stock-
      holders' equity                     $ 1,058,079                         $   953,934
                                          ===========                         ===========
Net interest income; interest
   rate spread                                          $ 25,787    3.35%                   $ 22,317     3.09%
                                                        ========   =====                    ========     ====
Net interest margin (3)                                             3.57%                                3.40%
                                                                   =====                                 ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                       111%                                 113%
                                                                   =====                                 ====

- ----------
(1) Interest on certain tax exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%. First Defiance believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)   Annualized

(3)   Net   interest   margin  is  net  interest   income   divided  by  average
      interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
- ---------------------

Three Months Ended  September 30, 2004 compared to Three Months Ended  September
- --------------------------------------------------------------------------------
30, 2003
- --------

First Defiance had net income of $1.7 million or $.27 per share for the three months ended September 30, 2004 compared to $3.7 million or $0.58 per share for the same period in 2003.

Net Interest Income. Net interest income for the quarter ended September 30, 2004 was $8.6 million compared to $7.8 million for the same period in 2003. Net interest margin for the 2004 first quarter was 3.58% compared to 3.46% for the same period in 2003. On a tax-equivalent basis, net interest income for the quarter ended September 30, 2004 was $8.9 million compared to $8.2 million for the same period in 2003.

Total interest income increased by $811,000 to $13.8 million for the three months ended September 30, 2004 from $13.0 million for the three months ended September 30, 2003. On a tax equivalent basis, total interest income increased by $752,000 to $14.2 million for the three months ended September 30, 2004 from $13.4 million for the three months ended September 30, 2003. Interest on loans increased $1.3 million to $12.2 million in the third quarter of 2004 from $10.9 million in the third quarter of 2003. The increase in interest from loans was due to a $118.7 million increase in average loan balances between the third quarter of 2003 and the third quarter of 2004. The increase is due primarily to growth of the Company's commercial and commercial real estate loan portfolios over the past twelve months. The Company also has had growth in its mortgage, home equity and consumer loan portfolios in the last year as well.

Some of the benefit of increased loan volumes has been offset by declining portfolio yields. The yield on First Defiance's loan portfolio declined from 6.11% for the three months ended September 30, 2003 to 5.84% for the same period in 2004 The rate reduction is primarily a result of a change in the mix of its loan portfolio as commercial loans and non-residential real estate loans were $533.9 million at September 30, 2004, up from $462.1 million at December 31, 2003 and $451.6 million at September 30, 2003. During that same time one-to-four family residential loans, excluding loans held for sale, increased just $17.8 million to $196.7 million from $178.9 million (one-to-four family residential loans were $170.8 million at September 30, 2003). The Company sells most of its new mortgage loan originations into the secondary market. Although interest rates have increased over the last year, especially the prime interest rate which has increased by 0.75%, first Defiance has not experienced a significant impact of the rate increase because of a concentration of 3-year and 5-year adjustable loans which have not adjusted. Also, a large amount of loans that are prime based are subject to interest rate floors that were higher than the current loan rates.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, decreased $432,000 to $1.8 million for the three months ended September 30, 2004 compared to $2.3 million for the same period in 2003. The decrease is due to the decline in the average balance by $66.4 million from $214.6 million at September 30, 2003 to $148.2 million at September 30, 2004. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based using a marginal corporate Federal tax rate of 35%. First

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Defiance believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. The tax-equivalent adjustments to net interest income for 2004 and 2003 were $210,000 and $108,000 respectively.

The tax-equivalent yield on the investment portfolio was 4.96% for the three months ended September 30, 2004, up from 4.83% for the third quarter of 2003.

Total interest expense increased by $60,000 to $5.3 million for the third quarter of 2004 compared to $5.2 million for the same period in 2003. Interest expense on interest bearing deposits increased by $54,000 to $3.4 million for the quarter ended September 30, 2004 from $3.3 million for the quarter ended September 30, 2003. The average balance of interest bearing deposits increased by $21.5 million, from $691.3 million for the quarter ended September 30, 2003, to $712.8 million for the quarter ended September 30, 2004. The average cost of funds decreased from 2.27% for the third quarter of 2003 to 2.20% for the third quarter of 2004. The average balances of interest-bearing liabilities increased $40.5 million from $855.3 million in the third quarter of 2003 to $895.8 million in the third quarter of 2004.

Provision for Loan Losses. The provision for loan losses was $376,000 in the third quarter of 2004 compared to $497,000 for the third quarter of 2003. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to First Defiance's market area; and other factors related to the collectibility of First Defiance's loan portfolio. Management believes the balance of the allowance for loan losses is appropriate. The growth in the allowance for loan losses is consistent with the growth in loan balances outstanding. While the balance of net charge-offs continues to be low, the allowance for loan losses as a percentage of total loans declined to 1.13% at September 30, 2004 from 1.18% at December 31, 2003 and 1.17% at September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                          September 30,       December 31,
                                                               2004                2003
                                                          --------------------------------
    Non-accrual loans                                       $   1,945           $   2,545
    Loans over 90 days past due and still accruing                 --                  --
                                                            -----------------------------
    Total non-performing loans                              $   1,945           $   2,545
    Real estate owned (REO)                                        61                 404
                                                            -----------------------------
    Total non-performing assets                             $   2,006           $   2,949
                                                            =============================

    Allowance for loans losses as a percentage
      of total loans                                             1.13%               1.18%
    Allowance for loan losses as a percentage
      of non-performing assets                                 484.15%             299.90%
    Allowance for loan losses as a percentage
      of non-performing loans                                  499.33%             347.50%
    Total non-performing assets as a percentage
      of total assets                                            0.18%               0.28%
    Total non-performing loans as a percentage
      of total loans                                             0.23%               0.34%

Of the $1.9 million in non-accrual loans, $1.4 million were commercial loans or non-residential real estate loans and $489,000 were residential mortgage loans. The allowance for loan losses at September 30, 2004 was $9.7 million compared to $8.6 million at both September 30, 2003 and $8.8 million at December 31, 2003. For the quarter ended September 30, 2004, First Defiance charged off $247,000 of loans against its allowance and realized recoveries of $46,000 from loans previously charged off. During the same quarter in 2003, First Defiance charged off $97,000 in loans and realized recoveries of $71,000.

Non-Interest Income. Non-interest income decreased $1.3 million in the third quarter of 2004, to $3.6 million for the quarter ended September 30, 2004 from $4.8 million for the same period in 2003. Individual components of non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans decreased $1.8 million to $518,000 for the three months ended September 30, 2004 from $2.3 million during the 2003 third quarter. The decrease is due to a decline in mortgage loan origination activity starting in the fourth quarter of 2003 and continuing through the first nine months of 2004 as interest rates increased from their record low levels of mid-2003. The origination and servicing of mortgage loans is a core activity of First Federal in its local market areas.

Gain on Sale of Securities. Gains realized from the sale of investment securities were $302,000 in the third quarter of 2004. There were no gains from the sale of investment securities in the third quarter of 2003.

Service Fees. Loan and deposit fees increased $168,000 to $1.4 million for the quarter ended September 30, 2004 from $1.2 million for the quarter ended September 30, 2003. Increases occurred primarily in loan servicing fees on sold loans, debit card interchange fees, and checking NSF fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Insurance and Investment Sales Commission. Insurance and investment sales commission income was essentially flat, decreasing $18,000 to $906,000 in the third quarter of 2004 from $924,000 in the same period of 2003. Part of the reason for the decline was a change by First Insurance and Investments in the investment broker/dealer utilized to process trades during the third quarter. This change resulted in a temporary reduction in the amount of investment transactions during the time of the conversion.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, income from Bank Owned Life Insurance and other miscellaneous charges, increased to $452,000 for the quarter ended September 30, 2004 from $437,000 for the same period in 2003.

Non-Interest Expense. Total non-interest expense increased $2.7 million to $9.5 million for the quarter ended September 30, 2004 from $6.8 million for the same period in 2003. Significant individual components of the increase are as follows:

Settlement of Contingent Liability. Income for the 2004 third quarter was negatively impacted by a one-time $1.9 million charge recorded during the quarter to settle certain contingent liabilities related to the 2002 sale of the Leader Mortgage Company subsidiary. After tax, the charge amounted to $1.25 million or $0.20 per share. First Defiance recognized an after-tax gain from the sale of Leader Mortgage of $7.7 million or $1.16 per share in 2002.

Compensation and Benefits. Compensation and benefits remained essentially flat at $4.3 million for both the quarter ended September 30, 2004 and for the same period in 2003.

Amortization and Impairment of Mortgage Servicing Rights. Amortization of mortgage servicing rights ("MSR's") totaled $141,000 in the 2004 third quarter compared to $546,000 in the 2003 third quarter, the result of a decline in the significant refinancing activity in the First Federal loan servicing portfolio that was taking place a year ago. Also, the Company recognized a $321,000 adjustment for impairment in the value of its MSR portfolio during the 2004 third quarter, the result of the decrease in the market value of MSRs in the face of falling interest rates during the 2004 third quarter. There was a $987,000 favorable adjustment to recognize a recovery of previously recorded impairment reserves in the third quarter of 2003. First Defiance has a total impairment reserve of $640,000 recorded against an asset with a book value before reserves of $4.2 million at September 30, 2004. That portfolio represents approximately 5,522 loans with unpaid balances of approximately $456 million.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and deposit insurance premiums) decreased to $2.8 million for the quarter ended September 30, 2004 from $2.9 million for the same period in 2003.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 26.51% for the quarter ended September 30, 2004 compared to 31.78% for the same period in 2003. The effective tax rate is lower than the Company's statutory 35% rate because it has approximately $35.6 million invested in municipal securities, and $18.5 million of bank owned life insurance which are both exempt from federal tax. The Company also adjusted its

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

tax accrual accounts following the filing of its 2003 Federal tax return during the 2004 third quarter. These adjustments had a favorable impact on its effective tax rate.

As a result of the above factors, income for the quarter ended September 30, 2004 was $1.7 million compared to income of $3.7 million for the comparable period in 2003. On a per share basis, basic and diluted earnings per share for the three months ended September 30, 2004 were each $0.28 and $.27, respectively, compared to basic and diluted earnings per share of $0.61 and $0.58, respectively, for the quarter ended September 30, 2003. The recognition of the expense for the settlement of contingent liabilities reduced income in the 2004 third quarter by $0.20 per share and the impact of recognizing impairment reserves in the 2004 third quarter compared to an impairment recovery in the 2003 third quarter resulted in a $0.13 per share swing in earnings per share between the two quarterly periods

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30,
- --------------------------------------------------------------------------------
2003
- ----

On a consolidated basis, First Defiance had net income of $7.3 million or $1.15 per share for the nine months ended September 30, 2004 compared to $9.3 million or $1.47 per share in 2003.

Net Interest Income. Net interest income for the nine months ended September 30, 2004 was $24.7 million compared to $21.1 million for the same period in 2003. Net interest margin for the first three quarters of 2004 was 3.57% compared to 3.40% for the same period in 2003. On a tax equivalent basis, net interest income for the nine months ended September 30, 2004 was $25.8 million compared to $22.3 million for the same period in 2003.

Total interest income increased by $2.7 million to $39.7 million for the nine months ended September 30, 2004 from $37.0 million for the nine months ended September 30, 2003. On a tax equivalent basis, total interest income increased by $2.5 million to $40.7 million for the nine months ended September 30, 2004 from $38.2 million for the nine months ended September 30, 2003. Interest on loans increased $4.0 million to $34.4 million in the first three quarters of 2004 from $30.4 million in the first three quarters of 2003. The increase in interest from loans was due to a $143.8 million increase in average loan balances between the first three quarters of 2003 and the first three quarters of 2004. That increase is the result of the acquisition of three branch offices in June 2003, which added $79.1 million in loans, and due to continued portfolio growth throughout the First Defiance market, especially in the commercial and non-residential real estate loan categories

Some of the benefit of increased loan volumes has been offset by declining portfolio yields. The yield on First Defiance's loan portfolio declined from 6.30% for the nine months ended September 30, 2003 to 5.82% for the same period in 2004 because of falling interest rates over that time period.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, decreased $1.4 million to $5.8 million for the nine months ended September 30, 2004 compared to $7.2 million for the same period in 2003. The decrease was due to the $35.4 million decline in average balances of investments, to $155.9 million for the first three quarters of 2004 compared to $191.3 million for the first three quarters of 2003.

Total interest expense declined by $929,000 to $15.0 million for the first three quarters of 2004 compared to $15.9 million for the same period in 2003. Interest expense on FHLB advances decreased

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

$135,000 to $5.4 million for the first nine months of 2004 compared to the same period in 2003. This happened despite an increase of $12.1 million in the average balance of FHLB advances in 2004 compared to 2003. In the third quarter of 2003, the Company was able to re-negotiate the interest rate downward on $45 million of FHLB advances contributing to the 46 basis point decline in the average cost of those borrowings from 4.79% for the first three quarters of 2003 compared to 4.33% for the first three quarters of 2004. Interest expense on interest-bearing deposits decreased by $822,000 to $9.5 million for the nine months ended September 30, 2004 from $10.3 million for the nine months ended September 30, 2003. This decrease occurred despite growth in deposits because of the change in the mix of deposits from higher costing certificates of deposit to checking and money market accounts, as well as, decreasing market interest rates during the time period. The average cost of funds decreased from 2.23% for the nine months ended September 30, 2003 to 1.83% for the same period in 2004. The average balances of interest-bearing liabilities increased $91.1 million from $777.4 million in the first three quarters of 2003 to $868.5 million in the first three quarters of 2004.

Provision for Loan Losses. The provision for loan losses was $1.24 million for the first three quarters of 2004 compared to $1.19 million for the first three quarters of 2003. This increase is a result of the significant loan growth that has occurred during the first three quarters of 2004. Net charge-offs for the 2004 first three quarters were $377,000, compared to $105,000 for the same period in 2003.

Non-Interest Income. Non-interest income decreased $3.8 million in the first three quarters of 2004, to $11.1 million for the nine months ended September 30, 2004 from $14.9 million for the same period in 2003. Individual components on non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans decreased $4.7 million to $1.9 million for the nine months ended September 30, 2004 from $6.6 million during the first three quarters of 2003.

Gain on Sale of Securities. Gains realized from the sale of investment securities was $694,000 for the nine months ended September 30, 2004 compared to $919,000 in the first three quarters of 2003.

Service Fees. Loan and deposit fees increased $597,000 to $4.0 million for the nine months ended September 30, 2004 from $3.4 million for the nine months ended September 30, 2003. Increases occurred primarily in loan servicing fees on mortgage loans serviced for others, checking NSF fees and debit card interchange fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $375,000 to $3.2 million in the first three quarters of 2004 from $2.8 million in the same period of 2003. Increases occurred primarily in the sale of investment and annuity products.

Bank Owned Life Insurance. Income from bank owned life insurance ("BOLI") decreased $37,000 to $579,000 in the first three quarters of 2004 compared to $616,000 for the nine months ended September 30, 2003. This was a result of decreasing market interest rates over the last 12 months. First Defiance's BOLI investment is in general account contracts, whose rates generally lag the overall market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock and other miscellaneous charges, increased to $778,000 for the nine months ended September 30, 2004 from $657,000 for the same period in 2003.

Non-Interest Expense. Total non-interest expense increased $2.6 million to $24.1 million for the nine months ended September 30, 2004 from $21.5 million for the same period in 2003. Significant individual components of the increase are as follows:

Settlement of Contingent Liability. Income for the first nine months of 2004 was negatively impacted by the one-time $1.9 million charge recorded to settle certain contingent liabilities related to the 2002 sale of its Leader Mortgage Company subsidiary. The charge amounted to $1.25 million or $0.20 per share after tax.

Amortization and Impairment of Mortgage Servicing Rights. Amortization of MSRs totaled $547,000 in the first three quarters of 2004 compared to $1.8 million in the 2003 first three quarters, the result of a significant decline in the level of refinancing activity in the First Federal loan servicing portfolio. Also, the Company recognized a net negative adjustment of $34,000 related to impairment of the value of MSRs. That net adjustment is due to recent decreases in market interest rates and anticipated increased prepayment speeds on mortgage loans in general. There was a net positive adjustment of $381,000 to impairment reserves recorded in the first nine months of 2003.

Compensation and Benefits. Compensation and benefits increased $1.1 million to $13.1 million for the nine months ended September 30, 2004 from $12.0 million for the same period in 2003. The increase resulted from the additional staffing added with the June 2003 branch acquisition and the opening of de novo branches in December 2003 and February 2004.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, amortization of intangibles and deposit insurance premiums) increased to $8.5 million for the nine months ended September 30, 2004 from $8.1 million for the nine months ended September 30, 2003.

The  effective  federal  income  tax rate  utilized  for the nine  months  ended
September 30, 2004 was 30.5% compared to 30.8% for the nine months ended September 30, 2003.

As a result of the above factors, income for the nine months ended September 30, 2004 was $7.3 million compared to $9.3 million for the comparable period in 2003. On a per share basis, basic and diluted earnings per share for the nine months ended September 30, 2004 were $1.20 and $1.15 respectively, compared to basic and diluted earnings per share of $1.54 and $1.47, respectively, for the nine months ended September 30, 2003.

Liquidity and Capital Resources
- -------------------------------

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

First Defiance generated $1.6 million of cash from operating activities during the third quarter of 2004 and $10.5 million for the 2004 year-to-date period. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At September 30, 2004, First Defiance had $72.0 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $131.3 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $7.8 million of loans held-for-sale. Also as of September 30, 2004, the total amount of certificates of deposit that are scheduled to mature by September 30, 2005 is $224.8 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, other sources of funding are available including the brokered Certificate of Deposit market, the FHLB, and other financial institutions.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. As of September 30, 2004, all of these securities pass the FFIEC high risk security test, are not classified as high risk, and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2004.

                                                                Core Capital                   Risk-Based Capital
                                                        ---------------------------------------------------------------
                                                         Adequately          Well           Adequately         Well
                                                        Capitalized       Capitalized      Capitalized      Capitalized
                                                        ---------------------------------------------------------------
    Regulatory capital                                   $   98,770        $   98,770       $  108,473      $  108,473
    Minimum required regulatory capital                      43,070            53,837           68,429          85,536
                                                         -------------------------------------------------------------
    Excess regulatory capital                            $   55,700        $   44,933       $   40,044      $   22,937
                                                         =============================================================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                                         =============================================================
    Regulatory capital as a percentage of assets (1)            9.2%              9.2%            12.7%           12.7%
    Minimum capital required as a percentage
     of assets                                                  4.0%              5.0%             8.0%           10.0%
                                                         -------------------------------------------------------------
    Excess regulatory capital as a percentage
     of assets                                                  5.2%              4.2%             4.7%            2.7%
                                                         =============================================================

(1)   Core capital is computed as a percentage of adjusted total assets of $1.08
      billion.   Risk-based  capital  is  computed  as  a  percentage  of  total risk-weighted assets of $855.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Pending Acquisition

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

Upon completion of the acquisition, on a pro forma basis using September 30, 2004 data, First Defiance will have $1.306 billion in total assets, $965.1 million in loans, $950.5 million in total deposits, and $144.4 million in shareholders' equity. The acquisition is expected to result in approximately $16.7 million in additional goodwill and other intangibles. Management expects the transaction, which is subject to regulatory and ComBanc shareholder approval, to close in the first quarter of 2005.

Subsequent Event

On October 13, 2004, First Defiance entered into an Agreement and Plan of Merger with The Genoa Savings and Loan Company. Under the terms of the agreement, First Defiance will acquire Genoa Savings. First Defiance has agreed to purchase the outstanding shares of Genoa Savings for $30.22 per share in cash for a transaction valued at $11.0 million. Management expects one-time costs, including acquisition-related and restructuring charges will not exceed $2.35 million on a pre-tax basis over the integration period. Management believes the financing of the acquisition can come from existing sources of liquidity.

Upon completion of the acquisition and the previously announced ComBanc acquisition, on a pro forma basis using September 30, 2004 data, First Defiance will have $1.395 billion in total assets, $1.036 billion in loans, $1.038 billion in total deposits and $144.4 million in shareholders equity. The Genoa acquisition is expected to result in approximately $6.0 million in additional goodwill and other intangibles. Management expects the transaction, which is subject to regulatory and Genoa Savings shareholder approval, to close early in the second quarter of 2005.

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

Mortgage Servicing Rights and the Deferral of Fees under SFAS 91. There have been no material changes in assumptions or judgments relative to those critical policies during the third quarter of 2004.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk
- -----------------------------------------------------------------

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

Item 4. Controls and Procedures
- -------------------------------

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

Item 2. Changes in Securities

- --------------------------------------------------------------------------------------------------------------------
                                                                            Total Number of       Maximum Number of
                                  Total Number of                         Shares Purchased as    Shares that May Yet
                                       Shares                              Part of Publicly      Be Purchased Under
                                     Purchased     Average Price Paid     Announced Plans or        the Plans or
          Period                                       Per Share               Programs             Programs (a)
- --------------------------------------------------------------------------------------------------------------------
July 1, 2004 -
 July 31, 2004                           227             $22.73                    227                 517,909
- --------------------------------------------------------------------------------------------------------------------
August 1, 2004 -
 August 31, 2004                       3,660             $25.35                  3,660                 514,249
- --------------------------------------------------------------------------------------------------------------------
September 1, 2004 -
 September 30, 2004                   32,170             $26.13                 32,170                 482,079
- --------------------------------------------------------------------------------------------------------------------
Total for 2004
 Third Quarter                        36,057             $26.03                 36,057                 482,079
- --------------------------------------------------------------------------------------------------------------------
Year to Date
  Total (b)                          158,905             $25.30                158,905                 482,079
- --------------------------------------------------------------------------------------------------------------------

(a) On July 18, 2003, the registrant announced that its Board of Directors had authorized management to repurchase up to 10% of the Registrant's common stock through the open market or in any private transaction. The authorization, which is for 639,828 shares, does not have an expiration date.

(b) Year-to-date totals include 1,156 shares purchased to complete a previously announced share repurchase authorization and 157,749 shares purchased under the authorization announced on July 18, 2003.

Item 3. Defaults upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Non applicable

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

      Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

      Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)   Reports on Form 8-K

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on October 15, 2004 which described the settlement of contingent liabilities related to the 2002 sale of the Company's Leader Mortgage Company subsidiary. The filing included a copy of the Company's press release dated October 14, 2004.

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on October 15, 2004 which included a copy of the Agreement and Plan of Merger dated as of October 13, 2004 by and among First Defiance Financial Corp., First Federal Bank of the Midwest and The Genoa Savings and Loan Company. The filing also included a copy of the Company's press release dated October 13, 2004.

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on October 20, 2004 which included a copy of the Company's earnings release for the quarter ended September 30, 2004.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                             First Defiance Financial Corp.
                                             (Registrant)


Date: November 9, 2004                       By: /s/ William J. Small
      ----------------                           -------------------------------
                                                 William J. Small
                                                 Chairman, President and
                                                 Chief Executive Officer


Date: November 9, 2004                       By: /s/ John C. Wahl
      ----------------                           -------------------------------
                                                 John C. Wahl
                                                 Senior Vice President, Chief
                                                 Financial Officer and
                                                 Treasurer