Form 10-K
period 2004-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2005-03-16
CIK 946647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year Ended December 31, 2004
                                -----------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26850
                       -------

                                   ----------

                         FIRST DEFIANCE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                                   ----------

             OHIO                                       34-1803915
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

  601 Clinton Street, Defiance, Ohio                       43512
(Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code: (419) 782-5015

                                   ----------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $0.01 Per Share
                                (Title of class)

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes |X| No |_|

As of March 4, 2005, there were issued and outstanding 7,015,329 shares of the Registrant's common stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2004 was approximately $155.1 million

                                   ----------

                       Documents Incorporated by Reference

Part II and Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2005 are incorporated by reference into
Part II and III thereof.

================================================================================

                                     PART I

Item 1. Business

      First Defiance Financial Corp. (First Defiance or the Company) is a unitary thrift holding company that, through its subsidiaries (the Subsidiaries), focuses on traditional banking and property and casualty, life and group health insurance products. The Company's traditional banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. The Company's insurance activities consist primarily of commissions relating to the sale of property and casualty, life and group health insurance and investment products.

      At December 31, 2004, the Company had consolidated assets of $1.127 billion, consolidated deposits of $797.7 million, and consolidated stockholder's equity of $126.9 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

      First Defiance previously owned The Leader Mortgage Company (The Leader), a mortgage banking company located in Cleveland, Ohio. Effective April 1, 2002, First Defiance sold The Leader to U.S. Bank Home Mortgage, a unit of U.S. Bank. The gain from the sale of that business, as well as all operating results associated with The Leader, are reported as results of discontinued operations for all periods. The results of operations of the subsidiaries and the holding company are reflected in continuing operations.

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

      The Company's core business operations are conducted through the following
Subsidiaries:

      First Federal Bank of the Midwest: First Federal Bank of the Midwest (First Federal) is a federally chartered stock savings bank headquartered in Defiance, Ohio. As of December 31, 2004, it conducts operations through its main office and nineteen full service branch offices in Defiance, Fulton, Hancock, Henry, Lucas, Paulding, Seneca, Williams and Wood Counties in northwest Ohio. On January 21, 2005, First Defiance completed the acquisition of ComBanc, Inc. and its subsidiary, the Commercial Bank, Delphos, Ohio. That acquisition added four branch offices located in Allen County, Ohio which is adjacent to First Defiance's existing footprint. First Defiance has also entered into an agreement to acquire the Genoa Savings and Loan Company, which operates offices in the metropolitan Toledo, Ohio area. That transaction is expected to close during the 2005 second quarter. First Federal's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund
(SAIF). First Federal is a member of the Federal Home Loan Bank (FHLB) System.

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

      First Defiance's investment portfolio includes 22 CMO and REMIC issues totaling $24.9 million, all of which are fully amortizing securities. All such investments are considered derivative securities. None of the securities are considered to be "high risk" based on the stress test developed by the banking regulators. Management does not believe the risks associated with any of these investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance does not invest in off-balance sheet derivative securities.

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

      The amortized cost and fair value of securities at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Money market mutual funds and other mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

------------------------------------------------------------------------------------------------------------------------------------
                                                        Contractually Maturing                                            Total

                                    Weighted              Weighted               Weighted               Weighted
                          Under 1    Average     1 - 5     Average     6-10       Average    Over 10     Average
                           Year       Rate       Years      Rate       Years        Rate      Years        Rate      Amount    Yield
                                                                    (Dollars in Thousands)
Mortgage-backed
   securities            $  4,444     4.53%    $  9,640     4.43%    $  3,381       4.45%    $    673      4.65%    $ 18,138   4.47%
Corporate bonds                --       --        6,000     5.80           --         --           --        --        6,000   5.80
REMICs and CMOs             7,854     3.04       13,838     4.18        3,234       4.49            2      1.22       24,928   3.86
U.S. government and
   federal agency
   obligations             12,477     2.65       31,500     4.94        4,570       4.90           --        --       48,547   4.35
Obligations of states
   and political
   subdivisions (1)         1,050     6.81        4,325     6.32       11,012       6.38       14,335      6.46       30,722   6.42
Trust preferred stock          --                                          --                   6,250      4.28        6,250   4.28
                         --------              --------              --------                --------                -------
Total                    $ 25,825              $ 65,303              $ 22,197                $ 21,260                134,585
                         ========              ========              ========                ========
Equity securities                                                                                                         69
Unamortized
   premiums/
   (discounts)                                                                                                         1,325
Unrealized gain on
   securities
   available
   for sale                                                                                                            3,279
                                                                                                                    --------
Total                                                                                                               $139,258
                                                                                                                    ========

(1) Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

      The carrying value of investment securities is as follows:

                                                                     December 31
                                                            2004         2003         2002
                                                          ----------------------------------
                                                                    (In Thousands)
   Available-for-sale securities:
      Corporate bonds                                     $  6,468     $  7,716     $ 27,453
      U. S. treasury and federal agency obligations         50,313       76,875      101,833
      Obligations of state and political subdivisions       32,092       32,835       31,115
      CMOs, REMICS and mortgage-backed securities           41,765       43,433       39,845
      Other                                                  6,365        7,400        9,358
                                                          ----------------------------------
   Total                                                  $137,003     $168,259     $209,604
                                                          ==================================

   Held-to-maturity securities:
      Mortgage-backed securities                          $  1,725     $  2,186     $  3,331
      Obligations of state and political
         subdivisions                                          530          590          590
                                                          ----------------------------------
   Total                                                  $  2,255     $  2,776     $  3,921
                                                          ==================================

      For additional information regarding First Defiance's investment portfolio refer to Note 6 to the consolidated financial statements.

Interest-Bearing Deposits

      First Defiance had interest-earning deposits in the FHLB of Cincinnati amounting to $456,000 and $1.3 million at December 31, 2004 and 2003, respectively.

Residential Loan Servicing Activities

      Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company's balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2004, First Federal serviced 5,710 loans totaling $463.8 million. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans.

      As compensation for its mortgage servicing activities, the Company receives servicing fees, usually 0.25% per annum of the loan balances serviced, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, the Company receives no servicing fees until the default is cured.

      The following table shows the delinquency statistics for the mortgage loans serviced by the Company as of the dates presented.

                                                               December 31
                                        2004                       2003                       2002
                                           Percentage                 Percentage                 Percentage
                                 Number   of Servicing      Number   of Servicing      Number   of Servicing
                                of Loans    Portfolio      of Loans    Portfolio      of Loans    Portfolio
                                ----------------------------------------------------------------------------
   Loans delinquent for:
     30-59 days                     9         0.16%            2         0.04%            4         0.09%
     60-89 days                     3         0.05             1         0.02             1         0.02
     90 days and over               6         0.11             5         0.09             1         0.02
                                ----------------------------------------------------------------------------
   Total delinquencies             18         0.32%            8         0.15%            6         0.13%
                                ============================================================================
   Foreclosures                     5         0.09%            2         0.04%           --           --
                                ============================================================================

      The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

                                                                   December 31
                     -----------------------------------------------------------------------------------------------------------
                                   2004                                 2003                                  2002
                     -----------------------------------------------------------------------------------------------------------
                                           Percentage                           Percentage                           Percentage
                     Number   Aggregate   of Aggregate    Number   Aggregate   of Aggregate    Number    Aggregate  of Aggregate
                       of     Principal     Principal       of     Principal     Principal       of      Principal    Principal
     Rate             Loans    Balance       Balance       Loans    Balance       Balance       Loans     Balance      Balance
--------------------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
Less than 5.00%         770    $ 72,321       15.59%         694    $ 66,512       15.36%           6    $    967        0.30%
5.00% - 5.99%         2,881     244,842       52.79        2,476     213,267       49.24        1,010      91,620       28.20
6.00% - 6.99%         1,609     126,132       27.20        1,591     122,338       28.24        2,005     156,888       48.28
7.00% - 7.99%           383      17,810        3.84          522      26,634        6.15        1,092      66,835       20.57
8.00% - 8.99%            63       2,503        0.54           99       4,179        0.96          178       8,408        2.59
9.00% and over            4         182        0.04            5         203        0.05            5         206        0.06
                     -----------------------------------------------------------------------------------------------------------
Total                 5,710    $463,790      100.00%       5,387    $433,133      100.00%       4,296    $324,924      100.00%
                     ===========================================================================================================

      Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

                                      2004                                             2003
                 ------------------------------------------------------------------------------------------------
                                                        % of                                                %
                                % of      Unpaid       Unpaid                    % of      Unpaid       of Unpaid
                  Number     Number of   Principal    Principal     Number      Number    Principal     Principal
  Maturity       of Loans      Loans      Amount       Amount      of Loans    of Loans     Amount       Amount
-----------------------------------------------------------------------------------------------------------------
                                                      (Dollars in Thousands)
1-5 years            392        6.88%    $ 30,317        6.54          302        5.61%    $ 22,838        5.27%
6-10 years           614       10.75       41,076        8.86          673       12.49       47,819       11.04
11-15 years        2,122       37.16      153,680       33.14        2,130       39.54      156,847       36.21
16-20 years          787       13.78       67,964       14.65          762       14.15       66,135       15.27
21-25 years          107        1.87        8,551        1.84           74        1.37        5,147        1.19
More than 25
  years            1,688       29.56      162,202       34.97        1,446       26.84      134,347       31.02
                 ------------------------------------------------------------------------------------------------
Total              5,710      100.00%    $463,790      100.00%       5,387      100.00%    $433,133      100.00%
                 ================================================================================================

                                     2002
                 ----------------------------------------------
                                                        % of
                                % of     Unpaid        Unpaid
                  Number       Number   Principal     Principal
  Maturity       of Loans     of Loans    Amount       Amount
---------------------------------------------------------------
                             (Dollars in Thousands)
1-5 years            154        3.58%    $  8,956        2.76%
6-10 years           560       13.04       38,098       11.73
11-15 years        1,652       38.45      115,385       35.51
16-20 years          605       14.08       49,694       15.29
21-25 years           92        2.14        5,503        1.69
More than 25
  years            1,233       28.71      107,288       33.02
                 ----------------------------------------------
Total              4,296      100.00%    $324,924      100.00%
                 ==============================================

Lending Activities

      General - A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 "for any purpose". At December 31, 2004, First Federal's limit on loans-to-one borrower was $16.8 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $14.1 million, $10.3 million, $9.7 million, $8.9 million and $7.8 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2004.

      Loan Portfolio Composition - The net increase in net loans outstanding over the prior year was $140.1 million, $164.8 million, and $76.6 million in 2004, 2003, and 2001, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

      The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                             December 31
                                  ------------------------------------------------------------------------------------------------
                                         2004                2003                2002                2001                2000
                                  ------------------------------------------------------------------------------------------------
                                   Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                                  ------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
Real estate:
   One to four family
      residential                 $190,070    21.1%   $167,983    22.2%   $157,691    26.6%   $167,764    32.9%   $229,791    42.5%
   Five or more family
      residential                   39,049     4.4      30,322     4.0      32,324     5.5      21,757     4.3      15,686     2.9
   Nonresidential real estate      376,115    41.9     311,101    41.1     195,430    33.0     152,274    29.8     120,529    22.3
   Construction                     15,507     1.7      16,830     2.2      15,357     2.6       7,875     1.5       9,627     1.8
                                  ------------------------------------------------------------------------------------------------
Total real estate loans            620,741    69.1     526,236    69.5     400,802    67.7     349,670    68.5     375,633     695

Other:
   Consumer finance                 45,213     5.0      39,808     5.3      37,562     6.3      40,721     8.0      52,113     9.6
   Commercial                      141,644    15.8     120,677    15.9     104,070    17.6      83,690    16.4      81,138    15.0
   Home equity and improvement      90,839    10.1      70,038     9.2      49,889     8.4      36,179     7.1      31,836     5.9
   Mobile home                         299      --         449     0.1          17      --          12      --          29      --
                                  ------------------------------------------------------------------------------------------------
Total non-real estate loans        277,995    30.9     230,972    30.5     191,538    32.3     160,602    31.5     165,116    30.5
                                  ------------------------------------------------------------------------------------------------
Total loans                        898,736   100.0%    757,208   100.0%    592,340   100.0%    510,272   100.0%    540,749   100.0%
                                             =====               =====               =====               =====               =====
Less:
   Loans in process                  6,341               6,079               7,255               2,887               3,415
   Deferred loan origination
      fees                           1,232               1,158               1,212               1,024               1,041
   Allowance for loan losses         9,956               8,844               7,496               6,548               6,330
                                  --------            --------            --------            --------            --------
Net loans                         $881,207            $741,127            $576,377            $499,813            $529,963
                                  ========            ========            ========            ========            ========

      Included above, First Defiance had $6.2 million, $5.9 million, $15.3 million and $672,000 in loans classified as held for sale at December 31, 2004, 2003, 2002 and 2001, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for both years presented. This information for 2000 is not available.

      Contractual Principal, Repayments and Interest Rates - The following table sets forth certain information at December 31, 2004 regarding the dollar amount of gross loans maturing in First Defiance's portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                               Due 3-5     Due 5-10   Due 10-15    Due 15+
                                                         Years After December 31
                      Due Before December 31   --------------------------------------------
                         2005        2006        2004        2004         2004        2004       Total
                      ---------------------------------------------------------------------------------
                                                        (In Thousands)
Real estate            $ 98,073    $ 40,798    $104,144    $307,025    $ 35,252    $ 35,450    $620,742
Nonreal estate:
   Commercial            74,914      21,352      36,540       8,492         226         120     141,644
   Home equity and
      improvement         2,391         515       8,987       1,687         862      76,397      90,839
   Mobile home               46          67         103          83          --          --         299
   Consumer finance      17,933      10,899      15,637         581         119          43      45,212
                      ---------------------------------------------------------------------------------
Total                  $193,357    $ 73,631    $165,411    $317,868    $ 36,459    $112,010    $898,736
                      =================================================================================

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

      The following table sets forth the dollar amount of gross loans due after one year from December 31, 2004 which have fixed interest rates or which have floating or adjustable interest rates.

                                                 Floating or
                                   Fixed          Adjustable
                                   Rates             Rates             Total
                                 --------------------------------------------
                                                (In Thousands)

   Real estate                   $ 98,262          $424,407          $522,669
   Commercial                      32,297            34,433            66,730
   Other                           36,302            79,678           115,980
                                 --------------------------------------------
                                 $166,861          $538,518          $705,379
                                 ============================================

      Originations, Purchases and Sales of Loans - The lending activities of First Defiance are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from existing customers, real estate brokers, developers, builders, and existing customers; newspapers and radio advertising; and walk-in customers.

      First Defiance's loan approval process for all types of loans is intended to assess the borrowers ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan.

      A commercial loan application is first reviewed and underwritten by one of the commercial loan officers, who may approve credits within their lending limit. Another loan officer with limits sufficient to cover the exposure must approve credits exceeding an individual's lending limit. All credits which exceed $100,000 in aggregate exposure must be presented for review or approval to the Senior Loan Committee comprised of senior lending personnel. Credits which exceed $1,000,000 in aggregate exposure must be presented for approval to the Executive Loan Committee, a committee of First Federal's Board of Directors.

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

      Adjustable-rate   loans   represented  22.1%  of  First  Defiance's  total
originations of mortgage loans in 2004 compared to 14.71% and 14.80% during 2003 and 2002, respectively.

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

      The following table shows total loans originated, loan reductions, and the net increase in First Defiance's total loans during the periods indicated:

                                                 Years Ended December 31
                                              2004         2003         2002
                                            ----------------------------------
                                                      (In Thousands)
   Loan originations:
      Single family residential             $132,463     $291,481     $241,138
      Multi-family residential                76,483       58,370       58,111
      Non-residential real estate            137,524      165,164       98,116
      Construction                            20,983       20,553       17,751
      Commercial                             110,915      104,007       86,329
      Home equity and improvement             38,552       38,150       32,310
      Consumer finance                        27,250       19,366       23,112
                                            ----------------------------------
   Total loans originated                    544,170      697,091      556,867
   Loans acquired in branch acquisition           --       79,094           --
   Loan reductions:
      Loan pay-offs                          223,976      222,163      190,485
      Mortgage loans sold                    104,968      293,673      207,348
      Periodic principal repayments           70,566       83,879       95,016
                                            ----------------------------------
                                             399,510      599,715      492,849
                                            ----------------------------------
   Net increase in total loans              $144,660     $176,470     $ 64,018
                                            ==================================

      The loans acquired in the 2003 branch acquisition by category were as follows: Single family residential - $21.4 million, non-residential real estate
- $35.4 million, Commercial - $16.8 million, Home equity and improvement - $1.8 million and Consumer finance - $3.6 million.

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

      Delinquent Loans -- The following table sets forth information concerning delinquent loans at December 31, 2004, in dollar amount and as a percentage of First Defiance's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                    30 to 59 Days          60 to 89 Days        90 Days and Over            Total
                                --------------------   --------------------   --------------------   --------------------
                                Amount    Percentage   Amount    Percentage   Amount    Percentage   Amount    Percentage
                                --------------------   --------------------   --------------------   --------------------
                                                                 (Dollars in Thousands)
Single - family residential     $  463       0.05%     $  831       0.09%     $  419       0.05%     $1,713       0.19%
Nonresidential and Multi-
   family residential            4,453       0.51       5,223       0.59       1,014       0.11      10,689       1.21
Home equity and
   improvement                     341       0.04          32       0.01           6         --         379       0.05
Consumer finance                   306       0.03          36       0.01           4         --         346       0.04
Commercial                         351       0.04           7         --         450       0.05         808       0.09
                                -----------------------------------------------------------------------------------------
Total                           $5,914       0.67%     $6,129       0.70%     $1,893       0.21%     $13,935      1.58%
                                =========================================================================================

      Nonperforming Assets - All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collectibility of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. When a loan is placed on nonaccrual status, total unpaid interest accrued to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the impaired loan is less than the recorded investment, First Defiance will recognize impairment by creating a valuation allowance.

      Loans having recorded investments of $505,000, $563,000 and $593,000 were considered impaired as of December 31, 2004, 2003 and 2002, respectively. These amounts exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. There was $36,000 of interest received and recorded in income during 2004 related to impaired loans including interest received and recorded in income prior to such impaired loan designation. There was $29,000 and $46,000 recorded in 2003 and 2002 respectively. Unrecorded interest income based on the loan's contractual terms on these impaired loans and all non-performing loans in 2004, 2003 and 2002 was $102,000, $73,000, and $93,000, respectively. The average recorded investment in impaired loans during 2004, 2003 and 2002 was $732,000, $892,000 and $697,000, respectively. The total allowance for loan losses related to these loans was $255,000, $297,000, and $359,000 at December 31, 2004, 2003 and 2002, respectively.

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

      As of December 31, 2004, First Defiance's total non-performing loans amounted to $1.9 million or 0.21% of total loans, compared to $2.5 million or 0.34% of total loans, at December 31, 2003. Non-performing loans are loans which are more than 90 days past due. The nonperforming loan balance includes $204,000 of loans also considered impaired.

      The following table sets forth the amounts and categories of First Defiance's non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

                                                                      December 31
                                                  2004        2003        2002        2001        2000
                                                 ------------------------------------------------------
                                                                 (Dollars in Thousands)
    Nonperforming loans:
      Single-family residential                  $  419      $  471      $  404      $1,151      $  671
      Nonresidential and multi-family
         residential real estate                  1,014       1,092       1,217         972         572
      Commercial (1)                                450         949         879         110         140
      Mobile home                                    --          --          --          --          --
      Consumer finance                               10          33          25         157          66
                                                 ------------------------------------------------------
   Total nonperforming loans                      1,893       2,545       2,525       2,390       1,449

   Real estate owned                                 49         397         175          81          --
   Other repossessed assets                          49           7          31          55          41
                                                 ------------------------------------------------------
   Total repossessed assets                          98         404         206         136          41
                                                 ------------------------------------------------------
   Total nonperforming assets                    $1,991      $2,949      $2,731      $2,526      $1,490
                                                 ======================================================

   Troubled debt restructurings                  $   --      $   --      $   --      $   --      $   --
                                                 ======================================================

   Total nonperforming assets as a
      percentage of total assets of
      continuing operations                        0.18%       0.28%       0.31%       0.39%       0.22%
                                                 ======================================================
   Total nonperforming loans and troubled
      debt restructurings as a percentage of
      total loans                                  0.21%       0.34%       0.43%       0.47%       0.27%
                                                 ======================================================
   Total nonperforming assets and troubled
      debt restructurings as a percentage of
      total assets                                 0.18%       0.28%       0.31%       0.39%       0.22%
                                                 ======================================================
   Allowance for loan losses as a percent of
      total nonperforming assets                 500.30%     299.90%     274.48%     259.22%     424.83%
                                                 ======================================================

(1) - In 2000 nonresidential and multi-family real estate loans were included in commercial loans

      In addition to the $1.9 million of loans reported above and the $281,000 of loans considered impaired, which are not included in the loans reported above, there are approximately $19.3 million of performing loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the inclusion of such loans in non-performing loans at some future date.

      Allowance for Loan Losses - First Defiance maintains an allowance for loan losses to absorb probable losses in the loan portfolio. The balance of the allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by First Defiance, industry standards, past due loan amounts and trends, general economic conditions and other factors related to the collectibility of the loan portfolio. The Company principally uses its own loss experience in calculating its loan loss provision. However, in those instances where the Company's experience with certain types of lending is new or recent and therefore historical losses are less meaningful, management will consider such other factors as industry loss statistics, regulatory guidance, experience of other financial institutions operating in the same geographic area, and inherent risks associated with the borrower in determining the required allowance. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio using a scale of one to ten. Loans graded in the three worst categories (substandard, doubtful and loss) generally are specifically reserved for. Loans graded as substandard would generally have reserves that range between zero and 20% based on management's knowledge of the credit and other local factors. Substandard loans that have no reserves allocated to them generally exhibit negative financial characteristics, such as poor cash flow or declining sales, but have offsetting credit strengths, such as an abundance of collateral or the existence of a strong guarantor. Loans classified as doubtful are generally reserved at 50% and loans classified as loss are reserved at 100%, unless other facts and circumstances warrant a different percentage. Management also engages a third-party to perform an independent loan review on a semi-annual basis. That third party reviews all loan relationships in excess of $250,000 and, among other things, challenges management's loan grades.

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

      At December 31, 2004, First Defiance's allowance for loan losses amounted to $10.0 million compared to $8.8 million at December 31, 2003. As of December 31, 2004 and 2003, $21,000 and $87,000, respectively, constituted an allowance with respect to specific loans or assets held for sale. The following table sets forth the activity in First Defiance's allowance for loan losses during the periods indicated.

                                                                           Years Ended December 31
                                                         2004          2003          2002          2001          2000
                                                      -----------------------------------------------------------------
                                                                            (Dollars in Thousands)
   Allowance at beginning of year                     $   8,844     $   7,496     $   6,548     $   6,330     $   6,504
   Provision for credit losses                            1,549         1,719         1,451           993           635
     Charge-offs:
      One to four family residential real estate             52            18           110           152            --
      Commercial real estate                                 58           162           184           130           182
      Commercial                                            390           375            36           151           155
      Consumer finance                                      186           170           390           599           692
      Mobile home                                            --            --            --            --             2
                                                      -----------------------------------------------------------------
   Total charge-offs                                        686           725           720         1,032         1,031
   Recoveries                                               249           354           217           257           222
                                                      -----------------------------------------------------------------
   Net charge-offs                                          437           371           503           775           809
                                                      -----------------------------------------------------------------
   Ending allowance                                   $   9,956     $   8,844     $   7,496     $   6,548     $   6,330
                                                      =================================================================

   Allowance for loan losses to total non-
      performing loans at end of year                     526.2%        347.5%        296.9%        274.0%        436.9%
   Allowance for loan losses to total loans at end
      of year                                              1.12%         1.18%         1.32%         1.29%         1.17%
   Allowance for loan losses to net charge-offs
      for the year                                     2,278.26%     2,383.82%     1,490.26%       844.90%       782.45%
   Net charge-offs for the year to average loans           0.05%         0.06%         0.10%         0.15%         0.16%

      The provision for credit losses has increased significantly over the five-year period shown in the above table in conjunction with significant growth in the commercial loan and non-residential real estate loan portfolios over those same periods.

      The percentage of the allowance for loan losses to total loans declined at December 31, 2004 compared with the prior year primarily because classified assets have grown at a slower rate than the loan balances as a whole, indicating an overall improvement in the credit quality of the portfolio. In addition, in conjunction with the RFC acquisition, management recorded a fair value discount of $1.7 million to offset expected credit losses in the acquired portfolio which resulted in loans being recorded at their estimated fair value. Given that discount, no allowance for loan losses was required for the $40.9 million of loans remaining in that portfolio at December 31, 2004. Non-performing assets decreased to $2.0 million at December 31, 2004 from $2.9 million at December 31, 2003, a decrease of 32.5%. During that same period, total loan balances increased by 19%. Based on continued low levels of charge-offs in the commercial and non-residential real estate loan portfolios and improved charge-off experience in the consumer portfolio, management has reduced the amount provided for portfolio-level reserves. As a result of those reductions, the allowance as a percentage of total loans outstanding continued to decline in 2004. Those historical trends are monitored by management on a quarterly basis.

      The following table sets forth information concerning the allocation of First Defiance's allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "Lending Activities-Loan Portfolio Composition."

                                                                        December 31
                                2004                  2003                  2002                  2001                  2000
                         -----------------------------------------------------------------------------------------------------------
                                 Percent of            Percent of            Percent of            Percent of            Percent of
                                 total loans           total loans           total loans           total loans           total loans
                         Amount  by category   Amount  by category   Amount  by category   Amount  by category   Amount  by category
                         -----------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Single family
  residential            $  239      22.8%     $  386      24.4%     $  587      29.2%     $  613      34.4%     $  396      44.3%
Nonresidential and
    Multi-family
    residential real
    estate                6,538      46.3       6,265      45.1       4,293      38.5       2,847      34.1       2,310      25.2
Other:
  Commercial loans        2,454      15.8       1,424      15.9       1,729      17.6       1,734      16.4       1,355      15.0
  Consumer and
    home equity and
    improvement
    loans                   725      15.1         769      14.6         887      14.7       1,354      15.1       2,269      15.5
                         -----------------------------------------------------------------------------------------------------------
                         $9,956     100.0%     $8,844     100.0%     $7,496     100.0%     $6,548     100.0%     $6,330     100.0%
                         ===========================================================================================================

(1) In 2000, the breakdown between commercial real estate and non-real estate commercial loans was not available. As a result, all commercial real estate loans were reported in the commercial classification.

Sources of Funds

      General - Deposits are the primary source of First Defiance's funds for lending and other investment purposes. In addition to deposits, First Defiance derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the FHLB may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

      Deposits - First Defiance's deposits are attracted principally from within First Defiance's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $77.0 million at December 31, 2004. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.

      To supplement its funding needs, First Defiance also utilizes brokered Certificates of Deposit. Such deposits, which were primarily acquired in prior years to fund operations now discontinued, have maturities ranging from three months to one year. The total balance of brokered certificates of deposit was $61.2 million at December 31, 2004. Brokered CDs at December 31, 2003 totaled $27.5 million. Brokered certificates of deposit are not included in the following tables for a portion of 2002 as the interest associated with those deposits were allocated to discontinued operations.

      Average balances and average rates paid on deposits are as follows:

                                                Years Ended December 31
                                  2004                   2003                    2002
                            -----------------      -----------------      -----------------
                             Amount      Rate       Amount      Rate        Amount     Rate
                            ---------------------------------------------------------------
                                                 (Dollars in Thousands)
   Non-interest-bearing
      demand deposits       $ 56,241       --      $ 47,505       --      $ 33,089       --
   Interest bearing
      demand deposits        232,044     0.74%      198,039     0.74%      162,664     1.66%
   Savings deposits           53,247     0.25        47,047     0.36        39,129     0.94
   Time deposits             413,796     2.68       387,948     3.04       345,740     3.89
                            ---------------------------------------------------------------
   Totals                   $755,328     1.71%     $680,539     1.97%     $580,622     2.84%
                            ===============================================================

      The following table sets forth the maturities of First Defiance's certificates of deposit having principal amounts of $100,000 or more at December 31, 2004.

                                                                  (In Thousands)
                                                                  --------------
   Certificates of deposit maturing in quarter ending:
       March 31, 2005                                                $ 18,052
       June 30, 2005                                                   11,102
       September 30, 2005                                              15,786
       December 31, 2005                                                8,743
       After December 31, 2005                                         53,014
                                                                     --------
   Total certificates of deposit with
      balances of $100,000 or more                                   $106,697
                                                                     ========

      The following table details the deposit accrued interest payable as of December 31:

                                                            2004         2003
                                                            -----------------
                                                              (In Thousands)

   Interest bearing demand deposits and
      money market accounts                                 $ 58         $ 16
   Savings Accounts                                           --           --
   Certificates                                              432          520
                                                            -----------------
                                                            $490         $536
                                                            =================

      For additional information regarding First Defiance's deposits see Note 11 to the financial statements.

      Borrowings-- First Defiance may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, non-residential loans and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

      The following table sets forth certain information as to First Defiance's FHLB advances and other borrowings at the dates indicated.

                                                                     December 31
                                                           2004          2003          2002
                                                         ------------------------------------
                                                               (Dollars in Thousands)
   Long-term:
      FHLB advances                                      $151,713      $153,522      $146,096
         Weighted average interest rate                      4.62%         4.60%         4.95%
      Notes                                                    --            --         10.00
         Weighted average interest rate                        --            --          7.50

   Short-term:
      FHLB advances                                      $ 26,500      $ 11,000      $  3,000
         Weighted average interest rate                      2.20%         1.12%         1.50%
      Revolving borrowings                                  3,000            --            --
         Weighted average interest rate                      2.25%           --            --
      Securities sold under  agreement to repurchase     $ 11,804      $ 12,267      $  4,289
         Weighted average interest rate                      1.57%         0.85%         1.20%

      The following table sets forth the maximum month-end balance and average balance of First Defiance's Long-term FHLB advances and other borrowings during the periods indicated.

                                                  Years Ended December 31
                                             2004          2003          2002
                                           ------------------------------------
                                                   (Dollars in Thousands)
   Long-term:
      FHLB advances:
         Maximum balance                   $153,373      $154,930      $156,269
         Average balance                    152,547       152,939       140,399
         Weighted average interest rate        4.61%         4.78%         5.08%
         Term Borrowings:
         Maximum balance                         --      $      7      $     46
         Average balance                         --             1            30
         Weighted average interest rate          --          7.50%         7.50%

      The following table sets forth the maximum month-end balance and average balance of First Defiance's short-term FHLB advances and other borrowings during the periods indicated.

                                                    Years Ended December 31
                                                2004         2003         2002
                                              ---------------------------------
                                                    (Dollars in Thousands)
   Short-term:
      FHLB advances:
         Maximum balance                      $28,500      $14,250      $90,500
         Average balance                       15,577        2,296       17,118
         Weighted average interest rate          1.55%        1.31%        2.08%
         Revolving credit agreements:
         Maximum balance                      $ 3,000      $    --      $21,900
         Average balance                        1,349           --        6,787
         Weighted average interest rate          2.20%          --         3.68%
         Securities sold under agreement to
           repurchase:
         Maximum balance                      $12,606      $12,860      $ 4,298
         Average balance                       10,612        7,569          777
         Weighted average interest rate          1.08%        1.02%        1.29%

      First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2004, there was $151.7 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $26.5 million and $11.0 million in short-term advances outstanding at December 31, 2004 and 2003, respectively. At December 31, 2004, $26.5 million was outstanding under First Defiance's REPO advance line of credit. The total available under the line is $75.0 million. Additionally, First Defiance has $15.0 million available under a Cash Management advance line of credit. Amounts are generally borrowed under these lines on an overnight basis.

      As a member of the FHLB of Cincinnati, First Federal must maintain an investment in the capital stock of that FHLB in an amount principally equal to ..15% of total assets plus an amount of at least 2% but no more than 4% of its non-grandfathered mission asset activity (as defined in the FHLB's regulations). First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $13.4 million at December 31, 2004.

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

Employees

      First Defiance had 284 employees at December 31, 2004. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

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

                                   Regulation

      General - First Defiance and First Federal are subject to regulation, examination and oversight by the OTS. Because the FDIC insures First Federal's deposits, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the OTS and examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. First Federal is subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

      First Defiance is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

      Regulatory Capital Requirements - First Federal is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital of 8% of risk-weighted assets.

      The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2004, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                   December 31, 2004
                                                   ------------------
                                                     (In Thousands)
          Tangible Capital                         $102,342      9.29%

          Requirement                                16,533      1.50
                                                   ------------------
          Excess                                   $ 85,809      7.79%
                                                   ==================

          Core Capital                             $102,342      9.29%

          Requirement                                44,089      4.00
                                                   ------------------
          Excess                                   $ 58,253      5.29%
                                                   ==================

          Total risked-based capital               $112,269     12.71%

          Risk-based requirement                     70,653      8.00
                                                   ------------------
          Excess                                   $ 41,616      4.71%
                                                   ==================

      First Federal's capital at December 31, 2004, meets the standards for a well-capitalized institution.

      Transactions with Insiders and Affiliates - Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. In addition, all related party transactions must be approved by the Company's audit committee pursuant to Nasdaq Rule 4350(h), including loans made by financial institutions in the ordinary course of business. All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act (FRA) and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance is an affiliate of First Federal.

      Holding Company Regulation - First Defiance is a unitary thrift holding company and is subject to OTS regulations, examination, supervision and reporting requirements. Federal law generally prohibits a thrift holding company from controlling any other savings association or thrift holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. If First Defiance were to acquire control of another savings institution, other than through a merger or other business combination with First Federal, First Defiance would become a multiple thrift holding company and its activities would thereafter be limited generally to those activities authorized by the FRB as permissible for bank holding companies.

Item 2. Properties

      At December 31, 2004, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and eighteen other full service banking centers in northwestern Ohio. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio.

      First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio.

      The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2004. See Note 10 to the Consolidated Financial Statements.

                                                      Leased/     Net Book Value
            Description/address              Owned  of Property      Deposits
   -----------------------------------------------------------------------------
                                                      (Dollars in Thousands)
   Main Office, First Federal
   601 Clinton Street, Defiance, OH          Owned   $  5,568        $254,762

   Branch Offices, First Federal
   204 E. High Street, Bryan, OH             Owned        984          93,197
   211 S. Fulton Street, Wauseon, OH         Owned        694          46,256
   625 Scott Street, Napoleon, OH            Owned      1,436          67,274
   1050 East Main Street, Montpelier, OH     Owned        517          26,359
   926 East High Street, Bryan, OH           Owned         96           7,062
   1333 Woodlawn, Napoleon, OH               Owned         46          17,131
   825 N. Clinton Street, Defiance, OH       Owned        358          13,977
   190 Stadium Dr., Defiance, OH            Leased          8           6,888
   905 N. Williams St., Paulding, OH         Owned      1,002          28,159
   201 E. High St., Hicksville, OH           Owned        519          14,709
   3900 N. Main St., Findlay, OH             Owned      1,309          37,121
   11694 N. Countyline St., Fostoria, OH     Owned        838          18,998
   1226 W. Wooster, Bowling Green, OH        Owned      1,269          41,889
   301 S. Main St., Findlay, OH              Owned      1,017          28,731
   405 E. Main St., Ottawa, OH               Owned        485          61,759
   124 E. Main St., McComb, OH               Owned        266          20,588
   7591 Patriot Dr., Findlay, OH             Owned      1,399           3,995
   417 W. Dussell Dr., Maumee, OH           Leased      1,211           8,846

   First Insurance & Investments
   419 5th Street, Site 1200, Defiance, OH  Leased        N/A             N/A
                                                     ------------------------
                                                     $ 19,022        $797,701
                                                     ========================

Item 3. Legal Proceedings

      First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4. Submission of Matters to a Vote of Securities Holders

      No matters were submitted to a vote of securities holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Issuers Purchases of Common Stock

      The Company's common stock trades on The Nasdaq Stock Market under the symbol "FDEF." As of March 4, 2005, the Company had approximately 2,300 shareholders of record. The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2004 and 2003.

                                            Years Ending
                           December 31, 2004            December 31, 2003
   --------------------------------------------------------------------------
                        High      Low   Dividend     High      Low   Dividend
                       -------------------------    -------------------------

   Quarter ended:
      March 31         $29.00   $26.60   $  .20     $20.67   $18.21   $  .15
      June 30           28.88    22.07      .20      20.70    18.50      .15
      September 30      26.76    22.01      .20      26.80    19.28      .15
      December 31       28.90    25.20      .22      30.65    24.00      .20

      The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal paid $5.0 million in dividends to First Defiance during 2004 and $5.0 million during 2003.

      First Defiance completed the following common stock repurchases during the fourth quarter and the year ended December 31,

                                                                                      Maximum
                                                              Total Number of     Number of Shares
                                                              Shares Purchased    that May Yet Be
                                                             as Part of Publicly  Purchased Under
                          Total Number of    Average Price     Announced Plans      the Plans or
      Period              Shares Purchased   Paid Per Share      or Programs        Programs (a)
--------------------------------------------------------------------------------------------------
October 1, 2004 -
  October 31, 2004                654           $ 26.63                654            481,425
November 1, 2004 -
  November 30, 2004            14,469           $ 26.92             14,469            466,956
December 1, 2004 -
  December 31, 2004             9,553           $ 27.68              9,553            457,403
Total for 2004
  Fourth Quarter               24,676           $ 27.21             24,676            457,403
Total for 2004 (b)            183,581           $ 25.55            183,581            457,403

      (a) On July 18, 2003, First Defiance announced that its Board of Directors had authorized management to repurchase up to 10% of the Registrant's common stock through open market or in any private transaction. The authorization, which is for 639,828 shares, does not have an expiration date.

      (b) Totals for 2004 include 1,156 shares purchased to complete a previously announced share repurchase authorization and 182,425 shares purchased under the authorization announced on July 18, 2003.

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

                                                                  At or For Years Ended December 31
                                                  -------------------------------------------------------------------
                                                     2004          2003          2002           2001          2000
                                                  -------------------------------------------------------------------
                                                             (Dollars in Thousands, Except Per Share Data
Selected Consolidated Financial Data:
   Total assets                                   $1,126,667    $1,040,599    $  884,245     $1,132,648    $1,072,194
   Assets of continuing operations                 1,126,667     1,040,599       884,245        644,194       664,468
   Loans held-to maturity, net                       878,912       735,255       561,041        499,141       529,963
   Loans held-for-sale                                 2,295         5,872        15,336            672            --
   Allowance for loan losses                           9,956         8,844         7,496          6,548         6,330
   Nonperforming assets                                1,990         2,949         2,731          2,526         1,490
   Securities available-for-sale                     137,003       168,259       209,604         48,453        52,850
   Securities held-to maturity                         2,255         2,776         3,921          5,818         7,697
   Mortgage servicing rights                           3,598         3,431         2,090          1,821         1,131
   Deposits and borrowers' escrow balances           797,979       729,227       599,889        615,238       529,067
   FHLB advances                                     178,213       164,522       149,096        196,302       223,258
   Stockholders' equity                              126,874       124,269       120,110        111,021        99,473

Selected Consolidated Operating Results:
   Interest income from continuing operations     $   54,119    $   49,936    $   46,141     $   46,545    $   46,941
   Interest expense from continuing operations        20,381        20,855        22,044         25,602        27,202
   Net interest income from continuing
      operations                                      33,738        29,081        24,097         20,943        19,739
   Provision for loan losses                           1,548         1,719         1,451            994           635
   Noninterest income                                 15,313        18,788        12,921         10,220         6,676
   Noninterest expense                                31,905        28,378        26,161         22,948        20,178
   Income before income taxes                         15,598        17,772         9,406          7,221         5,602
   Income taxes                                        4,802         5,690         2,986          2,423         1,734
   Income from continuing operations                  10,796        12,082         6,420          4,798         3,868
   Discontinued operations, net of tax                    --            --         8,853          8,818         7,094
   Cumulative effect of change in method of
      accounting for goodwill                             --            --          (194)            --            --
   Net income                                         10,796        12,082        15,079         13,616        10,962
   Basic earnings per share from continuing
      operations                                        1.77          2.00          1.01           0.74          0.61
   Basic earnings per share                             1.77          2.00          2.37           2.11          1.74
   Diluted earnings per share from continuing
      operations                                        1.69          1.91          0.97           0.72          0.60
   Diluted earnings per share                           1.69          1.91          2.28           2.05          1.71

                                                               At or For Years Ended December 31
                                                 ------------------------------------------------------------
                                                   2004         2003         2002         2001         2000
                                                 ------------------------------------------------------------
                                                          (Dollars in Thousands, Except Per Share Data
Performance Ratios:
   Return on average assets                          1.01%        1.24%        0.77%        0.69%        0.60%
   Return on average equity                          8.57%        9.97%        5.39%        4.61%        4.13%
   Interest rate spread (1)                          3.37%        3.13%        2.92%        3.25%        3.11%
   Net interest margin (1)                           3.60%        3.42%        3.38%        3.68%        3.57%
   Ratio of operating expense to
      Average total assets                           2.98%        2.91%        3.16%        3.31%        3.11%

Quality Ratios:
   Nonperforming assets to total assets
      at end of period (2)                           0.18%        0.28%        0.31%        0.39%        0.22%
   Allowance for loan losses to
      nonperforming assets (2)                     500.30%      299.90%      274.48%      259.22%      424.83%
   Allowance for loan losses to total
      loans receivable                               1.13%        1.19%        1.32%        1.31%        1.19%

Capital Ratios (3):
   Equity to total assets at end of period          11.26%       11.94%       13.58%       17.23%       14.97%
   Tangible equity to tangible assets
      at end of period                               9.74%       10.17%       13.23%       16.75%       14.46%
   Average equity to average assets                 11.76%       12.43%       14.36%       15.03%       14.45%
   Book value per share                          $  20.20     $  19.64     $  18.73     $  16.20     $  14.49
   Tangible book value per share                 $  17.19     $  16.39     $  18.17     $  15.65     $  13.92
   Ratio of average interest-earning assets
      to average interest-bearing liabilities      112.25%      112.25%      115.57%      110.21%      110.02%

Stock Price and Dividend Information:
   High                                          $  29.00     $  30.65     $  21.44     $  18.00     $  12.50
   Low                                              22.01        18.21        15.12        10.69         7.63
   Close                                            28.85        25.90        18.90        15.20        10.88
   Cash dividends declared per share                 0.82         0.65         0.54          .49          .45
   Dividend payout ratio (4)                        46.33%       32.50%       22.78%       23.22%       25.86%

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

(2) Nonperforming assets consist of nonaccrual loans that are contractually past due 90 days or more; loans that are deemed impaired under the criteria of FASB Statement No. 114; and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.

(3)   Capital ratios are based on assets of continuing operations.

(4)   Dividends payout ratio was calculated using basic earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      First Defiance is a unitary thrift holding company which conducts business through its subsidiaries, First Federal and First Insurance.

      First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where as of December 31, 2004 it operated 19 full service banking centers. On January 21, 2005, First Defiance acquired ComBanc, Inc., headquartered in Delphos, Ohio. ComBanc's subsidiary, the Commercial Bank, operated four banking offices in Delphos, Lima and Elida, Ohio. First Defiance also has reached an agreement to acquire the Genoa Savings and Loan Company, which operates four branches in the Toledo, Ohio metropolitan area. Following the completion of that transaction, the related combination of Genoa's Maumee, Ohio branch into First Federal's existing Maumee branch, and the planned combination of two branches in Defiance, First Federal will operate a total of 25 branch offices in 19 communities in Northwest Ohio. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services.

      First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance's office in Defiance, Ohio while investment and annuity products are sold through registered investment representatives located at four of First Federal's banking center locations.

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

      Effective April 1, 2002, First Defiance sold its Leader Mortgage subsidiary to U.S. Bank Home Mortgage, a unit of U.S. Bank, and recognized an after-tax gain of $7.7 million, or $1.16 per share from the sale. That gain, as well as all operating results associated with the Leader, has been reported as discontinued operations for all periods presented. During the third quarter of 2004, First Defiance settled all remaining contingent liabilities related to its sale of Leader Mortgage and recorded a $1.9 million pre-tax charge in continuing operations.

Financial Condition

      Total assets at December 31, 2004 were $1.13 billion compared to $1.04 billion at December 31, 2003. Net loans receivable increased by $139.7 million or 19.0% to $875.0 million at December 31, 2004 from $735.3 million at December 31, 2003. A portion of that loan growth was funded with assets from the Company's investment securities portfolio, which dropped from $171.0 million at December 31, 2003 to $139.3 million at December 31, 2004. A portion of loan growth was also funded by a decline in cash balances and interest bearing deposits at other financial institutions, which declined to $20.5 million at December 31, 2004 from $37.8 million at the same date in 2003. The Company also redeemed $5 million of stock at the Federal Home Loan Bank during the year and that balance declined to $13.4 million at December 31, 2004 from $17.8 million at December 31, 2003 after also accounting for quarterly FHLB stock dividends. Goodwill and intangibles, which increased substantially during 2003 because of the RFC acquisition, declined to $18.9 million at December 31, 2004 from $20.5 million at December 31, 2003 because of a revision in the purchase price allocation recorded by management.

      The increase in loans receivable occurred in virtually all major loan categories. Non-residential real estate loans increased by $73.7 million, or 21.6%, to $415.2 million at December 31, 2004 from $341.4 million at December 31, 2003. Home equity and improvement loans increased by $20.8 million, or 29.7%, to $90.8 million at December 31, 2004 from $70.0 million at December 31, 2003. Owner occupied residential loans increased by $20.5 million, or 11.5% to $199.2 million at December 31, 2004 from $178.7 million at December 31, 2003. Commercial loan balances increased by $20.9 million, or 17.4% to $141.6 million at December 31, 2004 from $120.7 million at December 31, 2003. Consumer finance loans increased by $5.3 million, or 13.1% to $45.5 million at December 31, 2004 from $40.3 million at December 31, 2003.

      The decline in the Company's investment portfolio is due to management taking advantage of the rate environment by selling investments and realizing gains during 2004 of $1.4 million. Further, with the strong loan growth the Company experienced, many securities that matured were used to fund that growth rather than reinvested in the securities portfolio. The remaining $139.3 million portfolio has an average duration of 3.21 years.

      The Company's total deposits increased to $797.7 million at December 31, 2004 from $729.0 million at December 31, 2003, an increase of 9.4%. Key to the deposit growth is growth in checking accounts, which increased to $137.4 million at December 31, 2004 from $119.7 million at the end of 2003, an increase of 14.8% and an increase in money market demand account balances, which increased to $183.8 million at December 31, 2004 from $148.7 million at December 31, 2003, an increase of 23.6%. Because the balance in that type of transaction accounts can fluctuate significantly, management typically assesses growth by reviewing average balances rather than period end balances.

      The average balance in checking accounts increased to $126.3 million for the full year in 2004 compared to $103.7 million for 2003, an improvement of 21.8%. The checking average balance includes $56.2 million of non-interest bearing deposits for 2004, up from $47.5 million in 2003. Certificate of deposit balances increased to $424.3 million at December 31, 2004 from $408.9 million at December 31, 2003, an increase of $15.4 million or just 3.8%. Of that growth, $10.5 million was due to an increase in the average balance of brokered certificates of deposit used by the Company to supplement its funding needs.

      In addition to deposit growth, First Defiance had an increase in its FHLB advance balances, which increased from $14.5 million at December 31, 2003 to $181.2 million at December 31, 2004. The increase in advances, which were all short-term overnight advances, was used to fund the loan growth.

Average Balances, Interest Rates and Yields

      The following table presents for the periods indicated the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect the effect of income taxes:

                                                                  Year Ended December 31,
                                  -----------------------------------------------------------------------------------
                                                   2004                                       2003
                                  -----------------------------------------------------------------------------------
                                    Average      Interest         Yield/      Average       Interest         Yield/
                                    Balance      (1)              Rate (2)    Balance       (1)              Rate (2)
                                  -----------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable                 $  806,877        47,360          5.87%    $  667,165    $   41,233          6.18%
 Securities                          152,316         7,499          4.92%       186,631         9,186          4.92%
 Interest-earning deposits             2,447            43          1.76%        22,082           280          1.27%
 Dividends on FHLB stock              14,839           612          4.12%        17,552           695          3.96%
                                  ---------------------------------------------------------------------------------
 Total interest-earning assets       976,482        55,514          5.69%       893,430        51,394          5.75%
 Non-interest-earning assets          94,321                                     81,617
                                  ----------                                 ----------

 Total Assets                     $1,070,803                                 $  975,047
                                  ==========                                 ==========

Interest-Bearing Liabilities:
 Interest-bearing deposits        $  699,087    $   12,950          1.85%    $  633,034    $   13,435          2.12%
 FHLB advances                       169,463         7,317          4.32%       155,301         7,343          4.73%
 Other borrowings                     10,608           114          1.07%         7,570            77          1.02%
                                  ---------------------------------------------------------------------------------
 Total interest-bearing
  liabilities                        879,158        20,381          2.32%       795,905        20,855          2.62%
Non-interest bearing
 demand deposits                      56,241            --                       47,505            --
                                  ------------------------                   -------------------------
Total including non-
  interest- bearing
  demand deposits                    935,399        20,381          2.18%       843,410        20,855          2.47%
Other non-interest
  liabilities                          9,484                                     10,403
                                  ----------                                 ----------
Total Liabilities                    935,399                                    853,813
Stockholders' equity                 125,920                                    121,234
                                  ----------                                 ----------
 Total liabilities and
  stockholders' equity            $1,070,803                                 $  975,047
                                  ==========                                 ==========
Net interest income;
interest rate spread (3)                        $   35,133          3.37%                  $   30,539          3.13%
                                                ========================                   ========================

Net interest margin (4)                                             3.60%                                      3.42%
                                                                   =====                                      =====
Average interest-earning
  assets to average interest-
  bearing liabilities                                              104.4%                                     112.3%
                                                                   =====                                      =====

                                            Year Ended December 31,
                                  ----------------------------------------
                                                   2002
                                  ----------------------------------------
                                    Average      Interest         Yield/
                                    Balance      (1)              Rate (2)
                                  ----------------------------------------
                                            (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable                 $  525,855    $   37,095          7.05%
 Securities                          168,329         9,027          5.36%
 Interest-earning deposits            44,285           720          1.63%
 Dividends on FHLB stock              22,889           904          3.95%
                                  --------------------------------------
 Total interest-earning assets       761,357        47,746          6.27%
 Non-interest-earning assets         185,140
                                  ----------

 Total Assets                     $  946,497
                                  ==========

Interest-Bearing Liabilities:
 Interest-bearing deposits        $  547,533    $   16,508          3.01%
 FHLB advances                       103,552         5,276          5.10%
 Other borrowings                      7,685           260          3.38%
                                  --------------------------------------
 Total interest-bearing
  liabilities                        658,769        22,044          3.35%
Non-interest bearing
 demand deposits                      33,089            --
                                  ------------------------
Total including non-
  interest- bearing
  demand deposits                    691,858        22,044          3.19%
Other non-interest
  liabilities                        135,567
                                  ----------
Total Liabilities                    827,425
Stockholders' equity                 119,072
                                  ----------
 Total liabilities and
  stockholders' equity            $  946,497
                                  ==========
Net interest income;
interest rate spread (3)                        $   25,702          2.92%
                                                ========================

Net interest margin (4)                                             3.38%
                                                                   =====
Average interest-earning
  assets to average interest-
  bearing liabilities                                              115.6%
                                                                   =====

(1) Interest on certain tax exempt loans (amounting to $29,000, $61,000 and $445,000 in 2004, 2003 and 2002 respectively) and tax-exempt securities ($1.5 million, $1.4 million and $947,000 in 2004, 2003 and 2002) is not taxable for Federal income tax purposes. The average balance of such loans was $722,000, $870,000 and $6.7 million in 2004, 2003 and 2002 while the average balance of such securities was $32.8 million, $30.5 million and $21.1 million in 2004, 2003 and 2002 respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2) At December 31, 2004, the yields earned and rates paid were as follows: loans receivable, 5.96%; securities, 4.81%; FHLB stock, 4.25%; total interest-earning assets, 5.79%; deposits, 1.85%; FHLB advances, 4.26%; other borrowings, 1.71%; total interest-bearing liabilities, 2.29%; and interest rate spread, 3.50%.

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

                                                             Year Ended December 31,
                                  ---------------------------------------------------------------------------
                                              2004 vs. 2003                         2003 vs. 2002
                                  ---------------------------------------------------------------------------
                                   Increase      Increase                  Increase    Increase
                                  (decrease)    (decrease)     Total      (decrease)  (decrease)      Total
                                    due to        due to     increase       due to      due to      increase
                                     rate         volume    (decrease)       rate       volume     (decrease)
                                  ---------------------------------------------------------------------------
                                                                 (in thousands)
Interest-Earning Assets
 Loans                              $(2,507)     $ 8,634      $ 6,127      $(5,830)     $ 9,968      $ 4,138
 Securities                               2       (1,689)      (1,687)        (823)         982          159
 Interest-earning
  deposits                               12         (249)        (237)         (78)        (361)        (439)

 FHLB stock                              24         (107)         (83)           2         (211)        (209)
                                  ---------------------------------------------------------------------------
Total interest- earning assets      $(2,469)     $ 6,589      $ 4,120      $(6,729)     $10,378      $ 3,649
                                  ===========================================================================

Interest-Bearing Liabilities
 Deposits                           $(1,886)     $ 1,401      $  (485)     $(5,651)     $ 2,578      $(3,073)
 FHLB advances                         (696)         670          (26)        (570)       2,637        2,067
 Term notes                               6           31           37         (179)          (4)        (183)
                                  ---------------------------------------------------------------------------
Total interest- bearing
  liabilities                       $(2,576)     $ 2,102      $  (474)     $(6,400)     $ 5,211      $(1,189)
                                  ===========================================================================

Increase in net interest income                               $ 4,594                                $ 4,838
                                                              =======                                =======

                                        Year Ended December 31,
                                  ------------------------------------
                                            2002 vs. 2001
                                  ------------------------------------
                                  Increase     Increase
                                  (decrease)  (decrease)       Total
                                    due to      due to       increase
                                     rate       volume      (decrease)
                                  ------------------------------------
                                            (in thousands)
Interest-Earning Assets
 Loans                             $(6,177)     $   406      $(5,771)
 Securities                         (1,672)       7,027        5,355
 Interest-earning
  deposits                            (403)         852          449

 FHLB stock                           (637)         486         (151)
                                  ------------------------------------
Total interest- earning assets     $(8,889)     $ 8,771      $  (118)
                                  ====================================

Interest-Bearing Liabilities
 Deposits                          $(8,446)     $ 4,023      $(4,423)
 FHLB advances                           3        1,664        1,667
 Term notes                           (172)        (630)        (802)
                                  ------------------------------------
Total interest- bearing
  liabilities                      $(8,615)     $ 5,057      $(3,558)
                                  ====================================

Increase in net interest income                              $ 3,440
                                                             =======

Results of Operations

      General -- First Defiance reported net income of $10.8 million for the year ended December 31, 2004 compared to $12.1 million and $15.1 million for the years ended December 31, 2003 and 2002 respectively. Results for 2002 included $8.9 million of discontinued operations related to the operating results of and gain on sale from the Company's former Leader Mortgage Company subsidiary, which was sold to US Bancorp on April 1, 2002. See Note 4 to the consolidated financial statements. Income from continuing operations was $6.2 million for the year ended December 31, 2002. Excluding the cumulative effect adjustment for a change in accounting for goodwill, First Defiance had income from continuing operations of $6.4 million for the year ended December 31, 2002.

      On a diluted per share basis, First Defiance earned $1.69 in 2004, $1.91 in 2003 and $2.28 in 2002. Diluted per share income from continuing operations was $0.94 in 2002 ($.97 before cumulative effect adjustment for change in accounting for goodwill).

      The 2004 operating results included a $1.9 million pretax charge to reflect final settlement of certain contingent liabilities related to the sale of Leader Mortgage to US Bancorp. After tax, that amount was $1.25 million or $0.20 per diluted share.

      Net interest income was $33.7 million for the year ended December 31, 2004 compared to $29.1 million and $24.1 million for the years ended December 31, 2003 and 2002 respectively. The tax-equivalent net interest margin was 3.60%, 3.42% and 3.38% for the years ended December 31, 2004, 2003 and 2002 respectively. The increase in margin between 2003 and 2004 is due to an improved interest rate spread, which increased from 3.13% in 2003 to 3.37% in 2004, a result primarily due to a 30 basis point reduction in the Company's overall cost of interest-bearing liabilities (from 2.62% to 2.32%) compared to a drop of just six basis points on the yield of interest earning assets (from 5.75% in 2003 to 5.69% in 2004). Margin also improved due to an $8.7 million increase in the average balance in non-interest bearing deposits and a $4.7 million increase in capital. The increase in the margin between 2002 and 2003 is due to an improved interest rate spread, which increased from 2.92% in 2002 to 3.13% in 2003, a result the cost of interest-bearing liabilities dropping 0.73% (73 basis points) compared to the yield on interest-earning assets, which fell by just 0.52% (52 basis points). The margin between 2002 and 2003 also improved because of growth in non-interest bearing deposits between the two periods.

      The decline in asset yields in 2004 compared to 2003 is the result of a 31 basis point decline in the yield on loans, which dropped to 5.87% in 2004 from 6.18% in 2003. That decline was partially offset by an improved asset mix as average loan balances increased from $667.2 million in 2003 to $806.9 million in 2004 while the average balance in securities declined from $186.6 million in 2003 to $152.3 million in 2004 and the average balance of interest bearing deposits declined from $22.1 million in 2003 to just $2.4 million in 2004.

      The 52 basis point decline in the yield on interest-earning assets between 2002 and 2003 was due to an 87 basis point decline in the yield on the Company's loan portfolio from 7.05% in 2002 to 6.18% in 2003. The drop in loan yields was slightly offset by an improved mix of loans, securities and interest-earning deposits in 2003 compared to 2002. The overall decline in rates for both assets and liabilities in 2003 compared to 2002 was due to the low rate environment that existed throughout the entire twelve-month period in 2003, the result of cuts by the Federal Reserve to its Federal Funds rate during that year.

      The provision for loan losses for the year ended December 31, 2004 was $1.5 million compared to $1.7 million in 2003 and $1.5 million in 2002.

      For the year ended December 31, 2004, non-interest income was $15.3 million compared to $18.8 million for 2003 and $12.9 million for 2002. Non-interest expense for the year ended December 31, 2004 was $31.9 million compared to $28.4 million for 2003 and $26.2 million for 2002. If you exclude the contingency settlement from 2004 non-interest expense, it totaled $30.0 million.

      Net Interest Income - First Defiance's net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

      Total interest income increased by $4.2 million, or 8.4% to $54.1 million for the year ended December 31, 2004 from $49.9 million for the year ended December 31, 2003. The increase in income was due to an increase in the average balance of loans receivable, to $806.9 million for the twelve months of 2004 compared to $667.2 million for 2003. During the same period, the average balance of lower yielding investment securities declined to $152.3 million in 2004 from $186.6 million in 2003 and funds held on deposit at other financial institutions dropped to an average of just $2.4 million in 2004 from $22.1 million in 2003. While loan yields between 2003 and 2004 dropped to 5.87% from 6.18%, that 31 basis point decline was more than offset by the change in the mix between loans and lower yielding assets.

      The increase in the average balance of loans receivable was due primarily to the growth in the Company's commercial real estate loans, which increased by $73.7 million or 21.6% between December 31, 2003 and December 31, 2004. In addition, balances in one-to-four family residential real estate loans, commercial loans and home equity loans increased by $22.1 million, $21.0 million and $20.8 million respectively from the beginning to the end of 2004.

      Interest income from the investment portfolio decreased to $6.7 million for 2004 from $8.5 million in 2003. The decrease is due to a decline in the average balance from $186.6 million for 2003 to $152.3 million for 2004. As securities were sold or matured, the proceeds were generally utilized to fund loan growth. The yield on the investment portfolio, on a tax equivalent basis to reflect the favorable tax treatment of tax-exempt municipal securities, was 4.92% for both 2004 and 2003. First Defiance also substantially improved its asset mix as interest-bearing deposits, which averaged $22.1 million for 2003 and were $9.8 million at December 31, 2003, declined to minimal amounts in 2004. The average balance of those deposits were just $2.4 million in 2004. Yields on those interest bearing deposits were just 1.27% in 2003 and 1.76% in 2004.

      Total interest income increased by $3.8 million, or 8.2% to $49.9 million for the year ended December 31, 2003 from $46.1 million for the year ended December 31, 2002. This increase was a result of growth in non-owner occupied residential mortgage loans and commercial loans which increased by $143.2 million, or 42.7% in 2003, to $478.8 million for the year ended December 31, 2003 from $335.6 million for 2002. The increase in these portfolios is the result of First Defiance's June 2003 acquisition of branches in Findlay, Ottawa and McComb, Ohio from RFC Banking Company. The growth was also a result of continued strong growth in this type of lending throughout First Defiance's market area. The Company also had an increase in the average balance of home equity and improvement loans between 2003 and 2004 as those balances averaged $59.3 million in 2003, up 36.8% from 2002's average balance of $43.4 million. Income from loans increased to $41.2 million in 2003 compared to $36.9 million in 2002. The growth in balances offset declining yields in 2003. First Defiance's loan yield declined to 6.18% in 2003 from 7.05% in 2002. Income from First Defiance's investment portfolio was essentially flat between 2002 and 2003 as it declined slightly to $8.5 million for 2003 from $8.6 million for 2002. The tax equivalent yield on the portfolio dropped from 5.36% to 4.92% between 2002 and 2003 while the average balance increased from $168.3 million to $186.6 million. First Defiance also had a significant decline in the balance of interest-earning deposits maintained at other banks, which averaged $22.1 million during 2003, a 50% drop from the $44.3 million average balance carried during 2002. Those deposits were used to fund loan growth and national CD run-off. The yield on those interest-bearing deposits, which is closely tied to the Federal Funds rate, declined to 1.27% for 2003 compared to 1.63% in 2002

      Interest expense declined by $474,000 in 2004 from 2003, to $20.4 million from $20.9 million. This decline was the result of a decline in interest rates paid on deposits and the utilization of overnight Federal Home Loan Bank advances to help short-term funding needs. Interest expense on interest bearing deposits was $12.95 million for 2004 compared to $13.4 million for 2003 despite the fact that the average balance of interest-bearing deposits increased to $699.1 million for 2004 from $633.0 million for 2003. The growth in the average balance of deposits occurred in both transaction accounts (savings accounts, money market accounts, and interest-bearing checking accounts which increased in total to $285.3 million at December 31, 2004 from $245.1 million at December 31,
2003) and in certificates of deposits (which increased to $413.8 million at December 31, 2004 from $387.9 million at December 31, 2003). The growth in certificate of deposit balances included $10.5 million of net growth in CDs acquired through brokers or on the national market during 2004. From a cost perspective, the average cost of interest bearing deposits was 1.85% in 2004, down from 2.12% in 2003. Interest-bearing checking accounts cost on average 0.16% in 2004 compared to 0.23% in 2003; money-market accounts had an average rate of 1.00% in 2004 and 0.94% in 2003, respectively; and CDs had an average rate of 2.68% and 3.04% in 2004 and 2003 respectively.

      The average cost of FHLB advances declined to 4.32% in 2004 from 4.73% in 2003 because of an increase in the average balance of over-night or short-term advances during the year. At December 31, 2004, FHLB advances included $26.5 million of overnight advances, compared to just $11.0 million at December 31, 2003. The average balance of short-term advances was $15.6 million for 2004 compared to $2.3 million for 2003. There was no change in the balance or rates paid on long-term advances during 2004.

      In 2003, interest expense decreased by $1.2 million, or 5.4%, to $20.9 million compared to $22.0 million in 2002. Interest expense on interest-bearing deposits was $3.1 million lower in 2003 compared to 2002 despite an $85.5 million increase in the average balance of such deposits. The average cost of interest-bearing deposits dropped to 2.12% in 2003 from 3.01% in 2002. The drop in the interest rates paid on deposits occurred in both core deposit accounts, which include money market accounts and interest-bearing checking accounts, and in certificates of deposit. The average cost of savings and interest-bearing checking accounts dropped from 1.51% in 2002 to 0.67% in 2002 while the average cost of CDs declined from 3.89% to 3.06% between the same time periods. The decline in interest expense on deposits was partially offset by an increase in expense on FHLB advances, which increased to $7.3 million in 2003 from $5.3 million in 2002. Part of the increase is due to the fact that the interest expense on approximately $148.5 million of FHLB advances was allocated to discontinued operations during the first quarter of 2002 as those advances were used to fund operations of the Leader. At the completion of the sale of Leader, $25 million of those advances were prepaid and the remaining advances were maintained to fund operations of First Federal.

      As a result of the foregoing, First Defiance's net interest income was $33.7 million for the year ended December 31, 2004 compared to $29.1 million for the year ended December 31, 2003 and $24.1 million for the year ended December 31, 2002. Net interest margin from continuing operations calculated on a tax-equivalent basis was 3.60% for 2004 compared to 3.42% in 2003 and 3.38% in 2002. In addition to the factors cited above, net interest margin is also favorably impacted by an increase in non-interest bearing deposits, which increased to an average balance of $56.2 million in 2004 from an average of $47.5 million in 2003 and $33.1 million in 2002.

      Provision for Loan Losses - First Defiance's provision for loan losses was $1.5 million for the year ended December 31, 2004 compared to $1.7 million and $1.5 million for the years ended December 31, 2003 and 2002 respectively.

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

      In determining the appropriate level for the allowance for loan losses, First Defiance evaluates all loans in its portfolio. While allowances are generally required for loans classified as substandard or lower, it is possible for a credit relationship to be graded as substandard based on the financial performance of the credit for which no allowance is required because of other factors such as value of collateral or creditworthiness of guarantors. At
December 31, 2004, a total of $8.1 million of loans are classified as substandard for which some level of reserve ranging up to 20% of the outstanding balance is required. A total of $13.0 million in additional credits were classified as substandard at December 31, 2004 for which no reserve is required. First Defiance also has classified $483,000 as doubtful and $21,000 as loss at December 31, 2004. First Defiance also utilizes a general reserve percentage for loans not otherwise classified which ranges from 0.025% for mortgage loans to 1.50% for consumer loans. General reserves for commercial and commercial real estate loans, the largest category in First Defiance's portfolio, are established at 1.20% of the outstanding balance. The reserve percentage utilized for these loans is based on both historical losses in the Company's portfolio, national statistics on loss percentages, regulatory guidance and empirical evidence regarding the strength of the economy in First Defiance's general market area.

      Favorable trends in charge-offs related to the First Defiance portfolio, as well as a strengthening local economy, resulted in a lower level of the allowance for loan losses as a percentage of the total portfolio, as well as a decrease in provision expense in 2004 compared to 2003 despite strong loan growth during 2004. The allowance for loan losses totaled $10.0 million (1.12% of loans) at December 31, 2004 compared to $8.8 million (1.18% of loans) at December 31, 2002 and $7.5 million at December 31, 2001. The allowance for loan losses grew by 12.6% from December 31, 2003 to December 31, 2004. During that same period, loan balances before the allowance increased by 18.8%. Total loan charge-offs were $685,000 in 2004 compared to $725,000 and $720,000 in 2003 and 2002 respectively while recoveries in those same years were $249,000, $354,000 and $217,000 respectively. As a percentage of average loans, net charge-offs were 0.05% for the year ended December 31, 2004 compared to 0.06% and 0.10% for 2003 and 2002 respectively. Management does not believe there has been any deterioration in the overall quality of its loan portfolio during 2004.

      The percentage of the allowance for loan losses to total loans declined in 2004as a result of the continued significant growth in First Defiance's loan portfolio during 2004 and the limited amount of provision expense that was required, given the anticipated losses in that portfolio. The lower level of provision expense results from a number of factors including a strengthening of the local economy in which First Defiance conducts its lending business and continued favorable charge-off experience, especially in the commercial loan and non-residential real estate loan portfolios.

      First Defiance's non-performing assets at December 31, 2004 were just $2.0 million compared to $2.9 million at December 31, 2003 and $2.7 million at December 31, 2002. Non-performing assets include loans that are 90 days past due and all real estate owned and other foreclosed assets. Non-performing assets at December 31, 2004 and 2003 by category were as follows:

                                                                   December 31
                                                                  2004     2003
                                                                 ---------------
                                                                  (In thousands)
Non-performing loans:
  Single-family residential                                      $  419   $  471
  Non-residential and multi-family residential real estate        1,013    1,092
  Commercial                                                        450      949
  Consumer finance                                                   10       33
                                                                 ---------------
Total non-performing loans                                        1,892    2,545
Real estate owned and repossessed assets                             98      404
                                                                 ---------------
Total non-performing assets                                      $1,990   $2,949
                                                                 ===============

      Non-performing loans in the single-family residential, non-residential and multi-family residential real estate and commercial loan categories represent 0.22%, 0.24% and 0.32% of the total loans in those categories respectively at December 31, 2004 compared to 0.28%, 0.32% and 0.79% respectively for the same categories at December 31, 2003. Management believes that the allowance for loan losses is adequate to cover any potential losses from non-performing assets.

      Non-interest Income - Non-interest income decreased by $3.5 million to $15.3 million for the year ended December 31, 2004 from $18.8 million in 2003. Non-interest income was $12.9 million in 2002. The reduction between 2003 and 2004 was due to a gains from the sale of loans declining by $4.65 million, to $2.5 million for the year ended December 31, 2004 from $7.2 million for 2003. Mortgage gains were $4.6 million in 2002. The fluctuation in mortgage loan gains can be attributed to the significant increase in mortgage origination volume from mid-2002 through the third quarter of 2003. Mortgage origination volume dropped to $105.3 million of mortgage loans originated in 2004 from a peak of $291.5 million in 2003 and $241.1 million in 2002.

      First Defiance also realized $1.4 million of securities gains in 2004, $1.6 million in similar gains during 2003 and just $21,000 of such gains in 2002. The increased level of gains realized resulted from management taking advantage of favorable prices on the bond portfolio as long-term interest rates stayed low. Generally as investments were sold out of the investment portfolio, the related proceeds were used to fund loan growth or they were reinvested in shorter-term securities in order to position the Company for an eventual overall rate increase.

      Loan and deposit fees at First Defiance increased to $5.3 million in 2004 from $4.5 million in 2003 and $3.8 million in 2002, an increase of 19.2% and 18.9% respectively year-over-year. Also, insurance and investment sales commissions recognized in 2004 were $4.1 million compared to $3.7 million in 2003 and $3.3 million in 2002, an increase of 9.2% and 12.1% period-to-period respectively. First Defiance also had an increase in income associated with its investment in bank owned life insurance (BOLI), which was $947,000 in 2004, $809,000 in 2003 and $144,000 in 2002. Income from BOLI increased because of additional investments made in the product in mid-2003. The initial BOLI purchase was made in the fourth quarter of 2002.

      Non-interest Expense -- Total non-interest expense for 2004 was $31.9 million compared to $28.4 million for the year ended December 31, 2003 and $26.2 million for the year ended December 31, 2002. The 2004 results include a charge of $1.9 million related to the final settlement of a contingent liability related to First Defiance's 2002 sale of Leader. Non-interest expense, excluding the settlement of that contingency, was $30.0 million for 2004. Compensation and benefits increased by $1.3 million or 8.1% between 2003 and 2004. That increase was due to the recognition of a full year of expense at branches acquired during June 2003, compared with just six months of expense in 2003. Compensation and benefits also increased as a result of the opening of de novo branches in Findlay and Maumee, Ohio in late 2003 and early 2004 respectively, as well as routine compensation adjustments, which were in the 3% range for 2004 over 2003, and health insurance increases, which on a per-person basis increased by 10.2% in 2004 compared with 2003. For 2004, the average number of employees covered under the First Defiance group health plan was 246 compared with 213 employees participating in the plan on average for 2003. Those increases were slightly offset by lower incentive compensation payouts in 2004 compared to 2003 due to the Company's lower level of profitability. Amortization of mortgage servicing rights decreased significantly in 2004 compared with 2003, to $704,000 from $2.0 million. This decrease was due to the lower level of mortgage refinance activity in 2004 compared with 2003. The 2003 results also included $717,000 in recoveries of previously recognized mortgage servicing rights impairment reserves. In 2004, mortgage servicing rights impairment and recovery amounts essentially offset each other over the course of the year.

      First Defiance services a growing portfolio of mortgage loans for others, comprised of loans originated in its banking offices which are subsequently sold in the secondary market. At December 31, 2004, First Defiance serviced a total of 5,710 loans for others with a principal balance of $463.8 million. The total servicing portfolio at December 31, 2003 was 5,387 loans with balances of $433.1 million. The mortgage servicing rights associated with those loans had a net value of $3.6 million as of December 31, 2004 after subtracting a $607,000 reserve for impairment, compared to $3.4 million as of December 31, 2003 after subtracting $606,000 of impairment.

      The increase in non-interest expense from 2002 to 2003 was primarily in compensation and benefits which increased by $2.0 million. Amortization of mortgage servicing rights and data processing costs also increased by $559,000 and $384,000 respectively from 2002 to 2003. Those increases were partially offset by changes in the valuation of mortgage servicing rights, which resulted in a $746,000 recovery of MSR impairment in 2003 compared with impairment expense of $517,000 in 2002.

      Income Taxes - Income taxes amounted to $4.8 million in 2004 compared to $5.7 million in 2003 and $3.0 million of income taxes from continuing operations in 2002. The effective tax rates for those years were 30.8%, 32.0% and 31.7% respectively. The tax rate is lower than the statutory 35% tax rate for the Company because of investments in tax-exempt securities and in BOLI. The earnings on such investments are not subject to federal income tax.

      Discontinued Operations - First Defiance's 2002 results included income from discontinued operations of $8.9 million, or $1.34 per diluted share. The amount included $7.7 million related to the after-tax gain on the sale of the Leader, $2.0 million of income earned by Leader during the three months the subsidiary was operated by First Defiance, and $844,000 of other expenses associated with discontinued operations. Interest expense recorded at First
Federal which was associated solely with financing activities of the Leader, primarily interest on brokered CDs and a portion of the Company's FHLB advances, was reported as part of discontinued operations.

      Change in Accounting for Goodwill - Effective January 1, 2002, First Defiance adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As required under the standard, management evaluated goodwill recorded at its First Insurance & Investments subsidiary for the purpose of measuring impairment and determined that such goodwill was impaired by $238,000 ($194,000 or $0.03 per share after tax) as of January 1, 2002. As required, that amount was reflected in the income statement as the cumulative effect of a change in accounting principle. As a result of Statement No. 142, First Defiance is no longer required to recognize goodwill amortization as an expense. Management is required to evaluate goodwill on an annual basis to determine if the recorded value is impaired. During 2002, First Defiance paid additional consideration of $200,000 to settle a contingent payout clause under an agreement entered into in 1998 when First Insurance was acquired. Because the settlement was reached after January 1, 2002, the goodwill created by the settlement was deemed to be impaired in 2002 and was recorded as part of non-interest expense in 2002. Goodwill was evaluated at the end of 2004, 2003 and 2002 and no additional impairment charges were required for any of those periods. See Footnote 21 to the Consolidated Financial Statements.

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

      Cash generated from operating activities was $16.6 million and $21.5 million in 2004 and 2003 respectively and cash used in operating activities was $75.3 million in 2002. Excluding the gain from the sale of discontinued operations and net changes in assets and liabilities of discontinued operations, First Defiance used $17.9 million of cash in operations in 2002. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights, ESOP expense related to the release of ESOP shares in accordance with AICPA SOP 93-6 and increases and decreases in other assets and liabilities.

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

      In considering the more typical investing activities, during 2004, $42.8 million and $20.7 million was generated from the maturity or sale of available-for-sale investment securities, respectively, while $144.7 million was used fund loan growth while $34.3 million was used to purchase available-for-sale investment securities. During 2003, $64.9 million and $22.2 million was realized from the maturity of investment securities and sale of investment securities respectively while $97.4 million was used to fund loan growth and $48.9 million was used to purchase available for sale securities. During 2002, a total of $194.8 million was used to purchase available for sale securities, $39.5 million in proceeds were received from the maturing of available for sale securities and $64.0 million was used to fund loan growth.

      Principal financing activities include the gathering of deposits, the utilization of FHLB advances, the sale of securities under agreements to repurchase such securities and borrowings from other banks. In addition, First Defiance also purchased common stock for its treasury. For the year ended December 31, 2004, deposits increased by $69.1 million, including $58.6 million of growth in retail deposits generated by the First Federal Bank branch network, and $10.5 million in net growth in deposits acquired from CD brokers or other out of market sources. For the year ended December 31, 2003, deposits declined by $37.3 million, primarily do to the Company not replacing $32.0 million of maturing brokered certificates of deposit which were no longer needed. First Defiance also had a $15.3 million decline in deposits in 2002 due to the maturing of $64.3 million of brokered CDs. Also in 2004, First Defiance borrowed $15.5 million in short-term advances from the FHLB and $3.0 million on from other financial institutions under short-term lines of credit. In 2003, First Defiance borrowed $9 million from the FHLB under long-term advance agreements and an additional $8 million was borrowed on short-term advances. In 2002, the Company repaid $62.2 million of existing advances from the FHLB, borrowed $15 million of new advances from the FHLB and repaid $18.2 million of borrowings from other banks. Also, the Company repurchased $4.7 million, $4.4 million and $10.3 million of common stock for treasury in 2004, 2003 and 2002 respectively. For additional information about cash flows from First Defiance's operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

      At December 31, 2003, First Defiance had the following commitments to fund deposit, advance and borrowing obligations:

                                                         Maturity Dates by Period at December 31, 2004
                                               ------------------------------------------------------------------
                                                             Less than                                  After 5
Contractual Obligations                          Total         1 year      1-3 years     4-5 years       years
-----------------------------------------------------------------------------------------------------------------
                                                                         (In Thousands)
Savings, checking and demand accounts          $  373,379    $  373,379    $       --    $       --    $       --
Certificates of deposit                           424,323       198,709       218,477         5,764         1,373
FHLB overnight advances                            26,500        26,500            --            --            --
FHLB fixed advances including interest (1)        199,948         8,677        15,618        23,613       152,040
Securities sold under repurchase agreements        11,804        11,804            --            --            --
Lease obligations                                   3,524           264           486           488         2,286
                                               ------------------------------------------------------------------
Total contractual cash obligations             $1,039,478    $  619,333    $  234,581    $   29,865    $  155,699
                                               ==================================================================

(1)   Includes principal payments of $151,713 and interest payments of $48,235

      At December 31, 2004, First Defiance had the following commitments to fund loan or line of credit obligations:

                                                     Amount of Commitment Expiration by Period
                                     Total     ----------------------------------------------------
                                    Amounts    Less than 1                                  After 5
Commitments                        Committed       year        1-3 years     4-5 years       years
---------------------------------------------------------------------------------------------------
                                                            (In Thousands)
Mortgage loans in process          $  6,341      $  6,341      $     --      $     --      $     --
Commercial loans in process          35,431        11,194         3,705         7,168        13,364
Single-family mortgage loan
 originations                         1,382         1,382            --            --            --
Nonmortgage loan originations         5,255         5,255            --            --            --
Consumer lines of credit             76,120        13,461         2,850         7,347        52,462
Commercial lines of credit           71,796        70,137         1,653             6            --
                                   ----------------------------------------------------------------

Total commitments                  $196,325      $107,770      $  8,208      $ 14,521      $ 65,826
                                   ================================================================

      In addition to the above commitments, at December31, 2004 First Defiance had commitments to sell $6.9 million of loans held for sale to Freddie Mac.

      To meet its obligations, management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, bank lines and brokered certificates of deposit. At December 31, 2004 First Defiance had $54.1 million capacity under its agreements with the FHLB and other banks.

      Stockholders equity increased by $2.6 million, or 2.1% at December 31, 2004 compared to December 31, 2003. Net income for 2004 was $10.8 million, of which $5.0 million was returned to shareholders in the form of declared dividends ($.82 per share). The decrease in unrealized gains in the investment portfolio decreased equity by $1.9 million. The release of ESOP shares increased equity by $1.3 million. Stock option exercises increased equity by approximately $2.1 million. The purchase of 183,581 shares of First Defiance common stock from treasury at an average price of $25.55 reduced equity by $4.7 million. The book value of

First Defiance's common stock was $20.11 per share at December 31, 2004 compared to $19.64 per share at December 31, 2003. The tangible book value (excluding goodwill and core deposit intangibles) per share was $17.10 and $16.39 per share at December 31, 2004 and 2003.

      First Defiance is subject to various capital requirements of the Office of Thrift Supervision. At December 31, 2004, First Federal had capital ratios that exceeded the standard to be considered "well capitalized". For additional information about First Federal's capital requirements, see Note 15 to the Consolidated Financial Statements.

Pro Forma Income Statement

      Management does not believe that the reported income from continuing operations for the year ended December 31, 2002 accurately represented the true financial picture of First Defiance because continuing operations for the first three months of 2002 did not reflect the reinvestment of any of the net proceeds realized from the sale of The Leader.

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

                                                 Continuing                   Pro Forma
                                                 Operations       Pro Forma   Continuing
                                                 As Reported     Adjustments  Operations
                                                 ---------------------------------------
Interest income                                    $46,141         3,043 (1)   $49,184
Interest expense                                    22,044         2,516 (2)    24,560
                                                   -------                     -------
Net interest income                                 24,097                      24,624
Provision for loan losses                            1,451                       1,451
                                                   -------                     -------
Net interest income after provision                 22,646                      23,173
Non-interest income                                 12,921                      12,921
Non-interest expense                                26,161                      26,161
                                                   -------                     -------
Income before income taxes                           9,406                       9,933
Income taxes                                         2,986           185 (3)     3,171
                                                   -------                     -------

Net income from continuing operations              $ 6,420                     $ 6,762
                                                   =======                     =======
Net income per diluted share from continuing
 operations                                        $  0.97                     $  1.02
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

      In addition to the identification of specific customer's who may be potential credit problems, management considers its historical losses, the results of independent loan reviews, an assessment of the adherence to underwriting standards, the loss experience being reported by other financial institutions operating in the Company's market area, and other factors in providing for loan losses that have not been specifically classified. While management believes its allowance for loan losses is conservatively determined based on the above factors, it does not believe the allowances to be excessive or unnecessary. Refer to the section entitled Allowance for Loan Losses and Note 2, Statement of Accounting Policies for a further description of the Company's estimation process and methodology related to the allowance for loan losses.

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

      Key assumptions made by management relative to the valuation of mortgage servicing rights include the stratification policy used in valuing servicing, assumptions relative to future prepayments of mortgages, the potential value of any escrow deposits maintained or ancillary income received as a result of the servicing activity and discount rates used to value the present value of a future cash flow stream. In assessing the value of the mortgage servicing rights portfolio, management utilizes a third party that specializes in valuing servicing portfolios. That third party reviews key assumptions with management prior to completing the valuation. Prepayment speeds are determined based on projected median prepayment speeds for 15 and 30 year mortgage backed securities. Those speeds are then adjusted up or down based on the size of the loan. The discount rate used in this analysis is the pretax yield generally required by purchasers of bulk servicing rights as of the valuation date. The value of mortgage servicing rights is especially vulnerable in a falling interest rate environment. Refer also to the section entitled Mortgage Servicing Rights and Note 2, Statement of Accounting Policies, and Note 9, Mortgage Banking, for a further description of First Defiance's valuation process, methodology and assumptions along with sensitivity analyses.

      SFAS 91 - Deferral of Fees: First Defiance believes that SFAS No. 91 - Deferral of Fees is a critical accounting policy that utilizes estimates in its preparation of its consolidated financial statements. First Defiance accounts for loan origination and commitment fees and certain direct loan origination costs by deferring the net fees, or net costs, and amortizing them as an adjustment of the related loan's yield. While the amount of fees to be deferred is generally apparent in the origination of a loan, the amount of costs, especially indirect or allocated costs to defer is a judgment that management makes based various time studies and cost accounting assumptions. The time studies are updated annually to assure that loan origination procedures have not changed materially. In addition, standard costs utilized in this analysis are also updated annually. Refer to Note 2, Statement of Accounting Policies, for a description of First Defiance's methodology.

Pending Acquisitions

      On January 21, 2005, First Defiance completed the acquisition of ComBanc, Inc. and its wholly-owned subsidiary, The Commercial Bank, a $200 million commercial bank. Under the terms of the agreement, shareholders of ComBanc will receive cash, shares of First Defiance, or a combination thereof, based on an election process to completed after the closing of the transaction. Cash consideration was $17.20 per ComBanc share and stock consideration was fixed at
0.65266 shares of First Defiance for each share of ComBanc. The agreement further provides that in the aggregate, 50% of ComBanc shares will be exchanged for First Defiance common stock with the remainder of ComBanc shares exchanged for cash. The transaction is valued at $39.2 million based on the closing price of First Defiance stock on January 21, 2005.

Following the merger, the Commercial Bank was merged into First Federal Bank

      Not considering the merger related charges discussed below, the merger is expected to be accretive to diluted earnings per share for 2005, due primarily to cost savings, by $.03 to $.05 per share in 2005. Cost savings are expected to equal approximately 22% of ComBanc, Inc.'s annualized expense, or approximately $1.4 million. After-tax merger related charges of approximately $1.1 million, or approximately $0.16 per share are expected to be recognized in the 2005 first quarter.

      On October 13, 2004, First Defiance announced an agreement to acquire the Genoa Savings and Loan Company, a $94 million asset savings and loan, for $30.22 per Genoa Savings and Loan share in cash. The transaction is valued at $11.0 million. Following the merger, the Genoa Savings and Loan will be merged into First Federal Bank.

      Not considering the merger-related charges discussed below, the merger is expected to be accretive to diluted earnings per share for the year 2005 due to expected cost savings, by $0.01 to $0.03 per share. Cost savings are expected to equal approximately 35% of Genoa Savings annualized expense, or approximately $1.7 million. After-tax merger related charges of approximately $1.5 million, or approximately $0.22 per share are expected to be recognized in the 2005 second quarter.

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

      First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 12 month period, First Defiance's net interest income would increase by just 0.74% over the base case scenario. Were interest rates to fall by 100 basis points during the same 12-month period, the simulation indicates that net interest income would decrease by only 2.06%. It should be noted that other areas of First Defiance's income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

      First Defiance has increased its lending activities in the non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance's non-residential and multi-family real estate loan portfolio was $415.2 million, which is split between $76.9 million of fixed-rate loans and $338.3 million of adjustable-rate loans at December 31, 2004. The commercial loan portfolio increased to $141.6 million, which is split between $58.5 million of fixed-rate loans and $83.1 million of adjustable-rate loans at December 31, 2004. Certain of the loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than 7 years. First Defiance also has significant balances of consumer loans ($45.5 million at December 31, 2004) which tend to have a shorter duration than residential mortgage loans, and home equity and improvement loans ($90.8 million at December 31, 2004) which fluctuate with changes in the prime lending rate. Also, to limit its interest rate risk, First Federal sold approximately 71% of its fixed-rate mortgage originations into the secondary market in 2004.

      In addition to the simulation analysis, First Federal also prepares an "economic value of equity" ("EVE") analysis. This analysis calculates the net present value of First Federal's assets and liabilities in rate shock environments that range from -100 basis points to +200 basis points. The results of this analysis are reflected in the following table.

                                December 31, 2004
--------------------------------------------------------------------------------
                                                            Economic Value of
                                                             Equity as % of
                        Economic Value of Equity         Present Value of Assets
                   -------------------------------------------------------------
  Change in Rates  $ Amount     $ Change      % Change      Ratio      Change
                   (Dollars in Thousands)
--------------------------------------------------------------------------------
      + 200 bp      123,278         723         0.59%       11.45%       47 bp
      + 100 bp      123,092         537         0.44%       11.23%       25 bp
          0 bp      122,555          --           --        10.98%          --
      -100 bp       121,103      (1,452)       (1.18%)      10.66%     (32) bp
      -200 bp       118,726      (3,829)       (3.12%)      10.27%     (71) bp

      Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2004, First Federal would experience a 0.59% increase in its economic value of equity. If rates would fall by 200 basis points its economic value of equity would decline by 3.12%. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is generally negligible because both its assets and liabilities have relatively short durations and the durations are fairly closely matched. The average duration of its assets at December 31, 2004 was 1.81 years while the average duration of its liabilities was 2.12 years.

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

Item 8. Financial Statements and Supplementary Data

                      INDEX TO REPORTS ON INTERNAL CONTROL

Management's Report on Internal Control Over Financial Reporting..............53
Report of Independent Registered Accounting Firm
  On Effectiveness of Internal Control Over Financial Reporting...............53

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition................................55
Consolidated Statements of Income.............................................57
Consolidated Statements of Stockholders' Equity...............................58
Consolidated Statements of Cash Flows.........................................59
Notes to Consolidated Financial Statements....................................61
Report of Independent Registered Public Accounting Firm......................109

        Management's Report on Internal Control Over Financial Reporting

      The management of First Defiance Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. First Defiance's internal control over financial reporting is a process designed under the supervision of First Defiance's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of First Defiance's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

      First Defiance's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework." Based on the assessment, management determined that, as of December 31, 2004, First Defiance's internal control over financial reporting is effective based on those criteria.
Management's assessment of the effectiveness of First Defiance's internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on this page.


/s/ William J. Small                            /s/ John C. Wahl

William J. Small                                John C. Wahl
Chairman, President and                         Executive Vice President and
   Chief Executive Officer                        Chief Financial Officer

             Report of Independent Registered Public Accounting Firm
          On Effectiveness of Internal Control Over Financial Reporting

The Board of Directors
First Defiance Financial Corp.

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that First Defiance Financial Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Defiance Financial Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that First Defiance Financial Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Defiance Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of First Defiance Financial Corp. and our report dated March 8, 2005 expressed an unqualified opinion thereon.


                                                       /s/ Ernst & Young LLP

Cleveland, Ohio
March 8, 2005

                         First Defiance Financial Corp.

                 Consolidated Statements of Financial Condition

                                                                  December 31
                                                              2004            2003
                                                           --------------------------
                                                                 (In Thousands)
Assets
Cash and cash equivalents:
   Cash and amounts due from depository institutions       $   19,891      $   28,020
   Interest-bearing deposits                                      630           9,763
                                                           --------------------------
                                                               20,521          37,783
Securities:
   Available-for-sale, carried at fair value                  137,003         168,259
   Held-to-maturity, carried at amortized cost
      (fair value $2,376 and $2,938 at December 31,
      2004 and 2003, respectively)                              2,255           2,776
                                                           --------------------------
                                                              139,258         171,035

Loans receivable, net of allowance of $9,956 and
   $8,844 at December 31, 2004 and 2003, respectively         878,912         735,255
Loans held for sale                                             2,295           5,872
Mortgage servicing rights                                       3,598           3,431
Accrued interest receivable                                     4,653           4,742
Federal Home Loan Bank stock and other
   interest-earning assets                                     13,376          17,766
Bank Owned Life Insurance                                      18,581          17,952
Premises and equipment                                         24,248          23,846
Real estate and other assets held for sale                         98             404
Goodwill                                                       18,933          20,544
Other assets                                                    2,194           1,969
                                                           --------------------------
Total assets                                               $1,126,667      $1,040,599
                                                           ==========================

                                                                              December 31
                                                                         2004             2003
                                                                     -----------------------------
                                                                             (In Thousands)
Liabilities and stockholders' equity
Liabilities:
   Deposits                                                          $   797,701       $   728,996
   Advances from the Federal Home Loan Bank                              178,213           164,522
   Short term borrowings and other interest-bearing liabilities           14,804            12,267
   Advance payments by borrowers                                             278               231
   Deferred taxes                                                            934             1,859
   Other liabilities                                                       7,863             8,455
                                                                     -----------------------------
Total liabilities                                                        999,793           916,330

Stockholders' equity:
   Preferred stock, no par value per share:
      5,000 shares authorized; no shares issued
   Common stock, $.01 par value per share:
      20,000 shares authorized; 6,280 and 6,328
      shares outstanding, respectively                                        63                63
   Additional paid-in capital                                             52,131            51,144
   Stock acquired by ESOP                                                 (1,479)           (1,904)
   Deferred compensation                                                      (4)              (11)
   Accumulated other comprehensive income,
      net of tax of $1,148 and $2,163, respectively                        2,131             4,017
   Retained earnings                                                      74,032            70,960
                                                                     -----------------------------
Total stockholders' equity                                               126,874           124,269
                                                                     -----------------------------
Total liabilities and stockholders' equity                           $ 1,126,667       $ 1,040,599
                                                                     =============================

See accompanying notes.

                         First Defiance Financial Corp.

                        Consolidated Statements of Income

                                                                                  Years Ended December 31
                                                                             2004          2003           2002
                                                                          ---------------------------------------
                                                                          (In Thousands, Except Per Share Amount)
Interest income
Loans                                                                     $   47,345    $   41,165     $   36,871
Investment securities                                                          6,731         8,491          8,550
Interest-bearing deposits                                                         43           280            720
                                                                          ---------------------------------------
Total interest income                                                         54,119        49,936         46,141

Interest expense
Deposits                                                                      12,950        13,435         16,508
Federal Home Loan Bank advances and other                                      7,317         7,343          5,276
Notes payable                                                                    114            77            260
                                                                          ---------------------------------------
Total interest expense                                                        20,381        20,855         22,044
                                                                          ---------------------------------------
Net interest income                                                           33,738        29,081         24,097

Provision for loan losses                                                      1,548         1,719          1,451
                                                                          ---------------------------------------
Net interest income after provision for loan losses                           32,190        27,362         22,646

Noninterest income
Service fees and other charges                                                 5,341         4,480          3,767
Insurance commissions                                                          4,052         3,712          3,266
Dividends on FHLB stock                                                          612           695            904
Gain on sale of loans                                                          2,523         7,173          4,565
Gain on sale of securities                                                     1,426         1,575             21
Trust income                                                                     225           161            117
Income from Bank Owned Life Insurance                                            947           809            144
Other noninterest income                                                         187           183            137
                                                                          ---------------------------------------
Total noninterest income                                                      15,313        18,788         12,921

Noninterest expense
Compensation and benefits                                                     17,422        16,120         14,104
Occupancy                                                                      3,294         3,040          2,802
SAIF Deposit insurance premiums                                                   40           183            123
State Franchise tax                                                              868         1,118          1,351
Data processing                                                                2,363         1,841          1,457
Amortization of mortgage servicing rights                                        704         1,998          1,439
Impairment (recovery) of mortgage servicing rights                                 1          (746)           517
Amortization and impairment of goodwill and other intangibles                    110            70            200
Settlement of contingent liability                                             1,927            --             --
Other noninterest expense                                                      5,176         4,754          4,168
                                                                          ---------------------------------------
Total noninterest expense                                                     31,905        28,378         26,161
                                                                          ---------------------------------------

Income before income taxes                                                    15,598        17,772          9,406
Federal income taxes                                                           4,802         5,690          2,986
                                                                          ---------------------------------------
Income from continuing operations                                             10,796        12,082          6,420
Discontinued operations, net of tax                                               --            --          8,853
                                                                          ---------------------------------------
Income before cumulative effect of a change in accounting principle           10,796        12,082         15,273
Cumulative effect of change in method of accounting for goodwill                  --            --           (194)
                                                                          ---------------------------------------
Net income                                                                $   10,796    $   12,082     $   15,079
                                                                          =======================================

Earnings per share:
  Basic:
    From continuing operations                                            $     1.77    $     2.00     $     1.01
    Discontinued operations, net of tax                                   $       --    $       --     $     1.39
    Cumulative effect of change in method of accounting for goodwill      $       --    $       --     $    (0.03)
    Net income                                                            $     1.77    $     2.00     $     2.37
  Diluted:
    From continuing operations                                            $     1.69    $     1.91     $     0.97
    Discontinued operations, net of tax                                   $       --    $       --     $     1.34
    Cumulative effect of change in method of accounting for goodwill      $       --    $       --     $    (0.03)
    Net income                                                            $     1.69    $     1.91     $     2.28
Dividends declared per share                                              $     0.82    $     0.65     $     0.54

See accompanying notes.

                         First Defiance Financial Corp.

                 Consolidated Statements of Stockholders' Equity

                                 (In Thousands)

                                                                                                       Stock Acquired By
                                                                                                    -------------------------
                                                            Common Stock            Additional                     Management
                                                     ------------------------        Paid-In                      Recognition
                                                       Shares         Amount         Capital          ESOP            Plan
                                                     -------------------------------------------------------------------------
Balance at January 1, 2002                              6,854       $      69       $  53,725       $ (2,813)      $     (82)
  Comprehensive income:
    Net income                                             --              --              --             --              --
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of $3,075                        --              --              --             --              --

  Total comprehensive income
  ESOP shares released                                     --              --             357            426              --
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $36                    --              --              36             --              52
  Shares issued under stock option plan,
    net of income tax benefit of $290                     108               1           1,170             --              --
  Acquisition of common stock for treasury               (550)             (6)         (4,586)            --              --
  Dividends declared                                       --              --              --             --              --
                                                     -------------------------------------------------------------------------
Balance at December 31, 2002                            6,412              64          50,702         (2,387)            (30)
  Comprehensive income:
    Net income                                             --              --              --             --              --
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of $(1,314) (a)                  --              --              --             --              --

  Total comprehensive income
  ESOP shares released                                                                    596            483              --
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $31                    --              --              31             --              19
  Shares issued under stock option plan,
    net of income tax benefit of $236                     137               1           1,730             --              --
  Acquisition of common stock for treasury               (221)             (2)         (1,915)            --              --
  Dividends declared                                       --              --              --             --              --
                                                     -------------------------------------------------------------------------
Balance at December 31, 2003                            6,328              63          51,144         (1,904)            (11)
  Comprehensive income:
    Net income
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of ($1,015) (a)

  Total comprehensive income
  ESOP shares released                                                                    845            425
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $12                                                    12                              7
  Shares issued under stock option plan,
    net of income tax benefit of $552                     135               1           2,107
  Acquisition of common stock for treasury               (183)             (1)         (1,977)
  Dividends declared
                                                     -------------------------------------------------------------------------
Balance at December 31, 2004                            6,280       $      63       $  52,131       $ (1,479)      $      (4)
                                                     =========================================================================


                                                       Accumulated
                                                          Other                         Total
                                                      Comprehensive      Retained    Stockholders'
                                                          Income         Earnings       Equity
                                                     ---------------------------------------------
Balance at January 1, 2002                              $     763       $  59,359       $ 111,021
  Comprehensive income:
    Net income                                                 --          15,079          15,079
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of $3,075                         5,692              --           5,692
                                                                                        ---------
  Total comprehensive income                                                               20,771
  ESOP shares released                                         --              --             783
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $36                        --              --              88
  Shares issued under stock option plan,
    net of income tax benefit of $290                          --              --           1,171
  Acquisition of common stock for treasury                     --          (5,683)        (10,275)
  Dividends declared                                           --          (3,449)         (3,449)
                                                     --------------------------------------------
Balance at December 31, 2002                                6,455          65,306         120,110
  Comprehensive income:
    Net income                                                 --          12,082          12,082
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of $(1,314) (a)                  (2,438)             --          (2,438)
                                                                                        ---------
  Total comprehensive income                                                                9,644
  ESOP shares released                                         --              --           1,079
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $31                        --              --              50
  Shares issued under stock option plan,
    net of income tax benefit of $236                          --              --           1,731
  Acquisition of common stock for treasury                     --          (2,489)         (4,406)
  Dividends declared                                           --          (3,939)         (3,939)
                                                     --------------------------------------------
Balance at December 31, 2003                                4,017          70,960         124,269
  Comprehensive income:
    Net income                                                             10,796          10,796
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of ($1,015) (a)                  (1,886)                         (1,886)
                                                                                        ---------
  Total comprehensive income                                                                8,910
  ESOP shares released                                                                      1,270
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $12                                                        19
  Shares issued under stock option plan,
    net of income tax benefit of $552                                                       2,108
  Acquisition of common stock for treasury                                 (2,713)         (4,691)
  Dividends declared                                                       (5,011)         (5,011)
                                                     --------------------------------------------
Balance at December 31, 2004                            $   2,131       $  74,032       $ 126,874
                                                     ============================================

(a) Net of reclassification adjustments. Reclassification adjustments represent net unrealized gains (losses) as of December 31 of the prior year on securities available-for-sale that were sold during the current year. The reclassification adjustment was $1.82 million ($1.18 after tax) in 2004 and $1.39 million ($905,000 after tax) in 2003

See accompanying notes.

                         First Defiance Financial Corp.

                      Consolidated Statements of Cash Flows

                                                                               Years Ended December 31
                                                                         2004            2003            2002
                                                                      -----------------------------------------
                                                                                   (In Thousands)
Operating activities
Net income                                                            $  10,796       $  12,082       $  15,079
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                            1,548           1,719           1,451
     Provision for depreciation                                           1,798           1,645           1,605
     Net securities amortization                                            564             988             695
     Amortization of mortgage servicing rights                              704           1,998           1,439
     Net impairment (recovery) of mortgage servicing rights                   1            (746)            517
     Amortization of core deposit intangible                                110              70              --
     Net impairment of goodwill                                              --              --             438
     Gain on sale of loans                                               (2,523)         (7,173)         (4,565)
     Gain on sale of discontinued operations                                 --              --         (16,912)
     Amortization of Management Recognition Plan
       deferred compensation                                                 19              50              88
     Release of ESOP shares                                               1,270           1,079             783
     Gains on sales of securities                                        (1,426)         (1,575)            (21)
     Deferred federal income tax (credit)                                    90             874            (437)
     Proceeds from sale of loans                                        107,491         310,310         197,249
     Origination of mortgage servicing rights                              (871)         (2,593)         (2,225)
     Origination of loans held for sale                                (101,391)       (293,673)       (207,348)
     Decrease in interest receivable and other assets                      (765)         (2,727)        (17,998)
     Decrease in assets held for sale                                        --              --              12
     Increase in assets of discontinued operations                           --              --         (40,479)
     Decrease in accrued interest and other liabilities                    (787)           (782)         (4,638)
                                                                      -----------------------------------------
Net cash provided by operating activities                                16,628          21,546         (75,267)

Investing activities
Proceeds from maturities of held-to-maturity securities                     403           1,125           1,623
Proceeds from maturities of available-for-sale securities                42,850          64,852          39,523
Proceeds from sale of available-for-sale securities                      20,747          22,233           2,459
Proceeds from sale of real estate and other assets held for sale            996             338             597
Proceeds from sale of office properties and equipment                         2              --              --
Proceeds from sale of discontinued operations                                --           1,228         371,772
Purchases of available-for-sale securities                              (34,262)        (48,885)       (194,766)
Purchases of Federal Home Loan Bank stock                                  (610)           (692)           (767)
Proceeds from sale of Federal Home Loan Bank stock                        5,000              --              --
Purchases of office properties and equipment                             (2,202)         (3,506)         (1,500)
Acquisition of banking center offices                                        --          70,132              --
Net increase in loans receivable                                       (144,660)        (97,376)        (64,018)
                                                                      -----------------------------------------
Net cash provided by investing activities                              (111,736)          9,449         154,923

                         First Defiance Financial Corp.

                                                                                    Years Ended December 31
                                                                             2004             2003            2002
                                                                        --------------------------------------------
Financing activities
Net increase (decrease) in deposits                                         69,090          (37,343)         (15,349)
Repayment of Federal Home Loan Bank long-term advances                      (1,809)          (1,574)         (25,206)
Repayment of term notes payable                                                 --              (10)             (39)
Net increase (decrease) in Federal Home Loan Bank
   short-term advances                                                      15,500            8,000          (37,000)
Net increase (decrease) in short-term line of credit                         3,000               --          (18,250)
Proceeds from Federal Home Loan Bank long-term advances                         --            9,000           15,000
(Decrease) increase in securities sold under repurchase agreements            (463)           6,671            4,299
Purchase of common stock for treasury                                       (4,691)          (4,406)         (10,275)
Cash dividends paid                                                         (4,889)          (3,939)          (3,449)
Proceeds from exercise of stock options                                      2,108            1,731            1,171
                                                                        --------------------------------------------
Net cash provided by (used in) financing activities                         77,846          (21,870)         (89,098)
                                                                        --------------------------------------------

(Decrease) increase in cash and cash equivalents                           (17,262)           9,125           (9,442)
Cash and cash equivalents at beginning of period                            37,783           28,658           38,100
                                                                        --------------------------------------------
Cash and cash equivalents at end of period                              $   20,521       $   37,783       $   28,658
                                                                        ============================================

Supplemental cash flow information
Interest paid                                                           $   20,432       $   21,047       $   21,337
                                                                        ============================================
Income taxes paid                                                       $    4,149       $    5,063       $   14,260
                                                                        ============================================
Transfers from loans to real estate
   and other assets held for sale                                       $      690       $      536       $      667
                                                                        ============================================

Noncash operating activities
Change in deferred taxes on net unrealized gains or
   losses on available-for-sale securities                              $   (1,015)      $   (1,314)      $    3,075
                                                                        ============================================

Noncash investing activities
(Increase) decrease in net unrealized gain or (loss) on
   available-for-sale securities                                        $   (2,901)      $   (3,752)      $    8,784
                                                                        ============================================

Noncash financing activities
Cash dividends declared but not paid                                    $    1,342       $    1,220       $      920
                                                                        ============================================

See accompanying notes.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

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

2. Statement of Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas where First Defiance uses estimates are the determination of the allowance for loan losses, the valuation of mortgage servicing rights and goodwill, and the determination of post-retirement benefits..

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Basic earnings per share exclude any dilutive effects of options and unvested stock grants. Unreleased shares held by the Company's Employee Stock Ownership Plan are not included in average shares for purposes of calculating earnings per share. As shares are released for allocation, they are included in the average shares outstanding. Also see note 17.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB). Cash and amounts due from depository institutions includes required balances at the FHLB and Federal Reserve of approximately $346,000 and $100,000, respectively, at December 31, 2004.

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

Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity until realized. Realized gains and losses, and unrealized losses judged to be other-than-temporary, are included in gains (losses) on sale of securities. The cost of mutual funds sold is based on the average cost method. The cost of all other securities sold is based on the specific identification method.

Currently, First Defiance invests in derivative securities as part of the overall asset and liability management process. Such derivative securities are disclosed in Note 6 and include agency step-up, REMIC and CMO investments. Such investments are not classified by management as high risk at December 31, 2004 and do not present risk significantly different than other mortgage-backed or agency securities.

Investments Required by Regulations

As a member of the FHLB System, First Federal is required to own stock of the FHLB of Cincinnati in an amount principally equal to 0.15% of total assets plus an amount of at least 2% but no more than 4% of its non-grandfathered mission asset activity (as defined in the FHLB's regulations). First Federal is permitted to own stock in excess of the minimum requirement.

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

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance when in management's estimation it is unlikely that the loan will be collected, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors in order to maintain the allowance for loan losses at the level deemed adequate by management.

The determination of whether a loan is considered past due or delinquent is based on the contractual payment terms.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Marketing Costs

Marketing costs totaled  $592,000,  $524,000,  and $504,000,  in 2004, 2003, and
2002, respectively, and are expensed as incurred.

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

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Goodwill and Other Intangibles

Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized on an accelerated basis over the estimated lives of the existing deposit relationships acquired, but not exceeding 10 years. Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance is First Federal Bank and First Insurance. At December 31, 2004 and December 31, 2003, goodwill totaled $14.5 million and $16.1 million respectively and core deposit intangibles were $593,000 and $703,000 at First Federal. At December 31, 2004 and 2003 goodwill totaled $3.8 million and $3.7 million respectively at First Insurance. Core deposit intangibles are amortized over the life of the related deposits, not to exceed ten years. Amortization expense in 2004 was $110,000. Goodwill is not subject to amortization but its value is assessed annually to determine if there is any impairment of value.

Effective January 1, 2002, First Defiance adopted SFAS No 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized, but is subject to an annual impairment test. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The Company completes annual testing for impairment of goodwill. If an impairment loss is determined in the future, the loss will be reflected as an expense in the statement of operations in the period in which the impairment was determined. The impact on the statement of income from the adoption of SFAS No. 142 in included in Note 21.

Stock Compensation Plans

At December 31, 2004, the Company had three stock-based compensations plans, which are more fully described in Note 18. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

                                                                        December 31
                                                          2004              2003             2002
                                                       -----------------------------------------------
Risk free interest rate                                     5.55%             5.65%            5.74%
Dividend yield                                              2.99%             2.97%            2.93%
Volatility factors of expected
   market price of stock                                   0.262%            0.266%           0.269%
Weighted average expected life                         8.88 years        8.71 years       8.62 years
Weighted average grant date fair
   value of options granted                              $  3.75           $  3.53          $  3.44

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Based upon the above assumptions, pro forma net income and earnings per share are as follows:

                                                             Years Ended December 31
                                                      2004             2003             2002
                                                  --------------------------------------------
      Net income from continuing operations,
         as reported                              $   10,796       $   12,082       $    6,420
      Stock-based compensation using the
         fair value method, net of tax                  (222)            (186)            (197)
                                                  --------------------------------------------
      Pro forma net income from
         continuing operations                    $   10,574       $   11,896       $    6,223
                                                  ============================================
      Earnings per share as reported:
         Basic                                    $     1.77       $     2.00       $     1.01
                                                  ============================================
         Diluted                                  $     1.69       $     1.91       $     0.97
                                                  ============================================
      Pro forma earnings per share:
         Basic                                    $     1.74       $     1.97       $     0.97
                                                  ============================================
         Diluted                                  $     1.66       $     1.88       $     0.94
                                                  ============================================

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

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Recent Accounting Pronouncements

Accounting for Stock Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption or the effect of adopting SFAS No. 123R. Accordingly, it has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 set forth above.. See Note 18 for additional information regarding stock options outstanding at year-end..

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Meaning of Other Than Temporary Impairment

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, results of operations, or liquidity.

Accounting For Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probably all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on financial condition, results of operations, or liquidity.

Medicare Prescription Law

In December 2003, the Financial Accounting Standards Board (FASB) issued guidance that requires disclosure that acknowledges the issuance of this new law and the fact that it may affect a company's accumulated postretirement benefit obligation and net postretirement benefit cost. The required disclosure for First Defiance is presented in Note 14.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for issuers to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that would previously have been classified as equity to be classified as liabilities. The guidance was effective for financial instruments entered into or modified after May 31, 2003 and otherwise became effective for First Defiance on July 1, 2003. The application of SFAS No. 150 did not have a material effect on the Company's financial condition or results of operations.

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2004, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.

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

The standard is effective for the Company beginning January 1, 2003, and its adoption did not have a material effect on the Company's results of operations, financial position or liquidity.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected loss and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued modifications to FIN No. 46 to provide additional scope exceptions, address certain implementation issues and promote a more consistent application of the provisions. Revised FIN No. 46 superceded FIN No. 46 and was adopted by the Company in the first quarter of 2004. As of December 31, 2004, the Company was not party to any VIEs. The provisions of FIN No. 46, as revised, are not expected to have a material impact on results of operation or financial position.

3. Acquisitions

On January 21, 2005, First Defiance completed its acquisition of ComBanc, Inc. (ComBanc), a bank holding company operating four branches in Delphos, Lima and Elida, Ohio. The acquisition of ComBanc is expected to expand product offerings and delivery channels into the Allen County, Ohio market area, which is adjacent to First Defiance's existing market. Under the terms of the agreement, shares of ComBanc stock were exchanged for either $17.20 of cash or .65266 shares of First Defiance common stock. On an aggregate basis, 50% of the ComBanc shares were exchanged for cash and the remaining ComBanc shares were exchanged for 721,520 shares of First Defiance common stock. The total value of this transaction, based on First Defiance's closing price on January 21, 2005 of $28.00 per share, is $39.2 million. The allocation of the purchase price to the assets and liabilities acquired will be determined after completion of valuations to determine the estimated fair value of ComBanc's assets and liabilities. The results of ComBanc's operations will be included in First Defiance's statement of income from the date of acquisition. As this transaction was completed subsequent to December 31, 2004, the accompanying financial statements as of and for the year ended December 31, 2004 do not include the effects of this transaction.

                         First Defiance Financial Corp.

3. Acquisitions (continued)

In October 2004, the Company signed a definitive agreement to acquire the Genoa Savings and Loan Company (Genoa), an $84 million savings and loan with four branches in the metropolitan Toledo, Ohio area for a cash price of $11.0 million. The Genoa shareholders approved this transaction on January 20, 2005 but it is still subject to regulatory approval. This acquisition is expected to close in the 2005 second quarter.

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

As of the final closing, First Defiance paid a net premium of $12.5 million and recorded fair value increases (reductions) on acquired loans of ($1.2) million and acquired deposits of $2.3 million to record them at fair value and recorded transaction costs and other adjustments of approximately $900,000. These items resulted in total intangibles of $16.9 million including goodwill of $16.1 million and a core deposit intangible of $772,000. During 2004, First Defiance recorded adjustments to the original purchase price, reducing goodwill balances by $1.6 million. The core deposit is being amortized over 10 years and goodwill was recorded in accordance with SFAS No. 142 and accordingly is not subject to amortization. All intangible assets acquired as part of this acquisition are deductible for Federal income tax purposes over 15 years.

                         First Defiance Financial Corp.

4. Discontinued Operations

On April 1, 2002, First Defiance completed the sale of The Leader Mortgage Company, LLC to US Bancorp. Discontinued operations as reported include the operating results of The Leader for the periods owned, the gain realized by the Company from the sale of The Leader, net of all expenses of the sale, and the cost to the Company for early payment of certain FHLB advances and other expenses. The components of discontinued operations for 2002 were as follows (in thousands):

      Operations of The Leader                                $   4,316
      Net interest income (expense) allocated
         to discontinued operations                              (1,250)
      Gain from sale of The Leader                               16,959
      Cost to terminate financing and other expenses
         associated with discontinued operations                 (1,225)
                                                              ---------
      Income from discontinued operations
         before income tax                                       18,800
      Income tax on discontinued operations                       9,947
                                                              ---------
      Income from discontinued operations                     $   8,853
                                                              =========

Net interest income or expense was allocated to discontinued operations, in accordance with EITF 87-24, based on interest earned by First Federal on intercompany loans to The Leader less interest expense, primarily brokered CDs and a portion of FHLB advances utilized to fund those intercompany loans. In 2002, First Federal had a negative spread in its borrowing relationship with The Leader.

The gain from the sale of The Leader was based on the net proceeds from the sale, after expenses, less the book value of First Defiance's investment in The Leader. The Leader's net book value included goodwill of $9.6 million.

During 2004, US Bank asserted certain claims against First Defiance under the Purchase and Sale Agreement. First Defiance settled all matters related to the sale of The Leader in the 2004 third quarter and it recognized a pre-tax charge of $1.9 million, which is included in continuing operations in 2004.

                         First Defiance Financial Corp.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                           2004           2003            2002
                                                       ------------------------------------------
                                                         (In Thousands, Except Per Share Amounts)
  Numerator for basic and diluted earnings
     per share-income from continuing operations       $   10,796      $   12,082      $    6,420
                                                       ==========================================
  Denominator:
     Denominator for basic earnings per
       share-weighted-average shares                        6,094           6,036           6,359
     Effect of dilutive securities:
       Employee stock options                                 275             277             236
       Unvested Management Recognition Plan stock               2               6              14
                                                       ------------------------------------------
       Dilutive potential common shares                       277             283             250
                                                       ------------------------------------------
       Denominator for diluted earnings per
         share-adjusted weighted-average shares             6,371           6,319           6,609
                                                       ==========================================
  Basic earnings per share from continuing
     operations                                        $     1.77      $     2.00      $     1.01
                                                       ==========================================

  Diluted earnings per share from continuing
     operations                                        $     1.69      $     1.91      $     0.97
                                                       ==========================================

                         First Defiance Financial Corp.

6. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

                                                                  December 31, 2004
                                                 --------------------------------------------------
                                                                Gross          Gross
                                                 Amortized   Unrealized     Unrealized       Fair
                                                    Cost        Gains          Losses        Value
                                                 --------------------------------------------------
                                                                  (In Thousands)
Available-for-sale securities:
   U.S. treasury securities and obligations
     of U.S. government corporations and
     agencies                                    $ 48,913      $  1,461      $     61      $ 50,313
   Corporate bonds                                  6,158           310            --         6,468
   Mortgage-backed securities                      16,645           151            16        16,780
   REMICs                                           4,902            --            26         4,876
   Collateralized mortgage obligations             20,027           136            54        20,109
   Trust preferred stock                            6,228            64            --         6,292
   Equity securities                                   69             4            --            73
   Obligations of state and political
     subdivisions                                  30,781         1,313             2        32,092
                                                 --------------------------------------------------
   Totals                                        $133,723      $  3,439      $    159      $137,003
                                                 ==================================================

Held-to-maturity securities:
   FHLMC certificates                            $    459      $     21      $      1      $    479
   FNMA certificates                                  960            12             4           968
   GNMA certificates                                  306             4             1           309
   Obligations of states and political
     subdivisions                                     530            90            --           620
                                                 --------------------------------------------------
   Totals                                        $  2,255      $    127      $      6      $  2,376
                                                 ==================================================

                         First Defiance Financial Corp.

6. Investment Securities (continued)

                                                                 December 31, 2003
                                                 --------------------------------------------------
                                                                Gross         Gross
                                                 Amortized   Unrealized     Unrealized       Fair
                                                   Cost         Gains         Losses         Value
                                                 --------------------------------------------------
                                                                    (In Thousands)
Available-for-sale securities:
   U.S. treasury securities and obligations
     of U.S. government corporations and
     agencies                                    $ 72,907      $  3,980      $     12      $ 76,875
   Corporate bonds                                  7,210           506            --         7,716
   Mortgage-backed securities                      19,621           169            38        19,752
   REMICs                                           8,994            22            54         8,962
   Collateralized mortgage obligations             14,687            53            21        14,719
   Trust preferred stock                            7,238            84            --         7,322
   Equity securities                                   69             9            --            78
   Obligations of state and political
     subdivisions                                  31,352         1,504            21        32,835
                                                 --------------------------------------------------
   Totals                                        $162,078      $  6,327      $    146      $168,259
                                                 ==================================================

Held-to-maturity securities:
   FHLMC certificates                            $    603      $     25      $      1      $    627
   FNMA certificates                                1,174            16             6         1,184
   GNMA certificates                                  409            11            --           420
   Obligations of states and political
     subdivisions                                     590           117            --           707
                                                 --------------------------------------------------
   Totals                                        $  2,776      $    169      $      7      $  2,938
                                                 ==================================================

The amortized cost and fair value of securities at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                         First Defiance Financial Corp.

6. Investment Securities (continued)

                                          Available-for-Sale            Held-to-Maturity
                                        ----------------------      ----------------------
                                        Amortized      Fair         Amortized      Fair
                                          Cost         Value           Cost        Value
                                        --------------------------------------------------
                                                          (In Thousands)
      Due in one year or less           $ 12,501      $ 12,495      $     85      $     89
      Due after one year through
         five years                       43,131        45,056           270           311
      Due after five years through
         ten years                        21,524        22,186           218           270
      Due after ten years                 56,498        57,193         1,682         1,706
                                        --------------------------------------------------
                                         133,654       136,930         2,255         2,376

      Equity securities                       69            73            --            --
                                        --------------------------------------------------
      Totals                            $133,723      $137,003      $  2,255      $  2,376
                                        ==================================================

Investment securities with carrying amounts of $91.9 million and $105.2 million at December 31, 2004 and 2003, respectively, were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances and for other purposes required or permitted by law.

                         First Defiance Financial Corp.

6. Investment Securities (continued)

The following table summarizes First Defiance's securities that were in an unrealized loss position at December 31, 2004 and December 31, 2003:

                                        Duration of Unrealized Loss Position
                                  -------------------------------------------------
                                    Less than 12 Months        12 Month or Longer                Total
                                  ----------------------     ----------------------     ---------------------
                                                 Gross                     Gross
                                   Fair       Unrealized       Fair      Unrealized       Fair     Unrealized
                                   Value          Loss         Value        Loss         Value       Loses
                                  ---------------------------------------------------------------------------
                                                                (In Thousands)
At December 31, 2004
Available-for-sale
   securities:
   U.S. treasury securities
     and obligations of U.S.
     government
     corporations
     and agencies                 $16,817      $   (61)      $            $             $16,817      $   (61)
   Mortgage-backed
     securities                     3,312           (6)          759          (10)        4,071          (16)
   Collateralized mortgage
     obligations                   11,601          (80)                                  11,601          (80)
   Obligations of state and
     political subdivisions           510           (1)          158           (1)          668           (2)
Held to maturity securities:
   Mortgage-backed
     securities                       124           (2)          253           (4)          377           (6)
                                  --------------------------------------------------------------------------
 Total temporarily impaired
   securities                     $32,364      $  (150)      $ 1,170      $   (15)      $33,534      $  (165)
                                  ==========================================================================

At December 31, 2003
Available-for-sale
   securities:
   U.S. Treasury securities
     and obligations of U.S.
     Government
     corporations
     and agencies                 $            $             $ 1,349      $   (12)      $ 1,349      $   (12)
   Mortgage-backed
     securities                                               11,171          (38)       11,171          (38)
   Collateralized mortgage
     obligations                                              13,164          (75)       13,164          (75)
   Obligations of state and
     political subdivisions                                    4,144          (21)        4,144          (21)
Held to maturity securities:
   Mortgage-backed
     securities                                                  374           (7)          374           (7)
                                  --------------------------------------------------------------------------
 Total temporarily impaired
   securities                     $    --      $    --       $30,202      $  (153)      $30,202      $  (153)
                                  ==========================================================================

                         First Defiance Financial Corp.

6. Investment Securities (continued)

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

The Company's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

                                                     2004              2003
                                                  ---------------------------

    Commercial                                    $ 112,482         $ 113,247
    Real estate                                       7,723             6,799
    Consumer                                         66,199            56,823
    Standby letters of credit                         9,921             3,550
                                                  ---------------------------
    Total                                         $ 196,325         $ 180,419
                                                  ===========================

Lease Agreements

The Company has entered into lease agreements covering First Insurance's main office, one banking center location and the land on which one banking center was constructed and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

                         First Defiance Financial Corp.

7. Commitments and Contingent Liabilities (continued)

Lease Agreements (continued)

Future minimum commitments under non-cancelable operating leases are as follows (in thousands):

     2004                                                          $        264
     2005                                                                   247
     2006                                                                   238
     2007                                                                   240
     2008                                                                   248
     Thereafter                                                           2,286

Rentals under operating leases and data processing costs amounted to $237,000, $195,000, and $169,000, in 2004, 2003, and 2002, respectively.

8. Loans Receivable

                                                                          December 31
                                                                      2004           2003
                                                                   ------------------------
                                                                         (In Thousands)
    Loans receivable consist of the following at December 31:
       Real estate loans:
         Secured by single family residential                      $ 187,775      $ 162,111
         Secured by multi-family residential                          39,049         30,322
         Secured by non-residential real estate                      376,115        311,101
         Construction                                                 15,507         16,830
                                                                   ------------------------
                                                                     618,446        520,364
       Other loans:
         Automobile                                                   34,391         31,043
         Commercial                                                  141,644        120,677
         Home equity and improvement                                  90,839         70,038
         Other                                                        11,121          9,214
                                                                   ------------------------
                                                                     277,995        230,972
                                                                   ------------------------
    Total loans                                                      896,441        751,336

    Deduct:
       Undisbursed loan funds                                          6,341          6,079
       Net deferred loan origination fees and costs                    1,232          1,158
       Allowance for loan losses                                       9,956          8,844
                                                                   ------------------------
    Totals                                                         $ 878,912      $ 735,255
                                                                   ========================

                         First Defiance Financial Corp.

8. Loans Receivable (continued)

Changes in the allowance for loan losses were as follows:

                                                    Years Ended December 31
                                              2004          2003          2002
                                            ------------------------------------
                                                      (In Thousands)

    Allowance at beginning of year          $  8,844      $  7,496      $  6,548

    Provision for credit losses                1,548         1,719         1,451
    Charge-offs                                  685           725           720
    Recoveries                                   249           354           217
                                            ------------------------------------
    Net charge-offs                              436           371           503
                                            ------------------------------------
    Ending allowance                        $  9,956      $  8,844      $  7,496
                                            ====================================

Unpaid balances of loans with contractual payments delinquent 90 days or more totaled $1.9 million at December 31, 2004 and $2.5 million at December 31, 2003. First Federal does not anticipate any significant losses in the collection of these delinquent loans in excess of the allowance for loan losses.

Impaired loans having recorded investments of $505,000 at December 31, 2004 and $563,000 at December 31, 2003, have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 2004 and 2003 was $732,000 and $892,000, respectively. The total allowance for loan losses related to these loans was $253,000 and $297,000 at December 31, 2004 and 2003. There was $36,000 of
interest received and recorded in income during 2004 on impaired loans including interest received and recorded in income prior to such impaired loan designation. There was $29,000 recorded in 2003 and $46,000 recorded in 2002. Loans having carrying values of $690,000 and $536,000 were transferred to real estate and other assets held for sale in 2004 and 2003, respectively. At December 31, 2004 and December 31, 2003, non-performing loans were $1.9 million and $2.5 million respectively.

                         First Defiance Financial Corp.

8. Loans Receivable (continued)

First Defiance is not committed to lend additional funds to debtors whose loans have been modified.

Interest income on loans is as follows:

                                                              Years Ended December 31
                                                       2004              2003             2002
                                                   ----------------------------------------------
                                                                    (In Thousands)
     Commercial and non-residential
        real-estate loans                          $    34,506       $    28,145      $    22,099
     Mortgage loans                                      6,272             7,144            9,088
     Other loans                                         6,567             5,876            5,684
                                                   ----------------------------------------------
     Totals                                        $    47,345       $    41,165      $    36,871
                                                   ==============================================

There are no industry concentrations (exceeding 10% of gross loans) in First Federal's non-residential real estate and commercial loan portfolios. The Company's loans receivable are primarily to borrowers in the Northwest Ohio, Northeast Indiana or Southeast Michigan areas.

9. Mortgage Banking

The unpaid principal balance of residential mortgage loans serviced for third parties was $463.8 million at December 31, 2004 compared to $433.1 million at December 31, 2003.

                                                              Years Ended December 31
                                                      2004              2003              2003
                                                   ----------------------------------------------
                                                                   (In Thousands)
Mortgage servicing assets:
   Balance at beginning of period                  $    4,037        $    3,442       $    2,656
   Loans sold, servicing retained                         872             2,593            2,225
   Amortization                                          (704)           (1,998)          (1,439)
                                                   ----------------------------------------------
Carrying value before valuation allowance
   at end of period                                     4,205             4,037            3,442

Valuation allowance:
   Balance at beginning of period                        (606)           (1,352)            (835)
   Impairment recovery (charges)                           (1)              746             (517)
                                                   ----------------------------------------------
   Balance at end of period                              (607)             (606)          (1,352)
                                                   ==============================================
Net carrying value of MSRs at end of period        $    3,598        $    3,431       $    2,090
                                                   ==============================================
Fair value of MSRs at end of period                $    3,743        $    3,573       $    2,116
                                                   ==============================================

                         First Defiance Financial Corp.

9. Mortgage Banking (continued)

The Company's servicing portfolio is comprised of the following:

                                                           December 31
                                             2004                              2003
                                    -----------------------        -------------------------
                                    Number of    Principal         Number of     Principal
    Investor                          Loans     Outstanding          Loans      Outstanding
    ----------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
    Fannie Mae                          562      $   34,351             682      $   43,247
    Freddie Mac                       5,148         429,439           4,705         389,886
                                     ------------------------------------------------------
    Totals                            5,710      $  463,790           5,387      $  433,133
                                     ======================================================

Significant assumptions at December 31, 2004 used in determining the value of MSRs include a weighted average prepayment rate of 302 PSA and a weighted average discount rate of 9.75%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2004 is presented below. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

                                                                       10% Adverse       20% Adverse
                                                                          Change            Change
                                                                     -------------------------------
                                                                           (Dollars in Thousands)
    Assumption:
       Decline in fair value from increase in prepayment rate            $   173           $   331
       Declines in fair value from increase in discount rate                 100               195

                         First Defiance Financial Corp.

10. Premises and Equipment

Premises and equipment are summarized as follows:

                                                                    December 31
                                                                2004          2003
                                                              ----------------------
                                                                   (In Thousands)
    Cost:
       Land                                                   $  3,913      $  3,348
       Buildings                                                20,401        18,221
       Leasehold improvements                                      539           467
       Furniture, fixtures and equipment                        12,205        11,091
       Construction in process                                     850         2,625
                                                              ----------------------
                                                                37,908        35,752
       Less allowances for depreciation and amortization        13,660        11,906
                                                              ----------------------
                                                              $ 24,248      $ 23,846
                                                              ======================

Depreciation expense was $1.8 million, $1.6 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002 respectively.

There was $6,400 of interest capitalized in 2004 and $10,000 in 2003.

11. Deposits

The following schedule sets forth interest expense by type of savings deposit:

                                                    Years Ended December 31
                                               2004          2003           2002
                                            ---------------------------------------
                                                        (In Thousands)
    Checking and money market accounts      $   1,722      $   1,466      $   2,702
    Savings accounts                              134            169            366
    Certificates of deposit                    11,100         11,810         13,454
                                            ---------------------------------------
                                               12,956         13,445         16,522
    Less interest capitalized                       6             10             14
                                            ---------------------------------------
    Totals                                  $  12,950      $  13,435      $  16,508
                                            =======================================

Interest paid on brokered or national certificates of deposit in the amount of $799,000 in 2002 was reclassified to discontinued operations as they were used to fund operations of The Leader.

                         First Defiance Financial Corp.

11. Deposits (continued)

At December 31, 2004, accrued interest payable amounted to $490,000, which was comprised of $432,000 and $58,000 for certificates of deposit and checking and money market accounts respectively.

A summary of deposit balances is as follows:

                                                              December 31
                                                         2004            2003
                                                      --------------------------
                                                            (In Thousands)

    Savings accounts                                  $   52,132      $   51,767
    Checking accounts                                    137,415         119,674
    Money market demand accounts                         183,832         148,691
    Certificates of deposit                              424,322         408,864
                                                      --------------------------
                                                      $  797,701      $  728,996
                                                      ==========================

Scheduled maturities of certificates of deposit at December 31, 2004 are as follows (in thousands):

    2005                                                           $     199,012
    2006                                                                 168,705
    2007                                                                  49,470
    2008                                                                   4,671
    2009                                                                   1,091
    2010 and thereafter                                                    1,373
                                                                   -------------
    Total                                                          $     424,322
                                                                   =============

At December 31, 2004 and 2003, deposits of $214.6 million and $178.8 million, respectively, were in excess of the $100,000 Federal Deposit Insurance Corporation insurance limit. At December 31, 2004 and 2003, $57.0 million and $44.6 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000 and an additional $1.3 million of securities were pledged at December 31, 2004 as collateral against deposits from private entities in excess of $100,000. Also, First Federal has $16,000,000 in depository bonds with the governmental entities, which can be pledged as collateral against public deposits for certificates in excess of $100,000.

                         First Defiance Financial Corp.

12. Advances from Federal Home Loan Bank

First  Federal  has the  ability to borrow  funds from the FHLB.  First  Federal pledges its single-family residential mortgage loan portfolio, certain investment securities and certain multi-family or non-residential real estate loans as security for these advances. Advances secured by investment securities must have collateral to exceed borrowing by 105%. Advances secured by residential mortgages must have collateral to exceed borrowings by 125%. Advances secured by multi-family or non-residential real estate loans securities must have 300% collateral coverage. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2004 were $436.5 million. First Federal has a maximum potential to acquire advances of approximately $187.3 million from the FHLB.

As of December 31, 2004, the FHLB has made a series of advances totaling $120.0 million to First Defiance that have fixed maturity dates but are callable at the option of the FHLB on a specified date and quarterly thereafter. The terms of these advances are as follows (in thousands):

           Balance         Interest Rate        Call Date       Maturity Date
     ---------------------------------------------------------------------------

        $    15,000            5.44%             01/26/05         10/23/13
             10,000            5.84%             03/01/05         09/01/10
             20,000            4.61%             01/20/05         10/21/13
             10,000            4.71%             02/07/05         11/07/13
             15,000            4.52%             01/10/05         01/10/11
             10,000            4.76%             01/10/05         01/10/11
             10,000            4.93%             02/02/05         02/02/11
             20,000            4.07%             03/08/05         03/08/11
             10,000            5.14%             03/08/05         03/08/11

                         First Defiance Financial Corp.

12. Advances from Federal Home Loan Bank (continued)

The FHLB has made advances totaling $17.0 million to First Defiance that have fixed maturity dates but which are callable after the call date only when three-month LIBOR rates exceed the agreed upon strike rate in the advance contract. The terms of these advances are as follows (in thousands):

    Balance    Interest Rate    Call Date   Maturity Date   LIBOR "Strike" Rate
--------------------------------------------------------------------------------

  $    7,000       3.54%         01/15/05      10/15/12            8.0%
       5,000       3.85%         02/02/05      11/06/12            8.0%
       5,000       3.48%         02/25/05      02/25/13            7.5%

When called, First Defiance has the option of paying off these advances, or converting them to variable rate advances priced at the three month LIBOR rate.

First Defiance has an additional $14.7 million outstanding on a series of fixed rate long-term advances. Of this amount, $1.1 million is a fixed rate advance under the FHLB Affordable Housing Program in 1995. The total FHLB long-term advances including all convertible advances bear a weighted average interest rate of 4.62 % at December 31, 2004.

Future minimum payments by fiscal year are as follows (in thousands):

     2005                                                          $      8,677
     2006                                                                 7,809
     2007                                                                 7,809
     2008                                                                17,151
     2009                                                                 6,461
     Thereafter                                                         152,040
                                                                   ------------
     Total minimum payments                                             199,948
     Less amounts representing interest                                  48,235
                                                                   ------------
     Totals                                                        $    151,713
                                                                   ============

                         First Defiance Financial Corp.

12. Advances from Federal Home Loan Bank (continued)

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $26.5 million in short-term advances outstanding at December 31, 2004 and $11.0 million at December 31, 2003. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2004, $26.5 million was outstanding under First Defiance's REPO Advance line of credit. The total available under the REPO Advance line is $75.0 million. In addition, First Defiance has $15.0 million available under a Cash Management Advance line of credit. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis. Other advances may be borrowed under the FHLB's short-term fixed or LIBOR based programs. Information concerning short-term advances is summarized as follows:

                                                                           Years Ended December 31
                                                                            2004            2003
                                                                      ----------------------------------
                                                                      (In Thousands, Except Percentages)
    Average balance during the year                                      $  15,577       $   2,296
    Maximum month-end balance during the year                               28,500          14,250
    Average interest rate during the year                                     1.55%           1.31%

13. Notes Payable and Other Short-term Borrowings

Total short term borrowings, revolving and term debt is summarized as follows:

                                                                                December 31
                                                                            2004           2003
                                                                         --------------------------
                                                                               (In Thousands)
    Securities sold under agreement to repurchase (rate of 1.57% at
       December 31, 2004)                                                $  11,804       $  12,267
    Revolving line of credit facility to financial institution,
       unsecured, at fed funds rate (2.25% at December 31, 2004)             3,000              --
                                                                         -------------------------
    Total borrowed money                                                 $  14,804       $  12,267
                                                                         =========================

                         First Defiance Financial Corp.

13. Notes Payable and Other Short-term Borrowings (continued)

As of December 31, 2004, First Defiance had the following line of credit facilities available for short-term borrowing purposes:

      A $3.0 million revolving line of credit with a financial institution. The line is unsecured and has an interest rate at the fed funds rate. There was $3.0 million outstanding on the line at December 31, 2004. The maximum borrowed under the line at any point in time during 2004 was $3.0 million and the average balance outstanding for the year was $877,000.

      A $15 million revolving line of credit facility with a financial institution. The facility is unsecured and has an interest rate of fed funds rate plus 0.45%. There were no amounts outstanding on the line at December 31, 2004 or 2003. The maximum borrowed at any point in time in 2004 under the line was $15.0 million and the average balance outstanding for the year was $244,000.

      A $20 million fed funds line of credit with a financial institution. The line is unsecured and has an interest rate of the institution's fed funds rate. There were no amounts outstanding on the line at December 31, 2004. The maximum borrowed at any point in time in 2004 under the line was $20.0 million and the average balance outstanding for the year was $228,000.

      A $10.0 million revolving line of credit with a financial institution. The line is secured by the stock of First Federal Bank and the interest rate is either the lender's prime rate or LIBOR plus 1.75%, whichever is selected by First Defiance. This line was not used in 2004.

                         First Defiance Financial Corp.

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

                         First Defiance Financial Corp.

14. Postretirement Benefits (continued)

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

                                                                           December 31
                                                                        2004           2003
                                                                     -------------------------
                                                                          (In Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year                           $   1,553       $   1,303
   Service cost                                                             48              36
   Interest cost                                                            97              83
   Participant contribution                                                 28              31
   Plan amendments                                                          31            (269)
   Actuarial losses                                                         (3)            485
   Benefits paid                                                          (124)           (116)
                                                                     -------------------------
   Benefit obligation at end of year                                     1,630           1,553

Change in fair value of plan assets:
   Balance at beginning of measurement period                               --              --
   Employer contribution                                                    96              85
   Participant contribution                                                 28              31
   Benefits paid                                                          (124)           (116)
                                                                     -------------------------
   Balance at end of measurement period                                     --              --
                                                                     -------------------------

Funded status                                                           (1,630)         (1,553)
Unrecognized prior service cost (benefit)                                   71            (222)
Unrecognized net loss                                                      516             804
                                                                     -------------------------
Accrued postretirement benefit obligation included in other
   liabilities in consolidated statement of financial condition      $  (1,043)      $    (971)
                                                                     =========================

                         First Defiance Financial Corp.

14. Postretirement Benefits (continued)

Net periodic postretirement benefit cost includes the following components:

                                                           Years Ended December 31
                                                       2004          2003         2002
                                                     ------------------------------------
                                                                 (In Thousands)
  Service cost-benefits attributable to service
     during the period                               $     48      $     36      $     31
  Interest cost on accumulated postretirement
     benefit obligation                                    97            83            76
  Net amortization and deferral                            23            14             8
                                                     ------------------------------------
  Net periodic postretirement benefit cost           $    168      $    133      $    115
                                                     ====================================

The following assumptions were used in determining the components of the postretirement benefit obligation:

                                                                        2004         2003
                                                                     --------------------
  Weighted average discount rates:
     Used to determine benefit obligations at December 31              6.00%        6.00%
     Used to determine net periodic postretirement benefit
       cost for years ended December 31                                6.00%        6.50%

  Assumed health care cost trend rates at December 31:
     Health care cost trend rate assumed for next year                 8.50%        8.50%
     Rate to which the cost trend rate is assumed to decline
       (the ultimate trend rate)                                       4.00%        4.00%

      The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter:

                                          Before Reflecting        Impact of
                                           Medicate Part D      Medicare Part D
                                          -------------------------------------
                                                      (In Thousands)
             2005                            $        96          $         --
             2006                                    101                    16
             2007                                    106                    17
             2008                                    115                    18
             2009                                    118                    19
             2010 through 2014                       693                   111

                         First Defiance Financial Corp.

14. Postretirement Benefits (continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

                                                        One-            One-
                                                     Percentage-    Percentage-
                                                        Point          Point
                                                      Increase       Decrease
                                                     ---------------------------

     Effect on total of service and interest cost     $      22     $     (18)
     Effect on postretirement benefit obligation            204          (172)

Prescription drug coverage was added to Medicare under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). As a result, the accumulated postretirement benefit obligation (APBO) at the end of 2004 reflects a reduction of approximately 15%. The net postretirement benefit cost for 2004 was similarly affected.

The decrease in the gross liability for active participants is attributed to past and future years of employment and decreases the APBO and service cost.

The decrease in APBO was not immediately recognized; instead such change will be amortized along with other unrecognized gains and losses. Net per capita claims cost and the costs borne by retirees have been assumed to decrease in 2006 due to this legislation but no other assumptions were affected. The Company has assumed that it will opt for coverage under Medicare Part D rather than the Federal subsidy approach. As specific authoritative guidance for matters related to the Act are pending, new guidance could require First Defiance to change previously reported information.

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

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios of Tier I and total capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2004 and 2003, First Federal meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision (OTS) categorized First Federal as well capitalized under the regulatory framework.

The following schedule presents First Federal's regulatory capital ratios:

                                                              Required for Capital        Required to be
                                            Actual              Adequacy Purposes        Well Capitalized
                                   ---------------------     ---------------------   -----------------------
                                      Amount      Ratio        Amount       Ratio       Amount       Ratio
                                   -------------------------------------------------------------------------
   As of December 31, 2004
   Tangible Capital                $  102,342      9.29%     $   16,533      1.50%           N/A       N/A
   Tier 1 (Core) Capital              102,342      9.29%         44,089      4.00%    $   55,111      5.00%
   Tier 1 Capital to
     risk-weighted assets             102,342     11.59%         35,326      4.00%        52,989      6.00%
   Risk-Based Capital                 112,267     12.71%         70,653      8.00%        88,316     10.00%

   As of December 31, 2003
   Tangible Capital                $   94,144      9.30%     $   15,181      1.50%           N/A       N/A
   Tier 1 (Core) Capital               94,144      9.30%         40,483      4.00%    $   50,603      5.00%
   Tier 1 Capital to
     risk-weighted assets              94,144     12.41%         30,340      4.00%        45,510      6.00%
   Risk-Based Capital                 102,976     13.58%         60,680      8.00%        75,850     10.00%

                         First Defiance Financial Corp.

16. Income Taxes

The components of income tax expense for continuing operations (credit) are as follows:

                                                                  Years Ended December 31
                                                           2004           2003             2002
                                                        -----------------------------------------
                                                                     (In Thousands)
  Current:
     Federal                                            $   4,677       $   4,783       $   3,399
     State and local                                           35              33              24
  Deferred (credit)                                            90             874            (437)
                                                        -----------------------------------------
                                                        $   4,802       $   5,690       $   2,986
                                                        =========================================

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

                                                                  Years Ended December 31
                                                           2004           2003             2002
                                                        -----------------------------------------
                                                                     (In Thousands)
  Tax expense at statutory rate                         $   5,457       $   6,220       $   3,292
  Increases (decreases) in taxes from:
     Goodwill amortization and impairment                      --              --              70
     State income tax - net of federal tax benefit             23              21              15
     Tax exempt interest income                              (544)           (517)           (487)
     Bank owned life insurance                               (332)           (283)            (50)
     Other                                                    198             249             146
                                                        -----------------------------------------
  Totals                                                $   4,802       $   5,690       $   2,986
                                                        =========================================

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                         First Defiance Financial Corp.

16. Income Taxes (continued)

Significant components of First Defiance's deferred federal income tax assets and liabilities are as follows:

                                                                          December 31
                                                                    2004             2003
                                                                 ---------------------------
                                                                        (In Thousands)
  Deferred federal income tax assets:
     Allowance for loan losses                                   $    3,477       $    3,082
     Postretirement benefit costs                                       365              340
     Deferred compensation and management recognition plans             337              310
     State income tax                                                    10                9
     Accrued disposition costs                                           --              125
     Other                                                              219              190
                                                                 ---------------------------
  Total deferred federal income tax assets                            4,408            4,056

  Deferred federal income tax liabilities:
     Net unrealized gains on available-for-sale securities            1,147            2,163
     FHLB stock dividends                                             1,868            2,303
     Deferred loan origination fees and costs (net)                      88               23
     Fixed assets                                                       967              724
     Mortgage servicing rights                                          587              421
     Goodwill                                                           685              281
                                                                 ---------------------------
  Total deferred federal income tax liabilities                       5,342            5,915
                                                                 ---------------------------
  Net deferred federal income tax liability                      $     (934)      $   (1,859)
                                                                 ===========================

The realization of the Company's deferred tax assets is dependent upon the Company's ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2004.

                         First Defiance Financial Corp.

16. Income Taxes (continued)

Retained earnings at December 31, 2004 include financial statement tax bad debt reserves of $9.52 million for which no tax has been provided. The reserves do not have to be recaptured for tax purposes unless retained earnings of First Federal fall below $9.52 million.

17. Employee Benefit Plans

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (First Defiance 401(k)) if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 50% of the participants' contributions, to a maximum of 3% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $293,000, $258,000 and $213,000 for the years ended December 31, 2004, 2003 and 2002 respectively. There were no discretionary contributions in any of those years.

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

To fund the plan, the ESOP borrowed funds from First Defiance for the purpose of purchasing shares of First Defiance common stock. The ESOP acquired a total of 863,596 shares in 1993 and 1995. The loan outstanding at December 31, 2004 was $2,262,000. Principal and interest payments on the loan are due in equal quarterly installments through June of 2008. The loan is collateralized by the shares of First Defiance's common stock and is repaid by the ESOP with funds from the Company's contributions to the ESOP, dividends on unallocated shares and earnings on ESOP assets.

                         First Defiance Financial Corp.

17. Employee Benefit Plans (continued)

As principal and interest payments on the loan are paid, shares are released from collateral and committed for allocation to active employees, based on the proportion of debt service paid in the year. Shares held by the ESOP which have not been released for allocation are reported as stock acquired by the ESOP plan in the statement of financial condition. As shares are released, First Defiance records compensation expense equal to the average fair value of the shares over the period in which the shares were earned. Also, the shares released for allocation are included in the average shares outstanding for earnings per share computations. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as additional ESOP expense. ESOP compensation expense was $956,000, $802,000, and $691,000, for 2004, 2003 and 2002, respectively. As of December 31, 2004, 694,594 ESOP shares have been released for allocation of which 682,397 were allocated to participants. The 169,002 unreleased shares have a fair value of $5.9 million at December 31, 2004. A total of $457,000 and $391,000 of dividends in 2004 and 2003, respectively, were used for debt service.

Employees of The Leader participated in the ESOP. Upon the closing of the sale of The Leader, all account balances of employees of The Leader vested and these benefits were distributed to the former Leader participants based on their benefit election. A total of 47,946 shares were allocated to these employees.

The shareholders of First Defiance approved and established Management Recognition Plans (MRP) in 1993 and 1996 to provide directors, officers and employees with a proprietary interest in First Defiance as incentive to contribute to its success. Cash was contributed to the MRP in the form of deferred compensation amounting to $800,000 in 1993 and $2,817,452 in 1996. The $800,000 contributed in 1993 was used to purchase 172,722 shares of First Defiance common stock. All shares acquired in 1993 were granted on July 19, 1993. A total of 258,921 of the shares acquired in 1996 have been granted as of December 31, 2004, not including 47,032 shares forfeited by participants who terminated before their shares vested. The shares vest at a rate of 20% per year over five years. First Defiance is amortizing the deferred compensation and recording additions to stockholder's equity as the shares vest. Compensation expense attributable to the MRP amounted to $6,000, $20,000, and $52,000, in 2004, 2003 and 2002, respectively.

                         First Defiance Financial Corp.

18. Stock Option Plans

First Defiance has established incentive stock option plans for its directors and its employees and has reserved 1,376,485 shares of common stock for issuance under the plans. A total of 1,116,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of December 31, 2004, 638,593 options (600,136 for employees and 38,457 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. There are 88,836 options granted under the 1993 plan that are currently exercisable, 303,457 options granted under the 1996 plan that vest at 20% per year beginning in 1997 of which 293,068 are fully vested and currently exercisable and 246,300 options granted under the 2001 plan which vest at 20% per year beginning in 2002, of which 93,050 are fully vested and currently exercisable. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or five years after the retirement date for the 1993 and 2001 plans and on the earlier of the scheduled expiration date or twelve months after the retirement date for the 1996 plan.

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

The following table summarizes stock option activity for 2004, 2003, and 2002:

                                                  Option      Weighted Average
                                                Outstanding    Option Prices
                                                ------------------------------

  Balance at January 1, 2002                      975,782         $    11.76
     Granted                                        9,000              18.50
     Exercised or cashed out                     (172,873)             10.31
     Expired or canceled                           (4,589)             17.15
                                                ------------------------------
  Balance at December 31, 2002                    807,320              12.12
     Granted                                       57,000              20.47
     Exercised                                   (136,537)             10.95
     Expired or canceled                           (1,050)             15.32
                                                ------------------------------
  Balance at December 31, 2003                    726,733         $    12.99
     Granted                                       48,750              27.03
     Exercised                                   (135,390)             11.49
     Expired or canceled                           (1,500)             18.40
                                                ------------------------------
  Balance at December 31, 2004                    638,593         $    14.37
                                                ==============================

As of December 31, 2004 and 2003, 20,753 and 68,003 shares, respectively, were available for grant under the Company's stock option plans. Upon the sale of The Leader in 2002, certain option holders were paid cash for the value of their vested options in lieu of issuing shares. These 65,000 options are not available for future grants.

                         First Defiance Financial Corp.

18. Stock Option Plans (continued)

Information about stock options outstanding is as follows:

                                                             Weighted
                                          Weighted            Average                       Weighted
                                           Average           Remaining                       Average
    Range of                              Exercise          Contractual                     Exercise
Exercise Prices           Outstanding       Price         Life (in years)   Exercisable       Price
------------------------------------------------------------------------------------------------------
$8.25 - $12.99               237,949      $   10.61             1.70          237,560       $   10.62
$13.00 - $17.99              289,744          14.06             4.94          222,144           14.08
$18.00 - $22.99               55,150          19.43             7.92           13,750           19.38
$23.00 - $27.70               55,750          26.97             9.25            1,500           26.62
                          ----------------------------------------------------------------------------
Total                        638,593      $   14.37             4.37          554,427       $   12.54
                          ============================================================================

19. Parent Company and Regulatory Restrictions

Dividends paid by First Federal to First Defiance are subject to various legal and regulatory restrictions. Because First Federal paid $10 million in dividends to First Defiance in 2003 and 2004, it can initiate dividend payments in 2005 equal to or less than $12.5 million plus the 2005 net profits, as defined by statutes, without prior regulatory approval. First Federal can apply to the OTS to pay a dividend in excess of $12.5 million plus 2005 net profits.

                         First Defiance Financial Corp.

19. Parent Company and Regulatory Restrictions (continued)

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

                                                                       December 31
  Statements of Financial Condition                                 2004           2003
                                                                --------------------------
                                                                      (In Thousands)
  Assets
     Cash and cash equivalents                                  $      466      $    2,066
     Investment securities, available for sale, carried at
       fair value                                                    1,073           1,078
     Investment in subsidiaries                                    124,179         119,318
     Loan receivable from First Defiance Employee Stock
       Ownership Plan                                                2,312           2,817
     Other assets                                                       12              10
                                                                --------------------------
  Total assets                                                  $  128,042      $  125,289
                                                                ==========================

  Liabilities and stockholders' equity:
     Accrued liabilities                                        $    1,168      $    1,020
     Stockholders' equity                                          126,874         124,269
                                                                --------------------------
  Total liabilities and stockholders' equity                    $  128,042      $  125,289
                                                                ==========================

                                                                   Years Ended December 31
  Statements of Income                                       2004           2003             2002
                                                          -----------------------------------------
                                                                        (In Thousands)
  Interest on loan to ESOP                                $     214       $     257       $     295
  Interest expense on notes payable                              (3)             (4)           (164)
  Other income                                                   45              42               7
  Noninterest expense                                          (470)           (568)           (593)
                                                          -----------------------------------------
  Loss before income taxes and equity in earnings of
     subsidiaries                                              (214)           (273)           (455)
  Income tax (credit)                                           (56)            (75)           (138)
                                                          -----------------------------------------
  Loss before equity in earnings of subsidiaries               (158)           (198)           (317)
  Equity in earnings of subsidiaries                         10,954          12,280          15,396
                                                          -----------------------------------------
  Net income                                              $  10,796       $  12,082       $  15,079
                                                          =========================================

                         First Defiance Financial Corp.

19. Parent Company and Regulatory Restrictions (continued)

                                                                        Years Ended December 31
Statements of Cash Flows                                         2004              2003            2002
                                                              --------------------------------------------
                                                                             (In Thousands)
Operating activities:
   Net income                                                 $   10,796       $   12,082       $   15,079
   Adjustments to reconcile net income to net cash (used
     in) provided by operating activities:
       Equity in earnings of subsidiaries                        (10,954)         (12,280)         (15,396)
       Dividends received from subsidiary                          5,500            5,000           35,000
       Change in other assets and liabilities                        147              515             (362)
                                                              --------------------------------------------
Net cash (used in) provided by operating activities                5,489            5,317           34,321

Investing activities:
   Purchase First Insurance and Investment                            --               --             (200)
   Principal payments received on ESOP loan                          505              464              425
   Purchase of available-for-sale securities                          --               --           (1,000)
                                                              --------------------------------------------
Net cash (used in) provided by investing activities                                   464             (775)

Financing activities:
   Net (decrease) increase in short-term line of credit               --               --          (18,250)
   Stock options exercised                                         2,108            1,731            1,171
   Purchase of common stock for treasury                          (4,691)          (4,406)         (10,275)
   Cash dividends paid                                            (5,011)          (3,939)          (3,449)
                                                              --------------------------------------------
Net cash used in financing activities                             (7,594)          (6,614)         (30,803)
                                                              --------------------------------------------

Net increase (decrease) in cash and cash equivalents              (1,600)            (833)           2,743
Cash and cash equivalents at beginning of year                     2,066            2,899              156
                                                              --------------------------------------------
Cash and cash equivalents at end of year                      $      466       $    2,066       $    2,899
                                                              ============================================
Non cash operating activities - change in deferred taxes
   on net unrealized gains (losses) on
   available-for-sale securities                              $       (1)      $        6       $        7
                                                              ============================================
Noncash investing activities - change in net unrealized
   (loss) gain on available-for-sale securities               $       (5)      $       18       $      (27)
                                                              ============================================
Noncash financing activities - cash dividends declared
   but not paid                                               $    1,343       $    1,220       $      920
                                                              ============================================

                         First Defiance Financial Corp.

20. Fair Value Statement of Consolidated Financial Condition

The following is a comparative condensed consolidated statement of financial condition based on carrying and estimated fair values of financial instruments as of December 31, 2004 and 2003. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance Financial Corp.

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

The cost or value of any call or put options are based on the estimated cost to settle the option at December 31, 2004.

                                                    December 31, 2004                December 31, 2003
                                               --------------------------       --------------------------
                                                Carrying       Estimated        Carrying        Estimated
                                                  Value       Fair Values         Value        Fair Values
                                               -----------------------------------------------------------
                                                                  (In Thousands)
    Assets:
       Cash and cash equivalents               $   20,521      $   20,521      $   37,783      $   37,783
       Investment securities                      139,258         139,379         171,035         171,197
       Loans, net                                 881,207         878,205         741,126         756,373
                                               ----------------------------------------------------------
                                                1,040,986      $1,038,105         949,944      $  965,353
                                                               ==========                      ==========
       Other assets                                85,681                          90,655
                                               ----------                      ----------
    Total assets                               $1,126,667                      $1,040,599
                                               ==========                      ==========

    Liabilities and stockholders' equity:
       Deposits                                $  797,701      $  798,287      $  729,996      $  734,488
       Advances from Federal Home
         Loan Bank                                181,213         183,750         164,522         176,304
       Short term borrowings and other
         interest bearing liabilities              11,804          11,804          12,267          12,267
       Advance payments by borrowers
         for taxes and insurance                      278             278             231             231
                                               ----------------------------------------------------------
                                                  990,996      $  994,119         907,016      $  923,290
                                                               ==========                      ==========
       Other liabilities                            8,797                           9,314
                                               ----------                      ----------
    Total liabilities                             999,793                         916,330
    Stockholders' equity                          126,874                         124,269
                                               ----------                      ----------
    Total liabilities and
       stockholders' equity                    $1,126,667                      $1,040,599
                                               ==========                      ==========

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

22. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations, which reflects the classification of The Leader as a discontinued operation:

                                                    Three Months Ended
                                   March 31       June 30      September 30   December 31
                                   ------------------------------------------------------
                                        (In Thousands, Except Per Share Amounts)
  2004
  Interest income                  $  12,825      $  13,010      $  13,839      $  14,444
  Interest expense                     4,806          4,881          5,258          5,435
                                   ------------------------------------------------------
  Net interest income                  8,019          8,129          8,581          9,009
  Provision for loan losses              379            490            376            304
                                   ------------------------------------------------------
  Net interest income after
    provision for loan losses          7,640          7,639          8,205          8,705
  Gain on sale of securities              98            293            302            732
  Noninterest income                   3,324          3,838          3,248          3,478
  Noninterest expense                  7,464          7,134          9,469          7,837
                                   ------------------------------------------------------
  Income before income taxes           3,598          4,636          2,286          5,078
  Income taxes                         1,105          1,492            606          1,599
                                   ------------------------------------------------------
  Net income                       $   2,493      $   3,144      $   1,680      $   3,479
                                   ======================================================

  Earnings per share:
     Basic                         $    0.41      $    0.51      $    0.28      $    0.57
     Diluted                       $    0.39      $    0.49      $    0.26      $    0.55

  Average shares outstanding:
     Basic                             6,113          6,125          6,084          6,063
     Diluted                           6,427          6,385          6,340          6,341

                         First Defiance Financial Corp.

22. Quarterly Consolidated Results of Operations (Unaudited) (continued)

                                                     Three Months Ended
                                    March 31      June 30      September 30   December 31
                                   ------------------------------------------------------
                                                  (In Thousands, Except Per Share Amounts)
  2003
  Interest income                  $  11,791      $  12,162      $  13,028      $  12,955
  Interest expense                     5,357          5,320          5,198          4,980
                                   ------------------------------------------------------
  Net interest income                  6,434          6,842          7,830          7,975
  Provision for loan losses              335            353            497            534
                                   ------------------------------------------------------
  Net interest income after
    provision for loan losses          6,099          6,489          7,333          7,441
  Gain on sale of securities             631            288             --            656
  Noninterest income                   4,160          5,049          4,825          3,179
  Noninterest expense                  7,015          7,701          6,776          6,886
                                   ------------------------------------------------------
  Income before income taxes           3,875          4,125          5,382          4,390
  Income taxes                         1,157          1,246          1,715          1,572
                                   ------------------------------------------------------
  Net income                       $   2,718      $   2,879      $   3,667      $   2,818
                                   ======================================================

  Earnings per share:
     Basic                         $    0.45      $    0.48      $    0.61      $    0.47
     Diluted                       $    0.43      $    0.46      $    0.58      $    0.44

  Average shares outstanding:
     Basic                             6,074          6,013          6,002          6,038
     Diluted                           6,330          6,254          6,293          6,380

             Report of Independent Registered Public Accounting Firm
                      On Consolidated Financial Statements

The Board of Directors
First Defiance Financial Corp.

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Defiance Financial Corp. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Defiance Financial Corp.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.


                                                    /s/ Ernst & Young LLP

Cleveland, Ohio
March 8, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9a. Controls and Procedures

      First Defiance's management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of First Defiance's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance's disclosure controls and procedures as of December 31, 2004, are effective in timely alerting them to material information relating to First Defiance Financial Corp. (including its consolidated subsidiaries) required to be included in First Defiance's periodic filings under the Exchange Act.

      There were no changes in First Defiance's internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect First Defiance's internal control over financial reporting.

      Management's report on internal control over financial reporting is on page 53.

Item 9b. Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required herein is incorporated by reference from pages 5 through 11 of the definitive proxy statement dated March 18, 2005.

Item 11. Executive Compensation

      The information required herein is incorporated by reference from the Board Fees section on page 11, the Executive Compensation section on page 12, the Report of the Compensation Committee on pages 13 and 14, the Stock Options section on page 16, the Employment Agreements section on page 17, and the Performance Graph on page 18 of the definitive proxy statement dated March 15, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The information required herein is incorporated by reference from the Beneficial Ownership section beginning on page 3 of the definitive proxy statement dated March 18, 2005.

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

      The following table shows, as of December 31, 2004, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans and the MRP, excluding shares issuable upon exercise of outstanding stock options.

                                    Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------
                                                                                     Number of securities
                                   Number of securities to                         remaining available for
                                       be issued upon         Weighted-average      future issuance under
                                   exercise of outstanding    exercise price of   equity compensation plans
                                    options, warrants and   outstanding options,    (excluding securities
          Plan Category                    rights            warrants and rights   reflected in column (a))
-------------------------------------------------------------------------------------------------------------
                                             (a)                      (b)                     (c)
                                   --------------------------------------------------------------------------
1993 Stock Incentive Plan                      88,836             $   11.86                    -0-
1996 Stock Option Plan                        303,457             $   12.34                 2,053
2001 Stock Option and
  Incentive Plan                              246,600             $   17.78                18,700
1996 Management
  Recognition Plan and Trust                      N/A                   N/A                   155

Item 13. Certain Relationships and Related Transactions

      The information required herein is incorporated by reference from the Indebtedness of Management section on page 19 of the definitive proxy statement dated March 18, 2005.

Item 14. Principal Accountant Fees and Services

      The information required by this item is incorporated herein by reference under the caption "Independent Registered Public Accounting Firm" on page 19 of the definitive proxy statement dated March 18, 2005.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

            The following consolidated financial statements are filed as a part of this document under "Item 8. Financial Statements and Supplementary Data."

            Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

            Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002

            Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

            Notes to Consolidated Financial Statements

            Report of Independent Registered Public Accounting Firm

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

(a) (3) Exhibits

            The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

   Exhibit
    Number                                 Description
-----------------------------------------------------------------------------------
      3.1     Articles of Incorporation                                                    (1)
      3.2     Code of Regulations                                                          (1)
      3.2     Bylaws                                                                       (1)
     10.1     1996 Stock Option Plan                                                       (2)
     10.2     Form of Incentive Stock Option Award Agreement                               (3)
     10.3     Form of Nonqualified Stock Option Award Agreement                            (3)
     10.4     1996 Management Recognition Plan and Trust                                   (2)
     10.5     2001 Stock Option and Incentive Plan                                         (4)
     10.6     1993 Stock Incentive Plan                                                    (1)
     10.7     Employment Agreement with William J. Small                                   (5)
     10.8     Employment Agreement with James L. Rohrs                                     (2)
     10.9     Employment Agreement with John C. Wahl                                       (2)
    10.10     Employment Agreement with Gregory R. Allen                                   (6)
    10.11     Agreement and Plan of Merger dated as of October 13, 2004, by and among First Defiance, First Federal, First Federal Interim Bank
                 and The Genoa Savings and Loan Company                                    (7)
    10.12     Description of Annual Bonus                                                  (3)
       13     Annual Report to Shareholders and Notice of Annual Meeting of
                 Shareholders and Proxy Statement                                          (3)
       14     Code of Ethics                                                               (3)
       21     List of Subsidiaries of the Company                                          (3)
       23     Consent of Ernst & Young LLP                                                 (3)
     31.1     Certification of Chief Executive Officer pursuant to Section 302 of          (3)
                 the Sarbanes-Oxley Act of 2002
     31.2     Certification of Chief Financial Officer pursuant to Section 302 of          (3)
                 the Sarbanes-Oxley Act of 2002
     32.1     Certification of Chief Executive Officer and Chief Financial Officer
                 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                 (3)


(1) Incorporated herein by reference to the like numbered exhibit in the Registrant's Form S-1 (File No. 33-93354).

(2) Incorporated herein by reference to like numbered exhibit in Registrant's 2001 Form 10-K

(3)   Included herein

(4)   Incorporated herein by reference to Appendix B to the 2001 Proxy Statement

(5) Incorporated herein by reference to like numbered exhibit in Registrant's 2000 Form 10-K

(6) Incorporated herein by reference to like numbered exhibit in Registrant's 2002 Form 10-K

(7) Incorporated herein by reference to Exhibit 2.1 in Registrant's Form 8-K filed on October 15. 2004.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST DEFIANCE FINANCIAL CORP.


March 11, 2005                               By: /s/ John C. Wahl
                                                 -------------------------------
                                                 John C. Wahl, Exec.V.P,
                                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2005.

           Signature                                   Title
---------------------------------     ----------------------------------------

/s/ William J. Small                  Chairman of the Board, President and
---------------------------------     Chief Executive Officer
William J. Small

/s/ John C. Wahl                      Executive Vice President and
---------------------------------     Chief Financial Officer
John C. Wahl

/s/ James L. Rohrs                    Director, Executive Vice President
---------------------------------
James L. Rohrs

/s/ Don C. Van Brackel                Director, Vice Chairman
---------------------------------
Don C. Van Brackel

/s/ John L. Bookmyer                  Director
---------------------------------
John L. Bookmyer

/s/ Stephen L. Boomer                 Director
---------------------------------
Stephen L. Boomer

/s/ Dr. Douglas A. Burgei             Director
---------------------------------
Dr. Douglas A. Burgei

/s/ Peter A. Diehl                    Director
---------------------------------
Peter A. Diehl

/s/ Dr. John U. Fauster, III          Director
---------------------------------
Dr. John U. Fauster, III

/s/ Dwain I. Metzger                  Director
---------------------------------
Dwain I. Metzger

/s/ Gerald W. Monnin                  Director
---------------------------------
Gerald W. Monnin

/s/ Thomas A. Voigt                   Director
---------------------------------
Thomas A. Voigt