Form 10-Q
period 2005-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2005-05-10
CIK 946647

UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005
                                                          --------------

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _________ to _________

Commission file number 0-26850
                       -------

                         First Defiance Financial Corp.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                               34-1803915
 ------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

601 Clinton Street, Defiance, Ohio                                43512
---------------------------------------                        ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 7,027,191 shares outstanding at May 6, 2005

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.-FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (Unaudited):

        Consolidated Condensed Statements of Financial
        Condition - March 31, 2005 and December 31, 2004                    2

        Consolidated Condensed Statements of Income -
        Three months ended March 31, 2005 and 2004                          4

        Consolidated Condensed Statement of Changes in Stockholders'
        Equity - Three months ended March 31, 2005                          5

        Consolidated Condensed Statements of Cash Flows
        - Three months ended March 31, 2005 and 2004                        7

        Notes to Consolidated Condensed Financial Statements                9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                        33

Item 4. Controls and Procedures                                            34

PART II-OTHER INFORMATION:

Item 1.  Legal Proceedings                                                 35

Item 2.  Changes in Securities                                             35

Item 3.  Defaults upon Senior Securities                                   35

Item 4.  Submission of Matters to a Vote of Security Holders               36

Item 5.  Other Information                                                 36

Item 6.  Exhibits and Reports on Form 8-K                                  36

         Signatures                                                        38

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                      March 31, 2005      December 31, 2004
                                                      --------------      -----------------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                         $   24,770           $   19,891
     Interest-bearing deposits                                  997                  630
                                                         ----------           ----------
                                                             25,767               20,521
Securities:
     Available-for-sale, carried at fair value              130,456              137,003
     Held-to-maturity, carried at amortized cost
         (approximate fair value $2,279 and $2,376
         at March 31, 2005 and December 31,
         2004 respectively)                                   2,180                2,255
                                                         ----------           ----------
                                                            132,636              139,258
Loans held for sale                                           3,604                2,295
Loans receivable, net of allowance of $12,749 and
     $9,956 at March 31, 2005 and December 31, 2004
     respectively                                         1,014,669              878,912
Accrued interest receivable                                   5,790                4,653
Federal Home Loan Bank stock and other
     interest-earning assets                                 15,397               13,376
Bank owned life insurance                                    18,759               18,581
Office properties and equipment                              28,930               24,248
Real estate and other assets held for sale                      488                   98
Goodwill and other intangibles                               33,408               18,933
Mortgage servicing rights                                     4,386                3,598
Other assets                                                  3,681                2,194
                                                         ----------           ----------
Total assets                                             $1,283,911           $1,126,667
                                                         ==========           ==========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                         March 31, 2005   December31, 2004
                                                         --------------   ----------------
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Non-interest-bearing deposits                              $    76,644       $    62,450
Interest-bearing deposits                                      873,942           735,251
                                                           -----------       -----------
     Total deposits                                            950,586           797,701

Advances from Federal Home Loan Bank                           156,875           178,213
Notes payable and other interest-bearing liabilities            19,639            14,804
Advance payments by borrowers for taxes and insurance              187               278
Deferred taxes                                                     116               934
Other liabilities                                               10,372             7,863
                                                           -----------       -----------
Total liabilities                                            1,137,775           999,793

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000 shares authorized; no shares
     issued                                                         --                --
Common stock, $.01 par value per share:
     20,000 shares authorized; 7,020
      and 6,280 shares outstanding, respectively                    70                63
Additional paid-in capital                                      71,595            52,131
Stock acquired by ESOP                                          (1,266)           (1,479)
Deferred compensation                                               (3)               (4)
Accumulated other comprehensive income,
     net of income taxes of $369
     and $1,148, respectively                                      686             2,131
Retained earnings                                               75,054            74,032
                                                           -----------       -----------
Total stockholders' equity                                     146,136           126,874
                                                           -----------       -----------

Total liabilities and stockholders' equity                 $ 1,283,911       $ 1,126,667
                                                           ===========       ===========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

--------------------------------------------------------------------------------

                                                          For the Three Months Ended
                                                                   March 31,
                                                              2005            2004
                                                              ----            ----
Interest Income
Loans                                                       $ 14,763       $ 10,928
Investment securities                                          1,438          1,865
Interest-bearing deposits                                         71             32
                                                            --------       --------
Total interest income                                         16,272         12,825
Interest Expense
Deposits                                                       3,945          2,998
FHLB advances and other                                        1,800          1,785
Notes payable                                                     81             23
                                                            --------       --------
Total interest expense                                         5,826          4,806
                                                            --------       --------
Net interest income                                           10,446          8,019
Provision for loan losses                                        347            379
                                                            --------       --------
Net interest income after provision for loan losses           10,099          7,640
Non-interest Income
Service fees and other charges                                 1,511          1,252
Insurance commission income                                    1,213          1,062
Dividends on stock and other interest income                     165            177
Gain on sale of loans                                            510            589
Gain on sale of securities                                       621             98
Trust income                                                      78             49
Income from Bank Owned Life Insurance                            177            193
Other non-interest income                                         97              2
                                                            --------       --------
Total non-interest income                                      4,372          3,422
Non-interest Expense
Compensation and benefits                                      5,512          4,314
Occupancy                                                      1,029            840
SAIF deposit insurance premiums (credit)                          31            (42)
State franchise tax                                              284            156
Acquisition related charges                                      884             --
Data processing                                                  813            543
Amortization of mortgage servicing rights                        166            172
Net (recovery) impairment of mortgage servicing rights          (221)           237
Amortization of goodwill and other intangibles                   114             27
Other non-interest expense                                     1,579          1,217
                                                            --------       --------
Total non-interest expense                                    10,191          7,464
                                                            --------       --------
Income before income taxes                                     4,280          3,598
Federal income taxes                                           1,409          1,105
                                                            --------       --------
Net Income                                                  $  2,871       $  2,493
                                                            ========       ========

Earnings per share (Note 4)
Basic                                                       $   0.43       $   0.41
                                                            ========       ========
Diluted                                                     $   0.41       $   0.39
                                                            ========       ========

Average shares outstanding (Note 4)
  Basic                                                        6,656          6,113
                                                            ========       ========
  Diluted                                                      6,929          6,427
                                                            ========       ========

Dividends declared per share (Note 3)                       $   0.22       $   0.20
                                                            ========       ========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                          2005
                                              --------------------------------------------------------
                                                                                Stock Acquired By
                                                                                -----------------
                                                             Additional                    Management
                                                Common        Paid-in                     Recognition
                                                Stock         Capital         ESOP            Plan
                                                -----         -------         ----            ----

Balance at January 1                          $     63       $ 52,131       $ (1,479)      $     (4)

Comprehensive income:
     Net income
     Change in unrealized gains (losses)
         net of income taxes of ($372)
Total comprehensive income

ESOP shares released                                              458            213

Amortization of deferred compensation
    of Management Recognition Plan                                                                1

Shares issued under stock option plan                             482

Purchase of common stock for
    treasury                                                     (241)

Shares issued to acquire ComBanc, Inc.               7         18,765

Dividends declared (Note 3)
                                              -----------------------------------------------------

Balance at March 31                           $     70       $ 71,595       $ (1,266)      $     (3)
                                              =====================================================

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                      2005                     2004
                                          --------------------------------------------------------------
                                            Net Unrealized
                                          gains (losses) on                   Total            Total
                                            available-for-    Retained     Stockholders    Stockholder's
                                           sale securities    Earnings        Equity          Equity
                                           ---------------    --------        ------          ------
Balance at January 1                            $2,131        $ 74,032       $ 126,874        124,269

Comprehensive income:
     Net income                                                  2,871           2,871          2,493
     Change in unrealized gains (losses)
          net of income taxes of ($372)         (1,445)                         (1,445)           674
                                                                             ---------       --------
Total comprehensive income                                                       1,426          3,167

ESOP shares released                                                               671            659

Amortization of deferred compensation
    of Management Recognition Plan                                                   1              2

Shares issued under stock option plan                                              482          1,092

Purchase of common stock for
    treasury                                                      (341)           (582)          (721)

Shares issued to acquire ComBanc, Inc.                                          18,772             --

Dividends declared (Note 3)                                     (1,508)         (1,508)        (1,238)
                                                -----------------------------------------------------
Balance at March 31                             $  686        $ 75,054       $ 146,136        127,230
                                                =====================================================

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                      Three Months
                                                                     Ended March 31,
                                                                   2005          2004
                                                                   ----          ----
Operating Activities
Net income                                                       $  2,871       $  2,494
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                        347            379
     Depreciation expense                                             504            447
     Accretion of premium and discounts on loans,
         securities, deposits and debt obligations                    347            166
     Amortization of mortgage servicing rights                        166            172
     Net impairment of mortgage servicing rights                     (221)           237
     Amortization of core deposit intangible                          114             27
     Gain on sale of loans                                           (510)          (589)
     Gain on sale of property, plant and equipment                   (111)            --
     Release of ESOP Shares                                           671            659
     Amortization of Management Recognition Plan
        deferred compensation                                           1              2
     Gain on sales of securities                                     (621)           (98)
     Deferred federal income tax credit                                14             12
     Proceeds from sale of loans                                   22,110         20,935
     Origination of mortgage servicing rights, net                   (179)          (177)
     Origination of loans held for sale                           (22,909)       (22,688)
     Decrease in interest receivable and other assets                (932)          (898)
     Increase (decrease) in other liabilities                       1,349           (666)
                                                                 --------       --------
Net cash provided by operating activities                           3,011          1,746

Investing Activities
Proceeds from maturities of held-to-maturity securities                75            109
Proceeds from maturities of available-for-sale securities           6,016         16,836
Proceeds from sale of available-for-sale securities                10,986             --
Proceeds from sales of real estate and
   other assets held for sale                                          65            459
Proceeds from sale of property, plant and equipment                   448             --
Net cash received for acquisition of ComBanc, Inc                  52,340             --
Purchases of available-for-sale securities                        (11,779)        (2,984)
Purchases of Federal Home Loan Bank stock                            (168)          (177)
Purchases of office properties and equipment                       (1,417)          (732)
Net increase in loans receivable                                  (15,730)       (22,212)
                                                                 --------       --------
Net cash provided by (used in) investing activities                40,836         (8,701)

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                      March 31,
                                                                2005           2004
                                                                ----           ----
Financing Activities
Net decrease in deposits                                      (10,803)        (6,997)
Repayment of Federal Home Loan Bank long-term advances           (581)          (448)
Net increase (decrease) in Federal Home Loan Bank
     short-term advances                                      (24,000)         3,900
Decrease in short term line of credit                          (1,000)            --
Decrease in securities sold under repurchase agreements          (775)        (3,977)
Purchase of common stock for treasury                            (582)          (722)
Cash dividends paid                                            (1,342)        (1,238)
Proceeds from exercise of stock options                           482          1,092
                                                             --------       --------
Net cash used in financing activities                         (38,601)        (8,390)
                                                             --------       --------
Increase (decrease) in cash and cash equivalents                5,246        (15,345)
Cash and cash equivalents at beginning of period               20,521         37,783
                                                             --------       --------

Cash and cash equivalents at end of period                   $ 25,767       $ 22,438
                                                             ========       ========

Supplemental cash flow information:
Interest paid                                                $  5,456       $  4,748
                                                             ========       ========
Income taxes paid                                            $     --       $     --
                                                             ========       ========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities           $    778       $   (362)
                                                             ========       ========
Transfers from loans to real estate
     and other assets held for sale                          $    335       $    403
                                                             ========       ========
Noncash investing activities:
Increase (decrease) in net unrealized gain or loss on
     available-for-sale securities                           $ (2,222)      $  1,038
                                                             ========       ========
Common stock issued in ComBanc, Inc. acquisition             $ 18,772       $     --
                                                             ========       ========
Noncash financing activities:
Cash dividends declared but not paid                         $  1,508       $  1,238
                                                             ========       ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

1. Principles of Consolidation

The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company"), and its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2. Basis of Presentation

The consolidated condensed statement of financial condition at December 31, 2004 has been derived from the audited financial statements at that date, which were included in First Defiance's Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2005 and for the three-month period ending March 31, 2005 and 2004 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2004 Annual Report on Form 10-K for the year ended December 31, 2004. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal Bank and First Insurance. At March 31, 2005, goodwill totaled $33.5 million, an increase from the $18.9 million balance reported at December 31, 2004. The increase in goodwill is the result of the ComBanc, Inc acquisition, which closed on January 21, 2005. Total goodwill recognized for the purchase totaled $14.6 million.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

2. Basis of Presentation (continued)

Income Taxes

The Company's effective tax rate differs from the statutory 35% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes.

Stock Compensation

At March 31, 2005, the Company had three stock-based compensation plans, which are more fully described in Note 18 in the financial statements included in First Defiance's 2004 Annual Report on Form 10-K. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                             March 31
                                                         2005         2004
                                                       -------------------------
      Risk free interest rate                            5.52%        5.65%
      Dividend yield                                     3.03%        2.97%
      Volatility factors of expected market price
         of stock                                       0.253%       0.266%
      Weighted average expected life                     9.07 years   8.71 years
      Weighted average grant date fair value
         of options granted                             $3.78        $3.53

Based on the above assumptions, pro forma net income and earnings per share are computed as follows (in thousands, except per share amounts):

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

2. Basis of Presentation (continued)

                                                    Three months ended March 31
                                                      2005               2004
                                                   ----------------------------
      Net Income                                   $   2,871          $   2,493
      Stock-based compensation using the fair
        value method, net of tax                         (56)               (51)
                                                   ----------------------------
      Pro forma net income
                                                   $   2,815          $   2,448
                                                   ============================
      Earnings per share as reported:
        Basic                                      $    0.43          $    0.41
                                                   ============================
        Diluted                                    $    0.41          $    0.39
                                                   ============================
      Pro forma earnings per share:
        Basic                                      $    0.42          $    0.40
                                                   ============================
        Diluted                                    $    0.41          $    0.38
                                                   ============================

Recent Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), which addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. Subsequent increases in cash flows expected to be collected should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. Loans acquired by First Defiance on January 21, 2005 related to the acquisition of ComBanc, Inc were recorded in accordance SOP 03-3.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

2. Basis of Presentation (continued)

Accounting for Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment," which revised SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123 (revised
2004) will be effective for the Company's financial statements issued for the first fiscal year beginning after June 15, 2005. First Defiance will adopt SFAS 123 (revised 2004) in the first quarter of 2006. The method for adoption of this statement is yet to be determined. See SFAS 123 pro forma disclosures included in this Note 2.

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

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

3. Acquisitions

On January 21, 2005, First Defiance completed its acquisition of ComBanc Inc. (ComBanc), a bank-holding company operating four retail bank branch offices headquartered in Delphos, Ohio. The acquisition allows the Company to expand its product offerings to Allen County, Ohio which is adjacent to the Company's existing footprint. Under the terms of the merger, each share of ComBanc common stock was exchanged for .65266 shares of First Defiance common stock, $17.20 in cash, or a combination of cash and stock. Total consideration in the transaction was limited to 50% cash and 50% common stock. In connection with the transaction, 721,164 shares of First Defiance Common stock were issued and $19.0 million of cash was paid. The total cost of the transaction, including legal, accounting and investment banking fees, was $38.3 million. The common shares issued were valued at $26.03 per share representing an average of the closing market prices for two days before and after the date the final exchange ratio was determined. The assets and liabilities of ComBanc were recorded on the balance sheet at their fair value as of the merger date. The results of ComBanc's operations have been included in First Defiance's consolidated statement of income from the date of acquisition.

Refer to Note 4 for discussion on severance and other restructuring costs incurred in connection with the ComBanc merger. Additionally refer to Note 2 for further discussion on goodwill and intangible assets recognized in connection with the ComBanc merger.

The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the ComBanc acquisition.

(In thousands)                                                  January 21, 2005
                                                                ----------------
Assets
     Cash and cash equivalents                                      $ 71,915
     Investment Securities                                               502
     Loans, net of allowance for loan losses                         117,313
     Premises and equipment                                            4,806
     Goodwill and other intangibles                                   14,588
     Other assets                                                      3,692
                                                                    --------
Total Assets                                                         212,816

Liabilities:
     Deposits                                                        163,668
     Borrowings                                                        9,863
     Other liabilities                                                   939
                                                                    --------
Total Liabilities                                                    174,470
                                                                    --------
Net assets acquired                                                 $ 38,346
                                                                    ========

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

3. Acquisitions (continued)

                                                                January 21, 2005
                                                                ----------------

Purchase price                                                       $ 38,346
ComBanc's carrying value of net assets acquired                       (22,637)
                                                                     --------
   Excess of purchase price over ComBanc's carry
   value of net assets acquired                                        15,709
                                                                     --------
Purchase accounting adjustments
   Portfolio loans                                                     (1,487)
   Premises and equipment                                                (672)
   Mortgage service rights                                                (49)
   Deposits                                                               322
   Borrowings                                                             211
   Deferred tax liabilities                                               554
                                                                     --------
Total net tangible assets                                              (1,121)
                                                                     --------

Core deposit intangibles                                               (2,936)
                                                                     --------

Goodwill                                                             $ 11,652
                                                                     ========

The estimated fair values of ComBanc's acquired assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement as additional information becomes available. Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.

On April 8, 2005, the Company completed its acquisition The Genoa Savings and Loan Company (Genoa), a savings and loan operating four branch offices in the Toledo, Ohio area markets of Genoa, Perrysburg, Oregon, and Maumee. Under the terms of the agreement, each share of Genoa stock was exchanged for $30.22 in cash for a total cost of $11 million. The allocation of the purchase price will be determined after completion of valuations to determine the estimated fair values of Genoa's assets and liabilities. The results of Genoa's operations will be included in First Defiance's income statement from the date of acquisition. As this transaction was completed subsequent to March 31, 2005, the accompanying financial statements as of and for the three-month period ended March 31, 2005 do not include the effects of this transaction.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

4. Acquisition Related Charges

During the three months ended March 31, 2005, First Defiance recognized $884,000 of acquisition related charges, of which $442,000 related to severance payments and retention bonuses provided to ComBanc employees during the first quarter of 2005 and $161,000 related to termination of certain contracts. Substantially all severance costs will be paid out by January, 2006.

5. Dividends on Common Stock

As of March 31, 2005, First Defiance had declared a quarterly cash dividend of $.22 per share for the first quarter of 2005, payable April 22, 2005.

6. Earnings Per Share

Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month period ended March 31, 2005 and 2004. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

6. Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                                                      Three months ended March 31
                                                                        2005               2004
                                                                     ----------------------------
      Numerator for basic and diluted earnings per share -
         Net income                                                  $  2,871            $  2,493
      Denominator:
         Denominator for basic earnings per share - weighted
         average shares                                                 6,656               6,113
           Effect of dilutive securities:
             Employee stock options                                       272                 311
             Unvested management recognition plan stock                     1                   3
                                                                     ----------------------------
           Dilutive potential common shares                               273                 314
                                                                     ----------------------------
           Denominator for diluted earnings per share -
             adjusted weighted average shares and assumed
             conversions                                                6,929               6,427
                                                                     ============================
      Basic earnings per share from net income                       $   0.43            $   0.41
                                                                     ============================
      Diluted earnings per share from net income                     $   0.41            $   0.39
                                                                     ============================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

                                                                            March 31, 2005
                                                         ------------------------------------------------------
                                                                         Gross          Gross
                                                         Amortized     Unrealized    Unrealized
                                                            Cost         Gains          Losses       Fair Value
                                                         ------------------------------------------------------
      Available-for-Sale Securities:
           U.S. Treasury securities and obligations
             of U.S. Government corporations and
             agencies                                    $  53,807      $     785      $     232      $  54,360
           Corporate bonds                                   2,058             45             --          2,103
           Mortgage-backed securities                       17,430             50            210         17,270
           REMICs                                            3,425             --             22          3,403
           Collateralized mortgage obligations              19,026             40            220         18,846
           Trust preferred stock                             6,228             72              1          6,299
           Equity securities                                    69              3             --             72
           Obligations of state and political
             subdivisions                                   27,355            758             10         28,103
                                                         ------------------------------------------------------
           Totals                                        $ 129,398      $   1,753      $     695      $ 130,456
                                                         ======================================================

      Held-to-Maturity Securities:
           FHLMC certificates                            $     421      $      13      $      --      $     434
           FNMA certificates                                   934             11              2            943
           GNMA certificates                                   295              4              2            297
           Obligations of state and political
             subdivisions                                      530             75             --            605
                                                         ------------------------------------------------------
           Totals                                        $   2,180      $     103      $       4      $   2,279
                                                         ======================================================

First   Defiance  does  not  believe  the   unrealized   losses  on  securities,
individually or in the aggregate, as of March 31, 2005, represent an other-than-temporary impairment. The unrealized losses are primarily the result of the changes in interest rates and will not prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

7. Investment Securities (continued)

                                                                            December 31, 2004
                                                         ------------------------------------------------------
                                                                          Gross          Gross
                                                         Amortized     Unrealized     Unrealized
                                                            Cost          Gains         Losses       Fair Value
                                                         ------------------------------------------------------
      Available-for-Sale Securities:
           U.S. Treasury securities and obligations
             of U.S. Government corporations and
             agencies                                    $  48,913      $   1,461      $      61      $  50,313
           Corporate bonds                                   6,158            310             --          6,468
           Mortgage-backed securities                       16,645            151             16         16,780
           REMICs                                            4,902             --             26          4,876
           Collateralized mortgage obligations              20,027            136             54         20,109
           Trust preferred stock                             6,228             64             --          6,292
           Equity securities                                    69              4             --             73
           Obligations of state and political
             subdivisions                                   30,781          1,313              2         32,092
                                                         ------------------------------------------------------
           Totals                                        $ 133,723      $   3,439      $     159      $ 137,003
                                                         ======================================================

      Held-to-Maturity Securities:
           FHLMC certificates                            $     459      $      21      $       1      $     479
           FNMA certificates                                   960             12              4            968
           GNMA certificates                                   306              4              1            309
           Obligations of state and political
             subdivisions                                      530             90             --            620
                                                         ------------------------------------------------------
           Totals                                        $   2,225      $     127      $       6      $   2,376
                                                         ======================================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

8. Loans

Loans receivable and held for sale consist of the following (in thousands):

                                                                March 31,    December 31,
                                                                   2005          2004
                                                               --------------------------
      Real Estate:
             One-to-four family residential                    $  229,887      $  190,070
             Construction                                          14,861          15,507
             Non-residential and multi-family                     482,326         415,164
                                                               --------------------------
                                                                  727,074         620,741
      Other Loans:
             Commercial                                           160,749         141,643
             Consumer finance                                      51,753          45,513
             Home equity and improvement                           95,200          90,839
                                                               --------------------------
                                                                  307,702         277,995
                                                               --------------------------
      Total real estate and other loans                         1,034,776         898,736
      Deduct:
             Loans in process                                       6,170           6,340
             Net deferred loan origination fees and costs           1,188           1,233
             Allowance for loan loss                               12,749           9,956
                                                               --------------------------
             Totals                                            $1,014,669      $  881,207
                                                               ==========================

$33.1 million of one-to-four family real estate loans, $1.9 million of construction loans, $59.9 of non-residential and multi-family real estate loans, $13.0 million of commercial loans, $6.7 million of consumer finance loans and $4.6 million of home equity loans were acquired in conjuction with the ComBanc acquisition.

Changes in the allowance for loan losses were as follows (in thousands):

                                                                Three Months ended March 31,
                                                                  2005                 2004
                                                               ------------------------------
      Balance at beginning of period                           $   9,956            $   8,844
      Provision for loan losses                                      347                  379
      Allowance from ComBanc acquisition                           2,538                   --
      Charge-offs:
             One-to-four family residential real estate               --                   52
             Non-residential and multi-family real estate             67                   --
             Commercial                                               45                   14
             Consumer finance                                         57                   38
                                                               ------------------------------
      Total charge-offs                                              169                  104
      Recoveries                                                      77                   48
                                                               ------------------------------
      Net charge-offs                                                 92                   56
                                                               ------------------------------
      Ending allowance                                         $  12,749            $   9,167
                                                               ==============================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

9. Deposits

A summary of deposit balances is as follows (in thousands):

                                                                  March 31,       December 31,
                                                                    2005              2004
                Non-interest-bearing checking accounts            $ 76,644          $ 62,450
                Interest-bearing checking accounts                 102,827            74,964
                Savings accounts                                    85,581            52,132
                Money market demand accounts                       167,315           183,833
                Certificates of deposit                            518,219           424,322
                                                                  --------------------------
                                                                  $950,586          $797,701
                                                                  ==========================

On January 21, 2005, $17.7 million of non-interest-bearing checking accounts, $33.0 million interest-bearing checking accounts, $30.6 million savings accounts, $13.2 million money market demand accounts and $68.8 million of certificates of deposit were acquired as part of the ComBanc acquisition.

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

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                     (Unaudited at March 31, 2005 and 2004)

--------------------------------------------------------------------------------

10. Commitments, Guarantees and Contingent Liabilities (continued)

The Company's maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

                                                  March 31,    December 31,
                                                    2005           2004
                                                 ------------------------
                                                      (In thousands)
      Commercial                                 $ 171,749      $ 112,482
      Real Estate                                   17,693         14,647
      Consumer                                      74,484         66,199
      Standby Letters of Credit                      9,034          9,921
                                                 ------------------------
      Total                                      $ 272,960      $ 203,249
                                                 ========================

The remaining weighted average life for outstanding standby letters of credit was less than one year at March 31, 2005. The Company had $3.8 million of standby letters of credit with a life longer than one year.

11. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 14 in the financial statements included in First Defiance's 2004 Annual Report on Form 10-K. Net periodic postretirement benefit costs include the following components for the three-month periods ended March 31, 2005 and 2004:

                                                           Three Months Ended March 31
                                                              2005             2004
                                                            ------------------------
                                                                  (In thousands)
         Service cost-benefits attributable to service
           during the period                                $      11      $      12
         Interest cost on accumulated postretirement
            benefit obligation                                     24             24
         Net amortization and deferral                              6              6
                                                            ------------------------
         Net periodic postretirement benefit cost           $      41      $      42
                                                            ========================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

General
-------

First Defiance Financial Corp. ("First Defiance" of "the Company") is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance"). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 23 full service branches. On January 21, 2005, First Defiance completed the acquisition of ComBanc, Inc., a four-branch bank holding company located in Delphos, Ohio. The acquisition was accounted for as a purchase and consolidated results include the results of the ComBanc branches from January 21. On April 8, 2005, First Defiance completed the acquisition of The Genoa Savings and Loan Company. This acquisition increased the number of full service branches from 23 to 26. On April 25, 2005, First Federal's Defiance North and Super K-Mart branches were merged, reducing the total to 25. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance's office in Defiance, Ohio while investment and annuity products are sold through registered investment representatives located at three First Federal banking center locations.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $2.2 million at March 31, 2005. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $130.5 million at March 31, 2005. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($54.4 million), corporate bonds ($2.1 million), certain municipal obligations ($28.1 million), CMOs and REMICs ($22.2 million), mortgage backed securities ($17.3 million) and preferred stock and other equity investments ($6.4 million).

In accordance with FAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $1.1 million at March 31, 2005, or $686,000 million after considering the related deferred tax liability.

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

Changes in Financial Condition
------------------------------

At March 31, 2005, First Defiance's total assets, deposits and stockholders' equity amounted to $1.28 billion, $950.6 million and $148.2 million, respectively, compared to $1.13 billion, $797.7 million and $126.9 million, respectively, at December 31, 2004.

Net loans receivable increased $130.8 million to $1.0 billion at March 31, 2005 from $887.4 million at December 31, 2004. The increase in loans receivable occurred primarily in non-residential and multi-family real estate loans, which increased by $67.2 million to $482.3 million, one-to-four family residential loans, which increased by $39.8 million to $229.9 million, home equity and improvement loans, which increased by $4.4 million to $95.2 million and consumer loans, which increased by $6.2 million to $51.8 million. Of the $130.8 million increase in total loans, $119.5 million was a result of the ComBanc, Inc acquisition.

The investment securities portfolio decreased to $132.6 million at March 31, 2005 from $139.3 million at December 31, 2004. The decrease in the balance in the investment portfolio is the result of redeploying funds from securities as they are sold, mature or get called to fund loan growth. At March 31, 2005 there were approximately $997,000 of interest-bearing deposits held at other financial institutions.

Deposits increased from $797.7 million at December 31, 2004 to $950.6 million as of March 31, 2005. Of the total increase of $152.9 million, $163.3 million was a result of the ComBanc, Inc acquisition. At January 21, 2005, ComBanc's deposits included $68.8 million in CDs, $43.8 million in savings accounts, $33.0 million in interest-bearing demand deposits and $17.7 million in non-interest-bearing checking accounts. Excluding the ComBanc acquisition, deposits declined from December 31, 2005 to March 31, 2005 due to $27.6 million of brokered CDs maturing which were not replaced.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Additionally, FHLB advances decreased to $156.9 million at March 31, 2005 from $181.2 million at December 31, 2004. Short-term advances were paid off following the acquisition of ComBanc, a result of ComBanc's strong liquidity position. Short-term borrowings increased to $17.6 million at March 31, 2005 from $11.8 million at December 31, 2004. This is a result of an increase in the balance of securities sold under repurchase agreements, principally due to the ComBanc, Inc acquisition. These accounts are a function of customer demand.

Stockholders' equity increased from $126.9 million at December 31, 2004 to $148.2 million at March 31, 2005. The increase is a result of issuing 721,164 shares of common stock at $26.03 per common share, totaling $18.8 million, to ComBanc, Inc shareholders, $2.9 million of net income, a decrease in unrealized gains on available for sale securities (net of tax) of $1.4 million, the release of ESOP shares which increased equity by $671,000 and $482,000 from the exercise of stock options by First Defiance employees. Those increases were partially offset by $1.5 million of dividends declared and by $582,000 related to the repurchase of shares for treasury.

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

                                                                        Three Months Ended March 31,
                                              -----------------------------------------------------------------------------------
                                                              2005                                         2004
                                              -------------------------------------        --------------------------------------
                                              Average                        Yield/        Average                         Yield/
                                              Balance      Interest(1)      Rate(2)        Balance      Interest(1)       Rate(2)
                                              -------      -----------      -------        -------      -----------       -------
Interest-earning assets:
   Loans receivable                         $  982,125      $   14,767        6.10%      $  749,848      $   10,932        5.86%
   Securities                                  136,650           1,604        4.76          165,239           2,024        4.93
   Interest-earning deposits                     9,942              71        2.90            8,490              32        1.52
   FHLB stock and other                         14,832             165        4.51           17,768             177        4.01
                                            ----------      ----------                   ----------      ----------
   Total interest-earning assets             1,143,549          16,607        5.89          941,345          13,165        5.62
Non-interest-earning assets                     92,133                                       95,226
                                            ----------                                   ----------
   Total assets                             $1,235,682                                   $1,036,571
                                            ==========                                   ==========

Interest-bearing liabilities:
   Deposits                                 $  846,829      $    3,945        1.89%      $  673,193      $    2,998        1.79%
   FHLB advances and other                     160,814           1,800        4.54          163,242           1,785        4.40
   Notes payable                                14,635              81        2.24           10,741              23        0.86
                                            ----------      ----------                   ----------      ----------
   Total interest-bearing liabilities        1,022,278           5,826        2.31          847,176           4,806        2.28
Non-interest bearing deposits                   74,367              --                       53,109              --
                                            ----------      ----------                   ----------      ----------
Total including non-interest bearing
   demand deposits                           1,096,645           5,826        2.15          900,285           4,806        2.15
Other non-interest-bearing liabilities           5,032                                       10,414
                                            ----------                                   ----------
   Total liabilities                         1,101,677                                      910,699
Stockholders' equity                           134,005                                      125,872
                                            ----------                                   ----------
   Total liabilities and stock-
      holders' equity                       $1,235,682                                   $1,036,571
                                            ==========                                   ==========
Net interest income; interest
   rate spread                                              $   10,781        3.58%                      $    8,359        3.34%
                                                            ==========        ====                       ==========        ====
Net interest margin (3)                                                       3.82%                                        3.57%
                                                                              ====                                         ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                                 112%                                         111%
                                                                               ===                                          ===

----------
(1) Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%. First Defiance believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)   Annualized

(3)   Net   interest   margin  is  net  interest   income   divided  by  average
      interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
---------------------

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004
-------------------------------------------------------------------------------

On a consolidated basis, First Defiance had net income of $2.9 million or $.41 per share for the three months ended March 31, 2005 compared to $2.5 million or $0.39 per share in 2004.

Net Interest Income. Net interest income for the 2005 first quarter was $10.4 million, a 30.2% increase over the $8.0 million earned in the first quarter of 2004. Net interest margin for the 2005 first quarter, on a tax-equivalent basis, was 3.82%, a 25 basis point improvement from the first quarter of 2004 and a 15 basis point improvement over the margin reported for the 2004 fourth quarter. The improved margin is due to an improved mix between loans and investment securities and growth in the average balance of non-interest bearing deposits.

Average interest earning assets grew from $941.3 million in the first quarter of 2004 to $1.14 billion in the first quarter of 2005, an increase of 21.5%. The average balance of loans outstanding increased from $749.8 million in the 2004 first quarter to $982.1 million in the first quarter of 2005, while the average balance of investment securities dropped from $165.2 million to $136.7 million between the first quarter of 2004 and the first quarter of 2005. Approximately $90 million of the increase in average loan balances related to the ComBanc acquisition, which closed on January 21, 2005 and the remainder of the $202 million total increase is due to year-over-year balance growth. Yields on loans improved to 6.10% for the 2005 first quarter from 5.86% in the first quarter of 2004. Overall yields on interest-earning assets improved to 5.89% in the 2005 first quarter compared to 5.62% during that same period in 2004. The first quarter yield was also a nine basis point improvement over the 5.80% yield realized in the 2004 fourth quarter.

Average interest-bearing deposits increased to $846.8 million in the 2005 first quarter compared with $673.2 million during the same period of 2004, an increase of $173.6 million or 25.8%. The ComBanc acquisition added $115.6 million in average balances of interest-bearing deposits for the quarter. The average balance in interest-bearing deposits also reflects an increase in brokered certificates of deposits (CDs), which averaged $26.8 million in the 2004 first quarter and increased to $52.8 million in the 2005 period. Excluding the acquisition and brokered CDs, interest-earning deposits increased by $32.0 million in the 2005 first quarter compared with the first quarter of 2004. The cost of interest bearing deposits increased just 10 basis points, to 1.89% for the 2005 first quarter from 1.79% in 2004 and the cost of Federal Home Loan Bank
(FHLB) advances increased 14 basis points, to 4.54% in the 2005 first quarter from 4.40% in the 2004 first quarter. However, an improved mix between advances and deposits resulted in an overall increase in funding costs of just three basis points, to 2.31% for the 2005 quarterly period from 2.28% in the 2004 first quarter.

The margin also benefited from significant growth in non-interest bearing deposits, which increased to $74.4 million in the 2005 first quarter compared with $53.1 million during the first three months of 2004, an increase of 40.1%. Of that $21.3 million increase, $11.8 million was due to the ComBanc acquisition and $9.5 million resulted from other Company initiatives to grow those balances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Provision for Loan Losses. The provision for loan losses was $347,000 in the first quarter of 2005 compared to $379,000 for the first quarter of 2004 despite significant growth in loan balances. The lower provision was due in part to the Company's very low loss experience in the 2005 first quarter, which showed net charge-offs of $92,000. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to First Defiance's market area; and other factors related to the collectibility of First Defiance's loan portfolio. Management believes the balance of the allowance for loan losses is appropriate.

Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                               March 31,     December 31,
                                                                 2005            2004
      Non-accrual loans                                       $   3,142       $   1,893
      Loans over 90 days past due and still accruing                 --              --
                                                              -------------------------
      Total non-performing loans                              $   3,142       $   1,893
      Real estate owned (REO)                                       488              98
                                                              -------------------------
      Total non-performing assets                             $   3,630       $   1,991
                                                              =========================

      Allowance for loans losses as a percentage
        of total loans                                             1.24%           1.12%
      Allowance for loan losses as a percentage
        of non-performing assets                                 351.21%         500.05%
      Allowance for loan losses as a percentage
        of non-performing loans                                  405.76%         525.94%
      Total non-performing assets as a percentage
        of total assets                                            0.28%           0.18%
      Total non-performing loans as a percentage
        of total loans                                             0.31%           0.21%

Of the $3.1 million in non-accrual loans, $2.1 million were commercial loans or non-residential real estate loans and $911,000 were residential mortgage loans. The allowance for loan losses at March 31, 2005 was $12.7 million compared to $9.2 million at March 31, 2004 and $10.0 million at December 31, 2004. For the quarter ended March 31, 2005, First Defiance charged off $171,000 of loans against its allowance and realized recoveries of $77,000 from loans previously charged off. During the same quarter in 2004, First Defiance charged off $104,000 in loans and realized recoveries of $48,000.

Non-Interest Income. Non-interest income increased $950,000 in the first quarter of 2005, to $4.4 million for the quarter ended March 31, 2005 from $3.4 million for the same period in 2004. Individual components of non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans decreased $79,000 to $510,000 for the three months ended March 31, 2005 from $589,000 during the 2004 first quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Gain on Sale of Securities. Gains realized from the sale of investment securities were $621,000 in the first quarter of 2005. This was an increase of $523,000 from a gain of $98,000 in the first quarter of 2004.

Service Fees. Loan and deposit fees increased $259,000 to $1.5 million for the quarter ended March 31, 2005 from $1.3 million for the quarter ended March 31, 2004. Increases occurred primarily in loan servicing fees on sold loans, debit card interchange fees, and checking NSF fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $151,000 to $1.2 million in the first quarter of 2005 from $1.1 million in the same period of 2004. Insurance commission income in the first quarter includes contingent commission income amounts that are paid by insurance companies based on factors such as favorable underwriting experience and achievement of certain premium levels. Such contingent income amounted to $356,000 in 2005 compared to just $155,000 in 2004.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, income from Bank Owned Life Insurance and other miscellaneous charges, increased to $517,000 for the quarter ended March 31, 2005 from $421,000 for the same period in 2004. Non-interest income in the 2005 first quarter includes an $116,000 gain from the sale of a banking center office located in Defiance. Effective April 25, First Defiance relocated that office to a larger, more convenient location and combined it with the branch currently located in a Super K-Mart Center in Defiance.

Non-Interest Expense. Total non-interest expense increased $2.7 million to $10.2 million for the quarter ended March 31, 2005 from $7.5 million for the same period in 2004. Significant individual components of the increase are as follows:

Acquisition Related Charges. First quarter 2005 results included $884,000 of non-recurring costs associated with the ComBanc acquisition. These costs included contract termination fees, employee severance costs and other costs related to the transition.

Compensation and Benefits. Compensation and benefits increased $1.2 million to $5.5 million for the quarter ended March 31, 2005 from $4.3 million for the same period in 2004. The increase was primarily the result of the ComBanc acquisition. The increase was also due to the addition of several new lending positions and a significant number of new support positions in the credit administration, loan processing, deposit operations, data processing and accounting areas.

Amortization and Impairment of Mortgage Servicing Rights. Amortization of mortgage servicing rights ("MSR's") totaled $166,000 in the 2005 first quarter compared to $172,000 in the 2004 first quarter. Rising interest rates during the 2005 first quarter resulted in an increase in the market value of mortgage servicing rights (MSRs). As a result, First Defiance reversed $221,000 of previously recorded impairment charges related to those MSRs. In the 2004 first quarter, First Defiance recorded an impairment charge of $237,000. At March 31, 2005, First Defiance has $386,000 of remaining reserves for MSR impairment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, deposit insurance premiums, and amortization of intangibles) increased to $3.9 million for the quarter ended March 31, 2005 from $2.7 million for the same period in 2004.

Occupancy costs increased by $189,000 and data processing costs increased by $270,000 between the first quarter of 2004 and the first quarter of 2005. Data processing costs included approximately $50,000 on non-recurring costs required to run parallel communications networks during a recent communication's network conversion. Non-interest expense also included amortization of core deposit intangibles totaling $114,000, compared to just $27,000 in the 2004 first quarter period, a result of additional core deposit intangibles acquired as part of the ComBanc acquisition. The efficiency ratio for the first quarter of 2005 was 70.39% based on GAAP earnings and 64.78% on a core operating earnings basis. The efficiency ratio for the first quarter of 2004 was 64.87%.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 32.92% for the quarter ended March 31, 2005 compared to 30.71% for the same period in 2004. The effective tax rate is lower than the Company's statutory 35% rate because it has approximately $27.4 million invested in municipal securities, and $18.8 million of bank owned life insurance which are both exempt from federal tax.

As a result of the above factors, income for the quarter ended March 31, 2005 was $2.9 million compared to income of $2.5 million for the comparable period in 2004. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 2005 were each $0.43 and $.41, respectively, compared to basic and diluted earnings per share from continuing operations of $0.41 and $0.39, respectively, for the quarter ended March 31, 2004.

Liquidity and Capital Resources
-------------------------------

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $3.0 million of cash from operating activities during the first three months of 2005. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At March 31, 2005, First Defiance had $74.5 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $198.5 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $10.1 million of loans held-for-sale. Also as of March 31, 2005, the total amount of certificates of deposit that are scheduled to mature by March 31, 2006 is $267.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. As of March 31, 2005, all of these securities pass the FFIEC high-risk security test. The weighted average life of these securities does not exceed the test limits in an instantaneous rate increase scenario of 200 and 300 basis points. The total $22.2 million balance of these securities are not classified as high risk at March 31, 2005 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                                                 Core Capital                  Risk-Based Capital
                                                        Adequately           Well          Adequately          Well
                                                        Capitalized      Capitalized      Capitalized      Capitalized
                                                        -----------      -----------      -----------      -----------
Regulatory capital                                       $  109,999       $  109,999       $  122,671       $  122,671
Minimum required regulatory capital                          49,870           62,337           81,097          101,371
                                                         ----------       ----------       ----------       ----------
Excess regulatory capital                                $   60,129       $   47,662       $   41,574       $   21,300
                                                         ==========       ==========       ==========       ==========

Regulatory capital as a percentage of assets (1)                8.8%             8.8%            12.1%            12.1%
Minimum capital required as a percentage of assets              4.0%             5.0%             8.0%            10.0%
                                                         ----------       ----------       ----------       ----------
Excess regulatory capital as a percentage of assets             4.8%             3.8%             4.1%             2.1%
                                                         ==========       ==========       ==========       ==========

(1)   Core capital is computed as a percentage of adjusted  total assets of $1.2
      billion.   Risk-based  capital  is  computed  as  a  percentage  of  total risk-weighted assets of $1.0 billion.

Pending Acquisition

On April 8, 2005, First Defiance completed the acquisition of the Genoa Savings and Loan Company in a transaction valued at $11 million. Management expects acquisition related costs, including contract termination fees and severance payments, will not exceed $2.35 million on a pretax basis. The transaction was financed through existing liquidity. On a pro forma basis, using March 31, 2005 data, First Defiance will have $1.4 billion in total assets, $1.1 billion in loans, $1.0 billion in total deposits and $146.1 million in shareholders equity. The acquisition is expected to result in an additional $4.1 in additional goodwill and other intangibles.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company's Annual Report on Form 10-K include the Allowance for Loan Losses, the Valuation of Mortgage Servicing Rights and the Deferral of Fees under SFAS 91. There have been no material changes in assumptions or judgments relative to those critical policies during the first quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

FDIC Insurance

The deposits of First Federal are currently insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance to commercial bank depositors. Both the SAIF and BIF are required by law to maintain a reserve ratio of 1.25% of insured deposits. First Federal's annual deposit insurance premiums for 2005 are approximately $0.014 per $100 of deposits.

Item 3. Qualitative and Quantitative Disclosure About Market Risk
-----------------------------------------------------------------

As discussed in detail in the 2004 Annual Report on Form 10-K, First Defiance's ability to maximize net income is dependent on management's ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation as of March 31, 2005 indicate that in an environment where interest rates rise 100 basis points over a 12 month period, First Defiance's net interest income would increase by just 0.32% over the base case scenario. Were interest rates to fall by 100 basis points during the same 12-month period, the simulation indicates that net interest income would decrease by only 1.61%. It should be noted that other areas of First Defiance's income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

In addition to the simulation analysis, First Federal also prepares an "economic value of equity" ("EVE") analysis. This analysis calculates the net present value of First Federal's assets and liabilities in rate shock environments that range from -100 basis points to +200 basis points. The results of this analysis are reflected in the following table.

                                            March 31, 2005
--------------------------------------------------------------------------------------------------------------
                                                                        Economic Value of Equity as % of
                                  Economic Value of Equity                   Present Value of Assets
                          ------------------------------------------------------------------------------------
 Change in Rates          $ Amount       $ Change       % Change             Ratio              Change
                          (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------
    + 200 bp               162,065         5,145          3.28%              13.11%             81  bp
    + 100 bp               160,194         3,274          2.09%              12.75%             45  bp
        0 bp               156,920            --            --               12.30%             --
     -100 bp               151,255        (5,665)        (3.61%)             11.69%            (61) bp
     -200 bp               143,800       (13,120)        (8.36%)             10.97%           (133) bp

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of March 31, 2005, First Federal would experience a 3.28% increase in its economic value of equity. If rates would fall by 200 basis points its economic value of equity would decline by 8.36%. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is generally negligible because both its assets and liabilities have relatively short durations and the durations are fairly closely matched. The average duration of its assets at March 31, 2005 was 1.49 years while the average duration of its liabilities was 2.06 years.

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

Item 4. Controls and Procedures
-------------------------------

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                         FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

      First Defiance is not engaged in any legal proceedings of a material nature.

Item 2. Changes in Securities

-------------------------------------------------------------------------------------------------------
                                                                                          Maximum
                                                                Total Number of         Number of
                                                              Shares Purchased as    Shares that May
                                               Average Price    Part of Publicly    Yet Be Purchased
                          Total Number of          Paid        Announced Plans or  Under the Plans or
         Period           Shares Purchased       Per Share          Programs          Programs (a)
-------------------------------------------------------------------------------------------------------
January 1, 2005 -
 January 31, 2005                    5,200           $28.06              5,200              452,203
-------------------------------------------------------------------------------------------------------
February 1, 2005 -
 February 28, 2005                   7,372           $28.04              7,372              444,831
-------------------------------------------------------------------------------------------------------
March 1, 2005 -
 March 31, 2005                      8,024           $28.58              8,024              436,319
-------------------------------------------------------------------------------------------------------
Total for 2005
 First Quarter                      20,596           $28.25             20,596              436,319
-------------------------------------------------------------------------------------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders

      At the annual meeting of shareholders held on April 19, 2005, in Defiance, Ohio the shareholders elected three directors to three-year terms and approved the adoption of the 2005 stock option and incentive plan. The following are tabulations of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

      I.    Nominees for Director with Three-year Terms Expiring in 2008:

      NOMINEE                                     FOR                  WITHHELD
      Dr. John U. Fauster                     5,138,512                558,030
      James L. Rohrs                          5,150,473                546,069
      Thomas A. Voigt                         5,151,709                544,833

      II.   Proposal to Adopt the 2005 Stock Option and Incentive Plan:

                                                 FOR                  WITHHELD
                                              3,475,461              1,351,751

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

      Exhibit 31.1   Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act

      Exhibit 31.2   Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act

      Exhibit 32.1   Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act

      Exhibit 32.2   Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act

(b)   Reports on Form 8-K

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on April 19, 2005, which included a copy of the Company's earnings release for the quarter ended March 31, 2005.

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on April 11, 2005, announcing the completion of The Genoa Savings and Loan Company acquisition, which occurred on April 8, 2005.

      First Defiance Financial Corp filed a report on Form 8-K with the Securities and Exchange Commission on February 23, 2005, announcing that the Board of Directors increased the size of its board from nine to 12 members and elected Dwain I. Metzger and John L. Bookmyer to fill the newly created vacancies. Mr. Metzger was elected to serve until the 2006 annual meeting and Mr. Bookmyer was elected to serve until the 2007 annual meeting. Mr. Bookmyer was also appointed to the audit committee.

      First Defiance Financial Corp filed a report on Form 8-K with the Securities and Exchange Commission on January 19, 2005, announcing the completion of the ComBanc, Inc. acquisition, which occurred on January 21, 2005.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                              First Defiance Financial Corp.
                                              (Registrant)


Date: May 10, 2005                            By: /s/ William J. Small
      ------------                               -------------------------------
                                                  William J. Small
                                                  Chairman, President and
                                                  Chief Executive Officer


Date: May 10, 2005                            By: /s/ John C. Wahl
      ------------                               -------------------------------
                                                  John C. Wahl
                                                  Senior Vice President, Chief
                                                  Financial Officer and
                                                  Treasurer