Form 10-Q
period 2005-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2005-08-09
CIK 946647

UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 For the Quarterly Period Ended June 30, 2005
                                                          -------------

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 For the Transition Period from
      ___________to__________

Commission file number 0-26850
                      --------

                         First Defiance Financial Corp.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                                       34-1803915
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

601 Clinton Street, Defiance, Ohio                                         43512
-------------------------------------------------                   ------------
(Address or principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 7,051,892 shares outstanding at August 5, 2005

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX

                                                                                     Page Number
                                                                                     -----------
PART I.-FINANCIAL INFORMATION

 Item 1.       Consolidated Condensed Financial Statements:

               Consolidated Condensed Statements of Financial
               Condition - June 30, 2005 and December 31, 2004                              2

               Consolidated Condensed Statements of Income -
               Three and six months ended June 30, 2005 and 2004                            4

               Consolidated Condensed Statement of Changes in Stockholders'
               Equity - Six months ended June 30, 2005                                      5

               Consolidated Condensed Statements of Cash Flows
               - Six months ended June 30, 2005 and 2004                                    7

               Notes to Consolidated Condensed Financial Statements                         9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                         24

Item 3.        Quantitative and Qualitative Disclosures about
               Market Risk                                                                 39

Item 4.        Controls and Procedures                                                     40

PART II-OTHER INFORMATION:

 Item 1.       Legal Proceedings                                                           41

 Item 2.       Changes in Securities                                                       41

 Item 3.       Defaults upon Senior Securities                                             41

 Item 4.       Submission of Matters to a Vote of Security Holders                         41

 Item 5.       Other Information                                                           41

 Item 6.       Exhibits and Reports on Form 8-K                                            41

               Signatures                                                                  43

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         FIRST DEFIANCE FINANCIAL CORP.
            Consolidated Condensed Statements of Financial Condition
                             (Amounts in Thousands)

----------------------------------------------------------------------------------------

                                                       June 30, 2005   December 31, 2004
                                                       -------------   -----------------
ASSETS                                                  (unaudited)
Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                       $      31,100     $      19,891
     Interest-bearing deposits                                 7,244               630
                                                       -------------     -------------
                                                              38,344            20,521
Securities:
     Available-for-sale, carried at fair value               110,515           137,003
     Held-to-maturity, carried at amortized cost
         (approximate fair value $2,159 and $2,376
         at June 30, 2005 and December 31,
         2004 respectively)                                    2,059             2,255
                                                       -------------     -------------
                                                             112,574           139,258
Loans held for sale                                            7,224             2,295
Loans receivable, net of allowance of $13,460 and
     $9,956 at June 30, 2005 and December 31, 2004
     respectively                                          1,120,201           878,912
Accrued interest receivable                                    5,772             4,653
Federal Home Loan Bank stock and other
     interest-earning assets                                  17,083            13,376
Bank owned life insurance                                     18,939            18,581
Office properties and equipment                               31,690            24,248
Real estate and other assets held for sale                       487                98
Goodwill and other intangibles                                39,704            18,933
Mortgage servicing rights                                      4,625             3,598
Other assets                                                   2,983             2,194
                                                       -------------     -------------
Total assets                                           $   1,399,626     $   1,126,667
                                                       =============     =============

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                             (Amounts in Thousands)

-------------------------------------------------------------------------------------------

                                                          June 30, 2005   December 31, 2004
                                                          -------------   -----------------
                                                           (unaudited)
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Non-interest-bearing deposits                             $      87,172      $      62,450
Interest-bearing deposits                                       959,309            735,251
                                                          -------------      -------------
     Total deposits                                           1,046,481            797,701

Advances from Federal Home Loan Bank                            173,716            178,213
Notes payable and other interest-bearing liabilities             20,875             14,804
Advance payments by borrowers for taxes and insurance               291                278
Deferred taxes                                                    1,538                934
Other liabilities                                                 9,175              7,863
                                                          -------------      -------------
Total liabilities                                             1,252,076            999,793

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000 shares authorized; no shares
     issued                                                          --                 --
Common stock, $.01 par value per share:
     20,000 shares authorized; 7,056
      and 6,280 shares outstanding, respectively                     71                 63
Additional paid-in capital                                       72,246             52,131
Stock acquired by ESOP                                           (1,160)            (1,479)
Deferred compensation                                                (3)                (4)
Accumulated other comprehensive income,
     net of income taxes of $544
     and $1,148, respectively                                     1,010              2,131
Retained earnings                                                75,386             74,032
                                                          -------------      -------------
Total stockholders' equity                                      147,550            126,874
                                                          -------------      -------------

Total liabilities and stockholders' equity                $   1,399,626      $   1,126,667
                                                          =============      =============

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)

-------------------------------------------------------------------------------------------------------------
                                                            Three Months ended            Six Months ended
                                                                 June 30,                    June 30,
                                                             2005         2004          2005          2004
                                                             ----         ----          ----          ----
Interest Income
Loans                                                      $ 17,045     $ 11,279      $ 31,808      $ 22,207
Investment securities                                         1,286        1,727         2,724         3,592
Interest-bearing deposits                                       134            4           205            36
                                                           --------     --------      --------      --------
Total interest income                                        18,465       13,010        34,737        25,835
Interest Expense
Deposits                                                      4,911        3,071         8,856         6,069
FHLB advances and other                                       1,791        1,790         3,591         3,575
Notes payable and warehouse loans                               114           20           195            43
                                                           --------     --------      --------      --------
Total interest expense                                        6,816        4,881        12,642         9,687
                                                           --------     --------      --------      --------
Net interest income                                          11,649        8,129        22,095        16,148
Provision for loan losses                                       349          490           696           868
                                                           --------     --------      --------      --------
Net interest income after provision for loan losses          11,300        7,639        21,399        15,280
Non-interest Income
Service fees and other charges                                1,755        1,373         3,188         2,578
Insurance commission income                                   1,050        1,223         2,263         2,286
Dividends on stock and other interest income                    204          153           369           330
Gain on sale of loans                                           588          804         1,098         1,393
Gain on sale of securities                                      515          293         1,136           392
Trust income                                                     61           50           139            98
Income from Bank Owned Life Insurance                           180          192           357           385
Other non-interest income                                        56           43           231            92
                                                           --------     --------      --------      --------
Total non-interest income                                     4,409        4,131         8,781         7,554
Non-interest Expense
Compensation and benefits                                     6,006        4,473        11,518         8,788
Occupancy                                                     1,198          842         2,227         1,682
SAIF deposit insurance premiums (credit)                         37           28            68           (14)
State franchise tax                                             290          157           574           312
Acquisition related charges                                   2,476           --         3,360            --
Data processing                                                 778          579         1,591         1,122
Amortization of mortgage servicing rights                       230          233           396           406
Net impairment (recovery) of mortgage servicing rights           95         (524)         (126)         (287)
Amortization of intangibles                                     214           27           328            55
Other non-interest expense                                    1,519        1,319         3,098         2,536
                                                           --------     --------      --------      --------
Total non-interest expense                                   12,843        7,134        23,034        14,600
                                                           --------     --------      --------      --------
Income before income taxes                                    2,866        4,636         7,146         8,234
Federal income taxes                                            838        1,492         2,247         2,597
                                                           --------     --------      --------      --------
Net Income                                                 $  2,028     $  3,144      $  4,899      $  5,637
                                                           ========     ========      ========      ========

Earnings per share (Note 6)
      Basic                                                $   0.29     $   0.51      $   0.72      $   0.92
                                                           ========     ========      ========      ========
      Diluted                                              $   0.28     $   0.49      $   0.70      $   0.88
                                                           ========     ========      ========      ========

Average shares outstanding (Note 6)
      Basic                                                   6,887        6,125         6,771         6,115
                                                           ========     ========      ========      ========
      Diluted                                                 7,134        6,385         7,031         6,402
                                                           ========     ========      ========      ========

Dividends declared per share (Note 5)                      $   0.22     $   0.20      $   0.44      $   0.40
                                                           ========     ========      ========      ========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)

----------------------------------------------------------------------------------------------------
                                                                       2005
                                               -----------------------------------------------------

                                                                                   Stock Acquired By
                                                                                   -----------------
                                                           Additional                 Management
                                                Common      Paid-in                   Recognition
                                                Stock       Capital        ESOP          Plan
                                                -----       -------        ----          ----
Balance at January 1                             $ 63       $52,131      $(1,479)        $ (4)

Comprehensive income:
     Net income
     Change in unrealized gains (losses)
         net of income taxes of $604
Total comprehensive income

ESOP shares released                                            680          319

Amortization of deferred compensation
    of Management Recognition Plan                                                          1

Shares issued under stock option plan               1         1,090

Purchase of common stock for
    treasury                                                   (419)

Shares issued to acquire ComBanc, Inc               7        18,764

Dividends declared (Note 5)
                                                 --------------------------------------------

Balance at June 30                               $ 71       $72,246      $(1,160)        $ (3)
                                                 ============================================

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                                   (UNAUDITED)
                             (Amounts in Thousands)

----------------------------------------------------------------------------------------------------------
                                                                     2005                        2004
                                           ----------------------------------------------------------
                                             Net Unrealized
                                           gains (losses) on                     Total         Total
                                             available-for-        Retained   Stockholders  Stockholder's
                                            sale securities         Earnings     Equity        Equity
                                            ---------------         --------     ------        ------
Balance at January 1                            $2,131             $  74,032    $ 126,874       124,269

Comprehensive income:
     Net income                                                        4,899        4,899         5,637
     Change in unrealized gains (losses)
          net of income taxes of $604           (1,121)                            (1,121)       (2,152)
                                                                                ---------     ---------
Total comprehensive income                                                          3,778         3,485

ESOP shares released                                                                  999           977

Amortization of deferred compensation
    of Management Recognition Plan                                                      1             3

Shares issued under stock option plan                                               1,091         1,256

Purchase of common stock for
    treasury                                                            (533)        (952)       (3,081)

Shares issued to acquire ComBanc, Inc                                              18,771            --

Dividends declared (Note 5)                                           (3,012)      (3,012)       (2,457)

                                                -------------------------------------------------------

Balance at June 30                              $1,010             $  75,386    $ 147,550       124,452
                                                =======================================================

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)

-------------------------------------------------------------------------------------------
                                                                          Six Months
                                                                        Ended June 30,
                                                                      2005         2004
                                                                      ----         ----
Operating Activities
Net income                                                          $  4,899     $  5,637
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                           696          868
     Provision for depreciation                                        1,121          905
     Accretion of premium and discounts on loans,
         Securities, deposits and debt obligations                       811          228
     Amortization of mortgage servicing rights                           396          405
     Net recovery of mortgage servicing rights impairment               (126)        (287)
     Amortization of core deposit intangible                             328           54
     Gain on sale of loans                                            (1,098)      (1,393)
     (Gain) loss on sale of property, plant and equipment               (111)           2
     Release of ESOP Shares                                              999          977
     Amortization of Management Recognition Plan
         deferred compensation                                             1            3
     Gains on sales of securities                                     (1,136)        (392)
     Deferred federal income tax expense                                 246          249
     Proceeds from sale of loans                                      46,423       59,514
     Origination of mortgage servicing rights, net                      (370)        (470)
     Origination of loans held for sale                              (50,254)     (56,197)
     Decrease (increase) in interest receivable and other assets         374       (1,049)
     Increase (decrease) in other liabilities                             31         (202)
                                                                    --------     --------
     Net cash provided by operating activities                         3,230        8,852

Investing Activities
Proceeds from maturities of held-to-maturity securities                  193          190
Proceeds from maturities of available-for-sale securities             18,088       29,056
Proceeds from sale of available-for-sale securities                   21,561        5,293
Proceeds from sale of Federal Home Loan Bank stock                        --        4,671
Proceeds from sales of real estate and
   other assets held for sale                                            140          729
Proceeds from sale of property, plant and equipment                    1,190           --
Net cash received for acquisition of ComBanc, Inc                     52,301           --
Net cash paid for acquisition of Genoa Savings and Loan Co              (604)
Purchases of available-for-sale securities                           (13,779)     (20,101)
Purchases of Federal Home Loan Bank stock                               (373)          --
Purchases of office properties and equipment                          (2,855)        (951)
Net increase in loans receivable                                     (58,644)     (74,141)
                                                                    --------     --------
Net cash provided by (used in) investing activities                   17,218      (55,254)

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)

----------------------------------------------------------------------------------

                                                              Six Months Ended
                                                                 June 30,
                                                             2005         2004
                                                             ----         ----
Financing Activities
Net increase in deposits                                      8,314       24,246
Repayment of Federal Home Loan Bank long-term advances       (1,227)        (899)
Net increase (decrease) in Federal Home Loan Bank
     short-term advances                                     (6,500)      13,000
Decrease in securities sold under repurchase agreements        (539)      (2,907)
Purchase of common stock for treasury                          (952)      (3,081)
Cash dividends paid                                          (2,812)      (2,457)
Proceeds from exercise of stock options                       1,091        1,256
                                                           --------     --------
Net cash (used in) provided by financing activities          (2,625)      29,158
                                                           --------     --------
Increase (decrease) in cash and cash equivalents             17,823      (17,254)
Cash and cash equivalents at beginning of period             20,521       37,783
                                                           --------     --------

Cash and cash equivalents at end of period                 $ 38,344     $ 20,539
                                                           ========     ========

Supplemental cash flow information:
Interest paid                                              $  6,466     $  9,843
                                                           ========     ========
Income taxes paid                                          $  2,158     $  2,078
                                                           ========     ========

Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities         $    604     $    999
                                                           ========     ========
Transfers from loans to real estate
     and other assets held for sale                        $    353     $    531
                                                           ========     ========

Noncash investing activities:
Decrease in net unrealized gain or loss on
     available-for-sale securities                         $ (1,725)    $ (3,310)
                                                           ========     ========

Noncash financing activities:
Cash dividends declared but not paid                       $  1,543     $  1,218
                                                           ========     ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

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

The accompanying consolidated condensed financial statements as of June 30, 2005 and for the three and six-month periods ending June 30, 2005 and 2004 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2004 Annual Report on Form 10-K for the year ended December 31, 2004. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal Bank and First Insurance. At June 30, 2005, goodwill totaled $39.7 million, an increase from the $18.9 million balance reported at December 31, 2004. The increase in goodwill is the result of the ComBanc, Inc acquisition, which closed on January 21, 2005 and the Genoa Savings and Loan Company acquisition, which closed on April 8, 2005. Total goodwill recognized was $15.7 million related to the acquisition of ComBanc, Inc. and $5.4 million related to the acquisition of the Genoa Savings and Loan Company.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

2. Basis of Presentation (continued)

Income Taxes

The Company's effective tax rate differs from the statutory 35% federal tax rate primarily due to municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes.

Stock Compensation

At June 30, 2005, the Company had three stock-based compensation plans, which are more fully described in Note 18 in the financial statements included in First Defiance's 2004 Annual Report on Form 10-K. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       June 30
                                                  2005          2004
                                               --------------------------
Risk free interest rate                           5.43%         5.54%
Dividend yield                                    3.06%         2.95%
Volatility factors of expected market price
   of stock                                       0.251%        0.261%
Weighted average expected life                    8.32 years    8.89 years
Weighted average grant date fair value
   of options granted                             $3.94         $3.77

Based on the above assumptions, pro forma net income and earnings per share are computed as follows (in thousands, except per share amounts):

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

2. Basis of Presentation (continued)

                                       Three months ended      Six months ended
                                             June 30,              June 30,
                                         2005       2004       2005       2004
                                       ----------------------------------------
                                       (In Thousands, except per share amounts)
Net Income                             $ 2,028    $ 3,144    $ 4,899    $ 5,637
Stock-based compensation using
 the fair  value method, net of tax        (71)       (59)      (127)      (104)
                                       ----------------------------------------
Pro forma net income from
 continuing operations                 $ 1,957    $ 3,085    $ 4,772    $ 5,533
                                       ========================================
Earnings per share as reported:
  Basic                                $  0.29    $  0.51    $  0.72    $  0.92
                                       ========================================
  Diluted                              $  0.28    $  0.49    $  0.70    $  0.88
                                       ========================================
Pro forma earnings per share:
  Basic                                $  0.28    $  0.50    $  0.70    $  0.90
                                       ========================================
  Diluted                              $  0.27    $  0.48    $  0.68    $  0.87
                                       ========================================

Recent Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), which addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. Subsequent increases in cash flows expected to be collected should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. Loans acquired by First Defiance on January 21, 2005 related to the acquisition of ComBanc, Inc and on April 8, 2005 related to the acquisition of the Genoa Savings and Loan Company were recorded in accordance SOP 03-3.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

2. Basis of Presentation (continued)

Share-Based Payments

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

Other Than Temporary Impairments

At a meeting on June 29, 2005, the FASB elected not to provide guidance on the meaning of other-than-temporary impairment and directed the staff to issue proposed FSP 03-1-a "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1" as final. The final FSP superseded EITF Issue No. 03-1 "The Meaning of Other than Temporary Impairment and its Application to Certain Investments" and also EITF Topic No. D-44 "Recognition of Other-Than-Temporary Impairment upon the Plan Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" replaces the guidance set forth in paragraph 10-18 of issue 03-1 with references to existing other-than-temporary impairment guidance such as FASB Statement No. 115, SEC Staff Accounting Bulletin No. 59 and APB Opinion No. 18. FSP FAS 115-1 also will codify the guidance set for in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management does not believe this guidance will have any material impact on the financial condition or results of operations of First Defiance.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

2. Basis of Presentation (continued)

Accounting Changes and Error Corrections

On June 1, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20 "Accounting Changes", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of First Defiance.

3. Acquisitions

On January 21, 2005, First Defiance completed its acquisition of ComBanc Inc. ("ComBanc"), a bank-holding company operating four retail bank branch offices headquartered in Delphos, Ohio. The acquisition allows the Company to expand its product offerings to Allen County, Ohio which is adjacent to the Company's existing footprint. Under the terms of the merger, each share of ComBanc common stock was exchanged for .65266 shares of First Defiance common stock, $17.20 in cash, or a combination of cash and stock. Total consideration in the transaction was limited to 50% cash and 50% common stock. In connection with the transaction, 721,164 shares of First Defiance Common stock were issued and $19.0 million of cash was paid. The total cost of the transaction was $37.8 million. The common shares issued were valued at $26.03 per share representing an average of the closing market prices for two days before and after date the final exchange ratio was determined. The assets and liabilities of ComBanc were recorded on the balance sheet at their fair value as of the merger date. The results of ComBanc's operations have been included in First Defiance's consolidated statement of income from the date of acquisition.

On April 8, 2005, the Company completed its acquisition of Genoa Savings and Loan Company ("Genoa"), a savings and loan operating four branch offices in the Toledo, Ohio area markets of Genoa, Perrysburg, Oregon, and Maumee. Under the terms of the agreement, each share of Genoa stock was exchanged for $30.22 in cash for a total cost of $11 million. The assets and liabilities of Genoa were recorded on the balance sheet at their fair value as of the merger date. The results of Genoa' operations have been included in First Defiance's consolidated statement of income from the date of acquisition.

Refer to Note 4 for discussion on severance and other restructuring costs incurred in connection with the ComBanc and Genoa mergers. Additionally refer to
Note 2 for further discussion on goodwill and intangible assets recognized in connection with the ComBanc and Genoa mergers.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

3.   Acquisitions (continued)

The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the acquisitions.

                                                 ComBanc        Genoa
                                                 -------        -----
Assets                                              (In thousands)
     Cash and cash equivalents                  $  71,915     $ 10,599
     Investment Securities                            502           15
     Loans, net of allowance for loan losses      117,313       66,905
     Premises and equipment                         4,806        2,345
     Goodwill and other intangibles                15,656        5,443
     Other assets                                   2,624        3,011
                                                ----------------------
Total Assets                                      212,816       88,318

Liabilities:
     Deposits                                     163,668       76,786
     Borrowings                                     9,863           --
     Other liabilities                                939          332
                                                ----------------------
Total Liabilities                                 174,470       77,118
                                                ----------------------
Net assets acquired                             $  38,346     $ 11,200
                                                ======================

Purchase price                                  $  38,346     $ 11,200
Carrying value of net assets acquired             (22,618)      (6,737)
                                                ----------------------
Excess of purchase price over carry value
 of net assets acquired                            15,728        4,463
Purchase accounting adjustments
   Portfolio loans                                 (1,487)        (978)
   Premises and equipment                            (651)       1,609
   Mortgage service rights                            (49)        (116)
   Deposits                                           322          301
   Borrowings                                         211           --
   Deferred tax liabilities                         1,582          164
                                                ----------------------
Total net tangible assets                             (72)         980
Core deposit intangibles                           (2,936)      (1,146)
                                                ----------------------
Goodwill                                        $  12,720     $  4,297
                                                ======================

The estimated fair value of ComBanc's and Genoa's acquired assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement as additional information becomes available. Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

4. Acquisition Related Charges

During the six months ended June 30, 2005, First Defiance recognized $3,360,000 of acquisition related charges associated with the acquisitions. Acquisition related charges for the ComBanc acquisition totaled $975,000, of which $471,000 related to severance payments and retention bonuses provided to ComBanc employees and $385,000 related to termination of certain ComBanc contracts. Acquisition related charges for the Genoa acquisition totaled $2.4 million, of which approximately $313,000 related to severance payments and retention bonuses provided to Genoa employees and $1.8 million related to termination of certain Genoa contracts. Substantially all severance costs will be paid out by January 2006.

5. Dividends on Common Stock

As of June 30, 2005, First Defiance had declared a quarterly cash dividend of $.22 per share for the second quarter of 2005, payable July 22, 2005.

6. Earnings Per Share

Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month period ended March 31, 2005 and 2004. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and six months ended June 30, 2005 and 2004, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

6. Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                          Three months ended   Six months ended
                                               June 30,            June 30,
                                           2005      2004      2005      2004
                                          ------------------------------------
Numerator for basic and diluted
 earnings per share - Net income          $2,028    $3,144    $4,899    $5,637
Denominator:
   Denominator for basic earnings
   per share - weighted average shares     6,887     6,125     6,771     6,115
   Effect of dilutive securities:
     Employee stock options                  246       258       259       285
     Unvested management recognition
       plan stock                              1         2         1         2
                                          ------------------------------------
   Dilutive potential common shares          247       260       260       287
                                          ------------------------------------
Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions        7,134     6,385     7,031     6,402
                                          ====================================
Basic earnings per share from net income  $ 0.29    $ 0.51    $ 0.72    $ 0.92
                                          ====================================
Diluted earnings per share from
 net income                               $ 0.28    $ 0.49    $ 0.70    $ 0.88
                                          ====================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

                                                                      June 30, 2005
                                                 --------------------------------------------------------
                                                                   Gross          Gross
                                                  Amortized     Unrealized     Unrealized
                                                    Cost           Gains         Losses       Fair Value
                                                 --------------------------------------------------------
Available-for-Sale Securities:
     U.S. Treasury securities and obligations
       of U.S. Government corporations and
       agencies                                  $    42,682    $       685    $       115    $    43,252
     Mortgage-backed securities                       16,488             82             53         16,517
     REMICs                                            2,284             --             13          2,271
     Collateralized mortgage obligations              18,021             89            110         18,000
     Trust preferred stock                             6,230             66             --          6,296
     Equity securities                                    64              9             --             73
     Obligations of state and political
       subdivisions                                   23,192            914             --         24,106
                                                 --------------------------------------------------------
     Totals                                      $   108,961    $     1,845    $       291    $   110,515
                                                 ========================================================

Held-to-Maturity Securities:
     FHLMC certificates                          $       365    $        12    $        --    $       377
     FNMA certificates                                   886             13              3            896
     GNMA certificates                                   278              3              1            280
     Obligations of state and political
       subdivisions                                      530             76             --            606
                                                 --------------------------------------------------------
     Totals                                      $     2,059    $       104    $         4    $     2,159
                                                 ========================================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

7. Investment Securities (continued)

The following table summarizes First Defiance's securities that were in an unrealized loss position at June 30, 2005:

                                        Duration of Unrealized Loss Position
                                --------------------------------------------------
                                   Less than 12 Months        12 Month or Longer              Total
                                -------------------------- -----------------------   ------------------------
                                               Gross                      Gross
                                  Fair      Unrealized       Fair      Unrealized       Fair      Unrealized
                                  Value        Loss          Value        Loss          Value        Loses
                                -----------------------------------------------------------------------------
                                                                (In Thousands)
At June 30, 2005
Available-for-sale
   securities:
   U.S. treasury securities
     and obligations of U.S.
     government corporations
     and agencies               $  20,401    $     (84)    $   1,970    $     (31)    $  22,371    $    (115)
   Mortgage-backed
     securities                     7,686          (40)          675          (13)        8,361          (53)
   Collateralized mortgage
     obligations                   10,092          (54)        5,137          (69)       15,229         (123)
Held to maturity securities:
   Mortgage-backed
     securities                       126           (2)          155           (2)          281           (4)
                                ----------------------------------------------------------------------------
Total temporarily impaired
   securities                   $  38,305    $    (179)    $   7,957    $    (115)    $  46,262    $    (295)
                                ============================================================================

First   Defiance  does  not  believe  the   unrealized   losses  on  securities,
individually or in the aggregate, as of June 30, 2005, represent an other-than-temporary impairment. The unrealized losses are primarily the result of the changes in interest rates and will not prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

7.  Investment Securities (continued)

                                                                    December 31, 2004
                                                 --------------------------------------------------------
                                                                   Gross          Gross
                                                  Amortized     Unrealized     Unrealized     Fair Value
                                                    Cost           Gains         Losses
                                                 --------------------------------------------------------
Available-for-Sale Securities:
     U.S. Treasury securities and obligations
       of U.S. Government corporations and
       agencies                                  $    48,913    $     1,461    $        61    $    50,313
     Corporate bonds                                   6,158            310             --          6,468
     Mortgage-backed securities                       16,645            151             16         16,780
     REMICs                                            4,902             --             26          4,876
     Collateralized mortgage obligations              20,027            136             54         20,109
     Trust preferred stock                             6,228             64             --          6,292
     Equity securities                                    69              4             --             73
     Obligations of state and political
       subdivisions                                   30,781          1,313              2         32,092
                                                 --------------------------------------------------------
     Totals                                      $   133,723    $     3,439    $       159    $   137,003
                                                 ========================================================

Held-to-Maturity Securities:
     FHLMC certificates                          $       459    $        21    $         1    $       479
     FNMA certificates                                   960             12              4            968
     GNMA certificates                                   306              4              1            309
     Obligations of state and political
       subdivisions                                      530             90             --            620
                                                 --------------------------------------------------------
     Totals                                      $     2,225    $       127    $         6    $     2,376
                                                 ========================================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

8.   Loans

Loans receivable and held for sale consist of the following (in thousands):

                                                        June 30,    December 31,
                                                          2005          2004
                                                       ----------   ------------
 Real Estate:
        One-to-four family residential                 $  291,036    $  190,070
        Construction                                       24,000        15,507
        Non-residential and multi-family                  496,599       415,164
                                                       ------------------------
                                                          811,635       620,741
 Other Loans:
        Commercial                                        172,351       141,643
        Consumer finance                                   57,223        45,513
        Home equity and improvement                       111,291        90,839
                                                       ------------------------
                                                          340,865       277,995
                                                       ------------------------
 Total real estate and other loans                      1,152,500       898,736
 Deduct:
        Loans in process                                   10,372         6,340
        Net deferred loan origination fees and costs        1,243         1,233
        Allowance for loan loss                            13,460         9,956
                                                       ------------------------
        Totals                                         $1,127,425    $  881,207
                                                       ========================

Loans acquired in the ComBanc and Genoa acquisitions were as follows by category (in thousands):

                                                         ComBanc        Genoa
                                                        ------------------------
Real Estate:
       One-to-four family residential                   $   33,100    $   36,000
       Construction                                          1,900         4,500
       Non-residential and multi-family                     59,900         8,100
                                                        ------------------------
                                                            94,900        48,600
Other Loans:
       Commercial                                           13,000         2,000
       Consumer finance                                      6,700         3,600
       Home equity and improvement                           4,600        13,400
                                                        ------------------------
                                                            24,300        19,000
                                                        ------------------------
Total real estate and other loans acquired              $  119,200    $   67,600
                                                        ========================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

8.   Loans (continued)

Changes in the allowance for loan losses were as follows (in thousands):

                                            Three Months ended        Six Months ended
                                                June 30,                 June 30,
                                            2005         2004        2005        2004
                                          ---------------------------------------------
Balance at beginning of period            $ 12,749     $  9,167    $  9,956    $  8,844
Provision for loan losses                      349          490         696         869
Allowance from Acquisitions                    865           --       3,027          --
Reclassification between allowance
 for loan loss  and purchase loan
 discount on prior quarter acquisition        (376)          --          --          --
Charge-offs:
 One-to-four family residential
   real estate                                  --           --          --          52
 Non-residential and multi-family
   real estate                                  --            9          67           9
 Commercial                                    104          125         149         139
 Consumer finance                              100           33         157          71
                                          ---------------------------------------------
Total charge-offs                              204          167         373         271
Recoveries                                      77           47         154          95
                                          ---------------------------------------------
Net charge-offs                                127          120         221         176
                                          ---------------------------------------------
Ending allowance                          $ 13,460     $  9,537    $ 13,460    $  9,537
                                          =============================================

9.   Deposits

A summary of deposit balances is as follows (in thousands):


                                                  June 30,     December 31,
                                                    2005          2004
                                                 ------------------------
       Non-interest-bearing checking accounts    $   87,172    $   62,450
       Interest-bearing checking accounts            99,816        74,964
       Savings accounts                              94,391        52,132
       Money market demand accounts                 171,302       183,833
       Certificates of deposit                      593,800       424,322
                                                 ------------------------
                                                 $1,046,481    $  797,701
                                                 ========================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

9. Deposits (continued)

Deposits acquired as part of the ComBanc and Genoa acquisitions are as follows (in thousands):

                                                   ComBanc       Genoa
                                                  ----------------------
        Non-interest-bearing checking accounts    $  17,700    $   5,000
        Interest-bearing checking accounts           33,000        2,400
        Savings accounts                             30,600       11,200
        Money market demand accounts                 13,200       18,000
        Certificates of deposit                      68,800       39,900
                                                  ----------------------
                                                  $ 163,300    $  76,500
                                                  ======================

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

The Company's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit was as follows:


                                           June 30,   December 31,
                                             2005         2004
                                           -----------------------
                                                (In Thousands)
              Commercial                   $ 116,381    $ 112,482
              Real Estate                     66,599       14,647
              Consumer                        85,504       66,199
              Standby Letters of Credit        9,795        9,921
                                           ----------------------
              Total                        $ 278,279    $ 203,249
                                           ======================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                      (Unaudited at June 30, 2005 and 2004)

--------------------------------------------------------------------------------

10.  Commitments, Guarantees and Contingent Liabilities (continued)

The remaining weighted average life for outstanding standby letters of credit was less than one year at June 30, 2005. The Company had $3.8 million of standby letters of credit with a life longer than one year.

In conjunction with the Genoa acquisition, First Defiance acquired commitments to repurchase certain loans sold with recourse by Genoa. At June 30, 2005 the balance of loans sold with recourse totaled $588,000.

11.  Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 14 in the financial statements included in First Defiance's 2004 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three-month and six-month periods ended June 30, 2005 and 2004:

                                           Three Months Ended   Six Months Ended
                                                 June 30,           June 30,
                                             2005      2004      2005      2004
                                           -------------------------------------
                                                      (In Thousands)
Service  cost-benefits attributable  to
service during the period                   $   14    $   12    $   26    $   24
Interest cost on accumulated
postretirement benefit obligation               24        24        48        48
Net amortization and deferral                    6         6        12        12
                                           -------------------------------------

Net periodic postretirement benefit cost    $   44    $   42    $   86    $   84
                                            ====================================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General
-------

First Defiance Financial Corp. ("First Defiance" of "the Company") is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance"). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 23 full service branches. On January 21, 2005, First Defiance completed the acquisition of ComBanc, Inc. ("ComBanc"), a four-branch bank holding company located in Delphos, Ohio. The acquisition was accounted for as a purchase and consolidated results include the results of the ComBanc branches from January 21. On April 8, 2005, First Defiance completed the acquisition of The Genoa Savings and Loan Company ("Genoa"), a savings and loan which operated four branches in Lucas, Wood and Ottawa Counties. First Defiance merged Genoa's Maumee branch with its existing First Federal facility in the same market and this acquisition increased the number of full service branches from 23 to 26. On April 25, 2005, First Federal's Defiance North and Super K-Mart branches were merged, reducing the total to 25. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance's office in Defiance, Ohio while investment and annuity products are sold through registered investment representatives located at three First Federal banking center locations.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $2.1 million at June 30, 2005. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $110.5 million at June 30, 2005. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($43.3 million), certain municipal obligations ($24.1 million), CMOs and REMICs ($20.3 million), mortgage backed securities ($16.5 million) and preferred stock and other equity investments ($6.3 million).

In accordance with FAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $1.6 million at June 30, 2005, or $1.1 million after considering the related deferred tax liability.

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes deposit and loan servicing fees, gains on sales of mortgage loans, and insurance commissions. First Defiance's earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, amortization and impairment of mortgage servicing rights and miscellaneous other expenses, as well as federal income tax expense.

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

Changes in Financial Condition
------------------------------

At June 30, 2005, First Defiance's total assets, deposits and stockholders' equity amounted to $1.40 billion, $1.05 billion and $147.6 million, respectively, compared to $1.13 billion, $797.7 million and $126.9 million, respectively, at December 31, 2004.

Net loans receivable increased $246.2 million to $1.1 billion at June 30, 2005 from $881.2 million at December 31, 2004. The increase in loans receivable occurred primarily in one-to-four family residential loans, which increased by $101.0 million to $291.0 million, non-residential and multi-family real estate loans, which increased by $81.4 million to $496.6 million, commercial loans, which increased by $30.7 million to $172.4, home equity and improvement loans, which increased by $20.5 million to $111.3 million, consumer loans, which increased by $11.7 million to $57.2 million and construction loans, which increased by $8.5 million to $24.0 million. Of the $246.2 million increase in total loans, $119.5 million was a result of the ComBanc, Inc acquisition and $67.6 million was a result of the Genoa Savings and Loan Company acquisition.

The investment securities portfolio decreased to $112.6 million at June 30, 2005 from $139.3 million at December 31, 2004. The decrease in the balance in the investment portfolio is the result of redeploying funds from securities as they are sold, mature or get called to fund loan growth. At June 30, 2005 there were approximately $7.2 million of interest-bearing deposits held at other financial institutions.

Deposits increased from $797.7 million at December 31, 2004 to $1.0 billion at June 30, 2005. Of the total increase of $248.8 million, $163.3 million of the increase was a result of the ComBanc, Inc acquisition, $76.5 million of the increase was a result of the Genoa Savings and Loan Company acquisition and $9.0 million was the result of organic growth in existing markets. Detail of ComBanc's and Genoa's deposits as of the respective acquisition dates are as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

                                                     ComBanc       Genoa
                                                    ----------------------
                                                         (In Thousands)
      Non-interest-bearing demand deposits          $  17,700    $   5,000
      Interest-bearing demand deposits and money
      market savings deposits                          33,000       20,400
      Savings deposits                                 43,800       11,200
      Time deposits                                    68,800       39,900
                                                    ----------------------

      Total Deposits                                $ 163,300    $  76,500
                                                    ======================

Additionally, FHLB advances decreased to $173.7 million at June 30, 2005 from $178.2 million at December 31, 2004. Short-term advances were paid off following the acquisition of ComBanc, a result of ComBanc's liquidity position. Short-term borrowings increased to $20.9 million at June 30, 2005 from $14.8 million at December 31, 2004. This is a result of an increase in the balance of securities sold under repurchase agreements, principally due to the ComBanc, Inc acquisition. These accounts are a function of customer demand.

Stockholders' equity increased from $126.9 million at December 31, 2004 to $147.6 million at June 30, 2005. The increase is a result of issuing 721,164 shares of common stock at $26.03 per common share, totaling $18.8 million, to ComBanc shareholders, $4.9 million of net income, $1.1 million from the exercise of stock options by First Defiance employees, and the release of ESOP shares which increased equity by $1.0 million. Those increases were partially offset by $3.0 million of dividends declared, a decrease in unrealized gains on available for sale securities (net of tax) of $1.1 million and a $1.0 million decrease due to the repurchase of shares for treasury.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

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

                                                                  Three Months Ended June 30,
                                            -------------------------------------------------------------------------
                                                           2005                                   2004
                                            ----------------------------------     ----------------------------------
                                             Average                   Yield/       Average                   Yield/
                                             Balance     Interest(1)   Rate(2)      Balance    Interest(1)    Rate(2)
                                             -------     -----------   -------      -------    -----------    -------
Interest-earning assets:
   Loans receivable                         $1,091,178    $ 17,053        6.27%    $  786,575    $ 11,283        5.77%
   Securities                                  121,792       1,439        4.74        154,995       1,915        4.97
   Interest-earning deposits                    17,314         134        3.10            347           4        4.64
   FHLB stock and other                         16,195         204        5.05         15,256         153        4.03
                                            ----------    --------                 ----------    --------
   Total interest-earning assets             1,246,479      18,830        6.06        957,173      13,355        5.61
Non-interest-earning assets                    135,650                                 93,289
                                            ----------                             ----------
   Total assets                             $1,382,129                             $1,050,462
                                            ==========                             ==========

Interest-bearing liabilities:
   Deposits                                 $  957,094    $  4,911        2.06%    $  687,293    $  3,071        1.80%
   FHLB advances and other                     156,528       1,791        4.59        165,668       1,790        4.35
   Notes payable                                18,861         114        2.42          9,666          20        0.83
                                            ----------    --------                 ----------    --------
   Total interest-bearing liabilities        1,132,483       6,816        2.41        862,627       4,881        2.28
Non-interest bearing deposits                   91,867          --          --         54,795          --          --
                                            ----------    --------                 ----------    --------
Total including non-interest bearing
   demand deposits                           1,224,350       6,816        2.23        917,422       4,881        2.14
Other non-interest-bearing liabilities          10,579                                  7,131
                                            ----------                             ----------
   Total liabilities                         1,234,929                                924,553
Stockholders' equity                           147,200                                125,909
                                            ----------                             ----------
   Total liabilities and stock-
      holders' equity                       $1,382,129                             $1,050,462
                                            ----------                             ----------
Net interest income; interest
   rate spread                                            $ 12,014        3.65%                  $  8,474        3.33%
                                                          ========        ====                   ========        ====
Net interest margin (3)                                                   3.87%                                  3.56%
                                                                          ====                                   ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                             110%                                   111%
                                                                          ====                                   ====

----------------
(1) Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)   Annualized

(3)   Net   interest   margin  is  net  interest   income   divided  by  average
      interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

                                                                     Six Months Ended June 30,
                                             -------------------------------------------------------------------------
                                                            2005                                   2004
                                             ----------------------------------     ----------------------------------
                                              Average                   Yield/       Average                   Yield/
                                              Balance     Interest(1)   Rate(2)      Balance    Interest(1)    Rate(2)
                                              -------     -----------   -------      -------    -----------    -------
Interest-earning assets:
   Loans receivable                          $1,036,652    $ 31,819        6.19%    $  768,211    $ 22,215        5.82%
   Securities                                   129,221       3,044        4.75        160,117       3,962        4.98
   Interest-earning deposits                     13,627         205        3.03          4,418          36        1.64
   FHLB stock and other                          15,513         369        4.80         16,512         330        4.02
                                             ----------    --------                 ----------    --------
   Total interest-earning assets              1,195,013      35,437        5.98        949,258      26,543        5.62
Non-interest-earning assets                     113,892                                 94,259
                                             ----------                             ----------
   Total assets                              $1,308,905                             $1,043,517
                                             ==========                             ==========

Interest-bearing liabilities:
   Deposits                                  $  901,961    $  8,856        1.98%    $  680,243    $  6,069        1.79%
   FHLB advances and other                      158,671       3,591        4.56        164,455       3,575        4.37
   Notes payable                                 16,748         195        2.35         10,203          43        0.85
                                             ----------    --------                 ----------    --------
   Total interest-bearing liabilities         1,077,380      12,642        2.37        854,901       9,687        2.28
Non-interest bearing deposits                    83,117          --          --         53,952          --          --
                                             ----------    --------                 ----------    --------
Total including non-interest bearing
   demand deposits                            1,160,497      12,642        2.20        908,853       9,687        2.14
Other non-interest-bearing liabilities            8,139                                  8,774
                                             ----------                             ----------
   Total liabilities                          1,168,636                                917,627
Stockholders' equity                            140,269                                125,890
                                             ----------                             ----------
   Total liabilities and stock-
      holders' equity                        $1,308,905                             $1,043,517
                                             ==========                             ==========
Net interest income; interest
   rate spread                                             $ 22,795        3.61%                  $ 16,856        3.34%
                                                           ========        ====                   ========        ====
Net interest margin (3)                                                    3.85%                                  3.57%
                                                                           ====                                   ====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                              111%                                   111%
                                                                           ====                                   ====

---------------
(1) Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)   Annualized

(3)   Net   interest   margin  is  net  interest   income   divided  by  average
      interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

Results of Operations
---------------------

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004
-----------------------------------------------------------------------------

On a consolidated basis, First Defiance had net income of $2.0 million or $.29 per share for the three months ended June 30, 2005 compared to $3.1 million or $0.51 per share in 2004.

Net Interest Income. Net interest income for the 2005 second quarter was $11.6 million, a 43.2% increase over the $8.1 million earned in the second quarter of 2004. Net interest margin for the 2005-second quarter, on a tax-equivalent basis, was 3.87%, a 31 basis point improvement from the second quarter of 2004 and a 5 basis point improvement over the margin reported for the 2005 first quarter. The improved margin is due to an improved mix between loans and investment securities and lower cost of funds due to growth in the average balance of non-interest bearing deposits.

Average interest earning assets grew from $957.2 million in the second quarter of 2004 to $1.25 billion in the second quarter of 2005, an increase of 30.6%. The average balance of loans outstanding increased from $786.6 million in the 2004 second quarter to $1.09 billion in the second quarter of 2005, while the average balance of investment securities dropped from $155.0 million to $121.8 million between the second quarter of 2004 and the second quarter of 2005. Approximately $117 million of the increase in average loan balances related to the ComBanc acquisition, which closed on January 21, 2005, and $67 million related to the Genoa acquisition, which closed on April 8, 2005. The remainder of the $119.4 million total increase is due to year-over-year balance growth. Yields on loans improved to 6.27% for the 2005-second quarter from 5.77% in the second quarter of 2004. Overall yields on interest-earning assets improved to 6.06% in the 2005-second quarter compared to 5.61% during that same period in 2004. The second quarter yield was also a 17 basis point improvement over the 5.89% yield realized in the 2005 first quarter.

Average interest-bearing deposits increased to $957.1 million in the 2005-second quarter compared with $687.3 million during the same period of 2004, an increase of $269.8 million or 39.3%. The ComBanc acquisition added $146 million in average balances of interest-bearing deposits while the Genoa acquisition added $66 million in average balances for the quarter. The average balance in interest-bearing deposits also reflects an increase in brokered certificates of deposits (CDs), which averaged $39.2 million in the 2004-second quarter and increased to $46.3 million in the 2005 period. Excluding the acquisition and brokered CDs, interest-earning deposits increased by $50.4 million in the 2005-second quarter compared with the second quarter of 2004. The cost of interest bearing deposits increased 26 basis points, to 2.06% for the 2005-second quarter from 1.80% in the second quarter of 2004 and the cost of Federal Home Loan Bank (FHLB) advances increased 24 basis points, to 4.59% in the 2005 second quarter from 4.35% in the 2004 second quarter. However, an improved mix between advances and deposits resulted in an overall increase in funding costs of just 13 basis points, to 2.41% for the 2005 second quarter from 2.28% in the 2004 second quarter. As a result, the interest rate spread improved to 3.65% in the 2005 second quarter from 3.33% during the second quarter of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

The net interest margin also benefited from significant growth in the average balance of non-interest bearing deposits, which increased to $91.9 million in the 2005 second quarter compared with $54.8 million during the 2004 second quarter, an increase of 67.7%. Of that $37.1 million increase, $17.7 million was due to the ComBanc acquisition, $4.6 million was due to the Genoa acquisition and the remaining increase of $14.8 million resulted from other Company initiatives to grow those balances.

Provision for Loan Losses. The provision for loan losses was $349,000 in the second quarter of 2005 compared to $490,000 for the second quarter of 2004 despite significant growth in loan balances. The lower provision was due in part to the Company's very low loss experience in the 2005 second quarter, which reflected net charge-offs of $127,000, or 0.05% (annualized) of average loans. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to First Defiance's market area; and other factors related to the collectibility of First Defiance's loan portfolio. Management believes the balance of the allowance for loan losses is appropriate.

Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                      June 30,    December 31,
                                                        2005         2004
                                                    --------------------------
   Non-accrual loans                                 $   4,745     $   1,893
   Loans over 90 days past due and still accruing           --            --
                                                     -----------------------
   Total non-performing loans                        $   4,745     $   1,893
   Real estate owned (REO)                                 431            98
                                                     -----------------------
   Total non-performing assets                       $   5,176     $   1,991
                                                     =======================

   Allowance for loans losses as a percentage
     of total loans                                       1.18%         1.12%
   Allowance for loan losses as a percentage
     of non-performing assets                           260.05%       500.05%
   Allowance for loan losses as a percentage
     of non-performing loans                            283.67%       525.94%
   Total non-performing assets as a percentage
     of total assets                                      0.37%         0.18%
   Total non-performing loans as a percentage
     of total loans                                       0.42%         0.21%

Of the $4.7 million in non-performing loans, $2.8 million were commercial loans or non-residential real estate loans and $1.7 million were residential mortgage loans. ComBanc, which had $119.2 million in loans as of the acquisition date, and Genoa, which had $67.6 million in loans as of the acquisition date, each originated $1.6 million of the non-performing loan balances as of June 30, 2005 while First Defiance, with over $900 million in originated loans, had $1.5 million of non-performing loan balances. The allowance for loan losses at June 30, 2005 was $13.5 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

compared to $9.5 million at June 30, 2004 and $10.0 million at December 31, 2004. Of the $3.5 million increase in allowance since the start of 2005, $3.0 million was recorded as part of the purchase accounting entries. For the quarter ended June 30, 2005, First Defiance charged off $204,000 of loans against its allowance and realized recoveries of $77,000 from loans previously charged off. During the same quarter in 2004, First Defiance charged off $167,000 in loans and realized recoveries of $47,000.

Overall, management believes that credit quality remains very good. While the allowance as a percentage of non-performing assets and non-performing loans has declined from over 500% to the 260% and 285% levels, those lower percentages are due in part to a higher concentration of non-performing mortgage loans, particularly following the Genoa acquisition. Historically losses on mortgage loans are less than losses on commercial or consumer loans. Also the allowance as a percentage of total loans has actually increased from 1.12% at December 31, 2004 to 1.18% at June 30, 2005. Additionally, loans deemed to be impaired as of the acquisition dates were recorded net of a purchase accounting discount in accordance with AICPA Statement of Position 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." Those loans, which totaled $2.2 million and $729,000 for ComBanc and Genoa respectively (net), are loans which may be past due but have no associated allowance balance because of the fair value accounting requirement. Overall, management believes that the allowance for loan losses is appropriate.

Non-Interest Income. Non-interest income increased $278,000 in the second quarter of 2005, to $4.4 million for the quarter ended June 30, 2005 from $4.1 million for the same period in 2004. Excluding securities gains, non-interest income grew by $56,000 in the 2005-second quarter over the same period in 2004. Those year-to-date increases were primarily in service fees and other charges while gains from loan sales declined. Individual components of non-interest income are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans decreased $216,000 to $588,000 for the three months ended June 30, 2005 from $804,000 during the 2004-second quarter. This reduction is attributed both to competitive market factors and an increase in the origination of adjustable rate mortgages which First Defiance typically retains in its portfolio..

Gain on Sale of Securities. Gains realized from the sale of investment securities were $515,000 in the second quarter of 2005. This was an increase of $222,000 from a gain of $293,000 in the second quarter of 2004.

Service Fees. Loan and deposit fees increased $382,000 to $1.8 million for the quarter ended June 30, 2005 from $1.4 million for the quarter ended June 30, 2004. Increases occurred primarily in loan servicing fees on sold loans, debit card interchange fees, and checking NSF fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income decreased $173,000 to $1.0 million in the second quarter of 2005 from $1.2 million in the same period of 2004. Commissions from the sale of property and casualty insurance and group and individual health and life insurance was up slightly period over period but those increases were offset by a decline in commissions from non-deposit investment product sales, which have declined due to a drop in annuity sales and a shift from a commission based model to a financial planning model.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock, income from Bank Owned Life Insurance and other miscellaneous charges, increased to $501,000 for the quarter ended June 30, 2005 from $438,000 for the same period in 2004.

Non-Interest Expense. Total non-interest expense increased $5.7 million to $12.8 million for the quarter ended June 30, 2005 from $7.1 million for the same period in 2004. Excluding acquisition-related charges and MSR impairment-related items, First Defiance incurred non-interest expenses totaling $10.3 million for the 2005 second quarter compared to $7.7 million in the second quarter of 2004, an increase of $2.6 million or 33.8%. Significant individual components of the increase are as follows:

Acquisition Related Charges. Second quarter 2005 results included $2.5 million of non-recurring costs associated with the ComBanc ($100,000) and Genoa ($2.4 million) acquisitions. Acquisition-related charges consist of items incurred directly as a result of the acquisitions such as costs to terminate data processing agreements, severance costs to employees not retained and one-time charges necessary to effect the integration of the acquisition. The Genoa acquisition had significant costs associated with its former data processing contracts which had significant terms remaining.

Compensation and Benefits. Compensation and benefits increased $1.5 million to $6.0 million for the quarter ended June 30, 2005 from $4.5 million for the same period in 2004. The increase was primarily the result of the ComBanc and Genoa acquisitions. The increase was also due to the addition of several new lending positions and a significant number of new support positions in the credit administration, loan processing, deposit operations, data processing and accounting areas. These new positions have been added to both support growth and assure compliance with regulatory and internal control requirements. The addition of these new positions also has resulted in a significant increase in the Company's health insurance expense in 2005 compared with 2004. In general, anticipated staff reductions at both acquisitions have been realized with the ComBanc reductions being fully implemented by the start of the second quarter and the Genoa staff reductions occurring throughout the second quarter. It is anticipated that $22,000 of staff related expenses were incurred in the 2005 second quarter that will be eliminated in future quarterly periods

Amortization and Impairment of Mortgage Servicing Rights. Amortization of mortgage servicing rights ("MSR's") totaled $230,000 in the 2005 second quarter compared to $233,000 in the 2004 second quarter. A flattening of the yield curve and a decline in the rate of 10-year Treasury securities during the 2005 second quarter resulted in a decline in the market value of mortgage servicing rights. As a result, First Defiance recorded $95,000 of MSR impairment during the quarter. In the 2004 second quarter, First Defiance recaptured $524,000 of previously recorded impairment reserves, a fluctuation of $619,000 between the two periods. At June 30, 2005, First Defiance has $481,000 of remaining reserves for MSR impairment.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, deposit insurance premiums, and amortization of intangibles) increased to $4.0 million for the quarter ended June 30, 2005 from $3.0 million for the same period in 2004.

Occupancy costs increased by $356,000 and data processing costs increased by $199,000 between the second quarter of 2004 and the second quarter of 2005. The increase in occupancy can be primarily

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

attributed to the addition of seven full-service branch-banking facilities. Non-interest expense also included amortization of core deposit intangibles totaling $214,000, compared to just $27,000 in the 2004 second quarter period, a result of additional core deposit intangibles acquired as part of the ComBanc and Genoa acquisitions. The efficiency ratio for the second quarter of 2005 was 81.8% compared to an efficiency ratio of 58.7% for the second quarter of 2004. The significant fluctuation in the efficiency ratio is due to the $2.5 million of acquisition related charges incurred in the 2005 fourth quarter and the $619,000 period over period swing in MSR impairment.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 29.24% for the quarter ended June 30, 2005 compared to 32.18% for the same period in 2004. The effective tax rate is lower than the Company's statutory 35% rate because it has approximately $32.7 million invested in municipal securities, and $18.9 million of bank owned life insurance which are both exempt from federal tax.

As a result of the above factors, income for the quarter ended June 30, 2005 was $2.0 million compared to income of $3.1 million for the comparable period in 2004. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 2005 were each $0.29 and $.28, respectively, compared to basic and diluted earnings per share from continuing operations of $0.51 and $0.49, respectively, for the quarter ended June 30, 2004. Core earnings for the 2005 second quarter were $3.6 million or $0.51 per diluted share.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
-------------------------------------------------------------------------

On a consolidated basis, First Defiance had net income of $4.9 million or $0.70 per share for the six months ended June 30, 2005 compared to $5.6 million or $0.88 per share in 2004.

Net Interest Income. Net interest income for the six months ended June 30, 2005 was $22.1 million compared to $16.1 million for the same period in 2004. On a tax equivalent basis, net interest income for the six months ended June 30, 2005 was $22.4 million compared to $16.5 million for the same period in 2004. Net interest margin for the 2005 first half was 3.85% compared to 3.57% for the same period in 2004. The improvement resulted from a 36 basis point increase in the overall yield of interest earning assets, to 5.98% for the 2005 period from 5.62% during the first six months of 2004. During that same period, the cost of interest-bearing liabilities increased just nine basis points, to 2.37% in the first half of 2005 compared to 2.28% in 2004. The average balance of non-interest bearing deposits increased by $29.2 million or 54.1% between the first half of 2004 and the first half of 2005.

Total interest income increased by $8.9 million to $34.7 million for the six months ended June 30, 2005 from $25.8 million for the six months ended June 30, 2004. Interest on loans increased $9.6 million to $31.8 million in the first half of 2005 from $22.2 million in the first half of 2004. The increase in interest from loans was due to a $268.4 million increase in average loan balances between the first half of 2004 and the first half of 2005. That increase is the result of the ComBanc acquisition in January 2005 and the Genoa acquisition in April 2005, which added $119.5 million and $67.6 million in loans, respectively, and due to continued organic portfolio growth throughout the First Defiance market.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, decreased $749,000 to $3.2 million for the six months ended June 30, 2005 compared to $4.0 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

for the same period in 2004. The decrease was due to the $30.9 million decline in average balances of investments to $129.2 million for the first half of 2005 compared to $160.1 million for the first half of 2004.

Total interest expense increased $2.9 million to $12.6 million for the first half of 2005 compared to $9.7 million for the same period in 2004. Interest expense on interest-bearing deposits increased by $2.8 million to $8.9 million for the six months ended June 30, 2005 from $6.1 million for the six months ended June 30, 2004. The average cost of funds increased from 2.28% for the six months ended June 30, 2004 to 2.37% for the same period in 2005. The average balances of interest-bearing liabilities increased $225.1 million from $854.9 million in the first half of 2004 to $1.08 billion in the first half of 2005.

Provision for Loan Losses. The provision for loan losses was $696,000 in the first half of 2005 compared to $868,000 for the first half of 2004 despite significant growth in loan balances. The lower provision is consistent with the Company's very low loss experience in the first half of 2005, which showed net charge-offs of just $221,000. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to First Defiance's market area; and other factors related to the collectibility of First Defiance's loan portfolio. While asset quality ratios associated with the allowance as a percentage of non-performing loans has deteriorated since the start of the year, that deterioration is a factor of the asset quality of the acquired portfolios. Management believes that the allowances and related loan purchase discounts acquired with each acquisition were appropriate and they believe that the allowance for loan losses as of June 30, 2005 is adequate.

Non-Interest Income. Year-to-date, non-interest income increased to $8.8 million for the first half of 2005 from $7.6 million recognized in the first six months of 2004. If gains from the sale of securities of $1.1 million and $392,000 for the first half of 2005 and 2004, respectively, are excluded, non-interest income increased by $483,000. Those year-to-date increases were primarily in service fees and other charges, which increased to $3.2 million from $2.6 million while gains from loan sales declined to $1.1 million from $1.4 million. Individual non-interest income components are as follows:

Gain on Sale of Loans. Gains realized from the sale of mortgage loans decreased $295,000 to $1.1 million for the six months ended June 30, 2005 from $1.4 million during the first half of 2004. The decline is due in part to an increase in the percentage of adjustable rate mortgage loans originated. Management generally retains all adjustable rate mortgages in the portfolio.

Gain on Sale of Securities. Gains realized from the sale of investment securities was $1.1 million for the six months ended June 30, 2005 compared to $392,000 in the first half of 2004.

Service Fees. Loan and deposit fees increased $610,000 to $3.2 million for the six months ended June 30, 2005 from $2.6 million for the six months ended June 30, 2004. Increases occurred primarily in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

loan servicing fees on mortgage loans serviced for others, checking NSF fees and debit card interchange fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income decreased $23,000 to $2.3 million in the first half of 2005 from $2.3 million in the same period of 2004. This decreased occurred despite the fact that insurance commission income in the first quarter included a significant increase in contingent commission income. Contingent commissions are amounts that are paid by insurance companies based on factors such as favorable underwriting experience and achievement of certain premium levels. Such contingent income amounted to $356,000 in 2005 compared to just $155,000 in 2004. The overall decline in sales commissions resulted from a decline in investment product sales as the Company has begun to transition from a commission based model in that area to a more stable financial planning model.

Bank Owned Life Insurance. Income from bank owned life insurance ("BOLI") decreased $28,000 to $357,000 in the first half of 2005 compared to $385,000 for the six months ended June 30, 2004. The decline is the result of declining rates in the general account investments that the insurance is invested in. The rates on this type of product tends to lag the overall market.

Other Non-Interest Income. Other non-interest income, including dividends on Federal Home Loan Bank stock and other miscellaneous charges, increased to $219,000 for the six months ended June 30, 2005 from $520,000 for the same period in 2004.

Non-Interest Expense. Non-interest expense for the 2005 for the six months ended June 30, 2005 were $23.0 million compared with $14.6 million for the six months ended June 30, 2004. The 2005 amount includes acquisition-related charges of $3.4 million related to the Genoa and ComBanc acquisitions. Acquisition-related charges consist of items incurred directly as a result of the acquisitions such as costs to terminate data processing agreements, severance costs to employees not retained and one- time charges necessary to effect the integration of the acquisition. Significant individual components of the increase are as follows:

Acquisition Related Charges. . Year-to-date 2005 results included $3.4 million of non-recurring costs associated with the ComBanc and Genoa acquisitions. Acquisition-related charges consist of items incurred directly as a result of the acquisitions such as costs to terminate data processing agreements, severance costs to employees not retained and one-time charges necessary to effect the integration of the acquisition.

Occupancy. Occupancy expense increased to $2.2 million for the six months ended June 30, 2005 as compared to $1.7 million for the sex months ended June 30, 2004. This $500,000 increase is the result of the addition of seven full-service branch banking facilities obtained in the ComBanc and Genoa acquisitions.

Compensation and Benefits. Compensation and benefits increased $2.7 million to $11.5 million for the six months ended June 30, 2005 from $8.8 million for the same period in 2004. The increase was also due to the addition of several new lending positions and a significant number of new support positions in the credit administration, loan processing, deposit operations, data processing and accounting areas. These new positions have been added to both support growth and assure compliance

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

with regulatory and internal control requirements. The addition of these new positions also has resulted in a significant increase in the Company's health insurance expense in 2005 compared with 2004.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles, impairment of mortgage servicing rights and deposit insurance premiums) increased to $5.5 million for the six months ended June 30, 2005 from $3.7 million for the six months ended June 30, 2004.

The effective federal income tax rate utilized for the six months ended June 30, 2004 was 31.4% compared to 31.5% for the six months ended June 30, 2004. The increase in the effective tax rate is the result of tax-exempt income (primarily earnings on municipal securities and BOLI) being a smaller percentage of total income in 2005 compared to the prior year.

As a result of the above factors, income for the six months ended June 30, 2005 was $4.9 million compared to $5.6 million for the comparable period in 2004. On a per share basis, basic and diluted earnings per share for the six months ended June 30, 2005 were $0.72 and $0.70 respectively, compared to basic and diluted earnings per share of $0.92 and $0.88, respectively, for the six months ended June 30, 2004. Excluding the one-time acquisition related charges, basic and diluted earnings per share for the six months ended June 30, 2005 were $1.05 and $1.01 respectively, compared to basic and diluted earnings per share of $0.92 and $0.88 for the six months ended June 30, 2004.

Liquidity and Capital Resources
-------------------------------

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $3.2 million of cash from operating activities during the first six months of 2005. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans (both for sale in the secondary market and to be held in portfolio), which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At June 30, 2005, First Defiance had $98.6 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $166.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $12.8 million of loans held-for-sale. As of June 30, 2005, the total amount of certificates of deposit that are scheduled to mature by June 30, 2006 is $346.5 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. As of June 30, 2005, all of these securities pass the FFIEC high-risk security test. The weighted average life of these securities does not exceed the test limits in an instantaneous rate increase scenario of 200 and 300 basis points. The company feels that at this time the return being realized is worth this risk. The total $25.0 million balance of these securities are not classified as high risk at June 30, 2005 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2005.

                                                            Core Capital               Risk-Based Capital
                                                    -----------------------------------------------------------
                                                    Adequately         Well         Adequately         Well
                                                    Capitalized     Capitalized     Capitalized     Capitalized
                                                    -----------------------------------------------------------
Regulatory capital                                  $   103,445     $   103,445     $   116,848     $   116,848
Minimum required regulatory capital                      54,262          67,828          87,421         109,276
                                                    -----------------------------------------------------------
Excess regulatory capital                           $    49,183     $    35,617     $    29,427     $     7,572
                                                    ===========================================================

Regulatory capital as a percentage of assets (1)            7.6%            7.6%           10.7%           10.7%
Minimum capital required as a percentage
 of assets                                                  4.0%            5.0%            8.0%           10.0%
                                                    -----------------------------------------------------------
Excess regulatory capital as a percentage
 of assets                                                  3.6%            2.6%            2.7%            0.7%
                                                    ===========================================================

(1)   Core capital is computed as a percentage of adjusted  total assets of $1.2
      billion.   Risk-based  capital  is  computed  as  a  percentage  of  total risk-weighted assets of $1.0 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

Company's Annual Report on Form 10-K include the Allowance for Loan Losses, the Valuation of Mortgage Servicing Rights and the Deferral of Fees under SFAS 91. There have been no material changes in assumptions or judgments relative to those critical policies during the second quarter of 2005.

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

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 12 month period, First Defiance's net interest income would increase by 1.84% over the base case scenario. Were interest rates to fall by 100 basis points during the same 12-month period, the simulation indicates that net interest income would decrease by only 0.88%. It should be noted that other areas of First Defiance's income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

In addition to the simulation analysis, First Federal also prepares an "economic value of equity" ("EVE") analysis. This analysis calculates the net present value of First Federal's assets and liabilities in rate shock environments that range from -100 basis points to +200 basis points. The results of this analysis are reflected in the following table.

                                               June 30, 2005
-------------------------------------------------------------------------------------------------------------
                                                                           Economic Value of Equity as % of
                                     Economic Value of Equity                   Present Value of Assets
                         ------------------------------------------------------------------------------------
    Change in Rates          $ Amount        $ Change       % Change            Ratio            Change
                              (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------
       + 200 bp               152,604        (2,873)         (1.85%)            11.44%            19  bp
       + 100 bp               154,460        (1,017)         (0.65%)            11.37%            12  bp
            0 bp              155,477            --             --              11.25%            --
        -100 bp               153,518        (1,959)         (1.26%)            10.93%           (32) bp
        -200 bp               149,257        (6,220)         (4.00%)            10.47%           (78) bp

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of June 30, 2005, First Federal would experience a 1.85% decrease in its economic value of equity. If rates would fall by 200 basis points its economic value of equity would decline by 4.00%. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is generally negligible because both its assets and liabilities have relatively short durations and the durations are fairly closely matched. The average duration of its assets at June 30, 2005 was 1.69 years while the average duration of its liabilities was 1.93 years.

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

Item 2. Changes in Securities

-------------------------------------------------------------------------------------------------------------
                                                                     Total Number of      Maximum Number of
                                                                   Shares Purchased as     Shares that May
                                                  Average Price      Part of Publicly     Yet Be Purchased
                            Total Number of           Paid          Announced Plans or   Under the Plans or
         Period             Shares Purchased        Per Share            Programs           Programs (a)
-------------------------------------------------------------------------------------------------------------
April 1, 2005 -
 April 30, 2005                      988              $26.75                988                435,819
-------------------------------------------------------------------------------------------------------------
May 1, 2005 -
 May 31, 2005                      4,000              $26.55              4,000                431,819
-------------------------------------------------------------------------------------------------------------
June 1, 2005 -
 June 30, 2005                     8,044              $29.58                724 (b)            431,095
-------------------------------------------------------------------------------------------------------------
Total for 2005
 Second Quarter                   13,032              $28.43              5,712 (b)            431,095
-------------------------------------------------------------------------------------------------------------

(a) On July 18, 2003, the registrant announced that its Board of Directors had authorized management to repurchase up to 10% of the Registrant's common stock through the open market or in any private transaction. The authorization, which is for 639,828 shares, does not have an expiration date.

(b) 7,320 shares were tendered as payment for the exercise of stock options as permitted under the Company's option plans. These shares are not included in the shares purchased as part of publicly announced plans or programs

Item 3. Defaults upon Senior Securities

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

      Exhibit 31.1      Certification  of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act

      Exhibit 31.2      Certification  of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act

      Exhibit 32.1      Certification  of Chief  Executive  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act

      Exhibit 32.2      Certification  of Chief  Financial  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act

(b)   Reports on Form 8-K

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on July 20, 2005, which included a included a copy of the Company's earnings release for the quarter and six months ended June 30,2005.

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on July 19, 2005, which included a conference call script of the Company's earnings release for the quarter ended June 30, 2005 and six months ended June 30, 2005.

      First Defiance Financial Corp. filed a report on Form 8-K with the Securities and Exchange Commission on June 13, 2005 under items 4.01 and 9.01, announcing Changes in Registrant's Certifying Accountant.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           First Defiance Financial Corp.
                                           (Registrant)


Date:  August 9, 2005                      By:   /s/ William J. Small
       --------------                         ---------------------------------
                                                 William J. Small
                                                 Chairman, President and
                                                 Chief Executive Officer


Date:  August 9, 2005                      By:   /s/ John C. Wahl
       --------------                         ---------------------------------
                                                 John C. Wahl
                                                 Senior Vice President, Chief
                                                 Financial Officer and
                                                 Treasurer