Form 10-Q
period 2005-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2005-11-09
CIK 946647

UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 For the Quarterly Period Ended September 30, 2005

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 For the Transition Period from _________to__________

Commission file number 0-26850
                       -------

                         First Defiance Financial Corp.
                      -------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 7,060,390 shares outstanding at November 7, 2005

                         FIRST DEFIANCE FINANCIAL CORP.

                                      INDEX

                                                                                     Page Number
                                                                                     -----------
PART I.-FINANCIAL INFORMATION

 Item 1.      Consolidated Condensed Financial Statements:

              Consolidated Condensed Statements of Financial
              Condition - September 30, 2005 (Unaudited)
               and December 31, 2004                                                       2

              Consolidated Condensed Statements of Income (Unaudited) -
              Three and nine months ended September 30, 2005 and 2004                      4
              Consolidated Condensed Statement of Changes in Stockholders'
              Equity (Unaudited) - Nine months ended September 30, 2005                    5

              Consolidated Condensed Statements of Cash Flows (Unaudited)
              - Nine months ended September 30, 2005 and 2004                              6

              Notes to Consolidated Condensed Financial
               Statements (Unaudited)                                                      8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                         24

Item 3.       Quantitative and Qualitative Disclosures about
              Market Risk                                                                 38

Item 4.       Controls and Procedures                                                     39

PART II-OTHER INFORMATION:

 Item 1.      Legal Proceedings                                                           40

 Item 2.      Unrestricted Sales of Equity
                  Securities and Use of Proceeds                                          40

 Item 3.      Defaults upon Senior Securities                                             40

 Item 4.      Submission of Matters to a Vote of Security Holders                         40

 Item 5.      Other Information                                                           40

 Item 6.      Exhibits                                                                    40

              Signatures                                                                  42

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                           (Unaudited)
                                                       September 30, 2005   December 31, 2004
                                                       ------------------   -----------------
ASSETS

Cash and cash equivalents:
     Cash and amounts due from
         depository institutions                           $   36,447           $   19,891
     Interest-bearing deposits                                  3,587                  630
                                                           ----------           ----------
                                                               40,034               20,521
Securities:
     Available-for-sale, carried at fair value                113,664              137,003
     Held-to-maturity, carried at amortized cost
         (approximate fair value $2,020 and $2,376
         at September 30, 2005 and December 31,
         2004 respectively)                                     1,939                2,255
                                                           ----------           ----------
                                                              115,603              139,258
Loans held for sale                                             8,153                2,295
Loans receivable, net of allowance of $13,624 and
     $9,956 at September 30, 2005 and December 31,
     2004 respectively                                      1,131,789              878,912
Accrued interest receivable                                     6,037                4,653
Federal Home Loan Bank stock and other
     interest-earning assets                                   17,293               13,376
Bank owned life insurance                                      19,122               18,581
Office properties and equipment                                32,283               24,248
Real estate and other assets held for sale                        170                   98
Goodwill                                                       35,345               18,340
Core deposit intangible                                         4,134                  593
Mortgage servicing rights                                       4,924                3,598
Other assets                                                    2,690                2,194
                                                           ----------           ----------
Total assets                                               $1,417,577           $1,126,667
                                                           ==========           ==========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

            Consolidated Condensed Statements of Financial Condition
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                                             (Unaudited)
                                                          September 30, 2005    December 31, 2004
                                                          ------------------    -----------------
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Non-interest-bearing deposits                                 $    92,720          $    62,450
Interest-bearing deposits                                         978,337              735,251
                                                              -----------          -----------
     Total deposits                                             1,071,057              797,701

Advances from Federal Home Loan Bank                              164,051              178,213
Notes payable and other interest-bearing liabilities               21,192               14,804
Advance payments by borrowers for taxes and insurance                 411                  278
Deferred taxes                                                      1,201                  934
Other liabilities                                                  10,381                7,863
                                                              -----------          -----------
Total liabilities                                               1,268,293              999,793

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000 shares authorized; no shares
     issued                                                            --                   --
Common stock, $.01 par value per share:
     20,000 shares authorized; 7,060
      and 6,280 shares outstanding, respectively                       71                   63
Additional paid-in capital                                         72,719               52,131
Stock acquired by ESOP                                             (1,053)              (1,479)
Deferred compensation                                                  (3)                  (4)
Accumulated other comprehensive income,
     net of income taxes of $136
     and $1,148, respectively                                         254                2,131
Retained earnings                                                  77,296               74,032
                                                              -----------          -----------
Total stockholders' equity                                        149,284              126,874
                                                              -----------          -----------

Total liabilities and stockholders' equity                    $ 1,417,577          $ 1,126,667
                                                              ===========          ===========

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (UNAUDITED)
                  (Amounts in Thousands, except per share data)
--------------------------------------------------------------------------------

                                                     Three Months ended    Nine Months ended
                                                        September 30,         September 30,
                                                       2005       2004       2005       2004
                                                       ----       ----       ----       ----
Interest Income
     Loans                                           $18,395    $12,205    $50,203    $34,412
     Investment securities                             1,255      1,633      3,979      5,225
     Interest-bearing deposits                            72          1        277         37
     FHLB stock dividends                                210        140        579        471
                                                     -------    -------    -------    -------
Total interest income                                 19,932     13,979     55,038     40,145

Interest Expense
     Deposits                                          5,539      3,384     14,395      9,453
     FHLB advances and other                           2,059      1,843      5,650      5,418
     Notes payable and warehouse loans                   117         31        313         75
                                                     -------    -------    -------    -------
Total interest expense                                 7,715      5,258     20,358     14,946
                                                     -------    -------    -------    -------
Net interest income                                   12,217      8,721     34,680     25,199
Provision for loan losses                                368        376      1,064      1,244
                                                     -------    -------    -------    -------
Net interest income after provision for loan
  losses                                              11,849      8,345     33,616     23,955
Non-interest Income
     Service fees and other charges                    1,511      1,090      4,023      3,119
     Mortgage banking income                           1,087        332      2,471      2,075
     Insurance commission income                         966        906      3,229      3,192
     Gain on sale of securities                           86        302      1,222        694
     Trust income                                         91         69        229        167
     Income from Bank Owned Life Insurance               184        194        541        579
     Other non-interest income                            91         55        444        225
                                                     -------    -------    -------    -------
Total non-interest income                              4,016      2,948     12,159     10,051
Non-interest Expense
     Compensation and benefits                         6,058      4,274     17,577     13,062
     Occupancy                                         1,197        798      3,424      2,452
     SAIF deposit insurance premiums (credit)             34         26        101         12
     State franchise tax                                 290        155        865        467
     Acquisition related charges                          97         --      3,457         --
     Data processing                                     813        595      2,404      1,717
     Amortization of goodwill and other intangibles      214         28        541         82
     Settlement of contingent liability                   --      1,927         --      1,927
     Other non-interest expense                        1,793      1,204      4,891      3,767
                                                     -------    -------    -------    -------
Total non-interest expense                            10,496      9,007     33,260     23,486
                                                     -------    -------    -------    -------
Income before income taxes                             5,369      2,286     12,515     10,520
Federal income taxes                                   1,742        606      3,989      3,203
                                                     -------    -------    -------    -------
Net Income                                           $ 3,627    $ 1,680    $ 8,526    $ 7,317
                                                     =======    =======    =======    =======

Earnings per share (Note 7)
      Basic                                          $  0.52    $  0.28    $  1.25    $  1.20
                                                     =======    =======    =======    =======
      Diluted                                        $  0.50    $  0.27    $  1.20    $  1.15
                                                     =======    =======    =======    =======
Average shares outstanding (Note 7)
      Basic                                            6,966      6,076      6,835      6,103
                                                     =======    =======    =======    =======
      Diluted                                          7,213      6,332      7,091      6,380
                                                     =======    =======    =======    =======

Dividends declared per share (Note 5)                $  0.22    $  0.20    $  0.66    $  0.60
                                                     =======    =======    =======    =======

See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

       Consolidated Condensed Statement of Changes in Stockholders' Equity
                                   (UNAUDITED)
                             (Amounts in Thousands)

--------------------------------------------------------------------------------

                                             Three Months Ended           Nine Months Ended
                                                 September 30,              September 30,
                                              2005          2004          2005          2004
                                              ----          ----          ----          ----
Balance at beginning of period             $ 147,550     $ 124,452     $ 126,874     $ 124,269

Comprehensive Income
   Net income                                  3,627         1,680         8,526         7,317
   Other comprehensive income (loss)            (756)        1,098        (1,877)       (1,054)
                                           ---------     ---------     ---------     ---------
Total comprehensive income                     2,871         2,778         6,649         6,263

ESOP shares released                             351           294         1,350         1,271
Amortization of deferred compensation
   Of Management Recognition Plan                 --             2             1             5
Shares issued under stock option plans            31            47         1,122         1,303
Treasury shares repurchased                     (323)         (939)       (1,275)       (4,020)
Shares issued to acquire ComBanc, Inc.           333            --        19,104            --
Common cash dividends declared (Note 5)       (1,529)       (1,211)       (4,541)       (3,668)
                                           ---------     ---------     ---------     ---------

Balance at September 30                    $ 149,284     $ 125,423     $ 149,284     $ 125,423
                                           =========     =========     =========     =========

See Accompanying Notes

                         FIRST DEFIANCE FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)


--------------------------------------------------------------------------------

                                                                          Nine Months
                                                                      Ended September 30,
                                                                        2005          2004
                                                                        ----          ----
Operating Activities
Net income                                                          $  8,526     $   7,317
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                         1,064         1,244
     Provision for depreciation                                        1,754         1,335
     Accretion of premium and discounts on loans,
         Securities, deposits and debt obligations                     1,145           301
     Amortization of mortgage servicing rights                           613           547
     Net impairment (recovery) of mortgage servicing rights             (366)           34
     Amortization of core deposit intangible                             541            82
     Gain on sale of loans                                            (1,809)       (1,910)
     (Gain) loss on sale of property, plant and equipment               (111)            2
     Release of ESOP Shares                                            1,350         1,271
     Amortization of Management Recognition Plan
         deferred compensation                                             1             5
     Gains on sales of securities                                     (1,222)         (694)
     Deferred federal income tax expense (credit)                        310          (219)
     Proceeds from sale of loans                                      80,779        81,698
     Origination of mortgage servicing rights, net                      (646)         (666)
     Origination of loans held for sale                              (84,828)      (80,728)
     Decrease (increase) in interest receivable and other assets         219        (1,267)
     Increase in other liabilities                                     1,230         2,189
                                                                    --------     ---------
     Net cash provided by operating activities                         8,550        10,541

Investing Activities
Proceeds from maturities of held-to-maturity securities                  193           343
Proceeds from maturities of available-for-sale securities             21,263        36,279
Proceeds from sale of available-for-sale securities                   24,160        10,595
Proceeds from sale of Federal Home Loan Bank stock                        --         5,000
Proceeds from sales of real estate and
   other assets held for sale                                            396           978
Proceeds from sale of property, plant and equipment                    1,192            --
Net cash received for acquisition of ComBanc, Inc.                    52,646            --
Net cash paid for acquisition of Genoa Savings and Loan Co.             (602)
Purchases of available-for-sale securities                           (23,767)      (21,491)
Purchases of Federal Home Loan Bank stock                               (583)         (469)
Purchases of office properties and equipment                          (4,083)       (1,547)
Net increase in loans receivable                                     (70,852)     (109,935)
                                                                    --------     ---------
Net cash used in investing activities                                    (37)      (80,247)

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)


--------------------------------------------------------------------------------

                                                                        Nine Months Ended
                                                                          September 30,
                                                                        2005         2004
                                                                        ----         ----
Financing Activities
Net increase in deposits                                                33,084       50,546
Repayment of Federal Home Loan Bank long-term advances                  (1,879)      (1,352)
Net (decrease) increase in Federal Home Loan Bank
     short-term advances                                               (15,500)      10,500
Decrease in short-term line of credit                                   (2,000)          --
Increase (decrease) in securities sold under repurchase agreements       1,778         (215)
Purchase of common stock for treasury                                   (1,275)      (4,020)
Cash dividends paid                                                     (4,330)      (3,668)
Proceeds from exercise of stock options                                  1,122        1,303
                                                                      --------     --------
Net cash provided by financing activities                               11,000       53,094
                                                                      --------     --------
Increase (decrease) in cash and cash equivalents                        19,513      (16,612)
Cash and cash equivalents at beginning of period                        20,521       37,783
                                                                      --------     --------

Cash and cash equivalents at end of period                            $ 40,034     $ 21,171
                                                                      ========     ========

Supplemental cash flow information:
Interest paid                                                         $ 18,945     $ 14,875
                                                                      ========     ========
Income taxes paid                                                     $  3,558     $  2,772
                                                                      ========     ========

Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities                    $  1,012     $    566
                                                                      ========     ========
Transfers from loans to real estate
     and other assets held for sale                                   $    292     $    635
                                                                      ========     ========

Noncash investing activities:
Decrease in net unrealized gain or loss on
     available-for-sale securities                                    $ (2,890)    $ (1,620)
                                                                      ========     ========

Noncash financing activities:
Cash dividends declared but not paid                                  $  1,553     $  1,211
                                                                      ========     ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

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

The accompanying consolidated condensed financial statements as of September 30, 2005 and for the three and nine-month periods ending September 30, 2005 and 2004 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2004 Annual Report on Form 10-K for the year ended December 31, 2004. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated for impairment at the business unit level, which for First Defiance are First Federal and First Insurance. At September 30, 2005 goodwill totaled $35.3 million, an increase from the $18.3 million balance reported at December 31, 2004. The increase in goodwill is the result of the ComBanc, Inc. acquisition, which closed on January 21, 2005 and the Genoa Savings and Loan Company acquisition, which closed on April 08, 2005. Total goodwill recognized was $12.7 million related to the acquisition of ComBanc, Inc. and $4.3 million related to the acquisition of the Genoa Savings and Loan Company.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

2.    Basis of Presentation (continued)

Income Taxes

The Company's effective tax rate differs from the statutory 35% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes.

Stock Compensation

At September 30, 2005, the Company had three stock-based compensation plans, which are more fully described in Note 18 in the financial statements included in First Defiance's 2004 Annual Report on Form 10-K. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         Nine Months Ending
                                                           September 30
                                                         2005         2004
                                                     --------------------------
      Risk free interest rate                            4.40%        4.73%
      Dividend yield                                     3.39%        2.96%
      Volatility factors of expected market price
         of stock                                       22.40%       22.88%
      Weighted average expected life                    10.0 years   10.0 years
      Weighted average grant date fair value
         of options granted                             $5.67        $6.85

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

2.    Basis of Presentation (continued)

Based on the above assumptions, pro forma net income and earnings per share are computed as follows (in thousands, except per share amounts):

                                                    Three months ended        Nine months ended
                                                       September 30,             September 30,
                                                     2005         2004         2005         2004
                                                  ------------------------------------------------
                                                      (In Thousands, except per share amounts)
      Net Income                                  $   3,627    $   1,680    $   8,526    $   7,317
      Stock-based compensation using
       the fair  value method, net of tax               (70)         (62)        (197)        (166)
                                                  ------------------------------------------------
      Pro forma net income from
       continuing operations                      $   3,557    $   1,618    $   8,329    $   7,151
                                                  ================================================
      Earnings per share as reported:
        Basic                                     $    0.52    $    0.28    $    1.25    $    1.20
                                                  ================================================
        Diluted                                   $    0.50    $    0.27    $    1.20    $    1.15
                                                  ================================================
      Pro forma earnings per share:
        Basic                                     $    0.51    $    0.27    $    1.22    $    1.17
                                                  ================================================
        Diluted                                   $    0.49    $    0.26    $    1.18    $    1.12
                                                  ================================================

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

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

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

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

3.    Acquisitions

On January 21, 2005, First Defiance completed its acquisition of ComBanc Inc. ("ComBanc"), a bank-holding company operating four retail bank branch offices headquartered in Delphos, Ohio. The acquisition allows the Company to expand its product offerings to Allen County, Ohio which is adjacent to the Company's existing footprint. Under the terms of the merger, each share of ComBanc common stock was exchanged for .65266 shares of First Defiance common stock, $17.20 in cash, or a combination of cash and stock. Total consideration in the transaction was limited to 50% cash and 50% common stock. In connection with the transaction, 721,164 shares of First Defiance Common stock were issued and $19.0 million of cash was paid. The total cost of the transaction was $37.8 million, excluding transaction costs. The common shares issued were valued at $26.03 per share representing an average of the closing market prices for two days before and after date the final exchange ratio was determined. The assets and liabilities of ComBanc were recorded on the balance sheet at their fair value as of the merger date. The results of ComBanc's operations have been included in First Defiance's consolidated statement of income from the date of acquisition.

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

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

3.    Acquisitions (continued)

The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the acquisitions.

                                                       ComBanc       Genoa
                                                       -------       -----
Assets                                                    (In thousands)
     Cash and cash equivalents                        $  71,915     $ 10,599
     Investment Securities                                  502           15
     Loans, net of allowance for loan losses            117,313       66,905
     Premises and equipment                               4,806        2,345
     Goodwill and other intangibles                      15,643        5,444
     Other assets                                         2,664        3,012
                                                      ----------------------
Total Assets                                            212,843       88,320

Liabilities:
     Deposits                                           163,668       76,786
     Borrowings                                           9,863           --
     Other liabilities                                      939          333
                                                      ----------------------
Total Liabilities                                       174,470       77,119
                                                      ----------------------
Net assets acquired                                   $  38,373     $ 11,201
                                                      ======================

Purchase price                                        $  38,373     $ 11,201
Carrying value of net assets acquired                   (22,637)      (6,737)
                                                      ----------------------
Excess of purchase price over carry value
 of net assets acquired                                  15,736        4,464
Purchase accounting adjustments
   Portfolio loans                                       (1,487)        (978)
   Premises and equipment                                  (672)       1,609
   Mortgage service rights                                  (49)        (116)
   Deposits                                                 322          301
   Borrowings                                               211           --
   Deferred tax liabilities                               1,582          164
                                                      ----------------------
Total net tangible assets                                   (93)         980
Core deposit intangibles                                 (2,936)      (1,146)
                                                      ----------------------
Goodwill                                              $  12,707     $  4,298
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

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

4.    Acquisition Related Charges

During the nine months ended September 30, 2005, First Defiance recognized $3,457,000 of acquisition related charges associated with the acquisitions. Acquisition related charges for the ComBanc acquisition totaled $991,000, of which $471,000 related to severance payments and retention bonuses provided to ComBanc employees and $385,000 related to termination of certain ComBanc contracts. Acquisition related charges for the Genoa acquisition totaled $2.5 million, of which approximately $365,000 related to severance payments and retention bonuses provided to Genoa employees and $1.8 million related to termination of certain Genoa contracts. Substantially all severance costs will be paid out by January 2006.

5.    Dividends on Common Stock

As of September 30, 2005, First Defiance had declared a quarterly cash dividend of $.22 per share for the third quarter of 2005, payable October 28, 2005.

6.    Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                     2005         2004         2005         2004
                                                                   -----------------------------------------------
Securities available for sale:
     Unrealized securities gains (losses) arising during period    $ (1,078)    $  1,993     $ (1,668)    $   (926)
     Reclassification adjustment for gains included in income           (86)        (302)      (1,222)        (694)
                                                                   -----------------------------------------------
Other comprehensive income (loss) before income taxes                (1,164)       1,691       (2,890)      (1,620)
Tax effect                                                              408         (593)       1,013          566
                                                                   -----------------------------------------------
Total other comprehensive income (loss)                            $   (756)    $  1,098     $ (1,877)    $ (1,054)
                                                                   ===============================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

7.    Earnings Per Share

Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine-month periods ended September 30, 2005 and 2004. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and nine months ended September 30, 2005 and 2004, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

                                              Three months ended       Nine months ended
                                                 September 30,           September 30,
                                               2005        2004        2005        2004
                                              ------------------------------------------
Numerator for basic and diluted
 earnings per share - Net income              $3,627      $1,680      $8,526      $7,317
Denominator:
   Denominator for basic earnings
   per share - weighted average shares         6,966       6,076       6,835       6,103
   Effect of dilutive securities:
     Employee stock options                      246         255         255         275
     Unvested management recognition
       plan stock                                  1           1           1           2
                                              ------------------------------------------
   Dilutive potential common shares              247         256         256         277
                                              ------------------------------------------
Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions            7,213       6,332       7,091       6,380
                                              ==========================================
Basic earnings per share from net income      $ 0.52      $ 0.28      $ 1.25      $ 1.20
                                              ==========================================
Diluted earnings per share from
 net income                                   $ 0.50      $ 0.27      $ 1.20      $ 1.15
                                              ==========================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

8.    Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

                                                                          September 30, 2005
                                                    --------------------------------------------------------------
                                                                        Gross            Gross
                                                     Amortized       Unrealized       Unrealized
                                                       Cost             Gains           Losses         Fair Value
                                                    --------------------------------------------------------------
    Available-for-Sale Securities:
      U.S. Treasury securities and obligations
        of U.S. Government corporations and
        agencies                                    $    42,698      $       337      $       272      $    42,763
       Mortgage-backed securities                        16,854               31              203           16,682
      REMICs                                              2,211               --               30            2,181
      Collateralized mortgage obligations                20,234               29              207           20,056
      Trust preferred stock                               7,730               76               --            7,806
      Obligations of state and political
        subdivisions                                     23,547              632                3           24,176
                                                    --------------------------------------------------------------
      Totals                                        $   113,274      $     1,105      $       715      $   113,664
                                                    ==============================================================

    Held-to-Maturity Securities:
         FHLMC certificates                         $       357      $        11      $        --      $       368
         FNMA certificates                                  791                6                3              794
         GNMA certificates                                  261                2                1              262
         Obligations of state and political
           subdivisions                                     530               66               --              596
                                                    --------------------------------------------------------------
         Totals                                     $     1,939      $        85      $         4      $     2,020
                                                    ==============================================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

8.    Investment Securities (continued)

The following table summarizes First Defiance's securities that were in an unrealized loss position at September 30, 2005:

                                            Duration of Unrealized Loss Position
                                    ------------------------------------------------------
                                       Less than 12 Months           12 Month or Longer                 Total
                                    --------------------------   -------------------------    -------------------------
                                                    Gross                        Gross
                                       Fair       Unrealized        Fair       Unrealized        Fair       Unrealized
                                       Value         Loss           Value         Loss           Value         Loses
                                    -----------------------------------------------------------------------------------
                                                                       (In Thousands)
     At September 30, 2005
     Available-for-sale
        securities:
        U.S. treasury securities
          and obligations of
          U.S. government
          corporations
          and agencies              $    26,316   $      (230)   $     1,958   $       (42)   $    28,274   $      (272)
        Mortgage-backed
          securities                     12,511          (185)           624           (18)        13,135          (203)
        Collateralized mortgage
          obligations                    14,480          (147)         4,150           (90)        18,630          (237)
        Obligations of state and
          political subdivisions          1,018            (2)            20            (1)         1,038            (3)

     Held to maturity securities:
        Mortgage-backed
          securities                        141            (2)           142            (2)           283            (4)
                                    -----------------------------------------------------------------------------------
     Total temporarily
        impaired securities         $    54,466   $      (566)   $     6,894   $      (153)   $    61,360   $      (719)
                                    ===================================================================================

First Defiance does not believe the unrealized losses on securities as of September 30, 2005 represent other-than-temporary impairment. The unrealized losses are primarily the result of the changes in interest rates and will not prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

8.    Investment Securities (continued)

                                                                     December 31, 2004
                                                    -----------------------------------------------------
                                                                     Gross         Gross
                                                     Amortized    Unrealized    Unrealized
                                                       Cost          Gains        Losses      Fair Value
                                                    -----------------------------------------------------
    Available-for-Sale Securities:
         U.S. Treasury securities and obligations
           of U.S. Government corporations and
           agencies                                 $    48,913   $     1,461   $        61   $    50,313
         Corporate bonds                                  6,158           310            --         6,468
         Mortgage-backed securities                      16,645           151            16        16,780
         REMICs                                           4,902            --            26         4,876
         Collateralized mortgage obligations             20,027           136            54        20,109
         Trust preferred stock                            6,228            64            --         6,292
         Equity securities                                   69             4            --            73
         Obligations of state and political
           subdivisions                                  30,781         1,313             2        32,092
                                                    -----------------------------------------------------
         Totals                                     $   133,723   $     3,439   $       159   $   137,003
                                                    =====================================================

    Held-to-Maturity Securities:
         FHLMC certificates                         $       459   $        21   $         1   $       479
         FNMA certificates                                  960            12             4           968
         GNMA certificates                                  306             4             1           309
         Obligations of state and political
           subdivisions                                     530            90            --           620
                                                    -----------------------------------------------------
         Totals                                     $     2,225   $       127   $         6   $     2,376
                                                    =====================================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

9.    Loans

Loans receivable and held for sale consist of the following (in thousands):

                                                         September 30,       December 31,
                                                              2005              2004
                                                         --------------------------------
    Real Estate:
           One-to-four family residential                  $  280,436        $  190,070
           Construction                                        22,434            15,507
           Non-residential and multi-family                   524,305           415,164
                                                           ----------------------------
                                                              827,175           620,741
    Other Loans:
           Commercial                                         167,990           141,643
           Consumer finance                                    57,018            45,513
           Home equity and improvement                        111,234            90,839
                                                           ----------------------------
                                                              336,242           277,995
                                                           ----------------------------
    Total real estate and other loans                       1,163,417           898,736
    Deduct:
           Loans in process                                     8,601             6,340
           Net deferred loan origination fees and costs         1,250             1,233
           Allowance for loan loss                             13,624             9,956
                                                           ----------------------------
           Totals                                          $1,139,942        $  881,207
                                                           ============================

Loans acquired in the ComBanc and Genoa acquisitions were as follows by category (in thousands):

                                                             ComBanc       Genoa
                                                           -----------------------
    Real Estate:
           One-to-four family residential                  $   33,090   $   36,288
           Construction                                         1,874        4,528
           Non-residential and multi-family                    59,992        8,261
                                                           -----------------------
                                                               94,956       49,077
    Other Loans:
           Commercial                                          12,660        1,634
           Consumer finance                                     7,211        3,696
           Home equity and improvement                          4,649       13,362
                                                           -----------------------
                                                               24,520       18,692
                                                           -----------------------
    Total real estate and other loans acquired             $  119,476   $   67,769
                                                           =======================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

9.   Loans (continued)

Changes in the allowance for loan losses were as follows (in thousands):

                                      Three Months ended       Nine Months ended
                                         September 30,           September 30,
                                       2005        2004        2005        2004
                                     --------------------------------------------
Balance at beginning of period       $ 13,460    $  9,537    $  9,956    $  8,844
Provision for loan losses                 368         376       1,064       1,244
Reserve from Acquisitions                  --          --       3,027          --
Charge-offs:
 One-to-four family residential
   real estate                             32          --          32          52
 Non-residential and multi-family
   real estate                            134          25         201          34
 Commercial                                65         144         214         283
 Consumer finance                          74          78         233         149
                                     --------------------------------------------
Total charge-offs                         305         247         680         518
Recoveries                                101          46         257         141
                                     --------------------------------------------
Net charge-offs                           204         201         423         377
                                     --------------------------------------------
Ending allowance                     $ 13,624    $  9,712    $ 13,624    $  9,712
                                     ============================================

10.   Mortgage Banking Income

Revenue from sales and servicing of mortgage loans consisted of the following (in thousands):

                                                Three Months ended         Nine Months Ended
                                                   September 30,             September 30
                                                 2005         2004         2005         2004
                                               -----------------------------------------------
Gain from sale of mortgage loans               $    705     $    512     $  1,682     $  1,824
Mortgage loan servicing revenue (expense):
  Mortgage loan servicing revenue                   359          282        1,036          832
  Amortization of mortgage servicing rights        (217)        (141)        (613)        (547)
  Mortgage servicing rights valuation
    adjustments                                     240         (321)         366          (34)
                                               -----------------------------------------------
                                                    382         (180)         789          251
                                               -----------------------------------------------
Total revenue from sale and servicing
  of mortgage loans                            $  1,087     $    332     $  2,471     $  2,075
                                               ===============================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

11.  Deposits

A summary of deposit balances is as follows (in thousands):

                                                    September 30,    December 31,
                                                         2005             2004
                                                    ------------------------------
      Non-interest-bearing checking accounts        $      92,720    $      62,450
      Interest-bearing checking accounts                   96,980           74,964
      Savings accounts                                     88,994           52,132
      Money market demand accounts                        165,564          183,833
      Retail time deposits less than $100,000             424,607          272,098
      Retail time deposits greater than $100,000          139,752          102,750
      National/Brokered time deposits                      62,440           49,474
                                                    ------------------------------
                                                    $   1,071,057    $     797,701
                                                    ==============================

Deposits acquired as part of the ComBanc and Genoa acquisitions are as follows (in thousands):

                                                       ComBanc           Genoa
                                                    ------------------------------
      Non-interest-bearing checking accounts        $      17,700    $       5,000
      Interest-bearing checking accounts                   33,000            2,400
      Savings accounts                                     30,600           11,200
      Money market demand accounts                         13,200           18,000
      Certificates of deposit                              69,168           40,186
                                                    ------------------------------
                                                    $     163,668    $      76,786
                                                    ==============================

12.   Commitments, Guarantees and Contingent Liabilities

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

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

12.   Commitments, Guarantees and Contingent Liabilities (continued)

The Company's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit was as follows:

                                     September 30,    December 31,
                                          2005             2004
                                     ------------------------------
                                            (In Thousands)
      Commercial                     $     139,720    $     112,482
      Real Estate                           44,342            7,723
      Consumer                              88,051           66,199
      Standby Letters of Credit             10,674            9,921
                                     ------------------------------
      Total                          $     282,787    $     196,325
                                     ==============================

The remaining weighted average life for outstanding standby letters of credit was less than one year at September 30, 2005. The Company had $3.9 million of standby letters of credit with a life longer than one year.

13.   Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 14 in the financial statements included in First Defiance's 2004 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three-month and nine-month periods ended September 30, 2005 and 2004:

                                              Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                                2005        2004        2005        2004
                                            --------------------------------------------
                                                          (In Thousands)
      Service cost-benefits attributable
           to service during the period     $     13    $     12    $     39    $     36
      Interest cost on accumulated
           postretirement benefit
           obligation                             23          24          71          72
      Net amortization and deferral                6           6          18          18
                                            --------------------------------------------
      Net periodic postretirement
           benefit cost                     $     42    $     42    $    128    $    126
                                            ============================================

                         FIRST DEFIANCE FINANCIAL CORP.
              Notes to Consolidated Condensed Financial Statements
                   (Unaudited at September 30, 2005 and 2004)

--------------------------------------------------------------------------------

13.   Postretirement Benefits (continued)

Prescription drug coverage was added to Medicare under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Company continues to study its options under the Act but believes it will opt for the Federal subsidy approach. It does not appear that the impact of the Act will be material to the financial results or position of the Company. As specific authoritative guidance for matters related to the Act are pending, guidance when issued could require First Defiance to change previously reported information.

14.   Subsequent Event

On October 28, 2005 First Defiance completed the issuance of $20 million aggregate principal amount Pooled Floating Rate Capital Securities. Those securities have a 30-year maturity and are redeemable by the Company after five years. They pay a floating interest rate based on three-month LIBOR plus 1.38% and reprice on a quarterly basis. The proceeds from the issuance will be used for general corporate purposes and will have a positive impact on regulatory capital.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General
-------

First Defiance Financial Corp. ("First Defiance" of "the Company") is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. ("First Insurance"). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 25 full service branches. On January 21, 2005, First Defiance completed the acquisition of ComBanc, Inc. ("ComBanc"), a four-branch bank holding company located in Delphos, Ohio. On April 8, 2005, First Defiance completed the acquisition of The Genoa Savings and Loan Company ("Genoa"), a savings and loan which operated four branches in Lucas, Wood and Ottawa Counties. These acquisitions were accounted for as purchases and consolidated results include the results of the ComBanc and Genoa branches since the acquisition dates.First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance's office in Defiance, Ohio while investment and annuity products are sold through registered investment representatives located at three First Federal banking center locations.

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company's non-interest income includes deposit and loan servicing fees, mortgage banking income, and insurance commissions. First Defiance's earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal income tax expense.

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

Changes in Financial Condition
------------------------------

At September 30, 2005, First Defiance's total assets, deposits and stockholders' equity amounted to $1.42 billion, $1.07 billion and $149.3 million, respectively, compared to $1.13 billion, $797.7 million and $126.9 million, respectively, at December 31, 2004.

Net loans receivable, including loans held for sale, increased $258.7 million to $1.1 billion at September 30, 2005 from $881.2 million at December 31, 2004. The increase in loans receivable occurred primarily in commercial real estate, which increased by $109.1 million to $524.3 million, one-to-four

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

family residential loans, which increased by $90.4 million to $280.4 million, commercial loans, which increased by $26.3 million to $168.0, home equity and improvement loans, which increased by $20.4 million to $111.2 million, consumer loans, which increased by $11.5 million to $57.0 million and construction loans, which increased by $6.9 million to $22.4 million. Of the $258.7 million increase in total loans, $119.5 million was a result of the ComBanc, Inc acquisition and $67.8 million was a result of the Genoa Savings and Loan Company acquisition.

The investment securities portfolio decreased to $115.6 million at September 30, 2005 from $139.3 million at December 31, 2004. The decrease in the balance in the investment portfolio is the result of redeploying funds from securities as they are sold, mature or get called to fund loan growth. At September 30, 2005 there were approximately $3.6 million of interest-bearing deposits held at other financial institutions.

Deposits increased from $797.7 million at December 31, 2004 to $1.1 billion at September 30, 2005. Of the total increase of $273.4 million, $163.7 million of the increase was a result of the ComBanc, Inc acquisition, $76.8 million of the increase was a result of the Genoa Savings and Loan Company acquisition and $33.6 million was the result of organic growth in existing markets. Detail of ComBanc's and Genoa's deposits as of the respective acquisition dates are as follows:

                                                   ComBanc        Genoa
                                                  ------------------------
                                                       (In Thousands)
      Non-interest-bearing checking accounts      $   17,700    $    5,000
      Interest-bearing checking accounts              33,000        20,400
      Savings and money market demand accounts        43,800        11,200
      Certificates of Deposit                         69,168        40,186
                                                  ------------------------

      Total Deposits                              $  163,668    $   76,786
                                                  ========================

Additionally, FHLB advances decreased to $164.1 million at September 30, 2005 from $178.2 million at December 31, 2004. Short-term advances were paid off following the acquisition of ComBanc, a result of ComBanc's liquidity position. Short-term borrowings increased to $21.2 million at September 30, 2005 from $14.8 million at December 31, 2004. This is a result of an increase in the balance of securities sold under repurchase agreements, principally due to the ComBanc, Inc acquisition. These accounts are a function of customer demand.

Stockholders' equity increased from $126.9 million at December 31, 2004 to $149.3 million at September 30, 2005. The increase is a result of issuing 721,164 shares of common stock at $26.03 per common share, totaling $19.1 million, to ComBanc shareholders, $8.5 million of net income, $1.1 million from the exercise of stock options by First Defiance employees, and the release of ESOP shares which increased equity by $1.3 million. Those increases were partially offset by $4.5 million of dividends declared, a decrease in unrealized gains on available for sale securities (net of tax) of $1.9 million and a $1.3 million decrease due to the repurchase of shares for treasury.

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

                                                                  Three Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                           2005                                      2004
                                          --------------------------------------     --------------------------------------
                                           Average                      Yield/        Average                      Yield/
                                           Balance      Interest(1)    Rate(2)        Balance      Interest(1)    Rate(2)
                                           -------      -----------    -------        -------      -----------    -------
Interest-earning assets:
   Loans receivable                       $1,136,526    $   18,402       6.42%       $  832,116    $   12,209        5.84%
   Securities                                113,832         1,395       4.86           147,358         1,839        4.96
   Interest-earning deposits                   7,674            72       3.72               835             1        0.48
   FHLB stock and other                       17,085           210       4.88            13,097           140        4.25
                                          ----------    ----------                   ----------    ----------
   Total interest-earning assets           1,275,117        20,079       6.25           993,406        14,189        5.68
Non-interest-earning assets                  136,307                                     93,799
                                          ----------                                 ----------
   Total assets                           $1,411,424                                 $1,087,205
                                          ==========                                 ==========

Interest-bearing liabilities:
   Deposits                               $  958,590    $    5,539       2.29%       $  712,814    $    3,384        1.89%
   FHLB advances and other                   184,333         2,059       4.43           172,620         1,843        4.25
   Notes payable                              19,893           117       2.33            10,317            31        1.20
                                          ----------    ----------                   ----------    ----------
   Total interest-bearing liabilities      1,162,816         7,715       2.63           895,751         5,258        2.34
Non-interest bearing deposits                 87,697            --         --            55,641            --          --
                                          ----------    ----------                   ----------    ----------
Total including non-interest bearing
   demand deposits                         1,250,513         7,715       2.45           951,392         5,258        2.20
Other non-interest-bearing liabilities        11,579                                     10,013
                                          ----------                                 ----------
   Total liabilities                       1,262,092                                    961,405
Stockholders' equity                         149,332                                    125,800
                                          ----------                                 ----------
   Total liabilities and stock-
      holders' equity                     $1,411,424                                 $1,087,205
                                          ==========                                 ==========
Net interest income; interest
   rate spread                                          $   12,364       3.62%                     $    8,931        3.34%
                                                        ==========      =====                      ==========       =====
Net interest margin (3)                                                  3.85%                                       3.58%
                                                                        =====                                       =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                            110%                                        111%
                                                                        =====                                       =====

---------------------
(1) Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)   Annualized

(3) Net interest margin is net interest income divided by average interest-earning assets.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

                                                                     Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                           2005                                      2004
                                          --------------------------------------     --------------------------------------
                                           Average                      Yield/        Average                      Yield/
                                           Balance      Interest(1)    Rate(2)        Balance      Interest(1)    Rate(2)
                                           -------      -----------    -------        -------      -----------    -------
Interest-earning assets:
   Loans receivable                       $1,069,943    $   50,220       6.28%       $  789,513    $   34,424        5.82%
   Securities                                124,091         4,440       4.78           155,864         5,801        4.97
   Interest-earning deposits                  11,643           277       3.18             3,086            37        1.60
   FHLB stock and other                       16,037           579       4.83            15,374           471        4.09
                                          ----------    ----------                   ----------    ----------
   Total interest-earning assets           1,221,714        55,516       6.08           963,837        40,733        5.65
Non-interest-earning assets                  121,364                                     94,242
                                          ----------                                 ----------
   Total assets                           $1,343,078                                 $1,058,079
                                          ==========                                 ==========

Interest-bearing liabilities:
   Deposits                               $  920,838    $   14,395       2.09%       $  691,100    $    9,453        1.83%
   FHLB advances and other                   167,225         5,650       4.52           167,177         5,418        4.33
   Notes payable                              17,796           313       2.35            10,241            75        0.98
                                          ----------    ----------                   ----------    ----------
   Total interest-bearing liabilities      1,105,859        20,358       2.46           868,518        14,946        2.30
Non-interest bearing deposits                 84,644            --         --            54,515            --          --
                                          ----------    ----------                   ----------    ----------
Total including non-interest bearing
   demand deposits                         1,190,503        20,358       2.29           923,033        14,946        2.16
Other non-interest-bearing liabilities         9,285                                      9,186
                                          ----------                                 ----------
   Total liabilities                       1,199,788                                    932,219
Stockholders' equity                         143,290                                    125,860
                                          ----------                                 ----------
   Total liabilities and stock-
      holders' equity                     $1,343,078                                 $1,058,079
                                          ==========                                 ==========
Net interest income; interest
   rate spread                                          $   35,158       3.61%                     $   25,787        3.35%
                                                        ==========      =====                      ==========       =====
Net interest margin (3)                                                  3.85%                                       3.57%
                                                                        =====                                       =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                            110%                                       111%
                                                                        =====                                       =====

----------------------
(1) Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)   Annualized

(3) Net interest margin is net interest income divided by average interest-earning assets.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Results of Operations
---------------------

Three Months Ended September 30, 2005 compared to Three Months Ended September
------------------------------------------------------------------------------
30, 2004
--------

On a consolidated basis, First Defiance had net income of $3.6 million or $.50 per diluted share for the three months ended September 30, 2005 compared to $1.7 million or $0.27 per diluted share in 2004.

Net Interest Income. Net interest income for the 2005 third quarter was $12.2 million, a 40.1% increase over the $8.7 million earned in the third quarter of 2004. Net interest margin for the 2005 third quarter, on a tax-equivalent basis, was 3.85%, a 27 basis point improvement from the third quarter of 2004. The improved margin in 2005 vs. 2004 is due to an improved mix between loans and investment securities, an increase in the interest rate spread from 3.34% in the third quarter of 2004 to 3.62% in the third quarter of 2005, and a significant increase in non-interest bearing liabilities between the two periods.

Average interest-earning assets grew from $993.4 million in the third quarter of 2004 to $1.28 billion in the third quarter of 2005, an increase of 28.3%. The average balance of loans outstanding increased from $832.1 million in the 2004 third quarter to $1.14 billion in the third quarter of 2005, while the average balance of investment securities dropped from $147.4 million to $113.8 million between those same periods. Approximately $117.3 million of the increase in average loan balances related to the ComBanc acquisition, which closed on January 21, 2005, and $66.9 million related to the Genoa acquisition, which closed on April 8, 2005. The remainder of the increase, $120.9 million, is due to year-over-year balance growth. Yields on loans improved to 6.42% for the 2005 third quarter from 5.84% in the third quarter of 2004 due to recent increases in the prime interest rate. Overall, yields on interest-earning assets improved to 6.25% in the 2005 third quarter compared to 5.68% during that same period in 2004.

Average interest-bearing deposits increased to $958.6 million in the 2005 third quarter compared with $712.8 million during the same period of 2004, an increase of $245.8 million or 34.5%. The ComBanc acquisition added $146.0 million in average balances of interest-bearing deposits while the Genoa acquisition added $71.8 million in average balances for the quarter. The average balance in interest-bearing deposits reflects a decrease in brokered certificates of deposits (CDs), which averaged $55.3 million in the 2004 third quarter and compared to $49.0 million in the 2005 period. Excluding the acquisitions and brokered CDs, average interest-bearing deposits increased by $34.4 million in the 2005 third quarter compared with the third quarter of 2004. The cost of interest-bearing deposits increased 40 basis points, to 2.29% for the 2005 third quarter from 1.89% in 2004 and the cost of Federal Home Loan Bank (FHLB) advances increased 18 basis points, to 4.43% in the 2005 third quarter from 4.25% in the 2004 third quarter. Overall, total funding costs for interest-bearing liabilities increased by 29 basis points, to 2.63% in the 2005 third quarter from 2.34% in the same period in 2004. As a result of the above factors, the interest rate spread improved to 3.62% in the 2005 third quarter from 3.34% during the third quarter of 2004.

The net interest margin also benefited from growth in the average balance of non-interest bearing deposits, which increased to $87.7 million in the 2005 third quarter compared with $55.6 million

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

during the 2004 third quarter, an increase of 57.7%. Of that $32.1 million increase, $17.7 million was due to the ComBanc acquisition, $5.0 million was due to the Genoa acquisition, and the remaining increase of $9.4 million resulted from other Company initiatives to grow those balances.

Provision for Loan Losses. The provision for loan losses was $368,000 in the third quarter of 2005 compared to $376,000 for the third quarter of 2004 despite significant growth in loan balances. The lower provision was due in part to the Company's very low loss experience in the 2005 third quarter, which reflected net charge-offs of $204,000, or 0.07% (annualized) of average loans. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to First Defiance's market area; and other factors related to the collectibility of First Defiance's loan portfolio.

Non-performing assets and asset quality ratios for First Defiance were as follows (in $000's):

                                                           September 30,     December 31,
                                                               2005              2004
                                                           -------------------------------
         Non-accrual loans                                 $       6,720     $       1,893
         Loans over 90 days past due and still accruing               --                --
                                                           -------------------------------
         Total non-performing loans                        $       6,720     $       1,893
         Real estate owned (REO)                                     168                98
                                                           -------------------------------
         Total non-performing assets                       $       6,888     $       1,991
                                                           ===============================

         Allowance for loans losses as a percentage
           of total loans                                           1.18%             1.12%
         Allowance for loan losses as a percentage
           of non-performing assets                               197.79%           500.05%
         Allowance for loan losses as a percentage
           of non-performing loans                                202.74%           525.94%
         Total non-performing assets as a percentage
           of total assets                                          0.49%             0.18%
         Total non-performing loans as a percentage
           of total loans                                           0.58%             0.21%

Total non-performing loans increased to $6.7 million from $1.9 million at December 31, 2004 and non-performing assets increased to $6.9 million from $2.0 million. Of the $6.7 million in non-performing loans at September 30, 2005, $4.7 million were acquired in one of the 2005 acquisitions and $2.0 million related to loans originated by First Defiance. First Defiance's allowance for loan losses as a percentage of non-performing loans declined to 202.7% at September 30, 2005 from 525.9% at December 31, 2004. The decrease in the coverage ratios is due primarily to delinquent loans acquired in the acquisitions. However, those ratios also are impacted by the accounting guidance which requires that estimated losses on loans deemed impaired as of the acquisition date be recorded as a purchase discount, which directly reduces the loan balance, as opposed to establishing an allowance for loan losses. As a result of this accounting, net loan balances totaling $4.3 million (after deducting

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

appropriate purchase discounts) at September 30, 2005 are deemed impaired and have no loan loss reserve recorded for them. Approximately $710,000 of these impaired loans are included in the $6.7 million of non-performing loans with no offsetting loan loss reserve. In management's opinion, the allowance for loan losses at September 30, 2005 is sufficient and the provision for loan losses for both the three and nine-month periods ended September 30, 2005 are consistent with charge-offs and other information available as of that date.

Non-Interest Income. Non-interest income increased to $4.0 million for the 2005 third quarter compared to $2.9 million during the same period in 2004. First Defiance realized $86,000 of gains from sales of investment securities during the 2005 third quarter compared with $302,000 of such gains in the 2004 period. Excluding securities gains, non-interest income grew by $1.3 million in the 2005 third quarter over the same period in 2004, an improvement of 48.5%. Those quarter-to-date increases were primarily in service fees and mortgage banking income. Individual components of non-interest income are as follows:

Mortgage Banking Income. Mortgage banking income increased to $1.1 million for the quarter ended September 30, 2005 from $332,000 in the same period in 2004. Increases in the 10-year treasury rate from the end of the second quarter to the end of the third quarter and a general slowdown in prepayment speeds of mortgages between those two periods has resulted in an increase in the valuation of First Defiance's mortgage servicing rights. As a result, First Defiance realized recovery of previously recorded MSR impairment in the 2005 third quarter of $240,000 compared with an impairment charge of $321,000 in the 2004 third quarter, a swing of $561,000 between the two periods. MSR amortization and valuation adjustments are netted against mortgage banking income in the financial statements. See Note 10 to the unaudited financial statements. Also during the third quarter of 2005, management determined that certain MSR impairment related to its servicing of balloon mortgage loans likely will not be recovered under any rate environment and First Defiance has therefore written off approximately $110,000 against the impairment reserve. As a result of the impairment recapture and the permanent write-down, the remaining impairment reserves as of September 30, 2005 are approximately $131,000.

Gain on Sale of Securities. Gains realized from the sale of investment securities were $86,000 in the third quarter of 2005. This was a decrease of $216,000 from a gain of $302,000 in the third quarter of 2004.

Service Fees. Loan and deposit fees increased $421,000 to $1.5 million for the quarter ended September 30, 2005 from $1.1 million for the quarter ended September 30, 2004. Increases occurred primarily in loan servicing fees on sold loans, debit card interchange fees, and checking NSF fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $60,000 to $966,000 in the third quarter of 2005 from $906,000 in the same period of 2004.

Non-Interest Expense. Non-interest expense for the 2005 third quarter was $10.5 million compared with $9.0 million in the 2004 third quarter. The 2005 non-interest expense amount includes $97,000 of acquisition related charges associated with the second quarter 2005 acquisition of Genoa Savings. The 2004 non-interest expense amount includes $1.9 million of costs associated with the settlement of certain contingent liabilities related to the 2002 sale of the

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Company's Leader Mortgage subsidiary. If acquisition-related costs and the costs of the contingent liability are excluded, non-interest expenses for the 2005 third quarter were $10.4 million compared to $7.1 million for the 2004 third quarter.

Acquisition Related Charges. Second quarter 2005 results included $97,000 of non-recurring costs associated with the Genoa acquisitions. Acquisition-related charges consist of items incurred directly as a result of the acquisitions such as costs to terminate data processing agreements, severance costs to employees not retained and one-time charges necessary to effect the integration of the acquisition.

Compensation and Benefits. Compensation and benefits increased $1.8 million to $6.1 million for the quarter ended September 30, 2005 from $4.3 million for the same period in 2004. The majority of the increase is due to staffing of the two acquired companies. Also the Company has incurred significant personnel related costs related to increased staffing at operations to support the significant growth and also to deal with expanded internal control and regulatory compliance requirements. Since April 1, 2004, senior level positions have been added in the credit administration, accounting and human resource areas along with the addition of an in-house internal auditor. A total of approximately 25 support positions have been added since the beginning of 2004. The addition of these new positions also has resulted in a significant increase in the Company's health insurance expense in 2005 compared with 2004.

Settlement of Contingent Liability. The 2004 third quarter results included $1.9 million of expense related to the settlement of certain claims related to The Company's sale in 2002 of its Leader Mortgage Company subsidiary. There were no contingency settlements in the 2005 third quarter.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, deposit insurance premiums, and amortization of intangibles) increased to $4.3 million for the quarter ended September 30, 2005 from $2.8 million for the same period in 2004.

Occupancy costs increased by $399,000 and data processing costs increased by $218,000 comparing the third quarter of 2004 and the third quarter of 2005. The increase in occupancy can be primarily attributed to the addition of seven full-service branch-banking facilities. Non-interest expense also included amortization of core deposit intangibles totaling $214,000, compared to just $28,000 in the 2004 third quarter period, a result of additional core deposit intangibles acquired as part of the ComBanc and Genoa acquisitions.

The efficiency ratio for the third quarter of 2005 was 64.42% based on GAAP earnings and 63.82% on a core operating earnings basis (excluding one-time acquisition related charges). The efficiency ratio for the third quarter of 2004 was 78.65% on GAAP earnings and 62.65% on a core operating earnings basis (excluding the settlement of a contingent liability).

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 32.45% for the quarter ended September 30, 2005 compared to 26.51% for the same period in 2004. The effective tax rate is lower than the Company's statutory 35% rate because it has approximately $32.1 million invested in municipal securities, and $19.1 million of bank owned life insurance which are both exempt from federal tax.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

As a result of the above factors, income for the quarter ended September 30, 2005 was $3.6 million compared to income of $1.7 million for the comparable period in 2004. On a per share basis, basic and diluted earnings per share for the three months ended September 30, 2005 were each $0.52 and $.50, respectively, compared to basic and diluted earnings per share of $0.28 and $0.27, respectively, for the quarter ended September 30, 2004. Core earnings for the 2005-third quarter were $3.7 million or $0.51 per diluted share compared to $2.9 million or $0.46 per diluted share for the 2004-third quarter.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2004
----

On a consolidated basis, First Defiance had net income of $8.5 million or $1.20 per diluted share for the nine months ended September 30, 2005 compared to $7.3 million or $1.15 per diluted share in 2004.

Net Interest Income. For the nine months ended September 30, 2005, net interest income increased to $34.7 million, a 37.6% increase from the nine-month period ended September 30, 2004. During those periods, net interest margin improved to 3.85% from 3.57%, the result of a 43 basis point increase in the overall yield of interest earning assets, to 6.08% for the 2005 period from 5.65% during the first nine months of 2004. During that same period, the cost of interest-bearing liabilities increased just 16 basis points, to 2.46% in the first nine months of 2005 compared to 2.30% in 2004. The average balance of non-interest bearing deposits increased by $30.1 million or 55.2% between the first nine months of 2004 and the same period in 2005.

Total interest income increased by $14.9 million to $55.0 million for the nine months ended September 30, 2005 from $40.1 million for the nine months ended September 30, 2004. Interest on loans increased $15.8 million to $50.2 million in the first nine months of 2005 from $34.4 million in the first nine months of 2004. The increase in interest from loans was primarily due to a $280.4 million increase in average loan balances between the first nine months of 2004 and the first nine months of 2005. That increase is the result of the ComBanc acquisition in January 2005 and the Genoa acquisition in April 2005, which added $119.5 million and $67.6 million in loans, respectively, and due to continued organic portfolio growth throughout the First Defiance market.

Interest earnings from the investment portfolio and interest-earning deposits, on a tax equivalent basis, decreased $1.1 million to $4.7 million for the nine months ended September 30, 2005 compared to $5.8 million for the same period in 2004. The decrease was due to the $23.2 million decline in average balances of investments to $135.7 million for the first nine months of 2005 compared to $158.9 million for the first nine months of 2004.

Total interest expense increased $5.4 million to $20.4 million for the first nine months of 2005 compared to $14.9 million for the same period in 2004. Interest expense on interest-bearing deposits increased by $4.9 million to $14.4 million for the nine months ended September 30, 2005 from $9.5 million for the nine months ended September 30, 2004. The average cost of funds increased from 2.30% for the nine months ended September 30, 2004 to 2.46% for the same period in 2005. The average balances of interest-bearing liabilities increased $237.3 million from $868.5 million in the first nine months of 2004 to $1.11 billion in the first nine months of 2005.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Provision for Loan Losses. The provision for loan losses was $1.1 million in the first nine months of 2005 compared to $1.2 million for the first nine months of 2004 despite significant growth in loan balances. The lower provision is consistent with the Company's very low loss experience in the first nine months of 2005, which showed net charge-offs of just $423,000. While asset quality ratios associated with the allowance as a percentage of non-performing loans have deteriorated since the start of the year, that deterioration is a factor of the asset quality of the acquired portfolios. Management believes that the allowances and related loan purchase discounts acquired with each acquisition were appropriate and the allowance for loan losses as of September 30, 2005 is adequate.

Non-Interest Income. Year-to-date, non-interest income increased to $12.2 million for the first nine months of 2005 from $10.1 million recognized in the same period of 2004. If gains from the sale of securities of $1.2 million and $694,000 for the first nine months of 2005 and 2004, respectively, are excluded, non-interest income increased by $1.6 million. Individual non-interest income components are as follows:

Mortgage Banking Income. Mortgage banking income increased to $2.5 million for the nine months ended September 30, 2005 from $2.1 million in the same period in 2004. Increases in the 10-year treasury rate from the end of the second quarter to the end of the third quarter and a general slowdown in prepayment speeds of mortgages between those two periods has resulted in an increase in the valuation of First Defiance's mortgage servicing rights. As a result, First Defiance realized recovery of previously recorded MSR impairment in the first nine months of 2005 in the amount of $366,000 compared with an impairment charge of $34,000 in the first nine months of 2004. MSR amortization and valuation adjustments are netted against mortgage banking income in the financial statements.

Gain on Sale of Securities. Gains realized from the sale of investment securities was $1.2 million for the nine months ended September 30, 2005 compared to $694,000 in the first nine months of 2004.

Service Fees. Loan and deposit fees increased $904,000 to $4.0 million for the nine months ended September 30, 2005 from $3.1 million for the nine months ended September 30, 2004. Increases occurred primarily in checking fees and debit card interchange fees.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $37,000 to $3.23 million in the first nine months of 2005 from $3.19 million in the same period of 2004.

Trust income. Revenue generated by First Federal Bank's trust department increased to $229,000 for the first nine months of 2005 from $167,000 in the same period of 2004.

Bank Owned Life Insurance. Income from bank owned life insurance ("BOLI") decreased $38,000 to $541,000 in the first nine months of 2005 compared to $579,000 for the nine months ended September 30, 2004. The decline is the result of declining rates in the general account investments that the insurance is invested in. The rates on this type of product tend to lag the overall market.

Other   Non-Interest   Income.   Other   non-interest   income  including  other
miscellaneous charges, increased to 444,000 for the nine months ended September 30, 2005 from $225,000 for the same period in 2004.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Non-Interest  Expense.  For the  year-to-date  period ended  September  30, 2005 non-interest expenses totaled $33.3 million compared to $23.5 million for the first nine months of 2004. Excluding acquisition-related charges and the settlement of contingent liabilities, non-interest expense was $29.8 million for the nine months ended September 30, 2005, and $21.6 million for the nine-months ended September 30, 2004, which was an increase of $8.2 million. Compensation and benefits accounted for $4.5 million of the year-to-date increase while occupancy increased by $972,000, data processing costs increased by $687,000 and core deposit intangible amortization increased by $459,000. Significant individual components of the increase are as follows:

Acquisition Related Charges. Year-to-date 2005 results included $3.5 million of non-recurring costs associated with the ComBanc and Genoa acquisitions. Acquisition-related charges consist of items incurred directly as a result of the acquisitions such as costs to terminate data processing agreements, severance costs to employees not retained and one-time charges necessary to effect the integration of the acquisition.

Occupancy. Occupancy expense increased to $3.4 million for the nine months ended September 30, 2005 as compared to $2.5 million for the nine months ended
September 30, 2004. This $972,000 increase is the result of the addition of seven full-service branch banking facilities obtained in the ComBanc and Genoa acquisitions.

Compensation and Benefits. Compensation and benefits increased $4.5 million to $17.6 million for the nine months ended September 30, 2005 from $13.1 million for the same period in 2004. The increase was also due to the addition of several new lending positions and a significant number of new support positions in the credit administration, loan processing, deposit operations, data processing and accounting areas. These new positions have been added to both support growth and assure compliance with regulatory and internal control requirements. The addition of these new positions also has resulted in a significant increase in the Company's health insurance expense in 2005 compared with 2004.

Settlement of Contingent Liability. The 2004 year-to-date results included $1.9 million of expense related to the settlement of certain claims related to The Company's sale in 2002 of its Leader Mortgage Company subsidiary. There were no contingency settlements in 2005.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles, and deposit insurance premiums) increased to $8.8 million for the nine months ended September 30, 2005 from $6.0 million for the nine months ended September 30, 2004.

The effective federal income tax rate for the nine months ended September 30, 2004 was 31.9% compared to 30.4% for the nine months ended September 30, 2004. The increase in the effective tax rate is the result of tax-exempt income (primarily earnings on municipal securities and BOLI) being a smaller percentage of total income in 2005 compared to the prior year.

As a result of the above factors, net income for the nine months ended September 30, 2005 was $8.5 million compared to $7.3 million for the comparable period in 2004. On a per share basis, basic and

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

diluted earnings per share for the nine months ended September 30, 2005 were $1.25 and $1.20 respectively, compared to basic and diluted earnings per share of $1.20 and $1.15, respectively, for the nine months ended September 30, 2004. On a core operating earnings basis, which excludes one-time acquisition related charges and the settlement of contingent liability (net of federal income tax), net income amounted to $10.8 million and $8.6 million, respectively, for the nine months ended September 30, 2005 and 2004. On a per share basis, core operating earnings amounted to $1.52 per diluted share for the nine months ended September 30, 2005 compared to $1.34 per diluted share for the nine months ended September 30, 2004.

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $8.5 million of cash from operating activities during the first nine months of 2005. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At September 30, 2005, First Defiance had $109.1 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $173.7 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $14.5 million of loans held-for-sale. As of September 30, 2005, the total amount of certificates of deposit that are scheduled to mature by September 30, 2006 is $427.9 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. As of September 30, 2005, all of these securities pass the FFIEC high-risk security test. The weighted average life of these securities does not exceed the test limits in an instantaneous rate increase scenario of 200 and 300 basis points. The company feels that at this time the return being realized is worth this

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

risk. The total $22.2 million balance of these securities are not classified as high risk at September 30, 2005 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2005.

                                                                 Core Capital                  Risk-Based Capital
                                                        ---------------------------------------------------------------
                                                         Adequately          Well          Adequately          Well
                                                        Capitalized      Capitalized      Capitalized      Capitalized
                                                        ---------------------------------------------------------------
  Regulatory capital                                    $    106,180     $    106,180     $    119,761     $    119,761
  Minimum required regulatory capital                         55,003           68,754           89,593          111,991
                                                        ---------------------------------------------------------------
  Excess regulatory capital                             $     51,177     $     37,426     $     30,168     $      7,770
                                                        ===============================================================

  Regulatory  capital as a percentage  of assets (1)             7.7%             7.7%            10.7%            10.7%
  Minimum capital required as a percentage
   of assets                                                     4.0%             5.0%             8.0%            10.0%
                                                        ---------------------------------------------------------------
  Excess regulatory capital as a percentage
   of assets                                                     3.7%             2.7%             2.7%             0.7%
                                                        ===============================================================

(1)   Core capital is computed as a percentage of adjusted  total assets of $1.4
      billion.   Risk-based  capital  is  computed  as  a  percentage  of  total risk-weighted assets of $1.1 billion.

On October 28, 2005 First Defiance completed the issuance of $20 million aggregate principal amount Pooled Floating Rate Capital Securities. Those securities have a 30-year maturity and are redeemable by the Company after five years. They pay a floating interest rate based on three-month LIBOR plus 1.38% and reprice on a quarterly basis. The proceeds from the issuance will be used for general corporate purposes. First Defiance will contribute $10 million of the proceeds from the issuance of the securities to First Federal as an additional capital contribution, increasing the level of regulatory capital by that amount.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company's Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company's Annual Report on Form 10-K include the Allowance for Loan Losses, the Valuation of Mortgage Servicing Rights and the Deferral of Fees under SFAS 91. There have been no material changes in assumptions or judgments relative to those critical policies during the third quarter of 2005 or during the nine month period ended September 30, 2005.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 12 month period, First Defiance's net interest income would increase by 2.28% over the base case scenario. Were interest rates to fall by 100 basis points during the same 12-month period, the simulation indicates that net interest income would decrease by 2.26%. It should be noted that other areas of First Defiance's income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

In addition to the simulation analysis, First Federal also prepares an "economic value of equity" ("EVE") analysis. This analysis calculates the net present value of First Federal's assets and liabilities in rate shock environments that range from -100 basis points to +200 basis points. The results of this analysis are reflected in the following table.

                                             September 30, 2005
-------------------------------------------------------------------------------------------------------------
                                                                           Economic Value of Equity as % of
                                     Economic Value of Equity                   Present Value of Assets
                         ------------------------------------------------- ----------------------------------
    Change in Rates          $ Amount       $ Change        % Change            Ratio            Change
                            (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------
       + 200 bp               163,084        (7,289)         (4.28%)            12.04%            (8) bp
       + 100 bp               167,195        (3,178)         (1.87%)            12.11%            (1) bp
           0 bp               170,373            --             --              12.12%            --
        -100 bp               170,575           202           0.12%             11.94%           (18) bp
        -200 bp               168,484        (1,889)         (1.11%)            11.61%           (51) bp

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of September 30, 2005, First Federal would experience a 4.28% decrease in its economic value of equity. If rates would fall by 200 basis points its economic value of equity would decline by 1.11%. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is generally negligible because both its assets and liabilities have relatively short durations and the durations are fairly closely matched. The average duration of its assets at September 30, 2005 was 1.74 years while the average duration of its liabilities was 1.84 years.

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

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

        First Defiance is not engaged in any legal proceedings of a material nature.

Item 2. Unrestricted Sales of Equity Securities and Use of Proceeds

-----------------------------------------------------------------------------------------------------------
                                                                    Total Number of      Maximum Number of
                                                                  Shares Purchased as     Shares that May
                                                 Average Price      Part of Publicly     Yet Be Purchased
                             Total Number of         Paid          Announced Plans or   Under the Plans or
         Period             Shares Purchased       Per Share            Programs           Programs (a)
-----------------------------------------------------------------------------------------------------------
July 1, 2005 -
 July 31, 2005                         6,988           $29.70             6,988                  424,107
-----------------------------------------------------------------------------------------------------------
August 1, 2005 -
 August 31, 2005                       3,373           $27.85             3,373                  420,734
-----------------------------------------------------------------------------------------------------------
September 1, 2005 -
 September 30, 2005                      740           $29.10               740                  419,994
-----------------------------------------------------------------------------------------------------------
Total for 2005
 Third Quarter                        11,101           $29.10            11,101                  419,994
-----------------------------------------------------------------------------------------------------------

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


Date:  November 9, 2005                   By:   /s/ William J. Small
       ----------------                      ------------------------
                                                William J. Small
                                                Chairman, President and
                                                Chief Executive Officer


Date:  November 9, 2005                   By:   /s/ John C. Wahl
       ----------------                      ---------------------------------
                                                John C. Wahl
                                                Executive Vice President, Chief
                                                Financial Officer and
                                                Treasurer