Form 10-K
period 2005-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2006-03-13
CIK 946647

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year Ended         December 31, 2005
                                ---------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number          0-26850
                       --------------------------

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

                                 ---------------

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of March 3, 2006, there were issued and outstanding 7,152,942 shares of the Registrant's common stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2005 was approximately $175.5 million

                                 ---------------

                       Documents Incorporated by Reference

Part II and Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006 are incorporated by reference into
Part II and III thereof.
================================================================================

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

      At December 31, 2005, the Company had consolidated assets of $1.461 billion, consolidated deposits of $1.070 billion, and consolidated stockholder's equity of $151.2 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

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

      The Company's core business operations are conducted through the following
Subsidiaries:

      First Federal Bank of the Midwest: First Federal Bank of the Midwest (First Federal) is a federally chartered stock savings bank headquartered in Defiance, Ohio. As of December 31, 2005, it conducts operations through its main office and 25 full service branch offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Putnam, Seneca, Williams and Wood Counties in northwest Ohio.

      On January 21, 2005, First Defiance completed the acquisition of ComBanc, Inc. (ComBanc) and its subsidiary, the Commercial Bank, Delphos, Ohio. That acquisition added four branch offices located in Allen County, Ohio which is adjacent to First Defiance's existing footprint. On April 8, 2005, First Defiance completed the acquisition of the Genoa Savings and Loan Company, (Genoa) which added three offices in the metropolitan Toledo, Ohio area.

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

      First Defiance's investment portfolio includes 19 CMO and REMIC issues totaling $21.0 million, all of which are fully amortizing securities. All such investments are considered derivative securities. None of the securities are considered to be "high risk" based on the stress test developed by the banking regulators. Management does not believe the risks associated with any of these investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance does not invest in off-balance sheet derivative securities.

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

      The amortized cost and fair value of securities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Money market mutual funds and other mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                                                         Contractually Maturing                                        Total
                          ---------------------------------------------------------------------------------------------------------
                                     Weighted             Weighted              Weighted              Weighted
                          Under 1    Average     1 - 5    Average      6-10     Average    Over 10    Average
                            Year       Rate      Years      Rate       Years      Rate      Years       Rate     Amount      Yield
                          ---------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Mortgage-backed
   securities             $  3,590     4.80%   $ 10,394     4.81%    $  5,436     4.88%    $  1,752     5.16%   $ 21,172      4.86%
REMICs and CMOs              4,303     4.21      11,620     4.45        4,749     4.67          370     4.98      21,042      4.46
U.S. government and
   federal agency
   obligations               6,000     3.46      33,550     4.60        1,570     4.84           --       --      41,120      4.44
Obligations of states
   and political
   subdivisions (1)            745     6.64       5,885     6.23        5,698     6.47       10,940     6.32      23,268      6.35
Trust preferred stock           --                   --                    --                 7,744     6.20       7,744      6.20
                          ---------            ---------             ---------             ---------             --------
Total                     $ 14,638             $ 61,449              $ 17,453              $ 20,806              114,346
                          =========            =========             =========             =========             ========
Unamortized premiums/
   (discounts)                                                                                                       543
Unrealized loss on
   securities available
   for sale                                                                                                          (35)
                                                                                                                ---------
Total                                                                                                           $114,854
                                                                                                                =========

(1) Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

      The carrying value of investment securities is as follows:

                                                                 December 31
                                                     -----------------------------------
                                                        2005         2004         2003
                                                     -----------------------------------
                                                                (In Thousands)
Available-for-sale securities:
  Corporate bonds                                    $      --    $   6,468    $   7,716
  U. S. treasury and federal agency obligations         41,065       50,313       76,875
  Obligations of state and political subdivisions       23,818       32,092       32,835
  CMOs, REMICS and mortgage-backed securities           40,395       41,765       43,433
  Other                                                  7,801        6,365        7,400
                                                     -----------------------------------
Total                                                $ 113,079    $ 137,003    $ 168,259
                                                     ===================================

Held-to-maturity securities:
  Mortgage-backed securities                         $   1,330    $   1,725    $   2,186
  Obligations of state and political
    subdivisions                                           445          530          590
                                                     -----------------------------------
Total                                                $   1,775    $   2,255    $   2,776
                                                     ===================================

      For additional information regarding First Defiance's investment portfolio refer to Note 5 to the consolidated financial statements.

Interest-Bearing Deposits

      First Defiance had interest-earning deposits in the FHLB of Cincinnati amounting to $8.1 million and $456,000 at December 31, 2005 and 2004, respectively.

Residential Loan Servicing Activities

      Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company's balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2005, First Federal serviced 7,511 loans totaling $602.5 million. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans.

      As compensation for its mortgage servicing activities, the Company receives servicing fees, usually 0.25% per annum of the loan balances serviced, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, the Company receives no servicing fees until the default is cured.

      The following table shows the delinquency statistics for the mortgage loans serviced by the Company as of the dates presented.

                                                              December 31
                             ----------------------------------------------------------------------------------
                                      2005                        2004                         2003
                             ----------------------------------------------------------------------------------
                                          Percentage                   Percentage                   Percentage
                             Number of   of Servicing    Number of    of Servicing    Number of    of Servicing
                               Loans      Portfolio        Loans       Portfolio        Loans       Portfolio
                             ----------------------------------------------------------------------------------
Loans delinquent for:
  30-59 days                     22          0.29%            9           0.16%            2           0.04%
  60-89 days                      7          0.09             3           0.05             1           0.02
  90 days and over               16          0.21             6           0.11             5           0.09
                             ----------------------------------------------------------------------------------
Total delinquencies              45          0.60%           18           0.32%            8           0.15%
                             ==================================================================================
Foreclosures                     14          0.19%            5           0.09%            2           0.04%
                             ==================================================================================

      The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

                                                                    December 31
                  ------------------------------------------------------------------------------------------------------------------
                                 2005                                   2004                                   2003
                  ------------------------------------------------------------------------------------------------------------------
                                            Percentage                             Percentage                            Percentage
                     Number    Aggregate   of Aggregate    Number     Aggregate   of Aggregate    Number     Aggregate  of Aggregate
                       of      Principal     Principal       of       Principal     Principal       of       Principal    Principal
     Rate            Loans      Balance       Balance      Loans       Balance       Balance      Loans       Balance      Balance
------------------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Less than 5.00%        865      $ 74,784       12.41%         770      $ 72,321       15.59%         694      $ 66,512       15.36%
5.00% - 5.99%        3,689       310,665       51.56        2,881       244,842       52.79        2,476       213,267       49.24
6.00% - 6.99%        2,356       19,0172       31.56        1,609       126,132       27.20        1,591       122,338       28.24
7.00% - 7.99%          465        21,766        3.61          383        17,810        3.84          522        26,634        6.15
8.00% - 8.99%          108         4,483        0.74           63         2,503        0.54           99         4,179        0.96
9.00% and over          28           641        0.10            4           182        0.04            5           203        0.05
                  ------------------------------------------------------------------------------------------------------------------
Total                7,511      $602,511      100.00%       5,710      $463,790      100.00%       5,387      $433,133      100.00%
                  ==================================================================================================================

      Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

                                          2005                                           2004
                       -------------------------------------------------------------------------------------------
                                                           % of                                            % of
                                    % of       Unpaid      Unpaid                  % of       Unpaid      Unpaid
                        Number     Number     Principal   Principal    Number     Number     Principal   Principal
     Maturity          of Loans   of Loans     Amount      Amount     of Loans   of Loans     Amount      Amount
------------------------------------------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
1-5 years                  546       7.27%    $ 40,710       6.76%        392       6.88%     $ 30,317       6.54%
6-10 years                 602       8.01       27,965       4.64         614      10.75        41,076       8.86
11-15 years              2,573      34.26      177,564      29.47       2,122      37.16       153,680      33.14
16-20 years              1,006      13.39       83,444      13.85         787      13.78        67,964      14.65
21-25 years                207       2.76       17,254       2.86         107       1.87         8,551       1.84
More than 25 years       2,577      34.31      255,574      42.42       1,688      29.56       162,202      34.97
                       -------------------------------------------------------------------------------------------
Total                    7,511     100.00%    $602,511     100.00%      5,710     100.00%     $463,790     100.00%
                       ===========================================================================================

                                         2003
                       --------------------------------------------
                                                            % of
                                    % of       Unpaid      Unpaid
                        Number     Number     Principal   Principal
     Maturity          of Loans   of Loans     Amount      Amount
-------------------------------------------------------------------
                                 (Dollars in Thousands)
1-5 years                  302       5.61%    $ 22,838       5.27%
6-10 years                 673      12.49       47,819      11.04
11-15 years              2,130      39.54      156,847      36.21
16-20 years                762      14.15       66,135      15.27
21-25 years                 74       1.37        5,147       1.19
More than 25 years       1,446      26.84      134,347      31.02
                       --------------------------------------------
Total                    5,387     100.00%    $433,133     100.00%
                       ============================================

Lending Activities

      General - A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 "for any purpose". At December 31, 2005, First Federal's limit on loans-to-one borrower was $20.0 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $16.9 million, $15.5 million, $11.3 million, $8.2 million and $8.2 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2005.

      Loan Portfolio Composition - The net increase in net loans receivable over the prior year was $285.6 million, $143.7 million, and $174.2 million in 2005, 2004, and 2003, respectively. First Defiance acquired net loans of $117.5 million in the ComBanc acquisition and $66.9 million in the Genoa acquisition. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

      The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                  December 31
                                    -----------------------------------------------------------------------
                                             2005                     2004                     2003
                                    -----------------------------------------------------------------------
                                      Amount         %         Amount         %         Amount         %
                                    -----------------------------------------------------------------------
                                                             (Dollars in Thousands)
Real estate:
  One to four family residential    $  275,497      23.2%    $  187,775      20.9%    $  162,111      21.6%
  Five or more family
    residential                         50,040       4.2         39,049       4.4         30,322       4.0
  Nonresidential real estate           501,943      42.2        376,115      42.0        311,101      41.4
  Construction                          21,173       1.8         15,507       1.7         16,830       2.3
                                    -----------------------------------------------------------------------
Total real estate loans                848,653      71.4        618,446      69.0        520,364      69.3

Other:
  Consumer finance                      54,657       4.6         45,213       5.1         39,808       5.3
  Commercial                           171,289      14.4        141,644      15.8        120,677      16.0
  Home equity and improvement          113,000       9.5         90,839      10.1         70,038       9.3
  Mobile home                              640        .1            299        --            449       0.1
                                    -----------------------------------------------------------------------
Total non-real estate loans            339,586      28.6        277,995      31.0        230,972      30.7
                                    -----------------------------------------------------------------------
Total loans                          1,188,239     100.0%       896,441     100.0%       751,336     100.0%
                                                  =======                  =======                  =======
Less:
  Loans in process                       8,782                    6,341                    6,079
  Deferred loan origination fees         1,303                    1,232                    1,158
  Allowance for loan losses             13,673                    9,956                    8,844
                                    ----------               ----------               ----------
Net loans                           $1,164,481               $  878,912               $  735,255
                                    ==========               ==========               ==========

                                                     December 31
                                    ----------------------------------------------
                                             2002                     2001
                                    ----------------------------------------------
                                      Amount         %         Amount         %
                                    ----------------------------------------------
                                                (Dollars in Thousands)
Real estate:
  One to four family residential    $  142,355      24.7%    $  167,092      32.8%
  Five or more family
    residential                         32,324       5.6         21,757       4.3
  Nonresidential real estate           195,431      33.9        152,274      29.9
  Construction                          15,357       2.6          7,875       1.5
                                    ----------------------------------------------
Total real estate loans                385,467      66.8        348,998      68.5

Other:
  Consumer finance                      37,562       6.5         40,721       8.0
  Commercial                           104,070      18.0         83,690      16.4
  Home equity and improvement           49,889       8.7         36,179       7.1
  Mobile home                               17        --             12        --
                                    ----------------------------------------------
Total non-real estate loans            191,538      33.2        160,602      31.5
                                    ----------------------------------------------
Total loans                            577,005     100.0%       509,600     100.0%
                                                  =======                  =======
Less:
  Loans in process                       7,255                    2,887
  Deferred loan origination fees         1,212                    1,024
  Allowance for loan losses              7,496                    6,548
                                    ----------               ----------
Net loans                           $  561,042               $  499,141
                                    ==========               ==========

      In addition to the loans reported above, First Defiance had $5.2 million, $2.3 million, $5.9 million, $15.3 million and $672,000 in loans classified as held for sale at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

      Contractual Principal, Repayments and Interest Rates - The following table sets forth certain information at December 31, 2005 regarding the dollar amount of gross loans maturing in First Defiance's portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                               Due 3-5       Due 5-10     Due 10-15      Due 15+
                                  Due Before December 31                    Years After December 31
                                 -------------------------  -------------------------------------------------------
                                     2006          2007          2005          2005          2005          2005         Total
                                 ----------------------------------------------------------------------------------------------
                                                                          (In Thousands)
Real estate                      $  149,864    $   59,133    $  149,742    $  363,642    $   55,213    $   71,059    $  848,653
Nonreal estate:
  Commercial                         91,203        25,436        43,518        10,561           400           171       171,289
  Home equity and improvement         8,926         2,385        25,120         6,999           785        68,785       113,000
  Mobile home                           122            87           260           148            23            --           640
  Consumer finance                   24,437        12,513        16,832           755           106            14        54,657
                                 ----------------------------------------------------------------------------------------------
Total                            $  274,552    $   99,554    $  235,472    $  382,105    $   56,527    $  140,029    $1,188,239
                                 ==============================================================================================

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

      The following table sets forth the dollar amount of gross loans due after one year from December 31, 2005 which have fixed interest rates or which have floating or adjustable interest rates.

                                                       Floating or
                                           Fixed       Adjustable
                                           Rates          Rates          Total
                                         ---------------------------------------
                                                      (In Thousands)

Real estate                              $ 170,919      $ 533,031      $ 703,950
Commercial                                  19,108         60,977         80,085
Other                                       57,269         77,545        134,814
                                         ---------------------------------------
                                         $ 247,296      $ 671,553      $ 918,849
                                         =======================================

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

      First Defiance's loan approval process for all types of loans is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan.

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

      Residential mortgage applications are accepted by retail lenders or branch managers, who utilize an automated underwriting system to review the loan request. First Federal also receives mortgage applications via an online residential mortgage origination system. A final approval of all residential mortgage applications is made by a member of a centralized underwriting staff within their designated lending limits. Loan requests in excess or outside an individual underwriter's limit are approved by the Senior Loan Committee and if necessary by the Executive Loan Committee.

      Retail lenders and branch managers are authorized to originate and approve direct consumer loan requests that are within policy guidelines and within the lender's approved lending limit. Loans in excess of any authorized lending limit or outside of policy must be approved by Senior Loan Committee and if necessary by the Executive Loan Committee. Indirect consumer loans originated by auto dealers are underwritten and approved by a designated underwriter in accordance with company policy and lending limits.

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

      Adjustable-rate   loans   represented  17.3%  of  First  Defiance's  total
originations of mortgage loans in 2005 compared to 22.1% and 14.71% during 2004 and 2003, respectively.

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

      The following table shows total loans originated, loan reductions, and the net increase in First Defiance's total loans during the periods indicated:


                                                   Years Ended December 31
                                             -----------------------------------
                                                2005         2004         2003
                                             -----------------------------------
                                                        (In Thousands)
Loan originations:
  Single family residential                  $ 164,687    $ 132,463    $ 291,481
  Multi-family residential                      85,733       76,483       58,370
  Non-residential real estate                  162,823      137,524      165,164
  Construction                                  27,637       20,983       20,553
  Commercial                                   133,021      110,915      104,007
  Home equity and improvement                   34,221       38,552       38,150
  Consumer finance                              50,056       27,250       19,366
                                             -----------------------------------
Total loans originated                         658,178      544,170      697,091
Loans acquired in acquisitions                 184,218           --       79,094
Loan reductions:
  Loan pay-offs                                261,046      223,976      222,163
  Mortgage loans sold                          111,345      104,968      293,673
  Periodic principal repayments                181,630       70,566       83,879
                                             -----------------------------------
                                               554,021      399,510      599,715
                                             -----------------------------------
Net increase in total loans                  $ 288,375    $ 144,660    $ 176,470
                                             ===================================

      The loans acquired in the Genoa acquisition by category were as follows (excluding mark to market adjustments): Single family residential - $36.3 million, multi-family residential - $719,000, non-residential real estate - $7.5 million, construction - $4.5 million, commercial - $1.7 million, home equity and improvement - $13.4 million and consumer finance - $3.7 million.

      The loans acquired in the ComBanc acquisition by category were as follows (excluding mark to market adjustments): Single family residential - $33.1 million, multi-family residential - $2.8 million, non-residential real estate - $57.2 million, construction - $1.9 million, commercial - $12.7 million, home equity and improvement - $4.6 million and consumer finance - $7.2 million.

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

      Delinquent Loans -- The following table sets forth information concerning delinquent loans at December 31, 2005, in dollar amount and as a percentage of First Defiance's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

                                   30 to 59 Days            60 to 89 Days          90 Days and Over               Total
                               ---------------------    ---------------------    ---------------------    ---------------------
                                Amount    Percentage     Amount    Percentage     Amount    Percentage     Amount    Percentage
                               ---------------------    ---------------------    ---------------------    ---------------------
                                                                    (Dollars in Thousands)
Single - family residential    $ 6,002       0.51%      $ 2,832       0.24%      $ 1,495       0.13%      $10.329       0.88%
Nonresidential and Multi-
  family residential             3,565       0.30         7,526       0.64         2,533       0.22        13,624       1.16
Home equity and
  improvement                    1,191       0.10           301       0.03           281       0.02         1,773       0.15
Consumer finance                   614       0.05           145       0.01           356       0.03         1,115       0.10
Commercial                         571       0.05           496       0.04           287       0.02         1,354       0.12
                               ------------------------------------------------------------------------------------------------
Total                          $11,943       1.02%      $11,300       0.70%      $ 4,952       0.42%      $28,195       2.41%
                               ================================================================================================

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

      Impaired loans acquired in the ComBanc and Genoa acquisitions have been accounted for under the provisions of AICPA Statement of Position 03-3 - Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Such loans were recorded at their fair value, which was estimated based on the expected cash flow of the acquired loan. In the Genoa acquisition, 10 loan relationships with a stated value of $1.5 million were recorded at $735,000. In the ComBanc acquisition, 13 loan relationships with a stated value of $3.4 million were recorded at $2.1 million. At December 31, 2005, those loans had a contractual balance of $4.6 million and were recorded at $2.6 million. If management expectations about the cash flow of those loans changes over time, the difference will be treated as "accretable" and will be recognized as a yield adjustment over the remaining life of the respective loan. There were no significant changes in the expected cash flows of the 23 loans identified as impaired in the acquisitions during 2005.

      Loans originated by First Federal having recorded investments of $822,000, $505,000, and $563,000 were considered impaired as of December 31, 2005, 2004 and 2003, respectively. These amounts exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. There was $61,000 of interest received and recorded in income during 2005 related to impaired loans. There was $36,000 and $29,000 recorded in 2004 and 2003 respectively. Unrecorded interest income based on the loan's contractual terms on these impaired loans and all non-performing loans in 2005, 2004 and 2003 was $235,000, $102,000, and $73,000, respectively. The average recorded investment in impaired loans during 2005, 2004 and 2003 (excluding loans accounted for under SOP 03-3) was $1.1 million, $732,000 and $892,000, respectively. The total allowance for loan losses related to these loans was $380,000, $253,000, and $297,000 at December 31, 2005, 2004 and 2003, respectively.

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

      As of December 31, 2005, First Defiance's total non-performing loans amounted to $5.0 million or .42% of total loans, compared to $1.9 million or 0.21% of total loans, at December 31, 2004. Non-performing loans are loans which are more than 90 days past due and are all classified as non-accrual at December 31, 2005. The nonperforming loan balance includes $1.9 million of loans originated by First Federal also considered impaired and $3.1 million of acquired loans accounted for under SOP 03-3.

      The following table sets forth the amounts and categories of First Defiance's non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

                                                                   December 31
                                             --------------------------------------------------------
                                               2005        2004        2003        2002        2001
                                             --------------------------------------------------------
                                                              (Dollars in Thousands)
Nonperforming loans:
   Single-family residential                 $ 2,648     $   419     $   471     $   404     $ 1,151
   Nonresidential and multi-family
     residential real estate                   1,917       1,014       1,092       1,217         972
   Commercial                                    287         450         949         879         110
   Mobile home                                    --          --          --          --          --
   Consumer finance                              100          10          33          25         157
                                             --------------------------------------------------------
Total nonperforming loans                      4,952       1,893       2,545       2,525       2,390

Real estate owned                                315          49         397         175          81
Other repossessed assets                          89          49           7          31          55
                                             --------------------------------------------------------
Total repossessed assets                         404          98         404         206         136
                                             --------------------------------------------------------
Total nonperforming assets                   $ 5,356     $ 1,991     $ 2,949     $ 2,731     $ 2,526
                                             ========================================================

Troubled debt restructurings                 $    --     $    --     $    --     $    --     $    --
                                             ========================================================

Total nonperforming assets as a
   percentage of total assets of
   continuing operations                        0.37%       0.18%       0.28%       0.31%       0.39%
                                             ========================================================
Total nonperforming loans and troubled
   debt restructurings as a percentage of
   total loans                                  0.42%       0.21%       0.34%       0.43%       0.47%
                                             ========================================================
Allowance for loan losses as a percent of
   total nonperforming assets                 255.28%     500.05%     299.90%     274.48%     259.22%
                                             ========================================================

      In addition to the $5.4 million of loans reported above and $3.0 million of loans considered impaired (including loans accounted for under SOP 03-3), which are not included in the loans reported above, there are approximately $46.2 million of performing loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the inclusion of such loans in non-performing loans at some future date. In analyzing these loans for the purpose of determining the adequacy of the allowance for loan losses, management has determined that these loans generally have significant collateral, strong guarantors, or both.

      Allowance for Loan Losses - First Defiance maintains an allowance for loan losses to absorb probable losses in the loan portfolio. The balance of the allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by First Defiance, industry standards, past due loan amounts and trends, general economic conditions and other factors related to the collectibility of the loan portfolio. The Company principally uses its own loss experience in calculating its loan loss provision. However, in those instances where the Company's experience with certain types of lending is new or recent and therefore historical losses are less meaningful, management will consider such other factors as industry loss statistics, regulatory guidance, experience of other financial institutions operating in the same geographic area, and inherent risks associated with the borrower in determining the required allowance. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio using a scale of one to ten. Loans graded in the three worst categories (substandard, doubtful and loss) generally are specifically reserved for. Loans graded as substandard would generally have reserves that range between zero and 20% based on management's knowledge of the credit and other local factors. Substandard loans that have no reserves allocated to them generally exhibit negative financial characteristics, such as poor cash flow or declining sales, but have offsetting credit strengths, such as an abundance of collateral or the existence of a strong guarantor. Loans classified as doubtful are generally reserved at 50% and loans classified as loss are reserved at 100%, unless other facts and circumstances, such as strength of collateral or strength of guarantors warrant a different percentage. Management also engages a third-party to perform an independent loan review on a semi-annual basis. That third party reviews all loan relationships in excess of $250,000 and, among other things, challenges management's loan grades.

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

      At December 31, 2005, First Defiance's allowance for loan losses amounted to $13.7 million compared to $10.0 million at December 31, 2004. The following table sets forth the activity in First Defiance's allowance for loan losses during the periods indicated.

                                                                                    Years Ended December 31
                                                               ------------------------------------------------------------------
                                                                  2005          2004          2003          2002          2001
                                                               ------------------------------------------------------------------
                                                                                     (Dollars in Thousands)
Allowance at beginning of year                                 $   9,956     $   8,844     $   7,496     $   6,548     $   6,330
Provision for credit losses                                        1,442         1,549         1,719         1,451           993
Allowance acquired in acquisitions                                 3,027            --            --            --            --
 Charge-offs:
   One to four family residential real estate                        182            52            18           110           152
   Commercial real estate                                            226            58           162           184           130
   Commercial                                                        267           390           375            36           151
   Consumer finance                                                  354           186           170           390           599
   Home equity and improvement                                        25            --            --            --            --
                                                               ------------------------------------------------------------------
Total charge-offs                                                  1,054           686           725           720         1,032
Recoveries                                                           302           249           354           217           257
                                                               ------------------------------------------------------------------
Net charge-offs                                                      752           437           371           503           775
                                                               ------------------------------------------------------------------
Ending allowance                                               $  13,673     $   9,956     $   8,844     $   7,496     $   6,548
                                                               ==================================================================

Allowance for loan losses to total non-
   performing loans at end of year                                276.11%       525.94%       347.50%       296.87%       273.97%
Allowance for loan losses to total loans at end of year             1.16%         1.12%         1.18%         1.32%         1.29%
Allowance for loan losses to net charge-offs for the year       1,813.40%     2,278.26%     2,383.82%     1,490.26%       844.90%
Net charge-offs for the year to average loans                       0.07%         0.05%         0.06%         0.10%         0.15%

      The provision for credit losses has remained stable over the five-year period shown in the above table as the Company's loss experience has remained relatively low despite significant growth in the loan portfolios. The loan loss reserve increased significantly in 2005 because of reserves acquired in the acquisitions. The level of charge-offs increased in 2005 because of activity related primarily to acquired loans. Management anticipates that the level of charge-offs will remain higher than historical levels as non-performing loans acquired in the two acquisitions are charged off. Management also believes the level of loan loss reserves acquired in the acquisitions is sufficient to cover anticipated charge-offs of the acquired loans.

      The percentage of the allowance for loan losses to total loans increased in 2005 because of the allowance recorded for the loan balances acquired was at a higher overall percentage than First Defiance's existing portfolio. Non-performing assets increased to $5.4 million at December 31, 2005 from $2.0 million at December 31, 2004, because of non-performing loans acquired in the acquisitions. Management believes all non-performing loans acquired had adequate allowance for loan losses allocations. No non-performing loans have been identified since the acquisition dates that were not adequately reserved for as of those dates. Historical trends are monitored by management on a quarterly basis and are considered in the establishment of the allowance for loan losses.

      The following table sets forth information concerning the allocation of First Defiance's allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "Lending Activities-Loan Portfolio Composition."

                                                              December 31
                                --------------------------------------------------------------------------
                                        2005                      2004                      2003
                                --------------------------------------------------------------------------
                                           Percent of                Percent of                Percent of
                                           total loans               total loans               total loans
                                 Amount    by category     Amount    by category     Amount    by category
                                --------------------------------------------------------------------------

Single family residential       $ 1,484        23.2%      $   239        22.8%      $   386        24.4%
Nonresidential and
     Multi-family
     residential real
     estate                       8,965        46.4         6,538        46.3         6,265        45.1
Other:
  Commercial loans                2,287        14.4         2,454        15.8         1,424        15.9
  Consumer and home equity
    and improvement loans           937        16.0           725        15.1           769        14.6
                                --------------------------------------------------------------------------
                                $13,673       100.0%      $ 9,956       100.0%      $ 8,844       100.0%
                                ==========================================================================

                                                  December 31
                                ------------------------------------------------
                                        2002                      2001
                                ------------------------------------------------
                                           Percent of                Percent of
                                           total loans               total loans
                                 Amount    by category     Amount    by category
                                ------------------------------------------------
                                             (Dollars in Thousands)
Single family residential       $   587        29.2%      $   613        34.4%
Nonresidential and
     Multi-family
     residential real
     estate                       4,293        38.5         2,847        34.1
Other:
  Commercial loans                1,729        17.6         1,734        16.4
  Consumer and home equity
    and improvement loans           887        14.7         1,354        15.1
                                ------------------------------------------------
                                $ 7,496       100.0%      $ 6,548       100.0%
                                ================================================

Sources of Funds

      General - Deposits are the primary source of First Defiance's funds for lending and other investment purposes. In addition to deposits, First Defiance derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the FHLB may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes. During 2005, First Defiance issued $20.0 million of trust preferred securities through an unconsolidated affiliated trust. Proceeds from the offering were used for general corporate purposes including funding of dividends and stock buybacks as well as bolstering regulatory capital at the First Federal level.

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

      To supplement its funding needs, First Defiance also utilizes brokered Certificates of Deposit. Such deposits, which were primarily acquired in prior years to fund operations now discontinued, have maturities ranging from three months to one year. The total balance of brokered certificates of deposit was $37.0 million at December 31, 2005. Brokered CDs at December 31, 2004 totaled $61.2 million.

      Average balances and average rates paid on deposits are as follows:

                                                Years Ended December 31
                         ----------------------------------------------------------------------
                                 2005                     2004                     2003
                         --------------------     --------------------     --------------------
                           Amount       Rate        Amount      Rate         Amount       Rate
                         ----------------------------------------------------------------------
                                                 (Dollars in Thousands)
Non-interest-bearing
  demand deposits        $   86,741       --      $   56,241       --      $   47,505       --
Interest bearing
  demand deposits           273,502     1.19%        232,044     0.74%        198,039     0.74%
Savings deposits             87,708     0.27          53,247     0.25          47,047     0.36
Time deposits               570,826     3.00         413,796     2.68         387,948     3.04
                         ----------------------------------------------------------------------
Totals                   $1,018,777     2.02%     $  755,328     1.71%     $  680,539     1.97%
                         ======================================================================

      The following table sets forth the maturities of First Defiance's certificates of deposit having principal amounts of $100,000 or more at December 31, 2005 (in thousands):

Certificates of deposit maturing in quarter ending:
    March 31, 2006                                                     $  47,167
    June 30, 2006                                                         42,996
    September 30, 2006                                                    35,927
    December 31, 2006                                                     20,012
    After December 31, 2006                                               37,003
                                                                       ---------
Total certificates of deposit with
  balances of $100,000 or more                                         $ 183,105
                                                                       =========

      The following table details the deposit accrued interest payable as of December 31:

                                                                2005       2004
                                                               -----------------
                                                                 (In Thousands)

Interest bearing demand deposits and
  money market accounts                                        $  120     $   58
Savings Accounts                                                   --         --
Certificates                                                      876        432
                                                               -----------------
                                                               $  996     $  490
                                                               =================

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

      The following table sets forth certain information as to First Defiance's FHLB advances and other borrowings at the dates indicated.

                                                                   December 31
                                                      --------------------------------------
                                                         2005          2004          2003
                                                      --------------------------------------
                                                              (Dollars in Thousands)
Long-term:
  FHLB advances                                       $ 152,460     $ 151,713     $ 153,522
    Weighted average interest rate                         4.65%         4.62%         4.60%

Short-term:
  FHLB advances                                       $  28,500     $  26,500     $  11,000
    Weighted average interest rate                         3.65%         2.20%         1.12%
  Revolving borrowings                                       --         3,000            --
    Weighted average interest rate                           --          2.25%           --
  Securities sold under  agreement to repurchase      $  25,748     $  11,804     $  12,267
    Weighted average interest rate                         2.67%         1.57%         0.85%

      The following table sets forth the maximum month-end balance and average balance of First Defiance's Long-term FHLB advances and other borrowings during the periods indicated.

                                                 Years Ended December 31
                                          --------------------------------------
                                             2005          2004          2003
                                          --------------------------------------
                                                  (Dollars in Thousands)
Long-term:
  FHLB advances:
    Maximum balance                       $ 154,602     $ 153,373     $ 154,930
    Average balance                         153,267       152,547       152,939
    Weighted average interest rate             4.63%         4.61%         4.78%
  Term Borrowings:
    Maximum balance                              --            --     $       7
    Average balance                              --            --             1
    Weighted average interest rate               --            --          7.50%

      The following table sets forth the maximum month-end balance and average balance of First Defiance's short-term FHLB advances and other borrowings during the periods indicated.

                                                                Years Ended December 31
                                                          -----------------------------------
                                                            2005         2004         2003
                                                          -----------------------------------
                                                                 (Dollars in Thousands)
      Short-term:
        FHLB advances:
          Maximum balance                                 $ 45,000     $ 28,500     $ 14,250
          Average balance                                   14,313       15,577        2,296
          Weighted average interest rate                      3.79%        1.55%        1.31%
        Revolving credit agreements:
          Maximum balance                                 $ 43,799     $  3,000     $     --
          Average balance                                      301        1,349           --
          Weighted average interest rate                      2.25%        2.20%          --
        Securities sold under agreement to repurchase:
          Maximum balance                                 $ 25,748     $ 12,606     $ 12,860
          Average balance                                   17,718       10,612        7,569
          Weighted average interest rate                      2.18%        1.08%        1.02%

      First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2005, there was $152.5 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $28.5 million and $26.5 million in short-term advances outstanding at December 31, 2005 and 2004, respectively. At December 31, 2005, $28.5 million was outstanding under First Defiance's REPO advance line of credit. The total available under the line is $100.0 million. Additionally, First Defiance has $15.0 million available under a Cash Management advance line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal's total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, non-mortgage loans, cash and investment securities. At December 31, 2005, irregardless of amounts available on the REPO and Cash Management line, First Federal's additional borrowing capacity with the FHLB was $24.1 million due to these collateral requirements.

      As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB's regulations. First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $17.5 million at December 31, 2005.

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

      For additional information regarding First Defiance's FHLB advances and other debt see Notes 11, 12 and 13 to the financial statements.

      Subordinated Debentures - In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (the Trust Affiliate), that issued $20 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $20.6 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to the Trust Affiliate. The Trust Affiliate was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by the Trust Affiliate are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by the Trust Affiliate are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 5.87% as of December 31, 2005.

      The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures may be redeemed by the issuer at par after October 28, 2010.

Employees

      First Defiance had 476 employees at December 31, 2005. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

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

      The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2005, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                            December 31, 2005
                                                         -----------------------
                                                              (In Thousands)

          Tangible Capital                               $ 120,029         8.46%

          Requirement                                       21,273         1.50
                                                         -----------------------
          Excess                                         $  98,756         6.96%
                                                         =======================

          Core Capital                                   $ 120,029         8.46%

          Requirement                                       56,729         4.00
                                                         -----------------------
          Excess                                         $  63,300         4.46%
                                                         =======================

          Total risked-based capital                     $ 133,636        11.84%
          Risk-based requirement                            90,323         8.00
                                                         -----------------------
          Excess                                         $  43,313         3.84%
                                                         =======================

      First Federal's capital at December 31, 2005, meets the standards for a well-capitalized institution.

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

Item 1A. Risk Factors

Interest Rate Risk

      Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of the spread between interest earned on loans and investments and interest paid on deposits and borrowings could adversely affect our earnings and financial condition.

      Interest rates are highly sensitive to many factors including:

o     The rate of inflation;

o     Economic conditions;

o     Federal monetary policies;

o     Stability of domestic and foreign markets.

      Changes in market interest rates will also affect the level of prepayments on loans as well as the payments received on mortgage backed securities, requiring the reinvestment at lower rates than the loans or securities were paying.

      First Federal Bank originates a significant amount of residential mortgage loans for sale and for our portfolio. The origination of residential mortgage loans is highly dependent on the local real estate market and the level of interest rates. Increasing interest rates tend to reduce the origination of loans for sale and consequently fee income, which we report as mortgage banking income. Conversely, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of mortgage servicing rights on the loans sold to be lower than originally anticipated. If this happens, we may be required to write down the value of our mortgage servicing rights faster than anticipated, which will increase our expense and lower our earnings.

Credit Risk

      Our earnings and financial condition may be adversely affected if we fail to adequately manage our credit risk. Our primary business is the origination and underwriting of loans. This business requires us to take "credit risk" which is the risk of losing principal and interest income because borrowers fail to repay their loans. The ability of borrowers to repay their loans and the value of collateral securing such loans may be affected by a number of factors including:

      o A slowdown in the local economy of our market area or the national economy;

      o A downturn in the business sector in which our loan customer operates;

      o     A rapid increase in interest rates.

Economy

      We operate our banking and insurance business units within the geographic area comprised of the northwest corner of the state of Ohio and adjacent counties in Indiana and Michigan. Weaknesses in this geographic market area could be caused by such factors as an increase in the unemployment rate, a decrease in real estate values, or significant increases in interest rates. Any such weakness could have a negative impact on our earnings and financial condition because:

      o     Demand for our products and services may go down;

      o     Borrowers may be unable to make payments on their loans;

      o     The value of collateral securing loans may decline;

      o     The overall quality of the loan portfolio may decline.

Competition

      Competition in our market area may reduce our ability to originate loans and attract and retain deposits. We face competition both in originating loans and attracting deposits. Competition is intense in the financial services industry. We compete in our market area by offering superior service and competitive rates and products. The type of institutions we compete with include large regional commercial banks, smaller community banks, savings institutions, mortgage banking firms, credit unions, finance companies, brokerage firms, insurance agencies and mutual funds. As a result of their size and ability to achieve economies of scale, certain of our competitors can offer a broader range of products and services than we offer. To stay competitive in our market area, we may need to adjust the interest rates on our products to match rates of our competition, which will have a negative impact on our net interest margin. Our continued profitability depends on our ability to continue to effectively compete in our market areas.

Government Regulation

      Our business may be adversely affected by changes in the regulatory environment or by changes in government policies as a whole. The earnings of financial institutions such as First Defiance and First Federal are affected by the policies of the regulatory authorities, including the Federal Reserve Board, which regulates the money supply, and the Office of Thrift Supervision, which regulates unitary thrift holding companies such as First Defiance and savings banks such as First Federal.

      Among the methods employed by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in the reserve requirement against member bank deposits. These tools are utilized by the Federal Reserve in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and they have a significant impact on interest rates charged on loans and paid on deposits. The influence of the monetary policies of the Federal Reserve Board are expected to have a continuing and profound effect on the operating results of commercial and savings banks.

      Policies, administration guidelines, and regulatory practices of the Office of Thrift Supervision and other banking regulators have a significant impact on the operations of First Federal and First Defiance. It is possible that certain of those regulations will negatively impact the Company's operating results or financial condition.

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      At December 31, 2005, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and eighteen other full service banking centers in northwestern Ohio. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio.

      First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio.

      The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2005. See Note 9 to the Consolidated Financial Statements.

                                               Leased/    Net Book Value
               Description/address             Owned        of Property       Deposits
---------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
Main Office, First Federal
601 Clinton Street, Defiance, OH                Owned        $  5,647       $   237,278

Branch Offices, First Federal
204 E. High Street, Bryan, OH                   Owned             954            98,323
211 S. Fulton Street, Wauseon, OH               Owned             665            46,476
625 Scott Street, Napoleon, OH                  Owned           1,387            65,682
1050 East Main Street, Montpelier, OH           Owned             494            29,677
926 East High Street, Bryan, OH                 Owned              93             6,759
1333 Woodlawn, Napoleon, OH                     Owned              44            17,766
1177 N. Clinton Street, Defiance, OH            Leased          1,261            24,700
905 N. Williams St., Paulding, OH               Owned             973            32,172
201 E. High St., Hicksville, OH                 Owned             500            17,661
3900 N. Main St., Findlay, OH                   Owned           1,268            40,817
11694 N. Countyline St., Fostoria, OH           Owned             813            21,153
1226 W. Wooster, Bowling Green, OH              Owned           1,236            51,392
301 S. Main St., Findlay, OH                    Owned           1,126            31,801
405 E. Main St., Ottawa, OH                     Owned             469            64,258
124 E. Main St., McComb, OH                     Owned             257            19,648
7591 Patriot Dr., Findlay, OH                   Owned           1,370             8,001
417 W Dussell Dr., Maumee, OH                   Leased          1,159            27,915
230 E. Second St., Delphos, OH                  Owned           1,331            96,089
105 S. Greenlawn Ave., Elida, OH                Owned             411            31,052
2600 Allentown Rd., Lima, OH                    Owned             960            28,532
2285 N. Cole St., Lima, OH                      Owned             496             9,337
22020 W. State Rt. 51, Genoa, OH                Owned           1,099            37,371
2760 Navarre Ave., Oregon, OH                   Leased            273            16,332
1077 Louisiana Ave., Perrysburg, OH             Leased             99             9,309

First Insurance & Investments
419 5th Street, Site 1200, Defiance, OH         Leased            193               N/A
                                                             --------------------------
                                                             $ 24,578       $ 1,069,501
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

Item 4. Submission of Matters to a Vote of Securities Holders

      No matters were submitted to a vote of securities holders during the fourth quarter of 2005.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Issuers Purchases of Common Stock

      The Company's common stock trades on The Nasdaq Stock Market under the symbol "FDEF." As of March 3, 2006, the Company had approximately 2,170 shareholders of record. The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2005 and 2004.

                                                   Years Ending
                        -----------------------------------------------------------------
                               December 31, 2005                  December 31, 2004
                        -------------------------------    -------------------------------
                          High        Low      Dividend      High        Low      Dividend
                        -------------------------------    -------------------------------
   Quarter ended:
     March 31           $ 29.90     $ 26.00     $  .22     $ 29.00     $ 26.60     $  .20
     June 30              30.46       25.29        .22       28.88       22.07        .20
     September 30         31.44       26.21        .22       26.76       22.01        .20
     December 31          30.06       25.56        .24       28.90       25.20        .22

      The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal paid $34.4 million in dividends to First Defiance during 2005 and $5.0 million during 2004.

      First Defiance completed the following common stock repurchases during the fourth quarter and the year ended December 31, 2005:

                                                              Total Number of        Maximum
                                                             Shares Purchased       Number of
                                                                as Part of        Shares that May
                                                                 Publicly        Yet Be Purchased
                        Total Number of     Average Price     Announced Plans     Under the Plans
       Period           Shares Purchased    Paid Per Share      or Programs       or Programs (a)
-------------------------------------------------------------------------------------------------
October 1, 2005 -
  October 31, 2005           3,216             $  28.95             3,216             416,778
November 1, 2005 -
  November 30, 2005             --                  n/a               n/a             416,778
December 1, 2005 -
  December 31, 2005          6,586(b)          $  27.10                --             416,778
Total for 2005
  Fourth Quarter             9,802             $  27.71             3,216             416,778

(a) On July 18, 2003, First Defiance announced that its Board of Directors had authorized management to repurchase up to 10% of the Registrant's common stock through open market or in any private transaction. The authorization, which is for 639,828 shares, does not have an expiration date.

(b)   Shares acquired upon exercise of stock options.

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

                                                                       At or For Years Ended December 31
                                                    ------------------------------------------------------------------------
                                                        2005           2004           2003           2002            2001
                                                    ------------------------------------------------------------------------
                                                                 (Dollars in Thousands, Except Per Share Data
Selected Consolidated Financial Data:
  Total assets                                      $ 1,461,082    $ 1,126,667    $ 1,040,599    $   884,245     $ 1,132,648
  Assets of continuing operations                     1,461,082      1,126,667      1,040,599        884,245         644,194
  Loans held-to maturity, net                         1,164,481        878,912        735,255        561,041         499,141
  Loans held-for-sale                                     5,282          2,295          5,872         15,336             672
  Allowance for loan losses                              13,673          9,956          8,844          7,496           6,548
  Nonperforming assets                                    5,356          1,990          2,949          2,731           2,526
  Securities available-for-sale                         113,079        137,003        168,259        209,604          48,453
  Securities held-to maturity                             1,775          2,255          2,776          3,921           5,818
  Mortgage servicing rights                               5,063          3,598          3,431          2,090           1,821
  Deposits and borrowers' escrow balances             1,070,106        797,979        729,227        599,889         615,238
  FHLB advances                                         180,960        178,213        164,522        149,096         196,302
  Stockholders' equity                                  151,216        126,874        124,269        120,110         111,021

Selected Consolidated Operating Results:
  Interest income from continuing operations        $    76,174    $    54,731    $    50,629    $    46,908     $    47,600
  Interest expense from continuing operations            28,892         20,381         20,855         22,044          25,602
  Net interest income from continuing operations         47,282         34,350         29,774         24,864          21,998
  Provision for loan losses                               1,442          1,548          1,719          1,451             994
  Non-interest income                                    15,925         13,996         16,843         10,401           8,898
  Non-interest expense                                   43,942         31,200         27,126         24,408          22,681
  Income before income taxes                             17,823         15,598         17,772          9,406           7,221
  Income taxes                                            5,853          4,802          5,690          2,986           2,423
  Income from continuing operations                      11,970         10,796         12,082          6,420           4,798
  Discontinued operations, net of tax                        --             --             --          8,853           8,818
  Cumulative effect of change in method of
    accounting for goodwill                                  --             --             --           (194)             --
  Net income                                             11,970         10,796         12,082         15,079          13,616
  Basic earnings per share from continuing
    operations                                             1.75           1.77           2.00           1.01            0.74
  Basic earnings per share                                 1.75           1.77           2.00           2.37            2.11
  Diluted earnings per share from continuing
    operations                                             1.69           1.69           1.91           0.97            0.72
  Diluted earnings per share                               1.69           1.69           1.91           2.28            2.05

                                                             At or For Years Ended December 31
                                               -------------------------------------------------------------
                                                  2005         2004         2003         2002         2001
                                               -------------------------------------------------------------
                                                       (Dollars in Thousands, Except Per Share Data)
Performance Ratios:
  Return on average assets                         0.88%        1.01%        1.24%        0.77%        0.69%
  Return on average equity                         8.26%        8.57%        9.97%        5.39%        4.61%
  Interest rate spread (1)                         3.63%        3.37%        3.13%        2.92%        3.25%
  Net interest margin (1)                          3.87%        3.60%        3.42%        3.38%        3.68%
  Ratio of operating expense to
    Average total assets                           3.22%        2.98%        2.91%        3.16%        3.31%

Quality Ratios:
  Nonperforming assets to total assets
    at end of period (2)                           0.37%        0.18%        0.28%        0.31%        0.39%
  Allowance for loan losses to
    nonperforming assets (2)                     255.28%      500.30%      299.90%      274.48%      259.22%
  Allowance for loan losses to total
    loans receivable                               1.16%        1.13%        1.19%        1.32%        1.31%

Capital Ratios (3):
  Equity to total assets at end of period         10.35%       11.26%       11.94%       13.58%       17.23%
  Tangible equity to tangible assets
    at end of period                               7.88%        9.74%       10.17%       13.23%       16.75%
  Average equity to average assets                10.62%       11.76%       12.43%       14.36%       15.03%
  Book value per share                         $  21.34     $  20.20     $  19.64     $  18.73     $  16.20
  Tangible book value per share                $  15.81     $  17.19     $  16.39     $  18.17     $  15.65
  Ratio of average interest-earning assets
    to average interest-bearing liabilities      110.30%      112.25%      112.25%      115.57%      110.21%

Stock Price and Dividend Information:
  High                                         $  31.44     $  29.00     $  30.65     $  21.44     $  18.00
  Low                                             25.29        22.01        18.21        15.12        10.69
  Close                                           27.09        28.85        25.90        18.90        15.20
  Cash dividends declared per share                0.90         0.82         0.65         0.54          .49
  Dividend payout ratio (4)                       51.43%       46.33%       32.50%       22.78%       23.22%

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

(2) Nonperforming assets consist of non-accrual loans that are contractually past due 90 days or more; loans that are deemed impaired under the criteria of FASB Statement No. 114; and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.

(3)   Capital ratios are based on assets of continuing operations.

(4)   Dividends payout ratio was calculated using basic earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      First Defiance is a unitary thrift holding company which conducts business through its subsidiaries, First Federal and First Insurance.

      First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 25 full service banking centers in 12 northwest Ohio counties. On January 21, 2005, First Defiance acquired ComBanc, Inc., headquartered in Delphos, Ohio in a transaction valued at $38.3 million including acquisition costs. ComBanc's subsidiary, the Commercial Bank, operated four banking offices in Delphos, Lima and Elida, Ohio. On April 8, 2005, First Defiance acquired The Genoa Savings and Loan Company (Genoa), in a $11.2 million transaction. Genoa operated offices in Genoa, Oregon, Perrysburg and Maumee Ohio. The acquired Maumee office was merged with First Federal's existing Maumee office. First Defiance acquired $117.5 million of loans and $163.7 million of deposits in the ComBanc acquisition and $66.9 million of loans and $76.8 million of deposits in the Genoa transaction. For more details on the ComBanc and Genoa acquisitions, see Note 3 - Acquisitions in the Notes to the Financial Statements.

      First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services through its extensive branch network.

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

      During 2003, First Defiance acquired $166.7 million of deposits, $79.0 million of loans, and three banking center offices located in Findlay, Ottawa and McComb Ohio (the "RFC acquisition"). First Defiance successfully completed the RFC acquisition on June 6, 2003 and their results reflect the acquisition from that date forward. For more details on the RFC acquisition, see Note 3 - Acquisitions in the Notes to Consolidated Financial Statements.

Financial Condition

      Assets at December 31, 2005 totaled $1.46 billion compared to $1.13 billion at December 31, 2004, an increase of $334 million or 29.7%. The increase was due primarily to the acquisition of ComBanc Inc. its subsidiary the Commercial Bank as of January 21, 2005 and the acquisition of the Genoa Savings and Loan Company as of April 8, 2005. ComBanc had assets of $196.0 million as of January 21, 2005 and Genoa had assets of $83.4 million as of April 8, 2005. The following table indicates what portion of the change in First Defiance's assets, liabilities and equity was due to the acquisitions. Fair value adjustments and purchase accounting entries that have been pushed down to ComBanc and Genoa are included with their respective acquisition column. Explanations of changes in individual categories follow the table.

                                                                    ComBanc          Genoa
                                                  Balance at      Acquisition       Savings          All           Balance at
                                                   Dec. 31,         Jan. 21,      Acquisition       Other           Dec. 31,
                                                     2004            2005        April 8, 2005     Activity           2005
                                                  ---------------------------------------------------------------------------
                                                                            (dollars in thousands)
Assets
  Cash and due from banks                         $    19,891     $     3,360     $      (612)    $    21,435     $    44,066
  Interest-bearing deposits                               630          49,327              --         (44,767)          5,190
  Securities                                          139,258             502              15         (24,921)        114,854
  Loans held for sale                                   2,295              --              --           2,987           5,282
  Loans                                               888,868         119,656          67,770         101,860       1,178,154
    Less allowance for loan losses                     (9,956)         (2,162)           (865)           (690)        (13,673)
                                                  ---------------------------------------------------------------------------
  Net loans                                           878,912         117,494          66,905         101,170       1,164,481
  Federal Home Loan Bank stock                         13,376           1,852           1,481             835          17,544
  Premises and equipment, net                          24,248           4,106           2,345           1,730          32,429
  Core deposit and other intangibles                      593           3,077           1,202            (755)          4,117
  Goodwill                                             18,340          12,445           4,299              --          35,084
  Other assets                                         29,124           2,533           1,230           5,148          38,035
                                                  ---------------------------------------------------------------------------
Total Assets                                      $ 1,126,667     $   194,696     $    76,865     $    63,668     $ 1,461,082
                                                  ===========================================================================

Liabilities
  Deposits
    Non-interest bearing checking                 $    62,450     $    17,665     $     4,993     $    18,390     $   103,498
    Interest bearing checking and money market        258,797          33,190          20,369         (35,798)        276,558
    Savings                                            52,132          32,665          11,249         (13,280)         82,766
    Certificates of deposit                           424,322          80,148          40,175          62,034         606,679
                                                  ---------------------------------------------------------------------------
  Total deposits                                      797,701         163,668          76,786          31,346       1,069,501
  Securities sold under agreements to
   Repurchase and other borrowings                     14,804           6,610              --           4,334          25,748
  FHLB advances                                       178,213           3,253              --            (506)        180,960
  Junior subordinated debentures                           --              --              --          20,619          20,619
  Other liabilities                                     9,075           2,061              79           1,823          13,038
                                                  ---------------------------------------------------------------------------
Total Liabilities                                     999,793         175,592          76,865          57,616       1,309,866
Shareholders' Equity                                  126,874          19,104              --           5,238         151,216
                                                  ---------------------------------------------------------------------------
Total Liabilities and Shareholders' equity        $ 1,126,667     $   194,696     $    76,865     $    62,854     $ 1,461,082
                                                  ===========================================================================

Loans

      Loans receivable increased by $292.2 million or 32.9% to $1.18 billion at December 31, 2005 from $888.9 million at December 31, 2004. The increase included $121.2 million in loans acquired in conjunction with the ComBanc acquisition and $68.6 million of loans acquired in the Genoa transaction. Excluding the acquisitions, First Federal's loans grew by $99.5 million, or 11.2% in 2005. The increases by type of loan included $88.9 million in 1-4 family residential real estate loans, $139.5 million in commercial real estate loans, $28.6 million in commercial loans and $22.2 million of home equity and improvement loans.

      Of the $88.9 million increase in 1-4 family residential real estate loans, $33.1 million was acquired as part of the ComBanc acquisition and $36.3 million was acquired from Genoa Savings. Of the $139.5 million increase in commercial real estate loans, $57.2 million was acquired as part of the ComBanc acquisition and $7.5 million was acquired from Genoa Savings. Of the $28.6 million increase in commercial loans, $12.7 million was acquired as part of the ComBanc acquisition and $1.7 million was acquired from Genoa Savings. Of the $22.2 million increase in home equity and improvement loans, $4.6 million was acquired as part of the ComBanc acquisition and $13.4 million was acquired from Genoa Savings.

Allowance for Loan Losses

      The allowance for loan losses represents management's assessment of the estimated probably credit losses in the loan portfolio at each balance sheet date. Lending activities contain risks of loan losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the
performance  of  the  loan  portfolio.   Consideration   is  given  to  economic
conditions, changes in interest rates and the effect of such changes on collateral values and borrower's ability to pay, changes in the composition of the loan portfolio, and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management's evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of all commercial loan and commercial real estate loan relationships that exceed $250,000 of aggregate exposure. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with this type of loans.

      At December 31, 2005, the allowance for loan losses was $13.7 million compared to $10.0 million at December 31, 2004. Those balances represented 1.16% and 1.12% of outstanding loans as of December 31, 2005 and December 31, 2004 respectively. The allowances acquired in the ComBanc and Genoa acquisitions totaled $2.2 million and $865,000 respectively and they were the most significant factor in the year over year growth in the allowance balance

      In determining the appropriate level for the allowance for loan losses, First Defiance evaluates all loans in its portfolio. While allowances are frequently required for loans classified as substandard, it is possible for a credit relationship to be graded as substandard based on the financial performance of the credit for which no allowance is required because of other factors such as value of collateral or creditworthiness of guarantors. At
December 31, 2005, a total of $19.3 million of loans are classified as substandard for which some level of reserve ranging between 20% and 50% of the outstanding balance is required. A total of $31.8 million in additional credits were classified as substandard at December 31, 2005 for which no reserve is required. First Defiance also has classified $1.0 million as doubtful at December 31, 2005. First Defiance also utilizes a general reserve percentage for loans not otherwise classified which ranges from 0.025% for mortgage loans to 1.50% for consumer loans. General reserves for commercial and commercial real estate loans, the largest category in First Defiance's portfolio, are established at 1.10% of the outstanding balance. The reserve percentage utilized for these loans is based on both historical losses in the Company's portfolio, national statistics on loss percentages, regulatory guidance and empirical evidence regarding the strength of the economy in First Defiance's general market area.

      First Defiance's ratio of allowance for loan losses to non-performing loans dropped from 525.9% at the end of 2004 to 276.1% at December 31, 2005, the result of substantial non-performing loans acquired as part of the two acquisitions. Through its due diligence prior to making the acquisitions, management was aware of the existence of non-performing loans in both portfolios. At December 31, 2005, First Defiance had total non-performing assets of $5.4 million. Of that, $3.3 million related to either the ComBanc or Genoa acquisitions. The balance of non-performing assets which either were originated by First Defiance or acquired in the 2003 RFC branch acquisition were $2.1 million compared to $2.0 million of non-performing assets at December 31, 2004. While the level of classified loans has increased, year over year, management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2005 is consistent with both charge-off experience and the strength of the overall credits in the portfolio.

      First Defiance's non-performing assets at December 31, 2005 were just $5.4 million compared to $2.0 million at December 31, 2004 and $2.9 million at December 31, 2003. Non-performing assets include loans that are 90 days past due and all real estate owned and other foreclosed assets. Non-performing assets at December 31, 2005 and 2004 by category were as follows:

                                                                  December 31
                                                               -----------------
                                                                2005       2004
                                                               -----------------
                                                                 (In thousands)
Non-performing loans:
  Single-family residential                                    $2,648     $  419
  Non-residential and multi-family residential real estate      1,917      1,013
  Commercial                                                      287        450
  Consumer finance                                                100         10
                                                               -----------------
Total non-performing loans                                      4,952      1,892
Real estate owned and repossessed assets                          404         98
                                                               -----------------
Total non-performing assets                                    $5,356     $1,990
                                                               =================

      Non-performing loans in the single-family residential, non-residential and multi-family residential real estate and commercial loan categories represent ..94%, .35% and .17% of the total loans in those categories respectively at December 31, 2005 compared to 0.22%, 0.24% and 0.32% respectively for the same categories at December 31, 2004. Management believes that the allowance for loan losses is adequate to cover any estimated losses from non-performing loans.

Loans Acquired with Impairment

      Certain loans acquired in the ComBanc and Genoa acquisitions had evidence that the credit quality of the loan had deteriorated since its origination and in management's assessment at the acquisition date it was probable that the First Defiance would be unable to collect all contractually required payments due. In accordance with American Institute of Certified Public Accountants Statement of Position 03-3 - Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), these loans have been recorded based on management's estimate of the fair value of the loans. At the acquisition date of January 21, 2005, loans with a contractual receivable of $3.4 million were acquired from Combanc which were deemed impaired. Those loans were recorded at a net realizable value of $2.1 million. On April 8, 2005, loans with a contractual receivable of $1.5 million were acquired from Genoa which were deemed impaired. Those loans were recorded at a net realizable value of $735,000. As of December 31, 2005, the total contractual receivable for those loans was $4.6 million and the recorded value was $2.6 million.

      In determining the fair value of these loans, management evaluated the likelihood of receiving full payment under the contractual terms. Because of the nature of the types of loans identified, estimates of specific cash flows are not readily determinable. The loans acquired that are within the scope of SOP 03-3 are not accounted for using the income recognition model of the SOP because the Company cannot reasonably estimate cash flows expected to be collected. See
Note 7 in the financial statements.

High Loan-to-Value Mortgage Loans

      The majority of First Defiance's mortgage loans are collateralized by one-to-four-family residential real estate, have loan-to-value ratios of 80% or less, and are made to borrowers in good credit standing. Frist Federal usually requires residential mortgage loan borrowers whose loan-to-value is greater than 80% to purchase private mortgage insurance (PMI). First Federal does originate and retain a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal's senior loan committee. Mortgage loans whose balances when combined with applicable second mortgages exceed 80% of the appraised value with no PMI totaled $29.7 million at December 31, 2005. These loans are generally paying as agreed.

      In addition to first mortgages that exceed 80% loan-to-value, First Defiance makes home equity loans which, when combined with first mortgage loans, held either by First Federal or by other lenders, have potential exposure in excess of 80%. First Defiance generally will not make home equity loans that exceed 90% loan-to-value and exceptions to that guideline must be approved by First Federal's senior loan committee. First Defiance's total exposure for home equity loans that exceed 80% is $6.2 million at December 31, 2005. These loans are generally paying as agreed.

      First Defiance does not make interest-only first-mortgage residential loans, nor does it have residential mortgage loan products, or other consumer products that allow negative amortization.

Securities

      The securities portfolio declined $24.4 million to $114.9 million at December 31, 2005. Only a minimal amount of securities were acquired in the acquisitions. The activity in the portfolio in 2005 included $30.3 million of purchases, $28.9 million of amortization and maturities, $24.2 million of sales and a net decrease of $3.3 million in market value. The decline in market value in 2005 was attributable primarily to rising interest rates and that decline is believed to be temporary. Management took advantage of the 2005 rate environment and sold a portion of the portfolio in order to realize gains totaling $1.2 million. Proceeds of those sales were used primarily to fund loan growth. In addition, management maintained approximately $8 million in overnight investments as of December 31, 2005.

Goodwill and Intangible Assets

      Goodwill increased $16.7 million to $35.1 million at December 31, 2005. The ComBanc and Genoa acquisitions added $12.4 million and $4.3 million respectively to Goodwill for the year. No impairment of goodwill was recorded in 2005. Core deposit intangibles and other intangible assets increased $3.5 million during 2005 to $4.1 million from just $593,000 at the end of 2004, due to core deposit and customer relationship intangibles recorded in conjunction with the acquisitions.

Deposits

      Total deposits at December 31 2005 were $1.07 billion compared to $797.7 million at December 31, 2004, an increase of 34.1%. The ComBanc acquisition added $163.7 million of deposits and Genoa added $76.8 million. The remaining activity was a net increase of $31.3 million. Non-interest bearing checking grew by $41.0 million while money market and interest bearing checking accounts grew by $17.8 million, savings by $30.6 million, and certificates of deposit by $182.4 million. Excluding the acquisitions, non-interest bearing accounts increased by $18.4 million during 2005 and certificates of deposit increased by $62.0 million while interest bearing checking and money market accounts declined by $35.8 million and savings accounts declined by $13.3. This swing is attributable to improved CD rates during 2005. Management periodically utilizes brokered certificates of deposit to supplement its funding needs. At

December 31, 2005 the balance of brokered CDs totaled $37.0 million, down from $49.5 million at December 31, 2004.

Borrowings

      FHLB advances totaled $181.0 million at December 31, 2005 compared to $178.2 million at December 31, 2004. The balance at the end of 2005 includes $110.0 million of convertible advances with rates ranging from 4.07% to 5.84%. These advances are all callable by the FHLB, at which point they would convert to a three-month LIBOR advance if not paid off. Those advances have final maturity dates ranging from 2010 to 2013. In addition, First Defiance has advances totaling $27 million that are callable by the FHLB only if the three-month LIBOR rate exceeds a strike rate ranging from 7.5% to 8.0%. The rate on those advances ranges from 3.48% to 5.14%. First Defiance also has $14.3 million outstanding at the FHLB under a series of fixed-rate loans and $28.5 million borrowed on an overnight basis at December 31, 2005.

      First Defiance also has $25.8 million of securities that have been sold at December 31, 2005 with agreements to repurchase, an increase of this type of funding of $14.0 million over December 31, 2004. The ComBanc acquisition accounted for approximately $6.6 million of that growth.

      In October 2005, the Company issued $20.6 million of Subordinated Debentures. These debentures were issued to an unconsolidated affiliated trust that purchased them with the proceeds from a $20 million issued of trust preferred securities to an outside party. The proceeds of the Subordinated Debentures were used for general corporate purposes. The Subordinated Debentures have a rate equal to three-month LIBOR plus 1.38%.

Capital Resources

      Total shareholders' equity increased $24.3 million to $151.2 million at December 31, 2005. This increase is primarily comprised of $19.1 million of stock issued in conjunction with the ComBanc acquisition and $12.0 million for net income. Those increases were offset by $6.2 million of dividends ($0.90 per share declared), $2.2 million in after-tax market value adjustments to the available for sale securities portfolio and $1.5 million for treasury stock repurchases. The Company's board of directors authorized the repurchase of 640,000 shares in 2003. A total of 54,531 shares were repurchased in 2005 at an average cost of $28.37 and 416,778 shares remain to be purchased under the authorization. Equity also increased by $1.3 million to reflect the release of shares in the Employee Stock Ownership Plan and by $1.8 million as a result of stock option exercises and the related tax benefit of non-qualified option exercises.

Average Balances, Interest Rates and Yields

      The following table presents for the periods indicated the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect the effect of income taxes:

                                                                         Year Ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                                  2005                             2004                            2003
                                   -------------------------------------------------------------------------------------------------
                                     Average    Interest   Yield/     Average    Interest    Yield/    Average   Interest    Yield/
                                     Balance    (1)        Rate(2)    Balance    (1)         Rate(2)   Balance   (1)         Rate(2)
                                   -------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable                  $1,089,942    69,732      6.40%   $  806,877    47,360      5.87%   $667,165   $41,233      6.18%
 Securities                           121,510     5,873      4.88%      152,316     7,499      4.92%    186,631     9,186      4.92%
 Interest-earning deposits             10,410       364      3.50%        2,447        43      1.76%     22,082       280      1.27%
 Dividends on FHLB stock               16,352       829      5.07%       14,839       612      4.12%     17,552       695      3.96%
                                   -------------------------------------------------------------------------------------------------
 Total interest-earning assets      1,238,214    76,798      6.20%      976,482    55,514      5.69%    893,430    51,394      5.75%
 Non-interest-earning assets          126,583                            94,321                          81,617
                                   ----------                        ----------                        --------

 Total Assets                      $1,364,797                        $1,070,803                        $975,047
                                   ==========                        ==========                        ========

Interest-Bearing Liabilities:
 Interest-bearing deposits         $  932,036   $20,615      2.21%   $  699,087   $12,950      1.85%   $633,034   $13,435      2.12%
 FHLB advances                        168,330     7,625      4.53%      169,463     7,317      4.32%    155,301     7,343      4.73%
 Other borrowings                      18,736       451      2.41%       10,608       114      1.07%      7,570        77      1.02%
 Subordinated debentures                3,441       201      5.84%           --        --        --          --        --        --
                                   -------------------------------------------------------------------------------------------------
 Total interest-bearing
   liabilities                      1,122,543    28,892      2.57%      879,158    20,381      2.32%    795,905    20,855      2.62%
Non-interest bearing
 demand deposits                       86,741        --                  56,241        --                47,505        --
                                   --------------------              --------------------              ------------------
Total including non-
 interest- bearing
 demand deposits                    1,209,284    28,892      2.39%      935,399    20,381      2.18%    843,410    20,855      2.47%
Other non-interest liabilities         10,530                             9,484                          10,403
                                   ----------                        ----------                        --------
Total Liabilities                   1,219,814                           935,399                         853,813
Stockholders' equity                  144,983                           125,920                         121,234
                                   ----------                        ----------                        --------
 Total liabilities and
  stockholders' equity             $1,364,797                        $1,070,803                        $975,047
                                   ==========                        ==========                        ========
Net interest income; interest
rate spread (3)                                 $47,906      3.63%                $35,133      3.37%              $30,539      3.13%
                                                =================                 =================               =================

Net interest margin (4)                                      3.87%                             3.60%                           3.45%
                                                          =======                           =======                          ======
Average interest-earning
   assets to average interest-
   bearing liabilities                                      110.3%                            104.4%                          112.3%
                                                          =======                           =======                          ======

(1) Interest on certain tax exempt loans (amounting to $47,000, $29,000 and $61,000 in 2005, 2004 and 2003 respectively) and tax-exempt securities ($1.2 million, $1.5 million and $1.4 million in 2005, 2004 and 2003) is not taxable for Federal income tax purposes. The average balance of such loans was $1.0 million, $722,000 and $870,000 in 2005, 2004 and 2003 while the average balance of such securities was $25.1 million, $32.8 million and $30.5 million in 2005, 2004 and 2003 respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2) At December 31, 2005, the yields earned and rates paid were as follows: loans receivable, 6.69%; securities, 5.03%; FHLB stock, 5.75%; total interest-earning assets, 6.54%; deposits, 2.40%; FHLB advances, 4.57%; other borrowings, 2.68%; total interest-bearing liabilities, 2.72%; and interest rate spread, 3.82%.

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

                                                               Year Ended December 31,
                                   --------------------------------------------------------------------------------
                                                2005 vs. 2004                            2004 vs. 2003
                                   --------------------------------------------------------------------------------
                                    Increase      Increase                    Increase      Increase
                                   (decrease)    (decrease)      Total       (decrease)    (decrease)      Total
                                     due to        due to       increase       due to        due to       increase
                                      rate         volume      (decrease)       rate         volume      (decrease)
                                   --------------------------------------------------------------------------------
Interest-Earning Assets
 Loans                              $  4,567      $ 17,805      $ 22,372      $ (1,936)     $  8,063      $  6,127
 Securities                             (135)       (1,491)       (1,626)            2        (1,689)       (1,687)
 Interest-earning
  deposits                                75           246           321           182          (419)         (237)
 FHLB stock                              150            67           217            31          (114)          (83)
                                    -------------------------------------------------------------------------------
Total interest-earning
   assets                           $  4,657      $ 16,627      $ 21,284      $ (1,721)     $  5,841      $  4,120
                                    ===============================================================================

Interest-Bearing Liabilities
 Deposits                           $  2,821      $  4,844      $  7,665      $ (2,702)     $  2,217      $   (485)
 FHLB advances                           357           (49)          308           516          (542)          (26)
 Term notes                              208           129           337             5            32            37
 Subordinated Debentures                  --           201           201            --            --            --
                                    -------------------------------------------------------------------------------
Total interest- bearing
  liabilities                       $  3,386      $  5,125      $  8,511      $ (2,181)     $  1,707      $   (474)
                                    ===============================================================================

Increase in net interest income                                 $ 12,773                                  $  4,594
                                                                ========                                  ========

Results of Operations

      General -- First Defiance reported net income of $12.0 million for the year ended December 31, 2005 compared to $10.8 million and $12.1 million for the years ended December 31, 2004 and 2003 respectively. On a diluted per share basis, First Defiance earned $1.69 in 2005, $1.69 in 2004 and $1.91 in 2003.

      The 2005 net income amount includes $3.5 million of acquisition related costs that were incurred as part of the ComBanc and Genoa acquisitions. These costs included such items as the expense to terminate data processing contracts, severance agreements with employees who were not retained, and other costs resulting from the acquisition or related transition efforts. After tax, these costs amounted to $2.3 million, or $.32 per share. The 2004 results included a $1.9 million pretax charge to reflect final settlement of certain contingent liabilities related to the sale of the Company's 2002 sale of the former Leader Mortgage subsidiary to US Bancorp. After tax, that amount was $1.25 million or $0.20 per diluted share. Excluding these non-operating items, core earnings were $14.2 million, $12.0 million and $12.1 million for the years ended December 31, 2005, 2004 and 2003 respectively. On a diluted per share basis, core earnings amounted to $2.01, $1.89 and $1.91 for those three periods. A reconciliation of GAAP earnings to core earnings is as follows:

                                                         Year Ended December 31,
                                                    --------------------------------
                                                      2005        2004        2003
                                                    --------------------------------
                                                             (in thousands)
         GAAP Net Income                            $ 11,970    $ 10,796    $ 12,082
            One-time acquisition related charges       3,476          --          --
            Settlement of contingent liability            --       1,927          --
            Tax effect                                (1,217)       (674)         --
                                                    --------------------------------
         Core Operating Earnings                    $ 14,229    $ 12,049    $ 12,082
                                                    ================================
         Basic earnings per share:
            GAAP                                    $   1.75    $   1.77    $   2.00
                                                    ================================
            Core Operating Earnings                 $   2.08    $   2.07    $   2.00
                                                    ================================
         Diluted earnings per share:
            GAAP                                    $   1.69    $   1.69    $   1.91
                                                    ================================
            Core Operating Earnings                 $   2.01    $   1.89    $   1.91
                                                    ================================

      Net interest income was $47.3 million for the year ended December 31, 2005 compared to $35.1 million and $29.8 million for the years ended December 31, 2004 and 2003 respectively. The tax-equivalent net interest margin was 3.87%, 3.62% and 3.45% for the years ended December 31, 2005, 2004 and 2003 respectively. The increase in margin between 2004 and 2005 is due to an improved interest rate spread, which increased to 3.63% for the year ended December 31, 2005 compared to 3.39% for 2004. The improved spread resulted from a 51 basis point improvement in the yield on interest-earning assets to 6.20% in 2005 from 5.71% in 2004 while the cost of interest bearing liabilities between the two periods increased by just 26 basis points, from 2.32% in 2004 to 2.58% in 2005. Margin also improved in 2005 as a result of the improved mix between loans and investment securities, the $30.5 million increase in the average balance of non-interest bearing deposits and a $19.1 million increase in average equity for the year. The increase in the margin between 2003 and 2004 is due to an improved interest rate spread, which increased from 3.13% in 2003 to 3.37% in 2004, a result primarily due to a 30 basis point reduction the the

Company's overall cost of interest bearing liabilities (from 2.62% to 2.32%) compared to a drop of just six basis points on the yield of interest earning assets (from 5.75% in 2003 to 5.69% in 2004). Margin also improved in 2004 due to an $8.7 million increase in the average balance in non-interest bearing deposits and a $4.7 million increase in capital.

      The 51 basis point improvement in asset yields in 2005 is due to 53 basis point improvement in the yield on loans and a $30.8 million decline in lower yielding securities that were replaced with higher yielding loans. Further yields improved on interest bearing deposits and on FHLB stock in 2005 compared to 2004. The decline in asset yields in 2004 compared to 2003 is the result of a 31 basis point decline in the yield on loans, which dropped to 5.87% in 2004 from 6.18% in 2003. That decline was partially offset by an improved asset mix as average loan balances increased from $667.2 million in 2003 to $806.9 million in 2004 while the average balance in securities declined from $186.6 million in 2003 to $152.3 million in 2004 and the average balance of interest bearing deposits declined from $22.1 million in 2003 to just $2.4 million in 2004.

      The provision for loan losses totaled $1.4 million, $1.5 million and $1.7 million for 2005, 2004 and 2003 respectively while charge-offs were $1.1 million, $685,000 and $725,000 and recoveries were $302,000, $249,000 and
$354,000 respectively in those same years. As a percentage of average loans, net charge-offs were 0.07% for the year ended December 31, 2005 compared to 0.05% and 0.06% for 2004 and 2003 respectively.

      For the year ended December 31, 2005, non-interest income was $15.9 million compared to $14.0 million for 2004 and $16.8 million for 2003. Non-interest expense for the year ended December 31, 2005 was $43.9 million ($40.5 million excluding acquisition related charges) compared to $31.2 million for 2004 ($29.3 million excluding the settlement of a contingent liability) and $27.1 million for 2003.

      Net Interest Income - First Defiance's net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

      Total interest income increased by $21.4 million, or 39.2% to $76.2 million for the year ended December 31, 2005 from $54.7 million for the year ended December 31, 2004. The increase in income was due to an increase in the average balance in loans receivable, to $1.09 billion for the twelve months of 2005 compared to $806.9 million for 2004. During the same period the average balance of investment securities dropped to $121.5 million for all of 2005 from $152.3 million for the year ended December 31, 2004. In addition to the increase in loan balances, the yield on loans increased to 6.40% on average for 2005 compared to 5.87% in 2004, a 53 basis point improvement.

      The increase in the average balance of loans resulted primarily from the acquisitions, where $190.0 million of loans were acquired. However, First Defiance continues to also have strong internal loan growth as average loan balances grew by an additional $93 million during 2005. For the year, First Defiance's commercial real estate loans grew by $139.5 million ($71.2 million excluding loans acquired in the acquisitions), one-to-four residential loans grew by $88.9 million ($13.1 million excluding the acquisitions), commercial loans grew by $28.6 million ($13.7 million excluding the acquisitions) and home equity and improvement loans grew by $22.2 million ($4.2 million excluding the acquisitions).

      Interest income from the investment portfolio declined to $5.9 million in 2005 from $7.3 million in 2004. The decline is due to the decrease in the average balance from $152.3 million to $121.5 million between 2004 and 2005. As securities matured or were sold, the proceeds were generally used to fund loan growth. The tax equivalent yield on the investment portfolio was 4.83% in 2005 compared to 5.08% in 2004 as several of the higher yielding securities in the portfolio were sold to take advantage of gain positions. First Defiance's balance in interest bearing deposits with other banks increased significantly following several of the securities sales. With recent increases in interest rates, the cost of carrying those liquid assets has declined relative to longer investment options.

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

      Interest expense increased by $8.5 million in 2005 compared to 2004, to $28.9 million from $20.4 million. This increase was due to a $232.9 million increase in the average balance of interest bearing deposits in 2005 compared to 2004 as well as a 36 basis point increase in the cost of those deposits. Total interest bearing deposits acquired in the acquisitions was $217.8 million. For the year, the actual balance of interest-bearing deposits increased by $230.8 from December 31, 2004 to December 31, 2005. Of that growth, $182.4 million was in certificates of deposit, which have a higher cost than transaction accounts. Interest expense on interest-bearing deposits was $20.6 million in 2005 and $12.9 million in 2004. Expenses on FHLB advances and other funding interest bearing funding sources was not significantly different between 2004 and 2005. First Defiance issued $20.6 million of junior subordinated debentures in conjunction with a trust preferred offering by an unconsolidated affiliated subsidiary. Interest expense recognized by the Company related to those subordinated debentures was $201,000 in 2005.

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

      As a result of the foregoing, First Defiance's net interest income was $47.3 million for the year ended December 31, 2005 compared to $34.3 million for the year ended December 31, 2004 and $29.8 million for the year ended December 31, 2003. Net interest margin from continuing operations calculated on a tax-equivalent basis was 3.87% for 2005 compared to 3.62% in 2004 and 3.45% in 2003. In addition to the factors cited above, net interest margin is also favorably impacted by an increase in non-interest bearing deposits, which increased to an average balance of $86.7 million in 2005 from an average of $56.2 million in 2004 and $47.5 million in 2003.

      Provision for Loan Losses - First Defiance's provision for loan losses was $1.4 million for the year ended December 31, 2005 compared to $1.5 million and $1.7 million for the years ended December 31, 2004 and 2003 respectively.

      Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management to absorb probable losses in the loan portfolio. Factors considered by management include identifiable risk in the portfolios; historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; general economic conditions, particularly as they relate to First Defiance's market areas; and other factors related to the collectability of First Defiance's loan portfolio. See also the Allowance for Loan Losses in Management's Discussion and Analysis and Note 7 to the audited financial statements.

      Non-interest Income - Non-interest income increased by $1.9 million or 13.8% in 2005 to $15.9 million from $14.0 million for the year ended December 31, 2004. In 2003, $16.8 million of non-interest income was recognized. Most of the increase in 2005 was in service fees and other charges, which increased to $5.6 million for the year ended December 31, 2005 from $4.2 million for 2004, an increase of $1.4 million or 32.9%. Increased fees resulting from the larger account base following the acquisitions was the primary reason for the increase in service fees. Service fee income was $3.5 million in 2003

      Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, and an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $3.3 million, $2.8 million and $6.8 million in 2005, 2004 and 2003 respectively. That $574,000 of growth in 2005 over 2004 was primarily attributable to the recapture of $417,000 of previously recorded mortgage servicing rights impairment and a $295,000 increase in mortgage servicing fees resulting from a $139 million increase in the portfolio of mortgage loans serviced for others. Gains from the sale of mortgage loans totaled $2.3 million for both 2005 and 2004. The higher level of mortgage banking income in 2003 was the result of significant mortgage loan origination activity, a result of the major mortgage refinancing wave which occurred in those periods. Gains from sale of loans in 2003 were $7.0 million. The higher level of gains in 2003 was offset somewhat by higher levels of mortgage servicing rights amortization ($2.0 million in 2003 compared to just $784,000 and $704,000 in 2005 and 2004 respectively). Also there have been significant fluctuations in the level of mortgage servicing rights impairment adjustments over the past three years, ranging from impairment expense of $717,000 and $1,000 in 2003 and 2004 respectively, to a recovery of previously recorded impairment of $417,000 in 2005. The balance of the impairment allowance stands at just $82,000 at the end of 2005 following the recording of a $108,000 permanent mortgage servicing rights write-down in 2005. See Note 8 to the financial statements.

      First Defiance also realized $1.2 million of securities gains in 2005 compared to $1.4 million in 2004 and $1.6 million in 2003. In all three years, management took advantage of favorable prices in the bond portfolio as long-term interest rates stayed low. Generally as investments were sold out of the investment portfolio, the related proceeds were used to fund loan growth or they were reinvested in shorter-term securities in order to position the Company for an eventual overall rate increase.

      Non-interest Expense -- Total non-interest expense for 2005 was $43.9 million compared to $31.2 million for the year ended December 31, 2004 and $27.1 million for the year ended December 31, 2003. The 2005 results include $3.5 million of acquisition related charges while the 2004 amount includes a charge of $1.9 million related to the final settlement of a contingent liability related to First Defiance's 2002 sale of its Leader Mortgage subsidiary. Non-interest expense, excluding the acquisition related charges in 2005 and the settlement of the contingency in 2004, was $40.4 million and $29.3 million respectively for those two years.

      Compensation and benefits increased by $6.0 million in 2005 compared to 2004, to $23.4 million in 2005 from $17.4 million in 2004. Most of the increase in compensation was due to staffing increases resulting from the acquisitions, the addition of staff in central operations to service the larger branch network and continued increases in the cost of First Defiance's health insurance. The total number of full-time equivalent employees increased to 428 at the end of 2005 compared to 322 at the end of 2004. Also in 2005, occupancy costs increased to $4.7 million from $3.3 million in 2004, state franchise tax increased to $1.3 million from $868,000, and data processing increased to $3.2 million from $2.4 million. The majority of these increases were a result of the growth due to the acquisitions. Also in 2005, amortization of intangibles including core deposit intangibles and customer relationship intangibles increase to $755,000 from just $110,000 in 2004, a result of the amortization of intangibles acquired in the acquisitions. First Defiance's other non-interest expense category also increased to $6.9 million in 2005 from $5.2 million in 2004. Increases in that category resulted from higher levels of advertising (up $503,000), printing and office supplies (up $168,000), postage (up $223,000) and bad check charge-offs and other related deposit account losses (up $247,000).

      The increase in non-interest expense in 2004 from 2003 was the primarily due to a $1.3 million increase in compensation and benefits expense. Occupancy costs and data processing costs also increased in 2004 by $254,000 and $522,000 respectively.

      As noted, the 2005 non-interest expense included $3.5 million of acquisition related costs. Of these costs, $1.05 million related to the ComBanc acquisition and $2.45 related to the Genoa acquisition. For ComBanc, the most significant costs included $471,000 in severance and other termination payments to employees not retained, $222,000 related to the cancellation of certain contracts. For Genoa, the most significant costs included $1.3 million for the termination of a long-term data processing contract and other long-term contracts and lease arrangements and $364,000 for severance and other payments to employees not retained.

      Income Taxes - Income taxes amounted to $5.9 million in 2005 compared to $4.8 million in 2004 and 5.7 million in 2003. The effective tax rates for those years were 32.8%, 30.8%, and 32.0% respectively. The tax rate is lower than the statutory 35% tax rate for the Company because of investments in tax-exempt securities and in BOLI. The earnings on such investments are not subject to federal income tax. The increase in the effective tax rate in 2005 compared to 2004 is primarily the result of lower levels of interest income from tax-exempt securities in 2005 compared to 2004 and a reduction in earnings from BOLI. See note 16 to the financial statements.

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

      Cash generated from operating activities was $16.6 million, $16.3 million and $23.1 million in 2005, 2004 and 2003 respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights, ESOP expense related to the release of ESOP shares in accordance with AICPA SOP 93-6 and increases and decreases in other assets and liabilities.

      In a typical year, the primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. In 2005, First Defiance completed the acquisitions of ComBanc and Genoa. In the case of the ComBanc acquisition, which was purchased with a combination of stock and cash, First Defiance realized an increase in cash of $52.7 million after netting the cash that was acquired from ComBanc. ComBanc's cash level was high because they liquidated their investment portfolio in advance of the acquisition closing date. In the case of the Genoa acquisition, the acquisition resulted in a net reduction in cash of $612,000 after netting Genoa's cash balances against the purchase price. In 2003, First Defiance completed the RFC acquisition, which increased cash from investing activities by $70.1 million as deposits acquired exceeded the purchase price plus loans acquired.

      In considering the more typical investing activities, during 2005, $27.9 million and $24.2 million was generated from the maturity or sale of available-for-sale investment securities, respectively, while $104.1 million was used fund loan growth and $30.3 million was used to purchase available-for-sale investment securities. During 2004, $42.8 million and $20.7 million was generated from the maturity of investment securities and sale of available-for-sale investment securities, respectively, while $144.7 million was used fund loan growth and $34.3 million was used to purchase available-for-sale investment securities. During 2003, $64.9 million and $22.2 million was realized from the maturity of investment securities and sale of investment securities respectively while $97.4 million was used to fund loan growth and $48.9 million was used to purchase available for sale securities.

      Principal financing activities include the gathering of deposits, the utilization of FHLB advances, the sale of securities under agreements to repurchase such securities and borrowings from other banks. In addition, First Defiance also purchased common stock for its treasury. For 2005, total deposits (excluding deposits acquired in the acquisitions) increased by $31.9 million, including $44.4 million of growth in retail deposit balances. The amount of deposits acquired from CD brokers or other out of market sources declined in 2005 by $12.5 million. For the year ended December 31, 2004, deposits increased by $69.1 million, including $58.6 million of growth in retail deposits generated by the First Federal Bank branch network, and $10.5 million in net growth in deposits acquired from CD brokers or other out of market sources. For the year ended December 31, 2003, deposits declined by $37.3 million, primarily do to the Company not replacing $32.0 million of maturing brokered certificates of deposit which were no longer needed. Also in 2005, First Defiance issued $20.6 million of subordinated debentures to an unconsolidated affiliated trust and that trust issued $20 million of trust preferred stock to outside investors. Also in 2005, Short-term advances from the FHLB increased by $2 million and borrowings on lines of credit from other banks of $3 million were paid off. Also securities sold under repurchase arrangements increased by $7.3 million. In 2004, First Defiance borrowed $15.5 million in short-term advances from the FHLB and $3.0 million on from other financial institutions under short-term lines of credit. In 2003, First Defiance borrowed $9 million from the FHLB under long-term advance agreements and an additional $8 million was borrowed on short-term advances. Also, the Company repurchased $1.5 million, $4.7 million, $4.4 million of common stock for treasury in 2005, 2004 and 2003 respectively. For additional information about cash flows from First Defiance's operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

      At December 31, 2005, First Defiance had the following commitments to fund deposit, advance and borrowing obligations:

                                                          Maturity Dates by Period at December 31, 2005
                                               ------------------------------------------------------------------
                                                             Less than                                  After 5
Contractual Obligations                          Total        1 year        1-3 years     4-5 years      years
-----------------------------------------------------------------------------------------------------------------
                                                                         (In Thousands)
Savings, checking and demand accounts          $  462,822    $  462,822    $       --    $       --    $       --
Certificates of deposit                           606,679       451,010       151,439         3,385           845
FHLB overnight advances                            28,500        28,500            --            --            --
FHLB fixed advances including interest (1)        194,092         8,301        26,376        23,056       136,359
Subordinated debentures                            20,619            --            --            --        20,619
Securities sold under repurchase agreements        25,748        25,748            --            --            --
Lease obligations                                   4,489           344           476           406         3,263
                                               ------------------------------------------------------------------
Total contractual cash obligations             $1,342,949    $  976,725    $  178,291    $   26,847    $  161,086
                                               ==================================================================

(1)   Includes principal payments of $152,298 and interest payments of $41,794

      At December 31, 2005, First Defiance had the following commitments to fund loan or line of credit obligations:

                                                         Amount of Commitment Expiration by Period
                                       Total        --------------------------------------------------
                                      Amounts       Less than                                  After 5
Commitments                          Committed       1 year       1-3 years     4-5 years       years
------------------------------------------------------------------------------------------------------
                                                               (In Thousands)
Residential real estate
 loans in process                     $ 44,998      $ 44,998      $     --      $     --      $     --
Commercial loans in process              8,629         8,629            --            --            --
One-to-four family mortgage loan
 originations                           12,097         6,757         4,974            --           366
Multifamily originations                 8,626         1,881            --            --         6,745
Other real estate originations          48,310        12,550        11,556        10,914        13,290
Nonmortgage loan originations            3,024           182         2,067           475           300
Consumer lines of credit                90,428         5,682         9,707        13,350        61,689
Commercial lines of credit              59,870        43,276        15,807             2           785
                                      ----------------------------------------------------------------
Total loan commitments                 275,982       123,955        44,111        24,741        83,175

Standby letters of credit                8,785         4,802           389         3,594            --
                                      ----------------------------------------------------------------

Total Commitments                     $284,767      $128,757      $ 44,500      $ 28,335      $ 83,175
                                      ================================================================

      In addition to the above commitments, at December 31, 2005 First Defiance had commitments to sell $8.5 million of loans held for sale to Freddie Mac.

      To meet its obligations, management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, bank lines and brokered certificates of deposit. At December 31, 2005 First Defiance had $64.1 million capacity under its agreements with the FHLB and other banks.

      First Defiance is subject to various capital requirements of the Office of Thrift Supervision. At December 31, 2005, First Federal had capital ratios that exceeded the standard to be considered "well capitalized". For additional information about First Federal's capital requirements, see Note 15 to the Consolidated Financial Statements.

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

      In addition to the identification of specific customers who may be potential credit problems, management considers its historical losses, the results of independent loan reviews, an assessment of the adherence to underwriting standards, the loss experience being reported by other financial institutions operating in the Company's market area, and other factors in providing for loan losses that have not been specifically classified. While management believes its allowance for loan losses is conservatively determined based on the above factors, it does not believe the allowances to be excessive or unnecessary. Refer to the section titled "Allowance for Loan Losses" and Note 2, Statement of Accounting Policies for a further description of the Company's estimation process and methodology related to the allowance for loan losses.

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

      Key assumptions made by management relative to the valuation of mortgage servicing rights include the stratification policy used in valuing servicing, assumptions relative to future prepayments of mortgages, the potential value of any escrow deposits maintained or ancillary income received as a result of the servicing activity and discount rates used to value the present value of a future cash flow stream. In assessing the value of the mortgage servicing rights portfolio, management utilizes a third party that specializes in valuing servicing portfolios. That third party reviews key assumptions with management prior to completing the valuation. Prepayment speeds are determined based on projected median prepayment speeds for 15 and 30 year mortgage backed securities. Those speeds are then adjusted up or down based on the size of the loan. The discount rate used in this analysis is the pretax yield generally required by purchasers of bulk servicing rights as of the valuation date. The value of mortgage servicing rights is especially vulnerable in a falling interest rate environment. Refer also to the section entitled Mortgage Servicing Rights and Note 2, Statement of Accounting Policies, and Note 8, Mortgage Banking, for a further description of First Defiance's valuation process, methodology and assumptions along with sensitivity analyses.

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

      First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management's estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 12 month period, First Defiance's net interest income would increase by just 1.75% over the base case scenario. Were interest rates to fall by 100 basis points during the same 12-month period, the simulation indicates that net interest income would decrease by only 1.72%. It should be noted that other areas of First Defiance's income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

      The majority of First Defiance's lending activities are in the non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance's non-residential and multi-family real estate loan portfolio was $552.0 million, which is split between $93.6 million of fixed-rate loans and $458.4 million of adjustable-rate loans at December 31, 2005. The commercial loan portfolio increased to $171.3 million, which is split between $70.2 million of fixed-rate loans and $101.1 million of adjustable-rate loans at December 31, 2005. Certain of the loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than 7 years. First Defiance also has significant balances of consumer loans ($55.3 million at December 31, 2005) which tend to have a shorter duration than residential mortgage loans, and home equity and improvement loans ($113.0 million at December 31, 2005) which fluctuate with changes in the prime lending rate. Also, to limit its interest rate risk, (as well as to provide liquidity) First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

      In addition to the simulation analysis, First Federal also prepares an "economic value of equity" ("EVE") analysis. This analysis calculates the net present value of First Federal's assets and liabilities in rate shock environments that range from -300 basis points to +300 basis points. The results of this analysis are reflected in the following table.

                                         December 31, 2005
-------------------------------------------------------------------------------------------------
                                                                 Economic Value of Equity as % of
                              Economic Value of Equity                Present Value of Assets
                      ---------------------------------------------------------------------------
Change in Rates       $ Amount       $ Change        % Change          Ratio         Change
                       (Dollars in Thousands)
-------------------------------------------------------------------------------------------------
   + 300 bp           165,307        (21,390)        (11.46%)         12.04%        (84) bp
   + 200 bp           172,774        (13,923)         (7.46%)         12.36%        (52) bp
   + 100 bp           180,028         (6,669)         (3.57%)         12.65%        (23) bp
       0 bp           186,697             --             --           12.88%         --
    -100 bp           191,267          4,570           2.45%          12.98%         10  bp
    -200 bp           193,131          6,434           3.45%          12.91%          3  bp
    -300 bp           194,686          7,989           4.28%          12.83%         (5) bp

      Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2005, First Federal would experience a 7.46% decrease in its economic value of equity. If rates would fall by 200 basis points its economic value of equity would increase by 3.45%. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations and the durations are fairly closely matched. The average duration of its assets at December 31, 2005 was 1.75 years while the average duration of its liabilities was 1.54 years.

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

                       This page intentionally left blank.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms...................  51
Consolidated Statements of Financial Condition..............................  53
Consolidated Statements of Income...........................................  55
Consolidated Statements of Stockholders' Equity.............................  56
Consolidated Statements of Cash Flows.......................................  57
Notes to Consolidated Financial Statements..................................  59

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Defiance Financial Corp.
Defiance, Ohio

We have audited the accompanying consolidated statement of financial condition of First Defiance Financial Corp. as of December 31, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of First Defiance Financial Corp. as of December 31, 2004 and for the years ended December 31, 2004 and 2003 were audited by other auditors whose report dated March 8, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Defiance Financial Corp. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion thereon.

                                        /s/ Crowe Chizek and Company LLC

                                        Crowe Chizek and Company LLC

Cleveland, Ohio
March 10, 2006

             Report of Independent Registered Public Accounting Firm
                      On Consolidated Financial Statements

The Board of Directors
First Defiance Financial Corp.

We have audited the accompanying consolidated statement of financial condition of First Defiance Financial Corp. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Defiance Financial Corp. and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                                /s/ Ernst & Young LLP

Cleveland, Ohio
March 8, 2005

                         First Defiance Financial Corp.

                 Consolidated Statements of Financial Condition

                                                              December 31
                                                           2005         2004
                                                       -------------------------
                                                             (In Thousands)
Assets
Cash and cash equivalents:
  Cash and amounts due from depository institutions    $    44,066   $    19,891
  Interest-bearing deposits                                  5,190           630
                                                       -------------------------
                                                            49,256        20,521
Securities:
  Available-for-sale, carried at fair value                113,079       137,003
  Held-to-maturity, carried at amortized cost
    (fair value $1,845 and $2,376 at December 31,
    2005 and 2004, respectively)                             1,775         2,255
                                                       -------------------------
                                                           114,854       139,258

Loans receivable, net of allowance of $13,673 and
  $9,956 at December 31, 2005 and 2004, respectively     1,164,481       878,912
Loans held for sale                                          5,282         2,295
Mortgage servicing rights                                    5,063         3,598
Accrued interest receivable                                  6,207         4,653
Federal Home Loan Bank stock and other
  interest-earning assets                                   17,544        13,376
Bank owned life insurance                                   24,346        18,581
Premises and equipment                                      32,429        24,248
Real estate and other assets held for sale                     404            98
Goodwill                                                    35,084        18,340
Core deposit and other intangibles                           4,117           593
Other assets                                                 2,015         2,194
                                                       -------------------------
Total assets                                           $ 1,461,082   $ 1,126,667
                                                       =========================

                                                                          December 31
                                                                     2005            2004
                                                                  ---------------------------
                                                                         (In Thousands)
Liabilities and stockholders' equity
Liabilities:
  Deposits                                                        $ 1,069,501     $   797,701
  Advances from the Federal Home Loan Bank                            180,960         178,213
  Short term borrowings and other interest-bearing liabilities         25,748          14,804
  Subordinated debentures                                              20,619              --
  Advance payments by borrowers                                           605             278
  Deferred taxes                                                          795             934
  Other liabilities                                                    11,638           7,863
                                                                  ---------------------------
Total liabilities                                                   1,309,866         999,793

Stockholders' equity:
  Preferred stock, no par value per share:
    5,000 shares authorized; no shares issued
  Common stock, $.01 par value per share:
    20,000 shares authorized;  11,701 and 10,982 shares issued
    and 7,085 and 6,280 shares outstanding, respectively                  117             110
Additional paid-in capital                                            108,628          88,528
Stock acquired by ESOP                                                 (1,053)         (1,479)
Deferred compensation                                                      (2)             (4)
Accumulated other comprehensive income (loss),
  net of tax of $(13) and $1,148, respectively                            (22)          2,131
Retained earnings                                                     112,041         106,598
Treasury stock, at cost, 4,616 and 4,702
  shares respectively                                                 (68,493)        (69,010)
                                                                  ---------------------------
Total stockholders' equity                                            151,216         126,874

                                                                  ---------------------------
Total liabilities and stockholders' equity                        $ 1,461,082     $ 1,126,667
                                                                  ===========================

See accompanying notes.

                         First Defiance Financial Corp.

                        Consolidated Statements of Income

                                                               Years Ended December 31
                                                         2005            2004            2003
                                                       ----------------------------------------
                                                        (In Thousands, Except Per Share Amount)
Interest income
Loans                                                  $ 69,708        $ 47,345        $ 41,165
Investment securities                                     5,273           6,731           8,491
Interest-bearing deposits                                   364              43             280
FHLB stock dividends                                        829             612             695
                                                       ----------------------------------------
Total interest income                                    76,174          54,731          50,631

Interest expense
Deposits                                                 20,615          12,950          13,435
Federal Home Loan Bank advances and other                 7,625           7,317           7,343
Subordinated debentures                                     201              --              --
Notes payable                                               451             114              77
                                                       ----------------------------------------
Total interest expense                                   28,892          20,381          20,855
                                                       ----------------------------------------
Net interest income                                      47,282          34,350          29,776

Provision for loan losses                                 1,442           1,548           1,719
                                                       ----------------------------------------
Net interest income after provision for loan losses      45,840          32,802          28,057

Noninterest income
Service fees and other charges                            5,603           4,215           3,504
Mortgage banking income                                   3,345           2,771           6,771
Insurance commissions                                     4,185           4,052           3,712
Gain on sale of securities                                1,222           1,426           1,575
Trust income                                                282             225             161
Income from bank owned life insurance                       765             947             809
Other noninterest income                                    523             360             309
                                                       ----------------------------------------
Total noninterest income                                 15,925          13,996          16,841

Noninterest expense
Compensation and benefits                                23,446          17,422          16,120
Occupancy                                                 4,651           3,294           3,040
SAIF deposit insurance premiums                             136              40             183
State franchise tax                                       1,285             868           1,118
Acquisition related charges                               3,476              --              --
Data processing                                           3,247           2,363           1,841
Amortization of intangibles                                 755             110              70
Settlement of contingent liability                           --           1,927              --
Other noninterest expense                                 6,946           5,176           4,754
                                                       ----------------------------------------
Total noninterest expense                                43,942          31,200          27,126
                                                       ----------------------------------------

Income before income taxes                               17,823          15,598          17,772
Federal income taxes                                      5,853           4,802           5,690
                                                       ----------------------------------------
Net income                                             $ 11,970        $ 10,796        $ 12,082
                                                       ========================================

Earnings per share:
  Basic                                                $   1.75        $   1.77        $   2.00
  Diluted                                              $   1.69        $   1.69        $   1.91
Dividends declared per share                           $   0.90        $   0.82        $   0.65

See accompanying notes.

                         First Defiance Financial Corp.

                 Consolidated Statements of Stockholders' Equity

                                 (In Thousands)

                                                                                             Stock Acquired By
                                                                                          ------------------------
                                                                            Additional                 Management
                                                    Common     Treasury       Paid-In                  Recognition
                                                    Stock        Stock        Capital       ESOP          Plan
                                                  ----------------------------------------------------------------
Balance at January 1, 2003                        $     110    $ (63,782)    $  86,255    $  (2,387)    $     (30)
  Comprehensive income:
    Net income                                           --           --            --           --            --
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of $(1,314) (a)                --           --            --           --            --

  Total comprehensive income
  ESOP shares released                                   --           --           596          483            --
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $31                  --           --            31           --            19
  Shares issued under stock option plan,
    including income tax benefit of $236                 --        1,931           236           --            --
  Acquisition of common stock for treasury               --       (4,406)           --           --            --
  Dividends declared                                     --                         --           --            --
                                                  ----------------------------------------------------------------
Balance at December 31, 2003                            110      (66,257)       87,118       (1,904)          (11)
  Comprehensive income:
    Net income                                           --           --            --           --            --
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of ($1,015) (a)                --           --            --           --            --

  Total comprehensive income
  ESOP shares released                                   --           --           845          425            --
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $12                  --           --            12           --             7
  Shares issued under stock option plan,
    including income tax benefit of $553                 --        1,938           553           --            --
  Acquisition of common stock for treasury               --       (4,691)           --           --            --
  Dividends declared                                     --           --            --           --            --
                                                  ----------------------------------------------------------------
Balance at December 31, 2004                            110      (69,010)       88,528       (1,479)           (4)
  Comprehensive income:
    Net income                                           --           --            --           --            --
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of ($1,015) (a)                --           --            --           --            --

  Total comprehensive income
  ESOP shares released                                   --           --           924          426            --
  Shares issued to acquire ComBanc, Inc.                  7          186        18,911           --            --
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $4                   --           --             4           --             2
  Shares issued under stock option plan,
    including income tax benefit of $261                 --        1,878           261           --            --
  Acquisition of common stock for treasury               --       (1,547)           --           --            --
  Dividends declared                                     --           --            --           --            --
                                                  ----------------------------------------------------------------
Balance at December 31, 2005                      $     117    $ (68,493)    $ 108,628    $  (1,053)    $      (2)
                                                  ================================================================

                                                  Accumulated
                                                     Other                        Total
                                                  Comprehensive   Retained    Stockholders'
                                                  Income (Loss)   Earnings       Equity
                                                  -----------------------------------------
Balance at January 1, 2003                          $   6,455     $  93,489     $ 120,110
  Comprehensive income:
    Net income                                             --        12,082        12,082
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of $(1,314) (a)              (2,438)           --        (2,438)
                                                                                -----------
  Total comprehensive income                                                        9,644
  ESOP shares released                                     --            --         1,079
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $31                    --            --            50
  Shares issued under stock option plan,
    including income tax benefit of $236                   --          (436)        1,731
  Acquisition of common stock for treasury                 --            --        (4,406)
  Dividends declared                                       --        (3,939)       (3,939)
                                                  -----------------------------------------
Balance at December 31, 2003                            4,017       101,196       124,269
  Comprehensive income:
    Net income                                             --        10,796        10,796
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of ($1,015) (a)              (1,886)           --        (1,886)
                                                                                -----------
  Total comprehensive income                                                        8,910
  ESOP shares released                                     --            --         1,270
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $12                    --            --            19
  Shares issued under stock option plan,
    including income tax benefit of $553                   --          (383)        2,108
  Acquisition of common stock for treasury                 --            --        (4,691)
  Dividends declared                                       --        (5,011)       (5,011)
                                                  -----------------------------------------
Balance at December 31, 2004                            2,131       106,598       126,874
  Comprehensive income:
    Net income                                             --        11,970        11,970
    Change in net unrealized gains and
      losses on available-for-sale securities,
      net of income taxes of ($1,015) (a)              (2,153)           --        (2,153)
                                                                                -----------
  Total comprehensive income                                                        9,817
  ESOP shares released                                     --            --         1,350
  Shares issued to acquire ComBanc, Inc.                   --            --        19,104
  Amortization of deferred compensation
    of Management Recognition Plan,
    including income tax benefit of $4                     --            --             6
  Shares issued under stock option plan,
    including income tax benefit of $261                   --          (317)        1,822
  Acquisition of common stock for treasury                 --            --        (1,547)
  Dividends declared                                       --        (6,210)       (6,210)
                                                  -----------------------------------------
Balance at December 31, 2005                        $     (22)    $ 112,041     $ 151,216
                                                  =========================================

(a) Net of reclassification adjustments. Reclassification adjustments represent net unrealized gains (losses) as of December 31 of the prior year on securities available-for-sale that were sold during the current year. The reclassification adjustment was $1.3 million ($844,000 after tax) in 2005, $1.82 million ($1.18 million after tax) in 2004 and$1.39 million ($905,000 after tax) in 2003.

See accompanying notes.

                         First Defiance Financial Corp.

                      Consolidated Statements of Cash Flows

                                                                             Years Ended December 31
                                                                        2005           2004           2003
                                                                    -----------------------------------------
                                                                                  (In Thousands)
Operating activities
Net income                                                          $   11,970     $   10,796     $   12,082
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                            1,442          1,548          1,719
    Provision for depreciation                                           2,396          1,798          1,645
    Net amortization of premium and discounts on loans,
      securities, deposits and debt obligations                          1,152            564            988
    Amortization of mortgage servicing rights                              784            704          1,998
    Net impairment (recovery) of mortgage servicing rights                (417)             1           (746)
    Amortization of intangibles                                            755            110             70
    Gain on sale of loans                                               (2,426)        (2,523)        (7,173)
    Amortization of Management Recognition Plan
      deferred compensation                                                  6             19             50
    Gain on sale of property, plant and equipment                         (116)            --             --
    FHLB stock dividends                                                  (835)          (610)          (692)
    Release of ESOP shares                                               1,350          1,270          1,079
    Gains on sales of securities                                        (1,222)        (1,426)        (1,575)
    Deferred federal income tax                                            249             90            874
    Proceeds from sale of loans                                        112,731        106,620        307,717
    Origination of loans held for sale                                (114,332)      (101,391)      (293,673)
    Income from bank owned life insurance                                 (765)          (947)          (809)
    Change in interest receivable and other assets                       1,285           (136)            82
    Change in accrued interest and other liabilities                     2,574           (234)          (546)
                                                                    -----------------------------------------
Net cash provided by operating activities                               16,581         16,253         23,090

Investing activities
Proceeds from maturities of held-to-maturity securities                    357            403          1,125
Proceeds from maturities of available-for-sale securities               27,882         42,850         64,852
Proceeds from sale of available-for-sale securities                     24,160         20,747         22,233
Proceeds from sale of real estate and other assets held for sale           475            996            338
Proceeds from sale of office properties and equipment                    1,286              2             --
Proceeds from sale of discontinued operations                               --             --          1,228
Purchases of available-for-sale securities                             (30,271)       (34,262)       (48,885)
Proceeds from sale of Federal Home Loan Bank stock                          --          5,000             --
Purchases of office properties and equipment                            (5,296)        (2,202)        (3,506)
Investment in bank owned life insurance                                 (5,000)            --         (2,000)
Proceed from insurance death benefit                                        --            318             --
Acquisition of banking center offices                                       --             --         70,132
Net cash received for acquisition of ComBanc, Inc.                      52,687             --             --
Net cash paid for acquisition of Genoa Savings and Loan Co.               (612)            --             --
Net increase in loans receivable                                      (104,103)      (144,660)       (97,376)
                                                                    -----------------------------------------
Net cash (used in) provided by investing activities                    (38,435)      (110,808)         8,141

                             First Defiance Financial Corp.

                                                                             Years Ended December 31
                                                                         2005          2004          2003
                                                                      --------------------------------------
Financing activities
Net increase (decrease) in deposits                                      31,931        69,090       (37,343)
Repayment of Federal Home Loan Bank long-term advances                   (2,457)       (1,809)       (1,574)
Repayment of term notes payable                                              --            --           (10)
Net increase in Federal Home Loan Bank
  short-term advances                                                     2,000        15,500         8,000
Net increase (decrease) in short-term line of credit                     (3,000)        3,000            --
Proceeds from Federal Home Loan Bank long-term advances                      --            --         9,000
Increase (decrease) in securities sold under repurchase agreements        7,334          (463)        6,671
Proceeds from issuance of subordinated debentures                        20,619            --            --
Purchase of common stock for treasury                                    (1,547)       (4,691)       (4,406)
Cash dividends paid                                                      (5,852)       (4,889)       (3,939)
Proceeds from exercise of stock options                                   1,561         1,555         1,495
                                                                      --------------------------------------
Net cash provided by (used in) financing activities                      50,589        77,293       (22,106)
                                                                      --------------------------------------

Increase (decrease) in cash and cash equivalents                         28,735       (17,262)        9,125
Cash and cash equivalents at beginning of period                         20,521        37,783        28,658
                                                                      --------------------------------------
Cash and cash equivalents at end of period                            $  49,256     $  20,521     $  37,783
                                                                      ======================================

Supplemental cash flow information
Interest paid                                                         $  28,327     $  20,432     $  21,047
                                                                      ======================================
Income taxes paid                                                     $   5,053     $   4,149     $   5,063
                                                                      ======================================
Transfers from loans to other real estate owned
  and other assets held for sale                                      $     605     $     690     $     536
                                                                      ======================================

--------------------------------------------------------------------------------

First Defiance acquired all of the capital stock ComBanc Inc. and the Genoa Savings and Loan Company for $38.3 million and $11.2 million respectively in 2005. In conjunction with the acquisitions, liabilities were assumed as follows:

                                           ComBanc        Genoa         Total
                                          --------------------------------------
     Fair value of assets acquired        $ 213,927     $  88,077     $ 302,004
     Purchase price                         (38,339)      (11,212)      (49,551)
                                          --------------------------------------
       Liabilities assumed                $ 175,588     $  76,865     $ 252,453
                                          ======================================

In 2003, First Defiance acquired three banking center offices from another bank in a cash transaction. Liabilities assumed in that transaction, which consisted solely of deposits, totaled $166.7 million.

--------------------------------------------------------------------------------

See accompanying notes.

                         First Defiance Financial Corp.

                   Notes to Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003

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

2. Statement of Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas where First Defiance uses estimates are the determination of the allowance for loan losses, the valuation of mortgage servicing rights and goodwill, and the determination of post-retirement benefits.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Basic earnings per share exclude any dilutive effects of options and unvested stock grants. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock grants. Unreleased shares held by the Company's Employee Stock Ownership Plan are not included in average shares for purposes of calculating earnings per share. As shares are released for allocation, they are included in the average shares outstanding. Also see note 17.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB). Cash and amounts due from depository institutions includes required balances at the FHLB and Federal Reserve of approximately $175,000 and $100,000, respectively, at December 31, 2005. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and repurchase agreements.

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

Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity until realized. Realized gains and losses, and unrealized losses judged to be other-than-temporary, are included in gains (losses) on securities. Realized gains and losses on securities sold is based on the specific identification method.

Currently, First Defiance invests in derivative securities as part of the overall asset and liability management process. Such derivative securities are disclosed in Note 5 and include agency step-up, REMIC and CMO investments. Such investments are not classified by management as high risk at December 31, 2005 and do not present risk significantly different than other mortgage-backed or agency securities.

FHLB Stock

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

Loans Receivable

Loans are reported at the principal amount outstanding, net of deferred loan fees and costs and the allowance for loan losses. Deferred fees net of deferred incremental loan origination costs, is amortized to interest income generally over the contractual life of the loan using the interest method.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Mortgage loans originated and intended for sale in the secondary market are classified as loans held for sale and are carried at the lower of cost or estimated fair value in the aggregate.

Interest receivable is accrued on loans and credited to income as earned. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. The accrual of interest on these loans is generally resumed after a pattern of repayment has been established and the collection of principal and interest is reasonably assured.

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change.

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

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Acquired Loans

Valuation allowances for all acquired loans subject to SOP 03-3 reflect only those losses incurred after acquisition--that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

The Company acquires loans individually and in groups or portfolios. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that it will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics
(credit  score,  loan type,  and date of  origination).  The  Company  considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan and subsequently aggregated pool of loans. The Company determines the excess of the loan's or pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount--representing the excess of the loan's cash flows expected to be collected over the amount paid--is accreted into interest income over the remaining life of the loan or pool (accretable yield).

Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected, and evaluates whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a loss. The present value of any subsequent increase in the loan's or pool's actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Marketing Costs

Marketing costs totaled $1.04 million,  $592,000,  and $524,000,  in 2005, 2004, and 2003, respectively, and are expensed as incurred.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company. These restrictions pose no practical limit on the ability of the bank or holding company to pay dividends at historical levels. See Note 19.

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

Real Estate and Other Assets Held for Sale

Other assets held for sale are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value, less estimated costs to dispose, at the time of foreclosure or insubstance foreclosure. Losses arising from the acquisition of such property are charged against the allowance for loan losses at the time of acquisition. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment and Long Lived Assets

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

An effective tax rate of 35% is used to determine after-tax components of other comprehensive income (loss) included in the statements of stockholders' equity.

Business Combinations

Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of companies acquired are recorded at their estimated fair value as of the date of acquisition.

Goodwill and Other Intangibles

Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized on an accelerated basis over the estimated lives of the existing deposit relationships acquired, but not exceeding 10 years. Customer Relationship Intangibles are a measure of the value of customer relationships accounted for under the purchase method. The Customer Relationship Intangible is amortized over the estimated contractual life of the existing relationship and is limited to 10 years. Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance is First Federal Bank and First Insurance. At December 31, 2005 and December 31, 2004, goodwill at First Federal totaled $31.3 million and $14.5 million respectively, core deposit intangibles were $3.6 million and $593,000 respectively in 2005 and 2004 and customer relationship intangibles at December 31, 2005 were $512,000. At December 31, 2005 and 2004 goodwill totaled $3.8 million and $3.8 million respectively at First Insurance.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Core deposit intangibles are amortized over the life of the related deposits, not to exceed ten years. Amortization expense for core deposit intangibles was $693,000, $110,000 and $70,000 in 2005, 2004 and 2003 respectively. Customer relationship intangibles are amortized over the estimated live of the customer relationship, not to exceed 10 years. Amortization expense for customer relationship intangibles in 2005 was $62,000. Amortization of intangibles is expected to total $719,000, $573,000, $469,000, $410,000, and $402,000 in 2006,
2007, 2008, 2009 and 2010 respectively. Goodwill is not subject to amortization but its value is assessed annually to determine if there is any impairment of value.

Settlement of Contingent Liability

First Defiance sold its former Leader Mortgage subsidiary in 2002. During 2004, the Purchaser of that unit asserted certain claims against First Defiance under the Purchase and Sale Agreement. First Defiance settled all matters related to the sale of Leader Mortgage in the 2004 third quarter and it recognized a pre-tax charge of $1.9 million, which is included in the 2004 Consolidated Statement of Income.

Stock Compensation Plans

At December 31, 2005, the Company had four stock-based compensations plans, which are more fully described in Note 18. The Company accounts for those plans under recognition and measurement principles of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

The following pro forma results of operations use a fair value method of accounting for stock options in accordance with SFAS No. 123. The estimated fair value of the options are amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model which was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value of options granted during the years presented on First Defiance common stock:

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

                                                         December 31,
                                              ----------------------------------
                                                2005         2004         2003
                                              ----------------------------------

      Risk free interest rate                   4.40%        4.73%        4.39%
      Dividend yield                            3.39%        2.96%        3.01%
      Volatility factors of expected
          market price of stock                 22.4%        22.9%        22.7%
      Weighted average expected life          10 years     10 years     10 years
      Weighted average grant date fair
          value of options granted            $ 5.67       $ 6.85       $ 4.97

Based upon the above assumptions, pro forma net income and earnings per share are as follows:

                                                   Years Ended December 31
                                             -----------------------------------
                                               2005         2004         2003
                                             -----------------------------------

      Net income                             $ 11,970     $ 10,796     $ 12,082
      Stock-based compensation using the
          fair value method, net of tax          (268)        (222)        (186)
                                             -----------------------------------
      Pro forma net income                   $ 11,702     $ 10,574     $ 11,896
                                             ===================================
      Earnings per share as reported:
          Basic                              $   1.75     $   1.77     $   2.00
                                             ===================================
          Diluted                            $   1.69     $   1.69     $   1.91
                                             ===================================
      Pro forma earnings per share:
          Basic                              $   1.71     $   1.74     $   1.97
                                             ===================================
          Diluted                            $   1.65     $   1.66     $   1.88
                                             ===================================

Company Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recent Accounting Pronouncements

Accounting for Stock Compensation

In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS No. 123(R), Share-Based Payments which replaces SFAS No. 123 and supersedes APB Opinion No. 25 establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. In 2005, the FASB issued further guidance on the classification and measurement of freestanding financial instruments originally issued for employee service and the application of grant date as defined in SFAS 123(R). First Defiance will be required to adopt this statement on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company plans to use the retrospective method and no prior periods will be adjusted. Management does not believe that the adoption of SFAS No. 123R will result in share-based expense amounts that are materially different than the current pro forma disclosures under SFAS No. 123 set forth above. See Note 18 for additional information regarding stock options outstanding at year-end.

                         First Defiance Financial Corp.

2. Statement of Accounting Policies (continued)

Meaning of Other Than Temporary Impairment

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity securities should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management has applied the guidance in this FSP in the 2005 financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on financial condition, results of operations, or liquidity of the Company.

Accounting For Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The Corporation adopted the provisions of SOP 03-03 effective January 1, 2005. See Note 7 for further details.

                         First Defiance Financial Corp.

3. Acquisitions

On April 8, 2005, The Company acquired the Genoa Savings and Loan Company ("Genoa"), a savings and loan headquartered in Genoa, Ohio for a total purchase price of $11.2 million including direct acquisition costs of $220,000. Genoa shareholders received cash of $11.0 million in the all-cash transaction.

On January 21, 2005, First Defiance acquired ComBanc, Inc. ("ComBanc"), a bank-holding company and its wholly-owned subsidiary, the Commercial Bank by acquiring all of the outstanding capital stock of ComBanc for an aggregate purchase price of $38.3 million, including direct acquisition costs of $542,000. ComBanc shareholders received 733,775 shares of First Defiance stock and cash of $18.7 million.

The acquisitions enhance First Defiance's community bank operations by giving them a larger presence in the Toledo, Ohio market area following the Genoa acquisition and allowing them to expand into the Allen County, Ohio area, which is adjacent to existing markets, following the ComBanc acquisition. The value of the common stock issued for the ComBanc acquisition was determined based on an average of the closing price for two days before and after the date the final exchange terms were determined. The following table presents the allocation of the purchase price, including direct acquisition costs, for the Genoa and ComBanc acquisitions to assets acquired and liabilities assumed, based on their fair values:

                                                           Genoa        ComBanc
                                                         -----------------------
                                                              (in thousands)
      Assets
           Cash and cash equivalents                     $  10,600     $  71,915
           Investment securities                                15           502
           Loans, net of allowances for loan losses         66,905       117,494
           Premises and equipment                            2,345         4,106
           Goodwill and other intangibles                    5,501        15,522
           Other assets                                      2,711         4,388
                                                         -----------------------
      Total assets acquired                                 88,077       213,927

      Liabilities
           Deposits                                         76,786       163,668
           Borrowings                                           --         9,863
           Other liabilities                                    79         2,057
                                                         -----------------------
      Total liabilities acquired                            76,865       175,588
                                                         -----------------------

      Net assets acquired                                $  11,212     $  38,339
                                                         =======================

                         First Defiance Financial Corp.

3. Acquisitions (continued)

                                                        Genoa          ComBanc
                                                     ---------------------------
                                                            (in thousands)
      Purchase price                                 $   11,212      $   38,339
      Carrying value of net assets acquired              (6,737)        (22,615)
                                                     ---------------------------

      Excess of purchase price over carrying
           value of net assets acquired                   4,475          15,724
      Purchase accounting adjustments:
           Portfolio loans                                  978           1,668
           Investment securities                             --               9
           Premises and equipment                        (1,620)            651
           Mortgage servicing rights                        116              49
           Deposits                                        (301)           (322)
           Borrowings                                        --            (211)
           Deferred tax liabilities                        (199)         (1,642)
                                                     ---------------------------

      Total net tangible assets                          (1,026)            202
      Core deposit  and customer
       relationship intangibles                           1,202           3,077
                                                     ---------------------------

      Goodwill                                       $    4,299      $   12,445
                                                     ===========================

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of ComBanc and Genoa occurred as of the beginning of each period presented.

                                                      December 31
                                        ----------------------------------------
                                                 2005             2004
                                        ----------------------------------------
                                        (in thousands, except per share amounts)
      Net interest income                      $ 48,542         $ 44,085
      Net income                               $ 13,775         $ 10,057
      Net income per share - basic             $   2.00         $   1.47
      Net income per share - Diluted           $   1.93         $   1.42

                         First Defiance Financial Corp.

3. Acquisitions (continued)

The pro forma results include amortization of fair value adjustments on loans, deposits and FHLB advances, amortization of newly created intangibles, and post-merger acquisition related charges. The pro forma average common shares outstanding used to compute the pro forma basic and diluted income per share includes adjustments for shares issued for the ComBanc acquisition. The pro forma results presented do not include $3.5 million of acquisition related costs included in First Defiance's 2005 income statement, nor do they reflect cost savings or revenue enhancements anticipated from the acquisitions. These pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each period presented, nor are they necessarily indicative of future results.

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

                         First Defiance Financial Corp.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                        2005           2004            2003
                                                      ----------------------------------------
                                                      (In Thousands, Except Per Share Amounts)
    Numerator for basic and diluted earnings per
      share-net income                                $ 11,970        $ 10,796        $ 12,082
                                                      ========================================
    Denominator:
      Denominator for basic earnings per
        share-weighted-average shares                    6,843           6,094           6,036
      Effect of dilutive securities:
        Employee stock options                             252             275             277
        Unvested Management Recognition Plan stock           1               2               6
                                                      ----------------------------------------
        Dilutive potential common shares                   253             277             283
                                                      ----------------------------------------
        Denominator for diluted earnings per
          share-adjusted weighted-average shares         7,096           6,371           6,319
                                                      ========================================
    Basic earnings per share                          $   1.75        $   1.77        $   2.00
                                                      ========================================
    Diluted earnings per share                        $   1.69        $   1.69        $   1.91
                                                      ========================================

                         First Defiance Financial Corp.

5. Investment Securities

The  following  is  a  summary  of   available-for-sale   and   held-to-maturity
securities:

                                                                  December 31, 2005
                                                  ----------------------------------------------------
                                                                  Gross         Gross
                                                  Amortized     Unrealized    Unrealized      Fair
                                                    Cost          Gains         Losses        Value
                                                  ----------------------------------------------------
                                                                    (In Thousands)
   Available-for-sale securities:
     U.S. treasury securities and obligations
       of U.S. government corporations and
       agencies                                   $  41,173     $     217     $    (325)     $  41,065
     Mortgage-backed securities                      19,959            35          (263)        19,731
     REMICs                                             998            --            (7)           991
     Collateralized mortgage obligations             20,002             1          (330)        19,673
     Trust preferred stock                            7,725            76            --          7,801
     Obligations of state and political
       subdivisions                                  23,257           574           (13)        23,818
                                                  ----------------------------------------------------
     Totals                                       $ 113,114     $     903     $    (938)     $ 113,079
                                                  ====================================================

   Held-to-maturity securities:
     FHLMC certificates                           $     333     $      11     $      --      $     344
     FNMA certificates                                  756             4            (3)           757
     GNMA certificates                                  241            --            (1)           240
     Obligations of states and political
       subdivisions                                     445            59            --            504
                                                  ----------------------------------------------------
     Totals                                       $   1,775     $      74     $      (4)     $   1,845
                                                  ====================================================

                         First Defiance Financial Corp.

5. Investment Securities (continued)

                                                                           December 31, 2004
                                                         ----------------------------------------------------
                                                                         Gross         Gross
                                                         Amortized     Unrealized    Unrealized       Fair
                                                           Cost          Gains         Losses         Value
                                                         ----------------------------------------------------
                                                                             (In Thousands)
    Available-for-sale securities:
      U.S. treasury securities and obligations
        of U.S. government corporations and agencies     $  48,913     $   1,461     $     (61)     $  50,313
      Corporate bonds                                        6,158           310            --          6,468
      Mortgage-backed securities                            16,645           151           (16)        16,780
      REMICs                                                 4,902            --           (26)         4,876
      Collateralized mortgage obligations                   20,027           136           (54)        20,109
      Trust preferred stock                                  6,228            64            --          6,292
      Equity securities                                         69             4            --             73
      Obligations of state and political
        subdivisions                                        30,781         1,313            (2)        32,092
                                                         ----------------------------------------------------
      Totals                                             $ 133,723     $   3,439     $     159      $ 137,003
                                                         ====================================================

    Held-to-maturity securities:
      FHLMC certificates                                 $     459     $      21     $      (1)     $     479
      FNMA certificates                                        960            12            (4)           968
      GNMA certificates                                        306             4            (1)           309
      Obligations of states and political
        subdivisions                                           530            90            --            620
                                                         ----------------------------------------------------
      Totals                                             $   2,255     $     127     $      (6)     $   2,376
                                                         ====================================================

The amortized cost and fair value of securities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                         First Defiance Financial Corp.

5. Investment Securities (continued)

                                         Available-for-Sale           Held-to-Maturity
                                       -----------------------     -----------------------
                                       Amortized        Fair       Amortized       Fair
                                         Cost           Value        Cost          Value
                                       ---------------------------------------------------
                                                         (In Thousands)
      Due in one year or less          $  14,200     $  14,027     $     449     $     455
      Due after one year through
        five years                        60,715        60,516           923           959
      Due after five years through
        ten years                         17,200        17,244           357           384
      Due after ten years                 20,999        21,292            46            47
                                       ---------------------------------------------------
                                         113,114       113,079         1,775         1,845
                                       ===================================================

Investment securities with carrying amounts of $82.3 million and $91.9 million at December 31, 2005 and 2004, respectively, were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances and for other purposes required or permitted by law.

                         First Defiance Financial Corp.

5. Investment Securities (continued)

The following table summarizes First Defiance's securities that were in an unrealized loss position at December 31, 2005 and December 31, 2004:

                                                       Duration of Unrealized Loss Position
                                               -----------------------------------------------------
                                                 Less than 12 Months           12 Month or Longer                  Total
                                               -----------------------      ------------------------     ------------------------
                                                              Gross                         Gross
                                                 Fair       Unrealized        Fair        Unrealized      Fair         Unrealized
                                                 Value         Loss           Value          Loss         Value          Loses
                                               ----------------------------------------------------------------------------------
                                                                                 (In Thousands)
   At December 31, 2005
   Available-for-sale securities:
     U.S. treasury securities and
       obligations of U.S.
       government corps
       and agencies                            $ 16,873      $   (173)      $  8,845      $   (152)      $ 25,718      $   (325)
     Mortgage-backed securities                   9,488          (151)         4,352          (112)        13,840          (263)
     Collateralized mortgage
       obligations and REMICs                     5,780           (62)        11,687          (275)        17,467          (337)
     Obligations of state and political
       subdivisions                               1,368           (13)            20            --          1,388           (13)
   Held to maturity securities:
     Agency certificates                            320            (1)           177            (3)           497            (4)
                                               ----------------------------------------------------------------------------------
   Total temporarily impaired securities       $ 33,829      $   (400)      $ 25,081      $   (542)      $ 58,910      $   (942)
                                               ==================================================================================

   At December 31, 2004
   Available-for-sale securities:
     U.S. treasury securities and
       obligations of U.S.
       government corps
       and agencies                            $ 16,817      $    (61)      $     --      $     --       $ 16,817      $    (61)
     Mortgage-backed securities                   3,312            (6)           759           (10)         4,071           (16)
     Collateralized mortgage
       obligations and REMICs                    11,601           (80)            --            --         11,601           (80)
     Obligations of state and
       political subdivisions                       510            (1)           158            (1)           668            (2)
   Held to maturity securities:
     Agency certificates                            124            (2)           253            (4)           377            (6)
                                               ----------------------------------------------------------------------------------
   Total temporarily impaired securities       $ 32,364      $   (150)      $  1,170      $    (15)      $ 33,534      $   (165)
                                               ==================================================================================

The above securities all have fixed interest rates and defined maturities. Their fair value is sensitive to movements in market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position. Realized gains from the sale of investment securities totaled $1.2 million, $1.4 million and $1.6 million in 2005, 2004 and 2003 respectively. Realized losses from securities transactions were $5,000 in 2005 and $65,000 in 2003. There were no realized losses during 2004.

                         First Defiance Financial Corp.

6. Commitments and Contingent Liabilities

Loan Commitments

Loan commitments are made to accommodate the financial needs of First Federal's customers; however, there are no long-term, fixed-rate loan commitments that result in market risk. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers' trade transactions.

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

The Company's maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

                                                           2005           2004
                                                        ------------------------
      Loan commitments                                  $ 275,982      $ 186,404
      Standby letters of credit                             8,785          9,921
                                                        ------------------------
      Total                                             $ 284,767      $ 196,325
                                                        ========================

Lease Agreements

The Company has entered into lease agreements covering First Insurance's main office, one banking center location and the land on which one banking center was constructed and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

Future minimum commitments under non-cancelable operating leases are as follows (in thousands):

      2006                                                               $   344
      2007                                                                   269
      2008                                                                   207
      2009                                                                   214
      2010                                                                   192
      Thereafter                                                           3,263
                                                                         -------
      Total                                                              $ 4,489
                                                                         =======

Rentals under operating leases and data processing costs amounted to $329,000, $237,000, and $195,000, in 2005, 2004, and 2003, respectively.

                         First Defiance Financial Corp.

7. Loans Receivable

                                                                           December 31
                                                                   ----------------------------
                                                                       2005            2004
                                                                   ----------------------------
                                                                          (In Thousands)
      Loans receivable consist of the following at December 31:
        Real estate loans:
          Secured by single family residential                     $   275,497     $   187,775
          Secured by multi-family residential                           50,040          39,049
          Secured by non-residential real estate                       501,943         376,115
          Construction                                                  21,173          15,507
                                                                   ----------------------------
                                                                       848,653         618,446
        Other loans:
          Automobile                                                    37,584          34,391
          Commercial                                                   171,289         141,644
          Home equity and improvement                                  113,000          90,839
          Other                                                         17,713          11,121
                                                                   ----------------------------
                                                                       339,586         277,995
                                                                   ----------------------------
      Total loans                                                    1,188,239         896,441

      Deduct:
        Undisbursed loan funds                                          (8,782)         (6,341)
        Net deferred loan origination fees and costs                    (1,303)         (1,232)
        Allowance for loan losses                                      (13,673)         (9,956)
                                                                   ----------------------------
      Totals                                                       $ 1,164,481     $   878,912
                                                                   ============================

                         First Defiance Financial Corp.

7. Loans Receivable (continued)

Changes in the allowance for loan losses were as follows:

                                                     Years Ended December 31
                                                --------------------------------
                                                   2005        2004        2003
                                                --------------------------------
                                                          (In Thousands)

      Allowance at beginning of year            $  9,956    $  8,844    $  7,496

      Provision for credit losses                  1,442       1,548       1,719
      Acquired in acquisitions                     3,027          --          --
      Charge-offs                                  1,054         685         725
      Recoveries                                     302         249         354
                                                --------------------------------
      Net charge-offs                                752         436         371
                                                --------------------------------
      Ending allowance                          $ 13,673    $  9,956    $  8,844
                                                ================================

Unpaid balances of loans with contractual payments delinquent 90 days or more totaled $5.0 million at December 31, 2005 and $1.9 million at December 31, 2004.

Impaired loans having recorded investments of $822,000 at December 31, 2005 and $505,000 at December 31, 2004, have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The average recorded investment in impaired loans during 2005, 2004 and 2003 was $1.1 million, $732,000, and $892,000 respectively. The total allowance for loan losses related to these loans was $380,000 and $253,000 at December 31, 2005 and 2004. There was $61,000, $36,000 and $29,000 of interest received and recorded in income during 2005, 2004 and 2003 respectively on impaired loans during the impairment period. Loans having carrying values of $605,000 and $690,000 were transferred to real estate and other assets held for sale in 2005 and 2004, respectively. At December 31, 2005 and December 31, 2004, non-performing loans were $5.0 million and $1.9 million respectively. There was no accrued interest recorded on impaired or non-performing loans at December 31, 2005 or 2004. Also there were no loans deemed impaired for which there was no allowance for loan loss allocation at December 31, 2005 or 2004.

First Defiance is not committed to lend additional funds to debtors whose loans have been modified.

                         First Defiance Financial Corp.

7. Loans Receivable (continued)

Certain loans acquired in the ComBanc and Genoa acquisitions had evidence that the credit quality of the loan had deteriorated since its origination and in management's assessment at the acquisition date it was probable that the First Defiance would be unable to collect all contractually required payments due. In accordance with American Institute of Certified Public Accountants Statement of Position 03-3 - Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), these loans have been recorded based on management's estimate of the fair value of the loans. Detail of these loans are as follows:

                                          Contractual                  Recorded
                                            Amount      Impairment       Loan
                                          Receivable     Discount     Receivable
                                          --------------------------------------
                                                      (in thousands)
      Amounts recorded in acquisition:
        Genoa                              $  1,547      $    812      $    735
        ComBanc                               3,426         1,376         2,050
                                          --------------------------------------
      Total acquired                          4,973         2,188         2,785
      Principal payments received              (175)           --          (175)
      Loans written down                       (169)         (169)           --
      Loan accretion recorded                    --            --            --
                                          --------------------------------------
      Balance at December 31, 2005         $  4,629      $  2,019      $  2,610
                                          ======================================

In determining the fair value of these loans, management evaluated the likelihood of receiving full payment under the contractual terms. Because of the nature of the types of loans identified, estimates of specific cash flows are not readily determinable. The loans acquired that are within the scope of SOP 03-3 are not accounted for using the income recognition model of the SOP because the Company cannot reasonably estimate cash flows expected to be collected.

Interest income on loans is as follows:

                                                   Years Ended December 31
                                            ------------------------------------
                                              2005          2004          2003
                                            ------------------------------------
                                                       (In Thousands)
      Commercial and non-residential
        real-estate loans                   $ 49,869      $ 34,506      $ 28,145
      Mortgage loans                           9,549         6,272         7,144
      Other loans                             10,290         6,567         5,876
                                            ------------------------------------
      Totals                                $ 69,708      $ 47,345      $ 41,165
                                            ====================================

There are no industry concentrations (exceeding 10% of gross loans) in First Federal's non-residential real estate and commercial loan portfolios. The Company's loans receivable are primarily to borrowers in the Northwest Ohio, Northeast Indiana or Southeast Michigan areas.

                         First Defiance Financial Corp.

Outstanding loan balances at December 31, 2005 and 2004 include loans to executive officers and directors and their affiliates totaling $5.25 million and $5.30 million respectively. All such loans are paying as agreed.

8. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

                                                           Years Ended December 31
                                                     -----------------------------------
                                                        2005         2004         2003
                                                     -----------------------------------
                                                                (In Thousands)
Gain from sale of mortgage loans                     $  2,291     $  2,350     $  7,047
Mortgage loan servicing revenue (expense):
  Mortgage loan servicing revenue                       1,421        1,126          976
  Amortization of mortgage servicing rights              (784)        (704)      (1,998)
  Mortgage servicing rights valuation adjustments         417           (1)         746
                                                     -----------------------------------
                                                        1,054          421         (276)
                                                     -----------------------------------
Net revenue from sale and servicing of mortgage
  loans                                              $  3,345     $  2,771     $  6,771
                                                     ===================================

The unpaid principal balance of residential mortgage loans serviced for third parties was $602.5 million at December 31, 2005 compared to $463.8 million at December 31, 2004.

                                                           Years Ended December 31
                                                     -----------------------------------
                                                        2005         2004         2003
                                                     -----------------------------------
                                                                (In Thousands)
      Mortgage servicing assets:
        Balance at beginning of period               $  4,205     $  4,037     $  3,442
        Loans sold, servicing retained                    906          872        2,593
        NBV of servicing assets acquired                  926           --           --
        Impairment deemed permanent                      (108)          --           --
        Amortization                                     (784)        (704)      (1,998)
                                                     -----------------------------------
      Carrying value before valuation allowance
        at end of period                                5,145        4,205        4,037

      Valuation allowance:
        Balance at beginning of period                   (607)        (606)      (1,352)
        Impairment recovery (charges)                     417           (1)         746
        Impairment deemed permanent                       108           --           --
                                                     -----------------------------------
        Balance at end of period                          (82)        (607)        (606)
                                                     ===================================
      Net carrying value of MSRs at end of period    $  5,063     $  3,598     $  3,431
                                                     ===================================
      Fair value of MSRs at end of period            $  6,471     $  3,743     $  3,573
                                                     ===================================

                         First Defiance Financial Corp.

8. Mortgage Banking (continued)

The Company's servicing portfolio is comprised of the following:

                                              December 31
                         ------------------------------------------------------
                                   2005                          2004
                         -------------------------    -------------------------
                         Number of      Principal     Number of      Principal
      Investor             Loans       Outstanding      Loans       Outstanding
      -------------------------------------------------------------------------
                                        (Dollars in Thousands)
      Fannie Mae              601       $  39,094          562       $  34,351
      Freddie Mac           6,858         562,199        5,148         429,439
      Other                    52           1,218           --              --
                         ------------------------------------------------------
      Totals                7,511       $ 602,511        5,710       $ 463,790
                         ======================================================

Significant assumptions at December 31, 2005 used in determining the value of MSRs include a weighted average prepayment rate of 189 PSA and a weighted average discount rate of 8.95%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2005 is presented below. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

                                                             10% Adverse     20% Adverse
                                                                Change          Change
                                                             ---------------------------
                                                                (Dollars in Thousands)
Assumption:
  Decline in fair value from increase in prepayment rate        $ 255            $ 490
  Declines in fair value from increase in discount rate           201              394

                         First Defiance Financial Corp.

9. Premises and Equipment

Premises and equipment are summarized as follows:

                                                                December 31
                                                             2005         2004
                                                           ---------------------
                                                               (In Thousands)
    Cost:
      Land                                                 $  5,071     $  3,913
      Buildings                                              25,764       20,401
      Leasehold improvements                                    416          539
      Furniture, fixtures and equipment                      15,649       12,205
      Construction in process                                 1,020          850
                                                           ---------------------
                                                             47,920       37,908
      Less allowances for depreciation and amortization      15,491       13,660
                                                           ---------------------
                                                           $ 32,429     $ 24,248
                                                           =====================

Depreciation expense was $2.4 million, $1.8 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003 respectively.

10. Deposits

The following schedule sets forth interest expense by type of savings deposit:

                                                   Years Ended December 31
                                               2005         2004         2003
                                             -----------------------------------
                                                       (In Thousands)

      Checking and money market accounts     $  3,264     $  1,722     $  1,466
      Savings accounts                            239          134          169
      Certificates of deposit                  17,119       11,100       11,810
                                             -----------------------------------
                                               20,622       12,956       13,445
      Less interest capitalized                    (7)          (6)         (10)
                                             -----------------------------------
      Totals                                 $ 20,615     $ 12,950     $ 13,435
                                             ===================================

At December 31, 2005, accrued interest payable on deposit accounts amounted to $996,000, which was comprised of $876,000 and $120,000 for certificates of deposit and checking and money market accounts respectively.

                         First Defiance Financial Corp.

10. Deposits (continued)

A summary of deposit balances is as follows:

                                                                     December 31
                                                              --------------------------
                                                                  2005          2004
                                                              --------------------------
                                                                    (In Thousands)
    Non-interest bearing checking accounts                    $   103,498    $    62,450
    Interest bearing checking and money
      market accounts                                             276,558        258,797
    Savings deposits                                               82,766         52,132
    Retail certificates of deposit less than $100,000             408,384        272,098
    Retail certificates of deposit greater than $100,000          161,305        102,750
    Brokered or national certificates of deposit                   36,990         49,474
                                                              --------------------------
                                                              $ 1,069,501    $   797,701
                                                              ==========================

Scheduled maturities of certificates of deposit at December 31, 2005 are as follows (in thousands):

    2006                                                               $ 451,010
    2007                                                                 137,332
    2008                                                                  14,107
    2009                                                                   1,716
    2010                                                                   1,669
    2011 and thereafter                                                      845
                                                                       ---------
    Total                                                              $ 606,679
                                                                       =========

At December 31, 2005 and 2004, deposits of $303.3 million and $214.6 million, respectively, were in excess of the $100,000 Federal Deposit Insurance Corporation insurance limit. At December 31, 2005 and 2004, $42.4 million and $57.0 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000 and an additional $38.7 million and $1.3 million of securities were pledged at December 31, 2005 and December 31, 2004, respectively as collateral against deposits from private entities in excess of $100,000. Also, First Federal has pledged $7.8 of cash on deposit at the FHLB as collateral against public deposits at December 31, 2005 and it also holds $13,700,000 in depository bonds at December 31, 2005 with governmental entities, which can be pledged as collateral against public deposits in excess of $100,000.

                         First Defiance Financial Corp.

11. Advances from Federal Home Loan Bank

First  Federal  has the  ability to borrow  funds from the FHLB.  First  Federal pledges its single-family residential mortgage loan portfolio, certain investment securities and certain multi-family or non-residential real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by multi-family or non-residential real estate loans securities must have 300% collateral coverage. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2005 were $465.9 million. First Federal has a maximum potential to acquire advances of approximately $205.6 million from the FHLB at December 31, 2005.

As of December 31, 2005, the FHLB has made a series of advances totaling $111.0 million to First Defiance that have fixed maturity dates but are callable at the option of the FHLB on a specified date and quarterly thereafter. The terms of these advances are as follows (in thousands):


       Balance        Fixed Interest Rate      Call Date      Maturity Date
   -----------------------------------------------------------------------------

      $ 15,000               5.44%              01/26/06         10/23/13
        10,000               5.84%              03/01/06         09/01/10
        20,000               4.61%              01/20/06         10/21/13
        10,000               4.71%              02/07/06         11/07/13
        15,000               4.52%              01/10/06         01/10/11
        10,000               4.76%              01/10/06         01/10/11
        10,000               4.93%              02/02/06         02/02/11
        20,000               4.07%              03/08/06         03/08/11
         1,000               4.56%              03/11/06         12/11/08

The FHLB has made advances totaling $27.0 million to First Defiance that have fixed maturity dates but which are callable after the call date only when three-month LIBOR rates exceed the agreed upon strike rate in the advance contract. The terms of these advances are as follows (in thousands):

                      Fixed                                          LIBOR
       Balance    Interest Rate    Call Date     Maturity Date   "Strike" Rate
   -----------------------------------------------------------------------------

      $ 10,000        5.14%        03/08/06         03/08/11         7.5%
         7,000        3.54%        01/15/06         10/15/12         8.0%
         5,000        3.85%        02/02/06         11/06/12         8.0%
         5,000        3.48%        02/25/06         02/25/13         7.5%

When called, First Defiance has the option of paying off these advances, or converting them to variable rate advances priced at the three month LIBOR rate.

                         First Defiance Financial Corp.

11. Advances from Federal Home Loan Bank (continued)

First Defiance has an additional $14.3 million outstanding on a series of fixed rate long-term advances. Of this amount, $1.1 million is a fixed rate advance under the FHLB Affordable Housing Program in 1995. The total FHLB long-term advances including all convertible advances bear a weighted average interest rate of 4.65 % at December 31, 2005.

Future minimum payments by fiscal year based on maturity date are as follows (in thousands):

      2006                                                             $   8,301
      2007                                                                 8,018
      2008                                                                18,358
      2009                                                                 6,625
      2010                                                                16,431
      Thereafter                                                         136,359
                                                                       ---------
      Total minimum payments                                             194,092
      Less amounts representing interest                                  41,794
                                                                       ---------
      Totals                                                           $ 152,298
                                                                       =========

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $28.5 million in short-term advances outstanding at December 31, 2005 at an interest rate of 4.12% and $26.5 million at December 31, 2004 at an interest rate of 2.20%. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2005, $28.5 million was outstanding under First Defiance's REPO Advance line of credit. The total available under the REPO Advance line is $100.0 million. In addition, First Defiance has $15.0 million available under a Cash Management Advance line of credit and there were no borrowings against that line at December 31, 2004 or 2005. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis. Other advances may be borrowed under the FHLB's short-term fixed or LIBOR based programs. Information concerning short-term advances is summarized as follows:

                                                   Years Ended December 31
                                              ----------------------------------
                                                     2005          2004
                                              ----------------------------------
                                              (In Thousands, Except Percentages)
    Average daily balance during the year          $  14,313     $  15,577
    Maximum month-end balance during the year         45,000        28,500
    Average interest rate during the year               3.79%         1.55%

                         First Defiance Financial Corp.

12. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (the Trust Affiliate), that issued $20 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $20.6 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to the Trust Affiliate. The Trust Affiliate was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior
Debentures held by the Trust Affiliate are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by the Trust Affiliate are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 5.87% as of December 31, 2005.

The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Junior Debentures may be redeemed by the issuer at par after October 28, 2010.

                         First Defiance Financial Corp.

13. Notes Payable and Other Short-term Borrowings

Total short term borrowings, revolving and term debt is summarized as follows:

                                                                                             December 31
                                                                                        2005             2004
                                                                                 ----------------------------------
                                                                                           (In Thousands)
      Securities sold under agreement to repurchase (rate of 2.68% and
        1.57% at December 31, 2005 and 2004, respectively)                            $  25,748       $  11,804
      Revolving line of credit facility to financial institution, unsecured,
        at fed funds rate                                                                    --           3,000
                                                                                 ----------------------------------
      Total other short-term borrowings                                               $  25,748       $  14,804
                                                                                 ==================================

                                                                                      Years Ended December 31
                                                                                 ----------------------------------
                                                                                        2005             2004
                                                                                 ----------------------------------
                                                                                 (In Thousands, Except Percentages)
      Securities sold under agreement to repurchase
        Average daily balance during year                                             $  17,718       $  10,612
        Maximum month-end balance during the year                                        25,748          12,606
        Average interest rate during the year                                              2.18%           1.08%
      Revolving line of credit facilities to financial institutions
        Average daily balance during year                                             $     301       $   1,349
        Maximum month-end balance during the year                                        43,799           3,000
        Average interest rate during the year                                              2.25%           2.20%

As of December 31, 2005, First Defiance had the following line of credit facilities available for short-term borrowing purposes:

      A $15 million revolving line of credit facility with a financial institution. The facility is unsecured and has an interest rate of fed funds rate plus 0.45%. There were no amounts outstanding on the line at December 31, 2005 or 2004. The maximum borrowed at any point in time under the line was $4.0 million and $15.0 million in 2005 and 2004, respectively. The average balance outstanding for the year was $67,000 and $244,000 in 2005 and 2004, respectively.

      A $20 million fed funds line of credit with a financial institution. The line is unsecured and has an interest rate of the institution's fed funds rate. There were no amounts outstanding on the line at December 31, 2005 and 2004. The maximum borrowed at any point in time under the line was $20.0 million in both 2005 and 2004, and the average balance outstanding was $554,000 and $228,000 in 2005 and 2004, respectively.

      A $5.0 million revolving line of credit with a financial institution. There was no amount outstanding on the line at December 31, 2005. The line is secured by the stock of First Federal Bank and the interest rate is either the lender's prime rate or LIBOR plus 1.75%, whichever is selected by First Defiance. The maximum borrowed in 2005 under the line was $3.0 million and the average outstanding balance for 2005 was $1.3 million. The Company had a $10.0 revolving line of credit available under similar terms in 2004 and it was not used.

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

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

                                                                                    December 31
                                                                               ----------------------
                                                                                  2005         2004
                                                                               ----------------------
                                                                                   (In Thousands)
    Change in benefit obligation:
      Benefit obligation at beginning of year                                  $  1,630     $  1,553
      Service cost                                                                   49           48
      Interest cost                                                                  97           97
      Participant contribution                                                       34           28
      Plan amendments                                                                38           31
      Actuarial gains                                                              (141)          (3)
      Benefits paid                                                                (126)        (124)
                                                                               ----------------------
      Benefit obligation at end of year                                           1,581        1,630
    Change in fair value of plan assets:
      Balance at beginning of measurement period                                     --           --
      Employer contribution                                                          92           96
      Participant contribution                                                       34           28
      Benefits paid                                                                (126)        (124)
                                                                               ----------------------
      Balance at end of measurement period                                           --           --
                                                                               ----------------------
    Funded status                                                                (1,581)      (1,630)
    Unrecognized prior service cost                                                  77           71
    Unrecognized net loss                                                           317          516
                                                                               ----------------------
    Accrued postretirement benefit obligation included in other liabilities
      in consolidated statement of financial condition                         $ (1,187)    $ (1,043)
                                                                               ======================

                         First Defiance Financial Corp.

14. Postretirement Benefits (continued)

Net periodic postretirement benefit cost includes the following components:

                                                       Years Ended December 31
                                                      --------------------------
                                                       2005      2004      2003
                                                      --------------------------
                                                            (In Thousands)
      Service cost-benefits attributable to service
        during the period                             $   49    $   48    $   36
      Interest cost on accumulated postretirement
        benefit obligation                                97        97        83
      Net amortization and deferral                       25        23        14
                                                      --------------------------
      Net periodic postretirement benefit cost        $  171    $  168    $  133
                                                      ==========================

The following assumptions were used in determining the components of the postretirement benefit obligation:

                                                                       2005         2004
                                                                      -------------------
      Weighted average discount rates:
        Used to determine benefit obligations at December 31           5.75%        6.00%
        Used to determine net periodic postretirement benefit
          cost for years ended December 31                             6.00%        6.00%

      Assumed health care cost trend rates at December 31:
        Health care cost trend rate assumed for next year              8.00%        8.50%
        Rate to which the cost trend rate is assumed to decline
          (the ultimate trend rate)                                    4.00%        4.00%
        Year that rate reaches ultimate trend rate                     2014         2014

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. The Company has elected to opt for the Federal subsidy approach in lieu of coverage under Medicare Part D. These amounts include an estimate of that tax-free Federal subsidy:

                              Before Reflecting      Impact of         After Reflecting
                               Medicate Part D    Medicare Part D      Medicare Part D
                                  Subsidy             Subsidy              Subsidy
                             ----------------------------------------------------------
                                                 (In Thousands)
      2006                        $  100             $   (19)              $    81
      2007                           104                 (19)                   85
      2008                           113                 (21)                   92
      2009                           115                 (26)                   89
      20010                          126                 (28)                   98
      2011 through 2015              708                (192)                  516

                         First Defiance Financial Corp.

14. Postretirement Benefits (continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

                                                        One-Percentage-Point    One-Percentage-Point
                                                              Increase                Decrease
                                                        --------------------------------------------
      Effect on total of service and interest cost             $   19                 $  (16)
      Effect on postretirement benefit obligation                 197                   (166)

15. Regulatory Matters

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. First Federal's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios of Tier I and total capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2005 and 2004, First Federal meets all capital adequacy requirements to which it is subject and the most recent notification from the Office of Thrift Supervision (OTS) categorized First Federal as well capitalized under the regulatory framework. The following schedule presents First Federal's regulatory capital ratios:

                                                                           Required for Capital           Required to be
                                                       Actual                Adequacy Purposes           Well Capitalized
                                                ---------------------      ---------------------      ----------------------
                                                  Amount       Ratio         Amount       Ratio         Amount        Ratio
                                                ----------------------------------------------------------------------------
      As of December 31, 2005
      Tangible Capital                          $ 120,029       8.46%      $  21,273       1.50%            N/A         N/A
      Tier 1 (Core) Capital                       120,029       8.46%         56,729       4.00%      $  70,911        5.00%
      Tier 1 Capital to risk-weighted assets      120,029      10.63%         45,161       4.00%         67,742        6.00%
      Risk-Based Capital                          133,636      11.84%         90,323       8.00%        112,904       10.00%
      As of December 31, 2004
      Tangible Capital                          $ 102,342       9.29%      $  16,533       1.50%            N/A         N/A
      Tier 1 (Core) Capital                       102,342       9.29%         44,089       4.00%      $  55,111        5.00%
      Tier 1 Capital to risk-weighted assets      102,342      11.59%         35,326       4.00%         52,989        6.00%
      Risk-Based Capital                          112,267      12.71%         70,653       8.00%         88,316       10.00%

First Defiance is a unitary thrift holding company and is regulated by the OTS. The OTS does not have defined capital requirements for unitary thrift holding companies.

                         First Defiance Financial Corp.

16. Income Taxes

The components of income tax expense for continuing operations (credit) are as follows:

                                                      Years Ended December 31
                                                   -----------------------------
                                                     2005       2004       2003
                                                   -----------------------------
                                                               (In Thousands)
      Current:
        Federal                                    $ 5,367    $ 4,677    $ 4,783
        State and local                                  7         35         33
      Deferred                                         479         90        874
                                                   -----------------------------
                                                   $ 5,853    $ 4,802    $ 5,690
                                                   =============================

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

                                                             Years Ended December 31
                                                         --------------------------------
                                                           2005        2004        2003
                                                         --------------------------------
                                                                  (In Thousands)
      Tax expense at statutory rate (35%)                $ 6,238     $ 5,457     $ 6,220
      Increases (decreases) in taxes from:
        ESOP adjustments                                     193          83          29
        State income tax - net of federal tax benefit         --          23          21
        Tax exempt interest income                          (394)       (498)       (468)
        Bank owned life insurance                           (268)       (332)       (283)
        Other                                                 84          69         171
                                                         --------------------------------
      Totals                                             $ 5,853     $ 4,802     $ 5,690
                                                         ================================

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                         First Defiance Financial Corp.

16. Income Taxes (continued)

Significant components of First Defiance's deferred federal income tax assets and liabilities are as follows:

                                                                      December 31
                                                                  --------------------
                                                                    2005        2004
                                                                  --------------------
                                                                      (In Thousands)
      Deferred federal income tax assets:
        Allowance for loan losses                                 $ 4,565     $ 3,477
        Impaired loans                                                706          --
        Deferred compensation and management recognition plans        547         337
        Postretirement benefit costs                                  415         365
        Accrued Vacation                                              259         186
        Deposit and FHLB advance mark to market                       150          --
        Net unrealized losses on available-for-sale securities         13          --
        Other                                                         532          43
                                                                  --------------------
      Total deferred federal income tax assets                      7,187       4,408

      Deferred federal income tax liabilities:
        Net unrealized gains on available-for-sale securities          --       1,147
        FHLB stock dividends                                        2,585       1,868
        Fixed assets                                                1,277         967
        Mortgage servicing rights                                   1,207         587
        Core Deposit Intangible                                     1,265          --
        Goodwill                                                    1,084         685
        Loan mark to market                                           564          --
        Other                                                          --          88
                                                                  --------------------
      Total deferred federal income tax liabilities                 7,982       5,342
                                                                  --------------------
      Net deferred federal income tax liability                   $  (795)    $  (934)
                                                                  ====================

The realization of the Company's deferred tax assets is dependent upon the Company's ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2005.

Retained earnings at December 31, 2005 include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company's bse year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2005 was approximately $3.85 million.

                         First Defiance Financial Corp.

17. Employee Benefit Plans

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (First Defiance 401(k)) if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 50% of the participants' contributions, to a maximum of 3% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $333,000, $293,000 and $258,000 for the years ended December 31, 2005, 2004 and 2003 respectively. There were no discretionary contributions in any of those years.

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

To fund the plan, the ESOP borrowed funds from First Defiance for the purpose of purchasing shares of First Defiance common stock. The ESOP acquired a total of 863,596 shares in 1993 and 1995. The loan outstanding at December 31, 2005 was $1,722,000. Principal and interest payments on the loan are due in equal quarterly installments through June of 2008. The loan is collateralized by the shares of First Defiance's common stock and is repaid by the ESOP with funds from the Company's contributions to the ESOP, dividends on unallocated shares and earnings on ESOP assets.

As principal and interest payments on the loan are paid, shares are released from collateral and committed for allocation to active employees, based on the proportion of debt service paid in the year. Shares held by the ESOP which have not been released for allocation are reported as stock acquired by the ESOP plan in the statement of financial condition. As shares are released, First Defiance records compensation expense equal to the average fair value of the shares over the period in which the shares were earned. Also, the shares released for allocation are included in the average shares outstanding for earnings per share computations. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as additional ESOP expense. ESOP compensation expense was $976,000, $956,000, and $802,000, for 2005, 2004 and 2003, respectively. As of December 31, 2005, 743,385 ESOP shares have been released for allocation of which 731,187 were allocated to participants, compared to 694,594 released and 682,397 allocated at December 31, 2004. The 120,211 unreleased shares have a fair value of $3.3 million at December 31, 2005, while the fair value of 169,002 unreleased shares at December 31, 2004 was $5.9 million. A total of $532,000 and $487,000 of dividends in 2005 and 2004, respectively, were used for debt service.

                         First Defiance Financial Corp.

18. Stock Option Plans

First Defiance has established incentive stock option plans for its directors and its employees and has reserved 1,727,485 shares of common stock for issuance under the plans. A total of 1,467,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of December 31, 2005, 569,099 options (545,912 for employees and 23,187 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. There are 50,186 options granted under the 1993 plan that are currently exercisable, 232,863 options granted under the 1996 plan that vest at 20% per year beginning in 1997 of which 224,910 are fully vested and currently exercisable, 247,500 options granted under the 2001 plan which vest at 20% per year beginning in 2002, of which 129,150 are fully vested and currently exercisable and 38,550 options granted under the 2005 plan which vest at 20% per year beginning in 2006. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or five years after the retirement date for the 1993, 2001 and 2005 plans and on the earlier of the scheduled expiration date or twelve months after the retirement date for the 1996 plan.

The following table summarizes stock option activity for 2005, 2004, and 2003:

                                                                   Weighted
                                                    Options     Average Option
                                                  Outstanding       Prices
                                                  ----------------------------

   Balance at January 1, 2003                        808,320          12.12
     Granted                                          57,000          20.47
     Exercised or cashed out                        (136,537)         10.95
     Expired or canceled                              (1,050)         15.32
                                                  ----------------------------
   Balance at December 31, 2003                      727,733       $  12.99
     Granted                                          48,750          27.03
     Exercised                                      (135,390)         11.49
     Expired or canceled                              (1,500)         18.40
                                                  ----------------------------
   Balance at December 31, 2004                      639,593       $  14.36
     Granted                                          61,253          25.98
     Exercised                                      (127,197)         12.27
     Expired or canceled                              (4,550)         24.25
                                                  ----------------------------
   Balance at December 31, 2005                      569,099       $  16.00
                                                  ============================

As of December 31, 2005 and 2004, 314,050 and 19,753 shares, respectively, were available for grant under the Company's stock option plans.

                         First Defiance Financial Corp.

18. Stock Option Plans (continued)

Information about stock options outstanding is as follows:

                                                             Weighted
                                                              Average
                                                             Remaining                         Weighted
       Range of                         Weighted Average    Contractual                         Average
   Exercise Prices       Outstanding     Exercise Price    Life (in years)    Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------------
$8.25 - $12.99             173,252          $  10.64             0.86           173,252         $  10.64
$13.00 - $17.99            230,044             14.11             4.15           196,644            14.13
$18.00 - $22.99             52,450             19.42             7.18            22,000            19.36
$23.00 - $27.70            113,353             26.45             8.80            12,350            26.93
                       ------------------------------------------------------------------------------------
Total at 12/31/05          569,099          $  16.00             4.35           404,246         $  13.31
                       ====================================================================================
Total at 12/31/04          639,593          $  14.36             4.37           475,954         $  12.54
                       ====================================================================================
Total at 12/31/03          727,733          $  12.99             4.65           555,427         $  12.02
                       ====================================================================================

19. Parent Company and Regulatory Restrictions

Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. In accordance with these restrictions, First Federal can initiate dividend payments in 2006 only equal to or less than 2006 net profits. However, First Federal can request OTS approval to pay a dividend in excess of 2006 net profits.

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

                                                                               December 31
                                                                          ----------------------
   Statements of Financial Condition                                        2005         2004
                                                                          ----------------------
                                                                              (In Thousands)
   Assets
     Cash and cash equivalents                                            $   9,406    $     466
     Investment securities, available for sale, carried at fair value         1,494        1,073
     Investment in subsidiaries                                             160,035      124,179
     Loan receivable from First Defiance Employee Stock Ownership Plan        1,760        2,312
     Other assets                                                               668           83
                                                                          ----------------------
   Total assets                                                           $ 173,363    $ 128,113
                                                                          ======================

   Liabilities and stockholders' equity:
     Subordinated debentures                                              $  20,619    $      --
     Accrued liabilities                                                      1,528        1,239
     Stockholders' equity                                                   151,216      126,874
                                                                          ----------------------
   Total liabilities and stockholders' equity                             $ 173,363    $ 128,113
                                                                          ======================

                         First Defiance Financial Corp.

19. Parent Company and Regulatory Restrictions (continued)

                                                                              Years Ended December 31
                                                                      --------------------------------------
Statements of Income                                                     2005          2004          2003
                                                                      --------------------------------------
                                                                                  (In Thousands)
   Interest on loan to ESOP                                           $     169     $     214     $     257
   Interest expense                                                        (275)           (3)           (4)
   Other income                                                             102            45            42
   Noninterest expense                                                     (637)         (470)         (568)
                                                                      --------------------------------------
   Loss before income taxes and equity in earnings of subsidiaries         (641)         (214)         (273)
   Income tax (credit)                                                     (212)          (56)          (75)
                                                                      --------------------------------------
   Loss before equity in earnings of subsidiaries                          (429)         (158)         (198)
   Equity in earnings of subsidiaries                                    12,399        10,954        12,280
                                                                      --------------------------------------
   Net income                                                         $  11,970     $  10,796     $  12,082
                                                                      ======================================

                                                                              Years Ended December 31
                                                                      --------------------------------------
Statements of Cash Flows                                                 2005          2004          2003
                                                                      --------------------------------------
                                                                                  (In Thousands)
   Operating activities:
     Net income                                                       $  11,970     $  10,796     $  12,082
     Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
         Equity in earnings of subsidiaries                             (12,399)      (10,954)      (12,280)
         Dividends received from subsidiary                              34,415         5,500         5,000
         Change in other assets and liabilities                             232           699           751
                                                                      --------------------------------------
   Net cash (used in) provided by operating activities                   34,218         6,041         5,553

   Investing activities:
     Investment in unconsolidated trust subsidiary                         (619)           --            --
     Cash paid for ComBanc, Inc.,                                       (18,693)           --            --
     Cash paid for Genoa Savings and Loan Company                       (10,869)           --            --
     Principal payments received on ESOP loan                               552           505           464
     Purchase of available-for-sale securities                             (500)           --            --
     Sale of available-for-sale securities                                   70
                                                                      --------------------------------------
   Net cash (used in) provided by investing activities                  (30,059)          505           464

   Financing activities:
     Proceeds from issuance of subordinated debt securities              20,619            --            --
     Capital contribution to subsidiary                                 (10,000)           --            --
     Stock options exercised                                              1,561         1,556         1,495
     Purchase of common stock for treasury                               (1,547)       (4,691)       (4,406)
     Cash dividends paid                                                 (5,852)       (5,011)       (3,939)
                                                                      --------------------------------------
   Net cash used in financing activities                                  4,781        (8,146)       (6,850)
                                                                      --------------------------------------

   Net increase (decrease) in cash and cash equivalents                   8,940        (1,600)         (833)
   Cash and cash equivalents at beginning of year                           466         2,066         2,899
                                                                      --------------------------------------
   Cash and cash equivalents at end of year                           $   9,406     $     466     $   2,066
                                                                      ======================================

                         First Defiance Financial Corp.

20. Fair Value Statement of Consolidated Financial Condition

The following is a comparative condensed consolidated statement of financial condition based on carrying and estimated fair values of financial instruments as of December 31, 2005 and 2004. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance Financial Corp.

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

The fair value of loans which reprice within 90 days is equal to their carrying amount. For other loans, the estimated fair value is calculated based on discounted cash flow analysis, using interest rates currently being offered for loans with similar terms. The allowance for loan losses is considered to be a reasonable adjustment for credit risk.

SFAS No. 107 requires that the fair value of demand, savings, NOW and certain money market accounts be equal to their carrying amount. The Company believes that the fair value of these deposits may be greater or less than that prescribed by SFAS No. 107.

The carrying amount of Subordinated Debentures is considered to be equal to fair value as a result of their interest rate structure. For deposits with fixed maturities, fair value is estimated based on interest rates currently being offered on deposits with similar characteristics and maturities.

                         First Defiance Financial Corp.

20. Fair Value Statement of Consolidated Financial Condition (continued)

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options are based on the estimated cost to settle the option at December 31, 2005.

                                                                          December 31, 2005             December 31, 2004
                                                                      --------------------------    --------------------------
                                                                       Carrying       Estimated      Carrying       Estimated
                                                                         Value       Fair Values       Value       Fair Values
                                                                      --------------------------------------------------------
                                                                                          (In Thousands)
   Assets:
      Cash and cash equivalents                                       $    49,256    $    49,256    $    20,521    $    20,521
      Investment securities                                               114,854        114,924        139,258        139,379
      Loans, net, including loans
        held for sale                                                   1,169,763      1,165,508        881,207        878,205
                                                                      --------------------------------------------------------
                                                                        1,333,873    $ 1,329,688      1,040,986    $ 1,038,105
                                                                                     ===========                   ===========
      Other assets                                                        127,209                        85,681
                                                                      -----------                   -----------
   Total assets                                                       $ 1,461,082                   $ 1,126,667
                                                                      ===========                   ===========

   Liabilities and stockholders' equity:
      Deposits                                                        $ 1,069,501    $ 1,067,279    $   797,701    $   798,287
      Advances from Federal Home
        Loan Bank                                                         180,960        179,435        181,213        183,750
      Subordinated debentures                                              20,619         20,619
      Short term borrowings and other interest bearing liabilities         25,748         25,748         11,804         11,804
      Advance payments by borrowers
        for taxes and insurance                                               605            605            278            278
                                                                      --------------------------------------------------------
                                                                        1,297,433    $ 1,293,686        990,996    $   994,119
                                                                                     ===========                   ===========
      Other liabilities                                                    12,433                         8,797
                                                                      -----------                   -----------
   Total liabilities                                                    1,309,866                       999,793
   Stockholders' equity                                                   151,216                       126,874
                                                                      -----------                   -----------
   Total liabilities and
     stockholders' equity                                             $ 1,461,082                   $ 1,126,667
                                                                      ===========                   ===========

                         First Defiance Financial Corp.

21. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

                                                                            Three Months Ended
                                                          -------------------------------------------------------
                                                          March 31*       June 30*     September 30   December 31
                                                          -------------------------------------------------------
                                                                 (In Thousands, Except Per Share Amounts)
   2005
   Interest income                                        $  16,436      $  18,669      $  19,932      $  21,137
   Interest expense                                           5,826          6,816          7,715          8,535
                                                          -------------------------------------------------------
   Net interest income                                       10,610         11,853         12,217         12,602
   Provision for loan losses                                    347            349            368            378
                                                          -------------------------------------------------------
   Net interest income after provision for loan losses       10,263         11,504         11,849         12,224
   Gain on sale of securities                                   621            515             86             --
   Noninterest income                                         3,640          3,365          3,930          3,768
   Noninterest expense                                       10,244         12,518         10,496         10,684
                                                          -------------------------------------------------------
   Income before income taxes                                 4,280          2,866          5,369          5,308
   Income taxes                                               1,409            838          1,742          1,864
                                                          -------------------------------------------------------
   Net income                                             $   2,871      $   2,028      $   3,627      $   3,444
                                                          =======================================================

   Earnings per share:
      Basic                                               $    0.43      $    0.30      $    0.53      $    0.50
      Diluted                                             $    0.41      $    0.28      $    0.51      $    0.48

   Average shares outstanding:
      Basic                                                   6,668          6,869          6,908          6,927
      Diluted                                                 6,945          7,119          7,159          7,161

* - The significant increase in noninterest expense and resulting decline in net income for the quarters ended March 31 and June 30, 2005 was primarily due to $884,000 and $2.5 million in those quarters respectively of acquisition related charges associated with the previously disclosed 2005 acquisitions.

                         First Defiance Financial Corp.

22. Quarterly Consolidated Results of Operations (Unaudited) (continued)

                                                                             Three Months Ended
                                                           ------------------------------------------------------
                                                            March 31       June 30     September 30   December 31
                                                           ------------------------------------------------------
                                                                  (In Thousands, Except Per Share Amounts)
   2004
   Interest income                                         $  13,002      $  13,163      $  13,979      $  14,587
   Interest expense                                            4,806          4,881          5,258          5,436
                                                           ------------------------------------------------------
   Net interest income                                         8,196          8,282          8,721          9,151
   Provision for loan losses                                     379            490            376            303
                                                           ------------------------------------------------------
   Net interest income after provision for loan losses         7,817          7,792          8,345          8,848
   Gain on sale of securities                                     98            293            302            733
   Noninterest income                                          2,738          3,976          2,646          3,210
   Noninterest expense                                         7,055          7,425          9,007          7,713
                                                           ------------------------------------------------------
   Income before income taxes                                  3,598          4,636          2,286          5,078
   Income taxes                                                1,105          1,492            606          1,599
                                                           ------------------------------------------------------
   Net income                                              $   2,493      $   3,144      $   1,680      $   3,479
                                                           ======================================================

   Earnings per share:
      Basic                                                $    0.41      $    0.51      $    0.28      $    0.57
      Diluted                                              $    0.39      $    0.49      $    0.26      $    0.55

   Average shares outstanding:
      Basic                                                    6,113          6,125          6,084          6,063
      Diluted                                                  6,427          6,385          6,340          6,341

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a. Controls and Procedures

      First Defiance's management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of First Defiance's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance's disclosure controls and procedures as of December 31, 2005, are effective in timely alerting them to material information relating to First Defiance Financial Corp. (including its consolidated subsidiaries) required to be included in First Defiance's periodic filings under the Exchange Act.

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

      First Defiance's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework." Based on the assessment, management determined that, as of December 31, 2005, First Defiance's internal control over financial reporting is effective based on those criteria.
Management's assessment of the effectiveness of First Defiance's internal control over financial reporting as of December 31, 2005 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report appearing on page 103.

/s/ William J. Small                       /s/ John C. Wahl

William J. Small                           John C. Wahl
Chairman, President and                    Executive Vice President and
  Chief Executive Officer                    Chief Financial Officer

Changes in Internal Control over Financial Reporting

      There were no changes in First Defiance's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect First Defiance's internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Defiance Financial Corp.
Defiance, Ohio

We have audited management's assertion, included in the accompanying Management's Report on Internal Control over Financial Reporting, that First Defiance Financial Corp. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that First Defiance Financial Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Also in our opinion, First Defiance Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of First Defiance Financial Corp. as of December 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

                                        /s/ Crowe Chizek and Company LLC

                                        Crowe Chizek and Company LLC

Cleveland, Ohio
March 10, 2006

Item 9b. Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required herein is incorporated by reference from the section captioned "Information Regarding Directors and Executive Officers" of the definitive proxy statement dated March 17, 2006.

Item 11. Executive Compensation

      The information required herein is incorporated by reference from the sections captioned "Board Fees", "Executive Compensation", "Compensation Committee Report on Executive Compensation", "Stock Options", "Employment Agreements", and "Performance Graph" of the definitive proxy statement dated March 17, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The information required herein is incorporated by reference from the section captioned "Beneficial Ownership" of the definitive proxy statement dated March 17, 2006.

      First Defiance maintains the 1993 Stock Incentive Plan, the 1993 Directors' Stock Option plan, the 1996 Stock Option Plan, the 2001 Stock Option and Incentive Plan and the 2005 Stock Option and Inventive Plan (collectively, the "Plans") and the 1996 Management Recognition Plan and Trust ("MRP") under which it may issue equity securities to its directors, officers and employees in exchange for goods and services. All of the Plans and the MRP were approved by the shareholders of First Defiance.

      The following table shows, as of December 31, 2005, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plans and the MRP, excluding shares issuable upon exercise of outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters (continued)

                                Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------
                                                                                       Number of securities
                                 Number of securities to                             remaining available for
                                     be issued upon           Weighted-average        future issuance under
                                 exercise of outstanding      exercise price of     equity compensation plans
                                  options, warrants and     outstanding options,      (excluding securities
       Plan Category                     rights              warrants and rights     reflected in column (a))
-------------------------------------------------------------------------------------------------------------
                                           (a)                       (b)                       (c)
                                 ----------------------------------------------------------------------------
1993 Stock Incentive Plan                50,186                    $ 12.14                        -0-
1996 Stock Option Plan                  232,863                    $ 12.42                        -0-
2001 Stock Option and
  Incentive Plan                        247,500                    $ 18.62                     1,600
2005 Stock Option and
  Incentive Plan                         38,550                    $ 25.89                   312,450
1996 Management
  Recognition Plan and Trust                N/A                        N/A                       155

Item 13. Certain Relationships and Related Transactions

      The information required herein is incorporated by reference from the section captioned "Indebtedness of Management" of the definitive proxy statement dated March 17, 2006.

Item 14. Principal Accountant Fees and Services

      The information required by this item is incorporated herein by reference under the section captioned "Independent Registered Public Accounting Firm" of the definitive proxy statement dated March 17, 2006.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

            The following consolidated financial statements are filed as a part of this document under "Item 8. Financial Statements and Supplementary Data."

            Reports of Independent Registered Public Accounting Firms

            Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

            Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003

            Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

            Notes to Consolidated Financial Statements

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

(a) (3) Exhibits

            The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

   Exhibit
   Number                              Description
-----------------------------------------------------------------------------------
       3.1      Articles of Incorporation                                                    (1)
       3.2      Code of Regulations                                                          (1)
       3.2      Bylaws                                                                       (1)
      10.1      1996 Stock Option Plan                                                       (2)
      10.2      Form of Incentive Stock Option Award Agreement                               (3)
      10.3      Form of Nonqualified Stock Option Award Agreement                            (3)
      10.4      1996 Management Recognition Plan and Trust                                   (2)
      10.5      2001 Stock Option and Incentive Plan                                         (5)
      10.6      1993 Stock Incentive Plan                                                    (1)
      10.7      Employment Agreement with William J. Small                                   (6)
      10.8      Employment Agreement with James L. Rohrs                                     (2)
      10.9      Employment Agreement with John C. Wahl                                       (2)
     10.10      Employment Agreement with Gregory R. Allen                                   (7)
     10.11      Description of Annual Bonus                                                  (4)
     10.12      2005 Stock Option and Incentive Plan                                         (8)
        13      Annual Report to Shareholders and Notice of Annual Meeting
                  of Shareholders and Proxy Statement                                        (4)
        14      Code of Ethics                                                               (4)
        21      List of Subsidiaries of the Company                                          (4)
      23.1      Consent of Crowe Chizek and Company LLC                                      (4)
      23.2      Consent of Ernst & Young LLP                                                 (4)
      31.1      Certification of Chief Executive Officer pursuant to Section 302
                  of the Sarbanes-Oxley Act of 2002                                          (4)
      31.2      Certification of Chief Financial Officer pursuant to Section 302
                  of the Sarbanes-Oxley Act of 2002                                          (4)
      32.1      Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002                                                                       (4)

(1) Incorporated herein by reference to the like numbered exhibit in the Registrant's Form S-1 (File No. 33-93354).

(2) Incorporated herein by reference to like numbered exhibit in Registrant's 2001 Form 10-K

(3) Incorporated herein by reference to like numbered exhibit in Registrant's 2004 Form 10-K

(4)   Included herein

(5)   Incorporated herein by reference to Appendix B to the 2001 Proxy Statement

(6) Incorporated herein by reference to like numbered exhibit in Registrant's 2000 Form 10-K

(7) Incorporated herein by reference to like numbered exhibit in Registrant's 2002 Form 10-K

(8)   Incorporated herein by reference to Appendix A to the 2005 Proxy Statement

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FIRST DEFIANCE FINANCIAL CORP.

March 10, 2006               By: /s/ John C. Wahl
                                 -----------------------------------------------
                                 John C. Wahl, Exec.V.P, Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2006.

             Signature                                     Title
-----------------------------------        -------------------------------------


/s/ William J. Small                       Chairman of the Board, President and
-----------------------------------        Chief Executive Officer
William J. Small


/s/ John C. Wahl                           Executive Vice President and
-----------------------------------        Chief Financial Officer
John C. Wahl


/s/ James L. Rohrs                         Director, Executive Vice President
-----------------------------------
James L. Rohrs


/s/ Stephen L. Boomer                      Director, Vice Chairman
-----------------------------------
Stephen L. Boomer


/s/ John L. Bookmyer                       Director
-----------------------------------
John L. Bookmyer


/s/ Dr. Douglas A. Burgei                  Director
-----------------------------------
Dr. Douglas A. Burgei


/s/ Peter A. Diehl                         Director
-----------------------------------
Peter A. Diehl


/s/ Dr. John U. Fauster, III               Director
-----------------------------------
Dr. John U. Fauster, III


/s/ Dwain I. Metzger                       Director
-----------------------------------
Dwain I. Metzger


/s/ Gerald W. Monnin                       Director
-----------------------------------
Gerald W. Monnin


/s/ Samuel S. Strausbaugh                  Director
-----------------------------------
Samuel S. Strausbaugh


/s/ Thomas A. Voigt                        Director
-----------------------------------
Thomas A. Voigt