Form 10-Q
period 2006-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2006-05-10
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (419) 782-5015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 7,147,579 shares outstanding at May 8, 2006.

FIRST DEFIANCE FINANCIAL CORP.

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	March 31, 2006	December 31, 2005
ASSETS

Cash and cash equivalents:
Cash and amounts due from
depository institutions	$31,582	$44,066
Interest-bearing deposits	6,459	5,190
	38,041	49,256
Securities:
Available-for-sale, carried at fair value	110,659	113,079
Held-to-maturity, carried at amortized cost
(approximate fair value $1,754 and $1,845
at March 31, 2006 and December 31,
2005 respectively)	1,697	1,775
	112,356	114,854
Loans held for sale	4,370	5,282
Loans receivable, net	1,189,364	1,164,481
Accrued interest receivable	6,262	6,207
Federal Home Loan Bank stock and other
interest-earning assets	17,792	17,544
Bank owned life insurance	24,583	24,346
Office properties and equipment	32,943	32,429
Real estate and other assets held for sale	3,710	404
Goodwill	35,084	35,084
Core deposit and other intangibles	3,937	4,117
Mortgage servicing rights	5,141	5,063
Other assets	4,607	2,015
Total assets	$1,478,190	$1,461,082

See accompanying notes.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	March 31, 2006	December 31, 2005
LIABILITIES AND
STOCKHOLDERS' EQUITY

Non-interest-bearing deposits	$94,515	$103,498
Interest-bearing deposits	987,280	966,003
Total deposits	1,081,795	1,069,501

Advances from Federal Home Loan Bank	185,449	180,960
Notes payable and other interest-bearing liabilities	22,355	25,748
Subordinated debentures	20,619	20,619
Advance payments by borrowers for taxes and insurance	357	605
Deferred taxes	629	795
Other liabilities	12,941	11,638
Total liabilities	1,324,145	1,309,866

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
5,000 shares authorized; no shares
issued	-	-
Common stock, $.01 par value per share: 20,000
shares authorized; 11,703 shares issued and
7,175 and 7,085 shares outstanding, respectively	117	117
Additional paid-in capital	109,147	108,626
Stock acquired by ESOP	(840)	(1,053)
Accumulated other comprehensive income,
net of income taxes of $(309)
and $(13), respectively	(574)	(22)
Retained earnings	113,856	112,041
Treasury stock, at cost, 4,528 and 4,616 shares,
respectively	(67,661)	(68,493)
Total stockholders' equity	154,039	151,216

Total liabilities and stockholders' equity	$1,478,190	$1,461,082

See accompanying notes

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Income
(UNAUDITED)
(Amounts in Thousands, except per share data)

	For the Three Months Ended
	March 31,
	2006	2005
Interest Income
Loans	$20,047	$14,763
Investment securities	1,343	1,438
Interest-bearing deposits	71	71
FHLB stock dividends	248	165
Total interest income	21,709	16,437
Interest Expense
Deposits	6,823	3,945
FHLB advances and other	2,147	1,800
Subordinated debentures	298	-
Notes payable	132	81
Total interest expense	9,400	5,826
Net interest income	12,309	10,611
Provision for loan losses	383	347
Net interest income after provision for loan losses	11,926	10,264
Non-interest Income
Service fees and other charges	1,791	1,201
Insurance commission income	1,660	1,213
Mortgage banking income	734	862
Gain on sale of securities	-	621
Trust income	79	78
Income from Bank Owned Life Insurance	237	177
Other non-interest income	15	110
Total non-interest income	4,516	4,262
Non-interest Expense
Compensation and benefits	6,106	5,512
Occupancy	1,219	1,029
SAIF deposit insurance premiums (credit)	35	31
State franchise tax	327	284
Acquisition related charges	-	884
Data processing	914	813
Amortization of intangibles	179	114
Other non-interest expense	1,962	1,579
Total non-interest expense	10,742	10,246
Income before income taxes	5,700	4,280
Federal income taxes	1,848	1,409
Net Income	$3,852	$2,871

Earnings per share (Note 4)
Basic	$0.55	$0.43
Diluted	$0.54	$0.41
Dividends declared per share (Note 3)	$0.24	$0.22
Average shares outstanding (Note 4)
Basic	7,005	6,656
Diluted	7,182	6,929

See accompanying notes

Back to Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$151,216	$126,874

Comprehensive Income
Net income	3,852	2,871
Other comprehensive income (loss)	(552)	(1,445)
Total comprehensive income	3,300	1,426
ESOP shares released	675	671
Stock option expense	59	-
Amortization of deferred compensation
Of Management Recognition Plan	-	1
Shares issued under stock option plans	1,215	482
Treasury shares repurchased	(726)	(582)
Shares issued to acquire ComBanc, Inc.	-	18,772
Common cash dividends declared (Note 5)	(1,694)	(1,508)

Balance at March 31,	$154,045	$146,136

See Accompanying Notes

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(UNAUDITED)
(Amounts in Thousands)

	Three Months
	Ended March 31,
	2006	2005
Operating Activities
Net cash provided by operating activities	5,003	2,843

Investing Activities
Proceeds from maturities of held-to-maturity securities	77	75
Proceeds from maturities of available-for-sale securities	4,131	6,016
Proceeds from sale of available-for-sale securities	-	10,986
Proceeds from sales of real estate and
other assets held for sale	596	65
Proceeds from sale of property, plant and equipment	11	448
Net cash received for acquisition of ComBanc, Inc	-	52,340
Purchases of available-for-sale securities	(2,591)	(11,779)
Purchases of office properties and equipment	(1,223)	(1,417)
Net increase in loans receivable	(29,273)	(15,730)
Net cash provided by/used in investing activities	(28,272)	41,004

Financing Activities
Net increase (decrease) in deposits	12,122	(10,803)
Repayment of Federal Home Loan Bank long-term advances	(1,401)	(581)
Net increase (decrease) in Federal Home Loan Bank
short-term advances	5,900	(24,000)
Decrease in short term line of credit	-	(1,000)
Decrease in securities sold under repurchase agreements	(3,393)	(775)
Purchase of common stock for treasury	(726)	(582)
Cash dividends paid	(1,663)	(1,342)
Proceeds from exercise of stock options	1,215	482
Net cash provided by (used in) financing activities	12,054	(38,601)
(Decrease) increase in cash and cash equivalents	(11,215)	5,246
Cash and cash equivalents at beginning of period	49,256	20,521
Cash and cash equivalents at end of period	$38,041	$25,767

Supplemental cash flow information:
Interest paid	$9,422	$5,456
Income taxes paid	$-	$-
Transfers from loans to other real estate
owned and other assets held for sale	$3,902	$335

First Defiance acquired all of the capital stock ComBanc Inc. for $38.3 million in the first quarter of 2005. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$13,927
Purchase price	(38,339)
Liabilities assumed	$175,588

See accompanying notes.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

1. Principles of Consolidation

The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company"), its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. (“First Insurance”). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2. Basis of Presentation

The consolidated condensed statement of financial condition at December 31, 2005 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2006 and for the three-month period ending March 31, 2006 and 2005 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2005 Annual Report on Form 10-K for the year ended December 31, 2005. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal Bank and First Insurance. At March 31, 2006 goodwill totaled $35.1 million.

Income Taxes

The Company’s effective tax rate differs from the statutory 35% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

2. Basis of Presentation (continued)

Stock Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No compensation cost for stock options was reflected in net income for the year ended December 31, 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

On January 1, 2006, the Company adopted SFAS 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The fair value of stock grants will also be determined using the Black-Scholes valuation model. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash flows.

The Securities and Exchange Commission (SEC) has published Staff Accounting Bulletin No. 107 (SAB 107), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation and benefits in the condensed consolidated statements of income.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

2. Basis of Presentation (continued)

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended March 31, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
	(dollars in thousands, except per share data)
Income before income taxes	$5,757	$(57)	$5,700
Income taxes	1,849	(1)	1,848
Net income	$3,908	(56)	$3,852

Basic earnings per share	$.56	$(.01)	$.55
Diluted earnings per share	$.54	$-	$.54

Cash flow from operating activities	$5,003	$-	$5,003

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R) for the three month period ended March 31, 2005.

	Three months ended March 31, 2005
	As Reported	Pro Forma Adjustments	Pro Forma as if under SFAS 123(R)
	(dollars in thousands, except per share data)
Income before income taxes	$4,280	$(57)	$4,223
Income taxes	1,409	(1)	1,408
Net income	$2,871	(56)	$2,815

Basic earnings per share	$.43	$(.01)	$.42
Diluted earnings per share	$.41	$-	$.41

Cash flow from operating activities	$2,843	$-	$2,843

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

2. Basis of Presentation (continued)

Recent Accounting Pronouncements

Accounting for Servicing of Financial Assets
On March 17, 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS 140. Entities that elect to subsequently measure their servicing rights at fair value may no longer find it necessary to qualify for and apply the provisions of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to achieve an income statement effect similar to the application of hedge accounting for instruments used to manage the effect of interest rate changes on servicing rights.

SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption of the Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. First Defiance plans to adopt SFAS 156 on January 1, 2007, and has not changed its method of accounting for its mortgage servicing rights. Management does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

Segment Information

While the Company’s chief decision-makers monitor the revenue streams of the Company’s various products and services, the identifiable segments are not material, and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of First Defiance’s financial service operations are considered by management to be aggregated in one reportable operating segment.

3. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. A total of 1,467,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of March 31, 2006, 456,444 options (445,562 for employees and 10,882 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

3. Stock Compensation Plans (continued)

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Three months ended March 31, 2006 Total options outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, beginning of period	569,099	$16.00	$4.05
Forfeited or cancelled	(7,800)	20.02	4.98
Exercised	(104,855)	11.59	3.58
Granted	−	−	−
Options outstanding, end of period	456,444	$16.95	$4.15
Options exercisable, end of period	299,491	$13.93	$3.56

The aggregate intrinsic value of all options outstanding at March 31, 2006 was $4.34 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $3.73 million.

	Three months ended March 31, 2006 Total unvested options
	Shares	Weighted Average Fair Value
Unvested options, beginning of period	164,853	$5.26
Vested	(1,000)	4.73
Granted	−	−
Forfeited	(6,900)	5.18
Unvested options, end of period	156,953	$5.27

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

3. Stock Compensation Plans (continued)

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months ended March 31,
	2006	2005
Proceeds of options exercised	$1,215	$482
Related tax benefit recognized	185	122
Intrinsic value of options exercised	1,602	660

Options outstanding at March 31, 2006 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$8.25 - $12.99	101,990	1.0	101,990	$10.71
$13.00 - $17.99	194,051	4.1	162,651	14.21
$18.00 - $22.99	51,450	6.9	22,600	19.37
$23.00 - $27.99	108,953	8.5	12,250	26.92
Outstanding at period end	456,444	4.8	299,491	$13.93

The fair value for stock option grants are determined using a Black-Scholes option pricing model. There were no options granted during the 2006 first quarter. The fair value for the 2,000 stock options granted during the three months ended March 31, 2005, was determined at the date of grant using a Black-Scholes option-pricing model and the following assumptions:

Expected average risk-free interest rate	4.44%
Expected average life (in years)	10.00
Expected volatility	22.3%
Expected dividend yield	3.15%

The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the remaining life of the option on the grant date. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

3. Stock Compensation Plans (continued)

The compensation cost yet to be recognized for stock-based options that have been awarded but not vested is as follows (in thousands):

Remainder of 2006	$188
2007	182
2008	146
2009	84
2010	21
Total	$621

4. Acquisitions

On April 8, 2005, First Defiance acquired The Genoa Savings and Loan Company, (“Genoa”), a savings and loan headquartered in Geona, Ohio for a total purchase price of $11.2 million including direct acquisition costs of $220,000. Genoa shareholders received cash of $11.0 million in the all-cash transaction.

On January 21, 2005, First Defiance acquired ComBanc, Inc. (“ComBanc”), a bank-holding company and its wholly-owned subsidiary, the Commercial Bank by acquiring all of the outstanding capital stock of ComBanc for an aggregate purchase price of $38.3 million, including direct acquisition costs of $542,000. ComBanc shareholders received 733,775 shares of First Defiance stock and cash of $18.7 million.

The total purchase cost for Genoa and ComBanc has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of ComBanc and Genoa occurred at the beginning of the first quarter 2005.

March 31, 2005
(in thousands, except per share amounts)
Net interest income	$11,667
Net income	2,676
Net income per share - basic	$0.39
Net income per share - diluted	$0.38

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

4. Acquisition Related Charges

During the three months ended March 31, 2005, First Defiance recognized $884,000 of acquisition related charges, of which $442,000 related to severance payments and retention bonuses provided to ComBanc employees during the first quarter of 2005 and $161,000 related to termination of certain contracts. Substantially all severance costs were paid by January, 2006.

5. Dividends on Common Stock

As of March 31, 2006, First Defiance had declared a quarterly cash dividend of $.24 per share for the first quarter of 2006, payable April 28, 2006.

6. Earnings Per Share

Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month period ended March 31, 2006 and 2005. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three months ended March 31, 2006 and 2005, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):
	Three months ended March 31
	2006	2005
Numerator for basic and diluted earnings per share -Net income	$3,852	$2,871
Denominator:
Denominator for basic earnings per share - weighted average shares	7,005	6,656
Effect of dilutive securities:
Employee stock options	177	272
Unvested management recognition plan stock	-0-	1
Dilutive potential common shares	177	273
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	7,182	6,929
Basic earnings per share from net income	$0.55	$0.43
Diluted earnings per share from net income	$0.54	$0.41

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	March 31, 2006
	Amortized ost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$40,141	$102	$(404)	$39,839
Mortgage-backed securities	19,144	5	(507)	18,642
REMICs	726	-	(5)	721
Collateralized mortgage obligations	19,639	-	(486)	19,153
Trust preferred stock	7,725	79	(10)	7,794
Obligations of state and political subdivisions	24,184	382	(56)	24,510
Totals	$111,559	$568	$(1,468)	$110,659

Held-to-Maturity Securities:
FHLMC certificates	$306	$7	$-	$313
FNMA certificates	715	4	(5)	714
GNMA certificates	231	-	(1)	230
Obligations of state and political subdivisions	445	52	-	497
Totals	$1,697	$63	$(6)	$1,754

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

7. Investment Securities (continued)

The following table summarizes First Defiance’s securities that were in an unrealized loss position at March 31, 2006:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At March 31, 2006
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$10,861	$(156)	$14,741	$(248)	$25,602	$(404)
Mortgage-backed securities	11,397	(213)	6,900	(294)	18,297	(507)
Collateralized mortgage obligations	8,354	(136)	11,520	(355)	19,874	(491)
Trust preferred stock	998	(10)	-	-	998	(10)
Obligations of state and political subdivisions	3,259	(55)	19	(1)	3,278	(56)

Held to maturity securities:
Mortgage-backed securities	475	(2)	228	(4)	703	(6)
Total temporarily impaired securities	$35,344	$(572)	$33,408	$(902)	$68,752	$(1,474)

First Defiance does not believe the unrealized losses on securities as of March 31, 2006 represent other-than-temporary impairment. The unrealized losses are primarily the result of the changes in interest rates and will not prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

7. Investment Securities (continued)

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$41,173	$217	$(325)	$41,065
Mortgage-backed securities	19,959	35	(263)	19,731
REMICs	998	-	(7)	991
Collateralized mortgage obligations	20,002	1	(330)	19,673
Trust preferred stock	7,725	76	-	7,801
Obligations of state and political subdivisions	23,257	574	(13)	23,818
Totals	$113,114	$903	$(938)	$113,079

Held-to-Maturity Securities:
FHLMC certificates	$333	$11	$-	$344
FNMA certificates	756	4	(3)	757
GNMA certificates	241	-	(1)	240
Obligations of state and political subdivisions	445	59	-	504
Totals	$1,775	$74	$(4)	$1,845

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

8. Loans

Loans receivable consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Real Estate:
One-to-four family residential	$268,380	$275,497
Construction	18,462	21,173
Non-residential and multi-family	544,342	551,983
	831,184	848,653
Other Loans:
Commercial	215,279	171,289
Consumer finance	52,530	55,297
Home equity and improvement	112,927	113,000
	380,736	339,586
Total real estate and other loans	1,211,920	1,188,239
Deduct:
Loans in process	7,443	8,782
Net deferred loan origination fees and costs	1,265	1,303
Allowance for loan loss	13,848	13,673
Totals	$1,189,364	$1,164,481

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

Changes in the allowance for loan losses were as follows (in $000s):

	Three Months ended March 31,
	2006	2005
Balance at beginning of period	$13,673	$9,956
Provision for loan losses	383	347
Reserve from Acquisition of Commercial Bank	-	2,538
Charge-offs:
One-to-four family residential real estate	188	-
Non-residential and multi-family real estate	57	67
Commercial	17	43
Home equity and improvement	32	-
Consumer finance	95	59
Total charge-offs	389	169
Recoveries	181	77
Net charge-offs	208	92
Ending allowance	$13,848	$12,749

9. Deposits

A summary of deposit balances is as follows (in thousands):

	March 31, 2006	December 31, 2005
Non-interest-bearing checking accounts	$94,515	$103,498
Interest-bearing checking accounts	102,113	102,144
Savings accounts	80,826	82,766
Money market demand accounts	193,760	174,414
Certificates of deposit	610,581	606,679
	$1,081,795	$1,069,501

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

10. Borrowings

First Defiance’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to an unconsolidated subsidiary trust are comprised of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
FHLB Advance:
Callable fixed maturity advances	$90,000	$111,000
Callable fixed maturity strike rate advances	27,000	27,000
Other fixed rate long-term advances	13,937	14,181
Three month LIBOR based advances	20,000	−
Short-term and overnight advances	34,512	28,779
Total	$185,449	$180,960
Junior subordinated debentures owed to unconsolidated
subsidiary trust, due October 2035, 6.29% at March 31, 2006 and 5.87% at December 31, 2005 (variable)	$20,619	$20,619

The callable fixed rate FHLB advances are callable at the option of the FHLB on specified dates in 2006. Advances totaling $21,000 were called by the FHLB during the first quarter of 2006. Of those advances, $20,000 were converted to three-month LIBOR based advances.

The strike-rate advances are also callable in 2006, but only if three month LIBOR rates exceed the strike rate in the advance contract which ranges from 7.5% to 8.0%.

In September 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (the Trust Affiliate) that issued $20 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $20.6 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to the Trust Affiliate. The Company formed the Trust Affiliate for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by the Trust Affiliate are the sole assets of that trust. Distributions on the Trust Preferred Securities issued by the Trust Affiliate are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 6.29% as of March 31, 2006.

The Trust Preferred Securities are subject to mandatory redemption, in whole or part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures may be redeemed by the issuer at par after October 28, 2010.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

11. Commitments, Guarantees and Contingent Liabilities

Loan commitments are made to accommodate the financial needs of First Defiance’s customers; however, there are no long-term, fixed-rate loan commitments that result in market risk. Standby letters of credit obligate the Company to pay a third party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual non-financial obligation. Standby letters of credit are issued to address customers’ financing needs and to facilitate customers’ trade transactions. In accordance with FASB interpretation No. 45, “Guarantor’s Guarantees of Indebtedness of Others,” certain guarantees issued or modified on or after January 1, 2003, require the recognition of a liability on First Defiance’s balance sheet for the “stand ready” obligation with such guarantees.

If amounts are drawn under standby letters of credit, such amounts are treated as loans. Both loan commitments and standby letters of credit have credit risk, essentially the same as that involved in extending loans to customers, and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory and equipment) is obtained based on management’s credit assessment of the customer.

The Company’s maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

	March 31, 2006	December 31, 2005
	(In Thousands)
Loan commitments	$260,883	$275,982
Standby Letters of Credit	8,762	8,785
Total	$269,645	$284,767

The remaining weighted average life for outstanding standby letters of credit was less than one year at March 31, 2006. The Company had $289,000 of standby letters of credit with a life longer than one year.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2006 and 2005)

12. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 14 in the financial statements included in First Defiance’s 2005 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006	2005
	(In Thousands)
Service cost-benefits attributable to service during the period	$10	$11
Interest cost on accumulated postretirement benefit obligation	27	24
Net amortization and deferral	8	6
Net periodic postretirement benefit cost	$45	$41

Prescription drug coverage was added to Medicare under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Company has elected to opt for the Federal subsidy approach in lieu of coverage under Medicare Part D.

Back to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance Financial Corp. (“First Defiance” of “the Company”) is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 25 full service branches. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s office in Defiance, Ohio while investment and annuity products are sold through registered investment representatives located at three First Federal banking center locations.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $1.7 million at March 31, 2006. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $110.7 million at March 31, 2006. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($39.8 million), certain municipal obligations ($24.5 million), CMOs and REMICs ($19.9 million), mortgage backed securities ($18.7 million) and preferred stock and other equity investments ($7.8 million).

In accordance with FAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax, and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $900,000 at March 31, 2006, or $574,000 million after considering the related deferred tax asset.

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company’s non-interest income includes deposit and loan servicing fees, gains on sales of mortgage loans, and insurance commissions. First Defiance's earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and

Back to Index

equipment expense, deposit insurance premiums, amortization and impairment of mortgage servicing rights and miscellaneous other expenses, as well as federal income tax expense.

Forward-Looking Information

Certain statements contained in this quarterly report that are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, or “continue” or the negative thereof or other variations thereon or comparable terminology are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors.

Changes in Financial Condition
At March 31, 2006, First Defiance's total assets, deposits and stockholders' equity amounted to $1.48 billion, $1.08 billion and $154.0 million, respectively, compared to $1.46 billion, $1.07 billion and $151.2 million, respectively, at December 31, 2005.

Net loans receivable increased $24.9 million to $1.19 billion at March 31, 2006 from $1.16 billion at December 31, 2005. The increase in loans receivable occurred primarily in the commercial loan portfolios, which increased by $44.0 million between December 31, 2005 and March 31, 2006. During that same period, one-to-four family real estate loans declined by approximately $7.1 million. Certain loans which have non-residential real estate collateral as an abundance of caution have been reclassified as commercial and industrial loans during the 2006 first quarter. Prior period balances have not been restated.

The investment securities portfolio decreased to $112.4 million at March 31, 2006 from $114.9 million at December 31, 2005. The decrease in the balance in the investment portfolio is the result of redeploying funds from securities as they are sold, mature or get called to fund loan growth. At March 31, 2006 there were approximately $6.5 million of interest-bearing deposits held at other financial institutions.

Deposits increased from $1.07 billion at December 31, 2005 to $1.08 billion as of March 31, 2006. Of the $12.3 million increase, interest-bearing demand deposits and money market accounts increased $19.3 million to $295.9 million, retail time deposits increased $3.6 million to $573.3 million and national time deposits increased $327,000 to $37.3 million, while non-interest-bearing demand deposits decreased $9.0 million to $94.5 million and savings deposits decreased $1.9 million to $80.8 million.

Additionally, FHLB advances increased $4.4 million to $185.4 million at March 31, 2006 from $181.0 million at December 31, 2005. Of this increase, First Defiance’s REPO Advance line of credit increased $5.9 million, while long-term advances decreased $1.5 million as a result of contractual amortization during the period.

Stockholders’ equity increased from $151.2 million at December 31, 2005 to $154.0 million at March 31, 2006. The increase is a result of net income of $3.9 million, the release of ESOP

Back to Index

shares totaling $675,000 and the exercise of stock options by First Defiance employees totaling $1.2 million. Those increases were partially offset by $1.7 million of cash dividends declared, $726,000 from the repurchase of shares for treasury and a decrease in unrealized gains on available for sale securities (net of tax) of $552,000.

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

	Three Months Ended March 31,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:	$1,177,707	$20,053	6.91%	$982,125	$14,767	6.10%
Loans receivable
Securities	114,123	1,481	5.26	136,650	1,604	4.85
Interest-earning deposits	6,720	71	4.28	9,942	71	2.90
FHLB stock and other	17,546	248	5.73	14,832	165	4.51
Total interest-earning assets	1,316,096	21,853	6.73	1,143,549	16,607	5.90
Non-interest-earning assets	143,062			92,133
Total assets	$1,459,158			$1,235,682

Interest-bearing liabilities:
Deposits	$973,650	$6,823	2.84%	$846,829	$3,945	1.89%
FHLB advances and other	185,942	2,147	4.68	160,814	1,800	4.54
Notes payable	19,808	132	2.70	14,635	81	2.24
Subordinated debentures	20,619	298	5.86	-	-	0.00
Total interest-bearing liabilities	1,200,019	9,400	3.18	1,022,278	5,826	2.31
Non-interest bearing deposits	92,027	-		74,367	-
Total including non-interest bearing
demand deposits	1,292,046	9,400	2.95	1,096,645	5,826	2.15
Other non-interest-bearing liabilities	14,510			5,032
Total liabilities	1,306,556			1,101,677
Stockholders' equity	152,602			134,005
Total liabilities and stock-
holders' equity	$1,459,158			$1,235,682
Net interest income; interest
rate spread	$12,453	3.55%		$10,781	3.59%
Net interest margin (3)		3.84%			3.83%
Average interest-earning assets
to average interest-bearing
liabilities		110%			112%
__________________________________
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

Back to Index

Results of Operations

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

On a consolidated basis, First Defiance had net income of $3.9 million or $.54 per diluted share for the three months ended March 31, 2006 compared to $2.9 million or $0.41 per diluted share in 2005.

Net Interest Income.   Net interest income for the quarter ended March 31, 2006 was $12.3 million compared to $10.6 million, an increase of 16%. Most of the increase is due to the growth in the balance sheet resulting from the April 2005 acquisition of The Genoa Savings and Loan Company as well as a full quarter of income from the ComBanc acquisition which was completed in late January 2005.

Interest income increased to $21.7 million for the 2006 quarter compared to $16.4 million in the 2005 first quarter. The growth was entirely attributable to the loan portfolio, where the average balance increased to $1.18 billion in the 2006 first quarter from $982 million in the first three months of 2005. Average loan yields increased to 6.91% from 6.10%. Interest income gains were offset by increases in interest expense, which grew to $9.4 million from $5.8 million. That increase was primarily in interest-bearing deposits, where the average balance increased to $973.7 million from $846.8 million in the year earlier period. The average cost of those deposits increased to 2.84% from 1.89%. Also, First Defiance issued $20 million in trust preferred subordinated debentures in the 2005 fourth quarter at a cost of 90-day LIBOR plus 1.38%. The cost of the subordinated debentures was 5.86% in the 2006 first quarter.

Net interest margin for the quarter ended March 31, 2006 was 3.84%, a slight increase over the 2005 first quarter margin of 3.83%. The primary reason for the period over period increase was the issuance of additional equity as part of the ComBanc acquisition. First Defiance's average yield on interest earning assets increased to 6.73% for the 2006 first quarter, up from 5.90% for the same period of 2005, an increase of 83 basis points. However, during that same period, the cost of interest-bearing liabilities increased to 3.18% for the 2006 quarterly period, up from 2.31% in 2005, an increase of 87 basis points. As a result, the Company's interest rate spread has compressed to 3.55% in 2006 compared to 3.59% in 2005. More significantly, the net interest margin declined from 3.92% in the 2005 fourth quarter, due primarily to funding costs increasing by more than asset yields during those periods.

Provision for Loan Losses. The provision for loan losses was $383,000 in the first quarter of 2006 compared to $347,000 for the first quarter of 2005. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to First Defiance's market area; and other factors related to the collectibility of First

Back to Index

Defiance's loan portfolio. Management believes the balance of the allowance for loan losses is appropriate.

Non-performing assets increased to $7.6 million at March 31, 2006 from $5.4 million at December 31, 2005. The increase was primarily attributable to taking deeds in lieu of foreclosure from a large commercial real estate credit, which increased real estate owned from $404,000 at the end of 2005 to $3.7 million at March 31, 2006. Management has interested buyers and is negotiating sales agreements for a majority of the properties added to REO and does not anticipate any further loss on any of those assets. Non-accrual loans, which are loans contractually past due 90 days, declined to $3.9 million at March 31, 2006 from $5.0 million at December 31, 2005. Non-performing assets and asset quality ratios for First Defiance were as follows (in $000’s):

	March 31, 2006	December 31, 2005
	(in thousands)
Non-accrual loans	$3,856	$4,952
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	3,856	$4,952
Real estate owned (REO)	3,710	404
Total non-performing assets	$7,566	$5,356

Allowance for loans losses as a percentage of total loans	1.15%	1.16%
Allowance for loan losses as a percentage of non-performing assets	183.03%	255.28%
Allowance for loan losses as a percentage of non-performing loans	359.13%	276.11%
Total non-performing assets as a percentage of total assets	0.51%	0.37%
Total non-performing loans as a percentage of total loans	0.32%	0.42%

Of the $3.9 million in non-accrual loans, $2.4 million were 1-4 family residential loans and $1.1 million were commercial loans or non-residential real estate loans. The allowance for loan losses at March 31, 2006 was $13.8 million compared to $12.7 million at March 31, 2005 and $13.7 million at December 31, 2005. For the quarter ended March 31, 2006, First Defiance charged off $389,000 of loans against its allowance and realized recoveries of $181,000 from loans previously charged off. During the same quarter in 2005, First Defiance charged off $169,000 in loans and realized recoveries of $77,000.

Non-Interest Income. Total non-interest income increased to $4.5 million in the 2006 first quarter, compared with $4.3 million in the same period in 2005. The 2005 amount included gains from sale of investment securities of $621,000 and there were no securities gains in the 2006 first quarter. Excluding those securities gains, non-interest income increased by $875,000 or 24%. The increase in non-interest income occurred in primarily two areas: deposit fees and insurance commission income.

Back to Index

Gain on Sale of Securities. There were no securities sold in the first quarter 2006 compared to $621,000 recognized in the first quarter of 2005.

Service Fees. Service fees and other charges increased by $590,000 or 49% in the 2006 first quarter compared to the same period in 2005. The increase was due both to the growth in balances resulting from the 2005 acquisitions and the first quarter 2006 implementation of an overdraft privilege product. Management estimates that the overdraft privilege product will increase total fee income for the year by more than $1.0 million. In the quarter ended March 31, 2006, checking account fees increased by $399,000 over the same period in 2005 and by $145,000 over the 2005 fourth quarter. The overdraft privilege product was not fully implemented until early in March 2006.

Insurance and Investment Sales Commission. Insurance commission income increased to $1.66 million in the 2006 first quarter, up from $1.21 million during the first quarter of 2005. Current period results include a record $539,000 of contingent income that property and casualty insurance companies pay to their agencies based primarily on positive growth trends and favorable claims experience. By comparison, contingent income in the 2005 first quarter was $356,000. First Insurance also experienced a significant increase in commissions from the sale of investment products, which increased to $256,000 in the 2006 first quarter compared to just $49,000 in the same period in 2005.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased 14.8% to $734,000 for the first quarter of 2006 from $862,000 for the first quarter of 2005. Gains realized from the sale of mortgage loans decreased $9,000 to $488,000 for the three months ended March 31, 2006 from $497,000 during the 2005 first quarter. Mortgage loan servicing revenue increased $64,000 from the first quarter of 2005 as compared to the first quarter of 2006 , while the mortgage servicing rights valuation adjustment was reduced to $11,000 in the first quarter of 2006 as compared to $221,000 in the same quarter of 2005. Also, the amortization of mortgage servicing rights decreased to $139,000 for the three months ended March 31, 2006 as compared to $166,000 for the respective quarter of 2005.

Other Non-Interest Income. Other non-interest income decreased $95,000 for the three months ended March 31, 2006 to $15,000 compared to $110,000 for the three months ended March 31, 2005. Non-interest income in the 2005 first quarter includes an $116,000 gain from the sale of a banking center office located in Defiance.

Non-Interest Expense. Non-interest expense increased to $10.7 million for the 2006 first quarter compared to $10.2 million for the same period in 2005. The 2005 amount included $884,000 of acquisition-related charges. Excluding those items, non-interest expense increased by $1.4 million.

Occupancy, Ohio franchise tax, data processing costs and intangible amortization all increased in the first quarter of 2006 compared to the same period in 2005 as a result of the growth over the last 12 months. Also, as a result of the Company's expansion, advertising and promotional expenses increased from $182,000 to $304,000 between the 2005 and 2006 first quarters.

Back to Index

Acquisition Related Charges. First quarter 2005 results included $884,000 of non-recurring costs associated with the ComBanc acquisition. There were no acquisition related charges recorded in the 2006 first quarter.

Compensation and Benefits. Compensation and benefits increased $594,000 to $6.1 million for the quarter ended March 31, 2006 from $5.5 million for the same period in 2005. The increase was due to the second quarter 2005 acquisition of Genoa Savings and Loan, increased commissions earned by First Insurance agents resulting from revenue growth, merit and cost of living increases which on average were between 3.5% and 4.0%, and added central office staffing. Also, compensation increased $57,000 due to the expensing of stock options beginning in the 2006 first quarter.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, deposit insurance premiums, and amortization of intangibles) increased to $4.6 million for the quarter ended March 31, 2006 from $3.9 million for the same period in 2005.

Occupancy costs increased by $190,000 and data processing costs increased by $101,000 between the first quarter of 2005 and the first quarter of 2006. Both costs increased primarily to the acquisitions in the first and second quarters of 2005. Non-interest expense also included amortization of core deposit intangibles totaling $179,000, compared to $114,000 in the 2005 first quarter, a result of additional core deposit intangibles acquired as part of the ComBanc and Genoa Savings acquisition.

The GAAP efficiency ratio for the first quarter of 2006 was 63.30% compared to 71.04% for the first quarter of 2005. The core efficiency ratio, which eliminates acquisition related charges, for the first quarter of 2006 was 63.30% compared to 64.91% for the first quarter of 2005.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 32.42% for the quarter ended March 31, 2006 compared to 32.92% for the same period in 2005. The effective tax rate is lower than the Company’s statutory 35% rate because it has approximately $25.0 million invested in municipal securities, and $24.6 million of bank owned life insurance which are both exempt from federal tax.

As a result of the above factors, income for the quarter ended March 31, 2006 was $3.9 million compared to income of $2.9 million for the comparable period in 2005. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 2006 were $0.55 and $.54, respectively, compared to basic and diluted earnings per share of $0.43 and $0.41, respectively, for the quarter ended March 31, 2005. Basic and diluted core operating earnings per share for the 2005 first quarter were $0.52 and $0.50 respectively.

Back to Index

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $5.0 million of cash from operating activities during the first three months of 2006. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, FHLB stock dividends, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At March 31, 2006, First Defiance had $120.0 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $159.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $10.1 million of loans held-for-sale. Also as of March 31, 2006, the total amount of certificates of deposit that are scheduled to mature by March 31, 2007 is $454.4 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. As of March 31, 2006, all of these securities pass the FFIEC high-risk security test. The weighted average life of these securities does not exceed the test limits in an instantaneous rate increase scenario of 200 and 300 basis points. The company feels that at this time the return being realized is worth this risk. The total $19.9 million balance of these securities are not classified as high risk at March 31, 2006 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-

Back to Index

based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 2006.

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized

Regulatory capital	$124,734	$124,734	$138,192	$138,192
Minimum required regulatory capital	57,427	71,784	92,672	115,840
Excess regulatory capital	$67,307	$52,950	$45,520	$22,352

Regulatory capital as a percentage of assets (1)	8.7%	8.7%	11.9%	11.9%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	4.7%	3.7%	3.9%	1.9%

(1) Core capital is computed as a percentage of adjusted total assets of $1.44 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.16 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first quarter of 2006.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

As discussed in detail in the 2005 Annual Report on Form 10-K, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates

Back to Index

(which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 2006 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.        Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A.     Risk Factors

There were no material changes to the risk factors as presented in First Defiance Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2.        Changes in Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2006 - January 31, 2006	2,262	$27.24	480	416,298
Feb. 1, 2006 - Feb. 28, 2006	2,715	$27.24	2,715	413,583
March 1, 2006 - March 31, 2006	22,548	$26.21	13,193	400,390
Total for 2006 First Quarter	27,525	$26.39	16,388	400,390

(a) On July 18, 2003, the registrant announced that its Board of Directors had authorized management to repurchase up to 10% of the Registrant’s common stock through the open market or in any private transaction. The authorization, which is for 639,828 shares, does not have an expiration date.

Item 3.         Defaults upon Senior Securities

Not applicable.

Back to Index

Item 4.         Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 18, 2006, in Defiance, Ohio the shareholders elected three directors to three-year terms. The following are tabulations of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

I.	Nominees for Director with Three-year Terms Expiring in 2009:

NOMINEE	FOR	WITHHELD
Douglas A. Burgei	5,994,116	73,510
Dwain I. Metzger	5,812,580	255,046
Gerald W. Monnin	5,962,243	105,383
Samuel S. Strausbaugh	5,999,539	68,087

Item 5.        Other Information

Not applicable.

Item 6.        Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Back to Index

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: May 10, 2006	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: May 10, 2006	By:	/s/ John C. Wahl
John C. Wahl
Senior Vice President, Chief
Financial Officer and
Treasurer

Back to Index