Form 10-Q/A
period 2006-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2006-06-19
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐ NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 7,147,579 shares outstanding at May 8, 2006.

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006 is being filed solely to amend the cover page to include disclosure that the registrant is not a “shell company” as defined in Rule 12b-2 of the Exchange Act. The registrant has also included Exhibits 31.1, 31.2, 32.1 and 32.2, as required by the filing of this amendment. No revisions have been made to the financial statements or any other disclosure contained in the quarterly report on Form 10-Q as originally filed.

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

First Defiance Financial Corp.
(Registrant)

Date: June 19, 2006	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: June 19, 2006	By:	/s/ John C. Wahl
John C. Wahl
Senior Vice President, Chief
Financial Officer and
Treasurer

5