Form 10-Q
period 2006-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2006-08-09
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 7,135,269 shares outstanding at August 8, 2006.

FIRST DEFIANCE FINANCIAL CORP.

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	June 30, 2006	December 31, 2005
	(In Thousands)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$31,381	$44,060
Interest-bearing deposits	2,741	5,190
	34,122	49,256
Securities:
Available-for-sale, carried at fair value	117,647	113,079
Held-to-maturity, carried at amortized cost
(fair value $1,710 and $1,845 at June 30, 2006
and December 31, 2005, respectively)	1,661	1,775
	119,308	114,854
Loans held for sale	5,534	5,282
Loans receivable, net	1,217,691	1,164,481
Accrued interest receivable	6,485	6,207
Federal Home Loan Bank stock	18,047	17,544
Bank owned life insurance	24,827	24,346
Premises and equipment	33,900	32,429
Real estate and other assets held for sale	3,434	404
Goodwill	35,124	35,084
Core deposit and other intangibles	3,757	4,117
Mortgage servicing rights	5,294	5,063
Other assets	7,143	2,015
Total assets	$1,514,666	$1,461,082

See accompanying notes.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	June 30, 2006	December 31, 2005
	(In Thousands)
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,110,750	$1,069,501
Advances from the Federal Home Loan Bank	194,690	180,960
Short term borrowings and other interest-bearing liabilities	20,470	25,748
Subordinated debentures	20,619	20,619
Advance payments by borrowers	372	605
Deferred taxes	396	795
Other liabilities	13,057	11,638
Total liabilities	1,360,354	1,309,866

Stockholders’ equity:
Preferred stock, no par value per share:
5,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share:
20,000 shares authorized; 11,703 shares issued
and 7,117 and 7,086 shares outstanding, respectively	117	117
Additional paid-in capital	109,449	108,626
Stock acquired by ESOP	(734)	(1,053)
Accumulated other comprehensive loss, net of
tax of $(553) and $(13), respectively	(1,029)	(22)
Retained earnings	115,953	112,041
Treasury stock, at cost, 4,586 and 4,617 shares respectively	(69,444)	(68,493)
Total stockholders’ equity	154,312	151,216

Total liabilities and stockholders’ equity	$1,514,666	$1,461,082

See accompanying notes

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Income
(UNAUDITED)
(Amounts in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Interest Income
Loans	$21,217	$17,045	$41,264	$31,808
Investment securities:	1,414	1,286	2,757	2,724
Taxable	1,266	1,133	2,470	2,404
Non-taxable	148	153	287	320
Interest-bearing deposits	67	134	138	205
FHLB stock dividends	255	204	504	369
Total interest income	22,953	18,669	44,663	35,106
Interest Expense
Deposits	7,872	4,911	14,695	8,856
FHLB advances and other	2,374	1,791	4,521	3,591
Subordinated debentures	321	-	620	-
Notes payable	127	114	259	195
Total interest expense	10,694	6,816	20,095	12,642
Net interest income	12,259	11,853	24,568	22,464
Provision for loan losses	683	349	1,066	696
Net interest income after provision for loan losses	11,576	11,504	23,502	21,768
Non-interest Income
Service fees and other charges	2,365	1,388	4,077	2,511
Insurance commission income	1,002	1,050	2,662	2,263
Mortgage banking income	888	522	1,622	1,385
Gain on sale of non-mortgage loans	437	107	437	120
Gain on sale of securities	-	515	-	1,136
Trust income	78	61	157	139
Income from Bank Owned Life Insurance	243	180	480	357
Other non-interest income	114	57	207	231
Total non-interest income	5,127	3,880	9,642	8,142
Non-interest Expense
Compensation and benefits	5,934	6,006	12,040	11,518
Occupancy	1,287	1,198	2,515	2,227
Deposit insurance premiums	34	37	68	68
State franchise tax	337	290	664	574
Acquisition related charges	-	2,476	-	3,360
Data processing	943	778	1,857	1,591
Amortization of intangibles	180	214	359	328
Other non-interest expense	2,080	1,519	4,034	3,098
Total non-interest expense	10,795	12,518	21,537	22,764
Income before income taxes	5,908	2,866	11,607	7,146
Federal income taxes	1,955	838	3,803	2,247
Net Income	3,953	$2,028	7,804	$4,899

Earnings per share (Note 7)
Basic	$0.56	$0.29	$1.11	$0.72
Diluted	$0.55	$0.28	$1.09	$0.70
Dividends declared per share (Note 6)	$0.24	$0.22	$0.48	$0.44
Average shares outstanding (Note 7)
Basic	7,029	6,887	7,013	6,771
Diluted	7,162	7,134	7,168	7,031

See accompanying notes

Back to Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance at beginning of period	$154,045	$146,136	$151,216	$126,874
Comprehensive income:
Net income	3,953	2,028	7,804	4,899
Other comprehensive income (loss)	(456)	324	(1,007)	(1,121)
Total comprehensive income	3,497	2,352	6,797	3,778
ESOP shares released	327	328	1,002	999
Stock option expense	74	-	133	-
Amortization of deferred compensation of
Management Recognition Plan	-	-	-	1
Shares issued under stock option plans	495	609	1,710	1,091
Treasury shares repurchased	(2,446)	(370)	(3,172)	(952)
Shares issued to acquire ComBanc, Inc.	-	-	-	18,771
Common cash dividends declared (Note 6)	(1,680)	(1,505)	(3,374)	(3,012)

Balance at end of period	$154,312	$147,550	$154,312	$147,550

See Accompanying Notes

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(UNAUDITED)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities
Net cash provided by operating activities	$6,557	$3,230

Investing Activities
Proceeds from maturities of held-to-maturity securities	112	193
Proceeds from maturities of available-for-sale securities	6,139	18,088
Proceeds from sale of available-for-sale securities	-	21,561
Proceeds from sale of real estate and other assets held for sale	1,308	140
Proceeds from sale of property, plant and equipment	43	1,190
Net cash received for acquisition of ComBanc, Inc.	-	52,301
Net cash paid for acquisition of Genoa Savings and Loan Company	-	(604)
Purchases of available-for-sale securities	(12,328)	(13,779)
Purchases of Federal Home Loan Bank Stock	-	(373)
Purchases of office properties and equipment	(2,891)	(2,855)
Net increase in loans receivable	(58,935)	(58,644)
Net cash provided by/used in investing activities	(66,552)	17,218

Financing Activities
Net increase (decrease) in deposits	41,206	8,314
Repayment of Federal Home Loan Bank long-term advances	(1,750)	(1,227)
Net increase (decrease) in Federal Home Loan Bank
short-term advances	15,500	(6,500)
Decrease in securities sold under repurchase agreements	(5,278)	(539)
Purchase of common stock for treasury	(3,172)	(952)
Cash dividends paid	(3,355)	(2,812)
Proceeds from exercise of stock options	1,710	1,091
Net cash provided by (used in) financing activities	44,861	(2,625)
(Decrease) increase in cash and cash equivalents	(15,134)	17,823
Cash and cash equivalents at beginning of period	49,256	20,521
Cash and cash equivalents at end of period	$34,122	$38,344

Supplemental cash flow information:
Interest paid	$19,887	$12,292
Income taxes paid	$2,601	$2,158
Transfers from loans and other real estate owned and other
assets held for sale	$4,338	$353

First Defiance acquired all of the capital stock ComBanc Inc. and the Genoa Savings and Loan Company for $38.3 million and $11.2 million respectively in the first six months of 2005. In conjunction with the acquisitions, liabilities were assumed as follows:

	ComBanc	Genoa	Total
Fair value of assets acquired	$213,927	$88,077	$302,004
Purchase price	(38,339)	(11,212)	(49,551)
Liabilities assumed	$175,588	$76,865	$252,453

See accompanying notes.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

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

The accompanying consolidated condensed financial statements as of June 30, 2006 and for the three and six-month periods ending June 30, 2006 and 2005 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2005 Annual Report on Form 10-K for the year ended December 31, 2005. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal Bank and First Insurance. At June 30, 2006 goodwill totaled $35.1 million.

Income Taxes

The Company’s effective tax rate differs from the statutory 35% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes, partially offset by the excess of fair value over cost of allocated ESOP shares which is not deductible for Federal income taxes.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

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
(Unaudited at June 30, 2006 and 2005)

2. Basis of Presentation (continued)

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended June 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
	(dollars in thousands, except per share data)
Income before income taxes	$5,984	$(76)	$5,908
Income taxes	1,956	(1)	1,955
Net income	$4,028	(75)	$3,953

Basic earnings per share	$.57	$(.01)	$.56
Diluted earnings per share	$.56	$(.01)	$.55

Cash flow from operating activities	$1,533	$-	$1,533

	Six months ended June 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
	(dollars in thousands, except per share data)
Income before income taxes	$11,742	$(135)	$11,607
Income taxes	3,805	(2)	3,803
Net income	$7,937	(133)	$7,804

Basic earnings per share	$1.13	$(.02)	$1.11
Diluted earnings per share	$1.11	$(.02)	$1.09

Cash flow from operating activities	$6,536	$-	$6,536

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

2. Basis of Presentation (continued)

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R) for the three month period ended June 30, 2005.

	Three months ended June 30, 2005
	As Reported	Pro Forma Adjustments	Pro Forma as if under SFAS 123(R)
	(dollars in thousands, except per share data)
Income before income taxes	$2,866	$(72)	$2,794
Income taxes	838	(1)	837
Net income	$2,028	(71)	$1,957

Basic earnings per share	$.29	$(.01)	$.28
Diluted earnings per share	$.28	$(.01)	$.27

Cash flow from operating activities	$387	$-	$387

	Six months ended June 30, 2005
	As Reported	Pro Forma Adjustments	Pro Forma as if under SFAS 123(R)
	(dollars in thousands, except per share data)
Income before income taxes	$7,146	$(128)	$7,018
Income taxes	2,247	(1)	2,246
Net income	$4,899	(127)	$4,772

Basic earnings per share	$.72	$(.02)	$.70
Diluted earnings per share	$.70	$(.02)	$.68

Cash flow from operating activities	$3,230	$-	$3,230

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

2. Basis of Presentation (continued)

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

3. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. A total of 1,467,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of June 30, 2006, 457,827 options (448,112 for employees and 9,715 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Six months ended June, 2006 Total options outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, beginning of period	569,099	$16.00	$4.05
Forfeited or cancelled	(9,300)	22.51	5.12
Exercised	(149,222)	11.46	3.49
Granted	47,250	26.47	5.98
Options outstanding, end of period	457,827	$18.43	$4.38
Options exercisable, end of period	283,875	$15.39	$3.76

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

3. Stock Compensation Plans (continued)

The aggregate intrinsic value of all options outstanding at June 30, 2006 was $3.67 million. The aggregate intrinsic value of all options that were exercisable at June 30, 2006 was $3.12 million.

	Six months ended June 30, 2006 Total unvested options
	Shares	Weighted Average Fair Value
Unvested options, beginning of period	164,853	$5.26
Vested	(29,951)	4.73
Granted	47,250	5.98
Forfeited	(8,200)	5.26
Unvested options, end of period	173,952	$5.39

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Six months ended June 30,
	2006	2005
Proceeds of options exercised	$1,710	$1,091
Related tax benefit recognized	192	164
Intrinsic value of options exercised	2,276	1,449

Options outstanding at June 30, 2006 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$8.25 - $12.99	63,323	1.3	63,323	$10.85
$13.00 - $17.99	190,351	3.9	158,951	14.19
$18.00 - $22.99	49,450	6.7	29,950	19.41
$23.00 - $27.99	154,703	8.8	31,651	26.44
Outstanding at period end	457,827	5.5	283,875	$15.39

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

3. Stock Compensation Plans (continued)

The fair value for stock options granted during the six month periods ended June 30, 2006 and 2005 was determined at the date of grant using a Black-Scholes option-pricing model and the following assumptions:

	Six Months Ended June 30,
	2006	2005
Expected average risk-free interest rate	5.18%	4.44%
Expected average life (in years)	6.50	10.00
Expected volatility	22.40%	22.30%
Expected dividend yield	3.63%	3.15%

The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.

The compensation cost yet to be recognized for stock-based options that have been awarded but not vested is as follows (in thousands):

Remainder of 2006	$143
2007	236
2008	201
2009	139
2010	77
2011	22
Total	$818

4. Acquisitions

On April 8, 2005, First Defiance acquired The Genoa Savings and Loan Company, (“Genoa”), a savings and loan headquartered in Genoa, Ohio for a total purchase price of $11.2 million including direct acquisition costs of $220,000. Genoa shareholders received cash of $11.0 million in the all-cash transaction.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

4. Acquisitions (continued)

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

5. Acquisition Related Charges

During the six months ended June 30, 2005, First Defiance recognized $3,360,000 of acquisition related charges, of which $975,000 related to the ComBanc acquisition and $2,385,000 related to the Genoa acquisitions. Of the $975,000, $471,000 related to severance payments and retention bonuses provided to ComBanc employees and $385,000 related to termination of certain ComBanc contracts. Of the $2,385,000, approximately $313,000 of the acquisition charges related to severance payments and retention bonuses provided to Genoa employees and $1.8 million related to termination of certain Genoa contracts. Substantially all severance costs were paid out by January 2006.

6. Dividends on Common Stock

As of June 30, 2006, First Defiance had declared a quarterly cash dividend of $.24 per share for the second quarter of 2006, payable July 28, 2006.

7. Earnings Per Share

Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2006 and 2005. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

7. Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share - Net income	$3,953	$2,028	$7,804	$4,899
Denominator:
Denominator for basic earnings per share - weighted average shares	7,029	6,887	7,013	6,771
Effect of dilutive securities:
Employee stock options	133	246	155	259
Unvested management recognition plan stock	-	1	-	1
Dilutive potential common shares	133	247	155	260
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	7,162	7,134	7,168	7,031
Basic earnings per share from net income	$0.56	$0.29	$1.11	$0.72
Diluted earnings per share from net income	$0.55	$0.28	$1.09	$0.70

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

8. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$44,071	$27	$(502)	$43,596
Mortgage-backed securities	20,295	2	(692)	19,605
REMICs	465	-	(2)	463
Collateralized mortgage obligations	21,725	8	(596)	21,137
Trust preferred stock	8,217	66	(10)	8,273
Obligations of state and political subdivisions	24,458	213	(98)	24,573
Totals	$119,231	$316	$(1,900)	$117,647

Held-to-Maturity Securities:
FHLMC certificates	$299	$7	$-	$306
FNMA certificates	696	2	(4)	694
GNMA certificates	221	-	(1)	220
Obligations of state and political subdivisions	445	45	-	490
Totals	$1,661	$54	$(5)	$1,710

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

8. Investment Securities (continued)

The following table summarizes First Defiance’s securities that were in an unrealized loss position at June 30, 2006:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At June 30, 2006
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$11,520	$(152)	$19,005	$(350)	$30,525	$(502)
Mortgage-backed securities	10,398	(250)	9,025	(442)	19,423	(692)
Collateralized mortgage obligations	8,978	(199)	10,658	(399)	19,636	(598)
Trust preferred stock	990	(10)	-	-	990	(10)
Obligations of state and political subdivisions	7,505	(97)	19	(1)	7,524	(98)

Held to maturity securities:
Mortgage-backed securities	260	(1)	237	(4)	497	(5)
Total temporarily impaired securities	$39,651	$(709)	$38,944	$(1,196)	$78,595	$(1,905)

First Defiance does not believe the unrealized losses on securities as of June 30, 2006 represent other-than-temporary impairment. The unrealized losses are primarily the result of the changes in interest rates and will not prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

8. Investment Securities (continued)

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

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

9. Loans

Loans receivable consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Real Estate:
One-to-four family residential	$270,493	$275,497
Construction	19,912	21,173
Non-residential and multi-family	549,345	551,983
	839,750	848,653
Other Loans:
Commercial	236,845	171,289
Consumer finance	49,593	55,297
Home equity and improvement	116,250	113,000
	402,688	339,586
Total real estate and other loans	1,242,438	1,188,239
Deduct:
Loans in process	9,111	8,782
Net deferred loan origination fees and costs	1,397	1,303
Allowance for loan loss	14,239	13,673
Totals	$1,217,691	$1,164,481

Changes in the allowance for loan losses were as follows (in $000s):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$13,848	$12,749	$13,673	$9,956
Provision for loan losses	683	349	1,066	696
Reserve from Acquisitions	-	865	-	3,403
Reclassification between allowance for loan loss and purchase loan discount on prior quarter acquisition	-	(376)	-	(376)
Charge-offs:
One-to-four family residential real estate	23	-	211	-
Non-residential and multi-family real estate	173	-	230	67
Commercial	13	104	30	149
Home equity and improvement	21	-	53	-
Consumer finance	135	100	230	157
Total charge-offs	365	204	754	373
Recoveries	73	77	254	154
Net charge-offs	292	127	500	219
Ending allowance	$14,239	$13,460	$14,239	$13,460

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

9. Loans (continued)

The following table presents the aggregate amounts of non-performing assets, comprised of non-accrual loans and real estate owned on the dates indicated:
	June 30, 2006	December 31, 2005
	(in thousands)
Non-accrual loans	$5,504	$4,952
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	5,504	$4,952
Real estate owned (REO)	3,434	404
Total non-performing assets	$8,938	$5,356

Effective June 30, 2006, First Defiance sold its credit card portfolio to another bank. The portfolio had a balance at the sale date of $2.1 million. First Defiance realized a gain on the sale of the portfolio of $400,000, which is included in gain on sale of non-mortgage loans on the Consolidated Condensed Statement of Income.

10. Deposits

A summary of deposit balances is as follows (in thousands):

	June 30, 2006	December 31, 2005
Non-interest-bearing checking accounts	$95,468	$103,498
Interest-bearing checking accounts	98,663	102,144
Savings accounts	76,603	82,766
Money market demand accounts	208,414	174,414
Certificates of deposit	631,602	606,679
	$1,110,750	$1,069,501

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

11. Borrowings

First Defiance’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to an unconsolidated subsidiary trust are comprised of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
FHLB Advance:
Callable fixed maturity advances	$75,000	$111,000
Callable fixed maturity strike rate advances	27,000	27,000
Other fixed rate long-term advances	13,690	14,181
Three month LIBOR based advances	35,000	−
Short-term and overnight advances	44,000	28,779
Total	$194,690	$180,960
Junior subordinated debentures owed to unconsolidated
subsidiary trust, due October 2035, 6.71% at June 30, 2006 and 5.87% at December 31, 2005 (variable)	$20,619	$20,619

The callable fixed rate FHLB advances are callable at the option of the FHLB on specified dates in 2006. Advances totaling $36,000 were called by the FHLB during 2006. Of those advances, $35,000 were converted to three-month LIBOR based advances.

The strike-rate advances are also callable in 2006, but only if three month LIBOR rates exceed the strike rate in the advance contract which ranges from 7.5% to 8.0%.

In September 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (the Trust Affiliate) that issued $20 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $20.6 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to the Trust Affiliate. The Company formed the Trust Affiliate for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by the Trust Affiliate are the sole assets of that trust. Distributions on the Trust Preferred Securities issued by the Trust Affiliate are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 6.71% as of June 30, 2006.

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
(Unaudited at June 30, 2006 and 2005)

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

	June 30, 2006	December 31, 2005
	(In Thousands)
Loan commitments	$242,932	$275,982
Standby Letters of Credit	8,227	8,785
Total	$251,159	$284,767

The remaining weighted average life for outstanding standby letters of credit was less than one year at June 30, 2006. The Company had $3.9 million of standby letters of credit with a life longer than one year.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2006 and 2005)

13. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 14 in the financial statements included in First Defiance’s 2005 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2005	2004
	(In Thousands)
Service cost-benefits attributable to service during the period	$10	$14	$20	$26
Interest cost on accumulated postretirement benefit obligation	27	24	54	48
Net amortization and deferral	8	6	16	12
Net periodic postretirement benefit cost	$45	$44	$90	$86

Prescription drug coverage was added to Medicare under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Company has elected to opt for the Federal subsidy approach in lieu of coverage under Medicare Part D.

Back to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance Financial Corp. (“First Defiance” of “the Company”) is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 26 full service branches. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s office in Defiance, Ohio while investment and annuity products are sold through registered investment representatives located at five First Federal banking center locations.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $1.7 million at June 30, 2006. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $117.6 million at June 30, 2006. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($43.6 million), certain municipal obligations ($24.6 million), CMOs and REMICs ($21.6 million), mortgage backed securities ($19.6 million) and preferred stock and other equity investments ($8.3 million).

In accordance with FAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax, and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $1.6 million at June 30, 2006, or $1.0 million after considering the related deferred tax asset.

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

Back to Index

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

Changes in Financial Condition
At June 30, 2006, First Defiance's total assets, deposits and stockholders' equity amounted to $1.51 billion, $1.11 billion and $154.3 million, respectively, compared to $1.46 billion, $1.07 billion and $151.2 million, respectively, at December 31, 2005.

Net loans receivable (excluding loans held for sale) increased $53.2 million to $1.22 billion at June 30, 2006 from $1.16 billion at December 31, 2005. The increase in loans receivable occurred primarily in the commercial loan portfolios, which increased by $65.6 million between December 31, 2005 and June 30, 2006. During that same period, one-to-four family real estate loans declined by approximately $5.0 million. Certain loans which have non-residential real estate collateral as an abundance of caution were reclassified as commercial and industrial loans during the 2006 first quarter. Prior period balances have not been restated.

The investment securities portfolio increased to $119.3 million at June 30, 2006 from $114.9 million at December 31, 2005. The increase is the result of investing balances that were included in cash and amounts due from depository institutions at December 31, 2005. The amount of cash and due from depository institutions dropped from $44.1 million to $31.4 million between December 31, 2005 and June 30, 2006. At June 30, 2006 there were approximately $2.7 million of interest-bearing deposits held at other financial institutions.

Deposits increased from $1.07 billion at December 31, 2005 to $1.11 billion as of June 30, 2006. Of the $41.2 million increase, interest-bearing demand deposits and money market accounts increased $30.5 million to $307.1 million, retail time deposits increased $5.8 million to $575.5 million and national time deposits increased $19.1 million to $56.1 million, while non-interest-bearing demand deposits decreased $8.0 million to $95.5 million and savings deposits decreased $6.2 million to $76.6 million. The increase in interest-bearing demand deposits and money market accounts from the beginning of the year is the result of increased promotional efforts and an increase in interest rates, especially the rates on the money market accounts. National time deposits increased as First Defiance continues to use such deposits as a source of liquidity.

Additionally, FHLB advances increased $13.7 million to $194.7 million at June 30, 2006 from $181.0 million at December 31, 2005. Of this increase, First Defiance’s overnight borrowings increased $15.2 million and $35.0 million of callable advances were called by the FHLB and converted to three-month LIBOR based advances. In total, long-term advances decreased $36.5 million as a result of the conversion of callable advances and contractual amortization during the period.

Back to Index

Stockholders’ equity increased from $151.2 million at December 31, 2005 to $154.3 million at June 30, 2006. The increase is a result of net income of $7.8 million, the release of ESOP shares totaling $1.0 million and the exercise of stock options by First Defiance employees totaling $1.7 million. Those increases were partially offset by $3.4 million of cash dividends declared, $3.2 million from the repurchase of shares for treasury and a decrease in unrealized gains on available for sale securities (net of tax) of $1.0 million.

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

	Three Months Ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,209,263	$21,223	7.04%	$1,091,178	$17,053	6.27%
Securities	114,895	1,562	5.36	121,792	1,439	4.80
Interest-earning deposits	4,677	67	5.75	17,314	134	3.10
FHLB stock and other	17,795	255	5.75	16,195	204	5.05
Total interest-earning assets	1,346,630	23,107	6.87	1,246,479	18,830	6.07
Non-interest-earning assets	147,905			135,650
Total assets	$1,494,535			$1,382,129

Interest-bearing liabilities:
Deposits	$995,848	$7,872	3.17%	$957,094	$4,911	2.06%
FHLB advances and other	196,280	2,374	4.85	156,528	1,791	4.59
Notes payable	18,114	127	2.81	18,861	114	2.42
Subordinated debentures	20,619	321	6.24	-	-	0.00
Total interest-bearing liabilities	1,230,861	10,694	3.48	1,132,483	6,816	2.41
Non-interest bearing deposits	94,483	-		91,867	-
Total including non-interest bearing
demand deposits	1,325,344	10,694	3.24	1,224,350	6,816	2.23
Other non-interest-bearing liabilities	14,931			10,579
Total liabilities	1,340,275			1,234,929
Stockholders' equity	154,260			147,200
Total liabilities and stock-
holders' equity	$1,494,535			$1,382,129
Net interest income; interest
rate spread		$12,413	3.39%		$12,014	3.66%
Net interest margin (3)			3.69%			3.87%
Average interest-earning assets
to average interest-bearing
liabilities			109%			110%
______________
(1)   Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)   Annualized
(3)   Net interest margin is net interest income divided by average interest-earning assets.

Back to Index

	Six Months Ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,193,485	$41,276	6.97%	$1,036,652	$31,819	6.19%
Securities	114,509	3,044	5.33	129,221	3,044	4.83
Interest-earning deposits	5,699	138	4.88	13,627	205	3.03
FHLB stock and other	17,671	504	5.75	15,513	369	4.80
Total interest-earning assets	1,331,364	44,962	6.81	1,195,013	35,437	5.98
Non-interest-earning assets	145,482			113,892
Total assets	$1,476,846			$1,308,905

Interest-bearing liabilities:
Deposits	$984,749	$14,695	3.01%	$901,961	$8,856	1.98%
FHLB advances and other	191,111	4,521	4.77	158,671	3,591	4.56
Notes payable	18,961	259	2.75	16,748	195	2.35
Subordinated debentures	20,619	620	6.06	-	-	0.00
Total interest-bearing liabilities	1,215,440	20,095	3.34	1,077,380	12,642	2.37
Non-interest bearing deposits	93,255	-	-	83,117	-	-
Total including non-interest bearing
demand deposits	1,308,695	20,095	3.10	1,160,497	12,642	2.20
Other non-interest-bearing liabilities	14,720			8,139
Total liabilities	1,323,415			1,168,636
Stockholders' equity	153,431			140,269
Total liabilities and stock-
holders' equity	$1,476,846			$1,308,905
Net interest income; interest
rate spread		$24,867	3.47%		$22,795	3.61%
Net interest margin (3)			3.76%			3.85%
Average interest-earning assets
to average interest-bearing
liabilities			110%		111%
_______________________________
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

Back to Index

Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

On a consolidated basis, First Defiance had net income of $4.0 million or $.55 per diluted share for the three months ended June 30, 2006 compared to $2.0 million or $0.28 per diluted share in 2005.

Net Interest Income.   Net interest income for the quarter ended June 30, 2006 was $12.3 million compared to $11.9 million, an increase of 3.4%. The increase is due to primarily to the 10.8% increase in the average balance of loans outstanding between the two quarters. However the impact of that growth was partially offset by an 18 basis point decline in the net interest margin between the second quarter of 2005 and the second quarter of 2006.

Interest income, including FHLB stock dividends increased to $23.0 million for the 2006 second quarter compared to $18.7 million in the 2005 second quarter. The growth was entirely attributable to the loan portfolio, where the average balance increased to $1.21 billion in the 2006 second quarter from $1.09 billion in the second three month period of 2005. Average loan yields increased to 7.04% from 6.27%. Interest income gains were offset by increases in interest expense, which grew to $10.7 million from $6.8 million. The average balance of interest-bearing deposits increased to $995.8 million for the 2006 second quarter from $957.1 million in the year earlier period. During those same time periods, the average balance of FHLB advances increased by $39.8 million to $196.3 million from $156.5 million in the second quarter of 2005. The average cost of those deposits increased to 3.17% from 2.06% while the average cost of FHLB advances increased from 4.59% to 4.85%. Also, First Defiance issued $20 million in trust preferred subordinated debentures in the 2005 fourth quarter at a cost of 90-day LIBOR plus 1.38%. The cost of the subordinated debentures was 6.24% in the 2006 second quarter.

Net interest margin for the quarter ended June 30, 2006 was 3.69%, an 18 basis point decline from the 2005 second quarter margin of 3.87%. First Defiance's average yield on interest earning assets increased to 6.87% for the 2006 second quarter, up from 6.07% for the same period of 2005, an increase of 80 basis points. However, during that same period, the cost of interest-bearing liabilities increased to 3.48% for the 2006 quarterly period, up from 2.41% in 2005, an increase of 107 basis points. As a result, the Company's interest rate spread has compressed to 3.39% in the 2006 second quarter compared to 3.66% in the 2005 quarterly period. Also, the net interest margin declined from 3.84% in the 2006 first quarter, due primarily to funding costs increasing by more than asset yields during those periods.

Provision for Loan Losses. The provision for loan losses was $683,000 in the second quarter of 2006 compared to $349,000 for the second quarter of 2005. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to First Defiance's market area; and other factors related to the collectibility of First Defiance's loan portfolio. Management believes the balance of the allowance for loan losses is appropriate.

Back to Index

Non-performing assets increased to $8.9 million at June 30, 2006 from $7.6 million at March 31, 2006 and from $5.4 million at December 31, 2005. The increase in the 2006 second quarter was primarily attributable to one large credit falling more than 90 days past due at June 30, 2006. That particular credit is secured by real estate but a dispute between the partners who control the property has thus far prevented First Federal from taking a deed in lieu of foreclosure. Foreclosure proceedings have been started in this matter and management does not believe their losses will be greater than the specific reserve allocated to that credit. The second quarter issue follows a first quarter increase in non-performing assets which resulted from the taking of deeds in lieu of foreclosure from a large commercial real estate credit, which increased real estate owned from $404,000 at the end of 2005 to $3.7 million at March 31, 2006. Several of those properties have been sold as of June 30, 2006 and the REO balance has declined to $3.4 million at the end of the second quarter. Management continues to negotiate with interested buyers for the remaining properties in REO and does not anticipate any further loss on any of those assets. However they anticipate that it will take several quarters to resolve the existing issues related to non-performing assets. Non-performing assets and asset quality ratios for First Defiance were as follows (in $000’s) at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in thousands)
Non-accrual loans	$5,504	$4,952
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	5,504	$4,952
Real estate owned (REO)	3,434	404
Total non-performing assets	$8,938	$5,356

Allowance for loans losses as a percentage of total loans	1.16%	1.16%
Allowance for loan losses as a percentage of non-performing assets	159.31%	255.28%
Allowance for loan losses as a percentage of non-performing loans	258.70%	276.11%
Total non-performing assets as a percentage of total assets	0.59%	0.37%
Total non-performing loans as a percentage of total loans	0.45%	0.42%

Of the $5.5 million in non-accrual loans, $900,000 were 1-4 family residential loans, $4.1 million were commercial loans or commercial real estate loans and $500,000 were home equity or consumer loans. The allowance for loan losses at June 30, 2006 was $14.2 million compared to $13.8 million at March 31, 2006, $13.7 million at December 31, 2005 and $13.5 million at June 30, 2005. For the quarter ended June 30, 2006, First Defiance charged off $365,000 of loans against its allowance and realized recoveries of $73,000 from loans previously charged off. During the same quarter in 2005, First Defiance charged off $204,000 in loans and realized recoveries of $77,000.

Back to Index

Non-Interest Income. Total non-interest income increased to $5.1 million in the 2006 second quarter, compared with $3.9 million in the same period in 2005. The 2006 amount includes a $400,000 gain realized from the June 30, 2006 sale of First Defiance’s $2.1 million credit card portfolio. The 2005 amount included gains from sale of investment securities of $515,000 and there were no securities gains in the 2006 second quarter. Excluding the gain from the sale of the credit card portfolio and the securities gains, non-interest income increased by $1.36 million, or 40.5%. The increase in non-interest income occurred in primarily two areas: deposit fees and mortgage banking income.

Gain on Sale of Securities. There were no securities sold in the second quarter 2006 compared to $515,000 recognized in the second quarter of 2005.

Service Fees. Service fees and other charges increased by $977,000 or 70.4% in the 2006 second quarter compared to the same period in 2005. The increase was primarily related to the first quarter 2006 implementation of an overdraft privilege product. Fees generated by checking accounts increased by $794,000 in the 2006 second quarter compared to the second quarter of 2005. The balance of the increase in service fees relates to an increase in the number of accounts in the 2006 quarter compared to 2005. Management believes that the level of fees resulting from the implementation of the overdraft product in the 2006 second quarter is an accurate reflection of the level of income that will be realized each quarter.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 70.1% to $888,000 for the second quarter of 2006 from $522,000 for the same period of 2005. Gains realized from the sale of mortgage loans increased $151,000 to $632,000 for the three months ended June 30, 2006 from $481,000 during the 2005 second quarter. Mortgage loan servicing revenue increased $19,000 from the second quarter of 2005 as compared to the second quarter of 2006, while the mortgage servicing rights valuation adjustment was a favorable $31,000 in the 2006 second quarter compared to $95,000 of expense in the 2005 second quarter. Also the amortization of mortgage servicing rights declined in the 2006 second quarter by $70,000 when compared to the second quarter of 2005.

Insurance and Investment Sales Commission. Insurance commission income decreased slightly, to $1.00 million in the 2006 second quarter, from $1.05 million during the second quarter of 2005. Income from the sale of group health and life insurance was up slightly in the 2006 second quarter while income from property and casualty insurance sales and investment sales were both slightly lower in the 2006 second quarter than they were in the second quarter of 2005.

Other Non-Interest Income. Other sources of non-interest income include gains from the sale of non-mortgage loans, trust income, earnings from bank-owned life insurance and other. Non-mortgage loan gains were $437,000 for the 2006 second quarter including the gain from the sale of the credit card portfolio compared to $107,000 of non-mortgage gains in the second quarter of 2005. These gains typically result from the sale of agricultural or small business loans originated under certain federal programs. Trust income increased to $78,000 for the 2006 second quarter from $61,000 in the 2005 second quarter. Income from BOLI increased by $63,000 in the 2006 second quarter, the result of a $5 million purchase of additional insurance in the fourth quarter of 2005.

Back to Index

Non-Interest Expense. Non-interest expense declined to $10.8 million for the 2006 second quarter compared to $12.5 million for the same period in 2005. The 2005 amount included $2.5 million of acquisition-related charges. Excluding those items, non-interest expense increased by $753,000.

Occupancy, Ohio franchise tax and data processing costs all increased in the second quarter of 2006 compared to the same period in 2005 as a result of the growth over the last 12 months. Also, as a result of the Company's expansion and business strategy, advertising and promotional expenses increased from $277,000 to $357,000 between the 2005 and 2006 second quarters. Also, the Company incurred fees to its vendor for the overdraft privilege product totaling $144,000 in the 2006 second quarter while attorney fees, postage costs, collection expense and audit and exam services all also increased significantly in the 2006 second quarter compared to the same period in 2005.

Acquisition Related Charges. Second quarter 2005 results included $2.5 million of non-recurring costs associated with the Genoa and ComBanc acquisitions. There were no acquisition related charges recorded in the 2006 second quarter.

Compensation and Benefits. Compensation and benefits declined slightly to $5.9 million for the quarter ended June 30, 2006 from $6.0 million for the same period in 2005. The decrease was due primarily to a reduction in expense associated with First Defiance’s self-funded health insurance program, the result of program changes and favorable recent experience relative to amounts that were historically accrued. Total compensation expense recorded in the 2006 second quarter included $76,000 related to the expensing of employee stock options. Such expense resulted from the January 1, 2006 adoption of FASB Statement 123R.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, deposit insurance premiums, and amortization of intangibles) increased by $825,000 to $4.9 million for the quarter ended June 30, 2006 from $4.0 million for the same period in 2005.

Occupancy costs increased by $89,000 and data processing costs increased by $165,000 between the second quarter of 2005 and the second quarter of 2006. Both costs increased primarily due to the acquisitions in the first and second quarters of 2005 as well as organic growth since the acquisitions. Non-interest expense also included $144,000 of expense related to the overdraft privilege product, a $93,000 increase in postage costs due to several direct mail campaigns and customer notification programs, an $80,000 increase in advertising expense and a $62,000 increase in audit and examination fees.

The GAAP efficiency ratio for the second quarter of 2006 was 61.55% compared to 81.40% for the second quarter of 2005. The core efficiency ratio, which eliminates acquisition related charges, for the second quarter of 2005 was 65.30%.

Back to Index

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 33.09% for the quarter ended June 30, 2006 compared to 29.24% for the same period in 2005. The effective tax rate is lower than the Company’s statutory 35% rate because it has approximately $25.0 million invested in municipal securities, and $24.8 million of bank owned life insurance which are both exempt from federal tax. Those book-tax differences are partially offset by the excess of fair value over cost of allocated ESOP shares which is not deductible for Federal income taxes.

As a result of the above factors, income for the quarter ended June 30, 2006 was $4.0 million compared to income of $2.0 million for the comparable period in 2005. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 2006 were $0.56 and $.55, respectively, compared to basic and diluted earnings per share of $0.29 and $0.28, respectively, for the quarter ended June 30, 2005.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

On a consolidated basis, First Defiance had net income of $7.8 million or $1.09 per diluted share for the six months ended June 30, 2006 compared to $4.9 million or $0.70 per diluted share for the six months ended June 30, 2005. The 2005 period included $3.4 million of acquisition related charges. Excluding the after tax impact of those charges results in core earnings for the first six months of 2005 of $7.1 million, or $1.01 per diluted share.

Net Interest Income. Net interest income for the six months ended June 30, 2006 was $24.6 million compared to $22.5 million for the six months ended June 30, 2005. Net interest margin on a tax-equivalent basis was 3.76% for the first half of 2006, a nine basis point reduction from 2005’s 3.85% first half margin. The margin decline was due to funding costs increasing at a faster pace than asset yields during the first half of the year.

Interest income increased by $9.6 million to $44.7 million for the six months ended June 30, 2006 from $35.1 million for the six months ended June 30, 2005. Interest on loans increased $9.5 million while other sources of interest income were flat between 2005 and 2006. The increase in interest from loans was due both to a $156.8 million increase in the average balance of loans outstanding between the two periods and a 78 basis point increase on the average yield on loans (from 6.19% for the first half of 2005 compared to 6.97% for the same period in 2006). The yield on total interest earning assets for the first half of 2006 was 6.81% on a tax-equivalent basis compared to 5.98% for the first half of 2005.

The compression in the net interest margin from the first half of 2005 to the first half of 2006 resulted from a substantial increase in First Defiance’s funding costs. Total interest expense was $20.1 million for the first half of 2006 compared to $12.6 million for the same period in 2005. The average balance of interest-bearing deposits increased by $82.8 million between the first half of 2005 and 2006 and the average cost of those deposits rose from 1.98% to 3.01%. Also, FHLB advance balances increased by $32.4 million and the cost of advances rose by 21 basis points. Also, First Defiance issued $20 million of subordinated debentures during the fourth quarter of 2005. The average cost of those debentures for the first half of 2006 was 6.06%.

Back to Index

Provision for Loan Losses. The provision for loan losses was $1.1 million in the first half of 2006 compared to $696,000 for the first half of 2005. The increase in the provision is primarily due to the deterioration of one credit in the second quarter of 2006 which required a specific allowance of $400,000. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management. Management believes the allowance for loan losses are adequate and consistent with recent loss experience.

Non-Interest Income. Non-interest income increased to $9.6 million for the first half of 2006 from $8.1 million recognized in the first six months of 2005. If gains from the sale of First Defiance’s credit card portfolio of $400,000 in 2006 and gains from security sales of $1.1 million in 2005 are excluded, non-interest income increased by $2.2 million or 31.9%. The increase is primarily in service fees and other charges, which have increased by $1.6 million, mortgage banking income, which increased by
$237,000, insurance and investment sales commissions, which increased by $399,000 and BOLI income, which is up by $123,000.

Service Fees and Other Charges. The increase in services fees is the result of the early March 2006 implementation of an overdraft privilege product for First Defiance’s checking account customers. Fees generated by checking accounts have increased by $1.2 million in the first half of 2006 compared to 2005. The balance of increased service fees is primarily related to increases in debit card interchange revenue.

Mortgage Banking Income. Gains from the sale of mortgage loans increased by $142,000, a result of a higher level of mortgage originations in 2006 compared to 2005. Fees from servicing mortgage loans continues to increase, reaching $760,000 for the first half of 2006, up from $677,000 in 2005. Mortgage banking income also includes $300,000 of mortgage servicing rights amortization expense in 2006, down from $396,000 in the first half of 2005. Also, both the first halves of 2006 and 2005 included recovery of previously recorded mortgage servicing rights impairment. Those amounts were $42,000 and $126,000 in the first half of 2006 and 2005 respectively.

Insurance and Investment Sales Commission. Sales commission income increased to $2.7 million for the first half of 2006 compared to $2.3 million in the first half of 2005. The difference is primarily due to contingent commissions earned by the First Insurance and Investments entity in the first quarter. Those payments, which result from underwriting profitable business for insurance companies, totaled $539,000 in 2006 compared to $356,000 in 2005.

Bank Owned Life Insurance. Income from BOLI increased to $480,000 for the first half of 2006 from $357,000 in the first half of 2005, the result of a fourth quarter 2005 purchase of an additional $5 million of BOLI.

Other Non-Interest Income. Other non-interest income, including gains from the sale of non-mortgage loans, trust income and other income increased to $801,000 in the first half of 2006 from $490,000 in the first half of 2005. If you exclude the $400,000 gain from the sale of the credit card portfolio, these sources of other income declined by approximately $90,000. The 2005 amount included a gain in excess of $100,000 from the sale of a former branch building.

Back to Index

Non-Interest Expense. Non-interest expense for the 2006 first six months were $21.5 million compared to $22.8 million for the first six months of 2005. The 2005 total includes $3.4 million related to the ComBanc and Genoa acquisitions. If you exclude those acquisition related charges, which were primarily costs to terminate data processing contracts and severance agreements, non-interest expense for the first half of 2005 were $19.4 million. The 2006 level of expense represents an 11.0% increase over 2005 levels excluding acquisition charges. Significant individual components of the increase between the two periods are as follows:

Compensation and Benefits. Compensation and benefits costs increased to $12.0 million for the first half of 2006 compared to $11.5 million for the same period in 2005, an increase of $522,000 or 4.5%. Salary increases of approximately 3.5% were granted to employees between 2005 and 2006 and the balance of that increase results from several additional staff positions, as well as a full six months of compensation and benefits costs associated with the Genoa acquisition compared to just one quarter in2005. Benefits costs have generally been flat between 2005 and 2006. Compensation costs also includes $133,000 related to the expensing of employee stock options, which is a new item in 2006.

Occupancy. Occupancy expense increased to $2.5 million for the six months ended June 30, 2006 compared to $2.2 million for the first six months of 2005. The increase is primarily due to incurring a full six months of costs associated with the Genoa acquisition versus just three months of expense in 2005.

Data Processing. Data processing increased to $1.9 million for the first six months of 2006 compared to $1.6 million in the first half of 2005. The increase is due both to a full period of expense related to the acquired Genoa operations compared to just three months of such expense in 2005. Also, the number of accounts has increased substantially between 2005 and 2006, resulting in a higher level of charges from the Company’s third-party data processing provider.

Other Non-Interest Expenses. Other non-interest expenses (including deposit insurance premiums, state franchise tax, amortization of intangibles and other) increased to $5.1 million for the first half of 2006 from $4.1 million in the first half of 2005. The increase is due to the acquisitions, significant year-over-year organic growth and increased marketing efforts. First Defiance’s efficiency ratio for the first half of 2006 was 62.41% compared to a core efficiency ratio (excluding the acquisition related charges) of 65.11% for the first half of 2005.

The effective income tax rate utilized for the six months ended June 30, 2006 was 32.8% compared to 31.4% for the first six months of 2005. The increase in the effective tax rate between the two periods is primarily the result of tax exempt income (primarily earnings on municipal securities and BOLI) is a lower percentage of total income in 2006 than it was in 2005.

As a result of the above factors, income for the six months ended June 30, 2006 was $7.8 million compared to $4.9 million for the comparable period of 2005. On a per share basis, basic and diluted earnings per share for the six months ended June 30, 2006 were $1.11 and $1.09 respectively, compared to basic and diluted earnings per share of $0.72 and $0.70 respectively in the first six months of 2005.

Back to Index

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $6.5 million of cash from operating activities during the first six months of 2006. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, FHLB stock dividends, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At June 30, 2006, First Defiance had $106.5 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $144.6 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $13.8 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by June 30, 2007 is $522.0 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Defiance also invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include REMIC and CMO investments. As of June 30, 2006, all of these securities pass the FFIEC high-risk security test. The weighted average life of these securities does not exceed the test limits in an instantaneous rate increase scenario of 200 and 300 basis points. The company feels that at this time the return being realized is worth this risk. The total $21.6 million balance of these securities are not classified as high risk at June 30, 2006 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2006.

Back to Index

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized

Regulatory capital	$129,537	$129,537	$143,308	$143,308
Minimum required regulatory capital	58,916	73,645	95,276	119,095
Excess regulatory capital	$70,621	$55,892	$48,032	$24,213

Regulatory capital as a percentage of assets (1)	8.8%	8.8%	12.0%	12.0%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	4.8%	3.8%	4.0%	2.0%

(1) Core capital is computed as a percentage of adjusted total assets of $1.47 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.19 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the second quarter of 2006.

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

Back to Index

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using June 30, 2006 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Back to Index

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.        Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A.     Risk Factors

There were no material changes to the risk factors as presented in First Defiance Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2006 - April 30, 2006	53,433	$26.67	39,633	360,757
May 1, 2006 - May 31, 2006	12,471	$28.77	12,471	348,286
June 1, 2006 - June 30, 2006	25,215	$26.25	25,215	323,071
Total for 2006 Second Quarter	91,119	$26.84	77,319	323,071

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

Back to Index

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

First Defiance Financial Corp.
(Registrant)

Date: August 9, 2006	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: August 9, 2006	By:	/s/ John C. Wahl
John C. Wahl
Executive Vice President, Chief
Financial Officer and
Treasurer

Back to Index