Form 10-Q
period 2006-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2006-11-06
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 7,138,528 shares outstanding at November 3, 2006.

FIRST DEFIANCE FINANCIAL CORP.

Index

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	September 30, 2006	December 31, 2005
	(In Thousands)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$41,742	$44,060
Interest-bearing deposits	-	5,190
	41,742	49,256
Securities:
Available-for-sale, carried at fair value	118,429	113,079
Held-to-maturity, carried at amortized cost (fair value $1,644 and $1,845 at September 30, 2006 and December 31, 2005, respectively)	1,588	1,775
	120,017	114,854
Loans held for sale	3,669	5,282
Loans receivable, net	1,222,414	1,164,481
Accrued interest receivable	7,430	6,207
Federal Home Loan Bank stock	18,309	17,544
Bank owned life insurance	25,076	24,346
Premises and equipment	34,893	32,429
Real estate and other assets held for sale	3,026	404
Goodwill	35,124	35,084
Core deposit and other intangibles	3,577	4,117
Mortgage servicing rights	5,430	5,063
Other assets	3,972	2,015
Total assets	$1,524,679	$1,461,082

See accompanying notes.

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	September 30, 2006	December 31, 2005
	(In Thousands)
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,130,526	$1,069,501
Advances from the Federal Home Loan Bank	176,442	180,960
Short term borrowings and other interest-bearing liabilities	23,607	25,748
Subordinated debentures	20,619	20,619
Advance payments by borrowers	393	605
Deferred taxes	1,050	795
Other liabilities	13,887	11,638
Total liabilities	1,366,524	1,309,866

Stockholders’ equity:
Preferred stock, no par value per share:
5,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share:
20,000 shares authorized; 11,703 shares issued and 7,141 and 7,086 shares outstanding, respectively	117	117
Additional paid-in capital	110,147	108,626
Stock acquired by ESOP	(627)	(1,053)
Accumulated other comprehensive loss, net of tax of $(37) and $(13), respectively	(67)	(22)
Retained earnings	117,912	112,041
Treasury stock, at cost, 4,562 and 4,617 shares respectively	(69,325)	(68,493)
Total stockholders’ equity	158,155	151,216

Total liabilities and stockholders’ equity	$1,524,679	$1,461,082

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income
(UNAUDITED)
(Amounts in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Interest Income
Loans	$22,341	$18,395	$63,605	$50,203
Investment securities:
Taxable	1,198	976	3,387	3,065
Non-taxable	284	279	853	914
Interest-bearing deposits	7	72	145	277
FHLB stock dividends	262	210	765	579
Total interest income	24,092	19,932	68,755	55,038
Interest Expense
Deposits	9,140	5,539	23,835	14,395
FHLB advances and other	2,256	2,059	6,778	5,650
Subordinated debentures	343	-	962	-
Notes payable	144	117	403	313
Total interest expense	11,883	7,715	31,978	20,358
Net interest income	12,209	12,217	36,777	34,680
Provision for loan losses	373	368	1,438	1,064
Net interest income after provision for loan losses	11,836	11,849	35,339	33,616
Non-interest Income
Service fees and other charges	2,580	1,511	6,658	4,023
Insurance commission income	981	966	3,643	3,229
Mortgage banking income	923	1,087	2,544	2,471
Gain on sale of non-mortgage loans	63	-	500	-
Gain on sale of securities	-	86	-	1,222
Trust income	76	91	232	229
Income from Bank Owned Life Insurance	250	184	730	541
Other non-interest income	187	91	395	444
Total non-interest income	5,060	4,016	14,702	12,159
Non-interest Expense
Compensation and benefits	6,211	6,058	18,251	17,577
Occupancy	1,278	1,197	3,793	3,424
State franchise tax	331	290	995	865
Acquisition related charges	-	97	-	3,457
Data processing	903	813	2,760	2,404
Amortization of intangibles	180	214	539	541
Other non-interest expense	2,188	1,827	6,291	4,992
Total non-interest expense	11,091	10,496	32,629	33,260
Income before income taxes	5,805	5,369	17,412	12,515
Federal income taxes	1,982	1,742	5,785	3,989
Net Income	$3,823	$3,627	$11,627	$8,526

Earnings per share (Note 7)
Basic	$0.54	$0.52	$1.66	$1.25
Diluted	$0.53	$0.50	$1.62	$1.20
Dividends declared per share (Note 6)	$0.24	$0.22	$0.72	$0.66
Average shares outstanding (Note 7)
Basic	7,032	6,966	7,020	6,835
Diluted	7,146	7,213	7,161	7,091

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2006	2005	2006	2005

Balance at beginning of period	$154,312	$147,550	$151,216	$126,874
Comprehensive income:
Net income	3,823	3,627	11,627	8,526
Other comprehensive income (loss)	962	(756)	(45)	(1,877)
Total comprehensive income	4,785	2,871	11,582	6,649
ESOP shares released	324	351	1,326	1,350
Stock option expense	77	-	210	-
Tax benefit of employee plans	409	-	409	-
Amortization of deferred compensation of Management Recognition Plan	-	-	-	1
Shares issued under stock option plans	498	31	2,208	1,122
Treasury shares repurchased	(569)	(323)	(3,741)	(1,275)
Shares issued to acquire ComBanc, Inc.	-	333	-	19,104
Common cash dividends declared (Note 6)	(1,681)	(1,529)	(5,055)	(4,541)

Balance at end of period	$158,155	$149,284	$158,155	$149,284

See Accompanying Notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities
Net cash provided by operating activities	$17,018	$8,526

Investing Activities
Proceeds from maturities of held-to-maturity securities	185	193
Proceeds from maturities of available-for-sale securities	8,542	21,263
Proceeds from sale of available-for-sale securities	-	24,160
Proceeds from sale of real estate and other assets held for sale	1,714	396
Proceeds from sale of property, plant and equipment	222	1,192
Net cash received for acquisition of ComBanc, Inc.	-	52,646
Net cash paid for acquisition of Genoa Savings and Loan Company	-	(602)
Purchases of available-for-sale securities	(14,061)	(23,767)
Purchases of Federal Home Loan Bank Stock	-	(583)
Purchases of office properties and equipment	(4,611)	(4,083)
Net increase in loans receivable	(64,386)	(70,852)
Net cash provided by/used in investing activities	(72,395)	(37)

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	61,061	33,084
Repayment of Federal Home Loan Bank long-term advances	(66,988)	(1,879)
Net increase (decrease) in Federal Home Loan Bankshort-term advances	17,500	(15,500)
Proceeds from Federal Home Loan Bank long-term advances	45,000	-
Decrease in securities sold under repurchase agreements	(2,141)	1,778
Purchase of common stock for treasury	(3,741)	(1,275)
Cash dividends paid	(5,036)	(4,330)
Proceeds from exercise of stock options	2,208	1,122
Net cash provided by financing activities	47,863	11,000
(Decrease) increase in cash and cash equivalents	(7,514)	19,513
Cash and cash equivalents at beginning of period	49,256	20,521
Cash and cash equivalents at end of period	$41,742	$40,034

Supplemental cash flow information:
Interest paid	$31,114	$18,945
Income taxes paid	$4,664	$3,558
Transfers from loans to other real estate owned and other assets held for sale	$4,336	$292

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
(Unaudited at September 30, 2006 and 2005)

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

The accompanying consolidated condensed financial statements as of September 30, 2006 and for the three and nine-month periods ending September 30, 2006 and 2005 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2005 Annual Report on Form 10-K for the year ended December 31, 2005. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal Bank and First Insurance. At September 30, 2006 goodwill totaled $35.1 million.

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
(Unaudited at September 30, 2006 and 2005)

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
(Unaudited at September 30, 2006 and 2005)

2.	Basis of Presentation (continued)

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended September 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
	(dollars in thousands, except per share data)
Income before income taxes	$5,883	$(78)	$5,805
Income taxes	1,983	(1)	1,982
Net income	$3,900	(77)	$3,823

Basic earnings per share	$.55	$(.01)	$.54
Diluted earnings per share	$.54	$(.01)	$.53

Cash flow from operating activities	$10,461	$-	$10,461

	Nine months ended September 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
	(dollars in thousands, except per share data)
Income before income taxes	$17,625	$(213)	$17,412
Income taxes	5,788	(3)	5,785
Net income	$11,837	(210)	$11,627

Basic earnings per share	$1.69	$(.03)	$1.66
Diluted earnings per share	$1.65	$(.03)	$1.62

Cash flow from operating activities	$17,018	$-	$17,018

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

2.	Basis of Presentation (continued)

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R) for the three and nine-month periods ended September 30, 2005.

	Three months ended September 30, 2005
	As Reported	Pro Forma Adjustments	Pro Forma as if under SFAS 123(R)
	(dollars in thousands, except per share data)
Income before income taxes	$5,369	$(71)	$5,298
Income taxes	1,742	(1)	1,741
Net income	$3,627	(70)	$3,557

Basic earnings per share	$.52	$(.01)	$.51
Diluted earnings per share	$.50	$(.01)	$.49

Cash flow from operating activities	$5,296	$-	$5,296

	Nine months ended September 30, 2005
	As Reported	Pro Forma Adjustments	Pro Forma as if under SFAS 123(R)
	(dollars in thousands, except per share data)
Income before income taxes	$12,515	$(200)	$12,315
Income taxes	3,989	(3)	3,986
Net income	$8,526	(197)	$8,329

Basic earnings per share	$1.25	$(.03)	$1.22
Diluted earnings per share	$1.20	$(.03)	$1.17

Cash flow from operating activities	$8,526	$-	$8,526

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

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

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within the hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment to FASB Statements No. 87, 88, 106, and 123R) (“FAS 158”). FAS 158 requires an employer to: (1) recognize in its statement of financial position as asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company provides postretirement benefits that are accounted for in accordance with FASB Statement No. 106 (see Note 13). Management has not yet determined the impact of adopting FAS 158.

Quantifying Financial Statement Misstatements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108, which was issued to addresss diversity in practice in quanitfying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company is in process of evaluating the potential impact of the standard for future periods.

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

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

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. A total of 1,467,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of September 30, 2006, 411,611 options (401,896 for employees and 9,715 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Nine months ended September, 2006 Total options outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, beginning of period	569,099	$16.00	$4.05
Forfeited or cancelled	(11,150)	23.14	5.27
Exercised	(194,588)	11.35	3.70
Granted	48,250	26.49	5.97
Options outstanding, end of period	411,611	$19.24	$4.42
Options exercisable, end of period	269,709	$16.02	$3.66

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

3.	Stock Compensation Plans (continued)

The aggregate intrinsic value of all options outstanding at September 30, 2006 was $3.83 million. The aggregate intrinsic value of all options that were exercisable at September 30, 2006 was $3.37 million.

	Nine months ended September 30, 2006 Total unvested options
	Shares	Weighted Average Fair Value
Unvested options, beginning of period	164,853	$5.26
Vested	(61,351)	4.40
Granted	48,250	5.97
Forfeited	(9,850)	5.39
Unvested options, end of period	141,902	$5.87

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Nine months ended September 30,
	2006	2005
Proceeds of options exercised	$2,208	$1,122
Related tax benefit recognized	409	164
Intrinsic value of options exercised	2,970	1,492

Options outstanding at September 30, 2006 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$8.25 - $12.99	26,000	2.9	26,000	$11.54
$13.00 - $17.99	182,308	3.6	181,108	14.20
$18.00 - $22.99	49,450	6.4	29,950	19.38
$23.00 - $27.99	153,853	8.6	32,651	26.58
Outstanding at period end	411,611	5.8	269,709	$16.02

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

3.	Stock Compensation Plans (continued)

The fair value for stock options granted during the nine month periods ended September 30, 2006 and 2005 was determined at the date of grant using a Black-Scholes option-pricing model and the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected average risk-free interest rate	5.17%	4.40%
Expected average life (in years)	6.50	10.00
Expected volatility	22.40%	22.40%
Expected dividend yield	3.63%	3.39%

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

The compensation cost yet to be recognized for stock-based options that have been awarded but not vested is as follows (in thousands):

Remainder of 2006	$59
2007	230
2008	194
2009	133
2010	72
2011	21
Total	$709

4.	Acquisitions

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
(Unaudited at September 30, 2006 and 2005)

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

During the nine months ended September 30, 2005, First Defiance recognized $3,457,000 of acquisition related charges, of which $991,000 related to the ComBanc acquisition and $2,466,000 related to the Genoa acquisitions. Of the $991,000, $471,000 related to severance payments and retention bonuses provided to ComBanc employees and $385,000 related to termination of certain ComBanc contracts. Of the $2,466,000, approximately $365,000 of the acquisition charges related to severance payments and retention bonuses provided to Genoa employees and $1.8 million related to termination of certain Genoa contracts. Substantially all severance costs were paid out by January 2006.

6.	Dividends on Common Stock

As of September 30, 2006, First Defiance had declared a quarterly cash dividend of $.24 per share for the third quarter of 2006, payable October 27, 2006.

7.	Earnings Per Share

Basic earnings per share as disclosed under FAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2006 and 2005. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

7.	Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share - Net income	$3,823	$3,627	$11,627	$8,526
Denominator:
Denominator for basic earnings per share - weighted average shares	7,032	6,966	7,020	6,835
Effect of dilutive securities:
Employee stock options	114	246	141	255
Unvested management recognition plan stock	-	1	-	1
Dilutive potential common shares	114	247	141	256
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	7,146	7,213	7,161	7,091
Basic earnings per share from net income	$0.54	$0.52	$1.66	$1.25
Diluted earnings per share from net income	$0.53	$0.50	$1.62	$1.20

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

8.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$45,067	$209	$(227)	$45,049
Mortgage-backed securities	19,458	23	(294)	19,187
REMICs	216	-	(1)	215
Collateralized mortgage obligations	20,894	54	(359)	20,589
Trust preferred stock	8,218	51	(82)	8,187
Obligations of state and political subdivisions	24,680	522	-	25,202
Totals	$118,533	$859	$(963)	$118,429

Held-to-Maturity Securities:
FHLMC certificates	$288	$7	$-	$295
FNMA certificates	644	3	(2)	645
GNMA certificates	211	1	-	212
Obligations of state and political subdivisions	445	47	-	492
Totals	$1,588	$58	$(2)	$1,644

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

8.	Investment Securities (continued)

The following table summarizes First Defiance’s securities that were in an unrealized loss position at September 30, 2006:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At September 30, 2006
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$4,989	$(12)	$22,838	$(215)	$27,827	$(227)
Mortgage-backed securities	2,502	(28)	11,493	(266)	13,995	(294)
Collateralized mortgage obligations	3,427	(20)	14,377	(340)	17,804	(360)
Trust preferred stock	417	(82)	-	-	417	(82)
Obligations of state and political subdivisions	136	-	55	-	191	-

Held to maturity securities:
Mortgage-backed securities	53	-	227	(2)	280	(2)
Total temporarily impaired securities	$11,524	$(142)	$48,990	$(823)	$60,514	$(965)

First Defiance does not believe the unrealized losses on securities as of September 30, 2006 represent other-than-temporary impairment. The unrealized losses are primarily the result of the changes in interest rates and will not prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

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

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

9.	Loans

Loans receivable consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Real Estate:
One-to-four family residential	$260,028	$275,497
Construction	16,578	21,173
Non-residential and multi-family	568,346	551,983
	844,952	848,653
Other Loans:
Commercial	231,232	171,289
Consumer finance	46,969	55,297
Home equity and improvement	120,883	113,000
	399,084	339,586
Total real estate and other loans	1,244,036	1,188,239
Deduct:
Loans in process	6,118	8,782
Net deferred loan origination fees and costs	1,206	1,303
Allowance for loan loss	14,298	13,673
Totals	$1,222,414	$1,164,481

Changes in the allowance for loan losses were as follows (in $000s):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$14,239	$13,460	$13,673	$9,956
Provision for loan losses	373	368	1,438	1,064
Reserve from Acquisitions	-	-	-	3,027
Charge-offs:
One-to-four family residential real estate	58	32	269	32
Non-residential and multi-family real estate	134	134	364	201
Commercial	85	65	115	214
Home equity and improvement	48	-	101	-
Consumer finance	67	74	296	233
Total charge-offs	392	305	1,145	680
Recoveries	78	101	332	257
Net charge-offs	314	204	813	423
Ending allowance	$14,298	$13,624	$14,298	$13,624

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

9.	Loans (continued)

The following table presents the aggregate amounts of non-performing assets, comprised of non-accrual loans and real estate owned on the dates indicated:
	September 30, 2006	December 31, 2005
	(in thousands)
Non-accrual loans	$7,018	$4,952
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	7,018	$4,952
Real estate owned (REO)	3,026	404
Total non-performing assets	$10,044	$5,356

Effective June 30, 2006, First Defiance sold its credit card portfolio to another bank. The portfolio had a balance at the sale date of $2.1 million. First Defiance realized a gain on the sale of the portfolio of $400,000, which is included in gain on sale of non-mortgage loans on the Consolidated Condensed Statement of Income.

10.	Deposits

A summary of deposit balances is as follows (in thousands):

	September 30, 2006	December 31, 2005
Non-interest-bearing checking accounts	$102,664	$103,498
Interest-bearing checking accounts	97,024	102,144
Savings accounts	73,518	82,766
Money market demand accounts	203,657	174,414
Certificates of deposit	653,663	606,679
	$1,130,526	$1,069,501

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

11.	Borrowings

First Defiance’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to an unconsolidated subsidiary trust are comprised of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
FHLB Advance:
Callable fixed maturity advances	$45,000	$111,000
Callable fixed maturity strike rate advances	27,000	27,000
Other fixed rate long-term advances	13,442	14,181
Three month LIBOR based advances	45,000	−
Short-term and overnight advances	46,000	28,779
Total	$176,442	$180,960

Junior subordinated debentures owed to unconsolidated subsidiary trust, due October 2035, 6.77% at September 30, 2006 and 5.87% at December 31, 2005 (variable)	$20,619	$20,619

The callable fixed rate FHLB advances are callable at the option of the FHLB on specified dates in 2006. Advances totaling $66,000 were called by the FHLB during 2006. Of those advances, $45,000 were converted to LIBOR based advances which have the same original maturity but which now reprice quarterly based on the three month LIBOR rate. These LIBOR based advances can be paid off at any LIBOR repricing date.

The strike-rate advances are also callable in 2006, but only if three month LIBOR rates exceed the strike rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at September 30, 2006 was 5.39%.

In September 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (the Trust Affiliate) that issued $20 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $20.6 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to the Trust Affiliate. The Company formed the Trust Affiliate for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by the Trust Affiliate are the sole assets of that trust. Distributions on the Trust Preferred Securities issued by the Trust Affiliate are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 6.77% as of September 30, 2006.

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
(Unaudited at September 30, 2006 and 2005)

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

	September 30, 2006	December 31, 2005
	(In Thousands)
Loan commitments	$275,273	$275,982
Standby Letters of Credit	12,863	8,785
Total	$288,136	$284,767

The remaining weighted average life for outstanding standby letters of credit was less than one year at September 30, 2006. The Company had $4.5 million of standby letters of credit with a life longer than one year.

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2006 and 2005)

13.	Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 14 in the financial statements included in First Defiance’s 2005 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Service cost-benefits attributable to service during the period	$10	$13	$30	$39
Interest cost on accumulated postretirement benefit obligation	27	23	80	71
Net amortization and deferral	8	6	23	18
Net periodic postretirement benefit cost	$45	$42	$133	$128

Prescription drug coverage was added to Medicare under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Company has elected to opt for the Federal subsidy approach in lieu of coverage under Medicare Part D.

Under the provisions of recently issued FASB Statement No. 158 (see Note 2), the Company will be required to initially recognize the funded status of the postretirement benefit plan as of December 31, 2006 with the offset to this additional liability being recorded in accumulated other comprehensive income. Management has not yet completed the analysis necessary to determine the impact of the adoption of this accounting standard. At December 31, 2005, the funded status of the plan was a $1.9 million net liability and the accrued liability recorded in the financial statements in accordance with FASB Statement No. 106 was $1.2 million.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance Financial Corp. (“First Defiance” or “the Company”) is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 26 full service branches. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s office in Defiance, Ohio while investment and annuity products are sold through registered investment representatives located at four First Federal banking center locations.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $1.6 million at September 30, 2006. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $118.4 million at September 30, 2006. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($45.0 million), certain municipal obligations ($25.2 million), CMOs and REMICs ($20.8 million), mortgage backed securities ($19.2 million) and preferred stock and other equity investments ($8.2 million).

In accordance with FAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax, and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $104,000 at September 30, 2006, or $67,000 after considering the related deferred tax asset.

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

Changes in Financial Condition
At September 30, 2006, First Defiance's total assets, deposits and stockholders' equity amounted to $1.52 billion, $1.13 billion and $158.2 million, respectively, compared to $1.46 billion, $1.07 billion and $151.2 million, respectively, at December 31, 2005.

Net loans receivable (excluding loans held for sale) increased $57.9 million to $1.22 billion at September 30, 2006 from $1.16 billion at December 31, 2005. The increase in loans receivable occurred primarily in the commercial loan portfolio, which increased by $59.9 million between December 31, 2005 and September 30, 2006. During that same period, one-to-four family real estate loans declined by approximately $15.5 million. Certain loans which have non-residential real estate collateral as an abundance of caution were reclassified as commercial and industrial loans during the 2006 first quarter. Prior period balances have not been restated.

The investment securities portfolio increased to $120.0 million at September 30, 2006 from $114.9 million at December 31, 2005. The increase is the result of investing balances that were included in cash and amounts due from depository institutions at December 31, 2005. The amount of cash and due from depository institutions dropped from $44.1 million to $41.7 million between December 31, 2005 and September 30, 2006.

Deposits increased from $1.07 billion at December 31, 2005 to $1.13 billion as of September 30, 2006. Of the $61.0 million increase, interest-bearing demand deposits and money market accounts increased $24.1 million to $300.7 million, retail time deposits increased $42.1 million to $611.8 million and national time deposits increased $4.8 million to $41.8 million, while non-interest-bearing demand deposits decreased $834,000 to $102.7 million and savings deposits decreased $9.2 million to $73.5 million. The increase in interest-bearing demand deposits and money market accounts from the beginning of the year is the result of increased promotional efforts and an increase in interest rates, especially the rates on the money market accounts. National time deposits increased as First Defiance continues to use such deposits as a source of liquidity.

Additionally, FHLB advances decreased $4.5 million to $176.4 million at September 30, 2006 from $180.9 million at December 31, 2005. Of this decrease, long-term advances decreased $67.0 million as a result of the conversion of callable advances and contractual amortization during the period while First Defiance’s overnight borrowings increased $17.5 million and $45.0 million of callable advances were called by the FHLB and converted to three-month LIBOR based advances.

Index

Stockholders’ equity increased from $151.2 million at December 31, 2005 to $158.2 million at September 30, 2006. The increase is a result of net income of $11.6 million, the release of ESOP shares totaling $1.3 million and the exercise of stock options by First Defiance employees totaling $2.2 million. Those increases were partially offset by $5.1 million of cash dividends declared, $3.7 million used for the repurchase of shares for treasury and a decrease in unrealized loss on available for sale securities (net of tax) of $45,000.

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

	Three Months Ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,225,456	$22,346	7.23%	$1,136,526	$18,402	6.42%
Securities	119,628	1,625	5.35	113,832	1,395	4.91
Interest-earning deposits	580	7	4.79	7,674	72	3.72
FHLB stock and other	18,050	262	5.76	17,085	210	4.88
Total interest-earning assets	1,363,714	24,240	7.05	1,275,117	20,079	6.25
Non-interest-earning assets	148,930			136,307
Total assets	$1,512,644			$1,411,424

Interest-bearing liabilities:
Deposits	$1,030,433	$9,140	3.52%	$958,590	$5,539	2.29%
FHLB advances and other	175,255	2,256	5.11	184,333	2,059	4.43
Notes payable	19,749	144	2.89	19,893	117	2.33
Subordinated debentures	20,619	343	6.60	-	-	0.00
Total interest-bearing liabilities	1,246,056	11,883	3.78	1,162,816	7,715	2.63
Non-interest bearing deposits	93,964	-		87,697	-
Total including non-interest bearing demand deposits	1,340,020	11,883	3.52	1,250,513	7,715	2.45
Other non-interest-bearing liabilities	16,607			11,579
Total liabilities	1,356,627			1,262,092
Stockholders' equity	156,017			149,332
Total liabilities and stock-holders' equity	$1,512,644			$1,411,424
Net interest income; interest rate spread		$12,357	3.27%		$12,364	3.62%
Net interest margin (3)			3.59%			3.85%
Average interest-earning assets to average interest-bearing liabilities			109%			110%

(1)
Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index

	Nine Months Ended September 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,204,142	$63,622	7.06%	$1,069,943	$50,220	6.28%
Securities	116,215	4,670	5.38	124,091	4,440	4.85
Interest-earning deposits	3,992	145	4.86	11,643	277	3.18
FHLB stock and other	17,797	765	5.75	16,037	579	4.83
Total interest-earning assets	1,342,146	69,202	6.89	1,221,714	55,516	6.08
Non-interest-earning assets	146,633			121,364
Total assets	$1,488,779			$1,343,078

Interest-bearing liabilities:
Deposits	$999,977	$23,835	3.19%	$920,838	$14,395	2.09%
FHLB advances and other	185,826	6,778	4.88	167,225	5,650	4.52
Notes payable	19,224	403	2.80	17,796	313	2.35
Subordinated debentures	20,619	962	6.24	-	-	0.00
Total interest-bearing liabilities	1,225,646	31,978	3.49	1,105,859	20,358	2.46
Non-interest bearing deposits	93,492	-	-	84,644	-	-
Total including non-interest bearing demand deposits	1,319,138	31,978	3.24	1,190,503	20,358	2.29
Other non-interest-bearing liabilities	15,348			9,285
Total liabilities	1,334,486			1,199,788
Stockholders' equity	154,293			143,290
Total liabilities and stock-holders' equity	$1,488,779			$1,343,078
Net interest income; interest rate spread		$37,224	3.40%		$35,158	3.61%
Net interest margin (3)			3.71%			3.85%
Average interest-earning assets to average interest-bearing liabilities			110%			110%

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

Index

Results of Operations

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

On a consolidated basis, First Defiance had net income of $3.8 million or $.53 per diluted share for the three months ended September 30, 2006 compared to $3.6 million or $0.50 per diluted share in 2005.

Net Interest Income. Net interest income for both of the quarters ended September 30, 2006 and September 30, 2005 was $12.2 million. Average interest earning assets increased $88.6 million to $1.36 billion for the quarter ended September 30, 2006 from $1.28 billion for the same three month period in 2005. During those same periods, average interest-bearing liabilities increased by $83.2 million to $1.25 billion for the 2006 third quarter from $1.16 billion for the same period in 2005.

Interest income, including FHLB stock dividends increased to $24.1 million for the 2006 third quarter compared to $19.9 million in the 2005 third quarter. The growth was entirely attributable to the loan portfolio, where the average balance increased to $1.23 billion in the 2006 third quarter from $1.14 billion in the third three month period of 2005. Average loan yields increased to 7.23% from 6.42%. Interest income gains were offset by increases in interest expense, which grew to $11.9 million from $7.7 million. The average balance of interest-bearing deposits increased to $1.03 billion for the 2006 third quarter from $958.6 million in the year earlier period. During those same time periods, the average balance of FHLB advances decreased by $9.1 million to $175.3 million from $184.3 million in the third quarter of 2005. The average cost of those deposits increased to 3.52% from 2.29% while the average cost of FHLB advances increased from 4.43% to 5.11%. Also, First Defiance issued $20 million in trust preferred subordinated debentures in the 2005 fourth quarter at a cost of 90-day LIBOR plus 1.38%. The cost of the subordinated debentures was 6.60% in the 2006 third quarter.

Net interest margin for the quarter ended September 30, 2006 was 3.59%, a 26 basis point decline from the 2005 third quarter margin of 3.85%. First Defiance's average yield on interest earning assets increased to 7.05% for the 2006 third quarter, up from 6.25% for the same period of 2005, an increase of 80 basis points. However, during that same period, the cost of interest-bearing liabilities increased to 3.78% for the 2006 quarterly period, up from 2.63% in 2005, an increase of 115 basis points. As a result, the Company's interest rate spread has compressed to 3.27% in the 2006 third quarter compared to 3.62% in the 2005 quarterly period. Management anticipates that the margin compression will continue for at least the remainder of this year as they believe the cost of funding will continue to rise while asset yields have probably peaked. First Defiance’s funding costs tend to lag the repricing of its assets.

Provision for Loan Losses. The provision for loan losses was $373,000 in the third quarter of 2006 compared to $368,000 for the third quarter of 2005. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to First Defiance's market area; and other factors related to the collectibility of First Defiance's loan portfolio. Management believes the balance of the allowance for loan losses is appropriate.

Index

Non-performing assets increased to $10.0 million at September 30, 2006 from $8.9 million at June 30, 2006 and from $5.4 million at December 31, 2005. The increase in the 2006 third quarter was primarily attributable to a number of relatively small individual credits falling more than 90 days past due at September 30, 2006. The third quarter increase follows a second quarter increase in non-performing assets which resulted from one large credit falling more than 90 days past due. That particular credit is secured by real estate but a dispute between the partners who control the property has thus far prevented First Federal from taking a deed in lieu of foreclosure. Foreclosure proceedings have been started in this matter and management does not believe their losses will be greater than the specific reserve allocated to that credit. In the 2006 first quarter, non-performing assets increased due to taking deeds in lieu of foreclosure from a large commercial real estate credit, which has caused real estate owned to increase from $404,000 at the end of 2005 to $3.0 million at September 30, 2006. Management continues to negotiate with interested buyers for the remaining properties in REO and does not anticipate any further loss on any of those assets. However they anticipate that it will take several quarters to resolve the existing issues related to non-performing assets. Non-performing assets and asset quality ratios for First Defiance were as follows (in $000’s) at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(in thousands)
Non-accrual loans	$7,018	$4,952
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	7,018	$4,952
Real estate owned (REO)	3,026	404
Total non-performing assets	$10,044	$5,356

Allowance for loans losses as a percentage of total loans	1.15%	1.16%
Allowance for loan losses as a percentage of non-performing assets	142.35%	255.28%
Allowance for loan losses as a percentage of non-performing loans	203.73%	276.11%
Total non-performing assets as a percentage of total assets	0.66%	0.37%
Total non-performing loans as a percentage of total loans	0.57%	0.42%

Of the $7.0 million in non-accrual loans, $1.2 million were 1-4 family residential loans, $5.4 million were commercial loans or commercial real estate loans and $400,000 were home equity or consumer loans. The allowance for loan losses at September 30, 2006 was $14.3 million compared to $14.2 million at June 30, 2006, $13.7 million at December 31, 2005 and $13.6 million at September 30, 2005. For the quarter ended September 30, 2006, First Defiance charged off $392,000 of loans against its allowance and realized recoveries of $78,000 from loans previously charged off. During the same quarter in 2005, First Defiance charged off $305,000 in loans and realized recoveries of $101,000. The provision for loan losses of $373,000 in the 2006 third quarter is consistent with recent charge-off experience.

Index

Non-Interest Income. Total non-interest income increased to $5.1 million in the 2006 third quarter, compared with $4.0 million in the same period in 2005. The quarter to quarter increase is mainly attributable to the implementation of the overdraft privilege product in March of 2006. Checking overdraft income increased $972,000 between the third quarter of 2005 and the third quarter of 2006. In September of 2006, The Company sold its former facility on Woodlawn Avenue in Napoleon, Ohio and recorded a pre-tax gain of $115,000. The branch that previously occupied that facility was relocated to a higher traffic area in the Napoleon market during the 2006 second quarter.

Gain on Sale of Securities. There were no securities sold in the third quarter 2006 compared to $86,000 recognized in the third quarter of 2005.

Service Fees. Service fees and other charges increased by $1,069,000 or 70.7% in the 2006 third quarter compared to the same period in 2005. The increase was primarily related to the first quarter 2006 implementation of an overdraft privilege product. Fees generated by checking overdraft product increased by $972,000 in the 2006 third quarter compared to the third quarter of 2005. The balance of the increase in service fees relates to an increase in the number of accounts in the 2006 quarter compared to 2005. Management believes that the level of fees resulting from the implementation of the overdraft product in the 2006 third quarter is an accurate reflection of the level of income that will be realized each quarter.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased 15.1% to $923,000 for the third quarter of 2006 from $1,087,000 for the same period of 2005. This decline is primarily the result of the recognition of $16,000 in expense in the 2006 third quarter related to a mortgage servicing rights (“MSR”) valuation adjustment. In the third quarter of 2005 First Defiance realized $240,000 of recoveries of previously recorded MSR impairment reserves. Gains realized from the sale of mortgage loans decreased $17,000 to $688,000 for the three months ended September 30, 2006 from $705,000 during the 2005 third quarter. Mortgage loan servicing revenue increased $46,000 from the third quarter of 2005 as compared to the third quarter of 2006. Also the amortization of mortgage servicing rights declined in the 2006 third quarter by $63,000 when compared to the third quarter of 2005.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased slightly, to $981,000 in the 2006 third quarter, from $966,000 during the third quarter of 2005. Income from the sale of group health and life insurance and property and casualty insurance were both up slightly in the 2006 third quarter while income from investment sales was slightly lower in the 2006 third quarter than they were in the third quarter of 2005.

Other Non-Interest Income. Other sources of non-interest income include gains from the sale of non-mortgage loans, trust income, earnings from bank-owned life insurance and other. Non-mortgage loan gains which result from the sale of small business or agricultural loans originated under certain federal programs were $63,000 for the 2006 third quarter. There were no comparable gains in the third quarter of 2005. Trust income decreased to $76,000 for the 2006 third quarter from $91,000 in the 2005 third quarter. Income from BOLI increased by $66,000 in the 2006 third quarter, the result of a $5 million purchase of additional insurance in the fourth quarter of 2005. Also, $115,000 was recorded in the third quarter of 2006 in other income from the aforementioned sale of the former Woodlawn Avenue facility in Napoleon, Ohio.

Index

Non-Interest Expense. Non-interest expense increased to $11.1 million for the 2006 third quarter compared to $10.5 million for the same period in 2005. The 2005 amount included $97,000 of acquisition-related charges. Excluding those items, non-interest expense increased by $692,000.

Occupancy, Ohio franchise tax and data processing costs all increased in the third quarter of 2006 compared to the same period in 2005 as a result of the growth over the last 12 months. Also, as a result of the Company's expansion and business strategy, advertising and promotional expenses increased from $285,000 to $334,000 between the 2005 and 2006 third quarters. In addition, the Company incurred fees to its vendor for the overdraft privilege product totaling $108,000 in the 2006 third quarter while attorney fees, postage costs, collection expense and audit and exam services all also increased in the 2006 third quarter compared to the same period in 2005.

Acquisition Related Charges. Third quarter 2005 results included $97,000 of non-recurring costs associated with the Genoa and ComBanc acquisitions. There were no acquisition related charges recorded in the 2006 third quarter.

Compensation and Benefits. Compensation and benefits increased slightly to $6.2 million for the quarter ended September 30, 2006 from $6.1 million for the same period in 2005. The increase was due primarily to recording $77,000 in the third quarter of 2006 relating to the expensing of employee stock options. Such expense resulted from the January 1, 2006 adoption of FASB Statement 123R.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, deposit insurance premiums, and amortization of intangibles) increased by $208,000 to $4.5 million for the quarter ended September 30, 2006 from $4.3 million for the same period in 2005.

Occupancy costs increased by $81,000 and data processing costs increased by $90,000 between the third quarter of 2005 and the third quarter of 2006. Non-interest expense also included $108,000 of expense related to the overdraft privilege product and an $81,000 increase in bad-check charges, which are due primarily to risks associated with the overdraft privilege program. First Defiance also incurred a $68,000 increase in printing and office supplies, a $49,000 increase in advertising expense and a $42,000 increase in audit and examination fees. The majority of these expense increases relate to the Company’s overall growth initiatives.

The GAAP efficiency ratio for the third quarter of 2006 was 63.68% compared to 64.42% for the third quarter of 2005. The core efficiency ratio, which eliminates acquisition related charges, for the third quarter of 2005 was 63.82%.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 34.14% for the quarter ended September 30, 2006 compared to 32.45% for the same period in 2005. The effective tax rate is lower than the Company’s statutory 35% rate because it has approximately $25.2 million invested in municipal securities, and $25.1 million of bank owned life insurance which are both exempt from federal tax. Those book-tax differences are partially offset by the excess of fair value over cost of allocated ESOP shares and costs associated with expensing incentive stock options, which are not deductible for Federal income taxes.

Index

As a result of the above factors, income for the quarter ended September 30, 2006 was $3.8 million compared to income of $3.6 million for the comparable period in 2005. On a per share basis, basic and diluted earnings per share for the three months ended September 30, 2006 were $0.54 and $.53, respectively, compared to basic and diluted earnings per share of $0.52 and $0.50, respectively, for the quarter ended September 30, 2005.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

On a consolidated basis, First Defiance had net income of $11.6 million or $1.62 per diluted share for the nine months ended September 30, 2006 compared to $8.5 million or $1.20 per diluted share for the nine months ended September 30, 2005. The 2005 period included $3.5 million of acquisition related charges. Excluding the after tax impact of those charges results in core earnings for the first nine months of 2005 of $10.8 million, or $1.52 per diluted share.

Net Interest Income. Net interest income for the nine months ended September 30, 2006 was $36.8 million compared to $34.7 million for the nine months ended September 30, 2005. The net interest margin on a tax-equivalent basis for the year-to-date period ended September 30, 2006 was 3.71%, a 14 basis point reduction from the same period in 2005 of 3.85%. The margin decline was due to funding costs increasing at a faster pace than asset yields during the first nine months of the year.

Interest income increased by $13.7 million to $68.8 million for the nine months ended September 30, 2006 from $55.0 million for the nine months ended September 30, 2005. Interest on loans increased $13.4 million while other sources of interest income were relatively flat between 2005 and 2006. The increase in interest from loans was due both to a $134.2 million increase in the average balance of loans outstanding between the two periods and a 78 basis point increase on the average yield on loans (from 6.28% for the nine month period in 2005 compared to 7.06% for the same period in 2006). The yield on total interest earning assets for the nine month period in 2006 was 6.89% on a tax-equivalent basis compared to 6.08% for the same period in 2005.

The compression in the net interest margin from the nine month period in 2005 to the same period in 2006 resulted from a substantial increase in First Defiance’s funding costs. Total interest expense was $32.0 million for the nine month period in 2006 compared to $20.4 million for the same period in 2005. The average balance of interest-bearing deposits increased by $79.1 million between the nine month period ended September 30, 2005 and 2006 and the average cost of those deposits rose from 2.09% to 3.19%. Also, the average balance of FHLB advances increased by $18.6 million and the cost of advances rose by 36 basis points. Also, First Defiance issued $20 million of subordinated debentures during the fourth quarter of 2005. The average cost of those debentures for the nine month period ended September 30, 2006 was 6.24%.

Index

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2006 was $1.4 million compared to $1.1 million for the same period in 2005. The increase in the provision is primarily due to the deterioration of one credit in the second quarter of 2006 which required a specific allowance of $400,000. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management. Management believes the allowance for loan losses are adequate and consistent with recent loss experience.

Non-Interest Income. Non-interest income increased to $14.7 million for the nine months ended September 30, 2006 from $12.2 million recognized in the same period in 2005. If gains from the sale of First Defiance’s credit card portfolio of $400,000 in the 2006 second quarter and gains from security sales of $1.2 million in 2005 are excluded, non-interest income increased by $3.4 million or 30.8%. The increase is primarily in service fees and other charges, which have increased by $2.7 million, mortgage banking income, which increased by $73,000, insurance and investment sales commissions, which increased by $414,000, BOLI income, which is up by $189,000, and the aforementioned $115,000 gain from the sale of the Woodlawn Avenue branch facility.

Service Fees and Other Charges. The increase in services fees is the result of the early March 2006 implementation of an overdraft privilege product for First Defiance’s checking account customers. Fees generated by checking accounts have increased by $2.2 million for the nine month period ended September 30, 2006 compared to the same period in 2005. The balance of increased service fees is primarily related to increases in debit card interchange revenue.

Mortgage Banking Income. Gains from the sale of mortgage loans increased by $125,000, a result of a higher level of mortgage originations in 2006 compared to 2005. Fees from servicing mortgage loans continues to increase, reaching $1.2 million for the nine months ended September 30, 2006, up from $1.0 million in 2005. Mortgage banking income also includes $455,000 of mortgage servicing rights amortization expense for the nine month period ended September 30, 2006, down from $613,000 for the same period in 2005. Also, for the nine month period ended September 30, 2006 and 2005 included recovery of previously recorded mortgage servicing rights impairment of $26,000 and $366,000 for 2006 and 2005 respectively.

Insurance and Investment Sales Commission. Sales commission income increased to $3.6 million for the nine months ended September 30, 2006 compared to $3.2 million for the same period in 2005. The difference is primarily due to contingent commissions earned by the First Insurance and Investments entity in the first quarter. Those payments, which result from underwriting profitable business for insurance companies, totaled $539,000 in 2006 compared to $356,000 in 2005.

Bank Owned Life Insurance. Income from BOLI increased to $730,000 for the nine months ended September 30, 2006 from $541,000 for the same period in 2005, the result of a fourth quarter 2005 purchase of an additional $5 million of BOLI.

Other Non-Interest Income. Other non-interest income, including gains from the sale of non-mortgage loans, trust income and other income increased to $1.1 million for the nine months ended September 30, 2006 from $673,000 for the same period in 2005. If you exclude the $400,000 gain from the 2006 second quarter sale of the credit card portfolio, these sources of other income increased by approximately $54,000. The 2006 and 2005 amounts included a gain of approximately $115,000 and $100,000, respectively, from the sale of former branch buildings.

Index

Non-Interest Expense. Non-interest expense for the nine months ended September 30, 2006 was $32.6 million compared to $33.3 million for the same period in 2005. The 2005 total includes $3.5 million related to the ComBanc and Genoa acquisitions. If you exclude those acquisition related charges, which were primarily costs to terminate data processing contracts and severance agreements, non-interest expense for the nine months ended September 30, 2005 would have been $29.8 million. The 2006 level of expense represents a 9.4% increase over 2005 levels excluding acquisition charges. Significant individual components of the increase between the two periods are as follows:

Compensation and Benefits. Compensation and benefits costs increased to $18.3 million for the nine months ended September 30, 2006 compared to $17.6 million for the same period in 2005, an increase of $674,000 or 3.8%. Salary increases of approximately 3.5% were granted to employees between 2005 and 2006 and the balance of that increase results from several additional staff positions, as well as a full nine months of compensation and benefits costs associated with the Genoa acquisition compared to just under six months in 2005. Benefits costs have generally been flat between 2005 and 2006. Compensation cost also includes $210,000 related to the expensing of employee stock options, which is a new item in 2006.

Occupancy. Occupancy expense increased to $3.8 million for the nine months ended September 30, 2006 compared to $3.4 million for the same period in 2005. The increase is primarily due to incurring a full nine months of costs associated with the Genoa acquisition versus just under six months of expense in 2005.

Data Processing. Data processing increased to $2.8 million for the first nine months of 2006 compared to $2.4 million for the same period in 2005. The increase is due both to a full period of expense related to the acquired Genoa operations compared to just under six months of such expense in 2005. Also, the number of accounts has increased substantially between 2005 and 2006, resulting in a higher level of charges from the Company’s third-party data processing provider.

Other Non-Interest Expenses. Other non-interest expenses (including, state franchise tax, amortization of intangibles and other) increased to $7.8 million for the nine months ended September 30, 2006 from $6.4 million in the first nine months of 2005. The increase is due to the acquisitions, significant year-over-year organic growth and increased marketing efforts. Also, $252,000 in expense was recorded in association with the overdraft privilege product (a new expense item in 2006) through September 30, 2006, and the expense for charge-offs of bad checks and overdrawn checking accounts increased by $115,000 to $255,000 in 2006 due to the new overdraft privilege product. First Defiance’s efficiency ratio for the first nine months of 2006 was 62.84% compared to a core efficiency ratio (excluding the acquisition related charges) of 64.66% for the same period in 2005.

The effective income tax rate utilized for the nine months ended September 30, 2006 was 33.22% compared to 31.87% for the first nine months of 2005. The increase in the effective tax rate between the two periods is primarily the result of tax exempt income (primarily earnings on municipal securities and BOLI) is a lower percentage of total income in 2006 than it was in 2005. Also, the expensing of stock options is generally not tax deductible.

Index

As a result of the above factors, income for the nine months ended September 30, 2006 was $11.6 million compared to $8.5 million for the comparable period in 2005. On a per share basis, basic and diluted earnings per share for the nine months ended September 30, 2006 were $1.66 and $1.62 respectively, compared to basic and diluted earnings per share of $1.25 and $1.20 respectively in the first nine months of 2005. Excluding the after-tax impact of the acquisition related charges in the 2005 period, core basic and core diluted earnings per share for the nine month period ended September 30, 2005 were $1.58 and $1.52 respectively.

Index

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $17.0 million of cash from operating activities during the first nine months of 2006. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, FHLB stock dividends, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, and changes in loans available for sale, interest receivable and other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At September 30, 2006, First Defiance had $117.8 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $170.3 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $8.9 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by September 30, 2007 is $537.5 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Defiance also invests in REMIC and CMO investments. As of September 30, 2006, all of these securities pass the FFIEC high-risk security test. The weighted average life of these securities does not exceed the test limits in an instantaneous rate increase scenario of 200 and 300 basis points. The company feels that at this time the return being realized is worth this risk. The total $20.8 million balance of these securities are not classified as high risk at September 30, 2006 and do not present risk significantly different than other mortgage-backed or agency securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2006.

Index

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized

Regulatory capital	$134,546	$134,546	$148,447	$148,447
Minimum required regulatory capital	59,280	74,100	95,771	119,713
Excess regulatory capital	$75,266	$60,446	$52,676	$28,734

Regulatory capital as a percentage of assets (1)	9.1%	9.1%	12.4%	12.4%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	5.1%	4.1%	4.4%	2.4%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.48 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.20 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the third quarter of 2006.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using September 30, 2006 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

Index

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

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Index

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A.	Risk Factors

There were no material changes to the risk factors as presented in First Defiance Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2006 - July 31, 2006	17,262	$26.11	2,550	320,521
August 1, 2006 - August 31, 2006	4,302	$26.53	4,302	316,219
September 1, 2006 - September30, 2006	150	$27.25	-0-	316,219
Total for 2006 Third Quarter	21,714	$26.20	6,852	316,219

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

First Defiance Financial Corp.
(Registrant)

Date:	November 6, 2006	By:	/s/ William J. Small
William J. Small
Chairman, President and Chief Executive Officer

Date:	November 6, 2006	By:	/s/ John C. Wahl
John C. Wahl
Senior Vice President, Chief Financial Officer and Tresurer