Form 10-K
period 2006-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2007-03-15
CIK 946647

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended   December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26850

_____________

FIRST DEFIANCE FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
_____________

OHIO	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (419) 782-5015
_______________

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $0.01 Per Share	The Nasdaq Stock Market
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None
 (Title of Class)
_______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of March 12, 2007, there were issued and outstanding 7,155,562 shares of the Registrant’s common stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2006 was approximately $176.5 million

Documents Incorporated by Reference

Parts I and II of this Form 10-K incorporate by reference certain information from the registrant’s Annual Report to shareholders for the period ended December 31, 2006. Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.

PART I

Item 1.	Business

First Defiance Financial Corp. (First Defiance or the Company) is a unitary thrift holding company that, through its subsidiaries (the Subsidiaries), focuses on traditional banking and property and casualty, life and group health insurance products. The Company’s traditional banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. The Company’s insurance activities consist primarily of commissions relating to the sale of property and casualty, life and group health insurance and investment products.

At December 31, 2006, the Company had consolidated assets of $1.528 billion, consolidated deposits of $1.138 billion, and consolidated stockholder’s equity of $159.8 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

First Defiance's Internet site, www.fdef.com contains a hyperlink under the Investor Relations section to EDGAR where the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after First Defiance has filed the report with the SEC.

The Subsidiaries

The Company’s core business operations are conducted through the following Subsidiaries:

First Federal Bank of the Midwest: First Federal Bank of the Midwest (First Federal) is a federally chartered stock savings bank headquartered in Defiance, Ohio. As of December 31, 2006, it conducts operations through its main office and 26 full service branch offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Putnam, Seneca, Williams and Wood Counties in northwest Ohio.

On January 21, 2005, First Defiance completed the acquisition of ComBanc, Inc. (ComBanc) and its subsidiary, the Commercial Bank, Delphos, Ohio. That acquisition added four branch offices located in Allen County, Ohio which is adjacent to First Defiance’s existing footprint. On April 8, 2005, First Defiance completed the acquisition of the Genoa Savings and Loan Company, (Genoa) which added three offices in the metropolitan Toledo, Ohio area.

First Federal is primarily engaged in community banking. It attracts deposits from the general public through its offices and uses those and other available sources of funds to originate residential real estate loans, non-residential real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, including REMICs and CMOs and corporate bonds. First Federal’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC). First Federal is a member of the Federal Home Loan Bank (FHLB) System.

First Insurance & Investments: First Insurance & Investments (First Insurance) is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that does business in the Defiance, Ohio area. First Insurance offers property and casualty insurance, life insurance, group health insurance, and investment products.

Securities

First Defiance’s securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Financial Officer, the Chief Operating Officer, and the Chief Executive Officer of First Federal can each approve transactions up to $1 million. Two of the three officers are required to approve transactions between $1 million and $5 million. All transactions in excess of $5 million must be approved by the Board of Directors.

First Defiance’s investment portfolio includes 23 CMO and REMIC issues totaling $23.0 million, all of which are fully amortizing securities. One of these securities with a carrying value of $3.1 million is considered to be “high risk” based on the stress test developed by the banking regulators. Management does not believe the risks associated with any of its CMO or REMIC investments, including the security that failed the stress test developed by the banking regulators are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance does not invest in off-balance sheet derivative securities.

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

The amortized cost and fair value of securities at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Money market mutual funds and other mutual funds are not due at a single maturity date. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
	Under 1 Year	Weighted Average Rate	1 - 5 Years	Weighted Average Rate	6-10 Years	Weighted Average Rate	Over 10 Years	Weighted Average Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$3,602	5.21%	$9,889	5.19%	$4,642	5.24%	$1,499	5.42%	$19,632	5.22%
REMICs and CMOs	3,184	4.41	12,387	4.54	7,518	5.18	173	4.85	23,262	4.73
U.S. government and federal agency obligations	11,000	4.15	21,550	5.14	3,570	5.42	− -	−	36,120	4.87
Obligations of states and political subdivisions (1)	610	4.60	8,695	4.60	2,701	4.89	12,765	4.77	24,771	4.72
Trust preferred stock	−		−		−		8,134	7.76	8,134	7.76
Total	$18,396		$52,521		$18,431		$22,571		$111,919
Unamortized premiums/ (discounts)									351
Unrealized loss on securities available for sale									(147)
Total									$112,123
(1) Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:
	December 31
	2006		2005		2004
	(In Thousands)
Available-for-sale securities:
Corporate bonds	$	−	$	−	$6,468
U. S. treasury and federal agency obligations		36,043		41,065	50,313
Obligations of state and political subdivisions		25,254		23,818	32,092
CMOs, REMICS and mortgage-backed securities		41,207		40,395	41,765
Other		8,178		7,801	6,365
Total		$110,682		$113,079	$137,003

Held-to-maturity securities:
Mortgage-backed securities		$1,081		$1,330	$1,725
Obligations of state and political subdivisions		360		445	530
Total		$1,441		$1,775	$2,255

For additional information regarding First Defiance’s investment portfolio refer to Note 5 to the consolidated financial statements.

Interest-Bearing Deposits

First Defiance had interest-earning deposits in the FHLB of Cincinnati amounting to $2.4 million and $5.2 million at December 31, 2006 and 2005, respectively.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2006, First Federal serviced 8,097 loans totaling $665.4 million. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31
	2006			2005			2004
Rate	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance
	(Dollars in Thousands)

Less than 5.00%	810	$65,938	9.91%	865	$74,784	12.41%	770	$72,321	15.59%
5.00% - 5.99%	3,473	280,779	42.20	3,689	310,665	51.56	2,881	244,842	52.79
6.00% - 6.99%	3,129	278,651	41.87	2,356	190,172	31.56	1,609	126,132	27.20
7.00% - 7.99%	582	36,158	5.43	465	21,766	3.61	383	17,810	3.84
8.00% - 8.99%	86	3,476	0.52	108	4,483	0.74	63	2,503	0.54
9.00% and over	17	437	0.07	28	641	0.10	4	182	0.04
Total	8,097	$665,439	100.00%	7,511	$602,511	100.00%	5,710	$463,790	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	2006				2005				2004
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)

1-5 years	559	6.90%	$40,545	6.09%	546	7.27%	$40,710	6.76%	392	6.88%	$30,317	6.54%
6-10 years	659	8.14	26,342	3.96	602	8.01	27,965	4.64	614	10.75	41,076	8.86
11-15 years	2,408	29.74	163,796	24.61	2,573	34.26	177,564	29.47	2,122	37.16	153,680	33.14
16-20 years	992	12.25	81,262	12.21	1,006	13.39	83,444	13.85	787	13.78	67,964	14.65
21-25 years	338	4.17	28,604	4.30	207	2.76	17,254	2.86	107	1.87	8,551	1.84
More than 25 years	3,141	38.80	324,890	48.83	2,577	34.31	255,574	42.42	1,688	29.56	162,202	34.97
Total	8,097	100.00%	$665,439	100.00%	7,511	100.00%	$602,511	100.00%	5,710	100.00%	$463,790	100.00%

Lending Activities

General - A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose”. At December 31, 2006, First Federal’s limit on loans-to-one borrower was $23.0 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $16.5 million, $16.0 million, $14.3 million, $13.2 million and $10.6 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2006.

Loan Portfolio Composition - The net increase in net loans receivable over the prior year was $61.8 million, $285.6 million, and $143.7 million in 2006, 2005, and 2004, respectively. First Defiance acquired net loans of $117.5 million in the ComBanc acquisition and $66.9 million in the Genoa acquisition in 2005. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Real estate:
One to four family residential	$250,808	20.1%	$275,497	23.2%	$187,775	20.9%	$162,111	21.6%	$142,355	24.7%
Five or more family residential	57,263	4.6	50,040	4.2	39,049	4.4	30,322	4.0	32,324	5.6
Nonresidential real estate	522,597	41.9	501,943	42.2	376,115	42.0	311,101	41.4	195,431	33.9
Construction	17,339	1.4	21,173	1.8	15,507	1.7	16,830	2.3	15,357	2.6
Total real estate loans	848,007	68.0	848,653	71.4	618,446	69.0	520,364	69.3	385,467	66.8

Other:
Consumer finance	43,320	3.5	54,657	4.6	45,213	5.1	39,808	5.3	37,562	6.5
Commercial	232,914	18.7	171,289	14.4	141,644	15.8	120,677	16.0	104,070	18.0
Home equity and improvement	122,789	9.8	113,000	9.5	90,839	10.1	70,038	9.3	49,889	8.7
Mobile home	450	−	640.1		299	−	449	0.1	17	-
Total non-real estate loans	399,473	32.0	339,586	28.6	277,995	31.0	230,972	30.7	191,538	33.2
Total loans	1,247,480	100.0%	1,188,239	100.0%	896,441	100.0%	751,336	100.0%	577,005	100.0%
Less:
Loans in process	6,409		8,782		6,341		6,079		7,255
Deferred loan origination fees	1,182		1,303		1,232		1,158		1,212
Allowance for loan losses	13,579		13,673		9,956		8,844		7,496
Net loans	$1,226,310		$1,164,481		$878,912		$735,255		$561,042

In addition to the loans reported above, First Defiance had $3.4 million, $5.3 million, $2.3 million, $5.9 million and $15.3 million in loans classified as held for sale at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates - The following table sets forth certain information at December 31, 2006 regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

			Due 3-5	Due 5-10	Due 10-15	Due 15+
	Due Before December 31		Years After December 31
	2007	2008	2006	2006	2006	2006	Total
	(In Thousands)
Real estate	$117,485	$55,894	$170,170	$379,588	$52,559	$72,311	$848,007
Non-real estate:
Commercial	123,165	32,485	56,734	20,109	396	25	232,914
Home equity and improvement	10,011	2,115	54,576	5,254	666	50,167	122,789
Mobile home	76	93	145	134	2	−	450
Consumer finance	17,494	11,037	14,063	556	116	54	43,320
Total	$268,231	$101,624	$295,688	$405,641	$53,739	$122,557	$1,247,480

The schedule above does not reflect the actual life of the Company’s loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give First Defiance the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2006 which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)

Real estate	$123,789	$603,954	$727,743
Commercial	13,135	97,057	110,192
Other	82,737	57,734	140,471
	$219,661	$758,745	$978,406

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

First Defiance’s loan approval process for all types of loans is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan.

A commercial loan application is first reviewed and underwritten by one of the commercial loan officers, who may approve credits within their lending limit. Another loan officer with limits sufficient to cover the exposure must approve credits exceeding an individual’s lending limit. All credits which exceed $100,000 in aggregate exposure must be presented for review or approval to the Senior Loan Committee comprised of senior lending personnel. Credits which exceed $1,000,000 in aggregate exposure must be presented for approval to the Executive Loan Committee, a committee of First Federal’s Board of Directors.

Residential mortgage applications are accepted by retail lenders or branch managers, who utilize an automated underwriting system to review the loan request. First Federal also receives mortgage applications via an online residential mortgage origination system. A final approval of all residential mortgage applications is made by a member of a centralized underwriting staff within their designated lending limits. Loan requests in excess or outside an individual underwriter’s limit are approved by the Senior Loan Committee and if necessary by the Executive Loan Committee.

Retail lenders and branch managers are authorized to originate and approve direct consumer loan requests that are within policy guidelines and within the lender’s approved lending limit. Loans in excess of any authorized lending limit or outside of policy must be approved by Senior Loan Committee and if necessary by the Executive Loan Committee. Indirect consumer loans originated by auto dealers are underwritten and approved by a designated underwriter in accordance with company policy and lending limits.

First Defiance offers adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. The demand for adjustable-rate loans in First Defiance’s primary market area has been a function of several factors, including customer preference, the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

Adjustable-rate loans represented 6.0% of First Defiance’s total originations of mortgage loans in 2006 compared to 17.3% and 22.1% during 2005 and 2004, respectively.

Adjustable-rate loans decrease the risks associated with changes in interest rates, but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The following table shows total loans originated, loan reductions, and the net increase in First Defiance’s total loans during the periods indicated:

	Years Ended December 31
	2006	2005	2004
	(In Thousands)
Loan originations:
Single family residential	$162,499	$164,687	$132,463
Multi-family residential	71,671	85,733	76,483
Non-residential real estate	168,909	162,823	137,524
Construction	24,026	27,637	20,983
Commercial	174,081	133,021	110,915
Home equity and improvement	40,498	34,221	38,552
Consumer finance	42,162	50,056	27,250
Total loans originated	683,846	658,178	544,170
Loans acquired in acquisitions	−	184,218	−
Loan reductions:
Loan pay-offs	242,137	261,046	223,976
Mortgage loans sold	134,000	111,345	104,968
Periodic principal repayments	250,324	175,220	73,698
	626,461	547,611	402,642
Net increase in total loans	$57,385	$294,785	$141,528

The loans acquired in the Genoa acquisition by category were as follows : Single family residential - $36.3 million, multi-family residential - $719,000, non-residential real estate - $7.5 million, construction - $4.5 million, commercial - $1.7 million, home equity and improvement - $13.4 million and consumer finance - $3.7 million.

The loans acquired in the ComBanc acquisition by category were as follows: Single family residential - $33.1 million, multi-family residential - $2.8 million, non-residential real estate - $57.2 million, construction - $1.9 million, commercial - $12.7 million, home equity and improvement - $4.6 million and consumer finance - $7.2 million.

Asset Quality

First Defiance’s credit policy establishes guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to ensure sound credit decisions. First Defiance’s credit policies and review procedures are meant to minimize the risk and uncertainties inherent in lending. In following the policies and procedures, management must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur because of changing economic conditions.

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2006, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Single - family residential	$1,450	0.12%	$908	0.07%	$1,694	0.14%	$4.052	0.33%
Nonresidential and Multi- family residential	1,666	0.14	420	0.03	4,977	0.40	7,063	0.57
Home equity and improvement	991	0.08	93	0.01	286	0.02	1,370	0.11
Consumer finance	271	0.02	18	0.00	54	0.00	343	0.03
Commercial	451	0.04	77	0.01	272	0.02	800	0.07
Total	$4,829	0.40%	$1,516	0.12%	$7,283	0.58%	$13,628	1.11%

Overall the level of delinquencies at December 31, 2006 was improved from the levels at December 31, 2005, when First Defiance reported that 2.41% of its outstanding loans were at least 30 days delinquent. However the level of total loans 90 or more days delinquent has increased to 0.58% at December 31, 2006 from 0.42% at December 31, 2005. Overall the level of loans that were 30 to 59 days past due and 60 to 89 days past due dropped from $11.9 million (1.02%) and $11.3 million (0.70%) respectively at December 31, 2005 to $4.8 million (0.40%) and $1.5 million (0.12%) respectively at December 31, 2006. Management has assessed the collectibility of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

 Nonperforming Assets - All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collectibility of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. When a loan is placed on nonaccrual status, total unpaid interest accrued to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the impaired loan is less than the recorded investment, First Defiance will recognize impairment by creating a valuation allowance.

Impaired loans acquired in the ComBanc and Genoa acquisitions have been accounted for under the provisions of AICPA Statement of Position 03-3 - Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Such loans were recorded at their fair value, which was estimated based on the expected cash flow of the acquired loan. In the Genoa acquisition, 10 loan relationships with a stated value of $1.5 million were recorded at $721,000. In the ComBanc acquisition, 12 loan relationships with a stated value of $3.4 million were recorded at $2.0 million. At December 31, 2006, those loans had a contractual balance of $4.1 million and were recorded at $2.4 million. If management expectations about the cash flow of those loans changes over time, the difference will be recognized as a yield adjustment over the remaining life of the respective loan. There were no significant changes in the expected cash flows of the 22 loans identified as impaired in the acquisitions during 2006.

Loans originated by First Federal having recorded investments of $4.2 million, $822,000, and $505,000 were considered impaired as of December 31, 2006, 2005 and 2004, respectively. These amounts exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. There was $111,000 of interest received and recorded in income during 2006 related to impaired loans. There was $61,000 and $36,000 recorded in 2005 and 2004 respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2006, 2005 and 2004 was $389,000, $235,000, and $102,000, respectively. The average recorded investment in impaired loans during 2006, 2005 and 2004 (excluding loans accounted for under SOP 03-3) was $4.4 million, $1.1 million and $732,000, respectively. The total allowance for loan losses related to these loans was $969,000, $380,000, and $253,000 at December 31, 2006, 2005 and 2004, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at the lower of the restated loan balance, less any allowance for loss, or fair value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value.

As of December 31, 2006, First Defiance’s total non-performing loans amounted to $7.3 million or .59% of total loans, compared to $5.0 million or 0.42% of total loans, at December 31, 2005. Non-performing loans are loans which are more than 90 days past due and are all classified as non-accrual at December 31, 2006. The nonperforming loan balance includes $4.0 million of loans originated by First Federal also considered impaired and $399,000 of acquired loans accounted for under SOP 03-3.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2006		2005		2004		2003		2002
	(Dollars in Thousands)
Nonperforming loans:
Single-family residential		$1,694		$2,648		$419		$471		$404
Nonresidential and multi-family residential real estate		4,977		1,917		1,014		1,092		1,217
Commercial		272		287		450		949		879
Mobile home		−		−		−		−		−
Consumer finance		340		100		10		33		25
Total nonperforming loans		7,283		4,952		1,893		2,545		2,525

Real estate owned		2,321		315		49		397		175
Other repossessed assets		71		89		49		7		31
Total repossessed assets		2,392		404		98		404		206

Total nonperforming assets		$9,675		$5,356		$1,991		$2,949		$2,731

Troubled debt restructurings	$	−	$	−	$	−	$	−	$	−

Total nonperforming assets as a percentage of total assets of continuing operations		0.63%		0.37%		0.18%		0.28%		0.31%
Total nonperforming loans and troubled debt restructurings as a percentage of total loans		0.59%		0.42%		0.21%		0.34%		0.43%
Allowance for loan losses as a percent of total nonperforming assets		140.35%		255.28%		500.05%		299.90%		274.48%

In addition to the $9.7 million of loans reported above and $2.7 million of loans considered impaired (including loans accounted for under SOP 03-3), which are not included in the loans reported above, there are approximately $31.4 million of performing loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the inclusion of such loans in non-performing loans at some future date. In analyzing these loans for the purpose of determining the adequacy of the allowance for loan losses, management has determined that these loans generally have significant collateral, strong guarantors, or both.

Allowance for Loan Losses - First Defiance maintains an allowance for loan losses to absorb probable credit losses in the loan portfolio. The balance of the allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by First Defiance, industry standards, past due loan amounts and trends, general economic conditions and other factors related to the collectibility of the loan portfolio. The Company principally uses its own loss experience in calculating its loan loss provision. However, in those instances where the Company’s experience with certain types of lending is new or recent and therefore historical losses are less meaningful, management will consider such other factors as industry loss statistics, experience of other financial institutions operating in the same geographic area, and inherent risks associated with the borrower in determining the required allowance. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio using a scale of one to ten. Loans graded in the three worst categories (substandard, doubtful and loss) generally have specific allowances. Loans graded as substandard would generally have allowances that range between zero and 20% based on management’s knowledge of the credit and other local factors. Substandard loans that have no allowances generally exhibit negative financial characteristics, such as poor cash flow or declining sales, but have offsetting credit strengths, such as an abundance of collateral or the existence of a strong guarantor. Loans classified as doubtful generally have an allowance of 50% and loans classified as loss have a 100% loan loss provision, unless other facts and circumstances, such as strength of collateral or strength of guarantors warrant a different percentage. Management also engages a third-party to perform an independent loan review on a semi-annual basis. That third party reviews all loan relationships in excess of $250,000 and, among other things, challenges management’s loan grades.

Loans charged-off are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remains static. To the extent that the portfolio grows at a rapid rate or overall quality deteriorates, the provision generally will exceed charge-offs. However, in certain circumstances, including in 2006, charge-offs may exceed the provision for loan losses when management determines that loans previously provided for in the allowance for loan losses are uncollectible and should be charged off. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2006, First Defiance’s allowance for loan losses amounted to $13.6 million compared to $13.7 million at December 31, 2005. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Allowance at beginning of year	$13,673	$9,956	$8,844	$7,496	$6,548
Provision for credit losses	1,756	1,442	1,549	1,719	1,451
Allowance acquired in acquisitions	−	3,027	−	−	−
Charge-offs:
One to four family residential real estate	513	182	52	18	110
Commercial real estate	1,028	226	58	162	184
Commercial	177	267	390	375	36
Consumer finance	392	354	186	170	390
Home equity and improvement	166	25	−	−	−
Total charge-offs	2,276	1,054	686	725	720
Recoveries	426	302	249	354	217
Net charge-offs	1,850	752	437	371	503
Ending allowance	$13,579	$13,673	$9,956	$8,844	$7,496

Allowance for loan losses to total non-performing loans at end of year	186.45%	276.11%	525.94%	347.50%	296.87%
Allowance for loan losses to total loans at end of year	1.10%	1.16%	1.13%	1.19%	1.32%
Allowance for loan losses to net charge-offs for the year	734.00%	1,818.22%	2,278.26%	2,383.82%	1,490.26%
Net charge-offs for the year to average loans	0.15%	0.07%	0.05%	0.06%	0.10%

The provision for credit losses has remained stable over the five-year period shown in the above table. Although charge-offs increased significantly in 2006 over previous year levels, the relative level of loan charge-offs is still considered low when compared to a peer group of Midwest Banks with assets between $750 million and $2.5 billion.. The allowance for loan losses increased significantly in 2005 because of allowances acquired in the acquisitions. The level of charge-offs increased in 2006 and 2005 because of general growth in the overall portfolio as well as activity related primarily to acquired loans. Management anticipates that the level of charge-offs will remain higher than historical levels as loans acquired in the two acquisitions are charged off. Management also believes the level of allowance for loan losses acquired in the acquisitions is sufficient to cover the anticipated charge-offs of these acquired loans.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition.”

	December 31
	2006		2005		2004		2003		2002
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars in Thousands)
Single family residential	$2,077	20.1%	$1,484	23.2%	$239	22.8%	$386	24.4%	$587	29.2%
Nonresidential and Multi-family residential real estate	8,551	46.5	8,965	46.4	6,538	46.3	6,265	45.1	4,293	38.5
Other:
Commercial loans	2,244	18.7	2,287	14.4	2,454	15.8	1,424	15.9	1,729	17.6
Consumer and home equity and improvement loans	707	14.7	937	16.0	725	15.1	769	14.6	887	14.7
	$13,579	100.0%	$13,673	100.0%	$9,956	100.0%	$8,844	100.0%	$7,496	100.0%

Sources of Funds

General - Deposits are the primary source of First Defiance’s funds for lending and other investment purposes. In addition to deposits, First Defiance derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the FHLB may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes. During 2005, First Defiance issued $20.0 million of trust preferred securities through an unconsolidated affiliated trust. Proceeds from the offering were used for general corporate purposes including funding of dividends and stock buybacks as well as bolstering regulatory capital at the First Federal level.

Deposits - First Defiance’s deposits are attracted principally from within First Defiance’s primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.

To supplement its funding needs, First Defiance also utilizes brokered Certificates of Deposit. Such deposits have maturities ranging from three months to one year. The total balance of brokered certificates of deposit was $17.6 million at December 31, 2006. Brokered CDs at December 31, 2005 totaled $37.0 million.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$95,044	−	$86,741	−	$56,241	−
Interest bearing demand deposits	289,214	2.44%	273,502	1.19%	232,044	0.74%
Savings deposits	76,775	0.36	87,708	0.27	53,247	0.25
Time deposits	640,479	4.05	570,826	3.00	413,796	2.68
Totals	$1,101,512	3.02%	$1,018,777	2.02%	$755,328	1.71%

The following table sets forth the maturities of First Defiance’s certificates of deposit having principal amounts of $100,000 or more at December 31, 2006 (in thousands):

Certificates of deposit maturing in quarter ending:
March 31, 2007	$58,326
June 30, 2007	45,674
September 30, 2007	26,989
December 31, 2006	24,632
After December 31, 2007	17,783
Total certificates of deposit with balances of $100,000 or more	$173,404

The following table details the deposit accrued interest payable as of December 31:

	2006	2005
	(In Thousands)

Interest bearing demand deposits and money market accounts	$216	$120
Savings Accounts	−	−
Certificates	1,651	876
	$1,867	$996

For additional information regarding First Defiance’s deposits see Note 10 to the financial statements.

Borrowings— First Defiance may obtain advances from the FHLB of Cincinnati upon the security of certain of its residential mortgage loans, non-residential loans and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	December 31
	2006	2005	2004
	(Dollars in Thousands)
Long-term:
FHLB advances	$129,128	$152,460	$151,713
Weighted average interest rate	5.01%	4.65%	4.62%

Short-term:
FHLB advances	$33,100	$28,500	$26,500
Weighted average interest rate	5.18%	3.65%	2.20%
Revolving borrowings	-	-	3,000
Weighted average interest rate	-	-	2.25%
Securities sold under agreement to repurchase	$30,424	$25,748	$11,804
Weighted average interest rate	2.98%	2.68%	1.57%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s Long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2006	2005	2004
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$152,164	$154,602	$153,373
Average balance	141,836	153,267	152,547
Weighted average interest rate	4.89%	4.63%	4.61%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2006	2005	2004
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$57,500	$45,000	$28,500
Average balance	40,104	14,313	15,577
Weighted average interest rate	5.10%	3.79%	1.55%
Revolving credit agreements:
Maximum balance	$-	$43,799	$3,000
Average balance	80	301	1,349
Weighted average interest rate	5.13%	2.25%	2.20%
Securities sold under agreement to repurchase:
Maximum balance	$30,424	$25,748	$12,606
Average balance	20,318	17,718	10,612
Weighted average interest rate	2.84%	2.18%	1.08%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2006, there was $129.1 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $33.1 million and $28.5 million in short-term advances outstanding at December 31, 2006 and 2005, respectively. At December 31, 2006, $33.1 million was outstanding under First Defiance’s REPO advance line of credit. The total available under the line is $100.0 million. Additionally, First Defiance has $15.0 million available under a Cash Management advance line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, non-mortgage loans, cash and investment securities. At December 31, 2006, irregardless of amounts available on the REPO and Cash Management line, First Federal’s additional borrowing capacity with the FHLB was $50.8 million due to these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $18.6 million at December 31, 2006.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time homebuyers.

For additional information regarding First Defiance’s FHLB advances and other debt see Notes 11, 12 and 13 to the financial statements.

Subordinated Debentures - In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (the Trust Affiliate), that issued $20 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $20.6 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to the Trust Affiliate. The Trust Affiliate was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by the Trust Affiliate are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by the Trust Affiliate are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 6.74% as of December 31, 2006.

The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures may be redeemed by the issuer at par after October 28, 2010. The Subordinated Debentures mature on December 15, 2035.

Employees

First Defiance had 476 employees at December 31, 2006. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

Competition

Competition in originating non-residential mortgage and commercial loans comes mainly from commercial banks with banking center offices in the Company’s market area. Competition for the origination of mortgage loans arises mainly from savings associations, commercial banks, and mortgage companies. The distinction among market participants is based on a combination of price, the quality of customer service and name recognition. The Company competes for loans by offering competitive interest rates and product types and by seeking to provide a higher level of personal service to borrowers than is furnished by competitors. First Federal has a significant market share of the lending markets in which it conducts operations.

Management believes that First Federal’s most direct competition for deposits comes from local financial institutions. The distinction among market participants is based on price and the quality of customer service and name recognition. First Federal’s cost of funds fluctuates with general market interest rates. During certain interest rate environments, additional significant competition for deposits may be expected from corporate and governmental debt securities, as well as from money market mutual funds. First Federal competes for conventional deposits by emphasizing quality of service, extensive product lines and competitive pricing.

Regulation

General - First Defiance and First Federal are subject to regulation, examination and oversight by the OTS. Because the FDIC insures First Federal’s deposits, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the OTS and examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. First Federal is subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

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

The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2006, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	December 31, 2006
	Amount	Percent
	(In Thousands)
Tangible Capital	$140,017	9.42%
Requirement	22,293	1.50
Excess	$117,724	7.92%

Core Capital	$140,017	9.42%
Requirement	59,448	4.00
Excess	$80,569	5.42%

Total risked-based capital	$153,596	11.85%
Risk-based requirement	103,716	8.00
Excess	$49,880	3.85%

First Federal’s capital at December 31, 2006, meets the standards for a well-capitalized institution. There are no conditions or events since the most recent notification from the OTS regarding those capital standards that management believes have changed any of the well-capitalized categorizations of First Federal.

Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. In addition, all related party transactions must be approved by the Company’s audit committee pursuant to Nasdaq Rule 4350(h), including loans made by financial institutions in the ordinary course of business. All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act (FRA) and the Federal Reserve Board’s Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance is an affiliate of First Federal.

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

Interest Rate Risk

The earnings and financial condition of First Defiance are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of the spread between interest earned on loans and investments and interest paid on deposits and borrowings could adversely affect our earnings and financial condition.

Interest rates are highly sensitive to many factors including:

•	The rate of inflation;
•	Economic conditions;
•	Federal monetary policies;
•	Stability of domestic and foreign markets.

Changes in market interest rates will also affect the level of prepayments on loans as well as the payments received on mortgage backed securities, requiring the reinvestment at lower rates than the loans or securities were paying.

First Federal Bank originates a significant amount of residential mortgage loans for sale and for our portfolio. The origination of residential mortgage loans is highly dependent on the local real estate market and the level of interest rates. Increasing interest rates tend to reduce the origination of loans for sale and consequently fee income, which we report as mortgage banking income. Conversely, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of mortgage servicing rights on the loans sold to be lower than originally anticipated. If this happens, the Company may be required to write down the value of our mortgage servicing rights faster than anticipated, which will increase expense and lower earnings.

Credit Risk

First Defiance’s earnings and financial condition may be adversely affected if the Company fails to adequately manage credit risk. The Company’s primary business is the origination and underwriting of loans. This business requires the Company to take “credit risk” which is the risk of losing principal and interest income because borrowers fail to repay their loans. The ability of borrowers to repay their loans and the value of collateral securing such loans may be affected by a number of factors including:

•	A slowdown in the local economy where the Company’s markets are located or the national economy;
•	A downturn in the business sectors in which the Company’s loan customers operate;
•	A rapid increase in interest rates.

Liquidity Risk

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Company is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors, with limits monitored by the Asset/Liability committee.

First Defiance’s sources of liquidity include both local deposits and wholesale funding sources. Wholesale funding sources include Federal Home Loan Bank advances, Federal Funds purchased, securities sold under repurchase agreements, brokered or other out-of-market certificate of deposit purchases, and a line of credit with a commercial bank. Also the Company maintains a portfolio of securities that can be used as a secondary source of liquidity. Other sources of liquidity that may be available if necessary include the sale or securitization of loans, the issuance of additional collateralized borrowings beyond those currently utilized with the Federal Home Loan Bank, the issuance of debt securities and the issuance of preferred or common securities in public or private transactions.

The inability of the Company to access the above listed sources of liquidity when needed could cause First Federal to be unable to meet customer needs, which could adversely impact its financial condition, results of operations, cash flow, or regulatory capital levels. For further discussion, see the “Liquidity and Capital Resources” section included in the 2006 Annual Report to Stockholders, which is filed as Exhibit 13.1 to this report, and incorporated herein by reference.

Economy

The Company operates its banking and insurance business units within the geographic area comprised of the northwest corner of the state of Ohio and adjacent counties in Indiana and Michigan. Weaknesses in this geographic market area could be caused by such factors as an increase in the unemployment rate, a decrease in real estate values, or significant increases in interest rates. Any such weakness could have a negative impact on our earnings and financial condition because:

•	Demand for our products and services may go down;
•	Borrowers may be unable to make payments on their loans;
•	The value of collateral securing loans may decline;
•	The overall quality of the loan portfolio may decline;
•	Local market-area deposits may decline, impacting the Company’s cost of funding and its liquidity.

Competition

Competition in the Company’s market area may reduce First Defiance’s ability to originate loans and attract and retain deposits. First Defiance faces competition both in originating loans and attracting deposits. Competition is intense in the financial services industry. The Company competes in its market area by offering superior service and competitive rates and products. The type of institutions First Defiance competes with include large regional commercial banks, smaller community banks, savings institutions, mortgage banking firms, credit unions, finance companies, brokerage firms, insurance agencies and mutual funds. As a result of their size and ability to achieve economies of scale, certain of First Defiance’s competitors can offer a broader range of products and services than the Company can offer. To stay competitive in its market area, First Defiance may need to adjust the interest rates on its products to match rates of its competition, which will have a negative impact on net interest margin. The Company’s continued profitability depends on its ability to continue to effectively compete in its market areas.

Operational Risks

First Defiance processes a large volume of transactions on a daily basis and is exposed to numerous types of risks resulting from inadequate or failed internal processes, people and systems. These risks include but are not limited to the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. The risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of noncompliance with applicable regulatory standards.

The Company has established and maintains a system of internal controls that provide management with information on a timely basis and allows for the monitoring of compliance with operational standards. While not foolproof, these systems have been designed to manage operational risks at an appropriate, cost effective level. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. Periodically losses from operational risks may occur, including the effects of operational errors. Such losses are included in non-interest expense as incurred. While management continually monitors the system of internal control, as well as data processing systems and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.

First Defiance’s operations are also dependent on the existing infrastructure, including equipment and facilities. Extended disruption of vital infrastructure as a result of fire, power loss, natural disaster, telecommunications failures, computer hacking or viruses, terrorist activity or the domestic response to such activity, or other events outside of the control of management could have a material adverse impact on the financial services industry as a whole and on First Defiance’s business, results of operations, cash flows and financial condition in particular. First Defiance has a business recovery plan but there are no assurances that such plan will work as intended or that it will prevent significant interruptions to operations.

Government Regulation

First Defiance’s business may be adversely affected by changes in the regulatory environment or by changes in government policies as a whole. The earnings of financial institutions such as First Defiance and First Federal are affected by the policies of the regulatory authorities, including the Federal Reserve Board, which regulates the money supply, and the Office of Thrift Supervision, which regulates unitary thrift holding companies such as First Defiance and savings banks such as First Federal.

Among the methods employed by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in the reserve requirement against member bank deposits. These tools are utilized by the Federal Reserve in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and they have a significant impact on interest rates charged on loans and paid on deposits. The influence of the monetary policies of the Federal Reserve Board is expected to have a continuing and profound effect on the operating results of commercial and savings banks.

Policies, administration guidelines, and regulatory practices of the Office of Thrift Supervision and other banking regulators have a significant impact on the operations of First Federal and First Defiance. It is possible that certain of those regulations will negatively impact the Company’s operating results or financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2006, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and twenty-five other full service banking centers in northwestern Ohio. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2006. See Note 9 to the Consolidated Financial Statements.

Description/address	Leased/ Owned	Net Book Value of Property	Deposits
		(In Thousands)
Main Office, First Federal
601 Clinton Street, Defiance, OH	Owned	$5,414	$226,276

Branch Offices, First Federal
204 E. High Street, Bryan, OH	Owned	915	106,429
211 S. Fulton Street, Wauseon, OH	Owned	636	49,644
625 Scott Street, Napoleon, OH	Owned	1,339	67,683
1050 East Main Street, Montpelier, OH	Owned	471	34,854
926 East High Street, Bryan, OH	Owned	92	7,173
1800 Scott Street, Napoleon, OH	Owned	1,602	20,883
1177 N. Clinton Street, Defiance, OH	Leased	1,212	29,766
905 N. Williams St., Paulding, OH	Owned	958	35,186
201 E. High St., Hicksville, OH	Owned	481	17,352
3900 N. Main St., Findlay, OH	Owned	1,226	40,068
11694 N. Countyline St., Fostoria, OH	Owned	788	21,701
1226 W. Wooster, Bowling Green, OH	Owned	1,214	56,839
301 S. Main St., Findlay, OH	Owned	1,338	34,075
405 E. Main St., Ottawa, OH	Owned	453	66,957
124 E. Main St., McComb, OH	Owned	248	20,583
7591 Patriot Dr., Findlay, OH	Owned	1,341	11,318
417 W Dussell Dr., Maumee, OH	Leased	1,118	30,153
230 E. Second St., Delphos, OH	Owned	1,288	99,564
105 S. Greenlawn Ave., Elida, OH	Owned	399	36,782
2600 Allentown Rd., Lima, OH	Owned	950	34,319
2285 N. Cole St., Lima, OH	Owned	482	9,326
22020 W. State Rt. 51, Genoa, OH	Owned	1,062	41,769
2760 Navarre Ave., Oregon, OH	Leased	263	19,077
1077 Louisiana Ave., Perrysburg, OH	Leased	86	15,100
2565 Shawnee Road, Lima, OH	Owned	1,766	5,568

First Insurance & Investments
419 5th Street, Suite 1200, Defiance, OH	Leased	184	N/A
		$27,326	$1,138,445

Item 3.	Legal Proceedings

First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of securities holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuers Purchases of Common Stock

The Company’s common stock trades on The Nasdaq Stock Market under the symbol “FDEF.” As of March 2, 2007, the Company had 2,075 shareholders of record.

The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2006 and 2005.

	Years Ending
	December 31, 2006			December 31, 2005
	High	Low	Dividend	High	Low	Dividend

Quarter ended:
March 31	$28.88	$25.39	$.24	$29.90	$26.00	$.22
June 30	30.29	25.09	.24	30.46	25.29	.22
September 30	28.69	25.18	.24	31.44	26.21	.22
December 31	30.70	26.87	.25	30.06	25.56	.24

The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association’s retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal did not pay any dividends to First Defiance during 2006 and $34.4 million during 2005.

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common stock and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2001, and the reinvestment of all dividends are assumed.

Total Return Performance
250
225
200
175
150
125
100
75
50
Index Value
First Defiance Financial Corp.
NASDAQ Composite
SNL NASDAQ Bank Index
SNL Midwest Thrift Index
12/31/01
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First Defiance Financial Corp.	100.00	128.27	180.91	207.84	201.50	233.26
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62
SNL Midwest Thrift Index	100.00	128.91	179.09	197.78	193.27	219.35

First Defiance completed the following common stock repurchases during the 2006 fourth quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2006 to October 21. 2006	3,309	$28.53	3,309	312,910
November 1, 2006 to November 30, 2006 (b)	3,309	$28.85	1,727	311,183
December 1, 2006 to December 31, 2006	425	$30.00	425	310,758
Total	7,043	$28.77	5,461	310,758

(a)
On July 18, 2003, First Defiance announced that its Board of Directors had authorized management to repurchase up to 10% of the Registrant’s common stock through open market or in any private transaction. The authorization, which is for 639,828 shares, does not have an expiration date.

(b)	November purchases included 1,582 shares acquired upon exercise of stock options.

Item 6.	Selected Financial Data

Information required by this item is set forth on pages 12 and 13 in the 2006 Annual Report to Stockholders, which is filed as Exhibit 13.1 to this report, and incorporated by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2006 Annual Report to Stockholders, which is filed as Exhibit 13.1 to this report, and incorporated herein by reference.

Item 7a:	Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is set forth in the caption “Quantitative and Qualitative Disclosure About Market Risk” included in the 2006 Annual Report to Stockholders, which is filed as Exhibit 13.1 to this report and incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is set forth in the Reports of Independent Registered Public Accounting Firms, Consolidated Statements of Financial Condition, Consolidated Statements of Income, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements included in the 2006 Annual Report to Stockholders, which is filed as Exhibit 13.1 to this report and incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

Item 9a:	Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2006, are effective in timely alerting them to material information relating to First Defiance Financial Corp. (including its consolidated subsidiaries) required to be included in First Defiance’s periodic filings under the Exchange Act.

Internal Control Over Financial Reporting

Information required by this item is set forth in “Report of Management and “Report of Independent Registered Public Accounting Firm” included in the 2006 Annual Report to Stockholders which is filed as Exhibit 13.1 to this report and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9b:	Other Information

None

PART III

Item 10:	Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from the sections captioned: “Proposal 1 - Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Compliance” of the definitive proxy statement dated March 16, 2007.

First Defiance has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements.

Item 11:	Executive Compensation

Information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” of the definitive proxy statement dated March 16, 2007.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Beneficial Ownership” of the definitive proxy statement dated March 16, 2007.

Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to the shares of First Defiance Financial Corp. common stock that may be issued under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
1993 Stock Incentive Plan	20,836	$12.93	-0-
1996 Stock Option Plan	82,218	$14.56	250
2001 Stock Option and Incentive Plan	216,300	$18.91	9,100
2005 Stock Option and Incentive Plan	84,800	$26.29	266,050
1996 Management Recognition Plan	N/A	N/A	155

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Composition of the Board” and “Related Person Transactions” of the definitive proxy statement dated March 16, 2007.

Item 14:	Principal Accountant Fees and Services

Information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” of the definitive proxy statement dated March 16, 2007.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

The report of independent registered public accounting firms and consolidated financial statements appearing in our 2006 Annual Report on the pages indicated below are incorporated by reference in Item 8.

(1)
We are not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(2)
The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10.1 through 10.12.

(3)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

March 15, 2007	By:	/s/ John C. Wahl
John C. Wahl, Exec.V.P, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2007.

Signature	Title

/s/ William J. Small	Chairman of the Board, President and
William J. Small	Chief Executive Officer

/s/ John C. Wahl	Executive Vice President and
John C. Wahl	Chief Financial Officer

/s/ James L. Rohrs	Director, Executive Vice President
James L. Rohrs

/s/ Stephen L. Boomer	Director, Vice Chairman
Stephen L. Boomer

/s/ John L. Bookmyer	Director
John L. Bookmyer

/s/ Dr. Douglas A. Burgei	Director
Dr. Douglas A. Burgei

/s/ Peter A. Diehl	Director
Peter A. Diehl

/s/ Dr. John U. Fauster, III	Director
Dr. John U. Fauster, III

/s/ Dwain I. Metzger	Director
Dwain I. Metzger

/s/ Gerald W. Monnin	Director
Gerald W. Monnin

/s/ Samuel S. Strausbaugh	Director
Samuel S. Strausbaugh

/s/ Thomas A. Voigt	Director
Thomas A. Voigt

Exhibit Index

This report incorporates by reference the documents listed below that we have previously filed with the SEC. The SEC allows us to incorporate by reference information in this document. The information incorporated by reference is considered to be part of this document.

This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549. The SEC also maintains an internet web site that contains reports, proxy statements, and other information about issuers, like First Defiance, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by First Defiance with the SEC are also available at the First Defiance Financial Corp. web site. The address of the site is http://www.fdef.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this report.

Exhibit
Number	Description
3.1	Articles of Incorporation	(1)
3.2	Code of Regulations	(1)
3.2	Bylaws	(1)
4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(4)
10.1	1996 Stock Option Plan	(2)
10.2	Form of Incentive Stock Option Award Agreement	(3)
10.3	Form of Nonqualified Stock Option Award Agreement	(3)
10.4	1996 Management Recognition Plan and Trust	(2)
10.5	2001 Stock Option and Incentive Plan	(5)
10.6	1993 Stock Incentive Plan	(1)
10.7	Employment Agreement with William J. Small	(6)
10.8	Employment Agreement with James L. Rohrs	(2)
10.9	Employment Agreement with John C. Wahl	(2)
10.10	Employment Agreement with Gregory R. Allen	(7)
10.11	Description of Annual Bonus	(8)
10.12	2005 Stock Option and Incentive Plan	(9)
13.1	2006 Annual Report to Stockholders	(4)
14	Code of Ethics	(4)
21	List of Subsidiaries of the Company	(4)
23.1	Consent of Crowe Chizek and Company LLC	(4)
23.2	Consent of Ernst & Young LLP	(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354).
(2)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2001 Form 10-K
(3)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2004 Form 10-K
(4)	Included herein
(5)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement
(6)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2000 Form 10-K
(7)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2002 Form 10-K
(8)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2005 Form 10-K
(9)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement