Form 10-Q
period 2007-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2007-05-10
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

                  First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 7,196,609 shares outstanding at May 8, 2007.

FIRST DEFIANCE FINANCIAL CORP.

Index

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	March 31, 2007	December 31, 2006
	(In Thousands)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$36,376	$47,668
Interest-bearing deposits	2,380	2,355
	38,756	50,023
Securities:
Available-for-sale, carried at fair value	109,230	110,682
Held-to-maturity, carried at amortized cost
(fair value $1,425 and $1,492 at March 31, 2007
and December 31, 2006, respectively)	1,375	1,441
	110,605	112,123
Loans held for sale	3,832	3,426
Loans receivable, net of allowance of $13,752 at March 31, 2007 and $13,579 at December 31, 2006, respectively	1,223,320	1,226,310
Accrued interest receivable	7,278	6,984
Federal Home Loan Bank stock	18,586	18,586
Bank owned life insurance	27,680	25,326
Premises and equipment	35,117	34,899
Real estate and other assets held for sale	2,581	2,392
Goodwill	36,464	35,090
Core deposit and other intangibles	4,074	3,397
Mortgage servicing rights	5,602	5,529
Other assets	4,519	3,794
Total assets	$1,518,414	$1,527,879

See accompanying notes.

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	March 31, 2007	December 31, 2006
	(In Thousands)
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,146,319	$1,138,445
Advances from the Federal Home Loan Bank	128,907	162,228
Short term borrowings and other interest-bearing liabilities	23,450	30,424
Subordinated debentures	36,083	20,619
Advance payments by borrowers	386	667
Deferred taxes	1,162	1,295
Other liabilities	17,567	14,376
Total liabilities	1,353,874	1,368,054

Stockholders’ equity:
Preferred stock, no par value per share:
5,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share:
20,000 shares authorized; 11,703 shares issued
and 7,227 and 7,142 shares outstanding, respectively	117	117
Additional paid-in capital	111,958	110,285
Stock acquired by ESOP	(415)	(628)
Accumulated other comprehensive loss, net of
tax of $(307) and $(362), respectively	(574)	(671)
Retained earnings	121,711	120,112
Treasury stock, at cost, 4,476 and 4,561 shares respectively	(68,257)	(69,390)
Total stockholders’ equity	164,540	159,825

Total liabilities and stockholders’ equity	$1,518,414	$1,527,879

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Income
(UNAUDITED)
(Amounts in Thousands, except per share data)

	Three Months Ended
	March 31
	2007	2006
Interest Income
Loans	$22,298	$20,047
Investment securities:
Taxable	1,128	1,069
Non-taxable	304	274
Interest-bearing deposits	11	71
FHLB stock dividends	292	248
Total interest income	24,033	21,709
Interest Expense
Deposits	9,540	6,823
FHLB advances and other	2,003	2,147
Subordinated debentures	337	298
Notes payable	169	132
Total interest expense	12,049	9,400
Net interest income	11,984	12,309
Provision for loan losses	457	383
Net interest income after provision for loan losses	11,527	11,926
Non-interest Income
Service fees and other charges	2,518	1,791
Insurance commission income	1,703	1,660
Mortgage banking income	782	734
Gain on sale of non-mortgage loans	5	-
Gain on sale of securities	-	-
Trust income	86	79
Income from Bank Owned Life Insurance	304	237
Other non-interest income	209	15
Total non-interest income	5,607	4,516
Non-interest Expense
Compensation and benefits	6,552	6,106
Occupancy	1,403	1,219
State franchise tax	363	327
Data processing	953	914
Amortization of intangibles	143	179
Other non-interest expense	2,357	1,997
Total non-interest expense	11,771	10,742
Income before income taxes	5,363	5,700
Federal income taxes	1,757	1,848
Net Income	$3,606	$3,852

Earnings per share (Note 6)
Basic	$0.51	$0.55
Diluted	$0.50	$0.54
Dividends declared per share (Note 5)	$0.25	$0.24
Average shares outstanding (Note 6)
Basic	7,119	7,005
Diluted	7,229	7,182

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended
	March 31
	2007	2006

Balance at beginning of period	$159,825	$151,216
Adjustment to initially apply FIN 48	(200)	-
Balance at beginning of period as adjusted	159,625	151,216
Comprehensive income:
Net income	3,606	3,852
Other comprehensive income (loss)	97	(552)
Total comprehensive income	3,703	3,300
ESOP shares released	701	675
Stock option expense	59	59
Tax benefit of employee plans	44	-
Shares issued under stock option plans	272	1,215
Treasury shares repurchased	(326)	(726)
Issuance of stock for acquisition of Huber, Harger, Welt and Smith	2,250	-
Common cash dividends declared (Note 5)	(1,788)	(1,694)

Balance at end of period	$164,540	$154,045

See Accompanying Notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net cash provided by operating activities	$6,399	$5,003

Investing Activities
Proceeds from maturities of held-to-maturity securities	66	77
Proceeds from maturities of available-for-sale securities	5,272	4,131
Proceeds from sale of available-for-sale securities	-	-
Proceeds from sale of real estate and other assets held for sale	466	596
Proceeds from sale of property, plant and equipment	-	11
Net cash received for acquisition of Huber, Harger, Welt and Smith	188	-
Proceeds from sale of non-mortgage loans	251	-
Purchases of available-for-sale securities	(3,693)	(2,591)
Investment in bank owned life insurance	(2,060)	-
Purchases of office properties and equipment	(852)	(1,223)
Net increase (decrease) in loans receivable	1,670	(29,273)
Net cash provided by/used in investing activities	1,308	(28,272)

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	7,630	12,122
Repayment of Federal Home Loan Bank long-term advances	(217)	(1,401)
Net (decrease) increase in Federal Home Loan Bank
short-term advances	(33,100)	5,900
Proceeds from Federal Home Loan Bank long-term advances	-	-
Proceeds from issuance of subordinated debentures	15,464	-
Decrease in securities sold under repurchase agreements	(6,974)	(3,393)
Purchase of common stock for treasury	(326)	(726)
Cash dividends paid	(1,767)	(1,663)
Proceeds from exercise of stock options	272	1,215
Excess tax benefits from exercise of stock options	44	-
Net cash provided by financing activities	(18,974)	12,054
(Decrease) increase in cash and cash equivalents	(11,267)	(11,215)
Cash and cash equivalents at beginning of period	50,023	49,256
Cash and cash equivalents at end of period	$38,756	$38,041

Supplemental cash flow information:
Interest paid	$11,900	$9,422
Income taxes paid	$-	$-
Transfers from loans to other real estate owned and other
assets held for sale	$655	$3,902

See accompanying notes.

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2007 and 2006)

1.	Principles of Consolidation

The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company"), its two wholly owned subsidiaries, First Federal Bank of the Midwest ("First Federal") and First Insurance and Investments, Inc. (“First Insurance”). In the opinion of management, all significant inter-company accounts and transactions have been eliminated in consolidation.

2.	Basis of Presentation

The consolidated condensed statement of financial condition at December 31, 2006 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2007 and for the three-month period ending March 31, 2007 and 2006 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2006 Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal Bank and First Insurance. At March 31, 2007 goodwill totaled $36.5 million. The acquisition of Huber, Harger, Welt and Smith added approximately $1.4 million of goodwill in the first quarter of 2007.

Income Taxes

The Company’s effective tax rate differs from the statutory 35% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes, partially offset by the excess of fair value over cost of allocated ESOP shares which is not deductible for Federal income taxes.

Index

2.	Basis of Presentation (continued)

Stock Compensation

The Company accounts for stock-based awards in accordance with SFAS 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options and stock grants is determined using the Black-Scholes valuation model. SFAS 123(R) provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered.

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

Recent Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value. The Statement applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions including the adoption of SFAS No. 157 at the same time. First Defiance chose not to early adopt SFAS 159 and is currently assessing whether fair value accounting is appropriate for any of its eligible items and currently can not estimate the impact, if any, on the consolidated financial statements or results of operations.

Index

2.	Basis of Presentation (continued)

Recent Accounting Pronouncements (continued)

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within the hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 157 on its financial statements.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS 140. Entities that elect to subsequently measure their servicing rights at fair value may no longer find it necessary to qualify for and apply the provisions of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to achieve an income statement effect similar to the application of hedge accounting for instruments used to manage the effect of interest rate changes on servicing rights. Adoption of this Statement was required as of the beginning of the fiscal year that began after September 15, 2006. First Defiance adopted SFAS 156 on January 1, 2007 and did not elect the fair value measurement option.

Index

2.	Basis of Presentation (continued)

Recent Accounting Pronouncements (continued)

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note 13.

3.	Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. As of March 31, 2007, 384,682 options (378,853 for employees and 5,829 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Three months ended March 31
	2007		2006
	Options Outstanding	Weighted Average Option Prices	Options Outstanding	Weighted Average Option Prices
Options outstanding, beginning of period	404,154	$19.36	569,099	$16.00
Forfeited or cancelled	(50)	25.89	(7,800)	20.02
Exercised	(19,422)	14.01	104,855	11.59
Granted	-	-	-	-
Options outstanding, end of period	384,682	$19.63	456,444	$16.95

Index

3.	Stock Compensation Plans (continued)

Proceeds, related tax benefits realized from options exercised, and intrinsic value of options exercised were as follows:

	Three Months Ended March 31
	2007	2006
Proceeds of options exercised	$272,146	$1,215,491
Related tax benefit recognized	43,774	184,516
Intrinsic value of options exercised	291,253	1,602,354

The aggregate intrinsic value of all options outstanding at March 31, 2007 was $3.49 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2007 was $3.04 million.

Options outstanding at March 31, 2007 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$8.25 - $12.99	26,000	$11.54	2.4	26,000	$11.54
$13.00 - $17.99	156,429	14.30	3.3	156,429	14.30
$18.00 - $23.99	48,150	19.40	5.9	29,650	19.37
$23.00 - $27.99	154,103	26.10	8.1	32,251	26.57
Outstanding at period end	384,682	$19.63	5.5	244,330	$16.21

4.	Acquisitions

On February 28, 2007, First Defiance acquired Huber, Harger, Welt and Smith, (“Huber”), an insurance agency headquartered in Bowling Green, Ohio for a purchase price comprised of 76,435 shares of First Defiance common stock and future consideration to be paid in cash in 2009 and 2010.

Management is still finalizing the purchase price allocation as it relates to the tangible and identifiable intangible assets and liabilities acquired. As of March 31, 2007, management has estimated goodwill of $1.4 million and identifiable intangible assets of $820,000 consisting of customer relationship intangible of $320,000 and a non-compete intangible of $500,000.

5.	Dividends on Common Stock

As of March 31, 2007, First Defiance had declared a quarterly cash dividend of $.25 per share for the first quarter of 2007, payable on April 27, 2007.

Index

6.	Earnings Per Share

Basic earnings per share as disclosed under SFAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month period ended March 31, 2007 and 2006. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three month period ended March 31, 2007 and 2006, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earning per share (in thousands except per share data):

	Three months ended March 31,
	2007	2006
Numerator for basic and diluted earnings per share – Net income	$3,606	$3,852
Denominator:
Denominator for basic earnings per share – weighted average shares	7,119	7,005
Effect of dilutive securities:
Employee stock options	110	177
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	7,229	7,182
Basic earnings per share from net income	$0.51	$0.55
Diluted earnings per share from net income	$0.50	$0.54

Index

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$34,100	$130	$(105)	$34,125
Mortgage-backed securities	17,824	31	(220)	17,635
REMICs	3,064	5	-	3,069
Collateralized mortgage obligations	20,288	82	(246)	20,124
Trust preferred stock	8,116	79	(120)	8,075
Obligations of state and political subdivisions	25,833	374	(5)	26,202
Totals	$109,225	$701	$(696)	$109,230

Held-to-Maturity Securities:
FHLMC certificates	$267	$7	$-	$274
FNMA certificates	563	4	-	567
GNMA certificates	185	1	-	186
Obligations of state and political subdivisions	360	38	-	398
Totals	$1,375	$50	$-	$1,425

Index

7.	Investment Securities (continued)

The following table summarizes First Defiance’s securities that were in an unrealized loss position at March 31, 2007:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At March 31, 2007
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$996	$(4)	$14,462	$(101)	$15,458	$(105)
Mortgage-backed securities	862	(6)	11,823	(214)	12,685	(220)
Collateralized mortgage obligations	-	-	15,626	(246)	15,626	(246)
Trust preferred stock	1,804	(120)	-	-	1,804	(120)
Obligations of state and political subdivisions	2,147	(4)	174	(1)	2,321	(5)

Held to maturity securities:
Mortgage-backed securities	19	-	143	-	162	-
Total temporarily impaired securities	$5,828	$(134)	$42,228	$(562)	$48,056	$(696)

First Defiance does not believe the unrealized losses on securities as of March 31, 2007 represent other-than-temporary impairment. The unrealized losses are primarily the result of the changes in interest rates and will not prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

Index

7.	Investment Securities (continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$36,108	$106	$(171)	$36,043
Mortgage-backed securities	18,595	23	(276)	18,342
REMICs	3,071	-	(11)	3,060
Collateralized mortgage obligations	20,099	52	(346)	19,805
Trust preferred stock	8,116	82	(20)	8,178
Obligations of state and political subdivisions	24,840	418	(4)	25,254
Totals	$110,829	$681	$(828)	$110,682

Held-to-Maturity Securities:
FHLMC certificates	$272	$8	$-	$280
FNMA certificates	614	5	(4)	615
GNMA certificates	195	1	-	196
Obligations of state and political subdivisions	360	41	-	401
Totals	$1,441	$55	$(4)	$1,492

Index

8.	Loans

Loans receivable consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Real Estate:
One-to-four family residential	$243,632	$250,808
Construction	14,277	17,339
Non-residential and multi-family	579,463	579,860
	837,372	848,007
Other Loans:
Commercial	242,543	232,914
Consumer finance	40,857	43,770
Home equity and improvement	123,404	122,789
	406,804	399,473
Total real estate and other loans	1,244,176	1,247,480
Deduct:
Loans in process	6,012	6,409
Net deferred loan origination fees and costs	1,092	1,182
Allowance for loan loss	13,752	13,579
Totals	$1,223,320	$1,226,310

Changes in the allowance for loan losses were as follows (in $000s):

	Three Months ended March 31,
	2007	2006
Balance at beginning of period	$13,579	$13,673
Provision for loan losses	457	383
Charge-offs:
One-to-four family residential real estate	85	188
Non-residential and multi-family real estate	146	57
Commercial	81	17
Home equity and improvement	-	32
Consumer finance	71	95
Total charge-offs	383	389
Recoveries	99	181
Net charge-offs	284	208
Balance at end of period	$13,752	$13,848

Index

8.	Loans (continued)

The following table presents the aggregate amounts of non-performing assets, comprised of non-accrual loans and real estate owned on the dates indicated:

	March 31, 2007	December 31, 2006
	(in thousands)
Non-accrual loans	$8,211	$7,283
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	8,211	$7,283
Real estate owned (REO)	2,581	2,392
Total non-performing assets	$10,792	$9,675

9.	Deposits

A summary of deposit balances is as follows (in thousands):

	March 31, 2007	December 31, 2006
Non-interest-bearing checking accounts	$101,089	$106,328
Interest-bearing checking and money market accounts	313,327	306,003
Savings accounts	88,345	74,491
Retail certificates of deposit less than $100,000	498,136	493,594
Retail certificates of deposit greater than $100,000	136,248	140,392
Brokered or national certificates of deposit	9,174	17,637
	$1,146,319	$1,138,445

10.	Borrowings

First Defiance’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
FHLB Advance:
Overnight borrowings	$-	$33,100
Single maturity fixed rate advances	10,000	10,000
Single maturity LIBOR based advances	45,000	45,000
Putable advances	45,000	45,000
Strike-rate advances	27,000	27,000
Amortizable mortgage advances	1,907	2,128
Total	$128,907	$162,228
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$20,619

The putable advances are callable at the option of the FHLB on a quarterly basis. The strike-rate advances are callable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at March 31, 2007 was 5.35%.

Index

10.	Borrowings (continued)

In March 2007, the Company formed an affiliated trust, First Defiance Statutory Trust II (the Trust Affiliate) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to the Trust Affiliate. The Company formed the Trust Affiliate for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by the Trust Affiliate are the sole assets of that trust. Distributions on the Trust Preferred Securities issued by the Trust Affiliate are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 150 basis points, repricing quarterly, thereafter.

The Trust Preferred Securities are subject to mandatory redemption, in whole or part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures mature on June 15, 2037, but may be redeemed at the Company’s option at any time on or after June 15, 2012, or at any time upon certain events.

A summary of all junior debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	March 31, 2007	December 31, 2006
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	-
Total junior subordinated debentures owned to unconsolidated subsidiary Trusts	$36,083	$20,619

The Company has used the proceeds of the Junior Debentures issued in March 2007 for general corporate purposes. Interest on both issues of trust preferred securities may be deferred for a period of up to five years at the option of the issuer. The trusts are accounted for using the equity method of accounting for investments, and therefore have not been included in the consolidated financial statements of the Company.

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

Index

11.	Commitments, Guarantees and Contingent Liabilities (continued)

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

	March 31, 2007	December 31, 2006
	(In Thousands)
Loan commitments	$265,278	$260,349
Standby Letters of Credit	16,221	16,869
Total	$281,499	$277,218

The remaining weighted average life for outstanding standby letters of credit was less than one year at March 31, 2007. The Company had $3.8 million of standby letters of credit with a life longer than one year.

12.	Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 15 in the financial statements included in First Defiance’s 2006 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Service cost-benefits attributable to service during the period	$12	$10
Interest cost on accumulated postretirement benefit obligation	31	27
Net amortization and deferral	11	8
Net periodic postretirement benefit cost	$54	$45

Index

13.	Income Taxes

First Defiance adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $200,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of adoption, including the increase in the liability noted above, First Defiance had approximately $533,000 of unrecognized tax benefits. As of March 31, 2007, the Company has $535,000 of unrecognized tax benefits.

Interest and penalties related to uncertain tax positions are recorded as components of income tax expense. During the quarter ended March 31, 2007, the Company recognized approximately $2,000 of accrued interest associated with uncertain tax positions. As of March 31, 2007 the Company has approximately $14,000 of accrued interest related to uncertain tax positions, which is included in the $535,000 noted above.

Federal tax returns for years ended December 31, 2003 and later remain open and subject to audit by the Internal Revenue Service.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance Financial Corp. (“First Defiance” or “the Company”) is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio where it operates 26 full service branches. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s offices in Defiance and Bowling Green, Ohio while investment and annuity products are sold through registered investment representatives located at certain First Federal banking center locations.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $1.4 million at March 31, 2007. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $109.2 million at March 31, 2007. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($34.1 million), certain municipal obligations ($26.2 million), CMOs and REMICs ($23.2 million), mortgage backed securities ($17.6 million) and preferred stock and other equity investments ($8.1 million).

In accordance with SFAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax, and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $5,000 at March 31, 2007, or $3,000 after considering the related deferred tax liability.

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company’s non-interest income includes deposit and loan servicing fees, mortgage banking income, and insurance commissions. First Defiance's earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

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

Changes in Financial Condition

At March 31, 2007, First Defiance's total assets, deposits and stockholders' equity amounted to $1.52 billion, $1.15 billion and $164.5 million, respectively, compared to $1.53 billion, $1.14 billion and $159.8 million, respectively, at December 31, 2006.

Net loans receivable (excluding loans held for sale) were $1.22 billion at March 31, 2007 compared to $1.23 billion at December 31, 2006. The slight decrease in loans receivable occurred primarily in the one-to-four family and construction real estate loans which declined by $7.2 and $3.1 million, respectively between December 31, 2006 and March 31, 2007. During that same period, commercial loans increased by approximately $9.6 million.

The investment securities portfolio decreased to $110.6 million at March 31, 2007 from $112.1 million at December 31, 2006. The decrease is the result of principal pay-downs of $796,000 in collateralized mortgage obligations and $931,000 in mortgage-backed securities during the first quarter of 2007. Also in the first quarter of 2007, $5.3 million of securities matured or called and $3.7 million of securities were purchased.

Deposits increased from $1.14 billion at December 31, 2006 to $1.15 billion as of March 31, 2007. Of the $7.9 million increase, interest-bearing demand deposits and money market accounts increased $7.3 million to $313.3 million, savings deposits increased $13.9 million to $88.3 million and retail time deposits increased $398,000 to $634.4 million while national or brokered time deposits decreased $8.5 million to $9.2 million and non-interest-bearing demand deposits decreased $5.2 million to $101.1 million. The increase in interest-bearing demand deposits and money market accounts and savings deposits from the beginning of the year is the result of increased promotional efforts and general increase in interest rates. National time deposits decreased as First Defiance continues to grow its core deposits.

Additionally, FHLB advances decreased $33.3 million to $128.9 million at March 31, 2007 from $162.2 million at December 31, 2006. Reductions in loans, an increase in deposits and the completion of the $15 million trust preferred issuance described below combined to allow First Defiance to repay all of its overnight FHLB advances, which totaled $33.1 million at December 31, 2006.

Index

In March 2007, the Company issued $15.5 million of Subordinated Debentures. These debentures were issued to an unconsolidated affiliated trust that purchased them with proceeds from a $15.0 million issue of trust preferred securities to an outside party. The proceeds of the Subordinated Debentures were used for general corporate purposes. The Subordinated Debentures have a fixed rate of 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 150 basis points, repricing quarterly, thereafter.

Stockholders’ equity increased from $159.8 million at December 31, 2006 to $164.5 million at March 31, 2007. The increase is primarily the result of net income of $3.6 million and $2.3 million of stock issued in conjunction with the Huber, Harger, Welt and Smith acquisition. Those increases were partially offset by $1.8 million of cash dividends.

Index

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

	Three Months Ended March 31,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,226,240	$22,308	7.38%	$1,177,707	$20,053	6.91%
Securities	112,999	1,596	5.72	114,123	1,481	5.26
Interest-earning deposits	1,124	11	3.97	6,720	71	4.28
FHLB stock and other	18,585	292	6.37	17,546	248	5.73
Total interest-earning assets	1,358,948	24,207	7.22	1,316,096	21,853	6.73
Non-interest-earning assets	151,228			143,062
Total assets	$1,510,176			$1,459,158

Interest-bearing liabilities:
Deposits	$1,030,831	$9,540	3.75%	$973,650	$6,823	2.84%
FHLB advances and other	159,840	2,003	5.08	185,942	2,147	4.68
Notes payable	22,501	169	3.05	19,808	132	2.70
Subordinated debentures	20,899	337	6.54	20,619	298	5.86
Total interest-bearing liabilities	1,234,071	12,049	3.96	1,200,019	9,400	3.18
Non-interest bearing deposits	97,934	-		92,027	-
Total including non-interest bearing
demand deposits	1,332,005	12,049	3.67	1,292,046	9,400	2.95
Other non-interest-bearing liabilities	17,043			14,510
Total liabilities	1,349,048			1,306,556
Stockholders' equity	161,128			152,602
Total liabilities and stock-
holders' equity	$1,510,176			$1,459,158
Net interest income; interest
rate spread		$12,158	3.26%		$12,453	3.55%
Net interest margin (3)			3.63%			3.84%
Average interest-earning assets
to average interest-bearing
liabilities			110%			110%
____________________________
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

Index

Results of Operations

Three Months Ended March 31, 2007 and 2006

On a consolidated basis, First Defiance had net income of $3.6 million or $.50 per diluted share for the three months ended March 31, 2007 compared to $3.9 million or $0.54 per diluted share in 2006.

Net Interest Income.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2006 at 7.25% and increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 8.25%. During the first quarter of 2007, the prime interest rate remained unchanged at 8.25%. The federal funds rate, which is the cost of immediately available overnight funds has moved in a similar manner, beginning 2006 at 4.25%. During 2006, the federal funds rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 5.25%. During the first quarter of 2007, the federal funds rate remained unchanged at 5.25%.

Net interest income was $12.0 million for the first quarter of 2007 compared to $12.3 million in the first quarter of 2006. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of First Defiance’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest income declined despite a $42.9 million increase in the average balance of interest-earning assets between the first quarter of 2006 and the first quarter of 2007. The average balance of loans receivable increased to $1.23 billion for the first quarter of 2007 from $1.18 billion in the first quarter of 2006. The yield on loans receivable increased 47 basis points, to 7.38% in 2007 from 6.91% in 2006. The overall yield on interest-earning assets increased to 7.22% in the first quarter of 2007 compared to 6.73% for the same period in 2006. For the quarter, total interest income was $24.0 million, a $2.3 million increase over the first quarter of 2006.

The increase in total interest income was offset by a $2.6 million increase in interest expense, which totaled $12.0 million for the first quarter of 2007 compared to $9.4 million for the same period in 2006. The majority of the increase in interest expense was in interest-bearing deposits, where average balances increased $57.2 million to $1.03 billion for the first quarter of 2007, compared to $973.7 million for the same period in 2006. The cost of those average deposits increased 91 basis points between the 2006 and 2007 first quarters, from 2.84% to 3.75%.

Net interest margin for the quarter ended March 31, 2007 was 3.63%, a 21 basis point decline from the 2006 first quarter margin of 3.84%. First Defiance's average yield on interest earning assets increased to 7.22% for the first quarter of 2007, up from 6.73% for the same period of

Index

2006, an increase of 49 basis points. However, during that same period, the cost of interest-bearing liabilities increased to 3.67% for the 2007 quarterly period, up from 2.95% in 2006, an increase of 72 basis points. As a result, the Company's interest rate spread has declined to 3.26% in the 2007 first quarter compared to 3.55% in the same 2006 quarterly period. Management anticipates that the margins will remain relatively constant for the balance of the year absent any rate changes by the Federal Reserve Open Market Committee.

Provision for Loan Losses.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses was $457,000 in the first quarter of 2007 compared to $383,000 for the first quarter of 2006. Net charge-offs for the first quarter of 2007 were $284,000, compared to $208,000 for the same period in 2006. As a percentage of average loans, annualized net charge-offs were 0.09% for the first quarter of 2007 compared to 0.07% in the same period in 2006. Management believes the balance of the allowance for loan losses is appropriate.

Non-performing assets, which include non-accrual loans and real estate owned, increased to $10.8 million at March 31, 2007 from $7.6 million at March 31, 2006 and from $9.7 million at December 31, 2006. The increase in the 2007 first quarter was primarily attributable to a number of relatively small individual credits falling more than 90 days past due at March 31, 2007. Non-performing assets and asset quality ratios for First Defiance were as follows at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(in thousands)
Non-accrual loans	$8,211	$7,283
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	8,211	$7,283
Real estate owned (REO)	2,581	2,392
Total non-performing assets	$10,792	$9,675

Allowance for loans losses as a percentage of total loans	1.11%	1.10%
Allowance for loan losses as a percentage of non-performing assets	127.43%	140.35%
Allowance for loan losses as a percentage of non-performing loans	167.48%	186.45%
Total non-performing assets as a percentage of total assets	0.71%	0.64%
Total non-performing loans as a percentage of total loans	0.66%	0.59%

Of the $8.2 million in non-accrual loans, $800,000 were 1-4 family residential loans, $7.2 million were commercial loans or commercial real estate loans and $200,000 were home

Index

equity or consumer loans. The allowance for loan losses at March 31, 2007 was $13.8 million compared to $13.6 million at December 31, 2006. For the quarter ended March 31, 2007, First Defiance charged off $383,000 of loans against its allowance and realized recoveries of $99,000 from loans previously charged off. During the same quarter in 2006, First Defiance charged off $389,000 in loans and realized recoveries of $181,000.

Non-Interest Income.

Total non-interest income increased to $5.6 million in the first quarter of 2007, compared with $4.5 million in the same period in 2006.

Service Fees. Service fees and other charges increased by $727,000 or 40.6% in the 2007 first quarter compared to the same period in 2006. The increase was primarily related to the March 2006 implementation of an overdraft privilege product. That product resulted in an increase of $821,000 in checking account charges in the first quarter of 2007 compared with the same period in 2006.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 6.5% to $782,000 for the first quarter of 2007 from $734,000 for the same period of 2006. Gains realized from the sale of mortgage loans increased $24,000 to $512,000 for the three months ended March 31, 2007 from $488,000 during the 2006 first quarter. Mortgage loan servicing revenue increased $47,000 in the first quarter of 2007 compared to the first quarter of 2006. These increases were slightly offset by a change in charges associated with impairment reserves recorded against the recorded value of mortgage servicing rights (MSRs). In the first quarter of 2006, First Defiance recognized $11,000 of recoveries of previously recorded MSR impairment reserves compared to $10,000 in expense in the first quarter of 2007 related to a MSR valuation adjustment.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $43,000, to $1.70 million in the first quarter of 2007, from $1.66 million during the first quarter of 2006. Contingent commissions increased $215,000 in the first quarter of 2007 to $754,000 from $539,000 in the same period in 2006. Contingent commissions are amounts paid by various property and casualty insurance companies and are based on both growth in premiums with those companies and favorable claims experience. Investment sales were lower in the first quarter of 2007 compared to the same period in 2006. The 2007 first quarter results also included one month of activity relating to the Huber, Harger, Welt and Smith acquisition which closed on February 28, 2007.

Other Non-Interest Income. Other sources of non-interest income include gains from the sale of non-mortgage loans, trust income, earnings from bank-owned life insurance and other. Income from BOLI increased by $67,000 in the first quarter of 2007, the result of a $2 million purchase of additional insurance in the first quarter of 2007 and a switch to a higher-yield separate account insurance product. Also, $88,000 was recorded in the first quarter of 2007 in other income from the final settlement of the credit card portfolio that was sold in the second quarter of 2006.

Index

Non-Interest Expense.

Non-interest expense increased to $11.8 million for the first quarter of 2007 compared to $10.7 million for the same period in 2006.

Compensation and Benefits. Compensation and benefits increased to $6.6 million for the quarter ended March 31, 2007 from $6.1 million for the same period in 2006. The increase was primarily due to approximately $200,000 for annual pay increases, $84,000 relating to the first quarter 2007 compensation at the Lima Shawnee First Federal office which opened in July 2006, $41,000 relating to the newly acquired Huber, Harger, Welt and Smith insurance agency and $75,000 relating to several new administrative positions, including a chief risk officer who was hired in September 2006.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, deposit insurance premiums, and amortization of intangibles) increased by $583,000 to $5.2 million for the quarter ended March 31, 2007 from $4.6 million for the same period in 2006.

Occupancy costs increased $184,000 mainly as a result of the new Lima Shawnee branch. Other significant non-interest expense increases include $110,000 of direct fees to the overdraft privilege vendor, an increase in checking account write-offs of $50,000 and a $78,000 increase in advertising to create branch awareness. The majority of the remaining expense increases relate to the Company’s overall growth initiatives. The efficiency ratio for the first quarter of 2007 was 66.26% compared to 63.33% for the first quarter of 2006.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 32.76% for the quarter ended March 31, 2007 compared to 32.43% for the same period in 2006. The effective tax rate is lower than the Company’s statutory 35% rate because it has approximately $26.6 million invested in municipal securities, and $27.7 million of bank owned life insurance which are both exempt from federal tax. Those book-tax differences are partially offset by the excess of fair value over cost of allocated ESOP shares and costs associated with expensing incentive stock options, which are not deductible for Federal income taxes.

As a result of the above factors, income for the quarter ended March 31, 2007 was $3.6 million compared to income of $3.9 million for the comparable period in 2006. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 2007 were $0.51 and $.50, respectively, compared to basic and diluted earnings per share of $0.55 and $0.54, respectively, for the quarter ended March 31, 2006.

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $6.4 million of cash from operating activities during the first three months of 2007. The Company's cash from operating activities resulted from net income for the

Index

period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, changes in loans available for sale, interest receivable, other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At March 31, 2007, First Defiance had $94.1 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $187.4 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $8.9 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by March 31, 2008 is $542.1 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 2007.

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well C apitalized	Adequately Capitalized	Well Capitalized

Regulatory capital	$144,149	$144,149	$157,901	$157,901
Minimum required regulatory capital	58,980	73,724	103,612	129,515
Excess regulatory capital	$85,169	$70,425	$54,289	$28,386

Regulatory capital as a percentage of assets (1)	9.8%	9.8%	12.2%	12.2%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	5.8%	4.8%	4.2%	2.2%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.47 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.30 billion.

High Loan-to-Value Mortgage Loans

The majority of First Defiance’s mortgage loans are collateralized by one-to-four family residential real estate, have loan-to-value ratios of 80% or less, and are made to borrowers in good credit standing. First Federal usually requires residential mortgage loan borrowers whose loan-to-value is greater than 80% to purchase private mortgage insurance (PMI). First Federal does originate and retain a limited number of residential mortgage loans with loan-to-value ratios that

Index

exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit, that exceed certain loan-to-value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards at March 31, 2007 totaled $31.0 million. These loans are generally paying as agreed. First Defiance does not make interest-only first mortgage residential loans, nor does it have residential mortgage loan products, or other consumer products, that allow negative amortization.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first quarter of 2007.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

As discussed in detail in the 2006 Annual Report on Form 10-K, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 31, 2007 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Index

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

There were no material changes to the risk factors as presented in First Defiance Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2007 – January 31, 2007	-	-	-	310,758
February 1, 2007 – February 28, 2007	-	-	-	310,758
March 1, 2007 – March 31, 2007	11,419	$28.56	8,588	302,170
Total for 2007 First Quarter	11,419	$28.56	8,588	302,170

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

At the annual meeting of shareholders held on April 17, 2007, in Defiance, Ohio the shareholders elected four directors to three-year terms. The following are tabulations of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

I.	Nominees for Director with Three-year Terms Expiring in 2010:

NOMINEE	FOR	WITHHELD
John L. Bookmyer	4,738,874	745,454
Stephen L. Boomer	5,824,074	261,714
Peter A. Diehl	5,668,717	397,478
William J. Small	5,246,209	238,119

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Index

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: May 10, 2007	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: May 10, 2007	By:	/s/ John C. Wahl
John C. Wahl
Executive Vice President, Chief
Financial Officer and
Treasurer