Form 10-Q
period 2007-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2007-08-09
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

                First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 7,122,145 shares outstanding at August 9, 2007.

FIRST DEFIANCE FINANCIAL CORP.

Index

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	June 30, 2007	December 31, 2006
	(In Thousands)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$41,836	$47,668
Interest-bearing deposits	635	2,355
	42,471	50,023
Securities:
Available-for-sale, carried at fair value	113,184	110,682
Held-to-maturity, carried at amortized cost
(fair value $1,326 and $1,492 at June 30, 2007
and December 31, 2006, respectively)	1,288	1,441
	114,472	112,123
Loans held for sale	7,083	3,426
Loans receivable, net of allowance of $13,417 at June 30,
2007 and $13,579 at December 31, 2006, respectively	1,231,610	1,226,310
Accrued interest receivable	7,445	6,984
Federal Home Loan Bank stock	18,586	18,586
Bank owned life insurance	27,993	25,326
Premises and equipment	36,212	34,899
Real estate and other assets held for sale	3,324	2,392
Goodwill	36,551	35,090
Core deposit and other intangibles	3,834	3,397
Mortgage servicing rights	5,777	5,529
Other assets	5,317	3,794
Total assets	$1,540,675	$1,527,879

See accompanying notes.

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	June 30, 2007	December 31, 2006
	(In Thousands)
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,167,198	$1,138,445
Advances from the Federal Home Loan Bank	128,685	162,228
Short term borrowings and other interest-bearing liabilities	27,572	30,424
Subordinated debentures	36,083	20,619
Advance payments by borrowers	470	667
Deferred taxes	990	1,295
Other liabilities	15,020	14,376
Total liabilities	1,376,018	1,368,054

Stockholders’ equity:
Preferred stock, no par value per share:
5,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share:
20,000 shares authorized; 11,703 shares issued
and 7,178 and 7,142 shares outstanding, respectively	117	117
Additional paid-in capital	112,289	110,285
Stock acquired by ESOP	(309)	(628)
Accumulated other comprehensive loss, net of
tax of $(635) and $(362), respectively	(1,182)	(671)
Retained earnings	123,522	120,112
Treasury stock, at cost, 4,525 and 4,561 shares respectively	(69,780)	(69,390)
Total stockholders’ equity	164,657	159,825

Total liabilities and stockholders’ equity	$1,540,675	$1,527,879

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Income
(UNAUDITED)
(Amounts in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Interest Income
Loans	$22,601	$21,217	$44,900	$41,264
Investment securities:
Taxable	1,130	1,266	2,274	2,470
Non-taxable	290	148	577	287
Interest-bearing deposits	210	67	221	138
FHLB stock dividends	301	255	593	504
Total interest income	24,532	22,953	48,565	44,663
Interest Expense
Deposits	10,054	7,872	19,594	14,695
FHLB advances and other	1,614	2,374	3,617	4,521
Subordinated debentures	585	321	922	620
Notes payable	157	127	326	259
Total interest expense	12,410	10,694	24,459	20,095
Net interest income	12,122	12,259	24,106	24,568
Provision for loan losses	575	683	1,032	1,066
Net interest income after provision for loan losses	11,547	11,576	23,074	23,502
Non-interest Income
Service fees and other charges	2,715	2,365	5,233	4,077
Insurance commission income	1,361	1,002	3,064	2,662
Mortgage banking income	1,076	888	1,858	1,622
Gain on sale of non-mortgage loans	61	437	66	437
Trust income	99	78	185	157
Income from Bank Owned Life Insurance	313	243	608	480
Other non-interest income	45	114	263	207
Total non-interest income	5,670	5,127	11,277	9,642
Non-interest Expense
Compensation and benefits	6,634	5,934	13,186	12,040
Occupancy	1,405	1,287	2,808	2,515
State franchise tax	355	337	718	664
Data processing	944	943	1,897	1,857
Amortization of intangibles	170	180	313	359
Other non-interest expense	2,374	2,114	4,731	4,102
Total non-interest expense	11,882	10,795	23,653	21,537
Income before income taxes	5,335	5,908	10,698	11,607
Federal income taxes	1,724	1,955	3,481	3,803
Net Income	3,611	3,953	7,217	7,804

Earnings per share (Note 6)
Basic	$0.51	$0.56	$1.01	$1.11
Diluted	$0.50	$0.55	$1.00	$1.09
Dividends declared per share (Note 5)	$0.25	$0.24	$0.50	$0.48
Average shares outstanding (Note 6)
Basic	7,129	7,029	7,115	7,013
Diluted	7,229	7,162	7,220	7,168

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2007	2006	2007	2006

Balance at beginning of period	$164,540	$154,045	$159,825	$151,216
Adjustment to initially apply FIN 48	-	-	(200)	-
Balance at beginning of period as adjusted	164,540	154,045	159,625	151,216
Comprehensive income:
Net income	3,611	3,953	7,217	7,804
Other comprehensive income (loss)	(608)	(456)	(511)	(1,007)
Total comprehensive income	3,003	3,497	6,706	6,797
ESOP shares released	342	327	1,043	1,002
Stock option expense	71	74	130	133
Tax benefit of employee plans	12	-	56	-
Shares issued under stock option plans	190	495	462	1,710
Treasury shares repurchased	(1,729)	(2,446)	(2,055)	(3,172)
Acquisition of Huber, Harger, Welt and Smith	-	-	2,250	-
Common cash dividends declared (Note 5)	(1,772)	(1,680)	(3,560)	(3,374)

Balance at end of period	$164,657	$154,312	$164,657	$154,312

See Accompanying Notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(UNAUDITED)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities
Net cash provided by operating activities	$4,852	$6,557

Investing Activities
Proceeds from maturities of held-to-maturity securities	152	112
Proceeds from maturities of available-for-sale securities	10,603	6,139
Proceeds from sale of real estate and other assets held for sale	2,040	1,308
Proceeds from sale of property, plant and equipment	-	43
Net cash received in acquisition of Huber, Harger, Welt and Smith	159	-
Proceeds from sale of non-mortgage loans	8,440	-
Purchases of available-for-sale securities	(13,935)	(12,328)
Investment in bank owned life insurance	(2,060)	-
Purchases of office properties and equipment	(2,715)	(2,891)
Net increase in loans receivable	(17,701)	(58,935)
Net cash (used in) provided by investing activities	(15,017)	(66,552)

Financing Activities
Net increase in deposits and advance payments by borrowers	28,624	41,206
Repayment of Federal Home Loan Bank long-term advances	(434)	(1,750)
Net (decrease) increase in Federal Home Loan Bank short-term advances	(33,100)	15,500
Proceeds from issuance of subordinated debentures	15,464	-
Decrease in securities sold under repurchase agreements	(2,852)	(5,278)
Purchase of common stock for treasury	(2,055)	(3,172)
Cash dividends paid	(3,552)	(3,355)
Proceeds from exercise of stock options	462	1,710
Excess tax benefits from exercise of stock options	56	-
Net cash provided by financing activities	2,613	44,861
(Decrease) increase in cash and cash equivalents	(7,552)	(15,134)
Cash and cash equivalents at beginning of period	50,023	49,256
Cash and cash equivalents at end of period	$42,471	$34,122

Supplemental cash flow information:
Interest paid	$24,134	$19,887
Income taxes paid	$3,252	$2,601
Transfers from loans to other real estate owned and other
assets held for sale	$2,972	$4,338

See accompanying notes.

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2007 and 2006)

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

The accompanying consolidated condensed financial statements as of June 30, 2007 and for the three and six-month periods ending June 30, 2007 and 2006 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2006 Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal and First Insurance. At June 30, 2007 goodwill totaled $36.6 million. The acquisition of Huber, Harger, Welt and Smith added approximately $1.5 million of goodwill in the first quarter of 2007.

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

The Securities and Exchange Commission (SEC) has published Staff Accounting Bulletin No. 107 (“SAB 107”), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation and benefits in the condensed consolidated statements of income.

Segment Information

Statement of Financial Accounting Standards No. 131 requires disclosures about an enterprise’s operating segments. The Statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. While the Company’s chief decision-makers monitor the revenue streams of the Company’s various products and services, the identifiable segments that could be separated from the Company’s primary business of community banking are not material based on revenue, net income, or total assets. Accordingly, all of First Defiance’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Index

2. Basis of Presentation (continued)

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

3.      Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. As of June 30, 2007, 423,632 options (411,803 for employees and 11,829 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Six months ended June 30
	2007		2006
	Options Outstanding	Weighted Average Option Prices	Options Outstanding	Weighted Average Option Prices
Options outstanding, beginning of period	404,154	$19.36	569,099	$16.00
Forfeited or cancelled	(1,850)	26.50	(9,300)	22.51
Exercised	(32,922)	14.04	(149,222)	11.46
Granted	54,250	27.41	47,250	26.47
Options outstanding, end of period	423,632	$20.77	457,827	$18.43

Index

3.      Stock Compensation Plans (continued)

Proceeds, related tax benefits realized from options exercised, and intrinsic value of options exercised were as follows:

	Six Months Ended June 30
	2007	2006
Proceeds of options exercised	$462,076	$1,709,906
Related tax benefit recognized	55,414	191,897
Intrinsic value of options exercised	475,048	2,275,611

The aggregate intrinsic value of all options outstanding at June 30, 2007 was $3.83 million. The aggregate intrinsic value of all options that were exercisable at June 30, 2007 was $3.30 million.

The fair value of stock options granted during the six months ended June 30, 2007 and 2006  was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Six Months Ended June 30
	2007	2006
Expected average risk-free rate	4.86%	5.18%
Expected average life	6.63 years	6.50 years
Expected volatility	21.80%	22.40%
Expected dividend yield	3.64%	3.63%

The weighted-average fair value of options granted for the six months ended June 30, 2007 and 2006 were $5.33 and $5.98, respectively.

4.      Acquisitions

On February 28, 2007, First Defiance acquired Huber, Harger, Welt and Smith (“HHWS”), an insurance agency headquartered in Bowling Green, Ohio for a purchase price comprised of 76,435 shares of First Defiance common stock and future consideration to be paid in cash in 2009 and 2010.

Management is still finalizing the purchase price allocation as it relates to the tangible and identifiable intangible assets and liabilities acquired. As of June 30, 2007, management has estimated goodwill of $1.5 million and identifiable intangible assets of $740,000 consisting of customer relationship intangible of $570,000 and a non-compete intangible of $170,000.

5.      Dividends on Common Stock

As of June 30, 2007, First Defiance had declared a quarterly cash dividend of $.25 per share for the second quarter of 2007, payable on July 27, 2007.

Index

6.      Earnings Per Share

Basic earnings per share as disclosed under SFAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2007 and 2006. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and six month period ended June 30, 2007 and 2006, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share – Net income	$3,611	$3,953	$7,217	$7,804
Denominator:
Denominator for basic earnings per share – weighted average shares	7,129	7,029	7,115	7,013
Effect of dilutive securities:
Employee stock options	100	133	105	155
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	7,229	7,162	7,220	7,168
Basic earnings per share from net income	$0.51	$0.56	$1.01	$1.11
Diluted earnings per share from net income	$0.50	$0.55	$1.00	$1.09

Index

7.      Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2007
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$34,068	$48	$(170)	$33,946
Mortgage-backed securities	21,034	8	(487)	20,555
REMICs	3,064	-	(40)	3,024
Collateralized mortgage obligations	20,478	25	(425)	20,078
Trust preferred stock	7,996	156	(129)	8,023
Obligations of state and political subdivisions	27,474	174	(90)	27,558
Totals	$114,114	$411	$(1,341)	$113,184

Held-to-Maturity Securities:
FHLMC certificates	$219	$6	$-	$225
FNMA certificates	534	3	(4)	533
GNMA certificates	175	1	-	176
Obligations of state and political subdivisions	360	32	-	392
Totals	$1,288	$42	$(4)	$1,326

At December 31, 2006
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$36,108	$106	$(171)	$36,043
Mortgage-backed securities	18,595	23	(276)	18,342
REMICs	3,071	-	(11)	3,060
Collateralized mortgage obligations	20,099	52	(346)	19,805
Trust preferred stock	8,116	82	(20)	8,178
Obligations of state and political subdivisions	24,840	418	(4)	25,254
Totals	$110,829	$681	$(828)	$110,682

Held-to-Maturity Securities:
FHLMC certificates	$272	$8	$-	$280
FNMA certificates	614	5	(4)	615
GNMA certificates	195	1	-	196
Obligations of state and political subdivisions	360	41	-	401
Totals	$1,441	$55	$(4)	$1,492

Index

7.       Investment Securities (continued)

The following table summarizes First Defiance’s securities that were in an unrealized loss position at June 30, 2007:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At June 30, 2007
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$8,368	$(65)	$13,460	$(105)	$21,828	$(170)
Mortgage-backed securities	7,468	(100)	11,004	(387)	18,472	(487)
Collateralized mortgage obligations	5,455	(75)	14,669	(390)	20,124	(465)
Trust preferred stock	2,406	(74)	360	(55)	2,766	(129)
Obligations of state and political subdivisions	8,809	(86)	171	(4)	8,980	(90)

Held to maturity securities:
Mortgage-backed securities	160	(4)	148	-	308	(4)
Total temporarily impaired securities	$32,666	$(404)	$39,812	$(941)	$72,478	$(1,345)

First Defiance does not believe the unrealized losses on securities as of June 30, 2007 represent other-than-temporary impairment. The unrealized losses are primarily the result of the changes in interest rates and will not prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

Index

8.      Loans

Loans receivable consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Real Estate:
One-to-four family residential	$234,819	$250,808
Construction	16,346	17,339
Non-residential and multi-family	583,046	579,860
	834,211	848,007
Other Loans:
Commercial	255,022	232,914
Consumer finance	40,693	43,770
Home equity and improvement	123,936	122,789
	419,651	399,473
Total real estate and other loans	1,253,862	1,247,480
Deduct:
Loans in process	7,761	6,409
Net deferred loan origination fees and costs	1,074	1,182
Allowance for loan loss	13,417	13,579
Totals	$1,231,610	$1,226,310

Changes in the allowance for loan losses were as follows (in $000s):

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$13,752	$13,848	$13,579	$13,673
Provision for loan losses	575	683	1,032	1,066
Charge-offs:
One-to-four family residential real estate	51	23	136	211
Non-residential and multi-family real estate	936	173	1,082	230
Commercial	11	13	92	30
Home equity and improvement	-	21	-	53
Consumer finance	23	135	94	230
Total charge-offs	1,021	365	1,404	754
Recoveries	111	73	210	254
Net charge-offs	910	292	1,194	500
Ending allowance	$13,417	$14,239	$13,417	$14,239

Index

8.      Loans (continued)

The following table presents the aggregate amounts of non-performing assets, comprised of non-accrual loans and real estate owned on the dates indicated:

	June 30, 2007	December 31, 2006
	(in thousands)
Non-accrual loans	$6,427	$7,283
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	6,427	$7,283
Real estate owned (REO)	3,324	2,392
Total non-performing assets	$9,751	$9,675

9.      Deposits

A summary of deposit balances is as follows (in thousands):

	June 30, 2007	December 31, 2006
Non-interest-bearing checking accounts	$107,111	$106,328
Interest-bearing checking and money market accounts	314,923	306,003
Savings accounts	97,004	74,491
Retail certificates of deposit less than $100,000	504,301	493,594
Retail certificates of deposit greater than $100,000	136,319	140,392
Brokered or national certificates of deposit	7,540	17,637
	$1,167,198	$1,138,445

10.    Borrowings

First Defiance’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
FHLB Advances:
Overnight borrowings	$-	$33,100
Single maturity fixed rate advances	10,000	10,000
Single maturity LIBOR based advances	45,000	45,000
Putable advances	45,000	45,000
Strike-rate advances	27,000	27,000
Amortizable mortgage advances	1,685	2,128
Total	$128,685	$162,228
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$20,619

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at June 30, 2007 was 5.36%.

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

A summary of all junior debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	June 30, 2007	December 31, 2006
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	-
Total junior subordinated debentures owned to unconsolidated subsidiary Trusts	$36,083	$20,619

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

	June 30, 2007	December 31, 2006
	(In Thousands)
Loan commitments	$278,282	$260,349
Standby Letters of Credit	16,397	16,869
Total	$294,679	$277,218

The remaining weighted average life for outstanding standby letters of credit was less than one year at June 30, 2007. The Company had $3.8 million of standby letters of credit with a life longer than one year.

12. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 15 in the financial statements included in First Defiance’s 2006 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
Service cost-benefits attributable to service during the period	$12	$10	$24	$20
Interest cost on accumulated post- retirement benefit obligation	31	27	63	54
Net amortization and deferral	11	8	22	16
Net periodic postretirement benefit cost	$54	$45	$109	$90

Index

13. Income Taxes

First Defiance adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $200,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of adoption, including the increase in the liability noted above, First Defiance had approximately $533,000 of unrecognized tax benefits. As of June 30, 2007, the Company has $536,000 of unrecognized tax benefits.

Interest and penalties related to uncertain tax positions are recorded as components of income tax expense. During the quarter and six-month periods ended June 30, 2007, the Company recognized approximately $2,100 and $4,200 respectively of accrued interest associated with uncertain tax positions. As of June 30, 2007 the Company has approximately $17,000 of accrued interest related to uncertain tax positions, which is included in the $536,000 noted above.

Federal tax returns for years ended December 31, 2003 and later are subject to audit by the Internal Revenue Service.

Index

Item 2. Management'sDiscussion and Analysis of Financial Condition and Results of Operations

General
First Defiance Financial Corp. (“First Defiance” or “the Company”) is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio and northeast Indiana where it operates 27 full service branches. First Federal opened its 27th branch on August 6, 2007 in Fort Wayne Indiana. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s offices in Defiance and Bowling Green, Ohio while investment and annuity products are sold through registered investment representatives located at certain First Federal banking center locations.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $1.3 million at June 30, 2007. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $113.2 million at June 30, 2007. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($33.9 million), certain municipal obligations ($27.6 million), CMOs and REMICs ($23.1 million), mortgage backed securities ($20.6 million) and preferred stock ($8.0 million).

In accordance with SFAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax, and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $930,000 at June 30, 2007, or $605,000 after considering the related deferred tax asset.

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

Changes in Financial Condition

At June 30, 2007, First Defiance's total assets, deposits and stockholders' equity amounted to $1.54 billion, $1.17 billion and $164.7 million, respectively, compared to $1.53 billion, $1.14 billion and $159.8 million, respectively, at December 31, 2006.

Net loans receivable (excluding loans held for sale) were $1.23 billion at both June 30, 2007 and December 31, 2006. Between December 31, 2006 and June 30, 2007 commercial loans increased by $22.1 million while one-to-four family residential real estate loans and consumer loans declined by $16.0 million and $3.1 million, respectively. The growth in commercial loan balances is the result of continued opportunities in First Defiance’s market area. The decline in one-to-four famility residential real estate loans is due to the Company selling the majority of its residential mortgage originations in the secondary market while existing loans continue to pay down. The decline in consumer loan balances is the result of the Company not aggressively pursuing opportunities with that product.

The investment securities portfolio increased to $114.5 million at June 30, 2007 from $112.1 million at December 31, 2006. The increase is the result of $13.9 million of securities being purchased during the first six months of 2007 partially offset by $7.2 million of securities being matured or called in the period and principal pay downs of $1.6 million in CMOs and $1.8 million in mortgage-backed securities. Also the investment portfolio had an unrealized loss of $147,000 at December 31, 2006 which increased to $930,000 at June 30, 2007.

Deposits increased from $1.14 billion at December 31, 2006 to $1.17 billion as of June 30, 2007. Of the $28.8 million increase, savings deposits increased $22.5 million to $97.0 million, interest-bearing demand deposits and money market accounts increased $8.9 million to $314.9 million, and retail time deposits increased $6.6 million to $640.6 million. Brokered time deposits decreased $10.1 million to $7.5 million. The increase in savings deposits and interest-bearing demand deposits and money market accounts from the beginning of the year is the result of increased promotional efforts and general increase in interest rates. Brokered deposits decreased as First Defiance has been able to fund its growth with core deposits.

Additionally, FHLB advances decreased $33.5 million to $128.7 million at June 30, 2007 from $162.2 million at December 31, 2006. An increase in deposits, loan growth being somewhat flat and the completion of a $15 million trust preferred issuance combined to allow First Defiance to repay all of its overnight FHLB advances, which totaled $33.1 million at December 31, 2006.

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

Stockholders’ equity increased from $159.8 million at December 31, 2006 to $164.7 million at June 30, 2007. The increase is primarily the result of net income of $7.2 million and $2.3 million of stock issued in conjunction with the HHWS Smith acquisition. Those increases were partially offset by $3.6 million of cash dividends and $2.1 million of treasury share repurchases.

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

	Three Months Ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,231,192	$22,613	7.37%	$1,209,263	$21,223	7.04%
Securities	111,756	1,585	5.67	114,895	1,562	5.40
Interest-earning deposits	14,497	210	5.81	4,677	67	5.75
FHLB stock and other	18,585	301	6.50	17,795	255	5.75
Total interest-earning assets	1,376,030	24,709	7.20	1,346,630	23,107	6.88
Non-interest-earning assets	151,833			147,905
Total assets	$1,527,863			$1,494,535

Interest-bearing liabilities:
Deposits	$1,056,187	$10,054	3.82%	$995,848	$7,872	3.17%
FHLB advances and other	128,823	1,614	5.03	196,280	2,374	4.85
Notes payable	21,323	157	2.95	18,114	127	2.81
Subordinated debentures	36,247	585	6.47	20,619	321	6.24
Total interest-bearing liabilities	1,242,580	12,410	4.01	1,230,861	10,694	3.48
Non-interest bearing deposits	101,606	-		94,483	-
Total including non-interest bearing
demand deposits	1,344,186	12,410	3.70	1,325,344	10,694	3.24
Other non-interest-bearing liabilities	19,086			14,931
Total liabilities	1,363,272			1,340,275
Stockholders' equity	164,591			154,260
Total liabilities and stock-
holders' equity	$1,527,863			$1,494,535
Net interest income; interest
rate spread		$12,299	3.19%		$12,413	3.40%
Net interest margin (3)			3.58%			3.69%
Average interest-earning assets
to average interest-bearing
liabilities			111%			109%
_______________________
(1)
Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index

	Six Months Ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,228,716	$44,922	7.37%	$1,193,485	$41,276	6.97%
Securities	112,377	3,180	5.70	114,509	3,044	5.33
Interest-earning deposits	7,811	221	5.71	5,699	138	4.88
FHLB stock and other	18,585	593	6.43	17,671	504	5.75
Total interest-earning assets	1,367,489	48,916	7.21	1,331,364	44,962	6.81
Non-interest-earning assets	151,530			145,482
Total assets	$1,519,019			$1,476,846

Interest-bearing liabilities:
Deposits	$1,043,509	$19,594	3.79%	$984,749	$14,695	3.01%
FHLB advances and other	144,332	3,617	5.05	191,111	4,521	4.77
Notes payable	21,912	326	3.00	18,961	259	2.75
Subordinated debentures	28,573	922	6.51	20,619	620	6.06
Total interest-bearing liabilities	1,238,326	24,459	3.98	1,215,440	20,095	3.34
Non-interest bearing deposits	99,770	-		93,255	-
Total including non-interest bearing
demand deposits	1,338,096	24,459	3.69	1,308,695	20,095	3.10
Other non-interest-bearing liabilities	18,063			14,720
Total liabilities	1,356,159			1,323,415
Stockholders' equity	162,860			153,431
Total liabilities and stock-
holders' equity	$1,519,019			$1,476,846
Net interest income; interest
rate spread		$24,457	3.23%		$24,867	3.47%
Net interest margin (3)			3.61%			3.76%
Average interest-earning assets
to average interest-bearing
liabilities			110%			110%
______________________
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

Index

Results of Operations

Three Months Ended June 30, 2007 and 2006

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2007 was $3.6 million compared to income of $4.0 million for the comparable period in 2006. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 2007 were $0.51 and $.50, respectively, compared to basic and diluted earnings per share of $0.56 and $0.55, respectively, for the quarter ended June 30, 2006.

Net Interest Income.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2006 at 7.25% and increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 8.25%. During the first and second quarter of 2007, the prime interest rate remained unchanged at 8.25%. The federal funds rate, which is the cost of immediately available overnight funds has moved in a similar manner, beginning 2006 at 4.25%. During 2006, the federal funds rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 5.25%. During the first and second quarter of 2007, the federal funds rate remained unchanged at 5.25%.

Net interest income was $12.1 million for the second quarter of 2007 compared to $12.3 million in the second quarter of 2006. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of First Defiance’s earnings and is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest income declined despite a $29.4 million increase in the average balance of interest-earning assets between the second quarter of 2006 and the second quarter of 2007. The average balance of loans receivable increased slightly to $1.23 billion for the second quarter of 2007 from $1.21 billion in the second quarter of 2006. The yield on loans receivable increased 33 basis points, to 7.37% in 2007 from 7.04% in 2006. The overall yield on interest-earning assets increased to 7.20% in the second quarter of 2007 compared to 6.87% for the same period in 2006. For the second quarter of 2007, total interest income was $24.5 million, a $1.6 million increase over the second quarter of 2006.

The increase in interest income was offset by a $1.7 million increase in interest expense, which totaled $12.4 million for the second quarter of 2007 compared to $10.7 million for the same period in 2006. The majority of the increase in interest expense was in interest-bearing deposits, where average balances increased $60.3 million to $1.06 billion for the second quarter of 2007, compared to $995.8 million for the same period in 2006. The cost of those average deposits increased 65 basis points between the 2006 and 2007 second quarters, to 3.82% from 3.17%. The cost of interest-bearing liabilities increased to 4.01% for the 2007 quarterly period, up from 3.48% in 2006, an increase of 53 basis points.

Index

Net interest margin for the quarter ended June 30, 2007 was 3.58%, an 11 basis point decline from the 2006 second quarter margin of 3.69%. The Company's interest rate spread declined to 3.19% in the 2007 second quarter compared to 3.39% in the same 2006 quarterly period. Management anticipates that the margins will remain relatively constant at the 2007 second quarter levels for the balance of the year absent any rate changes by the Federal Reserve Open Market Committee.

Provision for Loan Losses.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses was $575,000 in the second quarter of 2007 compared to $683,000 for the second quarter of 2006. Net charge-offs for the second quarter of 2007 were $910,000, compared to $292,000 for the same period in 2006. The loans charged off in the 2007 second quarter had generally been provided for specifically in the allowance for loan losses in prior periods. As a percentage of average loans, annualized net charge-offs were 0.30% for the second quarter of 2007 compared to 0.10% in the same period in 2006. The decline in the provision for loan losses in the second quarter of 2007 compared to the second quarter of 2006 despite the increase in net charge-offs was primarily due to slower loan growth. Loans increased $28.7 million during the second quarter of 2006 compared to $8.0 million of growth in the second quarter of 2007. Management believes the balance of the allowance for loan losses is appropriate.

Non-performing assets, which include non-accrual loans and real estate owned, increased to $9.8 million at June 30, 2007 from $8.9 million at June 30, 2006 and from $9.7 million at December 31, 2006. Non-performing assets and asset quality ratios for First Defiance were as follows at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(in thousands)
Non-accrual loans	$6,427	$7,283
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	6,427	$7,283
Real estate owned (REO)	3,324	2,392
Total non-performing assets	$9,751	$9,675

Allowance for loans losses as a percentage of total loans	1.08%	1.10%
Allowance for loan losses as a percentage of non-performing assets	137.60%	140.35%
Allowance for loan losses as a percentage of non-performing loans	208.76%	186.45%
Total non-performing assets as a percentage of total assets	0.63%	0.64%
Total non-performing loans as a percentage of total loans	0.51%	0.59%

Index

Of the $6.4 million in non-accrual loans, $559,000 were 1-4 family residential loans, $5.7 million were commercial or commercial real estate loans and $158,000 were home equity or consumer loans. The allowance for loan losses at June 30, 2007 was $13.4 million compared to $13.6 million at December 31, 2006. For the quarter ended June 30, 2007, First Defiance charged off $1.0 million of loans against its allowance and realized recoveries of $111,000 from loans previously charged off. Of the $1.0 million in charge-offs, $660,000 was from one customer. During the second quarter in 2006, First Defiance charged off $365,000 in loans and realized recoveries of $73,000.

Non-Interest Income.

Total non-interest income increased to $5.7 million in the second quarter of 2007, compared with $5.1 million in the same period in 2006. This increase is especially significant  considering that the 2006 second quarter results include a $400,000 non-recurring gain from the sale of the Company’s credit card portfolio.

Service Fees. Service fees and other charges increased by $350,000 or 14.8% in the 2007 second quarter compared to the same period in 2006. The increase was primarily related to checking account charges, the result of the implementation of an overdraft privilege product in March of 2006.

First Defiance’s overdraft privilege program generally provides for the automatic payment of  modest overdraft limits on all accounts deemed to be in good standing when the account is accessed using paper-based check processing, a teller withdrawal, a point-of-sale terminal, an ACH transaction, or an ATM. To be in good standing, an account must be brought to a positive balance within a 30-day period. Overdraft limits are established for all customers without discrimination using a risk assessment approach for each account classification. The approach includes a systematic review and evaluation of the normal deposit flows made to each account classification to establish reasonable and prudent negative balance limits that would be routinely repaid by normal, expected and reoccurring deposits. The risk assessment by portfolio approach assumes a minimal degree of undetermined credit risk associated with unidentified individual accounts. An allowance for losses is recognized for any accounts that are overdrawn for 30 or more days. Accounts overdrawn for more than 60 days are automatically charged off. Fees are charged as a one-time fee per occurance and the fee charged for an item that is paid is equal to the fee charged for a non-sufficient fund item that is returned.

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore are deemed to be non-interest income rather than interest income. Fee income recorded for the quarter ended June 30, 2007 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $1.86 million compared to $1.49 million for the same period in 2006. Accounts charged off are included in non-interest expense. The period over period increase is due to increased usage of the program by customers, a reduction in the amount of fees being waived and the recording of the initial allowance for losses in the 2006 second quarter. That allowance has remained relatively

Index

constant since it was initially recorded and stood at $120,000 at June 30, 2007 compared to $156,000 at June 30, 2006.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 21.2% to $1.1 million for the second quarter of 2007 from $888,000 for the same period of 2006. Gains realized from the sale of mortgage loans increased $173,000 to $805,000 for the three months ended June 30, 2007 from $632,000 during the 2006 second quarter. Mortgage loan servicing revenue increased $37,000 in the second quarter of 2007 compared to the second quarter of 2006. These increases were slightly offset by a $28,000 increase in the amortization of mortgage servicing rights in the 2007 second quarter compared to the same period in 2006.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $359,000, to $1.4 million in the second quarter of 2007, from $1.0 million during the second quarter of 2006. The 2007 second quarter results include a full quarter of activity relating to the HHWS acquisition which closed on February 28, 2007. The 2007 quarterly results also include a contingent payment of $61,000. There were no such contingent payments recognized in income in the second quarter of 2006.

Other Non-Interest Income. Other sources of non-interest income include gains from the sale of non-mortgage loans, trust income, earnings from bank-owned life insurance and other. Income from BOLI increased by $70,000 in the second quarter of 2007, the result of a $2 million purchase of additional insurance in the first quarter of 2007 and a switch to a higher-yielding separate account insurance product. Non-mortgage loan gains declined $376,000 in the second quarter of 2007, as First Defiance recognized a $400,000 gain from the sale of its credit card portfolio in the second quarter of 2006.

Non-Interest Expense.

Non-interest expense increased to $11.9 million for the second quarter of 2007 compared to $10.8 million for the same period in 2006.

Compensation and Benefits. Compensation and benefits increased to $6.6 million for the quarter ended June 30, 2007 from $5.9 million for the same period in 2006. Approximately $285,000 of the increase related to added positions which resulted from staff compensation at the Lima Shawnee First Federal office which opened in July 2006, the acquired HHWS insurance agency and several new administrative positions, including a chief risk officer. Also in the second quarter of 2007, the Company incurred a $231,000 increase in the group health insurance expense when compared to the same period in 2006, the result of both higher claims and a higher level of projected costs in the new plan year, which began May 1, 2007.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and amortization of intangibles) increased by $387,000 to $5.2 million for the quarter ended June 30, 2007 from $4.9 million for the same period in 2006.

Occupancy costs increased $118,000 mainly as a result of the Lima Shawnee branch and the acquisition of HHWS. The majority of the remaining expense increases relate to the Company’s overall growth initiatives. The efficiency ratio for the second quarter of 2007 was 66.12% compared to 61.55% for the second quarter of 2006.

Index

Income Taxes.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 32.31% for the quarter ended June 30, 2007 compared to 33.09% for the same period in 2006. The effective tax rate is lower than the Company’s statutory 35% rate because it has approximately $27.9 million invested in municipal securities, and $28.0 million of bank owned life insurance which are both exempt from federal tax. Those book-tax differences are partially offset by the excess of fair value over cost of allocated ESOP shares and costs associated with expensing incentive stock options, which are not deductible for Federal income taxes.

Six Months Ended June 30, 2007 and 2006

On a consolidated basis, First Defiance recognized net income for the six months ended June 30, 2007 of $7.2 million compared to income of $7.8 million for the comparable period in 2006. On a per share basis, basic and diluted earnings per share for the six months ended June 30, 2007 were $1.01 and $1.00, respectively, compared to basic and diluted earnings per share of $1.11 and $1.09, respectively, for the six months ended June 30, 2006.

Net Interest Income.

Interest income increased by $3.9 million to $48.6 million for the six months ended June 30, 2007 from $44.7 for the six months ended June 30, 2006. Interest on loans increased $3.6 million while other sources of interest income were relatively flat between 2006 and 2007. The increase in interest from loans was due both to a $35.2 million increase in the average balance of loans outstanding between the two periods and a 40 basis point increase on the average yield on loans (from 6.97% for the first half of 2006 compared to 7.37% for the same period in 2007).

Interest expense increased by $4.4 million to $24.5 million for the six-months ended June 30, 207 compared to $20.1 million in the first half of 2006. The average balance of interest-bearing liabilities increased by $22.9 million between the first halves of 2006 and 2007 (deposits increased by $58.8 million, FHLB advances declined by $46.8 million, and notes payable and subordinated debentures increased by $3.0 million and $8.0 million respectively). The average cost of interest-bearing deposits for the six months ending June 30, 2007 was 3.98%, a 64 basis point increase from the 3.34% average cost in the first half of 2006.

Net interest income for the six months ended June 30, 2007 was $24.1 million compared to $24.6 million for the six months ended June 30, 2006. Net interest income declined despite the $36.1 million increase in interest-earning assets between the first half of 2006 and the first half of 2007. Net interest margin for the six months of 2007 was 3.61%, down 15 basis points from the 3.76% margin realized in the six month period ended June 30, 2006. The Company's interest rate spread has declined to 3.23% for the first half of 2007 compared to 3.47% in the same 2006 period.

Index

Provision for Loan Losses.

The provision for loan losses was $1.0 million for the six months ended June 30, 2007, which was approximately the same level as the provision for loans losses recorded during the six months ended June 30, 2006. The provision recorded during the first half of 2007 reflected a higher level of charge-offs, which totaled $1.2 million. Total loans outstanding excluding the allowance grew by just $5.1 million during the first six months of 2007. In the first six months of 2006 the provision resulted primarily from $53.8 million of growth in total loans during that period. Net charge-offs in the first half of 2006 were at $500,000. Management believes the balance of the allowance for loan losses is appropriate.

Non-Interest Income.

Total non-interest income increased to $11.3 million for the six months ended June 30, 2007 from $9.6 million recognized in the same period of 2006.

Service Fees. Service fees and other charges increased by $1.2 million or 28.4% in the six months ended June 30, 2007 compared to the same period in 2006. The increase was primarily related to the March 2006 implementation of an overdraft privilege product. Income associated with the overdraft privilege product totaled $3.6 million in the first six months of 2007 compared to $2.4 million in 2006.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 14.5% to $1.9 million for the six months ended June 30, 2007 from $1.6 million for the same period of 2006. Gains realized from the sale of mortgage loans increased $197,000 to $1.3 million for the first half of 2007 from $1.1 million during the same period of 2006. Mortgage loan servicing revenue increased $84,000 in the first half of 2007 compared to the same period of 2006. These increases were slightly offset by a $30,000 increase in the amortization of mortgage servicing rights in the first half of 2007 when compared to 2006.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $402,000, to $3.1 million for the six months ended June 30, 2007, from $2.7 million during the same period of 2006. Contingent commissions increased $275,000 in the first half of 2007 to $814,000 from $539,000 in the same period in 2006. These contingent commissions are amounts paid by various property and casualty insurance companies and are based on growth of premiums with these companies and favorable claims experience. The 2007 year-to-date results also include the activity relating to the HHWS acquisition which was completed on February 28, 2007.

Other Non-Interest Income. Other sources of non-interest income include gains from the sale of non-mortgage loans, trust income, earnings from bank-owned life insurance and other. Income from BOLI increased by $128,000 in the first half of 2007, the result of a $2 million purchase of additional insurance in the first quarter of 2007 and a switch to a higher-yielding separate account insurance product. Non-mortgage loan gains declined $371,000 in the first half of 2007 as a result of the sale of the credit card portfolio in the first half of 2006.

Non-Interest Expense.

Non-interest expense increased to $23.7 million for the six months ended June 30, 2007 compared to $21.5 million for the same period in 2006.

Index

Compensation and Benefits. Compensation and benefits increased to $13.2 million for the six months ended June 30, 2007 from $12.0 million for the same period in 2006. The increase was primarily due to compensation at the Lima Shawnee First Federal office which opened in July 2006, and at the newly acquired HHWS insurance agency. First Defiance also added several new administrative positions since mid-2006. Also in the first six months of 2007, the Company experienced a $142,000 increase in its group health insurance expense when compared to the prior year.

Other Non-Interest Expenses. Other non-interest expenses (including occupancy, state franchise tax, data processing, and amortization of intangibles) increased by $970,000 to $10.5 million for the six months ended June 30, 2007 from $9.5 million for the same period in 2006.

Occupancy costs increased $293,000 mainly as a result of the Lima Shawnee branch and the acquisition of HHWS . The majority of the remaining expense increases relate to the Company’s overall growth initiatives. The efficiency ratio for the first six months of 2007 was 66.19% compared to 62.41% for the same period of 2006.

Income Taxes.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 32.54% for the six months ended June 30, 2007 compared to 32.76% for the same period in 2006.

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $4.9 million of cash from operating activities during the first six months of 2007. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, changes in loans available for sale, interest receivable, other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At June 30, 2007, First Defiance had $101.5 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $193.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $12.0 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by June 30, 2008 is $537.2 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Index

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2007.

Index

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized

Regulatory capital	$148,597	$148,597	$162,016	$162,016
Minimum required regulatory capital	59,888	74,860	104,783	130,979
Excess regulatory capital	$88,709	$73,737	$57,233	$31,037

Regulatory capital as a percentage of assets (1)	9.9%	9.9%	12.4%	12.4%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	5.9%	4.9%	4.4%	2.4%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.50 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.31 billion.

High Loan-to-Value Mortgage Loans

The majority of First Defiance’s mortgage loans are collateralized by one-to-four family residential real estate, have loan-to-value ratios of 80% or less, and are made to borrowers in good credit standing. First Federal usually requires residential mortgage loan borrowers whose loan-to-value is greater than 80% to purchase private mortgage insurance (PMI). First Federal does originate and retain a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit, that exceed certain loan-to-value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards at June 30, 2007 totaled $28.8 million. These loans are generally paying as agreed. First Defiance does not make interest-only first mortgage residential loans, nor does it have residential mortgage loan products, or other consumer products, that allow negative amortization.

Index

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2007.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using June 30, 2007 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Index

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item1.      Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A.   Risk Factors

  There were no material changes to the risk factors as presented in First Defiance Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2006.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2007 – April 30, 2007	42,705	$27.51	37,877	264,293
May 1, 2007 – May 31, 2007	18,531	$27.81	18,531	245,762
June 1, 2007 – June 30, 2007	1,361	$28.42	445	245,317
Total for 2007 Second Quarter	62,597	$27.62	56,853	245,317

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

Non applicable

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

First Defiance Financial Corp.
(Registrant)

Date: August 9, 2007	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: August 9, 2007	By:	/s/ John C. Wahl
John C. Wahl
Executive Vice President, Chief
Financial Officer and
Treasurer