Form 10-Q
period 2007-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2007-11-09
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

                    First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 7,084,319 shares outstanding at November 9, 2007.

FIRST DEFIANCE FINANCIAL CORP.

Index

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	September 30, 2007	December 31, 2006
	(In Thousands)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$30,558	$47,668
Interest-bearing deposits	29,379	2,355
	59,937	50,023
Securities:
Available-for-sale, carried at fair value	111,236	110,682
Held-to-maturity, carried at amortized cost
(fair value $1,279 and $1,492 at September 30, 2007
and December 31, 2006, respectively)	1,236	1,441
	112,472	112,123
Loans held for sale	7,426	3,426
Loans receivable, net of allowance of $13,427 at September
30, 2007 and $13,579 at December 31, 2006, respectively	1,251,445	1,226,310
Accrued interest receivable	8,102	6,984
Federal Home Loan Bank stock	18,586	18,586
Bank owned life insurance	28,315	25,326
Premises and equipment	38,287	34,899
Real estate and other assets held for sale	3,392	2,392
Goodwill	36,515	35,090
Core deposit and other intangibles	3,717	3,397
Mortgage servicing rights	5,917	5,529
Other assets	5,835	3,794
Total assets	$1,579,946	$1,527,879

(continued)

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	September 30, 2007	December 31, 2006
	(In Thousands)
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,208,164	$1,138,445
Advances from the Federal Home Loan Bank	128,461	162,228
Short term borrowings and other interest-bearing liabilities	24,645	30,424
Subordinated debentures	36,083	20,619
Advance payments by borrowers	430	667
Deferred taxes	1,292	1,295
Other liabilities	16,165	14,376
Total liabilities	1,415,240	1,368,054

Stockholders’ equity:
Preferred stock, no par value per share:
5,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share:
20,000 shares authorized; 11,703 shares issued
and 7,095 and 7,142 shares outstanding, respectively	117	117
Additional paid-in capital	112,587	110,285
Stock acquired by ESOP	(202)	(628)
Accumulated other comprehensive loss, net of
tax of $(376) and $(362), respectively	(699)	(671)
Retained earnings	124,899	120,112
Treasury stock, at cost, 4,608 and 4,561 shares respectively	(71,996)	(69,390)
Total stockholders’ equity	164,706	159,825

Total liabilities and stockholders’ equity	$1,579,946	$1,527,879

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Income
(UNAUDITED)
(Amounts in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Interest Income
Loans	$22,983	$22,341	$67,882	$63,605
Investment securities:
Taxable	1,129	1,198	3,403	3,387
Non-taxable	310	284	887	853
Interest-bearing deposits	262	7	483	145
FHLB stock dividends	305	262	898	765
Total interest income	24,989	24,092	73,553	68,755
Interest Expense
Deposits	10,536	9,140	30,130	23,835
FHLB advances and other	1,636	2,256	5,253	6,778
Subordinated debentures	597	343	1,518	962
Notes payable	193	144	519	403
Total interest expense	12,962	11,883	37,420	31,978
Net interest income	12,027	12,209	36,133	36,777
Provision for loan losses	671	373	1,704	1,438
Net interest income after provision for loan losses	11,356	11,836	34,429	35,339
Non-interest Income
Service fees and other charges	2,764	2,580	7,997	6,658
Insurance and investment sales commission income	1,180	981	4,244	3,643
Mortgage banking income	921	923	2,780	2,544
Gain on sale of non-mortgage loans	138	63	204	500
Gain on sale of securities	21	-	21	-
Trust income	95	76	280	232
Income from Bank Owned Life Insurance	321	250	929	730
Other non-interest income	144	187	407	395
Total non-interest income	5,584	5,060	16,862	14,702
Non-interest Expense
Compensation and benefits	6,424	6,211	19,610	18,251
Occupancy	1,516	1,278	4,324	3,793
State franchise tax	355	331	1,074	995
Data processing	941	903	2,838	2,760
Amortization of intangibles	167	180	481	539
Other non-interest expense	2,893	2,188	7,623	6,291
Total non-interest expense	12,296	11,091	35,950	32,629
Income before income taxes	4,644	5,805	15,341	17,412
Federal income taxes	1,515	1,982	4,995	5,785
Net Income	3,129	3,823	10,346	11,627

Earnings per share (Note 6)
Basic	$0.44	$0.54	$1.46	$1.66
Diluted	$0.44	$0.53	$1.44	$1.62
Dividends declared per share (Note 5)	$0.25	$0.24	$0.75	$0.72
Average shares outstanding (Note 6)
Basic	7,080	7,032	7,101	7,020
Diluted	7,171	7,146	7,201	7,161

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2007	2006	2007	2006

Balance at beginning of period	$164,657	$154,312	$159,825	$151,216
Adjustment to initially apply FIN 48	-	-	(200)	-
Balance at beginning of period as adjusted	164,657	154,312	159,625	151,216
Comprehensive income:
Net income	3,129	3,823	10,346	11,627
Other comprehensive income (loss)	483	962	(28)	(45)
Total comprehensive income	3,612	4,785	10,318	11,582
ESOP shares released	333	324	1,376	1,326
Stock option expense	72	77	202	210
Tax benefit of employee plans	-	409	56	409
Shares issued under stock option plans	-	498	462	2,208
Treasury shares repurchased	(2,216)	(569)	(4,271)	(3,741)
Acquisition of Huber, Harger, Welt and Smith	-	-	2,250	-
Common cash dividends declared (Note 5)	(1,752)	(1,681)	(5,312)	(5,055)

Balance at end of period	$164,706	$158,155	$164,706	$158,155

See Accompanying Notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Net cash provided by operating activities	$9,514	$16,609

Investing Activities
Proceeds from maturities of held-to-maturity securities	204	185
Proceeds from maturities of available-for-sale securities	17,355	8,542
Proceeds from sale of available-for-sale securities	2,521	-
Proceeds from sale of real estate and other assets held for sale	2,120	1,714
Proceeds from sale of property, plant and equipment	5	222
Net cash received in acquisition of Huber, Harger, Welt and Smith	190	-
Proceeds from sale of non-mortgage loans	11,320	-
Purchases of available-for-sale securities	(20,499)	(14,061)
Investment in bank owned life insurance	(2,060)	-
Purchases of office properties and equipment	(5,664)	(4,611)
Net increase in loans receivable	(41,506)	(64,386)
Net cash (used in) provided by investing activities	(36,014)	(72,395)

Financing Activities
Net increase in deposits and advance payments by borrowers	69,560	61,061
Repayment of Federal Home Loan Bank long-term advances	(653)	(66,988)
Net (decrease) increase in Federal Home Loan Bank short-term advances	(33,100)	17,500
Proceeds from issuance of subordinated debentures	15,464	-
Proceeds from Federal Home Loan Bank long-term advances	-	45,000
Decrease in securities sold under repurchase agreements	(5,779)	(2,141)
Purchase of common stock for treasury	(4,271)	(3,741)
Cash dividends paid	(5,325)	(5,036)
Proceeds from exercise of stock options	462	2,208
Excess tax benefits from exercise of stock options	56	409
Net cash provided by financing activities	36,414	48,272
(Decrease) increase in cash and cash equivalents	9,914	(7,514)
Cash and cash equivalents at beginning of period	50,023	49,256
Cash and cash equivalents at end of period	$59,937	$41,742

Supplemental cash flow information:
Interest paid	$36,725	$31,114
Income taxes paid	$4,520	$4,664
Transfers from loans to other real estate owned and other
assets held for sale	$3,510	$4,336

See accompanying notes.

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2007 and 2006)

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

The accompanying consolidated condensed financial statements as of September 30, 2007 and for the three and nine month period ended September 30, 2007 and 2006 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2006 Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal and First Insurance. At September 30, 2007 goodwill totaled $36.5 million. The acquisition of Huber, Harger, Welt and Smith (“HHWS”) added $1.4 million of goodwill in 2007.

Income Taxes

The Company’s effective tax rate differs from the statutory 35% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of which are exempt from federal income taxes, partially offset by the excess of fair value over cost of allocated ESOP shares and stock option expense related to incentive option grants which are not deductible for Federal income taxes.

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

The Securities and Exchange Commission (SEC) has published Staff Accounting Bulletin No. 107 (“SAB 107”), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation and benefits in the condensed consolidated statements of income as part of compensation and benefits.

Segment Information

Statement of Financial Accounting Standards No. 131 requires disclosures about an enterprise’s operating segments. The Statement defines an operating segment as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. While the Company’s chief decision-makers monitor the revenue streams of the Company’s various products and services, the identifiable segments that could be separated from the Company’s primary business of community banking are not material based on revenue, net income, or total assets. Accordingly, all of First Defiance’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Index

2. Basis of Presentation (continued)

Recent Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value. The Statement applies to all reporting entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions including the adoption of SFAS No. 157 at the same time. First Defiance chose not to early adopt SFAS 159 and is currently assessing whether fair value accounting is appropriate for any of its eligible items and currently can not estimate the impact, if any, on the consolidated financial statements or results of operations.

3. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. As of September 30, 2007, 422,932 options (411,103 for employees and 11,829 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Nine months ended September 30
	2007		2006
	Options Outstanding	Weighted Average Option Prices	Options Outstanding	Weighted Average Option Prices
Options outstanding, beginning of period	404,154	$19.36	569,099	$16.00
Forfeited or cancelled	(2,550)	25.98	(11,150)	23.14
Exercised	(32,922)	14.04	(194,588)	11.35
Granted	54,250	27.41	48,250	26.49
Options outstanding, end of period	422,932	$20.76	411,611	$19.24

Index

3. Stock Compensation Plans (continued)

Proceeds, related tax benefits realized from options exercised, and intrinsic value of options exercised were as follows:

	Nine Months Ended September 30
	2007	2006
Proceeds of options exercised	$462,076	$2,208,234
Related tax benefit recognized	55,414	409,278
Intrinsic value of options exercised	475,048	2,970,005

The aggregate intrinsic value of all options outstanding at September 30, 2007 was $2.67 million. The aggregate intrinsic value of all options that were exercisable at September 30, 2007 was $2.55 million.

The fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Nine Months Ended September 30
	2007		2006
Expected average risk-free rate	4.86%		5.17%
Expected average life	6.63	years	6.50	years
Expected volatility	21.80%		22.40%
Expected dividend yield	3.64%		3.63%

The weighted-average fair value of options granted for the nine months ended September 30, 2007 and 2006 were $5.33 and $5.97, respectively.

4. Acquisitions

On October 2, 2007, First Defiance announced the execution of a definitive agreement to acquire Pavilion Bancorp, Inc. and its wholly-owned subsidiary, the Bank of Lenawee, which is headquartered in Adrian, Michigan. Each Pavilion Bancorp shareholder will receive 1.4209 shares of First Defiance common stock and $37.50 in cash. Based on the closing price of First Defiance shares on October 2, 2007, the transaction is valued at $55.7 million or $75.54 per share. As of September 30, 2007, Pavilion Bancorp had $279 million in assets, $239 million in loans and $229 million in deposits at its eight banking offices. The transaction is expected to be completed late in the first quarter of 2008, pending regulatory approvals, the approval of shareholders of Pavilion Bancorp and the completion of other customary closing conditions.

On February 28, 2007, First Defiance acquired HHWS, an insurance agency headquartered in Bowling Green, Ohio for a purchase price comprised of 76,435 shares of First Defiance common stock and future consideration to be paid in cash in 2009 and 2010. As of September 30, 2007, management has determined goodwill of $1.4 million and identifiable intangible assets of $800,000 consisting of customer relationship intangible of $620,000 and a non-compete intangible of $180,000.

Index

5. Dividends on Common Stock

As of September 30, 2007, First Defiance had declared a quarterly cash dividend of $.25 per share for the third quarter of 2007, payable on October 26, 2007.

6. Earnings Per Share

Basic earnings per share as disclosed under SFAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2007 and 2006. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share – Net income	$3,129	$3,823	$10,346	$11,627
Denominator:
Denominator for basic earnings per share – weighted average shares	7,080	7,032	7,101	7,020
Effect of dilutive securities:
Employee stock options	91	114	100	141
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	7,171	7,146	7,201	7,161
Basic earnings per share from net income	$0.44	$0.54	$1.46	$1.66
Diluted earnings per share from net income	$0.44	$0.53	$1.44	$1.62

Index

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2007
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$27,571	$199	$(19)	$27,751
Mortgage-backed securities	24,542	64	(275)	24,331
REMICs	3,064	-	(10)	3,054
Collateralized mortgage obligations	19,730	62	(203)	19,589
Trust preferred stock	7,887	6	(347)	7,546
Obligations of state and political subdivisions	28,631	347	(13)	28,965
Totals	$111,425	$678	$(867)	$111,236

Held-to-Maturity Securities:
FHLMC certificates	$199	$6	$-	$205
FNMA certificates	515	4	(1)	518
GNMA certificates	162	1	-	163
Obligations of state and political subdivisions	360	33	-	393
Totals	$1,236	$44	$(1)	$1,279

At December 31, 2006
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$36,108	$106	$(171)	$36,043
Mortgage-backed securities	18,595	23	(276)	18,342
REMICs	3,071	-	(11)	3,060
Collateralized mortgage obligations	20,099	52	(346)	19,805
Trust preferred stock	8,116	82	(20)	8,178
Obligations of state and political subdivisions	24,840	418	(4)	25,254
Totals	$110,829	$681	$(828)	$110,682

Held-to-Maturity Securities:
FHLMC certificates	$272	$8	$-	$280
FNMA certificates	614	5	(4)	615
GNMA certificates	195	1	-	196
Obligations of state and political subdivisions	360	41	-	401
Totals	$1,441	$55	$(4)	$1,492

Index

7. Investment Securities (continued)

The following table summarizes First Defiance’s securities that were in an unrealized loss position at September 30, 2007:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At September 30, 2007
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$6,550	$(19)	$6,550	$(19)
Mortgage-backed securities	6,739	(58)	9,901	(217)	16,640	(275)
Collateralized mortgage obligations and REMICs	4,049	(14)	14,109	(199)	18,158	(213)
Trust preferred stock	1,995	(102)	1,645	(245)	3,640	(347)
Obligations of state and political subdivisions	3,522	(11)	192	(2)	3,714	(13)

Held to maturity securities:
Mortgage-backed securities	120	-	144	(1)	264	(1)
Total temporarily impaired securities	$16,425	$(185)	$32,541	$(683)	$48,966	$(868)

First Defiance does not believe the unrealized losses on securities as of September 30, 2007 represent other-than-temporary impairment. The unrealized losses are primarily the result of the changes in interest rates and will not prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary for fair value to recover to the amortized cost.

Index

8. Loans

Loans receivable consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Real Estate:
One-to-four family residential	$230,075	$250,808
Construction	15,392	17,339
Non-residential and multi-family	592,914	579,860
	838,381	848,007
Other Loans:
Commercial	267,897	232,914
Consumer finance	38,280	43,770
Home equity and improvement	127,641	122,789
	433,818	399,473
Total real estate and other loans	1,272,199	1,247,480
Deduct:
Loans in process	6,301	6,409
Net deferred loan origination fees and costs	1,026	1,182
Allowance for loan loss	13,427	13,579
Totals	$1,251,445	$1,226,310

Changes in the allowance for loan losses were as follows (in $000s):

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$13,417	$14,239	$13,579	$13,673
Provision for loan losses	671	373	1,704	1,438
Charge-offs:
One-to-four family residential real estate	128	58	223	269
Non-residential and multi-family real estate	586	134	1,669	364
Commercial	-	85	92	115
Home equity and improvement	10	48	51	101
Consumer finance	25	67	119	296
Total charge-offs	749	392	2,154	1,145
Recoveries	88	78	298	332
Net charge-offs	661	314	1,856	813
Ending allowance	$13,427	$14,298	$13,427	$14,298

Index

8. Loans (continued)

The following table presents the aggregate amounts of non-performing assets, comprised of non-accrual loans and real estate owned on the dates indicated:

	September 30, 2007	December 31, 2006
	(in thousands)
Non-accrual loans	$8,523	$7,283
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	8,523	$7,283
Real estate owned (REO)	3,392	2,392
Total non-performing assets	$11,915	$9,675

9. Deposits

A summary of deposit balances is as follows (in thousands):

	September 30, 2007	December 31, 2006
Non-interest-bearing checking accounts	$109,128	$106,328
Interest-bearing checking and money market accounts	330,168	306,003
Savings accounts	98,719	74,491
Retail certificates of deposit less than $100,000	524,347	493,594
Retail certificates of deposit greater than $100,000	142,645	140,392
Brokered or national certificates of deposit	3,157	17,637
	$1,208,164	$1,138,445

10. Borrowings

First Defiance’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
FHLB Advances:
Overnight borrowings	$-	$33,100
Single maturity fixed rate advances	10,000	10,000
Single maturity LIBOR based advances	45,000	45,000
Putable advances	45,000	45,000
Strike-rate advances	27,000	27,000
Amortizable mortgage advances	1,461	2,128
Total	$128,461	$162,228
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$20,619

Index

10. Borrowings (continued)

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at September 30, 2007 was 5.23%.

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

A summary of all junior debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	September 30, 2007	December 31, 2006
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	-
Total junior subordinated debentures owned to unconsolidated subsidiary Trusts	$36,083	$20,619

The Company has used the proceeds of the Junior Debentures issued in March 2007 for general corporate purposes. Interest on both issues of trust preferred securities may be deferred for a period of up to five years at the option of the issuer.

Index

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

	September 30, 2007	December 31, 2006
	(In Thousands)
Loan commitments	$263,982	$260,349
Standby Letters of Credit	13,331	16,869
Total	$277,313	$277,218

The remaining weighted average life for outstanding standby letters of credit was less than one year at September 30, 2007. The Company had $3.8 million of standby letters of credit with a life longer than one year.

12. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 15 in the financial statements included in First Defiance’s 2006 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Service cost-benefits attributable to service during the period	$12	$10	$37	$30
Interest cost on accumulated post-retirement benefit obligation	31	27	94	80
Net amortization and deferral	11	8	32	23
Net periodic postretirement benefit cost	$54	$45	$163	$133

Index

13. Income Taxes

First Defiance adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $200,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of adoption, including the increase in the liability noted above, First Defiance had approximately $533,000 of unrecognized tax benefits. As of September 30, 2007, the Company has $437,000 of unrecognized tax benefits, of which $404,000 would affect the effective tax rate if recognized.

Interest and penalties related to uncertain tax positions are recorded as components of income tax expense. During the quarter ended September 30, 2007 the Company had a net reduction of accrued interest on uncertain tax positions totaling $9,100. For the nine month period ended September 30, 2007, the Company recognized a net reversal of approximately $4,900 of previously recorded accrued interest associated with uncertain tax positions. As of September 30, 2007 the Company has remaining accrued interest of approximately $7,600 related to uncertain tax positions, which is included in the $437,000 noted above. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

Federal tax returns for years ended December 31, 2004 and later are subject to audit by the Internal Revenue Service.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance Financial Corp. (“First Defiance” or “the Company”) is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio and northeast Indiana where it operates 27 full service branches. First Federal opened its 27th branch on August 6, 2007 in Fort Wayne, Indiana. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s offices in Defiance and Bowling Green, Ohio while investment and annuity products are sold through registered investment representatives located at certain First Federal banking center locations.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $1.2 million at September 30, 2007. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $111.2 million at September 30, 2007. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($27.8 million), certain municipal obligations ($29.0 million), CMOs and REMICs ($22.6 million), mortgage backed securities ($24.3 million) and preferred stock ($7.5 million).

In accordance with SFAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax, and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $189,000 at September 30, 2007, or $123,000 after considering the related deferred tax asset.

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

Changes in Financial Condition

At September 30, 2007, First Defiance's total assets, deposits and stockholders' equity amounted to $1.58 billion, $1.21 billion and $164.7 million, respectively, compared to $1.53 billion, $1.14 billion and $159.8 million, respectively, at December 31, 2006.

Net loans receivable (excluding loans held for sale) were $1.25 billion at September 30, 2007 compared to $1.23 billion at December 31, 2006. Between December 31, 2006 and September 30, 2007 commercial loans and commercial real estate loans increased by $35.0 million and $13.1 million, respectively, while one-to-four family residential real estate loans and consumer loans declined by $20.7 million and $5.5 million, respectively. The growth in commercial loan balances is the result of continued opportunities in First Defiance’s market area. While this market area cannot be characterized as high growth, the Company has been successful in growing its commercial loan and commercial real estate loan portfolios by taking market share from other financial institutions. The decline in one-to-four family residential real estate loans is due to the Company selling the majority of its residential mortgage originations in the secondary market while existing loans continue to pay down. The decline in consumer loan balances is the result of the Company not aggressively pursuing opportunities with that product line.

The investment securities portfolio increased slightly to $112.5 million at September 30, 2007 from $112.1 million at December 31, 2006. The increase is the result of $20.5 million of securities being purchased during the first nine months of 2007 mostly offset by $12.3 million of securities being matured or called in the period and principal pay downs of $5.2 million in CMOs and mortgage-backed securities. The unrealized loss in the investment portfolio increased modestly to $189,000 at September 30, 2007 from $147,000 at December 31, 2006.

Deposits increased from $1.14 billion at December 31, 2006 to $1.21 billion as of September 30, 2007. Of the $69.7 million increase, non-interest bearing demand deposits increased $2.8 million to $109.1 million, savings deposits increased $24.2 million to $98.7 million, interest-bearing demand deposits and money market accounts increased $24.2 million to $330.2 million, and retail time deposits increased $33.0 million to $667.0 million. During the same period, brokered time deposits decreased $14.5 million to $3.2 million. The increase in core deposits from the beginning of the year is the result of increased corporate-wide promotional efforts and a general increase in interest rates. Brokered deposits decreased as First Defiance has been able to fund its growth with core deposits.

Index

Additionally, FHLB advances decreased $33.8 million to $128.5 million at September 30, 2007 from $162.2 million at December 31, 2006. An increase in deposits coupled with loan growth being up modestly and the completion of a $15 million trust preferred issuance combined to allow First Defiance to repay all of its overnight FHLB advances, which totaled $33.1 million at December 31, 2006.

In March 2007, the Company issued $15.5 million of Subordinated Debentures. These debentures were issued to an unconsolidated affiliated trust that purchased them with proceeds from a $15.0 million issue of trust preferred securities to an outside party. The proceeds of the Subordinated Debentures were used for general corporate purposes. The Subordinated Debentures will have a fixed rate of 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 150 basis points, repricing quarterly, thereafter.

Stockholders’ equity increased from $159.8 million at December 31, 2006 to $164.7 million at September 30, 2007. The increase is primarily the result of net income of $10.3 million and $2.3 million of stock issued in conjunction with the HHWS acquisition. Those increases were partially offset by $5.3 million of cash dividends and $4.3 million of treasury share repurchases.

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

	Three Months Ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,244,531	$22,995	7.33%	$1,225,456	$22,346	7.23%
Securities	112,645	1,615	5.66	119,628	1,625	5.35
Interest-earning deposits	21,760	262	4.78	580	7	4.79
FHLB stock and other	18,585	305	6.51	18,050	262	5.76
Total interest-earning assets	1,397,521	25,177	7.14	1,363,714	24,240	7.05
Non-interest-earning assets	152,653			148,930
Total assets	$1,550,174			$1,512,644

Interest-bearing liabilities:
Deposits	$1,074,413	$10,536	3.89%	$1,030,433	$9,140	3.52%
FHLB advances and other	128,597	1,636	5.05	175,255	2,256	5.11
Notes payable	24,935	193	3.07	19,749	144	2.89
Subordinated debentures	36,295	597	6.53	20,619	343	6.60
Total interest-bearing liabilities	1,264,240	12,962	4.07	1,246,056	11,883	3.78
Non-interest bearing deposits	103,181	-		93,964	-
Total including non-interest bearing
demand deposits	1,367,421	12,962	3.76	1,340,020	11,883	3.52
Other non-interest-bearing liabilities	18,002			16,607
Total liabilities	1,385,423			1,356,627
Stockholders' equity	164,751			156,017
Total liabilities and stock-
holders' equity	$1,550,174			$1,512,644
Net interest income; interest
rate spread		$12,215	3.07%		$12,357	3.27%
Net interest margin (3)			3.47%			3.59%
Average interest-earning assets
to average interest-bearing
liabilities			111%			109%
_____________________________
(1)
Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index

	Nine Months Ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,233,987	$67,916	7.36%	$1,204,142	$63,622	7.06%
Securities	112,466	4,795	5.68	116,215	4,670	5.34
Interest-earning deposits	12,461	483	5.18	3,992	145	4.86
FHLB stock and other	18,585	898	6.46	17,797	765	5.75
Total interest-earning assets	1,377,499	74,092	7.19	1,342,146	69,202	6.89
Non-interest-earning assets	151,905			146,633
Total assets	$1,529,404			$1,488,779

Interest-bearing liabilities:
Deposits	$1,053,810	$30,130	3.82%	$999,977	$23,835	3.19%
FHLB advances and other	139,087	5,253	5.05	185,826	6,778	4.88
Notes payable	22,920	519	3.03	19,224	403	2.80
Subordinated debentures	31,147	1,518	6.52	20,619	962	6.24
Total interest-bearing liabilities	1,246,964	37,420	4.01	1,225,646	31,978	3.49
Non-interest bearing deposits	100,908	-		93,492	-
Total including non-interest bearing
demand deposits	1,347,872	37,420	3.71	1,319,138	31,978	3.24
Other non-interest-bearing liabilities	18,042			15,348
Total liabilities	1,365,914			1,334,486
Stockholders' equity	163,490			154,293
Total liabilities and stock-
holders' equity	$1,529,404			$1,488,779
Net interest income; interest
rate spread		$36,672	3.18%		$37,224	3.40%
Net interest margin (3)			3.56%			3.71%
Average interest-earning assets
to average interest-bearing
liabilities			110%			110%
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

Index

Results of Operations

Three Months Ended September 30, 2007 and 2006

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2007 was $3.1 million compared to income of $3.8 million for the comparable period in 2006. On a per share basis, basic and diluted earnings per share for the three months ended September 30, 2007 were $0.44, compared to basic and diluted earnings per share of $0.54 and $0.53, respectively, for the quarter ended September 30, 2006.

Net Interest Income.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2006 at 7.25% and increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 8.25%. During the first and second quarters of 2007, the prime interest rate remained unchanged at 8.25%. The prime interest rate was reduced 50 basis points to 7.75% late in the third quarter of 2007. The federal funds rate, which is the cost of immediately available overnight funds has moved in a similar manner, beginning 2006 at 4.25%. During 2006, the federal funds rate increased 50 basis points in the first quarter and 50 basis points in the second quarter to end the year at 5.25%. During the first and second quarters of 2007, the federal funds rate remained unchanged at 5.25%. The federal funds rate was reduced 50 basis points to 4.75% in September of 2007.

Net interest income was $12.0 million for the third quarter of 2007 compared to $12.2 million in the third quarter of 2006. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of First Defiance’s earnings and is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Net interest income declined despite a $33.8 million increase in the average balance of interest-earning assets between the third quarter of 2006 and the third quarter of 2007. The average balance of loans receivable increased to $1.24 billion for the third quarter of 2007 from $1.23 billion in the third quarter of 2006. The yield on loans receivable increased 10 basis points, to 7.33% in 2007 from 7.23% in 2006. The overall yield on interest-earning assets increased to 7.14% in the third quarter of 2007 compared to 7.05% for the same period in 2006. For the third quarter of 2007, total interest income was $25.0 million, an $897,000 increase over the third quarter of 2006. Interest income was negatively impacted in the third quarter of 2007 by an increase in the balance of loans that were delinquent by more than 90 days. It is the Company’s policy to reverse interest accrued on loans when they become 90 days past due. As a result of this increase, interest income was reduced by $325,000 in the third quarter of 2007 compared to $93,000 for the same period in 2006.

The increase in interest income was more than offset by a $1.1 million increase in interest expense, which totaled $13.0 million for the third quarter of 2007 compared to $11.9 million for the same period in 2006. The majority of the increase in interest expense was in interest-bearing deposits, where average balances increased $44.0 million to $1.07 billion for the third quarter of

Index

2007, compared to $1.03 million for the same period in 2006. The cost of those average deposits increased 37 basis points between the 2006 and 2007 third quarters, to 3.89% from 3.52%. The cost of interest-bearing liabilities increased to 4.07% for the 2007 quarterly period, up from 3.78% in 2006, an increase of 29 basis points.

Net interest margin for the quarter ended September 30, 2007 was 3.47%, a 12 basis point decline from the 2006 third quarter margin of 3.59%. The Company's interest rate spread declined to 3.07% in the 2007 third quarter compared to 3.27% in the same 2006 quarterly period.

Provision for Loan Losses.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses was $671,000 in the third quarter of 2007 compared to $373,000 for the third quarter of 2006. The period over period increase was due to increase in charge-offs in the 2007 third quarter compared to 2006, an increase in the level of non-performing loans and a higher level of portfolio growth in the 2007 third quarter compared to the 2006 period. Charge-offs for the third quarter of 2007 were $749,000 and recoveries of previously charged off loans totaled $88,000 for net charge-offs of $661,000. By comparison, $392,000 of charge-offs were recorded in the 2006 third quarter and $78,000 of recoveries were realized for net charge-offs of $314,000. Of the $749,000 of loans charged off in the 2007 third quarter, $386,000 were specifically reserved for in the prior quarter allowance for loan losses. As a percentage of average loans, annualized net charge-offs were 0.21% for the third quarter of 2007 compared to 0.10% in the same period in 2006.

Non-performing assets, which include non-accrual loans and real estate owned, increased to $11.9 million at September 30, 2007 from $10.0 million at September 30, 2006 and from $9.7 million at December 31, 2006. Non-performing assets and asset quality ratios for First Defiance were as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(in thousands)
Non-accrual loans	$8,523	$7,283
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	$8,523	$7,283
Real estate owned (REO)	3,392	2,392
Total non-performing assets	$11,915	$9,675

Allowance for loans losses as a percentage of total loans	1.06%	1.10%
Allowance for loan losses as a percentage of non- performing assets	112.69%	140.35%
Allowance for loan losses as a percentage of non- performing loans	157.54%	186.45%
Total non-performing assets as a percentage of total assets	0.75%	0.64%
Total non-performing loans as a percentage of total loans	0.67%	0.58%

Index

Of the $8.5 million in non-accrual loans, $459,000 were 1-4 family residential loans, $7.6 million were commercial or commercial real estate loans and $461,000 were home equity or consumer loans.

The increase in non-performing loans between December 31, 2006 and September 30, 2007 relates primarily to two commercial relationships totaling $5.8 million. The most significant of these relationships is a series of development loans which total $4.5 million in suburban Toledo, Ohio. At September 30, 2007 the specific allowance for loan loss associated with this relationship totaled $1.0 million. The other new large non-accrual loan relationship is the result of the failure of our customer’s tenant to make rental payments as agreed. The analysis of the collateral associated with those loans indicates that the loans are well secured and no specific allowance is deemed necessary.

First Federal Bank’s Asset Review Committee meets monthly to review the status of work-out strategies for all criticized relationships, which by definition would include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Asset Review Committee makes recommendations regarding required allowances and proposed charge-offs which are approved by the Senior Loan Committee (in the case of charge-offs) or the Loan Loss Reserve Committee (in the case of specific allowances). At September 30, 2007 the specific allowance for loan losses recorded against the $7.6 million of non-accrual commercial and commercial real estate loans totaled $1.25 million, with most of that associated with the large Toledo area customer noted above. In management’s opinion, the allowance for loan losses is appropriate. The allowance for loan losses at September 30, 2007 was $13.4 million compared to $13.6 million at December 31, 2006.

Non-Interest Income.

Total non-interest income increased to $5.6 million in the third quarter of 2007, compared with $5.1 million in the same period in 2006.

Service Fees. Service fees and other charges increased by $184,000 or 7.1% in the 2007 third quarter compared to the same period in 2006. The increase was primarily related to checking account charges, which have continued to increase since the March 2006 implementation of an overdraft privilege product.

First Defiance’s overdraft privilege program generally provides for the automatic payment of modest overdraft limits on all accounts deemed to be in good standing when the account is accessed using paper-based check processing, a teller withdrawal, a point-of-sale terminal, an ACH transaction, or an ATM. To be in good standing, an account must be brought to a positive balance within a 30-day period. Overdraft limits are established for all customers without discrimination using a risk assessment approach for each account classification. The approach includes a systematic review and evaluation of the normal deposit flows made to each account classification to establish reasonable and prudent negative balance limits that would be routinely repaid by normal, expected and reoccurring deposits. The risk assessment by portfolio approach assumes a minimal degree of undetermined credit risk associated with unidentified individual accounts. An allowance for losses is recognized for any accounts that are overdrawn for 30 or more days. Accounts overdrawn for more than 60 days are automatically charged off. Fees are charged as a one-time fee per occurrence and the fee charged for an item that is paid is equal to the fee charged for a non-sufficient fund item that is returned.

Index

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore are deemed to be non-interest income rather than interest income. Fee income recorded for the quarter ended September 30, 2007 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $1.9 million compared to $1.7 million for the same period in 2006. Accounts charged off are included in non-interest expense. The period over period increase is due to increased usage of the program by customers and a reduction in the amount of fees being waived. That allowance has remained relatively constant since it was initially recorded ($156,000 at June 30, 2006) and stood at $116,000 at September 30, 2007 compared to $160,000 at September 30, 2006.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans remained relatively flat totaling $921,000 for the third quarter of 2007 compared to $923,000 for the same period of 2006. Gains realized from the sale of mortgage loans decreased $13,000 to $674,000 for the three months ended September 30, 2007 from $687,000 during the 2006 third quarter. Mortgage loan servicing revenue increased $17,000 in the third quarter of 2007 compared to the third quarter of 2006.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $199,000, to $1.2 million in the third quarter of 2007, from $981,000 during the third quarter of 2006. The growth in insurance and investment income is due to the February acquisition of HHWS.

Other Non-Interest Income. Other sources of non-interest income include gains from the sale of non-mortgage loans, trust income, gains from the sale of securities, earnings from bank-owned life insurance and other. Income from BOLI increased by $71,000 in the third quarter of 2007, the result of a $2 million purchase of additional insurance in the first quarter of 2007 and a switch to a higher-yielding separate account insurance product. The sale of agricultural loans increased the third quarter of 2007 non-mortgage loan gains by $75,000 to $138,000 compared to $63,000 in the third quarter of 2006. Other non-interest income declined in the third quarter of 2007 by $43,000 from $187,000 in the third quarter of 2006. This decline is attributed to recording a gain of $115,000 in the third quarter of 2006 resulting from the sale of the former Woodlawn Avenue facility in Napoleon, Ohio.

Non-Interest Expense.

Non-interest expense increased to $12.3 million for the third quarter of 2007 compared to $11.1 million for the same period in 2006. The 2007 third quarter results include $220,000 of direct expenses related to the late August flooding which significantly damaged the Company’s branch facilities in downtown Findlay, Ohio and Ottawa, Ohio. These expenses include the write-off of damaged furniture and computer equipment, clean-up, repairs to heating and air conditioning units, drywall, window coverings, wallpaper and carpet. In addition, the Company made

Index

contributions totaling $20,000 to social service agencies in Hancock and Putnam counties to assist with the disaster recovery efforts in those communities. The quarterly after-tax impact of the flooding was $156,000 or $0.02 per diluted share. Management estimates that additional pre-tax expense of $290,000 will be incurred in the fourth quarter of 2007 to restore the downtown Findlay facility to its pre-flood condition. The losses associated with the worst flooding in a century of Ohio’s Blanchard River were not covered by insurance.

Compensation and Benefits. Compensation and benefits increased to $6.4 million for the quarter ended September 30, 2007 from $6.2 million for the same period in 2006. In the third quarter of 2007, the Company incurred a $149,000 increase in the group health insurance expense when compared to the same period in 2006, the result of both higher claims and a higher level of projected costs in the new plan year, which began May 1, 2007. Also, actual compensation increased quarter over quarter as a result of normal year-over-year salary increases, the acquired HHWS insurance agency and the staffing of the Fort Wayne, Indiana branch which opened in August 2007. Compensation expense was favorably impacted in the third quarter of 2007 by the reversal of previously recorded accruals for incentive compensation based on management’s estimate of lower payouts under bonus plans than previously estimated.

Occupancy. Occupancy costs increased $238,000 in the third quarter of 2007 mainly as a result of recording $133,000, net of minimal insurance proceeds on various contents, for flood costs and repairs. Also impacting the third quarter of 2007 are expenses associated with the newly leased facility in Fort Wayne, Indiana and the HHWS acquisition.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $754,000 to $4.4 million for the quarter ended September 30, 2007 from $3.6 million for the same period in 2006. Significant increases between the 2007 and 2006 third quarters include an increase in expense for other real estate owned expenses up $266,000, advertising and public relations expenses up $179,000, attorney fees up $90,000 and $87,000 for the write-off of fixed assets destroyed by the flood. The increase in expenses for real estate owned is due primarily to losses realized on the disposal of properties, the $100,000 write-down of a commercial building taken into OREO late in the second quarter following the receipt of the final appraisal of that property, and the payment of real estate taxes on that building.

The efficiency ratio for the third quarter of 2007 was 69.16% compared to 63.68% for the third quarter of 2006.

Income Taxes.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 32.62% for the quarter ended September 30, 2007 compared to 34.14% for the same period in 2006. The effective tax rate is lower than the Company’s statutory 35% rate because it has approximately $29.4 million invested in municipal securities, and $28.3 million of bank owned life insurance which are both exempt from federal tax. Those book-tax differences are partially offset by the excess of fair value over cost of allocated ESOP shares and costs associated with expensing incentive stock options, which are not deductible for Federal income taxes.

Index

Nine Months Ended September 30, 2007 and 2006

On a consolidated basis, First Defiance recognized net income for the nine months ended September 30, 2007 of $10.3 million compared to income of $11.6 million for the comparable period in 2006. On a per share basis, basic and diluted earnings per share for the nine months ended September 30, 2007 were $1.46 and $1.44, respectively, compared to basic and diluted earnings per share of $1.66 and $1.62, respectively, for the nine months ended September 30, 2006.

Net Interest Income.

Interest income increased by $4.8 million to $73.6 million for the nine months ended September 30, 2007 from $68.8 for the nine months ended September 30, 2006. Interest on loans increased $4.3 million due both to a $29.8 million increase in the average balance of loans outstanding between the two periods and a 30 basis point increase on the average yield on loans (to 7.36% for the nine months ended September 30, 2007 compared to 7.06% for the same period in 2006).

Interest expense increased by $5.4 million to $37.4 million for the nine months ended September 30, 207 compared to $32.0 million in the same period of 2006. The average balance of interest-bearing liabilities increased by $21.3 million between the nine month periods of 2006 and 2007 (deposits increased by $53.8 million, FHLB advances declined by $46.7 million, and notes payable and subordinated debentures increased by $3.7 million and $10.5 million respectively). The average cost of interest-bearing deposits for the nine months ending September 30, 2007 was 4.01%, a 52 basis point increase from the 3.49% average cost in the same period of 2006.

Net interest income for the nine months ended September 30, 2007 was $36.1 million compared to $36.8 million for the nine months ended September 30, 2006. Net interest income declined despite the $35.4 million increase in interest-earning assets between the first nine months of 2007 and the same period in 2006. Net interest margin for the first nine months of 2007 was 3.56%, down 15 basis points from the 3.71% margin realized in the same period of 2006. The Company's interest rate spread has declined to 3.18% for the first nine months of 2007 compared to 3.40% in the same period of 2006.

Provision for Loan Losses.

The provision for loan losses was $1.7 million for the nine months ended September 30, 2007, compared to $1.4 million recognized during the nine months ended September 30, 2006. The provision recorded during the 2007 year-to-date period reflects a higher level of net charge-offs, which totaled $1.9 million compared to $813,000 for the nine-month period ended September 30, 2006. Factors that contribute to the provision for loan losses include net charge-offs, management’s assessment of specific allowances needed for classified assets, and general reserves recorded to reflect overall growth in the loan portfolio. While charge-offs increased significantly between 2006 and 2007, the level of allowance required for classified loans has remained constant, a significant number of the loans charged off were previously provided for, and the level of growth in commercial loans and commercial real estate loans was less in 2007 than it was in 2006. During the first nine months of 2007, commercial and commercial real estate loans increased by $48.0 million. Growth of those portfolios in 2006 was $76.3 million. Management believes the balance of the allowance for loan losses is appropriate.

Index

Non-Interest Income.

Total non-interest income increased to $16.9 million for the period ended September 30, 2007 from $14.7 million recognized in the same period of 2006.

Service Fees. Service fees and other charges increased by $1.3 million or 20.1% in the nine months ended September 30, 2007 compared to the same period in 2006. The increase was primarily related to the March 2006 implementation of an overdraft privilege product as discussed in the quarterly analysis. Income associated with the overdraft privilege product totaled $5.5 million in the first nine months of 2007 compared to $4.6 million in same period of 2006.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 9.3% to $2.8 million for the nine months ended September 30, 2007 from $2.5 million for the same period of 2006. Gains realized from the sale of mortgage loans increased $184,000 to $2.0 million for the first nine months of 2007 from $1.8 million during the same period of 2006. Mortgage loan servicing revenue increased $101,000 in the first nine months of 2007 compared to the same period of 2006. These increases were slightly offset by a $26,000 increase in the amortization of mortgage servicing rights in the first nine months of 2007 when compared to the same period of 2006.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $601,000, to $4.2 million for the nine months ended September 30, 2007, from $3.6 million during the same period of 2006. Contingent commissions increased $275,000 in the first nine months of 2007 to $814,000 from $539,000 in the same period in 2006. These contingent commissions are amounts paid by various property and casualty insurance companies and are based on growth of premiums with these companies and favorable claims experience. The 2007 year-to-date results also include the activity relating to the HHWS acquisition which was completed on February 28, 2007.

Other Non-Interest Income. Other sources of non-interest income include gains from the sale of non-mortgage loans, trust income, earnings from bank-owned life insurance and other. Income from BOLI increased by $199,000 in the first nine months of 2007, the result of a $2 million purchase of additional insurance in the first quarter of 2007 and a switch to a higher-yielding separate account insurance product. Non-mortgage loan gains declined $295,000 in the first nine months of 2007 compared to the same period in 2006. The decline was a due to First Defiance recognizing a gain of $400,000 in the 2006 second quarter following the sale of its credit card portfolio.

Non-Interest Expense.

Non-interest expense increased to $36.0 million for the nine months ended September 30, 2007 compared to $32.6 million for the same period in 2006.

Compensation and Benefits. Compensation and benefits increased to $19.6 million for the nine months ended September 30, 2007 from $18.3 million for the same period in 2006. The increase related to a number of factors including the addition of several high level administrative positions since mid-2006, the opening of the Lima Shawnee branch in mid-year 2006 and the Fort Wayne Branch in August 2007, the acquisition of the HHWS insurance agency in February 2007 and incentive compensation paid on the higher level of insurance contingent income. Also, the

Index

Company experienced a $316,000 increase in its group health insurance expense for the first nine months of 2007 when compared to the prior year, the result of both higher claims and an increase in the number of participants.

Occupancy. Occupancy costs increased $531,000 for the nine months ended September 30, 2007 from the same period of 2006. The increase is due to the addition of the Lima Shawnee and Fort Wayne branches, the acquisition of HHWS and the costs related to the Findlay and Ottawa flood damages more fully discussed in the quarterly results. The majority of the remaining expense increases relate to the Company’s overall growth initiatives.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $1.4 million to $12.0 million for the nine months ended September 30, 2007 from $10.6 million for the same period in 2006. The period over period increase is mainly due to advertising and public relations expense being up $354,000, check charge-offs and other related costs being up $85,000 and the flood related fixed asset write-offs of $87,000. In addition, the Company recorded $359,000 for a full nine months of expense associated with its overdraft privilege program in 2007 compared to just $252,000 recorded in 2006 for less than seven full months of the program. The efficiency ratio for the first nine months of 2007 was 67.18% compared to 62.84% for the same period of 2006.

Income Taxes.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 32.56% for the nine months ended September 30, 2007 compared to 33.22% for the same period in 2006.

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $9.1 million of cash from operating activities during the first nine months of 2007. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, changes in loans available for sale, interest receivable, other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At September 30, 2007, First Defiance had $94.2 million in outstanding loan commitments and loans in process to be funded generally within the next nine months and an additional $183.1 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $9.0 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by September 30, 2008 is $554.0 million. First Defiance believes that it has adequate resources to fund commitments as

Index

they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2007.

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized

Regulatory capital	$152,669	$152,669	$166,096	$166,096
Minimum required regulatory capital	61,434	76,792	106,101	132,626
Excess regulatory capital	$91,235	$75,877	$59,995	$33,470

Regulatory capital as a percentage of assets (1)	9.9%	9.9%	12.5%	12.5%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	5.9%	4.9%	4.5%	2.5%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.54 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.33 billion.

High Loan-to-Value Mortgage Loans

The majority of First Defiance’s mortgage loans are collateralized by one-to-four family residential real estate, have loan-to-value ratios of 80% or less, and are made to borrowers in good credit standing. First Federal usually requires residential mortgage loan borrowers whose loan-to-value is greater than 80% to purchase private mortgage insurance (PMI). First Federal does originate and retain a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan-to-value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards at September 30, 2007 totaled $28.8 million. These loans are generally paying as agreed. First Defiance does not make interest-only first mortgage residential loans, nor does it have residential mortgage loan products, or other consumer products, that allow negative amortization.

Pending Acquisition

On October 2, 2007, First Defiance entered into an Agreement and Plan of Merger with Pavilion Bancorp, Inc. Under the terms of the agreement, First Defiance will acquire Pavilion and its wholly

Index

owned subsidiary, Bank of Lenawee, which is headquartered in Adrian, Michigan. First Defiance has agreed to purchase the outstanding shares of Pavilion for 1.4209 shares of First Defiance common stock plus $37.50 in cash. Management expects one-time costs, including acquisition-related and restructuring charges, will not exceed $3.8 million on a pre-tax basis over the integration period. The cash portion of the acquisition will be financed from existing sources of liquidity, including a line of credit facility at First Defiance.

Upon completion of the acquisition, on a pro forma basis using September 30, 2007 data, First Defiance will have $1.86 billion in total assets, $1.50 billion in loans, $1.43 billion in total deposits, and $228.7 million in shareholders’ equity. The acquisition is expected to result in approximately $22.0 million in additional goodwill and other intangibles. Management expects the transaction, which is subject to regulatory and Pavilion shareholder approval, to close in the first quarter of 2008.

The Company had previously announced that concurrent with the regulatory approval process for the merger First Defiance Financial Corp. would apply to the Federal Reserve Board for approval to convert to a bank holding company and its subsidiary, First Federal Bank of the Midwest would seek approval to convert to a national bank charter. Subsequent to that announcement, management has determined that it is currently in the Company’s best interest for First Federal to retain its federal savings bank charter and to continue under the regulation of the Office of Thrift Supervision at the bank and holding company levels.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2007.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The

Index

simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using September 30, 2007 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

Index

Item 4.Controls and Procedures

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

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Index

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A.   Risk Factors

  There were no material changes to the risk factors as presented in First Defiance Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2007 – July 31, 2007	20,473	$26.93	20,473	224,844
August 1, 2007 – August 31, 2007	56,283	$26.70	56,283	168,561
Sept. 1, 2007 – Sept. 30, 2007	5,721	$28.21	5,721	162,840
Total for 2007 Third Quarter	82,477	$26.87	82,477	162,840

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

First Defiance Financial Corp.
(Registrant)

Date: November 9, 2007	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: November 9, 2007	By:	/s/ John C. Wahl
John C. Wahl
Executive Vice President, Chief
Financial Officer and
Treasurer