Form 10-Q/A
period 2007-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2007-11-15
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015

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

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2007 (the “10-Q”) is being filed because disclosure of employment contracts entered into by Messrs William J. Small, James L. Rohrs, John C. Wahl and Gregory R. Allen, the Company’s principal officers, was inadvertently omitted from Item 6 of the 10-Q. The Company had previously filed an 8-K disclosing the signing of those agreements on October 1, 2007,and copies of each of the agreements was attached thereto .

Item 6.	Exhibits

Exhibit Number	Description
Exhibit 10.1	Employment Agreement with William J. Small	(1)
Exhibit 10.2	Employment Agreement with James L. Rohrs	(1)
Exhibit 10.3	Employment Agreement with John C. Wahl	(1)
Exhibit 10.4	Employment Agreement with Gregory R. Allen	(1)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	(2)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	(2)
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(2)
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(2)

(1)	Incorporated herein by reference to like numbered exhibit in Form 8-K filed on October 1, 2007
(2)	Included herein

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: November 15, 2007	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: November 15, 2007	By:	/s/ John C. Wahl
John C. Wahl
Senior Vice President, Chief
Financial Officer and
Treasurer

4