Form 10-K
period 2007-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2008-03-14
CIK 946647

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year Ended  December 31, 2007

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

As of March 14, 2008, there were issued and outstanding 7,076,269 shares of the Registrant’s common stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2007 was approximately $209.8 million

Documents Incorporated by Reference

Parts I and II of this Form 10-K incorporate by reference certain information from the registrant’s Annual Report to shareholders for the period ended December 31, 2007. Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2008 Annual Shareholders’ Meeting.

PART I
  Item 1. Business

First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company that, through its subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance & Investments (“First Insurance”) (“the Subsidiaries”), focuses on traditional banking and property and casualty, life and group health insurance products. The Company’s traditional banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. The Company’s insurance activities consist primarily of commissions relating to the sale of property and casualty, life and group health insurance and investment products.

At December 31, 2007, the Company had consolidated assets of $1.609 billion, consolidated deposits of $1.218 billion, and consolidated stockholder’s equity of $166.0 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

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

  The Subsidiaries

The Company’s core business operations are conducted through the Subsidiaries:

First Federal Bank of the Midwest: First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. As of December 31, 2007, it conducts operations through 27 full service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Putnam, Seneca, Williams and Wood Counties in northwest Ohio and 1 full service banking center office in Allen county in northeast Indiana.  First Federal opened this northest Indiana branch on August 6, 2007 in Fort Wayne, Indiana. On February 11, 2008, First Federal opened a banking center in Glandorf, Ohio, located in Putnam County. That office was First Federal’s 27th  banking center.

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

On October 2, 2007 First Defiance entered into an Agreement and Plan of Merger with Pavilion Bancorp, Inc. (“Pavilion”). Under the terms of the Agreement, First Defiance will acquire Pavilion and its wholly owned subsidiary, Bank of Lenawee, which is headquartered in Adrian, Michigan. First Defiance has agreed to purchase the outstanding shares of Pavilion for 1.4209 shares of First Defiance common stock plus $37.50 in cash. The acquisition will add eight banking offices in Hillsdale and Lenawee Counties in Southeast Michigan.

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

On February 28, 2007, First Defiance completed the acquisition of Huber, Harger, Welt and Smith (HHWS), an insurance agency headquarted in Bowling Green, Ohio.  HHWS was integrated into First Insurance. That acquisition added one office located in Wood County, Ohio.

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

First Defiance’s investment portfolio includes 24 CMO and REMIC issues totaling $23.3 million, all of which are fully amortizing securities.  Management does not believe the risks associated with any of its CMO or REMIC investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance does not invest in off-balance sheet derivative securities.

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

The amortized cost and fair value of securities at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing							Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Rate	Years	Rate	Years	Rate	Years	Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$6,783	5.22%	$14,880	5.15%	$4,834	5.16%	$1,001	5.27%	$27,498	5.19%
REMICs and CMOs	3,429	4.40	18,669	4.94	1,080	4.75	2	5.00	23,180	4.85
U.S. government and federal agency obligations	13,050	5.37	4,210	4.99	7,374	5.40	− -	−	24,634	5.32
Obligations of states and political subdivisions (1)	1,013	4.93	7,959	4.56	1,550	5.13	17,625	4.58	28,147	4.62
Trust preferred stock	−		−		−		9,723	7.08	9,723	7.08
Total	$24,275		$45,718		$14,838		$28,351		$113,182
Unamortized premiums/ (discounts)									(298)
Unrealized loss on securities available for sale									603
Total									$113,487

(1) Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

	December 31
	2007	2006	2005
	(In Thousands)
Available-for-sale securities:
U. S. treasury and federal agency obligations	24,918	36,043	41,065
Obligations of state and political subdivisions	28,819	25,254	23,818
CMOs, REMICS and mortgage-backed securities	49,991	41,207	40,395
Trust preferred stock	8,642	8,178	7,801
Total	$112,370	$110,682	$113,079

Held-to-maturity securities:
Mortgage-backed securities	$817	$1,081	$1,330
Obligations of state and political subdivisions	300	360	445
Total	$1,117	$1,441	$1,775

For additional information regarding First Defiance’s investment portfolio refer to Note 5 to the consolidated financial statements.

Interest-Bearing Deposits

First Defiance had interest-earning deposits in the FHLB of Cincinnati amounting to $1.4 million and $2.4 million at December 31, 2007 and 2006, respectively.  Also at December 31, 2007, there were $10.2 million in federal funds sold, held at other financial institutions.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2007, First Federal serviced 8,580 loans totaling $715.5 million. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31
	2007			2006			2005
			Percentage			Percentage			Percentage
			of			of			of
	Number	Aggregate	Aggregate	Number	Aggregate	Aggregate	Number	Aggregate	Aggregate
	of	Principal	Principal	of	Principal	Principal	of	Principal	Principal
Rate	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
	(Dollars in Thousands)

Less than 5.00%	759	$57,448	8.03%	810	$65,938	9.91%	865	$74,784	12.41%
5.00% - 5.99%	3,222	249,600	34.89	3,473	280,779	42.20	3,689	310,665	51.56
6.00% - 6.99%	3,897	363,018	50.74	3,129	278,651	41.87	2,356	190,172	31.56
7.00% - 7.99%	620	41,918	5.86	582	36,158	5.43	465	21,766	3.61
8.00% - 8.99%	70	3,164	0.44	86	3,476	0.52	108	4,483	0.75
9.00% and over	12	339	0.04	17	437	0.07	28	641	0.11
Total	8,580	$715,487	100.00%	8,097	$665,439	100.00%	7,511	$602,511	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	2007				2006				2005
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)

1–5 years	546	6.36%	$35,049	4.90%	559	6.90%	$40,545	6.09%	546	7.27%	$40,710	6.76%
6–10 years	1,041	12.13	48,412	6.77	659	8.14	26,342	3.96	602	8.01	27,965	4.64
11–15 years	1,991	23.21	134,243	18.76	2,408	29.74	163,796	24.61	2,573	34.26	177,564	29.47
16–20 years	830	9.67	68,412	9.56	992	12.25	81,262	12.21	1,006	13.39	83,444	13.85
21–25 years	590	6.88	49,132	6.87	338	4.17	28,604	4.30	207	2.76	17,254	2.86
More than 25 years	3,582	41.75	380,239	53.14	3,141	38.80	324,890	48.83	2,577	34.31	255,574	42.42
Total	8,580	100.00%	$715,487	100.00%	8,097	100.00%	$665,439	100.00%	7,511	100.00%	$602,511	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose”. At December 31, 2007, First Federal’s limit on loans-to-one borrower was $25.6 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $20.7 million, $16.0 million, $13.6 million, $13.5 million and $13.5 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2007.

Loan Portfolio Composition – The net increase in net loans receivable over the prior year was $49.5 million, $61.8 million, and $285.6 million in 2007, 2006, and 2005, respectively. First Defiance acquired net loans of $117.5 million in the ComBanc acquisition and $66.9 million in the Genoa acquisition in 2005. The loan portfolio contains no foreign loans.  The Company’s loan portfolio is concentrated geographically in its northwest Ohio market area.  Management has identified lending for income generating rental properties as an industry concentration.  Total loans for income generating property totaled $336.8 million at December 31, 2007, which represents 26% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
One to four family residential	$231,921	17.9%	$250,808	20.1%	$275,497	23.2%	$187,775	20.9%	$162,111	21.6%
Five or more family residential	56,774	4.4	57,263	4.6	50,040	4.2	39,049	4.4	30,322	4.0
Nonresidential real estate	545,077	42.1	522,597	41.9	501,943	42.2	376,115	42.0	311,101	41.4
Construction	13,146	1.0	17,339	1.4	21,173	1.8	15,507	1.7	16,830	2.3
Total real estate loans	846,918	65.4	848,007	68.0	848,653	71.4	618,446	69.0	520,364	69.3

Other:
Consumer finance	37,401	2.9	43,320	3.5	54,657	4.6	45,213	5.1	39,808	5.3
Commercial	283,072	21.8	232,914	18.7	171,289	14.4	141,644	15.8	120,677	16.0
Home equity and improvement	128,080	9.9	122,789	9.8	113,000	9.5	90,839	10.1	70,038	9.3
Mobile home	342	−	450	−	640	.1	299	−	449	0.1
Total non-real estate loans	448,895	34.6	399,473	32.0	339,586	28.6	277,995	31.0	230,972	30.7
Total loans	1,295,813	100.0%	1,247,480	100.0%	1,188,239	100.0%	896,441	100.0%	751,336	100.0%
Less:
Loans in process	5,085		6,409		8,782		6,341		6,079
Deferred loan origination fees	1,032		1,182		1,303		1,232		1,158
Allowance for loan losses	13,890		13,579		13,673		9,956		8,844
Net loans	$1,275,806		$1,226,310		$1,164,481		$878,912		$735,255

In addition to the loans reported above, First Defiance had $5.8 million, $3.4 million, $5.3 million, $2.3 million and $5.9 million in loans classified as held for sale at December 31, 2007, 2006, 2005, 2004 and 2003, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2007 regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	Due Less than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+
	Years After December 31, 2007						Total
	(In Thousands)
Real estate	$116,775	$60,190	$188,536	$362,424	$58,593	$60,400	$846,918
Non-real estate:
Commercial	149,996	34,782	67,008	29,491	1,784	11	283,072
Home equity and improvement	8,819	11,677	54,172	5,335	635	47,442	128,080
Mobile home	83	61	88	110	-	−	342
Consumer finance	14,275	10,209	12,262	530	101	24	37,401
Total	$289,948	$116,919	$322,066	$397,890	$61,113	$107,877	$1,295,813

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

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2007 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)

Real estate	$106,253	$623,890	$730,143
Commercial	8,064	125,012	133,076
Other	84,673	57,973	142,646
	$198,990	$806,875	$1,005,865

Originations, Purchases and Sales of Loans – The lending activities of First Defiance are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from existing customers, real estate brokers, developers, builders, and existing customers; newspapers and radio advertising; and walk-in customers.

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

Retail lenders and branch managers are authorized to originate and approve direct consumer loan requests that are within policy guidelines and within the lender’s approved lending limit. Loans in excess of the lender’s approved lending limit may be approved by retail lending managers up to their approved lending limit. Loans in excess of the retail lending manager’s authorized lending limit or outside of policy must be approved by Senior Loan Committee and if necessary by the Executive Loan Committee. Indirect consumer loans originated by auto dealers are underwritten and approved by a designated underwriter in accordance with company policy and lending limits.

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

Adjustable-rate loans represented 4.0% of First Defiance’s total originations of one-to-four family residential mortgage loans in 2007 compared to 6.0% and 17.3% during 2006 and 2005, respectively.

Adjustable-rate loans decrease the risks associated with changes in interest rates, but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The following table shows total loans originated, loan reductions, and the net increase in First Defiance’s total loans during the periods indicated:

	Years Ended December 31
	2007	2006	2005
	(In Thousands)
Loan originations:
Single family residential	$216,203	$162,499	$164,687
Multi-family residential	22,119	71,671	85,733
Non-residential real estate	145,675	168,909	162,823
Construction	18,633	24,026	27,637
Commercial	243,229	174,081	133,021
Home equity and improvement	29,934	40,498	34,221
Consumer finance	23,931	42,162	50,056
Total loans originated	699,724	683,846	658,178
Loans acquired in acquisitions	−	−	184,218
Loan reductions:
Loan pay-offs	265,367	242,137	261,046
Mortgage loans sold	136,413	134,000	111,345
Periodic principal repayments	247,296	250,324	175,220
	649,076	626,461	547,611
Net increase in total loans	$50,648	$57,385	$294,785

The loans acquired in the Genoa acquisition in 2005 by category were as follows: Single family residential – $36.3 million, multi-family residential – $719,000, non-residential real estate – $7.5 million, construction - $4.5 million, commercial – $1.7 million, home equity and improvement – $13.4 million and consumer finance – $3.7 million.

 The loans acquired in the ComBanc acquisition in 2005 by category were as follows: Single family residential – $33.1 million, multi-family residential – $2.8 million, non-residential real estate – $57.2 million, construction - $1.9 million, commercial – $12.7 million, home equity and improvement  –  $4.6 million and consumer finance – $7.2 million.

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2007, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Single – family residential	$1,243	0.10%	$564	0.04%	$2,257	0.17%	$4,064	0.31%
Nonresidential and Multi- family residential	2,381	0.18	2,310	0.18	5,917	0.46	10,608	0.82
Home equity and improvement	1,351	0.10	46	0.00	351	0.03	1,748	0.13
Consumer finance	304	0.03	10	0.00	17	0.00	331	0.03
Commercial	217	0.02	382	0.03	675	0.05	1,274	0.10
Total	$5,496	0.43%	$3,312	0.25%	$9,217	0.71%	$18,561	1.39%

Overall the level of delinquencies at December 31, 2007 has increased from the levels at December 31, 2006, when First Defiance reported that 1.11% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has increased to 0.71% at December 31, 2007 from 0.58% at December 31, 2006. Overall the level of loans that were 30 to 59 days past due and 60 to 89 days past due increased from $4.8 million (0.40%) and $1.5 million (0.12%) respectively at December 31, 2006 to $5.5 million (0.42%) and $3.3 million (0.25%) respectively at December 31, 2007. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

 Nonperforming Assets – All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collectability of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. When a loan is placed on nonaccrual status, total unpaid interest accrued to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the impaired loan is less than the recorded investment, First Defiance will recognize impairment by allocating a portion of the allowance for loan losses.

Impaired loans acquired in the ComBanc and Genoa acquisitions have been accounted for under the provisions of AICPA Statement of Position 03-3 – Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Such loans were recorded at their fair value, which was estimated based on the expected cash flow of the acquired loan. In the Genoa acquisition, 10 loan relationships with a stated value of $1.5 million were recorded at $721,000. In the ComBanc acquisition, 12 loan relationships with a stated value of $3.4 million were recorded at $2.0 million. At December 31, 2007, 15 loan relationships remained with a contractual balance of $3.0 million and were recorded at $1.7 million. If management expectations about the cash flow of those loans changes over time, the difference will be recognized as a yield adjustment over the remaining life of the respective loan. In 2007, two loan relationships totaling $205,000 were paid in full and $133,000 of impairment was recognized as a yield adjustment. There were no significant changes in the expected cash flows of the remaining loan relationships in 2007.

Loans originated by First Federal having recorded investments of $8.6 million, $4.2 million,  and $822,000 were considered impaired as of December 31, 2007, 2006 and 2005, respectively. These amounts exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. There was $338,000 of interest received and recorded in income during 2007 related to impaired loans. There was $111,000 and $61,000 recorded in 2006 and 2005 respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2007, 2006 and 2005 was $1.3 million, $625,000, and $308,000, respectively. The average recorded investment in impaired loans during 2007, 2006 and 2005 (excluding loans accounted for under SOP 03-3) was $9.6 million, $4.4 million and $1.1 million, respectively. The total allowance for loan losses related to these loans was $1.4 million, $969,000, and $380,000 at December 31, 2007, 2006 and 2005, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at the lower of the restated loan balance, less any allowance for loss, or fair value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2007, First Defiance recognized $698,000 of expense related to write-downs in value of real estate acquired by foreclosure. The balance of real estate owned at December 31, 2007 was $2.4 million and other repossessed assets totaled $50,000.

As of December 31, 2007, First Defiance’s total non-performing loans amounted to $9.2 million or .71% of total loans, compared to $7.3 million or 0.59% of total loans, at December 31, 2006. Non-performing loans are loans which are more than 90 days past due and are all classified as non-accrual at December 31, 2007. The nonperforming loan balance includes $5.0 million of loans originated by First Federal also considered impaired and $24,000 of acquired loans accounted for under SOP 03-3.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2007	2006	2005	2004		2003
	(Dollars in Thousands)
Nonperforming loans:
Single-family residential	$2,608	$1,980	$2,648		$419		$471
Nonresidential and multi-family residential real estate	5,917	4,977	1,917		1,014		1,092
Commercial	675	272	287		450		949
Mobile home	−	−	−		−		−
Consumer finance	17	54	100		10		33
Total nonperforming loans	9,217	7,283	4,952		1,893		2,545

Real estate owned	2,410	2,321	315		49		397
Other repossessed assets	50	71	89		49		7
Total repossessed assets	2,460	2,392	404		98		404

Total nonperforming assets	$11,677	$9,675	$5,356		$1,991		$2,949

Troubled debt restructurings	$3,920	$5,590	$546	$	−	$	−

Total nonperforming assets as a percentage of total assets of continuing operations	0.73%	0.63%	0.37%		0.18%		0.28%
Total nonperforming loans and troubled debt restructurings as a percentage of total loans	0.71%	0.59%	0.42%		0.21%		0.34%
Allowance for loan losses as a percent of total nonperforming assets	118.95%	140.35%	255.28%		500.05%		299.90%

In addition to the $9.2 million of loans reported above and $5.3 million of loans considered impaired (including loans accounted for under SOP 03-3), which are not included in the loans reported above, there are approximately $39.4 million of performing loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the inclusion of such loans in non-performing loans at some future date. In analyzing these loans for the purpose of determining the adequacy of the allowance for loan losses, management has determined that these loans generally have significant collateral, strong guarantors, or both.

Allowance for Loan Losses – First Defiance maintains an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The balance of the allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by First Defiance, industry standards, past due loan amounts and trends, general economic conditions and other factors related to the collectability of the loan portfolio. The Company principally uses its own loss experience in calculating its loan loss provision. However, in those instances where the Company’s experience with certain types of lending is new or recent and therefore historical losses are less meaningful, management will consider such other factors as industry loss statistics, experience of other financial institutions operating in the same geographic area, and inherent risks associated with the borrower in determining the required allowance. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio using a scale of one to ten. Loans graded in the three worst categories (substandard, doubtful and loss) generally have specific allowances. Loans graded as substandard would generally have allowances that range between zero and 20% based on management’s knowledge of the credit and other local factors. Substandard loans that have no allowances generally exhibit negative financial characteristics, such as poor cash flow or declining sales, but have offsetting credit strengths, such as an abundance of collateral or the existence of a strong guarantor. Loans classified as doubtful generally have an allowance of 50% and loans classified as loss have a 100% loan loss provision, unless other facts and circumstances, such as strength of collateral or strength of guarantors warrant a different percentage. Management also engages a third-party to perform an independent loan review on a semi-annual basis. That third party reviews all loan relationships in excess of $250,000 and, among other things, challenges management’s loan grades.

Loans charged-off are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remains static. To the extent that the portfolio grows at a rapid rate or overall quality deteriorates, the provision generally will exceed charge-offs. However, in certain circumstances, including in 2006, net charge-offs may exceed the provision for loan losses when management determines that loans previously provided for in the allowance for loan losses are uncollectible and should be charged off. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2007, First Defiance’s allowance for loan losses amounted to $13.9 million compared to $13.6 million at December 31, 2006. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Allowance at beginning of year	$13,579	$13,673	$9,956	$8,844	$7,496
Provision for credit losses	2,306	1,756	1,442	1,549	1,719
Allowance acquired in acquisitions	−	−	3,027	−	−
Charge-offs:
One to four family residential real estate	256	513	182	52	18
Commercial real estate	1,803	1,028	226	58	162
Commercial	99	177	267	390	375
Consumer finance	161	392	354	186	170
Home equity and improvement	81	166	25	−	−
Total charge-offs	2,400	2,276	1,054	686	725
Recoveries	405	426	302	249	354
Net charge-offs	1,995	1,850	752	437	371
Ending allowance	$13,890	$13,579	$13,673	$9,956	$8,844

Allowance for loan losses to total non-performing loans at end of year	150.70%	186.45%	276.11%	525.94%	347.50%
Allowance for loan losses to total loans at end of year	1.08%	1.10%	1.16%	1.13%	1.19%
Allowance for loan losses to net charge-offs for the year	696.24%	734.00%	1,818.22%	2,278.26%	2,383.82%
Net charge-offs for the year to average loans	0.15%	0.15%	0.07%	0.05%	0.06%

The provision for credit losses has remained stable over the five-year period shown in the above table. Although charge-offs increased significantly in 2007 and 2006 over previous year levels, the relative level of loan charge-offs is still considered low when compared to a peer group of Midwest Banks with assets between $750 million and $2.5 billion. The allowance for loan losses increased significantly in 2005 because of allowances acquired in the acquisitions. The level of charge-offs increased in 2007, 2006 and 2005 because of general growth in the overall portfolio, deteriorating economic conditions, and to a lesser extent activity related to acquired loans. Management anticipates that the level of charge-offs will likely remain consistent with 2007 and 2006 activity as the current level of non-performing loans are resolved. Management also believes the level of allowance for loan losses is sufficient to cover anticipated charge-offs.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition.”

	December 31
	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
Single family residential	$2,112	17.9%	$2,077	20.1%	$1,484	23.2%	$239	22.8%	$386	24.4%
Nonresidential and Multi-family residential real estate	7,750	47.5	8,551	46.5	8,965	46.4	6,538	46.3	6,265	45.1
Other:
Commercial loans	3,420	21.8	2,244	18.7	2,287	14.4	2,454	15.8	1,424	15.9
Consumer and home equity and improvement loans	608	12.8	707	14.7	937	16.0	725	15.1	769	14.6
	$13,890	100.0%	$13,579	100.0%	$13,673	100.0%	$9,956	100.0%	$8,844	100.0%

 Sources of Funds

General – Deposits are the primary source of First Defiance’s funds for lending and other investment purposes. In addition to deposits, First Defiance derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the FHLB may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes. During 2007, First Defiance issued $15.0 million of trust preferred securities through an unconsolidated affiliated trust. Proceeds from the offering were used for general corporate purposes including funding of dividends and stock buybacks as well as bolstering regulatory capital at the First Federal level. First Defiance also issued $20.0 million of similar trust preferred securities in 2005.

Deposits – First Defiance’s deposits are attracted principally from within First Defiance’s primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.

To supplement its funding needs, First Defiance also utilizes brokered Certificates of Deposit. Such deposits have maturities ranging from three months to one year. The total balance of brokered certificates of deposit was $408,000 million at December 31, 2007. Brokered CDs at December 31, 2006 totaled $17.6 million.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$104,200	−	$95,044	−	$86,741	−
Interest bearing demand deposits	310,230	2.67%	289,214	2.44%	273,502	1.19%
Savings deposits	92,756	1.51	76,775	0.36	87,708	0.27
Time deposits	661,974	4.65	640,479	4.05	570,826	3.00
Totals	$1,169,160	3.46%	$1,101,512	3.02%	$1,018,777	2.02%

The following table sets forth the maturities of First Defiance’s certificates of deposit having principal amounts of $100,000 or more at December 31, 2007 (in thousands):

Certificates of deposit maturing in quarter ending:
March 31, 2008	$55,324
June 30, 2008	41,408
September 30, 2008	31,352
December 31, 2008	7,151
After December 31, 2008	22,104
Total certificates of deposit with balances of $100,000 or more	$157,339

The following table details the deposit accrued interest payable as of December 31:

	2007	2006
	(In Thousands)

Interest bearing demand deposits and money market accounts	$220	$216
Savings Accounts	−	−
Certificates of deposit	2,317	1,651
	$2,537	$1,867

For additional information regarding First Defiance’s deposits see Note 11 to the financial statements.

Borrowings— First Defiance may obtain advances from the FHLB of Cincinnati by pledging certain of its residential mortgage loans, non-residential loans and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	December 31
	2007	2006	2005
	(Dollars in Thousands)
Long-term:
FHLB advances	$128,236	$129,128	$152,460
Weighted average interest rate	4.97%	5.01%	4.65%

Short-term:
FHLB advances	$11,300	$33,100	$28,500
Weighted average interest rate	4.28%	5.18%	3.65%
Securities sold under agreement to repurchase	$30,055	$30,424	$25,748
Weighted average interest rate	3.14%	2.98%	2.68%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s Long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2007	2006	2005
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$129,022	$152,164	$154,602
Average balance	128,622	141,836	153,267
Weighted average interest rate	5.05%	4.89%	4.63%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2007	2006	2005
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$45,800	$57,500	$45,000
Average balance	7,772	40,104	14,313
Weighted average interest rate	5.23%	5.10%	3.79%
Revolving credit agreements:
Maximum balance	$500	$-	$43,799
Average balance	171	80	301
Weighted average interest rate	6.20%	5.13%	2.25%
Securities sold under agreement to repurchase:
Maximum balance	$30,055	$30,424	$25,748
Average balance	23,739	20,318	17,718
Weighted average interest rate	3.04%	2.84%	2.18%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2007, there was $128.2 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $11.3 million and $33.1 million in short-term advances outstanding at December 31, 2007 and 2006, respectively. At December 31, 2007, $11.3 million was outstanding under First Defiance’s cash management advance line of credit. The total available under the line is $15.0 million. Additionally, First Defiance has $100.0 million available under a REPO line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, non-mortgage loans, cash and investment securities. At December 31, 2007, irregardless of amounts available on the REPO and Cash Management line, First Federal’s additional borrowing capacity with the FHLB was $49.9 million due to these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $18.6 million at December 31, 2007.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time homebuyers.

For additional information regarding First Defiance’s FHLB advances and other debt see Notes 12 and 14 to the financial statements.

Subordinated Debentures - In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”), that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. Trust Affiliate II was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating rate of three-month LIBOR plus 1.50%, repricing quarterly, thereafter.

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

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 6.37% as of December 31, 2007.  The rate was 6.74% at December 31, 2006.

The Trust Preferred Securities issued by Trust Affiliate I are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures may be redeemed by the issuer at par after October 28, 2010. The Subordinated Debentures mature on December 15, 2035.

Employees

First Defiance had 510 employees at December 31, 2007. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

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

Regulation

General – First Defiance and First Federal are subject to regulation, examination and oversight by the OTS. Because the FDIC insures First Federal’s deposits, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the OTS and examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. First Federal is subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

First Defiance is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

Regulatory Capital Requirements – First Federal is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital of 4.0% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital of 8.0% of risk-weighted assets.

The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2007, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	December 31, 2007
	Amount	Percent
	(In Thousands)
Tangible Capital	$156,856	10.03%
Requirement	23,469	1.50
Excess	$133,387	8.53%

Core Capital	$156,856	10.03%
Requirement	62,584	4.00
Excess	$94,272	6.03%

Total risked-based capital	$170,746	12.71%
Risk-based requirement	107,446	8.00
Excess	$63,300	4.71%

First Federal’s capital at December 31, 2007, meets the standards for a well-capitalized institution. There are no conditions or events since the most recent notification from the OTS regarding those capital standards that management believes have changed any of the well-capitalized categorizations of First Federal.

Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. In addition, all related party transactions must be approved by the Company’s audit committee pursuant to Nasdaq Rule 4350(h), including loans made by financial institutions in the ordinary course of business. All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act (FRA) and the Federal Reserve Board’s (FRB) Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance is an affiliate of First Federal.

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

Item 1A. Risk Factors

An investment in the Company’s common stock is subject to risks inherent to the Company’s business.  The material risks and uncertainties that management believes affect the Company are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are the not the only ones facing the Company.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.  If this were to happen, the market price of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

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

First Federal Bank originates a significant amount of residential mortgage loans for sale and for its portfolio. The origination of residential mortgage loans is highly dependent on the local real estate market and the level of interest rates. Increasing interest rates tend to reduce the origination of loans for sale and consequently fee income, which we report as mortgage banking income. Conversely, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of mortgage servicing rights on the loans sold to be lower than originally anticipated. If this happens, the Company may be required to write down the value of our mortgage servicing rights faster than anticipated, which will increase expense and lower earnings.

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

The inability of the Company to access the above listed sources of liquidity when needed could cause First Federal to be unable to meet customer needs, which could adversely impact its financial condition, results of operations, cash flow, or regulatory capital levels. For further discussion, see the “Liquidity and Capital Resources” section included in the 2007 Annual Report to Stockholders, which is filed as Exhibit 13.1 to this report, and incorporated herein by reference.

Economy

The Company operates its banking and insurance business units within the geographic area comprised of the northwest corner of the state of Ohio and adjacent counties in Indiana and Michigan. Weaknesses in this geographic market area could be caused by such factors as an increase in the unemployment rate, a decrease in real estate values, or significant increases in interest rates. Any such weakness could have a negative impact on First Defiance’s earnings and financial condition because:

•	Demand for financial products and services may go down;
•	Borrowers may be unable to make payments on their loans;
•	The value of collateral securing loans may decline;
•	The overall quality of the loan portfolio may decline;
•	Local market-area deposits may decline, impacting the Company’s cost of funding and its liquidity.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2007, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and twenty-six other full service banking centers in northwestern Ohio and northeastern Indiana. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio and 209 West Poe Road, Bowling Green, Ohio.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio. Back-office operations departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Road, Defiance, Ohio.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2007. See Note 9 to the Consolidated Financial Statements.

	Leased/	Net Book Value
Description/address	Owned	of Property	Deposits
		(In Thousands)
Main Office, First Federal
601 Clinton Street, Defiance, OH	Owned	$5,189	$212,007
Operations Center
25600 Elliott Road, Defiance, OH	Owned	6,980	N/A
Branch Offices, First Federal
204 E. High Street, Bryan, OH	Owned	877	115,694
211 S. Fulton Street, Wauseon, OH	Owned	606	53,763
625 Scott Street, Napoleon, OH	Owned	1,290	67,185
1050 East Main Street, Montpelier, OH	Owned	448	34,319
926 East High Street, Bryan, OH	Owned	91	6,741
1800 Scott Street, Napoleon, OH	Owned	1,554	23,030
1177 N. Clinton Street, Defiance, OH	Owned, Land Lease Leased	1,164	33,577
905 N. Williams St., Paulding, OH	Owned	926	39,526
201 E. High St., Hicksville, OH	Owned	462	22,142
3900 N. Main St., Findlay, OH	Owned	1,185	47,488
11694 N. Countyline St., Fostoria, OH	Owned	763	24,974
1226 W. Wooster, Bowling Green, OH	Owned	1,183	64,331
301 S. Main St., Findlay, OH	Owned	1,281	36,738
405 E. Main St., Ottawa, OH	Owned	393	73,010
124 E. Main St., McComb, OH	Owned	239	20,973
7591 Patriot Dr., Findlay, OH	Owned	1,313	33,170
417 W Dussell Dr., Maumee, OH	Owned, Land Lease	1,077	32,848
230 E. Second St., Delphos, OH	Owned	1,245	96,163
105 S. Greenlawn Ave., Elida, OH	Owned	388	35,545
2600 Allentown Rd., Lima, OH	Owned	925	36,697
2285 N. Cole St., Lima, OH	Owned	468	10,261
22020 W. State Rt. 51, Genoa, OH	Owned	1,028	37,256
2760 Navarre Ave., Oregon, OH	Owned, Land Lease	253	19,483
1077 Louisiana Ave., Perrysburg, OH	Owned	626	18,873
2565 Shawnee Road, Lima, OH	Owned	1,713	11,505
7437 Coldwater Road, Fort Wayne, IN	Leased	70	10,559

First Insurance & Investments
419 5th Street, Suite 1200, Defiance, OH	Leased	174	N/A
209 West Poe Road, Bowling Green, OH	Leased	24	N/A
		$33,935	$1,217,858

Item 3. Legal Proceedings

First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The Nasdaq Global Select Market under the symbol “FDEF.” As of March 7, 2008, the Company had 2,020 shareholders of record.

The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2006 and 2005.

	Years Ending
	December 31, 2007			December 31, 2006
	High	Low	Dividend	High	Low	Dividend

Quarter ended:
March 31	$30.25	$27.25	$.25	$28.88	$25.39	$.24
June 30	30.00	26.71	.25	30.29	25.09	.24
September 30	29.64	23.99	.25	28.69	25.18	.24
December 31	26.93	20.58	.26	30.70	26.87	.25

The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association’s retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal did not pay any dividends to First Defiance during 2007 or 2006.

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common stock and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2002, and the reinvestment of all dividends are assumed.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Defiance Financial Corp.	100.00	141.03	162.03	157.09	181.85	137.26
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42
SNL Midwest Thrift Index	100.00	138.93	153.42	149.92	170.16	143.72

First Defiance completed the following common stock repurchases during the 2007 fourth quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2007 to October 31. 2007	8,564	$22.54	8,564	154,276
November 1, 2007 to November 30, 2007	21,850	$22.08	21,850	132,426
December 1, 2007 to December 31, 2007	9,567	$22.69	9,567	122,859
Total	39,981	$22.32	39,981	122,859

(a)
On July 18, 2003, First Defiance announced that its Board of Directors had authorized management to repurchase up to 10% of the Registrant’s common stock through open market or in any private transaction. The authorization, which is for 639,828 shares, does not have an expiration date.

Item 6. Selected Financial Data

Information required by this item is set forth on pages 12 and 13 in the 2007 Annual Report to Stockholders, which is filed as Exhibit 13.1 to this report, and incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2007 Annual Report to Stockholders, which is filed as Exhibit 13.1 to this report, and incorporated herein by reference.

Item 7a: Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is set forth in the caption “Quantitative and Qualitative Disclosure About Market Risk” included in the 2007 Annual Report to Stockholders, which is filed as Exhibit 13.1 to this report and incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is set forth in the Reports of Independent Registered Public Accounting Firms, Consolidated Statements of Financial Condition, Consolidated Statements of Income, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements included in the 2007 Annual Report to Stockholders, which is filed as Exhibit 13.1 to this report and incorporated herein by reference.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

           None.

Item 9a:  Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2007, are effective in timely alerting them to material information relating to First Defiance Financial Corp. (including its consolidated subsidiaries) required to be included in First Defiance’s periodic filings under the Exchange Act.

Internal Control Over Financial Reporting

Information required by this item is set forth in “Report of Management and “Report of Independent Registered Public Accounting Firm” included in the 2007 Annual Report to Stockholders which is filed as Exhibit 13.1 to this report and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9b:  Other Information

None

PART III

Item 10:  Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from the sections captioned: “Proposal 1 - Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Compliance” of the definitive proxy statement dated March 21, 2008.

First Defiance has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements.

Item 11:  Executive Compensation

Information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” of the definitive proxy statement dated March 21, 2008.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Beneficial Ownership” of the definitive proxy statement dated March 21, 2008.

Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to the shares of First Defiance Financial Corp. common stock that may be issued under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
1993 Stock Incentive Plan	600	$10.52	-0-
1996 Stock Option Plan	73,639	$15.08	-0-
2001 Stock Option and Incentive Plan	216,350	$19.32	1,350
2005 Stock Option and Incentive Plan	127,750	$26.65	222,600
1996 Management Recognition Plan	N/A	N/A	155

Item 13:  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions “Composition of the Board” and “Related Person Transactions” of the definitive proxy statement dated March 21, 2008.

Item 14:  Principal Accountant Fees and Services

Information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” of the definitive proxy statement dated March 21, 2008.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

(a)              The following documents are filed as part of this report:

The report of independent registered public accounting firms and consolidated financial statements appearing in our 2007 Annual Report on the pages indicated below are incorporated by reference in Item 8.

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
FIRST DEFIANCE FINANCIAL CORP.

March 14, 2008	By:	/s/ John C. Wahl
John C. Wahl, Exec.V.P, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

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

Exhibit
Number	Description
3.1	Articles of Incorporation	(1)
3.2	Code of Regulations	(1)
3.2	Bylaws	(1)
4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(4)
10.1	1996 Stock Option Plan	(2)
10.2	Form of Incentive Stock Option Award Agreement	(3)
10.3	Form of Nonqualified Stock Option Award Agreement	(3)
10.4	1996 Management Recognition Plan and Trust	(2)
10.5	2001 Stock Option and Incentive Plan	(5)
10.6	1993 Stock Incentive Plan	(1)
10.7	Employment Agreement with William J. Small	(6)
10.8	Employment Agreement with James L. Rohrs	(7)
10.9	Employment Agreement with John C. Wahl	(8)
10.10	Employment Agreement with Gregory R. Allen	(9)
10.11	Description of Annual Bonus	(4)
10.12	2005 Stock Option and Incentive Plan	(10)
13.1	2007 Annual Report to Stockholders	(4)
14	Code of Ethics	(4)
21	List of Subsidiaries of the Company	(4)
23.1	Consent of Crowe Chizek and Company LLC	(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354).
(2)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2001 Form 10-K
(3)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2004 Form 10-K

(4)	Included herein
(5)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement
(6)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed October 1, 2007
(7)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed October 1, 2007
(8)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed October 1, 2007
(9)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007
(10)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement