Form 10-Q
period 2008-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2008-05-12
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,107,453 shares outstanding at May 8, 2008.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number
PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – March 31, 2008 and December 31, 2007	2

	Consolidated Condensed Statements of Income - Three months ended March 31, 2008 and 2007	4

	Consolidated Condensed Statement of Changes in Stockholders’ Equity – Three months ended March 31, 2008 and 2007	5

	Consolidated Condensed Statements of Cash Flows - Three months ended March 31, 2008 and 2007	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II-OTHER INFORMATION:

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities
	and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

	Signatures	38

Index

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	March 31, 2008	December 31, 2007
	(In Thousands)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$40,030	$53,976
Interest-bearing deposits	1,548	11,577
	41,578	65,553
Securities:
Available-for-sale, carried at fair value	123,566	112,370
Held-to-maturity, carried at amortized cost
(fair value $1,129 and $1,161 at March 31, 2008
and December 31, 2007, respectively)	1,081	1,117
	124,647	113,487
Loans held for sale	7,400	5,751
Loans receivable, net of allowance of $18,556 at March
31, 2007 and $13,890 at December 31, 2007, respectively	1,516,798	1,275,806
Accrued interest receivable	8,636	6,755
Federal Home Loan Bank stock	20,864	18,586
Bank owned life insurance	28,696	28,423
Premises and equipment	50,070	40,545
Real estate and other assets held for sale	3,448	2,460
Goodwill	57,315	36,820
Core deposit and other intangibles	9,915	3,551
Mortgage servicing rights	9,074	5,973
Other assets	7,606	5,694
Total assets	$1,886,047	$1,609,404

(continued)

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	March 31, 2008	December 31, 2007
	(In Thousands)
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,413,701	$1,217,858
Advances from the Federal Home Loan Bank	163,966	139,536
Short term borrowings	20,000	−
Securities sold under repurchase agreements	31,361	30,055
Subordinated debentures	36,083	36,083
Advance payments by borrowers	594	762
Deferred taxes	5,654	1,306
Other liabilities	19,853	17,850
Total liabilities	1,691,209	1,443,450

Stockholders’ equity:
Preferred stock, no par value per share:
5,000 shares authorized; no shares issued	−	−
Common stock, $.01 par value per share:
20,000 shares authorized; 12,739 and 11,703 shares
issued and 8,111 and 7,059 shares outstanding, respectively	127	117
Additional paid-in capital	140,231	112,651
Stock acquired by ESOP	−	(202)
Accumulated other comprehensive income (loss), net of
tax of ($404) and ($224), respectively	(746)	(415)
Retained earnings	127,923	126,630
Treasury stock, at cost, 4,628 and 4,644 shares respectively	(72,700)	(72,827)
Total stockholders’ equity	194,835	165,954

Total liabilities and stockholders’ equity	$1,886,047	$1,609,404

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Income
(UNAUDITED)
(Amounts in Thousands, except per share data)

	Three Months Ended
	March 31
	2008	2007
Interest Income
Loans	$22,812	$22,298
Investment securities:
Taxable	1,149	1,128
Non-taxable	336	304
Interest-bearing deposits	99	11
FHLB stock dividends	243	292
Total interest income	24,639	24,033
Interest Expense
Deposits	8,670	9,540
FHLB advances and other	1,655	2,003
Subordinated debentures	529	337
Notes payable	194	169
Total interest expense	11,048	12,049
Net interest income	13,591	11,984
Provision for loan losses	1,058	457
Net interest income after provision for loan losses	12,533	11,527
Non-interest Income
Service fees and other charges	2,623	2,518
Insurance and investment sales commission income	1,936	1,703
Mortgage banking income	1,114	782
Gain on sale of non-mortgage loans	35	5
Gain on sale of securities	(81)	−
Trust income	111	86
Income from Bank Owned Life Insurance	273	294
Other non-interest income	4	219
Total non-interest income	6,015	5,607
Non-interest Expense
Compensation and benefits	7,124	6,552
Occupancy	1,669	1,403
State franchise tax	494	363
Data processing	1,029	953
Acquisition related charges	750	−
Amortization of intangibles	191	143
Other non-interest expense	2,219	2,357
Total non-interest expense	13,476	11,771
Income before income taxes	5,072	5,363
Federal income taxes	1,653	1,757
Net Income	3,419	3,606

Earnings per share (Note 7)
Basic	$0.48	$0.51
Diluted	$0.47	$0.50
Dividends declared per share (Note 6)	$0.26	$0.25
Average shares outstanding (Note 7)
Basic	7,195	7,119
Diluted	7,241	7,229

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended
	March 31
	2008	2007

Balance at beginning of period	$165,954	$159,825
Adjustment to initially apply FIN 48	−	(200)
Balance at beginning of period as adjusted	165,954	159,625
Comprehensive income:
Net income	3,419	3,606
Other comprehensive income (loss)	(331)	97
Total comprehensive income	3,088	3,703
ESOP shares released	551	701
Stock option expense	54	59
Tax benefit of employee plans	55	44
Shares issued under stock option plans	555	272
Treasury shares repurchased	(462)	(326)
Acquisition of Huber, Harger, Welt and Smith	−	2,250
Acquisition of Pavilion Bancorp	27,139	−
Common cash dividends declared (Note 6)	(2,101)	(1,788)

Balance at end of period	$194,835	$164,540

See Accompanying Notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net cash provided by operating activities	$2,360		$6,399

Investing Activities
Proceeds from maturities of held-to-maturity securities	36		66
Proceeds from maturities of available-for-sale securities	8,394		5,272
Proceeds from sale of real estate and other assets held for sale	235		466
Net cash received in acquisition of Huber, Harger, Welt and Smith	−		188
Net cash paid for in acquisition of Pavilion Bancorp, Inc.	(23,585)		−
Proceeds from sale of non-mortgage loans	2,750		251
Purchases of available-for-sale securities	(11,024)		(3,693)
Investment in bank owned life insurance	−		(2,060)
Purchases of office properties and equipment	(1,628)		(852)
Net (increase) decrease in loans receivable	(13,720)		1,670
Net cash (used in) provided by investing activities	(38,542)		1,308

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	(13,453)		7,630
Repayment of Federal Home Loan Bank long-term advances	(222)		(217)
Net decrease in Federal Home Loan Bank short-term advances	(500)		(33,100)
Proceeds from issuance of subordinated debentures	−		15,464
Proceeds from Federal Home Loan Bank long-term advances	19,000		−
Decrease in securities sold under repurchase agreements	(940)		(6,974)
Net increase in short-term borrowings	10,000		−
Purchase of common stock for treasury	(462)		(326)
Cash dividends paid	(1,826)		(1,767)
Proceeds from exercise of stock options	555		272
Excess tax benefits from exercise of stock options	55		44
Net cash provided by (used in) financing activities	12,207		(18,974)
Increase (decrease) in cash and cash equivalents	(23,975)		(11,267)
Cash and cash equivalents at beginning of period	65,553		50,023
Cash and cash equivalents at end of period	$41,578		$38,756

Supplemental cash flow information:
Interest paid	$10,817		$11,900
Income taxes paid	$1,230	$	−
Transfers from loans to other real estate owned and other
assets held for sale	$19		$655

See accompanying notes.

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at March 31, 2008 and 2007)

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

2. Basis of Presentation

The consolidated condensed statement of financial condition at December 31, 2007 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2008 and for the three month period ended March 31, 2008 and 2007 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2007 Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal and First Insurance. At March 31, 2008 goodwill totaled $57.3 million, an increase of $20.5 million from the $36.8 million balance reported at December 31, 2007. The increase in goodwill is the result of the Pavilion Bancorp, Inc (“Pavilion”) acquisition, which closed on March 14, 2008. The acquisition of Huber, Harger, Welt and Smith (“HHWS”) added $1.7 million of goodwill in 2007.

Income Taxes

The Company’s effective tax rate differs from the statutory 35% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, the earnings of

Index

2. Basis of Presentation (continued)

which are exempt from federal income taxes, partially offset by the excess of fair value over cost of allocated ESOP shares and stock option expense related to incentive option grants which are not deductible for Federal income taxes.

Stock Compensation

The Company accounts for stock-based awards in accordance with Statement of Financial Accounting Standard (“SFAS”) 123(R) Share-Based Payment, which requires measurement of compensation cost for all stock-based awards be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options and stock grants is determined using the Black-Scholes valuation model. SFAS 123(R) provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered.

The Securities and Exchange Commission (“SEC”) has published Staff Accounting Bulletin No. 107 (“SAB 107”), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation and benefits in the condensed consolidated statements of income as part of compensation and benefits.

Segment Information

Management considers the following factors in determining the need to disclose separate operating segments: 1) The nature of products and services, which are all financial in nature. 2) The type and class of customer for the products and services; in First Defiance’s case retail customers for retail bank and insurance products and commercial customers for commercial loan, deposit, life, health and property and casualty insurance needs. 3) The methods used to distribute products or provide services; such services are delivered through banking and insurance offices and through bank and insurance customer contact representatives. Retail and commercial customers are frequently targets for both banking and insurance products. 4) The nature of the regulatory environment; both banking and insurance entities are subject to various regulatory bodies and a number of specific regulations.

Quantitative thresholds of SFAS 131, Disclosures about Segments of an Enterprise and Related Information are evaluated on an annual basis and First Insurance has not met any of those thresholds. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable segment.

Index

2. Basis of Presentation (continued)

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008 and was not material.

 In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the Statement.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109). SAB 109 supercedes SAB 105, Application of Accounting Principles to Loan Commitments, and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 became effective beginning January 1, 2008 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141R, Business Combinations (Revised 2007). Statement No. 141R replaces Statement No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Statement No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under Statement No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. Statement No. 141R requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under Statement No. 141.

Index

2. Basis of Presentation (continued)

Under Statement 141R, the requirements of Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and instead, that contingency would be subject to the probable and estimable recognition criteria of Statement No. 5, Accounting for Contingencies.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by amending and expanding the disclosure requirements of SFAS 133 to provide greater transparency about i) how and why an entity uses derivative instruments, ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

3. Fair Value

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Index

3. Fair Value (continued)

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on the best information available. In that regard, SFAS 157 established a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other that quoted prices that are observable for the asset or liability (such as interest rates, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by a correlation or other means.

•
Level 3: Unobservable inputs for determining fair value of assets and liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available for sale securities. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bond’s terms and conditions, among other things.

Impaired loans. Impaired loans are reported at the fair value of the underlying collateral, if repayment is expected solely from collateral. Impaired loans that are not collateral dependent are reported at the present value of anticipated cash flows. Impaired loans are valued using Level 3 inputs.

Index

3. Fair Value (continued)

Mortgage servicing rights. Mortgage servicing rights are reported at fair value utilizing Level 3 inputs. MSRs are valued by a third party consultant using a proprietary cash flow valuation model.

The following table summarizes the financial assets measured at fair value on a recurring and non-recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities	$-	$123,566	$-	$123,566

Assets and Liabilities Measured on a Non-Recurring Basis

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$-	$-	$5,459	$5,459
Mortgage servicing rights	-	-	3,373	3,373

Mortgage servicing rights are carried at lower of cost or fair value by risk tranches. Tranches where the fair value is less than the cost had a market value of $3,373,000 and a valuation allowance of $259,000. A charge of $143,000 was included in earnings for the period.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,459,000, with a valuation allowance of $2,850,000.

4. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. As of March 31, 2008, 374,751 options (368,751 for employees and 6,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Index

4.      Stock Compensation Plans (continued)

Following is activity under the plans:

	Three months ended March 31
	2008		2007
	Options Outstanding	Weighted Average Option Prices	Options Outstanding	Weighted Average Option Prices
Options outstanding, beginning of period	418,339	$20.79	404,154	$19.36
Forfeited or cancelled	(6,102)	26.19	(50)	25.89
Exercised	(37,486)	14.82	(19,422)	14.01
Granted	-	-	-	-
Options outstanding, end of period	374,751	$21.30	384,682	$19.63
Vested or expected to vest at period end	358,675	$21.04
Exercisable at period end	230,451	$18.13

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended March 31
	2008	2007
Cash received from option exercises	$555,355	$272,146
Tax benefit realized from option exercises	54,589	43,774
Intrinsic value of options exercised	216,407	291,253

As of March 31, 2008, there was $579,000 of total unrecognized compensation costs related to nonvested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.

As of March 31, 2008 there were 229,920 shares available for grant under the Company’s stock option plans.

There were no options granted to employees or directors during the three month periods ended March 31, 2008 or 2007.

5. Acquisitions

On March 14, 2008, First Defiance completed the acquisition of Pavilion, which is headquartered in Adrian, Michigan. Each Pavilion shareholder received 1.4209 shares of First Defiance common stock and $37.50 in cash for each share of Pavilion stock. In connection with this transaction, 1,039,861 shares of First Defiance common stock were issued at a value of $27.1 million. The common shares issued were valued at $26.117 per share representing the average of the closing bid and ask price as of the date of announcement plus two days prior and two days subsequent to the announcement. The total cost of the transaction, including legal and investment banking fees, was $55.5 million. The assets and liabilities of Pavilion were recorded on the balance sheet at their fair value as of the acquisition date. The results of Pavilion’s operations have been included in the First Defiance’s consolidated statement of income from the date of acquisition.

Index

5. Acquisitions (continued)

The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the Pavilion acquisition.

March 14, 2008
(In Thousands)
Assets
Cash and cash equivalents	$4,815
Investment securities	9,145
Loans, net of allowance for loan losses	231,156
Premises and equipment	8,744
Federal Home Loan Bank stock	2,036
Goodwill and other intangibles	27,050
Other assets	6,836
Total Assets	289,782

Liabilities
Deposits	209,047
Borrowings	18,403
Other liabilities	6,793
Total Liabilities	234,243

Net assets acquired	$55,539

March 14, 2008
(In Thousands)

Purchase price	$55,539
Pavilion’s carrying value of net assets acquired	(27,714)
Excess purchase price over Pavilion’s carrying
Value of net assets acquired	27,825

Purchase accounting adjustments
Portfolio loans	(5,289)
Premises and equipment	827
Mortgage servicing rights	(1,010)
Deposits	752
Deferred tax liabilities	3,945
Total net tangible assets	(775)

Core deposit and other intangibles	(6,555)

Goodwill	$20,495

The estimated fair values of Pavilion’s acquired assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement, as additional information becomes available. Any subsequent adjustments to the fair value of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.

Index

5. Acquisitions (continued)

During the three months ended March 31, 2008, First Defiance recognized $750,000 of acquisition related charges, of which, $403,000 related to retention bonuses and severance payments to certain employees not covered by a severance plan provided to Pavilion employees during the first quarter of 2008. The remaining $347,000 includes items related to termination of certain contracts, professional services, start-up costs of system conversions, supplies and other non-recurring costs associated with the completion of the acquisition and the transition of operations. Management estimates that the balance of acquisition related costs, most of which will be incurred in the 2008 second quarter, will be between $1.0 million and $1.25 million.

On February 28, 2007, First Defiance acquired HHWS, an insurance agency headquartered in Bowling Green, Ohio for a purchase price comprised of 76,435 shares of First Defiance common stock and future consideration to be paid in cash in 2009 and 2010. As of December 31, 2007, management has reported goodwill of $1.7 million and identifiable intangible assets of $800,000 consisting of customer relationship intangible of $620,000 and a non-compete intangible of $180,000.

6. Dividends on Common Stock

As of March 31, 2008, First Defiance had declared a quarterly cash dividend of $.26 per share for the first quarter of 2008, payable on April 25, 2008.

7. Earnings Per Share

Basic earnings per share as disclosed under SFAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2008 and 2007. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three month periods ended March 31, 2008 and 2007, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended March 31,
	2008	2007
Numerator for basic and diluted earnings per share – Net income	$3,419	$3,606
Denominator:
Denominator for basic EPS – weighted average shares	7,195	7,119
Effect of employee stock options	46	110
Denominator for diluted EPS	7,241	7,229
Basic earnings per share from net income	$0.48	$0.51
Diluted EPS from net income	$0.47	$0.50

Index

8.      Investment Securities
The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2008
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$27,164	$485	$-	$27,649
Mortgage-backed securities	31,721	579	(23)	32,277
REMICs	3,064	71	-	3,135
Collateralized mortgage obligations	20,393	420	(50)	20,763
Trust preferred stock	11,156	-	(2,240)	8,916
Obligations of state and political subdivisions	30,016	839	(29)	30,826
Totals	$123,514	$2,394	$(2,342)	$123,566

Held-to-Maturity Securities:
FHLMC certificates	$191	$8	$-	$199
FNMA certificates	445	3	-	448
GNMA certificates	145	2	-	148
Obligations of state and political subdivisions	300	35	-	335
Totals	$1,081	$48	$-	$1,129

At December 31, 2007
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$24,565	$354	$(1)	$24,918
Mortgage-backed securities	26,453	289	(55)	26,687
REMICs	3,064	41	-	3,105
Collateralized mortgage obligations	20,103	173	(77)	20,199
Trust preferred stock	9,374	29	(761)	8,642
Obligations of state and political subdivisions	28,251	568	-	28,819
Totals	$111,810	$1,454	$(894)	$112,370

Held-to-Maturity Securities:
FHLMC certificates	$195	$6	$-	$201
FNMA certificates	472	4	(1)	475
GNMA certificates	150	2	-	152
Obligations of state and political subdivisions	300	33	-	333
Totals	$1,117	$45	$(1)	$1,161

Index

8. Investment Securities (continued)

The following table summarizes First Defiance’s securities that were in an unrealized loss position at March 31, 2008:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At March 31, 2008
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	2,928	(22)	1,687	(1)	4,615	(23)
Collateralized mortgage obligations and REMICs	929	(48)	452	(2)	1,381	(50)
Trust preferred stock	6,619	(1,353)	966	(887)	7,585	(2,240)
Obligations of state and political subdivisions	2,634	(28)	173	(1)	2,807	(29)

Held to maturity securities:
Mortgage-backed securities	140	-	74	-	214	-
Total temporarily impaired securities	$13,250	$(1,451)	$3,352	$(891)	$16,602	$(2,342)

First Defiance does not believe the unrealized losses on securities as of March 31, 2008 represent other-than-temporary impairment. The unrealized losses are primarily the result of the changes in interest rates, or in the case of the trust preferred securities, a lack of liquidity in the trading of this type of investment. Management does not believe these factors will prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary for fair value to recover to the amortized cost.

Index

9. Loans

Loans receivable consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Real Estate:
One-to-four family residential	$265,413	$231,921
Construction	17,328	13,146
Non-residential and multi-family	733,476	601,851
	1,016,217	846,918
Other Loans:
Commercial	332,772	283,072
Consumer finance	41,209	37,743
Home equity and improvement	151,563	128,080
	525,544	448,895
Total real estate and other loans	1,541,761	1,295,813
Deduct:
Loans in process	5,363	5,085
Net deferred loan origination fees and costs	1,044	1,032
Allowance for loan loss	18,556	13,890
Totals	$1,516,798	$1,275,806

On March 14, 2008, $170.8 million of commercial loans, $29.3 million of consumer loans, $30.0 million of mortgage loans and $1.1 million of credit card receivables were acquired in conjunction with the Pavilion acquisition.

Changes in the allowance for loan losses were as follows (in $000s):

	Three Months ended March 31,
	2008	2007
Balance at beginning of period	$13,890	$13,579
Provision for loan losses	1,058	457
Reserve acquired from Pavilion	4,099
Charge-offs:
One-to-four family residential real estate	57	85
Non-residential and multi-family real estate	464	146
Commercial	-	81
Home equity and improvement	72	-
Consumer finance	27	71
Total charge-offs	620	383
Recoveries	129	99
Net charge-offs	491	284
Ending allowance	$18,556	$13,752

Index

9. Loans (continued)

The following table presents the aggregate amounts of non-performing assets, comprised of non-accrual loans and real estate owned on the dates indicated:

	March 31, 2008	December 31, 2007
	(in thousands)
Non-accrual loans	$14,275	$9,217
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	14,275	$9,217
Real estate owned (REO)	3,448	2,460
Total non-performing assets	$17,723	$11,677

10. Deposits

A summary of deposit balances is as follows (in thousands):

	March 31, 2008	December 31, 2007
Non-interest-bearing checking accounts	$168,049	$121,563
Interest-bearing checking and money market accounts	408,979	342,367
Savings accounts	144,184	105,873
Retail certificates of deposit less than $100,000	529,990	509,720
Retail certificates of deposit greater than $100,000	162,400	137,927
Brokered or national certificates of deposit	99	408
	$1,413,701	$1,217,858

On March 14, 2008, $45.6 million of non-interest-bearing checking accounts, $39.7 million of interest-bearing checking accounts, $26.2 million of savings accounts and $97.5 million of certificates of deposit were acquired as part of the Pavilion acquisition.

Index

11. Borrowings

First Defiance’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
FHLB Advances:
Overnight borrowings	$10,800	$11,300
Single maturity fixed rate advances	10,000	10,000
Single maturity LIBOR based advances	45,000	45,000
Putable advances	64,000	45,000
Strike-rate advances	27,000	27,000
Variable rate advances	4,500	-
Amortizable mortgage advances	2,666	1,236
Total	$163,966	$139,536
Borrowings on Bank Line of Credit	$20,000	$-
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

On March 14, 2008, $4.5 million of variable rate advances and $1.7 million of amortizing mortgage advances were acquired with the Pavilion acquisition. These advances will all mature during the 2008 second quarter.

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $19.0 million of the putable advances with a weighted average rate of 2.72% are not yet callable by the FHLB. The call dates for these advances range from January 14, 2009 to February 11, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $45.0 million of putable advances with a weighted average rate of 5.25%. The maturity dates of these advances range from September 1, 2010 to November 7, 2013. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at March 31, 2008 was 2.69%. The weighted average rate of the strike-rate advances is 4.18% and the maturity dates range from March 8, 2011 to February 25, 2013.

In March 2008, First Defiance borrowed $20.0 million under its revolving line of credit with a commercial bank. The line of credit is secured by the stock of First Defiance and the interest rate is ether the lender’s prime rate or LIBOR plus 1.50%, whichever is selected by First Defiance. First Defiance used the cash from this borrowing to fund a portion of the cash purchase price paid to the shareholder’s of Pavilion. The interest rate on that borrowing at March 31, 2008 was 4.59%.

Pavilion had $10 million of Fed Funds Purchased as of the acquisition date. That borrowing was repaid as of March 31, 2008.

Index

11. Borrowings (continued)

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.50% points, repricing quarterly, thereafter.

The Company also sponsores an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 4.18% and 6.37% on March 31, 2008 and December 31, 2007 respectively.

The Trust Preferred Securities issued by Trust Affiliates I and II are subject to mandatory redemption, in whole or part, upon repayment of the Subordinated Debentures. The Company has entered into agreements that fully and unconditionally guarantee the Trust Preferred Securities subject to the terms of the guarantees. The Trust Preferred Securities and Subordinated Debentures issued by Trust Affiliate I mature on December 15, 2035 but may be redeemed by the issuer at par after October 28, 2010. The Trust Preferred Securities issued by Trust Affiliate II mature on June 15, 2037, but may be redeemed at the Company’s option at any time on or after June 15, 2012, or at any time upon certain events.

A summary of all junior debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	March 31, 2008	December 31, 2007
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

	March 31, 2008	December 31, 2007
	(In Thousands)
Loan commitments	$378,539	$280,152
Standby Letters of Credit	18,921	9,147
Total	$397,460	$289,299

The remaining weighted average life for outstanding standby letters of credit was less than one year at March 31, 2008. The Company had $3.7 million of standby letters of credit with a life longer than one year.

Index

13. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 16 in the financial statements included in First Defiance’s 2007 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Service cost-benefits attributable to service during the period	$13	$12
Interest cost on accumulated postretirement benefit obligation	37	31
Net amortization and deferral	15	11
Net periodic postretirement benefit cost	$65	$54

14. Income Taxes

First Defiance adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As of December 31, 2007 the Company had unrecognized tax benefits in accordance with FIN 48 of $498,000. Details regarding these unrecognized tax benefits are in Footnote 18 of First Defiance’s 2007 Annual Report on Form 10-K. During the current quarter, there were no material changes to the amount of unrecognized tax benefits nor to any assumptions regarding the calculation of these unrecognized tax benefits.

Federal tax returns for years ended December 31, 2004 and later are subject to audit by the Internal Revenue Service.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance Financial Corp. (“First Defiance” or “the Company”) is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services to communities based in northwest Ohio, northeast Indiana, and southeastern Michigan where it operates 36 full service branches. On March 14, 2008, First Defiance completed the acquisition of Pavilion Bancorp, Inc. (“Pavilion”), which added eight banking centers in southeast Michigan, expanding the Company’s reach to markets adjacent to its existing branch network. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s offices in Defiance and Bowling Green, Ohio while investment and annuity products are sold through registered investment representatives located at certain First Federal banking center locations.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $1.1 million at March 31, 2008. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $123.6 million at March 31, 2008. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($27.6 million), certain municipal obligations ($30.8 million), CMOs and REMICs ($23.9 million), mortgage backed securities ($32.3 million) and preferred stock ($8.9 million).

In accordance with SFAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax, and are not reported in earnings until realized. Net unrealized holding gains on available-for-sale securities were $52,000 at March 31, 2008, or $34,000 after considering the related deferred tax liability.

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company’s non-interest income includes

Index

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

Changes in Financial Condition

At March 31, 2008, First Defiance's total assets, deposits and stockholders' equity amounted to $1.89 billion, $1.41 billion and $194.8 million, respectively, compared to $1.61 billion, $1.22 billion and $166.0 million, respectively, at December 31, 2007.

Net loans receivable (excluding loans held for sale) increased $241.0 million to $1.52 billion at March 31, 2008 compared to $1.28 billion at December 31, 2007. The increase in loans receivable between December 31, 2007 and March 31, 2008 included increases in commercial and non-residential real estate loans (up $131.6 million), commercial loans (up $49.7 million), one-to-four family residential real estate loans (up $33.5 million), home equity and improvement loans (up $23.5 million), construction loans (up $4.2 million), and consumer loans (up $3.5 million). Of the $241.0 million increase in loans receivable, $231.2 million was the result of the Pavilion acquisition. The remaining growth is primarily in the commercial and non-residential real estate loan categories.

The investment securities portfolio increased $11.2 million to $124.6 million at March 31, 2008 from $113.5 million at December 31, 2007. The increase is the result of $11.0 million of securities being purchased during the first three months of 2008 mostly offset by $6.3 million of securities being matured or called in the period and principal pay downs of $2.2 million in CMOs and mortgage-backed securities. First Defiance also acquired $9.1 million of investment securities through the Pavilion acquisition. The unrealized gain in the investment portfolio decreased to $52,000 at March 31, 2008 from $560,000 at December 31, 2007.

Deposits increased from $1.22 billion at December 31, 2007 to $1.41 billion as of March 31, 2008. Of the $195.8 million increase, non-interest bearing demand deposits increased $46.5 million to $168.0 million, savings deposits increased $38.3 million to $144.2 million, interest-bearing demand deposits and money market accounts increased $66.6 million to $409.0 million, and retail time deposits increased $44.4 million to $692.4 million. As of March 14, 2008, Pavilion’s deposits included $45.6 million in non-interest-bearing checking accounts, $39.7 million in interest-bearing demand deposits, $26.2 million in savings, and $97.5 million in certificates of deposit. Excluding the Pavilion acquisition, deposits declined $13.2 million in the first three months of 2008. This

Index

decline is mainly due to not matching aggressive pricing on certificates of deposits as they matured. As these deposits declined, First Defiance replaced them with advances from the Federal Home Loan Bank.

The FHLB advances increased $24.4 million to $164.0 million at March 31, 2008 from $139.5 million at December 31, 2007. First Defiance added $19.0 million in putable advances in the first three months of 2008 which have attractive rates with one to two year lock-out periods before they can be called by the FHLB. First Defiance also acquired $6.2 million of advances in the Pavilion acquisition. Those advances all mature during the 2008 second quarter.

Stockholders’ equity increased from $166.0 million at December 31, 2007 to $194.8 million at March 31, 2008. The increase is primarily the result of issuing 1,036,861 shares of common stock at $26.117 per common share to Pavilion shareholders. The Company also recorded net income of $3.4 million, realized $555,000 of proceeds from stock option exercises, declared $2.1 million of cash dividends, and repurchased $462,000 of treasury shares.

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

	Three Months Ended March 31,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,326,468	$22,826	6.92%	$1,226,240	$22,308	7.38%
Securities	116,717	1,675	5.80	112,999	1,596	5.72
Interest-earning deposits	14,087	99	2.83	1,124	11	3.97
FHLB stock and other	18,610	243	5.25	18,585	292	6.37
Total interest-earning assets	1,475,882	24,843	6.77	1,358,948	24,207	7.22
Non-interest-earning assets	169,554			151,228
Total assets	$1,645,436			$1,510,176

Interest-bearing liabilities:
Deposits	$1,111,711	$8,670	3.14%	$1,030,831	$9,540	3.75%
FHLB advances and other	146,520	1,655	4.54	159,840	2,003	5.08
Notes payable	25,958	194	3.01	22,501	169	3.05
Subordinated debentures	36,281	529	5.86	20,899	337	6.54
Total interest-bearing liabilities	1,320,470	11,048	3.37	1,234,071	12,049	3.96
Non-interest bearing deposits	124,643	-		97,934	-
Total including non-interest bearing
demand deposits	1,445,113	11,048	3.07	1,332,005	12,049	3.67
Other non-interest-bearing liabilities	28,630			17,043
Total liabilities	1,473,743			1,349,048
Stockholders' equity	171,693			161,128
Total liabilities and stock-
holders' equity	$1,645,436			$1,510,176
Net interest income; interest
rate spread		$13,795	3.40%		$12,158	3.26%
Net interest margin (3)			3.76%			3.63%
Average interest-earning assets
to average interest-bearing
liabilities			112%			110%
________________________________
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

Index

Results of Operations

Three Months Ended March 31, 2008 and 2007

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2008 was $3.4 million compared to income of $3.6 million for the comparable period in 2007. On a per share basis, basic and diluted earnings per share for the three months ended March 31, 2008 were $0.48 and $0.47, respectively, compared to basic and diluted earnings per share of $0.51 and $0.50, respectively, for the quarter ended March 31, 2007.

Net Interest Income.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The targeted federal funds rate, which is established by the Federal Reserve Board’s Open Market Committee, lowered the target rate by 1.0% in 2007 and by an additional 2.0% during the first three months of 2008, to 2.25%. The targeted federal funds rate drives the Company’s prime rate, which is used to price a substantial balance of loans in the commercial and home equity portfolios. The prime interest rate began 2007 at 8.25% and decreased .75% in the third quarter and ..25% in the fourth quarter of 2007 to end 2007 at 7.25%. During the first quarter of 2008, the prime interest rate declined another 2.0% to 5.25%. First Defiance effectively managed the impact of the change in the prime rate by reducing its deposit rates and by changing the mix of its interest-bearing liabilities.

Net interest income was $13.6 million for the first quarter of 2008 compared to $12.0 million in the first quarter of 2007. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of First Defiance’s earnings and is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. For the first quarter of 2008, total interest income was $24.6 million, a $606,000 increase over the first quarter of 2007. The amount of interest income recognized was impacted in the first quarter of 2008 by an increase in the balance of loans that were delinquent by more than 90 days. It is the Company’s policy to reverse interest accrued on loans when they become 90 days past due. As a result of the increase in these non-performing loans, interest income was reduced by $324,000 in the first quarter of 2008 compared to $165,000 for the same period in 2007.

Interest expense was $11.0 million for the first quarter of 2008 compared to $12.0 million in the first quarter of 2007. The majority of the decrease in interest expense occurred in interest-bearing deposits, where despite average balances increasing $80.9 million to $1.112 billion for the first quarter of 2008, the cost of that funding decreased .61% between the 2007 and 2008 first quarters, to 3.14% from 3.75%.

Net interest margin for the quarter ended March 31, 2008 was 3.76%, a .13% improvement from the 2007 first quarter margin of 3.63%. The Company's interest rate spread improved to 3.40% in the 2008 first quarter compared to 3.26% in the same 2007 quarterly period. The margin was favorably impacted by an increase in the average balance of non-interest bearing deposits, which were $124.6 million in the first quarter of 2008 compared to $97.9 million in the same period in 2007. The Pavilion acquisition had a favorable impact on the margin as Pavilion had historically

Index

operated at a higher margin than First Defiance. However, in the first quarter of 2008, the Pavilion results were included in only the last 17 of the 91 day quarter.

Provision for Loan Losses.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. The provision for loan losses was $1.1 million in the first quarter of 2008 compared to $457,000 for the first quarter of 2007. The period over period increase was due primarily to an increase in the loan loss reserve for one large impaired loan caused by a reduction in the appraised value of that loan’s real estate collateral. Excluding the specific allowance recorded for that one loan, the Company’s provision would have been very consistent with the level of provision expense recorded over the last several quarters. Charge-offs for the first quarter of 2008 were $620,000 and recoveries of previously charged off loans totaled $129,000 for net charge-offs of $491,000. By comparison, $383,000 of charge-offs were recorded in the 2007 first quarter and $99,000 of recoveries were realized for net charge-offs of $284,000. As a percentage of average loans, annualized net charge-offs were 0.15% for the first quarter of 2008 compared to 0.09% in the same period in 2007. Management’s expectation is that the ratio of net charge-offs to average loans will be higher for the balance of the year, both because of the acquisition and because of our market area’s overall economic condition.

Non-performing assets, which include non-accrual loans and real estate owned, increased to $17.7 million at March 31, 2008 from $10.8 million at March 31, 2007 and from $11.7 million at December 31, 2007. Non-performing assets and asset quality ratios for First Defiance were as follows at March 31, 2008 and December 31, 2007:
	March 31, 2008	December 31, 2007
	(in thousands)
Non-accrual loans	$14,275	$9,217
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	$14,275	$9,217
Real estate owned (REO)	3,448	2,460
Total non-performing assets	$17,723	$11,677

Allowance for loans losses as a percentage of total loans	1.21%	1.08%
Allowance for loan losses as a percentage of non- performing assets	104.70%	118.95%
Allowance for loan losses as a percentage of non- performing loans	129.99%	150.70%
Total non-performing assets as a percentage of total assets	0.94%	0.73%
Total non-performing loans as a percentage of total loans	0.93%	0.71%

Of the $14.3 million in non-accrual loans, $3.0 million were 1-4 family residential loans, $10.3 million were commercial or commercial real estate loans and $1.0 million were home equity or consumer loans.

Index

While non-performing assets increased to $17.7 million in the first quarter of 2008 compared to $11.7 million at December 31, 2007, $4.4 million in non-performing loans and $1.2 million in other real estate owned (“OREO”) came with the Pavilion acquisition. Non-performing loans originated by First Federal Bank increased $658,000 during the first quarter of 2008 but OREO balances decreased by $246,000.

First Federal Bank’s Asset Review Committee meets monthly to review the status of work-out strategies for all criticized relationships, which include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Asset Review Committee makes recommendations regarding required allowances and proposed charge-offs which are approved by the Senior Loan Committee (in the case of charge-offs) or the Loan Loss Reserve Committee (in the case of specific allowances). At March 31, 2008 the specific allowance for loan losses recorded against the $10.3 million of non-accrual commercial and commercial real estate loans totaled $1.13 million. In management’s opinion, the allowance for loan losses is appropriate. The allowance for loan losses at March 31, 2008 was $18.6 million compared to $13.9 million at December 31, 2007. The increase in the allowance for loan losses is also impacted by acquiring Pavilion’s $4.1 allowance.

Non-Interest Income.

Total non-interest income increased to $6.0 million in the first quarter of 2008, compared with $5.6 million in the same period in 2007. Non-interest income was slightly impacted by the Pavilion results which were included in the last 17 of the 91 day quarter.

Service Fees. Service fees and other charges increased by $105,000 or 4.1% in the 2008 first quarter compared to the same period in 2007. The increase was primarily related to fees earned on debit cards.

Service fees also include significant fees generated by First Defiance’s overdraft privilege program. This program generally provides for the automatic payment of modest overdraft limits on all accounts deemed to be in good standing when the account is accessed using paper-based check processing, a teller withdrawal, a point-of-sale terminal, an ACH transaction, or an ATM. Overdraft limits are established for all customers without discrimination using a risk assessment approach for each account classification. An allowance for losses is recognized for any accounts that are overdrawn for 30 or more days. Accounts overdrawn for more than 60 days are automatically charged off. Fees are charged as a one-time fee per occurrence and the fee charged for an item that is paid is equal to the fee charged for a non-sufficient fund item that is returned.

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore are deemed to be non-interest income rather than interest income. Fee income related the to overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $1.7 million for both quarters ended March 31, 2008 and 2007.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $332,000 to $1.1 million for the first quarter of 2008 compared to $782,000 for the same period of

Index

2007. Gains realized from the sale of mortgage loans more than doubled to $1.1 million from $512,000 in the first quarter of 2007. Mortgage loan servicing revenue increased by $44,000 or 10.5% in the first quarter of 2008 compared to the first quarter of 2007. The increases in gains and servicing revenue were partially offset by increases of $211,000 in amortization of mortgage servicing rights and a $132,000 increase in the valuation adjustment that management recognizes when the value of mortgage servicing rights decline. The interest rate environment that gives rise to increased mortgage origination activity also typically causes increases in mortgage servicing rights amortization and impairment, creating a natural hedge in the mortgage banking line of business.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $233,000, to $1.9 million in the first quarter of 2008, from $1.7 million during the first quarter of 2007. The growth in insurance and investment income is attributable to a full quarter of revenue from the late February 2007 acquisition of Huber, Harger, Welt and Smith Agency in Bowling Green, Ohio. First Insurance typically recognizes contingent revenues in the first quarter. These revenues are bonuses paid by insurance carriers when the Company achieves certain loss ratios and growth targets. In the first quarter of 2008, First Insurance earned $784,000 of contingent income compared to $754,000 in the same period of 2007.

Other Non-Interest Income. Other sources of non-interest income include gains from the sale of non-mortgage loans, trust income, gains from the sale of securities, earnings from bank-owned life insurance and other. The sale of agricultural loans increased the first quarter of 2008 non-mortgage loan gains by $30,000 to $35,000 compared to $5,000 in the first quarter of 2007.

Non-Interest Expense.

Non-interest expense increased to $13.5 million for the first quarter of 2008 compared to $11.8 million for the same period in 2007. The 2008 first quarter amount includes $750,000 of non-recurring costs associated with the Pavilion acquisition. These costs included termination fees of certain contracts, severance payments not accrued by the seller for employees who were not a part of a severance plan and retention bonuses, and other non-recurring costs associated with the completion of the acquisition and the transition of operations. Management believes that the remaining acquisition related costs, most of which will be incurred in the second quarter of 2008, will be between $1.0 million to $1.25 million.

Compensation and Benefits. Compensation and benefits increased to $7.1 million for the quarter ended March 31, 2008 from $6.6 million for the same period in 2007. In the first quarter of 2008, the Company incurred approximately $90,000 of compensation expense related to the 17 post-acquisition days of operating the former Pavilion offices. Compensation also increased because of approximately $250,000 in year-over-year annual pay increases and a full three months of compensation associated with the Huber, Harger, Welt and Smith, compared to just one month in the first quarter of 2007.

Occupancy. Occupancy costs increased $266,000 in the first quarter of 2008 partially resulted from the Pavilion and Huber, Harger, Welt and Smith acquisitions which increased expense $12,000 and $35,000, respectively, in the first quarter of 2008. However, the opening of First Federal’s new operations center in December of 2007 increased occupancy costs by $161,000 in the first quarter of 2008.

Index

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $117,000 to $3.9 million for the quarter ended March 31, 2008 from $3.8 million for the same period in 2007. Significant increases between the 2008 and 2007 first quarters include an increase in expense for state franchise tax and data processing of $131,000 and $76,000, respectively, due mainly from the normal growth of the Company. Amortization of intangibles increased $48,000 due to recording amortization of the core deposit intangible recorded in conjunction with the Pavilion acquisition. These costs were partially offset by a decrease in other expenses of $138,000. The expenses that made up this reduction included office supply expense (down $41,000) and checking charge-offs (down $39,000).

The efficiency ratio for the third quarter of 2008 was 67.75% compared to 66.26% for the first quarter of 2007. If you exclude the impact of the acquisition related costs, the efficiency ratio for the 2008 first quarter was 64.0%.

Income Taxes.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 32.59% for the quarter ended March 31, 2008 compared to 32.76% for the same period in 2007. The effective tax rate is lower than the Company’s statutory 35% rate because it has approximately $30.8 million invested in municipal securities, and $28.7 million of bank owned life insurance which are both exempt from federal tax. Those book-tax differences are partially offset by the excess of fair value over cost of allocated ESOP shares and costs associated with expensing incentive stock options, which are not deductible for Federal income taxes.

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $2.4 million of cash from operating activities during the first three months of 2008. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, changes in loans available for sale, interest receivable, other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At March 31, 2008, First Defiance had $125.5 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $272.0 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $23.8 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by March 31, 2009 is $482.0 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate

Index

environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 2008.

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized

Regulatory capital	$181,289	$181,289	$196,816	$196,816
Minimum required regulatory capital	72,601	90,770	129,308	161,634
Excess regulatory capital	$108,688	$90,519	$67,508	$35,182

Regulatory capital as a percentage of assets (1)	10.0%	10.0%	12.2%	12.2%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	6.0%	5.0%	4.2%	2.2%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.82 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.62 billion.

High Loan-to-Value Mortgage Loans

The majority of First Defiance’s mortgage loans are collateralized by one-to-four family residential real estate, have loan-to-value ratios of 80% or less, and are made to borrowers in good credit standing. First Federal usually requires residential mortgage loan borrowers whose loan-to-value is greater than 80% to purchase private mortgage insurance (PMI). First Federal does originate and retain a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan-to-value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards at March 31, 2008 totaled $32.6 million. These loans are generally paying as agreed. First Defiance does not make interest-only first mortgage residential loans, nor does it have residential mortgage loan products, or other consumer products, that allow negative amortization.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to

Index

the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2008.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

As discussed in detail in the 2007 Annual Report on Form 10-K, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 31, 2008 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and

Index

procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Index

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors
There were no material changes to the risk factors as presented in First Defiance Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2008 – January 31, 2008	20,419	$21.06	20,419	102,440
February 1, 2008 – February 29, 2008	-0-	n/a	-0-	102,440
March 1, 2008 – March 31, 2008	1,659	$19.30	1,659	100,781
Total for 2008 First Quarter	22,078	$20.93	22,078	100,781

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

At a special meeting of shareholders held on December 31, 2007, the shareholders approved an amendment to the Company’s Code of Regulation to permit the issuance of uncertificated shares. The following is the tabulation of all votes timely cast in person or by proxy by shareholders of First Defiance for the special meeting:

FOR	AGAINST	ABSTAIN
5,733,190	94,170	31,765

At the annual meeting of shareholders held on April 22, 2008, in Defiance, Ohio the shareholders elected three directors to three-year terms. The following are tabulations of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

I.	Nominees for Director with Three-year Terms Expiring in 2011:

NOMINEE	FOR	WITHHELD
Jean A. Hubbard	5,916,933	194,504
James L. Rohrs	5,986,172	125,265
Thomas A. Voigt	5,942,711	168,726

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Index

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: May 12, 2008	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: May 12, 2008	By:	/s/ John C. Wahl
John C. Wahl
Executive Vice President, Chief
Financial Officer and
Treasurer