Form 10-Q
period 2008-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2008-08-11
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company”in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,117,470 shares outstanding at August 8, 2008.

FIRST DEFIANCE FINANCIAL CORP.

Index

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	June 30, 2008	December 31, 2007
	(In Thousands)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$44,621	$53,976
Interest-bearing deposits	59	11,577
	44,680	65,553
Securities:
Available-for-sale, carried at fair value	118,825	112,370
Held-to-maturity, carried at amortized cost
(fair value $1,072 and $1,161 at June 30, 2008
and December 31, 2007, respectively)	1,035	1,117
	119,860	113,487
Loans held for sale	11,711	5,751
Loans receivable, net of allowance of $20,578 at June
30, 2008 and $13,890 at December 31, 2007, respectively	1,562,173	1,275,806
Accrued interest receivable	7,650	6,755
Federal Home Loan Bank stock	21,118	18,586
Bank owned life insurance	28,950	28,423
Premises and equipment	47,999	40,545
Real estate and other assets held for sale	3,158	2,460
Goodwill	56,111	36,820
Core deposit and other intangibles	9,195	3,551
Mortgage servicing rights	9,348	5,973
Other assets	6,233	5,694
Total assets	$1,928,186	$1,609,404

(continued)

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	June 30, 2008	December 31, 2007
	(In Thousands)
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,427,141	$1,217,858
Advances from the Federal Home Loan Bank	191,895	139,536
Short term borrowings	20,000	−
Securities sold under repurchase agreements	39,039	30,055
Subordinated debentures	36,083	36,083
Advance payments by borrowers	599	762
Deferred taxes	3,623	1,306
Other liabilities	16,006	17,850
Total liabilities	1,734,386	1,443,450

Stockholders’ equity:
Preferred stock, no par value per share:
5,000 shares authorized; no shares issued	−	−
Common stock, $.01 par value per share:
20,000 shares authorized; 12,740 and 11,703 shares
issued and 8,118 and 7,059 shares outstanding, respectively	127	117
Additional paid-in capital	140,297	112,651
Stock acquired by ESOP	−	(202)
Accumulated other comprehensive income (loss), net of
tax of ($1,435) and ($224), respectively	(2,533)	(415)
Retained earnings	128,536	126,630
Treasury stock, at cost, 4,622 and 4,644 shares Respectively	(72,627)	(72,827)
Total stockholders’ equity	193,800	165,954

Total liabilities and stockholders’ equity	$1,928,186	$1,609,404

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Income
(UNAUDITED)
(Amounts in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Interest Income
Loans	$24,506	$22,601	$47,319	$44,900
Investment securities:
Taxable	1,139	1,130	2,287	2,274
Non-taxable	323	290	660	577
Interest-bearing deposits	15	210	113	221
FHLB stock dividends	254	301	497	593
Total interest income	26,237	24,532	50,876	48,565
Interest Expense
Deposits	7,522	10,054	16,193	19,594
FHLB advances and other	1,545	1,614	3,200	3,617
Subordinated debentures	456	585	984	922
Notes payable	468	157	662	326
Total interest expense	9,991	12,410	21,039	24,459
Net interest income	16,246	12,122	29,837	24,106
Provision for loan losses	2,797	575	3,855	1,032
Net interest income after provision for loan losses	13,449	11,547	25,982	23,074
Non-interest Income
Service fees and other charges	3,417	2,715	6,039	5,233
Insurance commission income	1,267	1,361	3,202	3,064
Mortgage banking income	1,501	1,076	2,616	1,858
Gain on sale of non-mortgage loans	8	61	43	66
Loss on securities	(432)	-	(513)	-
Trust income	118	99	229	185
Income from Bank Owned Life Insurance	254	313	527	608
Other non-interest income	17	45	22	263
Total non-interest income	6,150	5,670	12,165	11,277
Non-interest Expense
Compensation and benefits	7,318	6,634	14,441	13,186
Occupancy	1,944	1,405	3,613	2,808
State franchise tax	513	355	1,007	718
Data processing	1,134	944	2,163	1,897
Acquisition related charges	262	-	1,012	-
Amortization of intangibles	420	170	611	313
Other non-interest expense	3,924	2,374	6,144	4,731
Total non-interest expense	15,515	11,882	28,991	23,653
Income before income taxes	4,084	5,335	9,156	10,698
Federal income taxes	1,349	1,724	3,002	3,481
Net Income	2,735	3,611	6,154	7,217

Earnings per share (Note 7)
Basic	$0.34	$0.51	$0.80	$1.01
Diluted	$0.34	$0.50	$0.80	$1.00
Dividends declared per share (Note 6)	$0.26	$0.25	$0.52	$0.50
Average shares outstanding (Note 7)
Basic	8,094	7,129	7,662	7,115
Diluted	8,126	7,229	7,701	7,220

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2008	2007	2008	2007

Balance at beginning of period	$194,835	$164,540	$165,954	$159,825
Adjustment to initially apply FIN 48	-	-	-	(200)
Balance at beginning of period as adjusted	194,835	164,540	165,954	159,625
Comprehensive income:
Net income	2,735	3,611	6,154	7,217
Other comprehensive income (loss)	(1,787)	(608)	(2,118)	(511)
Total comprehensive income	948	3,003	4,036	6,706
ESOP shares released	-	342	551	1,043
Stock option expense	60	71	114	130
Tax benefit of employee plans	17	12	72	56
Shares issued under stock option plans	213	190	768	462
Treasury shares repurchased	(163)	(1,729)	(625)	(2,055)
Acquisition of Huber, Harger, Welt and Smith	-	-	-	2,250
Acquisition of Pavilion Bancorp	(11)	-	27,128	-
Common cash dividends declared (Note 6)	(2,099)	(1,772)	(4,200)	(3,560)

Balance at end of period	$193,800	$164,657	$193,800	$164,657

See Accompanying Notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(UNAUDITED)
(Amounts in Thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net cash provided by operating activities	$3,583	$4,852

Investing Activities
Proceeds from maturities of held-to-maturity securities	81	152
Proceeds from maturities of available-for-sale securities	20,529	10,603
Proceeds from sale of real estate and other assets held for sale	2,141	2,040
Net cash received in acquisition of Huber, Harger, Welt and Smith	−	159
Net cash paid for acquisition of Pavilion Bancorp, Inc.	(23,587)	−
Proceeds from sale of non-mortgage loans	3,505	8,440
Purchases of available-for-sale securities	(21,884)	(13,935)
Investment in bank owned life insurance	-	(2,060)
Purchases of office properties and equipment	(2,277)	(2,715)
Net (increase) decrease in loans receivable	(62,621)	(17,701)
Net cash (used in) provided by investing activities	(84,113)	(15,017)

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	418	28,624
Repayment of Federal Home Loan Bank long-term advances	(6,389)	(434)
Net increase (decrease) in Federal Home Loan Bank short-term advances	33,600	(33,100)
Proceeds from issuance of subordinated debentures	−	15,464
Proceeds from Federal Home Loan Bank long-term advances	19,000	−
Increase (decrease) in securities sold under repurchase agreements	6,738	(2,852)
Net increase in short-term borrowings	10,000	−
Purchase of common stock for treasury	(625)	(2,055)
Cash dividends paid	(3,925)	(3,552)
Proceeds from exercise of stock options	768	462
Excess tax benefits from exercise of stock options	72	56
Net cash provided by (used in) financing activities	59,657	2,613
Increase (decrease) in cash and cash equivalents	(20,873)	(7,552)
Cash and cash equivalents at beginning of period	65,553	50,023
Cash and cash equivalents at end of period	$44,680	$42,471

Supplemental cash flow information:
Interest paid	$21,759	$24,134
Income taxes paid	$4,055	$3,252
Transfers from loans to other real estate owned and other
assets held for sale	$1,715	$2,972

See accompanying notes.

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at June 30, 2008 and 2007)

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

The accompanying consolidated condensed financial statements as of June 30, 2008 and for the three and six-month periods ended June 30, 2008 and 2007 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2007 Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal and First Insurance. At June 30, 2008 goodwill totaled $56.1 million, an increase of $19.3 million from the $36.8 million balance reported at December 31, 2007. The increase in goodwill is the result of the Pavilion Bancorp, Inc (“Pavilion”) acquisition, which was completed on March 14, 2008. The acquisition of Huber, Harger, Welt and Smith (“HHWS”) added $1.7 million of goodwill in 2007.

Index

2. Basis of Presentation (continued)

Income Taxes

The Company’s effective tax rate differs from the statutory 35% federal tax rate primarily because of the existence of municipal securities and bank owned life insurance, for which the earnings are exempt from federal income taxes, partially offset by the excess of fair value over cost of allocated ESOP shares and stock option expense related to incentive option grants which are not deductible for Federal income taxes.

Stock Compensation

The Company accounts for stock-based awards in accordance with Statement of Financial Accounting Standard (“SFAS”) 123(R) Share-Based Payment, which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options and stock grants is determined using the Black-Scholes valuation model. SFAS 123(R) provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered.

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

Index

2. Basis of Presentation (continued)

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008 and was not material to the Company’s financial statements.

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

Index

2. Basis of Presentation (continued)

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

Index

2. Basis of Presentation (continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation for financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP Hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

Index

3. Fair Value (continued)

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

Available for sale securities. Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bond’s terms and conditions, among other things. Securities in Level 1 include U.S. Government agency preferred stock. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, municipal securities. Securities in Level 3 include trust preferred securities.

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

The following table summarizes the financial assets measured at fair value on a recurring and non-recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities	$1,915	$111,348	$5,562	$118,825

Index

3.      Fair Value (continued)

The following table presents a rollforward of the balance sheet amounts for the three and six months ended June 30, 2008, for available for sale securities where fair value is determined within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Balance at beginning of period	$7,078	$8,642
Total gains or losses (realized/unrealized)
Included in earnings	(432)	(532)
Included in other comprehensive income (presented gross of taxes)	(1,078)	(2,373)
Purchases, issuances, and settlements	(6)	(175)
Transfers in and/or out of Level 3	-	-
Balance at June 30, 2008	$5,562	$5,562

Assets and Liabilities Measured on a Non-Recurring Basis

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$-	$-	$5,954	$5,954
Mortgage servicing rights	-	-	9,348	9,348

Mortgage servicing rights which are carried at lower of cost or fair value were written down to fair value of $9,348,000, resulting in a valuation allowance of $92,000. A reversal of $167,000 was included in earnings for the quarterly period ended June 30, 2008. A reversal of $24,000 was included in earnings for the six-month period ended June 30, 2008.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,954,000, with a valuation allowance of $3,190,000.

4. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. As of June 30, 2008, 418,400 options (406,400 for employees and 12,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

Index

4.      Stock Compensation Plans (continued)

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Six months ended June 30
	2008		2007
	Options Outstanding	Weighted Average Option Prices	Options Outstanding	Weighted Average Option Prices
Options outstanding, beginning of period	418,339	$20.79	404,154	$19.36
Forfeited or cancelled	(14,453)	23.44	(1,850)	26.50
Exercised	(52,486)	14.64	(32,922)	14.04
Granted	67,000	17.64	54,250	27.41
Options outstanding, end of period	418,400	$20.96	384,682	$20.77
Vested or expected to vest at period end	396,545	$20.89
Exercisable at period end	253,200	$19.57

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
	Six Months Ended June 30
	2008	2007
Cash received from option exercises	$768,355	$462,076
Tax benefit realized from option exercises	72,310	55,414
Intrinsic value of options exercised	289,655	475,048

As of June 30, 2008, there was $646,000 of total unrecognized compensation costs related to unvested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 3.3 years.

As of June, 2008 there were 168,250 shares available for grant under the Company’s stock option plans.

The fair value of stock options granted during the six months ended June 30, 2007 and 2006  was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:
	Six Months Ended June 30
	2008	2007
Expected average risk-free rate	4.20%	4.86%
Expected average life	6.46 years	6.63 years
Expected volatility	22.30%	21.80%
Expected dividend yield	5.98%	3.64%

The weighted-average fair value of options granted for the six months ended June 30, 2008 and 2007 were $2.07 and $5.33, respectively.

Index

5. Acquisitions

On March 14, 2008, First Defiance completed the acquisition of Pavilion, which is headquartered in Adrian, Michigan. Each Pavilion shareholder received 1.4209 shares of First Defiance common stock and $37.50 in cash for each share of Pavilion stock. In connection with this transaction, 1,036,861 shares of First Defiance common stock were issued at a value of $27.1 million. The common shares issued were valued at $26.117 per share representing the average of the closing bid and ask price as of the date of announcement plus two days prior and two days subsequent to the announcement. The total cost of the transaction, including legal and investment banking fees, was $55.5 million. The assets and liabilities of Pavilion were recorded on the balance sheet at their fair value as of the acquisition date. The results of Pavilion’s operations have been included in the First Defiance’s consolidated statement of income from the date of acquisition.

The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the Pavilion acquisition.

March 14, 2008
(In Thousands)
Assets
Cash and cash equivalents	$4,815
Investment securities	9,145
Loans, net of allowance for loan losses	233,346
Premises and equipment	7,025
Federal Home Loan Bank stock	2,036
Goodwill and other intangibles	25,547
Other assets	7,312
Total Assets	289,226

Liabilities
Deposits	209,047
Borrowings	18,403
Other liabilities	6,237
Total Liabilities	233,687

Net assets acquired	$55,539

Index

5. Acquisitions (continued)

March 14, 2008
(In Thousands)

Purchase price	$55,539
Pavilion’s carrying value of net assets acquired	(28,205)
Excess purchase price over Pavilion’s carrying
Value of net assets acquired	27,334

Purchase accounting adjustments
Portfolio loans	(7,479)
Premises and equipment	2,546
Mortgage servicing rights	(1,010)
Deposits	752
Deferred tax liabilities	3,404
Total net tangible assets	(1,787)
Core deposit and other intangibles	(6,255)

Goodwill	$19,292

The estimated fair values of Pavilion’s acquired assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement, as additional information becomes available. Any subsequent adjustments to the fair value of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.

During the six months ended June 30, 2008, First Defiance recognized $1,012,000 of acquisition related charges, of which, $198,000 related to retention bonuses and $173,000 related to termination of certain contracts. The remaining $641,000 includes items related to professional services, start-up costs of system conversions, supplies and other non-recurring costs associated with the completion of the acquisition and the transition of operations. Management believes that that the acquisition related costs have essentially been completed as of June 30, 2008.

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

6. Dividends on Common Stock

As of June 30, 2008, First Defiance had declared a quarterly cash dividend of $.26 per share for the second quarter of 2008, payable on July 25, 2008.

Index

7. Earnings Per Share

Basic earnings per share as disclosed under SFAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and six-month periods ended June 30, 2008 and 2007. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2008 and 2007, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share – Net income	$2,735	$3,611	$6,154	$7,217
Denominator:
Denominator for basic earnings per share – weighted average shares	8,094	7,129	7,662	7,115
Effect of dilutive securities:
Employee stock options	32	100	39	105
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	8,126	7,229	7,701	7,220
Basic earnings per share from net income	$0.34	$0.51	$0.80	$1.01
Diluted earnings per share from net income	$0.34	$0.50	$0.80	$1.00

Shares under option totaling 307,638 at June 30, 2008 and 199,603 at June 30, 2007 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Index

8. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2008
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,617	$269	$(82)	$17,804
Mortgage-backed securities	36,031	131	(309)	35,853
REMICs	3,064	38	-	3,102
Collateralized mortgage obligations	22,545	193	(91)	22,647
Preferred stock	10,739	-	(3,262)	7,477
Obligations of state and political subdivisions	31,731	371	(160)	31,942
Totals	$121,727	$1,002	$(3,904)	$118,825

Held-to-Maturity Securities:
FHLMC certificates	$186	$6	$-	$192
FNMA certificates	410	2	(1)	411
GNMA certificates	139	2	-	141
Obligations of state and political subdivisions	300	28	-	328
Totals	$1,035	$38	$(1)	$1,072

At December 31, 2007
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$24,565	$354	$(1)	$24,918
Mortgage-backed securities	26,453	289	(55)	26,687
REMICs	3,064	41	-	3,105
Collateralized mortgage obligations	20,103	173	(77)	20,199
Preferred stock	9,374	29	(761)	8,642
Obligations of state and political subdivisions	28,251	568	-	28,819
Totals	$111,810	$1,454	$(894)	$112,370

Held-to-Maturity Securities:
FHLMC certificates	$195	$6	$-	$201
FNMA certificates	472	4	(1)	475
GNMA certificates	150	2	-	152
Obligations of state and political subdivisions	300	33	-	333
Totals	$1,117	$45	$(1)	$1,161

Index

8. Investment Securities (continued)

The following table summarizes First Defiance’s securities that were in an unrealized loss position at June 30, 2008:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At June 30, 2008
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$6,217	$(82)	$-	$-	$6,217	$(82)
Mortgage-backed securities	23,169	(274)	1,578	(35)	24,747	(309)
Collateralized mortgage obligations and REMICs	7,700	(88)	407	(3)	8,107	(91)
Preferred stock	6,571	(2,855)	906	(407)	7,477	(3,262)
Obligations of state and political subdivisions	10,154	(146)	566	(14)	10,720	(160)

Held to maturity securities:
Mortgage-backed securities	39	-	172	(1)	211	(1)
Total temporarily impaired securities	$53,850	$(3,445)	$3,629	$(460)	$57,479	$(3,905)

First Defiance recognized other-than-temporary impairment totaling $432,000 in the 2008 second quarter and $513,000 for the year-to-date period ended June 30, 2008 on certain trust preferred securities where management believes it is likely that the principal balance will not be fully recovered. With the exception of those trust preferred securities, First Defiance does not believe the unrealized losses on securities as of June 30, 2008 represent other-than-temporary impairment. The unrealized losses are primarily the result of the changes in interest rates, or in the case of certain trust preferred securities, a lack of liquidity in the trading of this type of investment. Management does not believe these factors will prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary for fair value to recover to the amortized cost.

Index

9. Loans

Loans receivable consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Real Estate:
One-to-four family residential	$251,887	$229,588
Construction	83,279	56,698
Non-residential and multi-family	731,472	580,621
	1,066,638	866,907
Other Loans:
Commercial	351,812	283,072
Consumer finance	41,251	37,743
Home equity and improvement	153,715	128,080
	546,778	448,895
Total real estate and other loans	1,613,416	1,315,802
Deduct:
Loans in process	29,585	25,074
Net deferred loan origination fees and costs	1,080	1,032
Allowance for loan loss	20,578	13,890
Totals	$1,562,173	$1,275,806

On March 14, 2008, $173.0 million of commercial loans, $29.3 million of consumer loans, $30.0 million of mortgage loans and $1.1 million of credit card receivables were acquired in conjunction with the Pavilion acquisition.

Changes in the allowance for loan losses were as follows (in $000s):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$18,556	$13,752	$13,890	$13,579
Provision for loan losses	2,797	575	3,855	1,032
Reserve acquired from Pavilion	38	-	4,137	-
Charge-offs:
One-to-four family residential real estate	281	51	338	136
Non-residential and multi-family real estate	319	936	783	1,082
Commercial	220	11	220	92
Home equity and improvement	18	-	90	-
Consumer finance	56	23	83	94
Total charge-offs	894	1,021	1,514	1,404
Recoveries	81	111	210	210
Net charge-offs	813	910	1,304	1,194
Ending allowance	$20,578	$13,417	$20,578	$13,417

Index

9. Loans (continued)

The following table presents the aggregate amounts of non-performing assets, comprised of non-accrual loans and real estate owned on the dates indicated:

	June 30, 2008	December 31, 2007
	(in thousands)
Non-accrual loans	$17,727	$9,217
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	17,727	$9,217
Real estate and other assets held for sale	3,158	2,460
Total non-performing assets	$20,885	$11,677

10. Deposits

A summary of deposit balances is as follows (in thousands):

	June 30, 2008	December 31, 2007
Non-interest-bearing checking accounts	$181,034	$121,563
Interest-bearing checking and money market accounts	401,401	342,367
Savings accounts	146,697	105,873
Retail certificates of deposit less than $100,000	514,209	509,720
Retail certificates of deposit greater than $100,000	163,614	137,927
Brokered or national certificates of deposit	20,186	408
	$1,427,141	$1,217,858

On March 14, 2008, $45.6 million of non-interest-bearing checking accounts, $39.7 million of interest-bearing checking accounts, $26.2 million of savings accounts and $97.5 million of certificates of deposit were acquired as part of the Pavilion acquisition.

Index

11.Borrowings

First Defiance’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
FHLB Advances:
Overnight borrowings	$44,900	$11,300
Single maturity fixed rate advances	10,000	10,000
Single maturity LIBOR based advances	45,000	45,000
Putable advances	64,000	45,000
Strike-rate advances	27,000	27,000
Amortizable mortgage advances	995	1,236
Total	$191,895	$139,536
Borrowings on Bank Line of Credit	$20,000	$-
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

On March 14, 2008, $4.5 million of variable rate advances and $1.7 million of amortizing mortgage advances were acquired with the Pavilion acquisition. These advances all matured during the second quarter of 2008.

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $19.0 million of the putable advances with a weighted average rate of 2.72% are not yet callable by the FHLB. The call dates for these advances range from January 14, 2009 to February 11, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $45.0 million of putable advances with a weighted average rate of 5.25%. The maturity dates of these advances range from September 1, 2010 to November 7, 2013. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at June 30, 2008 was 2.78%. The weighted average rate of the strike-rate advances is 4.18% and the maturity dates range from March 8, 2011 to February 25, 2013.

In March 2008, First Defiance borrowed $20.0 million under its revolving line of credit with a commercial bank. The line of credit is secured by the stock of First Defiance and the interest rate is either the lender’s prime rate or LIBOR plus 1.50%, whichever is selected by First Defiance. First Defiance used the cash from this borrowing to fund a portion of the cash purchase price paid to Pavilion shareholders. The interest rate on that borrowing at June 30, 2008 was 4.59%.

Pavilion had $10 million of Fed Funds Purchased as of the acquisition date, which was paid off immediately following the closing.

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 4.16% and 6.37% on June 30, 2008 and December 31, 2007 respectively.

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

A summary of all junior debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	June 30, 2008	December 31, 2007
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

	June 30, 2008	December 31, 2007
	(In Thousands)
Loan commitments	$369,036	$280,152
Standby Letters of Credit	20,531	9,147
Total	$389,567	$289,299

The remaining weighted average life for outstanding standby letters of credit was less than one year at June 30, 2008. The Company had $3.6 million of standby letters of credit with a life longer than one year.

Index

13. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 16 in the financial statements included in First Defiance’s 2007 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Service cost-benefits attributable to service during the period	$15	$12	$28	$24
Interest cost on accumulated post- retirement benefit obligation	39	31	76	63
Net amortization and deferral	16	11	31	22
Net periodic postretirement benefit cost	$70	$54	$135	$109

14. Income Taxes

First Defiance adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As of December 31, 2007 the Company had unrecognized tax benefits in accordance with FIN 48 of $498,000. Details regarding these unrecognized tax benefits are in Footnote 18 of First Defiance’s 2007 Annual Report on Form 10-K. During the current quarter, there were no material changes to the amount of unrecognized tax benefits or to any assumptions regarding the calculation of these unrecognized tax benefits.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $1.0 million at June 30, 2008. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $118.8 million at June 30, 2008. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($17.8 million), certain municipal obligations ($31.9 million), CMOs and REMICs ($25.7 million), mortgage backed securities ($35.9 million) and preferred stock ($7.5 million).

In accordance with SFAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax, and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $2.9 million at June 30, 2008. The impact to stockholders’ equity of unrealized losses on available-for-sale securities was $1.9 million after considering the related deferred tax liability.

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

Changes in Financial Condition

At June 30, 2008, First Defiance's total assets, deposits and stockholders' equity amounted to $1.93 billion, $1.43 billion and $193.8 million, respectively, compared to $1.61 billion, $1.22 billion and $166.0 million, respectively, at December 31, 2007.

Net loans receivable (excluding loans held for sale) increased $286.4 million to $1.56 billion at June 30, 2008 compared to $1.28 billion at December 31, 2007. The increase in loans receivable between December 31, 2007 and June 30, 2008 included increases in commercial and non-residential real estate loans (up $150.9 million), commercial loans (up $68.7 million), one-to-four family residential real estate loans (up $22.3 million), home equity and improvement loans (up $25.6 million), construction loans (up $26.6 million), and consumer loans (up $3.5 million). Of the $286.4 million increase in loans receivable, $233.4 million was the result of the Pavilion acquisition. The remaining growth is primarily in the commercial and non-residential real estate loan categories and is the result of strong loan demand in the Company’s market area.

The investment securities portfolio increased $6.4 million to $119.9 million at June 30, 2008 from $113.5 million at December 31, 2007. The increase is the result of $21.9 million of securities being purchased during the first six months of 2008 mostly offset by $16.0 million of securities being matured or called in the period and principal pay downs of $4.5 million in CMO’s and mortgage-backed securities. First Defiance also acquired $9.1 million of investment securities through the Pavilion acquisition. The unrealized loss in the investment portfolio was $2.9 million at June 30, 2008 compared to a unrealized gain of $560,000 at December 31, 2007.

Deposits increased from $1.22 billion at December 31, 2007 to $1.43 billion as of June 30, 2008. Of the $209.3 million increase, non-interest bearing demand deposits increased $59.5 million to $181.0 million, savings deposits increased $40.8 million to $146.7 million, interest-bearing demand deposits and money market accounts increased $59.0 million to $401.4 million, and retail time deposits increased $30.2 million to $677.8 million. The Pavilion acquisition added $209.0 million in deposits as of March 14, 2008 which consisted of $45.6 million in non-interest-bearing checking accounts, $39.7 million in interest-bearing demand deposits, $26.2 million in savings, and $97.5 million in certificates of deposit.

Index

The FHLB advances increased $52.4 million to $191.9 million at June 30, 2008 from $139.5 million at December 31, 2007. First Defiance added $19.0 million in putable advances during the first quarter of 2008 which have attractive rates with one to two year lock-out periods before they can be called by the FHLB. First Defiance acquired $6.2 million of advances in the Pavilion acquisition. Those advances all matured during the 2008 second quarter. The balance of the increase in outstanding FHLB advances is in overnight advances. The higher level of advances has funded loan growth during the first half of 2008.

Stockholders’ equity increased from $166.0 million at December 31, 2007 to $193.8 million at June 30, 2008. The increase is primarily the result of issuing 1,036,861 shares of common stock valued at $26.117 per common share to Pavilion shareholders. The Company also recorded net income of $6.2 million, realized $768,000 of proceeds from stock option exercises, declared $4.2 million of cash dividends, and repurchased $625,000 of treasury shares.

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

	Three Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,544,409	$24,536	6.39%	$1,231,192	$22,613	7.37%
Securities	121,506	1,648	5.42	111,756	1,585	5.67
Interest-earning deposits	2,616	15	2.31	14,497	210	5.81
FHLB stock and other	20,867	254	4.90	18,585	301	6.50
Total interest-earning assets	1,689,398	26,453	6.29	1,376,030	24,709	7.20
Non-interest-earning assets	208,767			151,833
Total assets	$1,898,165			$1,527,863

Interest-bearing liabilities:
Deposits	$1,252,165	$7,522	2.42%	$1,056,187	$10,054	3.82%
FHLB advances and other	164,811	1,545	3.77	128,823	1,614	5.03
Notes payable	53,724	468	3.50	21,323	157	2.95
Subordinated debentures	36,225	456	5.06	36,247	585	6.47
Total interest-bearing liabilities	1,506,925	9,991	2.67	1,242,580	12,410	4.01
Non-interest bearing deposits	171,101	-		101,606	-
Total including non-interest bearing
demand deposits	1,678,026	9,991	2.39	1,344,186	12,410	3.70
Other non-interest-bearing liabilities	24,294			19,086
Total liabilities	1,702,320			1,363,272
Stockholders' equity	195,845			164,591
Total liabilities and stock-
holders' equity	$1,898,165			$1,527,863
Net interest income; interest
rate spread		$16,462	3.62%		$12,299	3.19%
Net interest margin (3)			3.92%			3.58%
Average interest-earning assets
to average interest-bearing
liabilities			112%			111%
_______________________
(1)
Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index

	Six Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,435,438	$47,363	6.64%	$1,228,716	$44,922	7.37%
Securities	119,112	3,323	5.60	112,377	3,180	5.70
Interest-earning deposits	8,352	113	2.72	7,811	221	5.71
FHLB stock and other	19,738	497	5.06	18,585	593	6.43
Total interest-earning assets	1,582,640	51,296	6.52	1,367,489	48,916	7.21
Non-interest-earning assets	189,161			151,530
Total assets	$1,771,801			$1,519,019

Interest-bearing liabilities:
Deposits	$1,181,938	$16,193	2.76%	$1,043,509	$19,594	3.79%
FHLB advances and other	155,666	3,200	4.13	144,332	3,617	5.05
Notes payable	39,841	662	3.34	21,912	326	3.00
Subordinated debentures	36,253	984	5.46	28,573	922	6.51
Total interest-bearing liabilities	1,413,698	21,039	2.99	1,238,326	24,459	3.98
Non-interest bearing deposits	147,872	-		99,770	-
Total including non-interest bearing
demand deposits	1,561,570	21,039	2.71	1,338,096	24,459	3.69
Other non-interest-bearing liabilities	26,462			18,063
Total liabilities	1,588,032			1,356,159
Stockholders' equity	183,769			162,860
Total liabilities and stock-
holders' equity	$1,771,801			$1,519,019
Net interest income; interest
rate spread		$30,257	3.53%		$24,457	3.23%
Net interest margin (3)			3.84%			3.61%
Average interest-earning assets
to average interest-bearing
liabilities			112%			110%
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

Index

Results of Operations

Three Months Ended June 30, 2008 and 2007

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2008 was $2.7 million compared to income of $3.6 million for the comparable period in 2007. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 2008 were both $0.34 compared to basic and diluted earnings per share of $0.51 and $0.50, respectively, for the quarter ended June 30, 2007.

Net Interest Income.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The targeted federal funds rate, which is established by the Federal Reserve Board’s Open Market Committee, lowered the target rate by 1.0% in 2007 and by an additional 2.25% during the first six months of 2008, to 2.00%. The targeted federal funds rate drives the Company’s prime rate, which is used to price a substantial balance of loans in the commercial and home equity portfolios. The prime interest rate began 2007 at 8.25% and decreased .75% in the third quarter and ..25% in the fourth quarter of 2007 to end 2007 at 7.25%. During the first quarter of 2008, the prime interest rate declined another 2.0% to 5.25% and another 0.25% in the second quarter of 2008 to end the period at 5.00%. First Defiance effectively managed the impact of the change in the prime rate by effectively managing its deposit rates and by changing the mix of its interest-bearing liabilities.

Net interest income was $16.2 million for the second quarter of 2008 compared to $12.1 million in the second quarter of 2007. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of First Defiance’s earnings and is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. For the second quarter of 2008, total interest income was $26.2 million, a $1.7 million increase over the second quarter of 2007. The increase in interest income was due to a $313.4 million increase in average earning assets, offset by a decline in the yield of those assets. The amount of interest income recognized was also impacted in the second quarter of 2008 by an increase in the balance of loans that were delinquent by more than 90 days. It is the Company’s policy to reverse interest accrued on loans when they become 90 days past due. As a result of the increase in these non-performing loans, interest income was reduced by $409,000 in the second quarter of 2008 compared to $166,000 for the same period in 2007.

Interest expense was $10.0 million for the second quarter of 2008 compared to $12.4 million in the second quarter of 2007. The majority of the decrease in interest expense occurred in interest-bearing deposits, where despite average balances increasing $196.0 million to $1.252 billion for the second quarter of 2008, the cost of that funding decreased 140 basis points between the 2007 and 2008 second quarters, to 2.42% from 3.82%.

Net interest margin for the quarter ended June 30, 2008 was 3.92%, a 34 basis point improvement from the 2007 second quarter margin of 3.58%. The Company's interest rate spread improved to 3.62% in the 2008 second quarter compared to 3.19% in the same 2007 quarterly period. The margin

Index

was favorably impacted by an increase in the average balance of non-interest bearing deposits, which were $171.1 million in the second quarter of 2008 compared to $101.6 million in the same period in 2007. The Pavilion acquisition had a favorable impact on the margin as Pavilion had historically operated at a higher margin than First Defiance.

Provision for Loan Losses.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s estimation, is necessary to absorb probable credit losses within the existing loan portfolio. The provision for loan losses was $2.8 million in the second quarter of 2008 compared to $575,000 for the second quarter of 2007. The period over period increase was primarily the result of the deterioration of several large credits in the commercial loan portfolio as ten credits comprised $1.7 million of provision expense in the 2008 second quarter. Charge-offs for the second quarter of 2008 were $894,000 and recoveries of previously charged off loans totaled $81,000 for net charge-offs of $813,000. By comparison, $1.0 million of charge-offs were recorded in the 2007 second quarter and $111,000 of recoveries were realized for net charge-offs of $910,000. As a percentage of average loans, annualized net charge-offs were 0.21% for the second quarter of 2008 compared to 0.30% in the same period in 2007. Management’s expectation is that the ratio of net charge-offs to average loans will be higher for the balance of the year, both because of the acquisition and because of our market area’s overall economic condition.

Non-performing assets, which include non-accrual loans and real estate owned, increased to $20.9 million at June 30, 2008 from $9.8 million at June 30, 2007 and from $11.7 million at December 31, 2007. Non-performing assets and asset quality ratios for First Defiance were as follows at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(in thousands)
Non-accrual loans	$17,727	$9,217
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	$17,727	$9,217
Real estate and other assets held for sale	3,158	2,460
Total non-performing assets	$20,885	$11,677

Allowance for loans losses as a percentage of total loans	1.30%	1.08%
Allowance for loan losses as a percentage of non- performing assets	98.53%	118.95%
Allowance for loan losses as a percentage of non- performing loans	116.08%	150.70%
Total non-performing assets as a percentage of total assets	1.08%	0.73%
Total non-performing loans as a percentage of total loans	1.12%	0.71%

Of the $17.7 million in non-accrual loans, $3.5 million were 1-4 family residential loans, $13.2 million were commercial or commercial real estate loans and $1.0 million were home equity or consumer loans.

Index

Non-performing assets increased to $20.9 million in the second quarter of 2008 compared to $11.7 million at December 31, 2007. Included in the non-performing assets at June 30, 2008 are $6.8 million in non-accrual loans and $1.2 million in REO related to the former Pavilion operation. Excluding the acquired assets, the Company’s overall non-performing assets have increased by $1.2 million since the beginning of 2008.

Certain impaired loans acquired in an acquisition are recorded at fair value in accordance with AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), net of any expected credit losses. As such, these loans are included in the non-performing loan balances without any offsetting allowance for loan losses. Such impairment discounts totaled $3.9 million at June 30, 2008.

First Federal Bank’s Asset Review Committee meets monthly to review the status of work-out strategies for all criticized relationships, which include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Asset Review Committee makes recommendations regarding required allowances and proposed charge-offs which are approved by the Senior Loan Committee (in the case of charge-offs) or the Loan Loss Reserve Committee (in the case of specific allowances). At June 30, 2008 the specific allowance for loan losses recorded against the $13.2 million of non-accrual commercial and commercial real estate loans totaled $1.36 million. In management’s opinion, the allowance for loan losses is appropriate. The allowance for loan losses at June 30, 2008 was $20.6 million compared to $13.9 million at December 31, 2007. The increase in the allowance for loan losses includes $4.1 million acquired from Pavilion.

Non-Interest Income.

Total non-interest income increased to $6.2 million in the second quarter of 2008, compared with $5.7 million in the same period in 2007. Non-interest income was impacted by the Pavilion results.

Service Fees. Service fees and other charges increased by $702,000 or 25.9% in the 2008 second quarter compared to the same period in 2007. The increase was primarily related to the additional accounts acquired in the Pavilion acquisition.

Service fees also include fees generated by First Defiance’s overdraft privilege program. This program generally provides for the automatic payment of modest overdraft limits on all accounts deemed to be in good standing when the account is accessed using paper-based check processing, a teller withdrawal, a point-of-sale terminal, an ACH transaction, or an ATM. Overdraft limits are established for all customers without discrimination using a risk assessment approach for each account classification. An allowance for losses is recognized for any accounts that are overdrawn for 30 or more days. Accounts overdrawn for more than 60 days are automatically charged off. Fees are charged as a one-time fee per occurrence and the fee charged for an item that is paid is equal to the fee charged for a non-sufficient fund item that is returned.

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s

Index

market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore are deemed to be non-interest income rather than interest income. Fee income related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $2.2 million for the quarter ended June 30, 2008 compared to $1.8 million for the same period in 2007.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $425,000 to $1.5 million for the second quarter of 2008 compared to $1.1 million for the same period of 2007. Gains realized from the sale of mortgage loans increased to $1.0 million from $805,000 in the second quarter of 2007. Mortgage loan servicing revenue increased by $259,000 or 61.2% in the second quarter of 2008 compared to the first quarter of 2007. The increases in gains and servicing revenue were partially offset by increases of $200,000 in amortization of mortgage servicing rights. Management also records a valuation adjustment to record mortgage servicing rights at the lower of cost or market. In the 2008 second quarter, that valuation allowance was reduced by $167,000, compared to a reduction of $37,000 in the 2007 second quarter. The interest rate environment that gives rise to increased mortgage origination activity also typically causes increases in mortgage servicing rights amortization and impairment, creating a natural hedge in the mortgage banking line of business.

Loss on Securities. Non-interest income was reduced in the second quarter of 2008 by $432,000 as First Defiance recognized other-than-temporary impairment charges for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. The investments deemed to have other than temporary impairment were equity notes of certain pooled trust preferred securities with a total original face amount of $1 million. Certain banks that issued securities into these trust preferred pools defaulted in the 2008 second quarter, causing management to recognize the other than temporary impairment. First Defiance also invested $1 million each in preferred stock of Fannie Mae and Freddie Mac early in 2008. The value of these investments has declined substantially since the end of the second quarter and unless the situation reverses, the Company will need to record further impairment charges in the 2008 third quarter related to these securities.

Non-Interest Expense.

Non-interest expense increased to $15.5 million for the second quarter of 2008 compared to $11.9 million for the same period in 2007. The 2008 second quarter amount includes $262,000 of non-recurring costs associated with the Pavilion acquisition. These costs included termination fees of certain contracts, costs to grant prior service credit to former Pavilion employees in the Company’s retiree medical plan and other non-recurring costs associated with the completion of the acquisition and the transition of operations. Also in the second quarter of 2008, $752,000 of losses was recognized related to the former investment advisor. This expense was recorded in the 2008 second quarter after coverage under the Company’s fidelity bond policy was denied.

Compensation and Benefits. Compensation and benefits increased to $7.3 million for the quarter ended June 30, 2008 from $6.6 million for the same period in 2007. Compensation and benefit expense increased $592,000 as a direct result of the Pavilion acquisition.

Occupancy. Occupancy costs increased $539,000 in the second quarter of 2008 mostly resulting from the Pavilion acquisition which increased expense $323,000. Also, the opening of First

Index

Federal’s new operations center in December of 2007 increased occupancy costs by $126,000 in the second quarter of 2008, compared to the same period in 2007.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $2.2 million to $6.0 million for the quarter ended June 30, 2008 from $3.8 million for the same period in 2007. Significant increases between the 2008 and 2007 second quarters include an increase in expense for state franchise tax and data processing of $158,000 and $190,000, respectively, due mainly from the normal growth of the Company and the Pavilion acquisition. Amortization of intangibles increased $250,000 due to recording amortization of the core deposit intangible recorded in conjunction with the Pavilion acquisition. Other expense increased due to $752,000 of expense related to losses incurred by a former investment advisor which was not covered by First Defiance’s fidelity bond. Also, $400,000 of FDIC deposit insurance expense was recorded in the 2008 second quarter, the result of changes in the assessments rates and utilization of the one-time credits issued by the FDIC early in the 2008 first quarter.

The efficiency ratio for the second quarter of 2008 was 67.33% compared to 66.12% for the second quarter of 2007. If you exclude the impact of the acquisition related costs, the efficiency ratio for the 2008 second quarter was 66.19%.

Income Taxes.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 33.03% for the quarter ended June 30, 2008 compared to 32.31% for the same period in 2007. The effective tax rate is lower than the Company’s statutory 35% rate because it has approximately $31.9 million invested in municipal securities, and $29.0 million of bank owned life insurance which are both exempt from federal tax. Those book-tax differences are partially offset by the excess of fair value over cost of allocated ESOP shares and costs associated with expensing incentive stock options, which are not deductible for Federal income taxes.

Six Months Ended June 30, 2008 and 2007

On a consolidated basis, First Defiance recognized net income for the six months ended June 30, 2008 of $6.2 million compared to income of $7.2 million for the comparable period in 2007. On a per share basis, basic and diluted earnings per share for the six months ended June 30, 2008 were both $0.80, compared to basic and diluted earnings per share of $1.01 and $1.00, respectively, for the six months ended June 30, 2007.

Net Interest Income.

Net interest income was $29.8 million for the six months ended June 30, 2008 compared to $24.1 million for the same period in 2007. For the six month period ended June 30, 2008, total interest income was $50.9 million, a $2.3 million increase over the same period in 2007. The increase in interest income is due to a $215.2 million increase in average interest-earning assets to $1.58 billion as of June 30, 2008, mainly as a result of the Pavilion acquisition. The increase in average earning assets were somewhat offset by a decline in yield of those assets. The amount of interest

Index

income recognized was also affected in the first six months of 2008 by an increase in the balance of loans that were delinquent by more than 90 days. It is the Company’s policy to reverse interest accrued on loans when they become 90 days past due. As a result of the increase in these non-performing loans, interest income was reduced by $732,000 in the first six months of 2008 compared to $331,000 for the same period in 2007.

Interest expense decreased by $3.4 million to $21.0 million for the six months ended June 30, 2008 compared to $24.5 million in the first half of 2007. While the average balance of interest-bearing liabilities increased by $175.4 million between the first halves of 2007 and 2008, the expense associated with the higher balance was more than offset by a decline in the average cost of interest-bearing deposits for the six months ending June 30, 2008, to 2.76%, a 103 basis point decrease from the 3.79% average cost in the first half of 2007.

Provision for Loan Losses.

The provision for loan losses was $3.9 million for the six months ended June 30, 2008, compared to $1.0 million during the six months ended June 30, 2007. The year over year increase was primarily the result of the deterioration of a number of large credits in the commercial loan portfolio along with a decline in the overall economy in the Company’s primary market area, and the resulting increase in loan delinquencies. Charge-offs for the first half of 2008 were $1.5 million and recoveries of previously charged off loans totaled $210,000 for net charge-offs of $1.3 million. By comparison, $1.4 million of charge-offs were recorded in the same period of 2007 and $210,000 of recoveries were realized for net charge-offs of $1.2 million.

Non-Interest Income.

Total non-interest income increased to $12.2 million for the six months ended June 30, 2008 from $11.3 million recognized in the same period of 2007.

Service Fees. Service fees and other charges increased by $806,000 or 15.4% in the six months ended June 30, 2008 compared to the same period in 2007. The increase was primarily related to an overall increase in the number of accounts serviced following the Pavilion acquisition.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 40.8% to $2.6 million for the six months ended June 30, 2008 from $1.9 million for the same period of 2007. Gains realized from the sale of mortgage loans increased $867,000 to $2.2 million for the first half of 2008 from $1.3 million during the same period of 2007. Mortgage loan servicing revenue increased $304,000 in the first half of 2008 compared to the same period of 2007. These increases were offset by a $410,000 increase in the amortization of mortgage servicing rights in the first half of 2008 when compared to 2007.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $138,000, to $3.2 million for the six months ended June 30, 2008, from $3.1 million during the same period of 2007. This is the result of the acquisition of the Huber, Harger, Welt and Smith Insurance Agency in late February 2007.

Index

Loss on Securities. Non-interest income was reduced in the first half of 2008 by $513,000 as First Defiance recognized other-than-temporary impairment charges for certain impaired investment securities. There was no such impairment expense during the same period in 2007.

Other Non-Interest Income. Other sources of non-interest income include gains from the sale of non-mortgage loans, trust income, earnings from bank-owned life insurance (“BOLI”) and other. In total, these categories declined by $301,000 in the first half of 2008 compared to 2007. The accounting for the Company’s deferred compensation plan assets had an impact on this fluctuation as the value of the life insurance assets used to fund the plan increased by $127,000 in the first half of 2007 and declined by $163,000 in the first half of 2008 resulting in a net decline in total income related to this item of $290,000. This was offset by a related change in the deferred compensation liability, which is included in other non-interest expense. Also, earnings from the Company’s BOLI declined in the first half of 2008 due to a lower crediting rate on the Company’s investment.

Non-Interest Expense.

Non-interest expense increased to $29.0 million for the first six months of 2008 compared to $23.7 million for the same period in 2007. The year-to-date 2008 amount includes $1.0 million of non-recurring costs associated with the Pavilion acquisition. These costs included termination fees of certain contracts, costs to grant prior service credit to former Pavilion employees in the Company’s retiree medical plan and other non-recurring costs associated with the completion of the acquisition and the transition of operations. Also in the first six months of 2008, $752,000 of loss was recognized related to a former investment advisor. This expense was recorded in June of 2008 second quarter after coverage under the Company’s fidelity bond policy was denied.

Compensation and Benefits. Compensation and benefits increased to $14.4 million for the first six months ended June 30, 2008 from $13.2 million for the same period in 2007. In 2008, the Company incurred approximately $717,000 of compensation expense related to the acquisition of Pavilion. Compensation also increased because of year-over-year annual pay increases.

Occupancy. Occupancy costs increased $805,000 in the first six months of 2008. The Pavilion acquisition increased expense by $337,000. Also, the opening of First Federal’s new operations center in December of 2007 increased occupancy costs by $287,000 in the first half of 2008, compared to the same period in 2007.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $2.3 million to $9.9 million for the first six months of 2008 from $7.7 million for the same period in 2007. Significant increases between the first six months of 2008 and 2007 include an increase in expense for state franchise tax and data processing of $289,000 and $266,000, respectively, due mainly from the normal growth of the Company and the Pavilion acquisition. Amortization of intangibles increased $298,000 due to recording amortization of the core deposit intangible recorded in conjunction with the Pavilion acquisition. Other expense increased due to the $752,000 related to losses associated with the former investment advisor which were not covered by First Defiance’s fidelity bond. Also, $400,000 of FDIC deposit insurance expense was recorded in the first half of 2008, the result of changes in the assessments rates and utilization of the one-time credits issued by the FDIC early in the 2008 first quarter. There was no deposit insurance expense in the first half of 2007, as credits granted by the FDIC were used to offset quarterly assessments through the end of 2007.

Index

The efficiency ratio for the first half of 2008 was 67.52% compared to 66.19% for the same period of 2007. If you exclude the impact of the acquisition related costs, the efficiency ratio for the first six months of 2008 was 65.16%.

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $3.5 million of cash from operating activities during the first six months of 2008. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, changes in loans available for sale, interest receivable, other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At June 30, 2008, First Defiance had $121.2 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $268.4 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $11.1 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by June 30, 2009 is $414.9 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2008.

Index

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized

Regulatory capital	$186,662	$186,662	$203,110	$203,110
Minimum required regulatory capital	74,558	93,198	133,956	167,445
Excess regulatory capital	$112,104	$93,464	$69,154	$35,665

Regulatory capital as a percentage of assets (1)	10.0%	10.0%	12.1%	12.1%
Minimum capital required as a percentage of assets	4.0%	5.0%	8.0%	10.0%
Excess regulatory capital as a percentage of assets	6.0%	5.0%	4.1%	2.1%

(1) Core capital is computed as a percentage of adjusted total assets of $1.86 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.67 billion.

High Loan-to-Value Mortgage Loans

The majority of First Defiance’s mortgage loans are collateralized by one-to-four family residential real estate, have loan-to-value ratios of 80% or less, and are made to borrowers in good credit standing. First Federal usually requires residential mortgage loan borrowers whose loan-to-value is greater than 80% to purchase private mortgage insurance (PMI). First Federal does originate and retain a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan-to-value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards at June 30, 2008 totaled $34.2 million. These loans are generally paying as agreed. First Defiance does not make interest-only first mortgage residential loans, nor does it have residential mortgage loan products, or other consumer products, that allow negative amortization.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2008.

Index

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using June 30, 2008 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Index

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A.	Risk Factors

There were no material changes to the risk factors as presented in First Defiance Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April1, 2008 – April 30, 2008	5,613	$18.55	5,613	95,168
May 1, 2008 – May 31, 2008	1,300	$18.68	1,300	93,868
June 1, 2008 – June 30, 2008	1,768	$19.44	74	93,794
Total for 2008 Second Quarter	8,681	$18.75	6,687	93,794

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

  Not applicable.

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

First Defiance Financial Corp.
(Registrant)

Date: August 11, 2008	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: August 11, 2008	By:	/s/ John C. Wahl
John C. Wahl
Executive Vice President, Chief
Financial Officer and
Treasurer