Form 10-Q
period 2008-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2008-11-10
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,117,120 shares outstanding at November 10, 2008.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number
PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – September 30, 2008 and December 31, 2007	2

	Consolidated Condensed Statements of Income - Three and nine months ended September 30, 2008 and 2007	4

	Consolidated Condensed Statement of Changes in Stockholders’ Equity – Three and nine months ended September 30, 2008 and 2007	5

	Consolidated Condensed Statements of Cash Flows - Nine months ended September 30, 2008 and 2007	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

PART II-OTHER INFORMATION:

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

	Signatures	44

Index

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	September 30, 2008	December 31, 2007
	(In Thousands)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$34,230	$53,976
Interest-bearing deposits	358	11,577
	34,588	65,553
Securities:
Available-for-sale, carried at fair value	113,036	112,370
Held-to-maturity, carried at amortized cost
(fair value $1,010 and $1,161 at September 30, 2008
and December 31, 2007, respectively)	978	1,117
	114,014	113,487
Loans held for sale	9,363	5,751
Loans receivable, net of allowance of $23,445 at September
30, 2008 and $13,890 at December 31, 2007, respectively	1,572,882	1,275,806
Accrued interest receivable	8,672	6,755
Federal Home Loan Bank stock	21,376	18,586
Bank owned life insurance	29,174	28,423
Premises and equipment	47,379	40,545
Real estate and other assets held for sale	4,776	2,460
Goodwill	56,830	36,820
Core deposit and other intangibles	8,771	3,551
Mortgage servicing rights	9,335	5,973
Other assets	4,866	5,694
Total assets	$1,922,026	$1,609,404

(continued)

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands)

	September 30, 2008	December 31, 2007
	(In Thousands)
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,435,804	$1,217,858
Advances from the Federal Home Loan Bank	173,581	139,536
Short term borrowings	21,200	−
Securities sold under repurchase agreements	49,038	30,055
Subordinated debentures	36,083	36,083
Advance payments by borrowers	496	762
Deferred taxes	1,469	1,306
Other liabilities	14,679	17,850
Total liabilities	1,732,350	1,443,450

Stockholders’ equity:
Preferred stock, no par value per share:
5,000 shares authorized; no shares issued	−	−
Common stock, $.01 par value per share:
25,000 shares authorized; 12,739 and 11,703 shares
issued and 8,117 and 7,059 shares outstanding, respectively	127	117
Additional paid-in capital	140,360	112,651
Stock acquired by ESOP	−	(202)
Accumulated other comprehensive income (loss), net of
tax of ($2,657) and ($224), respectively	(4,933)	(415)
Retained earnings	126,760	126,630
Treasury stock, at cost, 4,622 and 4,644 shares Respectively	(72,638)	(72,827)
Total stockholders’ equity	189,676	165,954

Total liabilities and stockholders’ equity	$1,922,026	$1,609,404

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Income
(UNAUDITED)
(Amounts in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Interest Income
Loans	$24,902	$22,983	$72,220	$67,882
Investment securities:
Taxable	1,078	1,129	3,365	3,403
Non-taxable	357	310	1,017	887
Interest-bearing deposits	5	262	119	483
FHLB stock dividends	301	305	797	898
Total interest income	26,643	24,989	77,518	73,553
Interest Expense
Deposits	7,658	10,536	23,851	30,130
FHLB advances and other	1,603	1,636	4,803	5,253
Subordinated debentures	461	597	1,445	1,518
Notes payable	555	193	1,217	519
Total interest expense	10,277	12,962	31,316	37,420
Net interest income	16,366	12,027	46,202	36,133
Provision for loan losses	4,907	671	8,761	1,704
Net interest income after provision for loan losses	11,459	11,356	37,441	34,429
Non-interest Income
Service fees and other charges	3,717	2,764	9,756	7,997
Insurance commission income	1,179	1,180	4,381	4,244
Mortgage banking income	1,011	921	3,627	2,780
Gain on sale of non-mortgage loans	134	138	177	204
Gain (loss) on securities	(2,051)	21	(2,564)	21
Trust income	114	95	343	280
Income from Bank Owned Life Insurance	224	321	751	929
Other non-interest income	(188)	144	(166)	407
Total non-interest income	4,140	5,584	16,305	16,862
Non-interest Expense
Compensation and benefits	7,980	6,424	22,421	19,610
Occupancy	1,949	1,516	5,562	4,324
State franchise tax	533	355	1,540	1,074
Data processing	1,221	941	3,384	2,838
Acquisition related charges	20	-	1,032	-
Amortization of intangibles	424	167	1,035	481
Other non-interest expense	3,106	2,893	9,250	7,623
Total non-interest expense	15,233	12,296	44,224	35,950
Income before income taxes	366	4,644	9,522	15,341
Federal income taxes	44	1,515	3,046	4,995
Net Income	322	3,129	6,476	10,346

Earnings per share (Note 7)
Basic	$0.04	$0.44	$0.83	$1.46
Diluted	$0.04	$0.44	$0.83	$1.44
Dividends declared per share (Note 6)	$0.26	$0.25	$0.78	$0.75
Average shares outstanding (Note 7)
Basic	8,113	7,080	7,813	7,101
Diluted	8,123	7,171	7,842	7,201

See accompanying notes

Index

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statement of Changes in Stockholders’ Equity
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2008	2007	2008	2007

Balance at beginning of period	$193,800	$164,657	$165,954	$159,825
Adjustment to initially apply FIN 48	-	-	-	(200)
Balance at beginning of period as adjusted	193,800	164,657	165,954	159,625
Comprehensive income:
Net income	322	3,129	6,476	10,346
Other comprehensive income (loss)	(2,400)	483	(4,518)	(28)
Total comprehensive income	(2,078)	3,612	1,958	10,318
ESOP shares released	-	333	551	1,376
Stock option expense	65	72	181	202
Tax benefit of employee plans	-	-	72	56
Shares issued under stock option plans	-	-	768	462
Treasury shares repurchased	(10)	(2,216)	(635)	(4,271)
Acquisition of Huber, Harger, Welt and Smith	-	-	-	2,250
Acquisition of Pavilion Bancorp	-	-	27,128	-
Common cash dividends declared (Note 6)	(2,101)	(1,752)	(6,301)	(5,312)

Balance at end of period	$189,676	$164,706	$189,676	$164,706

See Accompanying Notes

Index

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net cash provided by operating activities	$13,360	$9,514

Investing Activities
Proceeds from maturities of held-to-maturity securities	138	204
Proceeds from maturities of available-for-sale securities	24,787	17,355
Proceeds from sale of securities of available-for-sale securities	−	2,521
Proceeds from sale of real estate and other assets held for sale	2,739	2,120
Proceeds from sale of property, plant and equipment	−	5
Net cash received in acquisition of Huber, Harger, Welt and Smith	−	190
Net cash paid for acquisition of Pavilion Bancorp, Inc.	(23,902)	−
Proceeds from sale of non-mortgage loans	10,707	11,320
Purchases of available-for-sale securities	(25,970)	(20,499)
Investment in bank owned life insurance	-	(2,060)
Purchases of office properties and equipment	(3,240)	(5,664)
Net (increase) decrease in loans receivable	(88,327)	(41,506)
Net cash (used in) provided by investing activities	(103,068)	(36,014)

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	8,726	69,560
Repayment of Federal Home Loan Bank long-term advances	(6,399)	(653)
Net increase (decrease) in Federal Home Loan Bank short-term advances	15,300	(33,100)
Proceeds from issuance of subordinated debentures	−	15,464
Proceeds from Federal Home Loan Bank long-term advances	19,000	−
Increase (decrease) in securities sold under repurchase agreements	16,737	(5,779)
Net increase in short-term borrowings	11,200	−
Purchase of common stock for treasury	(635)	(4,271)
Cash dividends paid	(6,026)	(5,325)
Proceeds from exercise of stock options	768	462
Excess tax benefits from exercise of stock options	72	56
Net cash provided by (used in) financing activities	58,743	36,414
Increase (decrease) in cash and cash equivalents	(30,965)	9,914
Cash and cash equivalents at beginning of period	65,553	50,023
Cash and cash equivalents at end of period	$34,588	$59,937

Supplemental cash flow information:
Interest paid	$32,125	$36,725
Income taxes paid	$6,682	$4,520
Transfers from loans to other real estate owned and other
assets held for sale	$3,648	$3,510

See accompanying notes.

Index

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2008 and 2007)

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

The accompanying consolidated condensed financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2007 Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Goodwill is evaluated at the business unit level, which for First Defiance are First Federal and First Insurance. At September 30, 2008 goodwill totaled $56.8 million, an increase of $20.0 million from the $36.8 million balance reported at December 31, 2007. The increase in goodwill is the result of the Pavilion Bancorp, Inc (“Pavilion”) acquisition, which was completed on March 14, 2008. The acquisition of Huber, Harger, Welt and Smith (“HHWS”) added $1.7 million of goodwill in February 2007.

Index

2. Basis of Presentation (continued)

Income Taxes

The Company’s effective tax rate differs from the statutory 35% federal tax rate primarily because of the volatility of income tax expense attributable to the change in income before income taxes and the impact of the Company’s tax exempt income on obligations of state and political subdivisions and bank-owned life insurance. In accordance with Accounting Principles Board Opinion No. 28, income tax expense should be recorded using the Company’s best estimate of the effective tax rate for a full year. With the other-than-temporary impairment charge recorded for the Company’s FHLMC and FNMA preferred stock holdings and the higher than anticipated provisions for loan losses being necessary, the Company’s pre-tax income is lower than expected. As a result, the Company’s tax exempt income has had a larger impact than originally estimated and resulted in a lower expected tax rate for the year.

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

Index

2. Basis of Presentation (continued)

Quantitative thresholds of SFAS 131, Disclosures about Segments of an Enterprise and Related Information are evaluated on an annual basis and First Insurance has not met any of those thresholds. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable segment.

New Accounting Standards

On October 10, 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP SFAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008 and its adoption was not material to the Company’s financial statements.

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

Index

2. Basis of Presentation (continued)

Recent Accounting Pronouncements

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

Index

2. Basis of Presentation (continued)

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

Index

3. Fair Value (continued)

In Accordance with SFAS 157, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value.  These levels are:

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

The following table summarizes the financial assets measured at fair value on a recurring and non-recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Index

 3. Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities	$152	$110,252	$2,632	$113,036

The following table presents a roll-forward of the balance sheet amounts for the three and nine months ended September 30, 2008, for available for sale securities where fair value is determined within Level 3 of the valuation hierarchy.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance at beginning of period	$5,562	$8,642
Total gains or losses (realized/unrealized)
Included in earnings	(150)	(682)
Included in other comprehensive income (presented gross of taxes)	(2,774)	(5,147)
Purchases, issuances, and settlements	(6)	(181)
Transfers in and/or out of Level 3	-	-
Balance at September 30, 2008	$2,632	$2,632

Assets and Liabilities Measured on a Non-Recurring Basis

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$-	$-	$5,923	$5,923
Mortgage servicing rights	-	-	9,335	9,335

Mortgage servicing rights which are carried at lower of cost or fair value were written down to fair value of $9,335,000, resulting in a valuation allowance of $128,000. A charge of $36,000 was included in earnings for the quarterly period ended September 30, 2008. A charge of $12,000 was included in earnings for the nine month period ended September 30, 2008.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, derived from an appraisal or evaluation, had a carrying amount of $5,923,000, with a valuation allowance of $3,164,000.

Index

4. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. As of September 30, 2008, 444,150 options (432,150 for employees and 12,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Nine months ended September 30,
	2008		2007
	Options Outstanding	Weighted Average Option Prices	Options Outstanding	Weighted Average Option Prices
Options outstanding, beginning of period	418,339	$20.79	404,154	$19.36
Forfeited or cancelled	(16,703)	23.73	(2,550)	25.98
Exercised	(52,486)	14.64	(32,922)	14.04
Granted	95,000	17.15	54,250	27.41
Options outstanding, end of period	444,150	$20.62	422,932	$20.76
Vested or expected to vest at period end	423,154	$20.54
Exercisable at period end	252,550	$19.55

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
	Nine Months Ended September 30,
	2008	2007
Cash received from option exercises	$768,355	$462,076
Tax benefit realized from option exercises	72,310	55,414
Intrinsic value of options exercised	289,655	475,048

As of September 30, 2008, there was $626,000 of total unrecognized compensation costs related to unvested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 3.2 years.

As of September, 2008 there were 142,500 shares available for grant under the Company’s stock option plans.

The fair value of stock options granted during the nine months ended September 30, 2008 and 2007 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

Index

4. Stock Compensation Plans (continued)

	Nine Months Ended September 30,
	2008		2007
Expected average risk-free rate	4.26%		4.86%
Expected average life	6.46	years	6.63	years
Expected volatility	22.50%		21.80%
Expected dividend yield	6.08%		3.64%

The weighted-average fair value of options granted for the nine months ended September 30, 2008 and 2007 were $1.98 and $5.33, respectively.

5. Acquisitions

On March 14, 2008, First Defiance completed the acquisition of Pavilion, which is headquartered in Adrian, Michigan. Each Pavilion shareholder received 1.4209 shares of First Defiance common stock and $37.50 in cash for each share of Pavilion stock. In connection with this transaction, 1,036,861 shares of First Defiance common stock were issued at a total value of $27.1 million. The common shares issued were valued at $26.117 per share, representing the average of the closing bid and ask price as of the date of the merger announcement plus two days prior and two days subsequent to the announcement. The total cost of the transaction, including legal and investment banking fees, was $55.5 million. The assets and liabilities of Pavilion were recorded on the balance sheet at their fair value as of the acquisition date. The results of Pavilion’s operations have been included in the First Defiance’s consolidated statement of income from the date of acquisition.

The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the Pavilion acquisition.  The numbers in the following two tables below have been adjusted through September 30, 2008.

Acquisition Date
March 14, 2008
(In Thousands)
Assets
Cash and cash equivalents	$4,514
Investment securities	9,136
Loans, net of allowance for loan losses	232,639
Premises and equipment	6,992
Federal Home Loan Bank stock	2,036
Goodwill and other intangibles	26,265
Other assets	6,680
Total Assets	288,262

Liabilities
Deposits	209,385
Borrowings	18,403
Other liabilities	4,929
Total Liabilities	232,717

Net assets acquired	$55,545

Index

5. Acquisitions (continued)

Acquisition Date
March 14, 2008
(In Thousands)

Purchase price	$55,545
Pavilion’s carrying value of net assets acquired	(28,268)
Excess purchase price over Pavilion’s carrying
Value of net assets acquired	27,277

Purchase accounting adjustments
Portfolio loans	(7,886)
Premises and equipment	2,579
Mortgage servicing rights	(1,010)
Deposits	752
Deferred tax liabilities	4,553
Total net tangible assets	(1,012)
Core deposit and other intangibles	(6,255)

Goodwill	$20,010

The estimated fair values of Pavilion’s acquired assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement, as additional information becomes available. Any subsequent adjustments to the fair value of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.

During the nine months ended September 30, 2008, First Defiance recognized $1,032,000 of acquisition related charges, of which, $198,000 related to retention bonuses and $171,000 related to termination of certain contracts. The remaining $663,000 includes items related to professional services, start-up costs of system conversions, supplies and other non-recurring costs associated with the completion of the acquisition and the transition of operations. Management believes that that the acquisition related costs have essentially been completed as of September 30, 2008.

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

6. Dividends on Common Stock

As of September 30, 2008, First Defiance had declared a quarterly cash dividend of $.26 per share for the third quarter of 2008, payable on October 24, 2008.

Index

7. Earnings Per Share

Basic earnings per share as disclosed under SFAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2008 and 2007. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2008 and 2007, the effect of shares issuable under stock option plans have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share – Net income	$322	$3,129	$6,476	$10,346
Denominator:
Denominator for basic earnings per share – weighted average shares	8,113	7,080	7,813	7,101
Effect of dilutive securities:
Employee stock options	10	91	29	100
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	8,123	7,171	7,842	7,201
Basic earnings per share from net income	$0.04	$0.44	$0.83	$1.46
Diluted earnings per share from net income	$0.04	$0.44	$0.83	$1.44

Shares under option totaling 333,000 and 305,413 for the three and nine month periods ended September 30, 2008 and 201,103 and 205,103 for the three and nine month periods ended September 30, 2007 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Index

8.Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2008
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$15,577	$236	$(61)	$15,752
Mortgage-backed securities	35,519	183	(174)	35,528
REMICs	3,064	20	-	3,084
Collateralized mortgage obligations	21,810	170	(101)	21,879
Preferred stock	8,663	-	(5,879)	2,784
Obligations of state and political subdivisions	34,793	249	(1,033)	34,009
Totals	$119,426	$858	$(7,248)	$113,036

Held-to-Maturity Securities:
FHLMC certificates	$153	$6	$-	$159
FNMA certificates	395	2	(2)	395
GNMA certificates	130	2	-	132
Obligations of state and political subdivisions	300	24	-	324
Totals	$978	$34	$(2)	$1,010

At December 31, 2007
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$24,565	$354	$(1)	$24,918
Mortgage-backed securities	26,453	289	(55)	26,687
REMICs	3,064	41	-	3,105
Collateralized mortgage obligations	20,103	173	(77)	20,199
Preferred stock	9,374	29	(761)	8,642
Obligations of state and political subdivisions	28,251	568	-	28,819
Totals	$111,810	$1,454	$(894)	$112,370

Held-to-Maturity Securities:
FHLMC certificates	$195	$6	$-	$201
FNMA certificates	472	4	(1)	475
GNMA certificates	150	2	-	152
Obligations of state and political Subdivisions	300	33	-	333
Totals	$1,117	$45	$(1)	$1,161

Index

8. Investment Securities (continued)

The following table summarizes First Defiance’s securities that were in an unrealized loss position at September 30, 2008:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At September 30, 2008
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$6,198	$(61)	$-	$-	$6,198	$(61)
Mortgage-backed securities	19,062	(151)	1,512	(23)	20,574	(174)
Collateralized mortgage obligations and REMICs	8,039	(97)	367	(4)	8,406	(101)
Preferred stock	633	(1,060)	2,000	(4,819)	2,633	(5,879)
Obligations of state and political subdivisions	19,306	(1,002)	396	(31)	19,702	(1,033)

Held to maturity securities:
Mortgage-backed securities	135	(2)	81	-	216	(2)
Total temporarily impaired securities	$53,373	$(2,373)	$4,356	$(4,877)	$57,729	$(7,250)

The Company recognized other-than-temporary impairment totaling $2,051,000 in the 2008 third quarter and $2,564,000 for the year-to-date period ended September 30, 2008. The majority of the other-than-temporary impairment recognized in the third quarter of 2008 is related to the $1,901,000 write-down of the preferred stock issued by Fannie Mae and Freddie Mac. The Company invested $1.0 million in the preferred shares of each agency in January 2008 and wrote those investments down to fair value of $87,000 (Fannie Mae) and $64,000 (Freddie Mac) as of September 30, 2008. The Company also recorded other-than-temporary impairment of $150,000 in the third quarter of 2008 and $663,000 for the year-to-date period ended September 30, 2008, on two trust preferred securities where management believes it is likely that the principal balance will not be fully recovered. The unrealized losses are primarily the result of the changes in interest rates, or in the case of certain trust preferred securities, a lack of liquidity in the trading of this type of investment. Management does not believe these factors will prohibit the Company from receiving its contractual principal and interest payments. First Defiance has the ability and intent to hold these securities for a period necessary for fair value to recover to the amortized cost. With the exception of Fannie Mae, Freddie Mac, and the two trust preferred securities, First Defiance does not believe the unrealized losses on securities as of September 30, 2008 represent other-than-temporary impairment.

Index

9. Loans

Loans receivable consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Real Estate:
One-to-four family residential	$250,244	$229,588
Construction	75,822	56,698
Non-residential and multi-family	746,676	580,621
	1,072,742	866,907
Other Loans:
Commercial	353,453	283,072
Consumer finance	41,964	37,743
Home equity and improvement	158,992	128,080
	554,409	448,895
Total real estate and other loans	1,627,151	1,315,802
Deduct:
Loans in process	29,794	25,074
Net deferred loan origination fees and costs	1,030	1,032
Allowance for loan loss	23,445	13,890
Totals	$1,572,882	$1,275,806

On March 14, 2008, $172.2 million of commercial loans, $29.3 million of consumer loans, $30.0 million of mortgage loans and $1.1 million of credit card receivables were acquired in conjunction with the Pavilion acquisition.

Changes in the allowance for loan losses were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$20,578	$13,417	$13,890	$13,579
Provision for loan losses	4,907	671	8,761	1,704
Reserve acquired from Pavilion	121	-	4,258	-
Charge-offs:
One-to-four family residential real estate	478	128	816	223
Non-residential and multi-family real estate	1,495	586	2,277	1,669
Commercial	-	-	220	92
Home equity and improvement	216	10	306	51
Consumer finance	73	25	156	119
Total charge-offs	2,262	749	3,775	2,154
Recoveries	101	88	311	298
Net charge-offs	2,161	661	3,464	1,856
Ending allowance	$23,445	$13,427	$23,445	$13,427

Index

9. Loans (continued)

The following table presents the aggregate amounts of non-performing assets, comprised of non-accrual loans and real estate owned on the dates indicated:

	September 30, 2008	December 31, 2007
	(in thousands)
Non-accrual loans	$24,630	$9,217
Restructured loans, accruing	905	-
Total non-performing loans	25,535	$9,217
Real estate and other assets held for sale	4,776	2,460
Total non-performing assets	$30,311	$11,677

Impaired loans having recorded investments of $12.8 million at September 30, 2008 and $8.6 million at December 31, 2007, have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $4.5 million at September 30, 2008 and $1.4 million at December 31, 2007.

10.Deposits

A summary of deposit balances is as follows (in thousands):

	September 30, 2008	December 31, 2007
Non-interest-bearing checking accounts	$158,139	$121,563
Interest-bearing checking and money market accounts	365,251	342,367
Savings accounts	145,019	105,873
Retail certificates of deposit less than $100,000	557,643	509,720
Retail certificates of deposit greater than $100,000	177,848	137,927
Brokered or national certificates of deposit	31,904	408
	$1,435,804	$1,217,858

On March 14, 2008, $45.6 million of non-interest-bearing checking accounts, $39.7 million of interest-bearing checking accounts, $26.2 million of savings accounts and $97.9 million of certificates of deposit were acquired as part of the Pavilion acquisition.

Index

11. Borrowings

First Defiance’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
FHLB Advances:
Overnight borrowings	$26,600	$11,300
Single maturity fixed rate advances	10,000	10,000
Single maturity LIBOR based advances	45,000	45,000
Putable advances	64,000	45,000
Strike-rate advances	27,000	27,000
Amortizable mortgage advances	981	1,236
Total	$173,581	$139,536
Borrowings on Bank Line of Credit	$20,000	$-
Federal funds borrowed	$1,200	$-
Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

On March 14, 2008, $4.5 million of variable rate advances and $1.7 million of amortizing mortgage advances were acquired with the Pavilion acquisition. These advances all matured during the second quarter of 2008.

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $19.0 million of the putable advances with a weighted average rate of 2.72% are not yet callable by the FHLB. The call dates for these advances range from January 14, 2009 to February 11, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $45.0 million of putable advances with a weighted average rate of 5.25%. The maturity dates of these advances range from September 1, 2010 to November 7, 2013. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at September 30, 2008 was 4.05%. The weighted average rate of the strike-rate advances is 4.18% and the maturity dates range from March 8, 2011 to February 25, 2013.

In March 2008, First Defiance borrowed $20.0 million under its revolving line of credit with a commercial bank. The line of credit is secured by the stock of First Defiance and the interest rate is either the lender’s prime rate or LIBOR plus 1.50%, whichever is selected by First Defiance. First Defiance used the cash from this borrowing to fund a portion of the cash purchase price paid to Pavilion shareholders. The interest rate on that borrowing at September 30, 2008 was 4.59%.

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 4.20% and 6.37% on September 30, 2008 and December 31, 2007 respectively.

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

A summary of all junior debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	September 30, 2008	December 31, 2007
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of trust preferred securities may be deferred for a period of up to five years at the option of the issuer.

Index

12.Commitments, Guarantees and Contingent Liabilities

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loan and unused lines of credit) and standby letters of credit was as follows:

	September 30, 2008	December 31, 2007
	(In Thousands)
Loan commitments	$367,192	$280,152
Standby Letters of Credit	19,385	9,147
Total	$386,577	$289,299

The remaining weighted average life for outstanding standby letters of credit was less than one year at September 30, 2008. The Company had $3.4 million of standby letters of credit with a life longer than one year.

13. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 16 in the financial statements included in First Defiance’s 2007 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Service cost-benefits attributable to service during the period	$13	$12	$39	$37
Interest cost on accumulated post- retirement benefit obligation	37	31	110	94
Net amortization and deferral	15	11	46	32
Net periodic postretirement benefit cost	$65	$54	$195	$163

Index

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

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance Financial Corp. (“First Defiance” or “the Company”) is a holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services through 36 full-service branches in  communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. On March 14, 2008, First Defiance completed the acquisition of Pavilion Bancorp, Inc. (“Pavilion”), which added eight banking centers in southeast Michigan, expanding the Company’s reach to markets adjacent to its existing branch network. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s offices in Defiance and Bowling Green, Ohio while investment and annuity products are sold through registered investment representatives located at certain First Federal banking center locations.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $978,000 at September 30, 2008. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $113.0 million at September 30, 2008. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($15.8 million), certain municipal obligations ($34.0 million), CMOs and REMICs ($24.9 million), mortgage backed securities ($35.5 million) and preferred stock ($2.8 million).

In accordance with SFAS No. 115, unrealized holding gains and losses deemed temporary on available-for-sale securities are reported in a separate component of stockholders' equity, net of tax, and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $6.4 million at September 30, 2008. The impact to stockholders’ equity of unrealized losses on available-for-sale securities was $4.2 million after considering the related deferred tax liability.

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

Participation in the Treasury Capital Purchase Plan

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U.S. Secretary of the Treasury with broad authority to deploy up to $750 billion into the financial system to help restore stability and liquidity to U.S. capital and credit markets.  On October 24, 2008, Treasury announced plans to direct up to $250 billion of the EESA funding to the Treasury Capital Purchase Program (“CPP”), which provides for a direct equity investment through the purchase by the Treasury of perpetual preferred stock in participating financial institutions.  Companies participating in the CPP must comply with a number of operating restrictions, including limits on executive compensation, stock redemptions and increases in cash dividends.

The CPP provides for a minimum investment of 1% of risk-weighted assets, with a maximum investment equal to the lesser of 3% of total risk-weighted assets or $25 billion.  The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter.  The preferred stock cannot be redeemed for three years unless the issuer raises a specified amount of private capital, The CPP also requires participating institutions to issue to the Treasury  warrants for common stock equal to 15% of the capital invested by the Treasury.

Participation in the program is voluntary and subject to approval by the Treasury.  Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury.  The Company has filed an application to participate in this program, but no assurance can be given that the Company will receive approval.

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

Changes in Financial Condition

At September 30, 2008, First Defiance's total assets, deposits and stockholders' equity amounted to $1.92 billion, $1.44 billion and $189.7 million, respectively, compared to $1.61 billion, $1.22 billion and $166.0 million, respectively, at December 31, 2007.

Index

Net loans receivable (excluding loans held for sale) increased $297.1 million to $1.57 billion at September 30, 2008 compared to $1.28 billion at December 31, 2007. The increase included increases in commercial real estate loans (up $166.1 million), commercial loans (up $70.4 million), one-to-four family residential real estate loans (up $20.7 million), home equity and improvement loans (up $30.9 million), construction loans (up $19.1 million), and consumer loans (up $4.2 million). Of the $297.1 million increase in loans receivable, $232.6 million was the result of the Pavilion acquisition. The remaining growth is primarily in the commercial and non-residential real estate loan categories and is the result of strong loan demand in the Company’s market area.

The investment securities portfolio increased $527,000 to $114.0 million at September 30, 2008 from $113.5 million at December 31, 2007. The increase is the result of $26.0 million of securities being purchased during the first nine months of 2008 mostly offset by $18.0 million of securities being matured or called in the period and principal pay downs of $6.8 million in CMO’s and mortgage-backed securities. First Defiance also acquired $9.1 million of investment securities through the Pavilion acquisition. The unrealized loss in the investment portfolio was $6.4 million at September 30, 2008 compared to an unrealized gain of $560,000 at December 31, 2007.

Deposits increased from $1.22 billion at December 31, 2007 to $1.44 billion as of September 30, 2008. Of the $217.9 million increase, non-interest bearing demand deposits increased $36.6 million to $158.1 million, savings deposits increased $39.1 million to $145.0 million, interest-bearing demand deposits and money market accounts increased $22.9 million to $365.3 million, and retail time deposits increased $119.3 million to $767.4 million. The Pavilion acquisition added $209.0 million in deposits as of March 14, 2008 which consisted of $45.6 million in non-interest-bearing demand deposits, $39.7 million in interest-bearing demand deposits, $26.2 million in savings, and $97.9 million in retail time deposits.

The FHLB advances increased $34.1 million to $173.6 million at September 30, 2008 from $139.5 million at December 31, 2007. First Defiance added $19.0 million in putable advances during the first quarter of 2008 which have attractive rates with one to two year lock-out periods before they can be called by the FHLB. First Defiance also acquired $6.2 million of advances in the Pavilion acquisition, all of which matured during the 2008 second quarter. The balance of the increase in outstanding FHLB advances is in overnight advances. The higher level of advances has funded loan growth during the first nine months of 2008.

Stockholders’ equity increased from $166.0 million at December 31, 2007 to $189.7 million at September 30, 2008. The increase is primarily the result of issuing 1,036,861 shares of common stock valued at $26.117 per common share to Pavilion shareholders. The Company also recorded net income of $6.5 million, realized $768,000 of proceeds from stock option exercises, declared $6.3 million of cash dividends, and repurchased $635,000 of treasury shares.

High Loan-to-Value Mortgage Loans

The majority of First Defiance’s mortgage loans are collateralized by one-to-four family residential real estate and have loan-to-value ratios of 80% or less. First Federal usually requires residential mortgage loan borrowers whose loan-to-value is greater than 80% to purchase private mortgage insurance (PMI). First Federal does originate and retain a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the

Index

borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan-to-value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards at September 30, 2008 totaled $35.2 million. These loans are generally paying as agreed. First Defiance does not make interest-only first mortgage residential loans, nor does it have residential mortgage loan products, or other consumer products, that allow negative amortization.

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

	Three Months Ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,585,489	$24,934	6.26%	$1,244,531	$22,995	7.33%
Securities	118,502	1,636	5.31	112,645	1,615	5.66
Interest-earning deposits	2,231	5	0.89	21,760	262	4.78
FHLB stock and other	21,121	301	5.67	18,585	305	6.51
Total interest-earning assets	1,727,343	26,876	6.18	1,397,521	25,177	7.14
Non-interest-earning assets	201,644			152,653
Total assets	$1,928,987			$1,550,174

Interest-bearing liabilities:
Deposits	$1,268,016	$7,658	2.40%	$1,074,413	$10,536	3.89%
FHLB advances and other	174,343	1,603	3.66	128,597	1,636	5.05
Notes payable	64,368	555	3.43	24,935	193	3.07
Subordinated debentures	36,228	461	5.06	36,295	597	6.53
Total interest-bearing liabilities	1,542,955	10,277	2.65	1,264,240	12,962	4.07
Non-interest bearing deposits	169,257	-		103,181	-
Total including non-interest bearing
demand deposits	1,712,212	10,277	2.39	1,367,421	12,962	3.76
Other non-interest-bearing liabilities	22,323			18,002
Total liabilities	1,734,535			1,385,423
Stockholders' equity	194,452			164,751
Total liabilities and stock-
holders' equity	$1,928,987			$1,550,174
Net interest income; interest
rate spread		$16,599	3.53%		$12,215	3.07%
Net interest margin (3)			3.81%			3.47%
Average interest-earning assets
to average interest-bearing
liabilities			112%			111%
________________________
(1)
Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Index

	Nine Months Ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,485,455	$72,297	6.50%	$1,233,987	$67,916	7.36%
Securities	118,908	4,959	5.50	112,466	4,795	5.68
Interest-earning deposits	6,311	119	2.52	12,461	483	5.18
FHLB stock and other	20,199	797	5.27	18,585	898	6.46
Total interest-earning assets	1,630,873	78,172	6.40	1,377,499	74,092	7.19
Non-interest-earning assets	193,324			151,905
Total assets	$1,824,197			$1,529,404

Interest-bearing liabilities:
Deposits	$1,210,631	$23,851	2.63%	$1,053,810	$30,130	3.82%
FHLB advances and other	161,891	4,803	3.96	139,087	5,253	5.05
Notes payable	48,018	1,217	3.39	22,920	519	3.03
Subordinated debentures	36,245	1,445	5.33	31,147	1,518	6.52
Total interest-bearing liabilities	1,456,785	31,316	2.87	1,246,964	37,420	4.01
Non-interest bearing deposits	155,000	-		100,908	-
Total including non-interest bearing
demand deposits	1,611,785	31,316	2.60	1,347,872	37,420	3.71
Other non-interest-bearing liabilities	25,082			18,042
Total liabilities	1,636,867			1,365,914
Stockholders' equity	187,330			163,490
Total liabilities and stock-
holders' equity	$1,824,197			$1,529,404
Net interest income; interest
rate spread		$46,856	3.53%		$36,672	3.18%
Net interest margin (3)			3.83%			3.56%
Average interest-earning assets
to average interest-bearing
liabilities			112%			110%
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

Index

Results of Operations

Three Months Ended September 30, 2008 and 2007

First Defiance’s net income for the quarter ended September 30, 2008 was $322,000 compared to income of $3.1 million for the comparable period in 2007. Basic and diluted earnings per share for the three months ended September 30, 2008 were both $0.04 compared to basic and diluted earnings per share of $0.44 for the quarter ended September 30, 2007.

Net Interest Income.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by First Federal and many other financial institutions. The targeted federal funds rate, which is established by the Federal Reserve Board’s Open Market Committee, lowered the target rate by 1.0% in 2007 and by an additional 2.25% during the first nine months of 2008, to 2.00%. The targeted federal funds rate drives the Company’s pricing of a substantial balance of loans in the commercial and home equity portfolios. First Defiance managed the impact of the change in the prime rate by effectively managing its deposit rates and by changing the mix of its interest-bearing liabilities.

Net interest income was $16.4 million for the third quarter of 2008 compared to $12.0 million in the third quarter of 2007. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of First Defiance’s earnings and is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. For the third quarter of 2008, total interest income was $26.6 million, a $1.7 million increase over the third quarter of 2007. The increase in interest income was due to a $329.8 million increase in average earning assets, offset by a decline of 96 basis points in the yield of those assets. The amount of interest income recognized was also impacted in the third quarter of 2008 by an increase in the balance of loans that were delinquent by more than 90 days. It is the Company’s policy to reverse interest accrued on loans when they become 90 days past due. As a result of the increase in these non-performing loans, interest income was reduced by $550,000 in the third quarter of 2008 compared to $325,000 for the same period in 2007.

Interest expense was $10.3 million for the third quarter of 2008 compared to $13.0 million in the third quarter of 2007. The majority of the decrease in interest expense occurred in interest-bearing deposits, where despite average balances increasing $193.6 million to $1.268 billion for the third quarter of 2008, the cost of that funding decreased 149 basis points between the 2007 and 2008 third quarters, to 2.40% from 3.89%.

Net interest margin for the quarter ended September 30, 2008 was 3.81%, a 34 basis point improvement from the 2007 third quarter margin of 3.47%. The Company's interest rate spread improved to 3.53% in the 2008 third quarter compared to 3.07% in the same 2007 quarterly period. The margin was favorably impacted by an increase in the average balance of non-interest bearing deposits, which were $169.3 million in the third quarter of 2008 compared to $103.2 million in the same period in 2007. The Pavilion acquisition had a favorable impact on the margin as Pavilion had historically operated at a higher margin than First Defiance.

Index

Provision for Loan Losses.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s estimation, is necessary to absorb probable credit losses within the existing loan portfolio. The provision for loan losses was $4.9 million in the third quarter of 2008 compared to $671,000 for the third quarter of 2007. The period over period increase was primarily as attributable to thirty credits which accounted for  $3.1 million of provision expense in the 2008 third quarter. Charge-offs for the third quarter of 2008 were $2.3 million and recoveries of previously charged off loans totaled $101,000 for net charge-offs of $2.2 million. By comparison, $749,000 of charge-offs were recorded in the 2007 third quarter and $88,000 of recoveries were realized for net charge-offs of $661,000. As a percentage of average loans, annualized net charge-offs were 0.55% for the third quarter of 2008 compared to 0.21% in the same period in 2007.

Non-performing assets, which include non-accrual loans, restructured loans, and real estate owned, increased to $30.3 million at September 30, 2008 from $11.9 million at September 30, 2007 and from $11.7 million at December 31, 2007. Non-performing assets and asset quality ratios for First Defiance were as follows at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(in thousands)
Non-accrual loans	$24,630	$9,217
Restructured loans, accruing	905	-
Total non-performing loans	$25,535	$9,217
Real estate and other assets held for sale	4,776	2,460
Total non-performing assets	$30,311	$11,677

Allowance for loans losses as a percentage of total loans	1.47%	1.08%
Allowance for loan losses as a percentage of non- performing assets	77.35%	118.95%
Allowance for loan losses as a percentage of non- performing loans	91.82%	150.70%
Total non-performing assets as a percentage of total assets	1.58%	0.73%
Total non-performing loans as a percentage of total loans	1.60%	0.71%

Of the $24.6 million in non-accrual loans, $5.4 million were 1-4 family residential loans, $18.8 million were commercial or commercial real estate loans and $400,000 were home equity or consumer loans.

Included in the non-performing assets at September 30, 2008 are $8.8 million in non-accrual loans and $3.0 million in REO related to the former Pavilion operation. Excluding the acquired assets, the Company’s overall non-performing assets have increased by $6.8 million since the beginning of 2008.

Certain impaired loans acquired in an acquisition are recorded at fair value in accordance with AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a

Index

Transfer (“SOP 03-3”), net of any expected credit losses. As such, these loans are included in the non-performing loan balances without any offsetting allowance for loan losses. Such impairment discounts totaled $4.1 million at September 30, 2008 and are reflected in the net loan receivable for the period ended September 30, 2008.

First Federal Bank’s Asset Review Committee meets monthly to review the status of work-out strategies for all criticized relationships, which include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Asset Review Committee makes recommendations regarding required allowances and proposed charge-offs which are approved by the Senior Loan Committee (in the case of charge-offs) or the Loan Loss Reserve Committee (in the case of specific allowances). At September 30, 2008 the specific allowance for loan losses recorded against the $18.8 million of non-accrual commercial and commercial real estate loans totaled $3.89 million.  The allowance for loan losses at September 30, 2008 was $23.4 million compared to $13.9 million at December 31, 2007. The increase in the allowance for loan losses includes $4.3 million acquired from Pavilion.  In management’s opinion, the allowance for loan losses at September 30,2 008, is appropriate, but the allowance is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, non-performing loans, and overall risk in the portfolios

Non-Interest Income.

Total non-interest income decreased to $4.1 million in the third quarter of 2008, compared with $5.6 million in the same period in 2007, primarily as a result of losses on investment securities.

Service Fees. Service fees and other charges increased by $953,000 or 34.5% in the 2008 third quarter compared to the same period in 2007. The increase was primarily related to the additional accounts acquired in the Pavilion acquisition.

Service fees also include fees generated by First Defiance’s overdraft privilege program. This program generally provides for the automatic payment of modest overdraft limits on all accounts deemed to be in good standing when the account is accessed. Overdraft limits are established for all customers without discrimination using a risk assessment approach for each account classification. An allowance for losses is recognized for any accounts that are overdrawn for 30 or more days. Accounts overdrawn for more than 60 days are automatically charged off.   Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet.

The fees charged for this service are the same as the fee charged for a non-sufficient fund item that is returned. These fees are considered to be compensation for providing a service to the customer and therefore are deemed to be non-interest income rather than interest income. Fee income related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $2.3 million for the quarter ended September 30, 2008 compared to $1.9 million for the same period in 2007.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $90,000 to $1.0 million for the third quarter of 2008 compared to $921,000 for the same period of

Index

2007. Gains realized from the sale of mortgage loans decreased to $624,000 from $674,000 in the third quarter of 2007. Mortgage loan servicing revenue increased by $269,000 or 63.7% in the third quarter of 2008 compared to the third quarter of 2007. The increase in servicing revenue was partially offset by an increase of $118,000 in amortization of mortgage servicing rights and the $50,000 decline in gains. Management also records a valuation adjustment to record mortgage servicing rights at the lower of cost or market. In the 2008 third quarter, that valuation allowance was increased by $36,000, compared to an increase of $25,000 in the 2007 third quarter. The interest rate environment that produces increased mortgage origination activity also typically causes increases in mortgage servicing rights amortization and impairment, creating a natural hedge in the mortgage banking line of business.

Loss on Securities. Non-interest income was reduced in the third quarter of 2008 by $2.1 million as First Defiance recognized other-than-temporary impairment (“OTTI”) charges for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. First Defiance recognized a $1.9 million OTTI charge in the third quarter of 2008 relating to the perpetual preferred securities issued by Fannie Mae and Freddie Mac. The OTTI was determined by management as a result of the action taken by the United States Treasury Department and the Federal Housing Finance Agency on September 7, 2008, which placed Fannie Mae and Freddie Mac into conservatorship. First Defiance invested $1.0 million each in preferred stock of Fannie Mae and Freddie Mac in January 2008 and as of September 30, 2008, had a combined market value of $151,000. First Defiance also recorded $150,000 of OTTI on its investment in the equity notes of two trust preferred collateralized debt obligations (“CDOs”) in the 2008 third quarter as a result of the default by the issuers of the securities.  At September 30, 2008, the market value of those CDOs, which had a total original cost of $1.0 million, has been written down to $168,000.

Non-Interest Expense.

Non-interest expense increased to $15.2 million for the third quarter of 2008 compared to $12.3 million for the same period in 2007. Increases across the board are attributable to the Pavilion acquisition which closed late in the 2008 first quarter.

Compensation and Benefits. Compensation and benefits increased to $8.0 million for the quarter ended September 30, 2008 from $6.4 million for the same period in 2007. Compensation and benefit expense increased $605,000 as a direct result of the Pavilion acquisition. The remaining increase, excluding the Pavilion acquisition, is mainly due to year-over-year merit increases and an increase in staff to support the operations of the Company.

Occupancy. Occupancy costs increased $433,000 in the third quarter of 2008 mostly resulting from the Pavilion acquisition which increased expense $270,000. Also, the opening of First Federal’s new operations center in December of 2007 increased occupancy costs by $236,000 in the third quarter of 2008, compared to the same period in 2007.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $900,000 to $5.3 million for the quarter ended September 30, 2008 from $4.4 million for the same period in 2007. Significant increases between the 2008 and 2007 third quarters include an increase in expense for state franchise tax and data processing of $178,000 and $280,000, respectively, due mainly from the

Index

normal growth of the Company and the Pavilion acquisition. Amortization of intangibles increased $257,000 due to recording amortization expense relating to the core deposit and customer relationship intangible in conjunction with the Pavilion acquisition. Other expense increased due to an increase in FDIC deposit insurance expense as the result of changes in the assessments rates and utilization of the one-time credits issued by the FDIC early in the 2008 first quarter.

The efficiency ratio for the third quarter of 2008 was 66.84% compared to 69.16% for the third quarter of 2007.

Income Taxes.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 12.02% for the quarter ended September 30, 2008 compared to 32.62% for the same period in 2007. The volatility of income tax expense is primarily attributable to the change in income before income taxes and the impact of the Company’s tax exempt income on obligations of state and political subdivisions and bank-owned life insurance. In accordance with Accounting Principles Board Opinion No. 28, income tax expense should be recorded using the Company’s best estimate of the effective tax rate for a full year. With other-than-temporary impairment charge recorded for the Company’s FHLMC and FNMA preferred stock holdings and the higher than anticipated provisions for loan losses being necessary, the Company’s pre-tax income is lower than expected. As a result, the Company’s tax exempt income has had a larger impact than originally estimated and resulted in a lower expected tax rate for the year.

Nine Months Ended September 30, 2008 and 2007

First Defiance recognized net income for the nine months ended September 30, 2008 of $6.5 million compared to income of $10.3 million for the comparable period in 2007. Basic and diluted earnings per share for the nine months ended September 30, 2008 were both $0.83, compared to basic and diluted earnings per share of $1.46 and $1.44 for the nine months ended September 30, 2007.

Net Interest Income.

Net interest income was $46.2 million for the nine months ended September 30, 2008 compared to $36.1 million for the same period in 2007. For the nine month period ended September 30, 2008, total interest income was $77.5 million, a $4.0 million increase over the same period in 2007. The increase in interest income is due to a $253.4 million increase in average interest-earning assets to $1.63 billion as of September 30, 2008, mainly as a result of the Pavilion acquisition. The increase in average earning assets was somewhat offset by a decline in yield of those assets. The amount of interest income recognized was also affected in the first nine months of 2008 by an increase in the balance of loans that were delinquent by more than 90 days. It is the Company’s policy to reverse interest accrued on loans when they become 90 days past due. As a result of the increase in these non-performing loans, interest income was reduced by $1.3 million in the first nine months of 2008 compared to $656,000 for the same period in 2007.

Interest expense decreased by $6.1 million to $31.3 million for the nine months ended September 30, 2008 compared to $37.4 million for the nine months ended September 30, 2007. While the average balance of interest-bearing liabilities increased by $209.8 million between the first nine

Index

months of 2007 and 2008, the expense associated with the higher balance was more than offset by a decline in the average cost of interest-bearing deposits for the nine months ending September 30, 2008, to 2.87%, a 114 basis point decrease from the 4.01% average cost in the first nine months of 2007.

Provision for Loan Losses.

The provision for loan losses was $8.8 million for the nine months ended September 30, 2008, compared to $1.7 million during the nine months ended September 30, 2007. The year over year increase was primarily the result of the deterioration of a number of large credits in the commercial loan portfolio along with a decline in the overall economy in the Company’s primary market area, and the resulting increase in loan delinquencies. Charge-offs for the first nine months of 2008 were $3.8 million and recoveries of previously charged off loans totaled $311,000 for net charge-offs of $3.5 million. By comparison, $2.2 million of charge-offs were recorded in the same period of 2007 and $298,000 of recoveries were realized for net charge-offs of $1.9 million.

Non-Interest Income.

Total non-interest income decreased to $16.3 million for the nine months ended September 30, 2008 from $16.9 million recognized in the same period of 2007.

Service Fees. Service fees and other charges increased by $1.8 million or 22.0% in the nine months ended September 30, 2008 compared to the same period in 2007. The increase is mostly due to a $700,000 increase in fees associated with the Company’s overdraft product.  The remaining increase was primarily related to an overall increase in the number of accounts serviced following the Pavilion acquisition.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 30.5% to $3.6 million for the nine months ended September 30, 2008 from $2.8 million for the same period of 2007. Gains realized from the sale of mortgage loans increased $816,000 to $2.8 million for the first nine months of 2008 from $2.0 million during the same period of 2007. Mortgage loan servicing revenue increased $573,000 in the first nine months of 2008 compared to the same period of 2007. These increases were offset by a $528,000 increase in the amortization of mortgage servicing rights in the first nine months of 2008 when compared to 2007.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $137,000, to $4.4 million for the nine months ended September 30, 2008, from $4.2 million during the same period of 2007. This is the result of the acquisition of the Huber, Harger, Welt and Smith Insurance Agency in late February 2007.

Loss on Securities. Non-interest income was reduced for the nine months ended September 30, 2008 by $2.6 million as First Defiance recognized other-than-temporary impairment charges in the third quarter of 2008 of $1.0 million relating to the perpetual preferred securities issued by Fannie Mae and Freddie Mac and $168,000 relating the equity notes of the two trust preferred CDOs discussed above. There was no such impairment expense during the same period in 2007.

Other Non-Interest Income. Other non-interest income declined by $715,000 in the first nine months of 2008 compared to 2007. The accounting for the Company’s deferred compensation plan

Index

assets had an impact on this fluctuation as the value of the life insurance assets used to fund the plan increased by $133,000 in the first nine months of 2007 and declined by $382,000 in the first nine months of 2008 resulting in a net decline in total income related to this item of $515,000. This was offset by a related change in the deferred compensation liability, which is included in other non-interest expense. Also, earnings from the Company’s BOLI declined in the first nine months of 2008 due to a lower crediting rate on the Company’s investment.

Non-Interest Expense.

Non-interest expense increased to $44.2 million for the first nine months of 2008 compared to $36.0 million for the same period in 2007. The year-to-date 2008 amount includes $1.0 million of non-recurring costs associated with the Pavilion acquisition. These costs included termination fees of certain contracts, costs to grant prior service credit to former Pavilion employees in the Company’s retiree medical plan and other non-recurring costs associated with the completion of the acquisition and the transition of operations. Also in the first nine months of 2008, $752,000 of loss was recognized related to a former investment advisor. This expense was recorded in June of 2008 second quarter after a claim under the Company’s fidelity bond policy was denied.

Compensation and Benefits. Compensation and benefits increased to $22.4 million for the nine month period ended September 30, 2008 from $19.6 million for the same period in 2007. In 2008, the Company incurred approximately $1.3 million of compensation expense related to the acquisition of Pavilion. Compensation also increased because of year-over-year annual pay increases.

Occupancy. Occupancy costs increased $1.2 million for the nine month period ended September 30, 2008. The Pavilion acquisition increased expense by $607,000. Also, the opening of First Federal’s new operations center in December of 2007 increased occupancy costs by $523,000 in the first nine months of 2008, compared to the same period in 2007.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $3.2 million to $15.2 million for the first nine months of 2008 from $12.0 million for the same period in 2007. Significant increases between the first nine months of 2008 and 2007 include an increase in expense for state franchise tax and data processing of $466,000 and $546,000, respectively, due mainly to the normal growth of the Company and the Pavilion acquisition. Amortization of intangibles increased $554,000 due to recording amortization of the core deposit and customer relationship intangibles in conjunction with the Pavilion acquisition. Other expense increased due to the $752,000 related to losses associated with the former investment advisor which were not covered by First Defiance’s fidelity bond. Also, FDIC deposit insurance expense increased $691,000 in the first nine months of  2008, compared to the same period in 2007, the result of changes in the assessments rates and utilization of the one-time credits issued by the FDIC early in the 2008 first quarter. There was no deposit insurance expense in the first nine months of 2007, as credits granted by the FDIC were used to offset quarterly assessments through the end of 2007.

The efficiency ratio for the first nine months of 2008 was 67.29% compared to 67.18% for the same period of 2007. Excluding the impact of the acquisition related costs, the efficiency ratio for the first nine months of 2008 was 65.72%.

Index

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance generated $13.2 million of cash from operating activities during the first nine months of 2008. The Company's cash from operating activities resulted from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization of mortgage servicing rights, gain on sales of securities, loans and property, plant and equipment, ESOP expense related to release of shares, changes in loans available for sale, interest receivable, other assets, and other liabilities. The primary investing activity of First Defiance is the origination of loans, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, the sale of loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At September 30, 2008, First Defiance had $107.4 million in outstanding loan commitments and loans in process to be funded generally within the next nine months and an additional $279.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $9.9 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by September 30, 2009 is $375.2 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2008.

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized

Regulatory capital	$185,346	$185,346	$201,706	$201,706
Minimum required regulatory capital	74,540	93,175	134,050	167,563
Excess regulatory capital	$110,806	$92,171	$67,656	$34,143

Regulatory capital as a percentage of assets (1)	9.95%	9.95%	12.04%	12.04%
Minimum capital required as a percentage of assets	4.00%	5.00%	8.00%	10.00%
Excess regulatory capital as a percentage of assets	5.95%	4.95%	4.04%	2.04%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.86 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.68 billion.

Index

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2008.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using September 30, 2008 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

Item 4. Controls and Procedures

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Index

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.
Item 1A.	Risk Factors
There were no material changes to the risk factors as presented in First Defiance Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)Stock Repurchases. The Company made the following repurchases in the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July1, 2008 – July 31, 2008	215	$15.34	215	93,579
August 1, 2008 – August 31, 2008	240	$14.86	240	93,339
September 1, 2008 – September 30, 2008	215	$16.10	215	93,124
Total for 2008 Third Quarter	670	$15.41	670	93,124

(1) On July 18, 2003, the registrant announced that its Board of Directors had authorized management to repurchase up to 10% of the Registrant’s common stock (639,828 shares) through the open market or in any private transaction. The authorization does not have an expiration date.

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

First Defiance Financial Corp.
(Registrant)

Date: November 10, 2008	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: November 10, 2008	By:	/s/ Donald P. Hileman
Donald P. Hileman
Interim Chief
Financial Officer