Form 10-Q/A
period 2008-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2008-12-12
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐            No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,117,120 shares outstanding at November 30, 2008.

EXPLANATORY NOTE

First Defiance Financial Corp. (the "Company") hereby amends Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as originally filed with the Securities and Exchange Commission on November 10, 2008 (the "Form 10-Q").  The Company is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to include as exhibits to the Form 10-Q the Company's 2008 Long Term Incentive Compensation Plan (the "LTIP") and Form of LTIP Contingent Award Agreement (“Form of Award”).  The LTIP and Form of Award were inadvertently omitted as exhibits to the Form 10-Q.

In accordance with the rules of the Securities and Exchange Commission, the Company has set forth the text of Part II, Item 6 and has included the LTIP as Exhibit 10.1 and the Form of Award as Exhibit 10.2.  In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2 and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 32.1 and 32.2 to this Amendment.  Other than the inclusion of the LTIP and Form of Award as exhibits, the Form 10-Q, including the Company's consolidated financial statements, is unchanged.  This Amendment is limited in scope to the portions of the Form 10-Q set forth above and does not amend, update, or change any other items or disclosures contained in the Form 10-Q.

This Amendment continues to speak as of the date of the original filing of the  Form 10-Q and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.  The filing of this Amendment shall not be deemed an admission that the Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

PART II-OTHER INFORMATION

Item 6.	Exhibits

	Exhibit 10.1	First Defiance Financial Corp. 2008 Long Term Incentive Compensation Plan*

	Exhibit 10.2	First Defiance Financial Corp. Long Term Incentive Compensation Plan Form of Contingent Award Agreement*

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act**

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act**

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act**

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**

________________________
*	Incorporated by reference to the Company's Current Report on Form 8-K for the event on July 21, 2008, filed with the Securities and Exchange Commission on December 12, 2008.
**	Filed herewith.

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: December 11, 2008	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: December 11, 2008	By:	/s/ Donald P. Hileman
Donald P. Hileman
Interim Chief
Financial Officer and
Treasurer

3