Form 10-K
period 2008-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2009-03-16
CIK 946647

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2008

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
(Do not check if smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 13, 2009, there were issued and outstanding 8,117,120 shares of the Registrant’s common stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2008 was approximately $131.0 million

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2009 Annual Shareholders’ Meeting

First Defiance Financial Corp.

Annual report on Form 10-k

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

The Company’s philosophy is to grow and prosper, building long-term relationships based on top quality service, high ethical standards, and safe and sound assets. The Company operates as a locally oriented, community-based financial services organization, augmented by experienced, centralized support in select critical areas. The Company’s local market orientation is reflected in its market area management and local advisory boards, which are comprised of local business persons, professionals and other community representatives, that assist area management in responding to local banking needs.

The Company’s operating objectives include expansion, diversification within its markets, growth of its fee based income, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Company seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market area presence or have the potential for improved profitability through financial management, economies of scale and expanded services. The Company regularly evaluates merger and acquisitions opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in any future transaction. During 2008, the Company acquired Pavilion Bancorp, Inc (“Pavilion”). The branches of Pavilion’s subsidiary, Bank of Lenawee, became branches of First Federal. During 2007, the Company acquired Huber, Harger, Welt and Smith (“HHWS”), an insurance agency headquartered in Bowling Green, Ohio. HHWS was merged into First Insurance. Details of these transactions are presented in Note 3 – Acquisitions in the Notes to the financial statements.

At December 31, 2008, the Company had consolidated assets of $1.96 billion, consolidated deposits of $1.47 billion, and consolidated stockholder’s equity of $229.2 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

First Defiance’s Internet site, www.fdef.com contains a hyperlink under the Investor Relations section to EDGAR where the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after First Defiance has filed the report with the SEC.

The Subsidiaries

The Company’s core business operations are conducted through the Subsidiaries:

First Federal Bank of the Midwest: First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. As of December 31, 2008, it conducts operations through 27 full service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Putnam, Seneca, Williams and Wood Counties in northwest Ohio, 1 full service banking center office in Allen county in northeast Indiana, and 8 full service banking center offices in Hillsdale and Lenawee counties in southeast Michigan.

On January 21, 2005, First Defiance completed the acquisition of ComBanc, Inc. (“ComBanc”) and its subsidiary, the Commercial Bank, Delphos, Ohio. That acquisition added four branch offices located in Allen County, Ohio which is adjacent to First Defiance’s existing footprint. On April 8, 2005, First Defiance completed the acquisition of the Genoa Savings and Loan Company, (“Genoa”) which added three offices in the metropolitan Toledo, Ohio area.

First Federal is primarily engaged in community banking. It attracts deposits from the general public through its offices and uses those and other available sources of funds to originate residential real estate loans, non-residential real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, including REMICs and CMOs and corporate bonds. First Federal’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). First Federal is a member of the Federal Home Loan Bank (“FHLB”) System.

First Insurance & Investments: First Insurance & Investments (“First Insurance”) is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business in the Defiance and Bowling Green, Ohio area. First Insurance offers property and casualty insurance, life insurance, group health insurance, and investment products.

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

First Defiance’s investment portfolio includes 28 CMO and REMIC issues totaling $26.6 million, all of which are fully amortizing securities. Management does not believe the risks associated with any of its CMO or REMIC investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance does not invest in off-balance sheet derivative securities.

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

The carrying value of securities at December 31, 2008 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
	Under 1 Year	Weighted Average Rate	1 - 5 Years	Weighted Average Rate	6-10 Years	Weighted Average Rate	Over 10 Years	Weighted Average Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$8,672	5.10%	$18,085	5.03%	$7,084	5.04%	$1,172	5.17%	$35,013	5.06%
REMICs and CMOs	8,146	4.92	17,804	5.03	608	4.79	33	5.00	26,591	4.99
U.S. government and federal agency obligations	1,000	6.50	9,000	5.44	4,000	5.27	—	—	14,000	5.47
Obligations of states and political subdivisions (1)	955	4.39	6,605	4.17	4,340	4.34	24,476	4.58	36,376	4.24
Trust preferred stock	—		—		—		8,241	4.20	8,241	4.20

Total	$18,773		$51,494		$16,032		$33,922		$120,221

Unamortized premiums/ (discounts)									(100)
Unrealized loss on securities available for sale									(1,660)

Total									$118,461

(1)	Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

	December 31
	2008	2007	2006
	(In Thousands)
Available-for-sale securities:
U. S. treasury and federal agency obligations	14,685	24,918	36,043
Obligations of state and political subdivisions	37,013	28,819	25,254
CMOs, REMICS and mortgage-backed securities	61,955	49,991	41,207
Trust preferred stock	3,922	8,642	8,178

Total	$117,575	$112,370	$110,682

Held-to-maturity securities:
Mortgage-backed securities	$646	$817	$1,081
Obligations of state and political subdivisions	240	300	360

Total	$886	$1,117	$1,441

For additional information regarding First Defiance’s investment portfolio refer to Note 5 – Investment Securities to the consolidated financial statements.

Interest-Bearing Deposits

First Defiance had interest-earning deposits in the FHLB of Cincinnati and other financial institutions amounting to $5.2 million and $1.4 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the Company had $0 and $10.0 million, respectively in federal funds sold held at other financial institutions.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2008, First Federal serviced 12,337 loans totaling $1.10 billion. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31,
Rate	2008			2007			2006
	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance
	(Dollars in Thousands)
Less than 5.00%	1,089	$88,681	8.05%	759	$57,448	8.03%	810	$65,938	9.91%
5.00% - 5.99%	5,111	453,548	41.18	3,222	249,600	34.89	3,473	280,779	42.20
6.00% - 6.99%	5,302	502,811	45.66	3,897	363,018	50.74	3,129	278,651	41.87
7.00% - 7.99%	749	52,884	4.80	620	41,918	5.86	582	36,158	5.43
8.00% - 8.99%	70	2,931	0.27	70	3,164	0.44	86	3,476	0.52
9.00% and over	16	465	0.04	12	339	0.04	17	437	0.07

Total	12,337	$1,101,320	100.00%	8,580	$715,487	100.00%	8,097	$665,439	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	2008				2007				2006
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)
1–5 years	941	7.63%	$65,351	5.93%	546	6.36%	$35,049	4.90%	559	6.90%	$40,545	6.09%
6–10 years	2,312	18.74	126,206	11.46	1,041	12.13	48,412	6.77	659	8.14	26,342	3.96
11–15 years	1,795	14.55	141,168	12.82	1,991	23.21	134,243	18.76	2,408	29.74	163,796	24.61
16–20 years	634	5.14	54,303	4.93	830	9.67	68,412	9.56	992	12.25	81,262	12.21
21–25 years	2,097	17.00	203,117	18.44	590	6.88	49,132	6.87	338	4.17	28,604	4.30
More than 25 years	4,558	36.94	511,175	46.42	3,582	41.75	380,239	53.14	3,141	38.80	324,890	48.83

Total	$12,337	100.00%	$1,101,320	100.00%	8,580	100.00%	$715,487	100.00%	8,097	100.00%	$665,439	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose”. At December 31, 2008, First Federal’s limit on loans-to-one borrower was $32.9 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $19.1 million, $16.0 million, $15.7 million, $15.1 million and $13.5 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2008.

Loan Portfolio Composition – The net increase in net loans receivable over the prior year was $316.8 million, $49.5 million, and $61.8 million in 2008, 2007, and 2006, respectively. First Defiance acquired net loans of $232.5 million in the Pavilion acquisition in 2008. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating property totaled $442.0 million at December 31, 2008, which represents 27% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Single family residential	$251,807	15.4%	$231,921	17.9%	$250,808	20.1%	$275,497	23.2%	$187,775	20.9%
Five or more family residential	78,427	4.8	56,774	4.4	57,263	4.6	50,040	4.2	39,049	4.4
Nonresidential real estate	677,313	41.3	545,077	42.1	522,597	41.9	501,943	42.2	376,115	42.0
Construction	72,938	4.4	13,146	1.0	17,339	1.4	21,173	1.8	15,507	1.7

Total real estate loans	1,080,485	65.9	846,918	65.4	848,007	68.0	848,653	71.4	618,446	69.0
Other:
Consumer finance	40,567	2.5	37,401	2.9	43,320	3.5	54,657	4.6	45,213	5.1
Commercial	356,574	21.8	283,072	21.8	232,914	18.7	171,289	14.4	141,644	15.8
Home equity and improvement	161,106	9.8	128,080	9.9	122,789	9.8	113,000	9.5	90,839	10.1
Mobile home	445	—	342	—	450	—	640.1		299	—

Total non-real estate loans	558,692	34.1	448,895	34.6	399,473	32.0	339,586	28.6	277,995	31.0

Total loans	1,639,177	100.0%	1,295,813	100.0%	1,247,480	100.0%	1,188,239	100.0%	896,441	100.0%

Less:
Loans in process	20,892		5,085		6,409		8,782		6,341
Deferred loan origination fees	1,050		1,032		1,182		1,303		1,232
Allowance for loan losses	24,592		13,890		13,579		13,673		9,956

Net loans	$1,592,643		$1,275,806		$1,226,310		$1,164,481		$878,912

In addition to the loans reported above, First Defiance had $11.0 million, $5.8 million, $3.4 million, $5.3 million and $2.3 million in loans classified as held for sale at December 31, 2008, 2007, 2006, 2005 and 2004, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2008 regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	Years After December 31, 2008
	Due Less than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+	Total
	(In Thousands)
Real estate	$188,555	$68,009	$267,895	$423,939	$59,302	$72,785	$1,080,485
Non-real estate:
Commercial	188,078	53,483	80,450	33,416	856	291	356,574
Home equity and improvement	16,572	14,400	60,568	8,357	4,273	56,936	161,106
Mobile home	97	115	150	83	—	—	445
Consumer finance	15,630	10,586	13,420	755	144	32	40,567

Total	$408,932	$146,593	$422,483	$466,550	$64,575	$130,044	$1,639,177

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

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2008 which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate	$131,667	$760,263	$891,930
Commercial	9,028	159,470	168,498
Other	96,678	73,139	169,817

	$237,373	$992,872	$1,230,245

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

Adjustable-rate loans represented 7.0% of First Defiance’s total originations of one-to-four family residential mortgage loans in 2008 compared to 4.0% and 6.0% during 2007 and 2006, respectively.

Adjustable-rate loans decrease the risks associated with changes in interest rates, but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The following table shows total loans originated, loan reductions, and the net increase in First Defiance’s total loans during the periods indicated:

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Loan originations:
Single family residential	$262,338	$216,203	$162,499
Multi-family residential	44,853	22,119	71,671
Non-residential real estate	225,520	145,675	168,909
Construction	20,167	18,633	24,026
Commercial	341,657	243,229	174,081
Home equity and improvement	40,786	29,934	40,498
Consumer finance	24,751	23,931	42,162

Total loans originated	960,072	699,724	683,846
Loans acquired in acquisitions	236,759	—	—
Loan reductions:
Loan pay-offs	387,475	265,367	242,137
Mortgage loans sold	181,459	136,413	134,000
Periodic principal repayments	284,324	247,296	250,324

	853,258	649,076	626,461

Net increase in total loans	$343,573	$50,648	$57,385

The gross loans acquired in the Pavilion acquisition in 2008 by category were as follows: Single family residential – $50.0 million, multi-family residential – $6.0, non-residential real estate – $100.9 million, commercial – $49.2 million, home equity and improvement – $25.7 million and consumer finance – $5.0 million.

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

Delinquent Loans – The following table sets forth information concerning delinquent loans at December 31, 2008, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Single – family residential	$2,818	0.17%	$1,911	0.12%	$4,656	0.28%	$9,384	0.57%
Nonresidential and Multi-family residential	3,340	0.20	2,064	0.13	19,980	1.22	25,384	1.55
Home equity and improvement	3,559	0.22	465	0.03	424	0.03	4,449	0.27
Consumer finance	484	0.03	76	0.00	76	0.00	635	0.04
Commercial	1,283	0.08	388	0.02	2,881	0.18	4,552	0.28

Total	$11,484	0.70%	$4,904	0.30%	$28,017	1.71%	$44,404	2.71%

Overall, the level of delinquencies at December 31, 2008 has increased from the levels at December 31, 2007, when First Defiance reported that 1.39% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has increased to 1.71% at December 31, 2008 from 0.71% at December 31, 2007. Overall, the level of loans that were 30 to 59 days past due and 60 to 89 days past due increased from $5.5 million (0.43%) and $3.3 million (0.25%), respectively, at December 31, 2007 to $11.5 million (0.70%) and $4.9 million (0.30%), respectively, at December 31, 2008. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

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

Impaired loans acquired in the ComBanc, Genoa and Pavilion acquisitions have been accounted for under the provisions of AICPA Statement of Position (“SOP”) 03-3 – Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Such loans were recorded at their fair value, which was estimated based on the expected cash flow of the acquired loan. In the Genoa acquisition, 10 loan relationships with a stated value of $1.5 million were recorded at $721,000. In the ComBanc acquisition, 12 loan relationships with a stated value of $3.4 million were recorded at $2.0 million. In the Pavilion acquisition, 12 loan relationships with a stated value of $6.4 million were recorded at $4.4 million. At December 31, 2008, 22 loan relationships remained with a contractual balance of

$8.9 million and were recorded at $5.8 million. If management expectations about the cash flow of those loans changes over time, the difference will be recognized as a yield adjustment over the remaining life of the respective loan. In 2008, $53,000 of impairment was recognized as a yield adjustment. There were no significant changes in the expected cash flows of the remaining loan relationships in 2008.

Loans originated by First Federal having recorded investments of $13.4 million, $8.6 million, and $4.2 million were considered impaired as of December 31, 2008, 2007 and 2006, respectively. These amounts exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment, and credit card loans. There was $507,000 of interest received and recorded in income during 2008 related to impaired loans. There was $338,000 and $111,000 recorded in 2007 and 2006 respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2008, 2007 and 2006 was $2.9 million, $1.3 million, and $625,000, respectively. The average recorded investment in impaired loans during 2008, 2007 and 2006 (excluding loans accounted for under SOP) was $15.1 million, $9.6 million and $4.4 million, respectively. The total allowance for loan losses related to these loans was $4.1 million, $1.4 million, and $969,000 at December 31, 2008, 2007 and 2006, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2008, First Defiance recognized $144,000 of expense related to write-downs in value of real estate acquired by foreclosure. The balance of real estate owned at December 31, 2008 was $7.0 million and other repossessed assets totaled $27,000.

As of December 31, 2008, First Defiance’s total non-performing loans amounted to $34.3 million or 2.09% of total loans, compared to $9.2 million or 0.71% of total loans, at December 31, 2007. Non-performing loans are loans which are more than 90 days past due or loans which have been restructured and identified as troubled debt. The nonperforming loan balance includes $9.8 million of loans originated by First Federal also considered impaired and $1.5 million of acquired loans accounted for under SOP.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Nonperforming loans:
Single-family residential	$5,080	$2,608	$1,980	$2,648	$419
Nonresidential and multi-family residential real estate	19,980	5,917	4,977	1,917	1,014
Commercial	2,881	675	272	287	450
Mobile home	—	—	—	—	—
Consumer finance	76	17	54	100	10

Troubled debt restructurings	6,250	—	—	—	—

Total nonperforming loans	34,267	9,217	7,283	4,952	1,893
Real estate owned	6,973	2,410	2,321	315	49
Other repossessed assets	27	50	71	89	49

Total repossessed assets	7,000	2,460	2,392	404	98

Total nonperforming assets	$41,267	$11,677	$9,675	$5,356	$1,991

Total nonperforming assets as a percentage of total assets of continuing operations	2.11%	0.73%	0.63%	0.37%	0.18%

Total nonperforming loans as a percentage of total loans	2.09%	0.71%	0.59%	0.42%	0.21%

Allowance for loan losses as a percent of total nonperforming assets	59.59%	118.95%	140.35%	255.28%	500.05%

In addition to the $34.3 million of loans reported above and $11.3 million of loans considered impaired (including loans accounted for under SOP 03-3), which are not included in the loans reported above, there are approximately $55.6 million of performing loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the inclusion of such loans in non-performing loans at some future date. In analyzing these loans for the purpose of determining the adequacy of the allowance for loan losses, management has determined that these loans generally have significant collateral, strong guarantors, or both.

Allowance for Loan Losses – First Defiance maintains an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The balance of the allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by First Defiance, industry standards, past due loan amounts and trends, general economic conditions and other factors related to the collectability of the loan portfolio. The Company principally uses its own loss experience in calculating its loan loss provision. However, in those instances where the Company’s experience with certain types of lending is new or recent and therefore historical losses are less meaningful, management will consider such other factors as industry loss statistics, experience of other financial institutions operating in the same geographic area, and inherent risks associated with the borrower in determining the required allowance. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio using a scale of one to ten. Loans graded in the three worst categories (substandard, doubtful and loss) generally have specific allowances. Loans graded as substandard would generally have allowances that range between zero and 20% based on management’s knowledge of the credit and other local factors. Substandard loans that have no allowances generally exhibit negative financial characteristics, such as poor cash flow or declining sales, but have offsetting credit strengths, such as an abundance of collateral or the existence of a strong guarantor. Loans classified as doubtful generally have an allowance of 50% and loans classified as loss have a 100% loan loss provision, unless other facts and circumstances, such as strength of collateral or strength of guarantors warrant a different percentage. Management also engages a third-party to review all loan relationships in excess of $250,000 and, among other things, to independently assess management’s loan grades.

Loans charged-off are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remained static. To the extent that the portfolio grows at a rapid rate or overall quality deteriorates, the provision generally will exceed charge-offs. However, in certain circumstances, including in 2006, net charge-offs may exceed the provision for loan losses when management determines that loans previously provided for in the allowance for loan losses are uncollectible and should be charged off. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2008, First Defiance’s allowance for loan losses amounted to $24.6 million compared to $13.9 million at December 31, 2007. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Allowance at beginning of year	$13,890	$13,579	$13,673	$9,956	$8,844
Provision for credit losses	12,585	2,306	1,756	1,442	1,549
Allowance acquired in acquisitions	4,258	—	—	3,027	—
Charge-offs:
Single family residential real estate	1,185	256	513	182	52
Commercial real estate	3,758	1,803	1,028	226	58
Commercial	813	99	177	267	390
Consumer finance	380	161	392	354	186
Home equity and improvement	363	81	166	25	—

Total charge-offs	6,499	2,400	2,276	1,054	686
Recoveries	358	405	426	302	249

Net charge-offs	6,141	1,995	1,850	752	437

Ending allowance	$24,592	$13,890	$13,579	$13,673	$9,956

Allowance for loan losses to total non-performing loans at end of year	71.77%	150.70%	186.45%	276.11%	525.94%
Allowance for loan losses to total loans at end of year	1.52%	1.08%	1.10%	1.16%	1.13%
Allowance for loan losses to net charge-offs for the year	400.39%	696.24%	734.00%	1,818.22%	2,278.26%
Net charge-offs for the year to average loans	0.38%	0.16%	0.15%	0.07%	0.05%

The provision for credit losses, as well as charge-offs, has increased significantly from 2007 to 2008. Of the increase in credit losses during 2008, 25.28% of this can be attributed to the acquisition of Pavilion. The level of charge-offs increased in 2007, 2006 and 2005 because of general growth in the overall portfolio and deteriorating economic conditions, while in 2008 there were some large relationships in the commercial real estate portfolio that were charged off due to the effect of the slowing economy. Management is prepared for similar charge-off activity in 2009, and believes the level of allowance for loan losses is sufficient to cover a higher level of charge-offs.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition.”

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars in Thousands)
Single family residential	$3,678	19.8%	$2,112	17.9%	$2,077	20.1%	$1,484	23.2%	$239	22.8%
Nonresidential and Multi-family residential real estate	13,436	46.1	7,750	47.5	8,551	46.5	8,965	46.4	6,538	46.3
Other:
Commercial loans	6,351	21.8	3,420	21.8	2,244	18.7	2,287	14.4	2,454	15.8
Consumer and home equity and improvement loans	1,127	12.3	608	12.8	707	14.7	937	16.0	725	15.1

	$24,592	100.0%	$13,890	100.0%	$13,579	100.0%	$13,673	100.0%	$9,956	100.0%

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

To supplement its funding needs, First Defiance also utilizes the national market for Certificates of Deposit. Such deposits have maturities ranging from three months to one year. The total balance of national certificates of deposit was $38.5 million at December 31, 2008. National CDs at December 31, 2007 totaled $408,000.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$159,452	—	$104,200	—	$95,044	—
Interest bearing demand deposits	381,627	1.28%	310,230	2.67%	289,214	2.44%
Savings deposits	135,374	1.02	92,756	1.51	76,775	0.36
Time deposits	714,362	3.51	661,974	4.65	640,479	4.05

Totals	$1,390,815	2.25%	$1,169,160	3.46%	$1,101,512	3.02%

The following table sets forth the maturities of First Defiance’s certificates of deposit having principal amounts of $100,000 or more at December 31, 2008 (in thousands):

Certificates of deposit maturing in quarter ending:
March 31, 2009	$48,029
June 30, 2009	48,380
September 30, 2009	27,881
December 31, 2009	12,611
After December 31, 2009	88,365

Total certificates of deposit with balances of $100,000 or more	$225,266

The following table details the deposit accrued interest payable as of December 31:

	2008	2007
	(In Thousands)
Interest bearing demand deposits and money market accounts	$60	$220
Savings Accounts	—	—
Certificates of deposit	1,327	2,317

	$1,387	$2,537

For additional information regarding First Defiance’s deposits see Note 11 to the financial statements.

Borrowings – First Defiance may obtain advances from the FHLB of Cincinnati by pledging certain of its residential mortgage loans, non-residential loans and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	December 31
	2008	2007	2006
	(Dollars in Thousands)
Long-term:
FHLB advances	$146,967	$128,236	$129,128
Weighted average interest rate	3.65%	4.97%	5.01%
Short-term:
FHLB advances	$9,100	$11,300	$33,100
Weighted average interest rate	0.54%	4.28%	5.18%
Securities sold under agreement to repurchase	$49,454	$30,055	$30,424
Weighted average interest rate	1.79%	3.14%	2.98%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s Long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2008	2007	2006
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$153,153	$129,022	$152,164
Average balance	146,054	128,622	141,836
Weighted average interest rate	4.17%	5.05%	4.89%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2008	2007	2006
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$44,900	$45,800	$57,500
Average balance	14,004	7,772	40,104
Weighted average interest rate	2.17%	5.23%	5.10%
Revolving credit agreements:
Maximum balance	$23,200	$500	$—
Average balance	14,416	171	80
Weighted average interest rate	4.45%	6.20%	5.13%
Securities sold under agreement to repurchase:
Maximum balance	$50,679	$30,055	$30,424
Average balance	36,926	23,739	20,318
Weighted average interest rate	2.69%	3.04%	2.84%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2008, there were $147.0 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. There were $9.1 million and $11.3 million in short-term advances outstanding at December 31, 2008 and 2007, respectively. At December 31, 2008, $9.1 million was outstanding under First Defiance’s cash management advance line of credit. The total available under the line is $15.0 million. Additionally, First Defiance has $100.0 million available under a REPO line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash, and investment securities. At December 31, 2008, regardless of amounts available on the REPO and Cash Management line, First Federal’s additional borrowing capacity with the FHLB was $57.9 million due to these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $19.4 million at December 31, 2008. First Federal also acquired $2.0 million in stock of the FHLB of Indianapolis from the Pavilion acquisition. This stock is required to be held for a minimum of five years from the date of acquisition at the FHLB of Indianapolis.

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

Subordinated Debentures – In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. Trust Affiliate II was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating rate of three-month LIBOR plus 1.50%, repricing quarterly, thereafter.

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

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 3.38% as of December 31, 2008. The rate was 6.37% at December 31, 2007.

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

Due to the Company’s participation in the U.S. Treasury’s Capital Purchase Program, permission must be obtained from the U.S. Treasury in order to call these securities.

Participation in the Capital Purchase Program

In December 2008, First Defiance participated in the U.S. Treasury’s Capital Purchase Program (“CPP”). Under the CPP, First Defiance issued $37.0 million of First Defiance non-voting preferred stock and a warrant to purchase 550,595 shares of Common Stock at an exercise price of $10.08 per share, subject to certain anti-dilution and other adjustments. The $37.0 million of Preferred Stock issued by First Defiance under the CPP will qualify as Tier 1 capital. The cash received from the preferred stock issuance is reflected in the financing activities section in Item 8 of this Form 10-K of the Consolidated Statements of Cash Flows. The general purpose of the funds were to maintain and create lending opportunities in our market area.

Employees

First Defiance had 556 employees at December 31, 2008. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

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

The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2008, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	December 31, 2008
	Amount	Percent
	(In Thousands)
Tangible Capital	$202,616	10.70%
Requirement	28,416	1.50

Excess	$174,200	9.20%

Core Capital	$202,616	10.70%
Requirement	75,777	4.00

Excess	$126,839	6.70%

Total risked-based capital	$219,290	13.02%
Risk-based requirement	134,712	8.00

Excess	$84,578	5.02%

First Federal’s capital at December 31, 2008, meets the standards for a well-capitalized institution. There are no conditions or events since the most recent notification from the OTS regarding those capital standards that management believes have changed any of the well-capitalized categorizations of First Federal.

Dividends. First Defiance’s payment of dividends to its shareholder’s is generally funded by the payment of dividends by the Subsidiaries. Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for the current year plus the preceding two calendar years without prior regulatory approval. First Federal paid $10.0 million in dividends in 2008 and no dividends were paid by First Federal in 2007. As a result of its participation in the CPP, First Defiance is prohibited, without prior approval from the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

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

Deposit Insurance. First Federal is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. Deposit accounts at First Federal are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. The Bank has opted to participate in the FDIC’s Transaction Account Guarantee Program. See “Temporary Liquidity Guarantee Program” below.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution. On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. The rulemaking proposed that, effectively January 1, 2009, assessment rates would increase uniformly by seven basis points for the first quarter of 2009 assessment period. The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009. Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from ten to forty-five basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from twelve to fifty basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

Insurance of deposits may be terminated by the FDIC upon finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management does not currently know of any practice, condition or violation that might lead to termination of the deposit insurance.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program- the Temporary Liquidity Guarantee Program. This program has two components – The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company has opted to participate in the Debt Guarantee Program.

The Transaction Account Guarantee Program provides full deposits insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized ten basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Company has opted to participate in the Transaction Account Guarantee Program.

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

Economy

The Company operates its banking and insurance business units within the geographic area comprised of the northwest corner of Ohio, northeast Indiana and southeast Michigan. Weaknesses in this geographic market area could be caused by such factors as an increase in the unemployment rate, a decrease in real estate values, or significant increases in interest rates. Any such weakness could have a negative impact on First Defiance’s earnings and financial condition because:

•	Demand for financial products and services may go down;

•	Borrowers may be unable to make payments on their loans;

•	The value of collateral securing loans may decline;

•	The overall quality of the loan portfolio may decline; and

•	Local market-area deposits may decline, impacting the Company’s cost of funding and its liquidity.

Dramatic declines in the housing market beginning in the latter half of 2007, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection.

Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. Accordingly, the resulting lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, the Company may face the following risks in connection with these events:

•

Inability of borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•

Increased regulation of the financial services industry, including heightened legal standards and regulatory requirements or expectations. Compliance with such regulation will likely increase costs and may limit the Company’s ability to pursue business opportunities.

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•

Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect the Company’s ability to market our products and services.

•	Further increases in FDIC insurance premiums due to the market developments which have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that First Defiance will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on our business, financial condition and results of operations.

The market price for First Defiance’s common shares has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future, including:

•	announcements of developments related to our business;

•	fluctuations in our results of operations;

•	sales of substantial amounts of our securities into the marketplace;

•	general conditions in our markets or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections; and

•	our announcement of new acquisitions or other projects.

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

Interest rates are highly sensitive to many factors including:

•	The rate of inflation;

•	Economic conditions;

•	Federal monetary policies; and

•	Stability of domestic and foreign markets.

Changes in market interest rates will also affect the level of prepayments on loans as well as the payments received on mortgage backed securities, requiring the reinvestment at lower rates than the loans or securities were paying.

First Federal originates a significant amount of residential mortgage loans for sale and for our portfolio. The origination of residential mortgage loans is highly dependent on the local real estate market and the level of interest rates. Increasing interest rates tend to reduce the origination of loans for sale and consequently fee income, which we report as mortgage banking income. Conversely, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of mortgage servicing rights on the loans sold to be lower than originally anticipated. If this happens, the Company may be required to write down the value of our mortgage servicing rights faster than anticipated, which will increase expense and lower earnings.

Credit Risk

First Defiance’s earnings and financial condition may be adversely affected if the Company fails to adequately manage credit risk. The Company’s primary business is the origination and underwriting of loans. This business requires the Company to take “credit risk” which is the risk of losing principal and interest income because borrowers fail to repay their loans. The ability of borrowers to repay their loans and the value of collateral securing such loans may be affected by a number of factors including:

•	A slowdown in the local economy where the Company’s markets are located or the national economy;

•	A downturn in the business sectors in which the Company’s loan customers operate; and

•	A rapid increase in interest rates.

Liquidity Risk

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Company is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors, with limits monitored by the Asset/Liability committee.

First Defiance’s sources of liquidity include both local deposits and wholesale funding sources. Wholesale funding sources include FHLB advances, Federal Funds purchased, securities sold under repurchase agreements, brokered or other out-of-market certificate of deposit purchases, and a line of credit with a commercial bank. Also, the Company maintains a portfolio of securities that can be used as a secondary source of liquidity. Other sources of liquidity that may be available if necessary include the sale or securitization of loans, the issuance of additional collateralized borrowings beyond those currently utilized with the FHLB, the issuance of debt securities and the issuance of preferred or common securities in public or private transactions.

The inability of the Company to access the above listed sources of liquidity when needed could cause First Federal to be unable to meet customer needs, which could adversely impact its financial condition, results of operations, cash flow, or regulatory capital levels. For further discussion, see the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.

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

Government Regulation

First Defiance’s business may be adversely affected by changes in the regulatory environment or by changes in government policies as a whole. The earnings of financial institutions such as First Defiance and First Federal are affected by the policies of the regulatory authorities, including the Federal Reserve Board, which regulates the money supply, and the OTS, which regulates unitary thrift holding companies such as First Defiance and savings banks such as First Federal.

Among the methods employed by the Federal Reserve Board to regulate the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in the reserve requirement against member bank deposits. These tools are utilized by the Federal Reserve in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and they have a significant impact on interest rates charged on loans and paid on deposits. The influence of the monetary policies of the Federal Reserve Board is expected to have a continuing and profound effect on the operating results of commercial and savings banks.

Policies, administration guidelines, and regulatory practices of the OTS and other banking regulators have a significant impact on the operations of First Federal and First Defiance. It is possible that certain of those regulations will negatively impact the Company’s operating results or financial condition.

The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. As part of EESA, the U.S. Treasury established the Troubled Assets Relief Program, including the CPP, to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed the American Recovery and Reinvestment Act (“ARRA”), as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common shares.

There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2008, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and thirty-five other full service banking centers in northwestern Ohio, northeastern Indiana, and southeastern Michigan. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio and 209 West Poe Road, Bowling Green, Ohio.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Road, Defiance, Ohio.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2008. See Note 9 to the Consolidated Financial Statements.

Description/address	Leased/Owned	Net Book Value of Property	Deposits
	(In Thousands)
Main Office, First Federal
601 Clinton St., Defiance, OH	Owned	$4,976	$258,681
Operations Center
25600 Elliott Rd., Defiance, OH	Owned	6,150	N/A
Mobile Banking
1011 W. Beecher St., Adrian, MI	Owned	224	N/A
Branch Offices, First Federal
204 E. High St., Bryan, OH	Owned	838	110,825
211 S. Fulton St., Wauseon, OH	Owned	577	56,858
625 Scott St., Napoleon, OH	Owned	1,241	65,134
1050 East Main St., Montpelier, OH	Owned	425	34,282
926 East High St., Bryan, OH	Owned	90	6,623
1800 Scott St., Napoleon, OH	Owned	1,507	24,904
1177 N. Clinton St., Defiance, OH	Owned, Land Lease Leased	1,116	34,566
905 N. Williams St., Paulding, OH	Owned	895	37,052
201 E. High St., Hicksville, OH	Owned	442	21,406
3900 N. Main St., Findlay, OH	Owned	1,144	44,622
11694 N. Countyline St., Fostoria, OH	Owned	738	25,057
1226 W. Wooster, Bowling Green, OH	Owned	1,149	70,803
301 S. Main St., Findlay, OH	Owned	1,251	36,544
405 E. Main St., Ottawa, OH	Owned	398	72,652
124 E. Main St., McComb, OH	Owned	230	21,701
7591 Patriot Dr., Findlay, OH	Owned	1,259	27,531
417 W Dussell Dr., Maumee, OH	Owned, Land Lease	1,036	37,964
230 E. Second St., Delphos, OH	Owned	1,203	90,160
105 S. Greenlawn Ave., Elida, OH	Owned	376	33,176
2600 Allentown Rd., Lima, OH	Owned	899	33,439
2285 N. Cole St., Lima, OH	Owned	455	8,996
22020 W. State Rt. 51, Genoa, OH	Owned	994	39,852
2760 Navarre Ave., Oregon, OH	Owned, Land Lease	252	22,075
3426 Navarre Ave., Oregon, OH	Owned	752	0
1077 Louisiana Ave., Perrysburg, OH	Owned	1,204	21,750
2565 Shawnee Rd., Lima, OH	Owned	1,662	14,802
7437 Coldwater Rd., Fort Wayne, IN	Leased	147	15,595
135 South Main St., Glandorf, OH	Leased	0	4,737
300 N. Main St., Adrian, MI	Owned	857	58,147
1701 W. Maumee St., Adrian, MI	Owned	172	43,145
211 W. Main St., Morenci, MI	Owned	190	24,836
539 S. Meridian, Hudson, MI	Owned	658	29,953
8 W. Carleton Rd., Hillsdale, MI	Leased	161	12,307
1449 W. Chicago Blvd., Tecumseh, MI	Owned	1,618	9,523
501 E. Chicago Blvd., Tecumseh, MI	Leased	16	20,214
First Insurance & Investments
419 5th Street, Suite 1200, Defiance, OH	Leased	166	N/A
209 West Poe Road, Bowling Green, OH	Leased	21	N/A

		$37,489	$1,469,912

Item 3.	Legal Proceedings

First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The Nasdaq Global Select Market under the symbol “FDEF.” As of March 6, 2009, the Company had 2,615 shareholders of record.

The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2007 and 2008.

	Years Ending
	December 31, 2008			December 31, 2007
	High	Low	Dividend	High	Low	Dividend
Quarter ended:
March 31	$22.51	$17.30	$.26	$30.25	$27.25	$.25
June 30	20.00	15.90	.26	30.00	26.71	.25
September 30	17.66	10.00	.26	29.64	23.99	.25
December 31	14.50	6.00	.17	26.93	20.58	.26

As a result of participating in the CPP, First Defiance is prohibited, without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

First Defiance’s ability to pay dividends to its shareholders is primarily dependent on the ability of the Subsidiaries to pay dividends to First Defiance. The OTS imposes various restrictions or requirements on the ability of a subsidiary of a savings and loan holding company to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association’s retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. First Federal paid $10.0 million in dividends to First Defiance during 2008 and $0 in 2007.

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common stock and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2003, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First Defiance Financial Corp.	100.00	114.89	111.38	128.94	97.33	36.59
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank NASDAQ Index	100.00	114.61	111.12	124.75	97.94	71.13
SNL Midwest Thrift Index	100.00	110.43	107.91	122.48	103.45	91.93

First Defiance did not have any common stock repurchases during the 2008 fourth quarter, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the CPP prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

Item 6.	Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2008. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except Per Share Data)
Financial Condition:
Total assets	$1,957,400	$1,609,404	$1,527,879	$1,461,082	$1,126,667
Investment securities	118,461	113,487	112,123	114,854	139,258
Loans held-to maturity, net	1,592,643	1,275,806	1,226,310	1,164,481	878,912
Allowance for loan losses	24,592	13,890	13,579	13,673	9,956
Nonperforming assets (1)	41,267	11,677	9,675	5,356	1,991
Deposits and borrowers’ escrow balances	1,470,564	1,218,620	1,139,112	1,070,106	797,979
FHLB advances	156,067	139,536	162,228	180,960	178,213
Stockholders’ equity	229,159	165,954	159,825	151,216	126,874
Share Information:
Basic earnings per share	0.91	1.96	2.22	1.75	1.77
Diluted earnings per share	0.91	1.94	2.18	1.69	1.69
Book value per common share	23.67	23.51	22.38	21.34	20.20
Tangible book value per common share	15.67	17.79	16.99	15.81	17.19
Cash dividends per common share	0.95	1.01	0.97	0.90	0.82
Weighted average diluted shares outstanding	7,911	7,178	7,163	7,096	6,371
Shares outstanding end of period	8,117	7,059	7,142	7,085	6,280
Operations:
Interest income	$103,463	$98,751	$93,065	$76,174	$54,731
Interest expense	41,268	50,089	44,043	28,892	20,381
Net interest income	62,195	48,662	49,022	47,282	34,350
Provision for loan losses	12,585	2,306	1,756	1,442	1,548
Non-interest income	19,069	22,130	19,624	15,925	13,996
Non-interest expense	57,794	48,113	43,839	43,942	31,200
Income before tax	10,885	20,373	23,051	17,823	15,598
Federal income tax	3,528	6,469	7,451	5,853	4,802
Net Income	7,357	13,904	15,600	11,970	10,796
Performance Ratios:
Return on average assets	0.40%	0.90%	1.04%	0.88%	1.01%
Return on average equity	3.85%	8.48%	10.03%	8.26%	8.57%
Interest rate spread (2)	3.51%	3.17%	3.36%	3.63%	3.37%
Net interest margin (2)	3.80%	3.55%	3.68%	3.87%	3.60%
Ratio of operating expense to average total assets	3.12%	3.11%	2.93%	3.22%	2.98%
Efficiency ratio	67.74%	67.96%	63.31%	70.18%	65.91%
Capital Ratios:
Equity to total assets at end of period	11.71%	10.31%	10.46%	10.35%	11.26%
Tangible equity to tangible assets at end of period	6.72%	8.00%	8.15%	7.88%	9.74%
Average equity to average assets	10.30%	10.62%	10.40%	10.62%	11.76%
Asset Quality Ratios:
Nonperforming assets to total assets at end of period (1)	2.11%	0.73%	0.63%	0.37%	0.18%
Allowance for loan losses to total loans receivable	1.52%	1.08%	1.10%	1.16%	1.13%
Net charge-offs to average loans	0.38%	0.16%	0.15%	0.07%	0.05%

(1)

Nonperforming assets consist of non-accrual loans that are contractually past due 90 days or more; loans that are deemed impaired under the criteria of FASB Statement No. 114; loans that have been restructured; and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.

(2)

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

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Corporation’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Corporation that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per common share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of First Defiance or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Corporation’s borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•

The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Corporation’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. The Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (“CPP”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. On December 5, 2008, First Defiance issued to the U.S. Treasury 37,000 shares of First Defiance’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share, and a warrant to purchase 550,595 First Defiance common shares at an exercise price of $10.08 per share, subject to certain anti-dilution and other adjustments.

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC - insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Corporation elected to participate in both guarantee programs.

The American Recovery and Reinvestment Act of 2009 signed into law on February 17, 2009 by the President, is designed to jolt the ailing United States economy by providing government spending and tax cuts for both individuals and businesses. Management is currently assessing the impact this legislation will have on the Company’s financial statements.

The following section presents information to assess the financial condition and results of operations of First Defiance. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Annual Report.

Overview

First Defiance is a unitary thrift holding company which conducts business through its subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments (“First Insurance”).

First Federal is a federally chartered stock savings bank that provides financial services to communities based in northwest Ohio, northeast Indiana, and southeastern Michigan where it operates 36 full service banking centers in 12 northwest Ohio counties, 1 northeast Indiana county, and 2 southeastern Michigan counties.

On March 14, 2008, First Defiance completed the acquisition of Pavilion Bancorp, Inc. and its wholly-owned subsidiary, Bank of Lenawee, which was headquartered in Adrian, Michigan. First Defiance agreed to purchase each outstanding share of Pavilion for 1.4209 shares of First Defiance common stock plus $37.50 in cash. The cash portion of the acquisition was financed from existing sources of liquidity, including a line of credit facility at First Defiance. For more details on the Pavilion acquisition, see Note 3 – Acquisitions in the Notes to the Financial Statements.

First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products. Insurance products are sold through First Insurance’s offices in Defiance and Bowling Green, Ohio.

On February 28, 2007, First Defiance acquired Huber, Harger, Welt and Smith (“HHWS”), an insurance agency headquartered in Bowling Green, Ohio for a purchase price comprised of 76,435 shares of First Defiance common stock and future consideration to be paid in 2009 and 2010. Management has determined goodwill of $1.7 million and identifiable intangible assets of $800,000 consisting of customer relationship intangible of $620,000 and a non-compete intangible of $180,000. For more details on the HHWS acquisition, see Note 3 – Acquisitions in the Notes to the Financial Statements.

Financial Condition

Assets at December 31, 2008 totaled $1.96 billion compared to $1.61 billion at December 31, 2007, an increase of $347.8 million or 21.6%. The majority of First Defiance’s asset growth was due in large part to the Pavilion acquisition which added approximately $288.0 million in assets. The increase in assets was funded through growth in deposits, which increased by $252.1 million or 20.7%, to $1.47 billion at December 31, 2008 from $1.22 billion at December 31, 2007. For more details on the impact the Pavilion acquisition had on the balance sheet, see Note 3 – Acquisitions in the Notes to the Financial Statements.

Securities

The securities portfolio increased $5.0 million to $118.5 million at December 31, 2008. The activity in the portfolio in 2008 included $31.8 million of purchases, $9.1 million of acquired securities, $30.4 million of amortization and maturities and a net decrease of $2.5 million in market value on available-for-sale securities.

Loans

Gross loans receivable increased by $327.5 million or 25.4% to $1.62 billion at December 31, 2008 from $1.29 billion at December 31, 2007. Through the acquisition of Pavilion, First Defiance acquired gross loans (including purchase accounting adjustments) of $50.0 million in single family residential loans, $6.0 million in multi-family residential loans, $100.9 million in non-residential real estate loans, $49.2 million in commercial loans, $2.8 million in auto loans, $25.7 million in home equity and improvement loans and $2.2 million in other loans. Excluding the Pavilion acquisition, gross loans receivable increased by $84.2 million or 6.6% in 2008. For more details on the loan balances acquired in the Pavilion acquisition, see Note 7 – Loans Receivable and/or Note 3 – Acquisitions in the Notes to the Financial Statements.

The majority of First Defiance’s non-residential real estate and commercial loans are to small and mid-sized businesses. The combined commercial, non-residential real estate and multi-family real estate loan portfolios totaled $1.1 billion and $884.9 million at December 31, 2008 and 2007 respectively and accounted for approximately 68.8% and 68.6% of First Defiance’s loan portfolio at the end of those respective periods. First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio, including residential construction loans, totaled $324.7 million at December 31, 2008, up from $245.1 million at the end of 2007. At the end of 2008 those loans comprised 20.1% of the total loan portfolio, up from 19.0% at December 31, 2007.

Home equity and home improvement loans grew to $161.1 million at December 31, 2008, up from $128.1 million at the end of 2007. For both periods, home equity and improvement loans represented 9.9% of total loans.

Consumer finance loans were just $41.0 million at December 31, 2008, up from $37.7 million at the end of 2007. These loans comprised just 2.5% and 2.9% of the total portfolio at December 31, 2008 and 2007 respectively.

Allowance for Loan Losses and Classified Assets

The allowance for loan losses represents management’s assessment of the estimated probable credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio, and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of all commercial loan and commercial real estate loan relationships that exceed $250,000 of aggregate exposure. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

At December 31, 2008, the allowance for loan losses was $24.6 million compared to $13.9 million at December 31, 2007, an increase of $10.7 million or 77.0%. Those balances represented 1.52% and 1.08% of outstanding loans as of December 31, 2008 and December 31, 2007 respectively. The increase was mainly the result of the deterioration of economic conditions in 2008 that posed many challenges for the banking industry. Real estate values have declined and some collateral dependent loans no longer have enough collateral value to support the outstanding balance. Management has expanded its credit monitoring functions in response to the deteriorated market conditions. Additional asset review functions and more delinquent loan reporting requirements have been added to assist in this monitoring. Management will continually review credit concentrations by the industry and has placed lower limits on lending within certain types of loan categories. Management has also segmented the commercial real estate portfolio to track the general performance of these segments to further refine the predictive process of identifying potential problem loans. Of the $6.1 million of net charge-offs in 2008, $557,000 was provided for in the allowance for loan losses at December 31, 2007.

Total classified loans increased to $85.8 million at December 31, 2008, compared to $51.2 million at December 31, 2007. At December 31, 2008, a total of $29.8 million of loans are classified as substandard for which some level of reserve ranging between 5% and 100% of the outstanding balance is required. A total of $49.5 million in additional credits were classified as substandard at December 31, 2008 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also has classified $946,000 of assets doubtful at December 31, 2008. By contrast, at December 31, 2007, a total of $16.7 million of loans were classified as substandard for which some level of reserve was required and $34.5 million were classified as substandard which did not require any reserve. $359,000 was classified as doubtful at December 31, 2007.

First Defiance’s ratio of allowance for loan losses to non-performing loans dropped from 150.7% at the end of 2007 to 71.8% at December 31, 2008. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2008 are appropriate.

At December 31, 2008, First Defiance had total non-performing assets of $41.3 million, compared to $11.7 million at December 31, 2007. Non-performing assets include loans that are 90 days past due, restructured loans and all real estate owned and other foreclosed assets. Non-performing assets at December 31, 2008 and 2007 by category were as follows:

	December 31
	2008	2007
	(In thousands)
Non-performing loans:
Single-family residential	$5,008	$2,608
Construction	72	266
Non-residential and multi-family residential real estate	19,980	5,651
Commercial	2,881	675
Consumer finance	76	17
Restructured loans, still accruing	6,250	—

Total non-performing loans	34,267	9,217
Real estate owned and repossessed assets	7,000	2,460

Total non-performing assets	$41,267	$11,677

The increase in non-performing loans between December 31, 2007 and December 31, 2008 is primarily in non-residential and multi-family real estate and commercial loans. The combined balance of these types of non-performing loans was $16.5 million higher at December 31, 2008 compared to December 31, 2007. Approximately $4.4 million of 2007 non-performing loans are still considered non-performing loans at December 31, 2008 and no real estate owned at December 31, 2008 was in non-performing non-residential real estate loans at December 31, 2007. The commercial and non-residential real estate and multi-family real estate loans that are non-performing at December 31, 2008 are comprised of seventy-seven relationships, with eleven relationships making up $14.6 million of the $22.9 million total. The allowance for loan losses includes $3.8 million for those eleven relationships. By comparison, at December 31, 2007, nineteen loans made up the $6.6 million of commercial and non-residential real estate and multi-family real estate loans that were non-performing and the largest two loans comprised $4.9 million of the total.

Non-performing loans in the single-family residential, non-residential and multi-family residential real estate and commercial loan categories represent 1.48%, 2.94% and 1.63% of the total loans in those categories respectively at December 31, 2008 compared to 0.73%, 0.98% and 0.24% respectively for the same categories at December 31, 2007. While the level of non-performing loans has increased, year over year, management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2008 is consistent with both charge-off experience and the strength of the overall credits in the portfolio.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2008, First Defiance recorded OREO write-downs that totaled $144,000. These amounts were included in other non-interest expense. Management believes that the values recorded at December 31, 2008 for real estate owned and repossessed assets represent the realizable value of such assets.

First Defiance also utilizes a general reserve percentage for loans not otherwise classified which ranges from 0.22% for mortgage loans to 1.05% for commercial and non-residential real estate loans. The reserve percentage utilized for those loans is based on both historical losses in the Company’s portfolio, national statistics on loss percentages provided by the FDIC, and empirical evidence regarding the strength of the economy in the First Defiance’s general market area.

Loans Acquired with Impairment

Certain loans acquired in the ComBanc, Genoa, and Pavilion acquisitions had evidence that the credit quality of the loan had deteriorated since its origination and in management’s assessment at the acquisition date it was probable that First Defiance would be unable to collect all contractually required payments due. In accordance with American Institute of Certified Public Accountants Statement of Position 03-3 – Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), these loans were recorded based on management’s estimate of the fair value of the loans. At the acquisition date of January 21, 2005, loans with a contractual receivable of $3.4 million were acquired from Combanc which were deemed impaired. Those loans were recorded at a net realizable value of $2.0 million. On April 8, 2005, loans with contractual receivable totals of $1.5 million were acquired from Genoa which were deemed impaired. Those loans were recorded at a net realizable value of $721,000. On March 14, 2008, loans with contractual receivable totals of $6.4 million were acquired from Pavilion and were deemed impaired. Those loans were recorded at a net realizable value of $4.4 million.

As of December 31, 2008, the total contractual receivable for those loans was $8.9 million and the recorded value was $5.8 million.

High Loan-to-Value Mortgage Loans

The majority of First Defiance’s mortgage loans are collateralized by one-to-four-family residential real estate, have loan-to-value ratios of 80% or less, and are made to borrowers in good credit standing. First Federal usually requires residential mortgage loan borrowers whose loan-to-value is greater than 80% to purchase private mortgage insurance (PMI). Management also periodically reviews and monitors the financial viability of its PMI providers.

First Federal does originate and retain a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards at December 31, 2008 were $33.0 million, compared to $25.9 million at December 31, 2007. These loans are generally paying as agreed.

First Defiance does not make interest-only first-mortgage residential loans, nor does it have residential mortgage loan products, or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill increased $19.8 million to $56.6 million at December 31, 2008, from $36.8 million at December 31, 2007, the result of the Pavilion acquisition. No impairment of goodwill was recorded in 2008 or 2007. Core deposit intangibles and other intangible assets increased $4.8 million during 2008 to $8.3 million from $3.6 million at the end of 2007. The Pavilion acquisition increased intangibles by $6.3 million in 2008, which was offset by the recognition of $1.5 million of amortization expense during the year.

Deposits

Total deposits at December 31, 2008 were $1.47 billion compared to $1.22 billion at December 31, 2007, an increase of $252.1 million or 20.7%. Through the acquisition of Pavilion,, First Defiance acquired deposits (including purchase accounting adjustments) of $43.8 million in non-interest-bearing checking accounts, $41.5 million in interest-bearing checking accounts, $26.2 million in savings accounts, and $97.9 million in certificates of deposit. Excluding the Pavilion acquisition, total deposits grew $42.7 million in 2008. Non-interest bearing checking accounts grew by $54.5 million, money market and interest bearing checking accounts grew by $32.1 million, savings grew by $26.3 million, and certificates of deposit increased by $101.1 million. Management periodically utilizes the national market for certificates of deposit to supplement its funding needs. The balance of national CD’s increased to $38.5 million at December 31, 2008, from $408,000 at December 31, 2007. For more details on the deposit balances in general or those acquired in the Pavilion acquisition, see Note 11 – Deposits and/or Note 3 – Acquisitions in the Notes to the Financial Statements.

Borrowings

FHLB advances totaled $156.1 million at December 31, 2008 compared to $139.5 million at December 31, 2007. The balance at the end of 2008 includes $64.0 million of convertible advances with rates ranging from 2.35% to 5.84%. These advances are all callable by the FHLB, at which point they would convert to a three-month LIBOR advance if not paid off. Those advances have final maturity dates ranging from 2010 to 2018. In addition, First Defiance has advances totaling $27 million that are callable by the FHLB only if the three-month LIBOR rate exceeds a strike rate ranging from 7.5% to 8.0%. The rate on those advances ranges from 3.48% to 5.14%. First Defiance also has $45.0 million of three-month LIBOR-based advances with rates ranging from 2.19% to 4.52%. First Defiance also has $11.0 million of fixed-rate advances with rates ranging from 2.60% to 4.10% and has $9.1 million of overnight advances at December 31, 2008.

First Defiance also has $49.5 million of securities that have been sold at December 31, 2008 with agreements to repurchase, compared to $30.1 million of repurchase funding at December 31, 2007.

In March 2007, the Company issued $15.5 million of Subordinated Debentures. These debentures were issued to an unconsolidated affiliated trust that purchased them with the proceeds from a $15 million issue of trust preferred securities to an outside party. The proceeds of the Subordinated Debentures were used for general corporate purposes. The Subordinated Debentures have a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.50% thereafter. First Defiance also has $20.6 million of subordinated debentures issued in 2005 which have a rate equal to three-month LIBOR plus 1.38%, or 3.38% at December 31, 2008.

Capital Resources

Total shareholders’ equity increased $63.2 million to $229.2 million at December 31, 2008. This increase is primarily the result of the Company’s $7.4 million of net income, $27.1 million of common stock issued in conjunction with the acquisition of Pavilion (for more information on the Pavilion acquisition, see the above caption – Overview), and $37.0 million of preferred stock issued to the U.S Treasury (for more information relating to the preferred stock issuance, see the above caption—Recent Market Developments). The increases were offset by $7.7 million of common dividends ($0.95 per share declared) and the Company’s repurchase of its common stock. In 2003, the Company’s board of directors authorized the repurchase of 640,000 shares. A total of 29,735 shares were repurchased in 2008 under that program at an average cost of $21.36 per share, thus reducing stockholders’ equity by $635,000. A total of 93,124 shares remain to be purchased under the authorization. Participation in the CPP prohibits the Company from repurchasing its common shares without prior approval of the U.S. Treasury until the earlier of December 5, 2011 or the date the Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

Results of Operations

Summary

First Defiance reported net income of $7.4 million for the year ended December 31, 2008 compared to $13.9 million and $15.6 million for the years ended December 31, 2007 and 2006, respectively. Net income applicable to common shares was $7.2 million in 2008. On a diluted per common share basis, First Defiance earned $0.91 in 2008, $1.94 in 2007 and $2.18 in 2006.

The 2008 net income amount includes $1.1 million of acquisition related costs that were incurred as part of the Pavilion acquisition. These costs included such items as the expense to terminate certain contracts, retention bonuses with key employees, and other costs resulting from the acquisition or related transition efforts. After tax, these costs amounted to $726,000, or $0.09 per share. Excluding these items, core earnings were $8.1 million for the year ended December 31, 2008. On a diluted per share basis, core earnings amounted to $1.00, $1.94 and $2.18 for the years ended December 31, 2008, 2007 and 2006, respectively. Management believes that the presentation of the non-GAAP financial measures assists when comparing results period-to-period in a meaningful and consistent manner and provides a better measure of results for First Defiance’s ongoing operations. A reconciliation of GAAP earnings to core earnings is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
GAAP Net Income	$7,357	$13,904	$15,600
One-time acquisition related charges	1,117	—	—
Tax effect	(391)	—	—

Core Operating Earnings	$8,083	$13,904	$15,600

Basic earnings per common share:
GAAP	$0.91	$1.96	$2.22

Core Operating Earnings	$1.01	$1.96	$2.22

Diluted earnings per common share:
GAAP	$0.91	$1.94	$2.18

Core Operating Earnings	$1.00	$1.94	$2.18

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $62.2 million for the year ended December 31, 2008 compared to $48.7 million and $49.0 million for the years ended December 31, 2007 and 2006, respectively. The tax-equivalent net interest margin was 3.80%, 3.55% and 3.68% for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in margin between 2007 and 2008 is due to a widening of the interest rate spread, which increased to 3.51% for the year ended December 31, 2008 compared to 3.17% for 2007. The increase in spread between 2008 and 2007 was a result of the cost of interest bearing liabilities between the two periods decreasing by 119 basis points (to 2.79% in 2008 from 3.98% in 2007), which is offset by interest-earning asset yields decreasing by 85 basis points (to 6.30% in 2008 from 7.15% in 2007). The Pavilion acquisition coupled with the average balance of non-interest bearing deposits increasing $55.3 million in 2008 from 2007 contributed to the margin improvement.

The decrease in margin between 2007 and 2006 is due to a declining interest rate spread, which decreased to 3.17% for the year ended December 31, 2007 compared to 3.37% for 2006. The decline in spread between 2007 and 2006 occurred due to interest-earning asset yields increasing by just 20 basis points (to 7.15% in 2007 from 6.95% in 2006) while the cost of interest bearing liabilities between the two periods increased by 40 basis points (to 3.98% in 2007 from 3.58% in 2006). The margin compression caused by the narrowing interest rate spread was mitigated somewhat by a $9.2 million increase in the average balance of non-interest bearing deposits in 2007 compared to 2006 and an $8.5 million increase in average shareholders’ equity between the two periods.

Total interest income increased by $4.7 million, or 4.8% to $103.5 million for the year ended December 31, 2008 from $98.8 million for the year ended December 31, 2007. The increase in interest income was due to an increase in the average balance in loans receivable, to $1.51 billion for the twelve months of 2008 compared to $1.24 billion for 2007. Interest income from loans increased to $96.5 million for 2008 compared to $90.9 million in 2007 which represented growth of 6.2%.

During the same period the average balance of investment securities increased to $118.0 million for 2008 from $112.6 million for the year ended December 31, 2007. Interest income from the investment portfolio increased $21,000 to stay relatively flat at $5.7 million in 2008 and 2007. The tax-equivalent yield on the investment portfolio was 5.43% in 2008 compared to 5.68% in 2007. The investment portfolio yield decreased despite a widening of the overall duration of investments, to 4.0 years at December 31, 2008 from 3.7 years at December 31, 2007.

Interest expense decreased by $8.8 million in 2008 compared to 2007, to $41.3 million from $50.1 million. This decrease was due to a 119 basis point decline in the average cost of interest-bearing liabilities in 2008 which more than offset the $221.3 million increase in the average balance of those liabilities in 2008. The balance of interest-bearing deposits increased by $166.4 million at December 31, 2008 compared to December 31, 2007. Interest expense related to interest-bearing deposits was $31.4 million in 2008 and $40.4 million in 2007. Expenses on FHLB advances and other interest bearing funding sources were $6.4 million and $1.6 million respectively in 2008 and $6.9 million and $729,000 respectively in 2007. First Defiance issued $15.5 million of junior subordinated debentures in the first quarter of 2007 in conjunction with a trust preferred offering by an unconsolidated affiliated subsidiary. Interest expense recognized by the Company related to subordinated debentures was $1.9 million in 2008 compared to $2.1 million in 2007.

Total interest income increased by $5.7 million, or 6.1% to $98.8 million for the year ended December 31, 2007 from $93.1 million for the year ended December 31, 2006. The increase in interest income was due to an increase in the average balance in loans receivable, to $1.24 billion for the twelve months of 2007 compared to $1.21 billion for 2006. In addition to the increase in loan balances, the average tax-equivalent yield on loans increased to 7.32% for 2007 compared to 7.13% in 2006, a 19 basis point improvement. Interest income from loans increased to $90.9 million for 2007 compared to $86.2 million in 2006 which represented growth of 5.4%.

During the same period the average balance of investment securities dropped to $112.6 million for 2007 from $116.7 million for the year ended December 31, 2006. Interest income from the investment portfolio increased $90,000 to $5.7 million in 2007 from $5.6 million in 2006. The increase is due to the 38 basis point increase in the tax-equivalent yield as lower yielding securities matured and higher yielding securities were purchased in 2007. The tax-equivalent yield on the investment portfolio was 5.68% in 2007 compared to 5.30% in 2006. The investment portfolio yield increased despite a narrowing of the overall duration of investments, to 3.7 years at December 31, 2007 from 4.1 years at December 31, 2006.

Interest expense increased by $6.1 million in 2007 compared to 2006, to $50.1 million from $44.0 million. This increase was due to a $28.4 million increase in the average balance of interest bearing liabilities in 2007 compared to 2006 as well as a 40 basis point increase in the average cost of those liabilities. The balance of interest-bearing deposits increased by $64.2 million at December 31, 2007 compared to December 31, 2006. Interest expense related to interest-bearing deposits was $40.4 million in 2007 and $33.3 million in 2006. Expenses on FHLB advances and other interest bearing funding sources were $6.9 million and $729,000 respectively in 2007 and $8.9 million and $577,000 respectively in 2006. First Defiance issued $15.5 million of junior subordinated debentures in the first quarter of 2007 in conjunction with a trust preferred offering by an unconsolidated affiliated subsidiary and $20.6 million of similar debentures in an offering in October, 2005. Interest expense recognized by the Company related to subordinated debentures was $2.1 million in 2007 compared to $1.3 million in 2006.

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	(In Thousands)
	2008			2007			2006
	Average Balance	Interest (1)	Yield/ Rate (2)	Average Balance	Interest (1)	Yield/ Rate (2)	Average Balance	Interest (1)	Yield/ Rate (2)
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable	$1,511,877	$96,627	6.39%	$1,241,817	$90,913	7.32%	$1,209,498	$86,237	7.13%
Securities	117,972	6,548	5.43%	112,577	6,414	5.68%	116,718	6,217	5.30%
Interest-earning deposits	5,383	123	2.28%	18,161	924	5.09%	3,483	165	4.74%
Dividends on FHLB stock	20,493	1,062	5.18%	18,585	1,226	6.60%	17,926	1,042	5.81%

Total interest-earning assets	1,655,725	104,360	6.30%	1,391,140	99,477	7.15%	1,347,625	93,661	6.95%
Non-interest-earning assets	196,620			153,229			148,136

Total Assets	$1,852,345			$1,544,369			$1,495,761

Interest-Bearing Liabilities:
Interest-bearing deposits	$1,231,363	$31,354	2.55%	$1,064,960	$40,356	3.79%	$1,006,468	$33,273	3.31%
FHLB advances	160,407	6,375	3.97%	136,484	6,889	5.05%	181,869	8,885	4.88%
Other borrowings	50,962	1,632	3.20%	23,841	729	3.06%	20,398	577	2.86%
Subordinated debentures	36,242	1,907	5.26%	32,435	2,115	6.52%	20,619	1,308	6.34%

Total interest-bearing liabilities	1,478,974	41,268	2.79%	1,257,720	50,089	3.98%	1,229,354	44,043	3.58%
Non-interest bearing demand deposits	159,452	—		104,200	—		95,044	—

Total including non-interest-bearing demand deposits	1,638,426	41,268	2.52%	1,361,920	50,089	3.68%	1,324,398	44,043	3.33%
Other non-interest liabilities	23,047			18,391			15,815

Total Liabilities	1,661,473			1,380,311			1,340,213
Stockholders’ equity	190,872			164,058			155,548

Total liabilities and stockholders’ equity	$1,852,345			$1,544,369			$1,495,761

Net interest income; interest rate spread (3)		$63,092	3.51%		$49,388	3.17%		$49,618	3.37%

Net interest margin (4)			3.80%			3.55%			3.68%

Average interest-earning assets to average interest- bearing liabilities			112.0%			110.6%			109.6%

(1)

Interest on certain tax exempt loans (amounting to $195,000, $87,000 and $48,000 in 2008, 2007 and 2006 respectively) and tax-exempt securities ($1.5 million, $1.3 million and $1.1 million in 2008, 2007 and 2006) is not taxable for Federal income tax purposes. The average balance of such loans was $4.2 million, $1.8 million and $1.0 million in 2008, 2007 and 2006 while the average balance of such securities was $32.5 million, $27.3 million and $25.2 million in 2008, 2007 and 2006 respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)

At December 31, 2008, the yields earned and rates paid were as follows: loans receivable, 6.21%; securities, 4.98%; FHLB stock, 5.00%; total interest-earning assets, 6.21%; deposits, 1.98%; FHLB advances, 3.80%; other borrowings, 4.69%; total interest-bearing liabilities, 2.15%; and interest rate spread, 4.07%.

(3)	Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected First Defiance’s tax-equivalent interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) change in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$(12,472)	$18,186	$5,714	$2,341	$2,335	$4,676
Securities	(168)	302	134	423	(226)	197
Interest-earning deposits	(352)	(449)	(801)	13	746	759
FHLB stock	(281)	117	(164)	145	39	184

Total interest-earning assets	$(13,273)	$18,156	$4,883	$2,922	$2,894	$5,816

Interest-Bearing Liabilities
Deposits	$(14,640)	$5,638	$(9,002)	$5,069	$2,014	$7,083
FHLB advances	(1,605)	1,091	(514)	286	(2,282)	(1,996)
Term notes	36	867	903	49	103	152
Subordinated Debentures	(438)	230	(208)	37	770	807

Total interest- bearing liabilities	$(16,647)	$7,826	$(8,821)	$5,441	$605	$6,046

Increase (decrease) in net interest income			$13,704			$(230)

Provision for Loan Losses – First Defiance’s provision for loan losses was $12.6 million for the year ended December 31, 2008 compared to $2.3 million and $1.8 million for the years ended December 31, 2007 and 2006 respectively.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management to absorb probable losses incurred in the loan portfolio. Factors considered by management include identifiable risk in the portfolios; historical experience; the volume and type of lending conducted by First Defiance; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; general economic conditions, particularly as they relate to First Defiance’s market areas; and other factors related to the collectability of First Defiance’s loan portfolio. See also Allowance for Loan Losses in Management’s Discussion and Analysis and Note 7 to the audited financial statements.

Non-interest Income – Non-interest income decreased by $3.0 million or 13.8% in 2008 to $19.1 million from $22.1 million for the year ended December 31, 2007. That followed an increase of $2.5 million or 12.8% in 2007 from $19.6 million in 2006. Service fees and other charges increased to $13.3 million for the year ended December 31, 2008 from $10.8 million for 2007 and $9.3 million for 2006; an increase of $2.5 million or 23.0% from 2007 to 2008 and an increase of $1.5 million, or 16.0% from 2006 to 2007. The growth in fee income in 2008 is primarily related to the additional accounts acquired in the Pavilion acquisition. The growth in 2007 was primarily related to checking account charges, the result of the implementation of an overdraft product in March of 2006.

First Defiance’s overdraft privilege program generally provides for the automatic payment of modest overdraft limits on all accounts deemed to be in good standing when the account is accessed using paper-based check processing, a teller withdrawal, a point-of-sale terminal, an ACH transaction, or an ATM. To be in good standing, an account must be brought to a positive balance within a 30-day period. Overdraft limits are established for all customers without discrimination using a risk assessment approach for each account classification. The approach includes a systematic review and evaluation of the normal deposit flows made to each account classification to establish reasonable and prudent negative balance limits that would be routinely repaid by normal, expected and reoccurring deposits. The risk assessment by portfolio approach assumes a minimal degree of undetermined credit risk associated with unidentified individual accounts that are overdrawn for 30 or more days. Accounts overdrawn for more than 60 days are automatically charged off. Fees are charged as a one-time fee per occurrence and the fee charged for an item that is paid is equal to the fee charged for a non-sufficient fund item that is returned.

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be non-interest income rather than interest income. Fee income recorded for the years ending December 31, 2008 and 2007 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $8.4 million and $7.4, respectively. Accounts charged off are included in non-interest expense. The period over period increase is due to the increased usage of the program by customers coupled with the additional accounts acquired in the Pavilion acquisition. The allowance for losses was established June 30, 2006 with a balance of $156,000. The allowance for losses was $125,000 at December 31, 2008 and $133,000 at December 31, 2007.

Non-interest income also includes investment securities gains or losses. In 2008, First Defiance realized a $3.2 million loss on securities compared to a $21,000 gain in 2007 and a $2,000 loss in 2006. In 2008, First Defiance recognized other-than-temporary impairment (“OTTI”) charges for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. In the third quarter of 2008, a $1.9 million OTTI charge was recorded relating to the perpetual preferred securities issued by Fannie Mae and Freddie Mac. The OTTI was determined by management as a result of the action taken by the United States Treasury Department and the Federal Housing Finance Agency on September 7, 2008, which placed Fannie Mae and Freddie Mac into conservatorship. First Defiance invested $1.0 million each in preferred stock of Fannie Mae and Freddie Mac in January of 2008 and as of September 30, 2008, that stock had a combined market value of $151,000. The combined market value as of December 31, 2008 was $49,000 but management believes that the decline in market value from September 30, 2008 is not OTTI. Also in 2008, management recorded $1.3 million of OTTI on its investment in the equity notes of three trust preferred collateralized debt obligations (“CDOs”) as a result of management’s analysis of the securities. At December 31, 2008, the market value of those CDOs, which had a total original cost of $2.0 million, had been written down to $419,000. There was only a minor amount of sales activity in the investment portfolio in 2008 and 2007.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others, and an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $3.0 million, $3.6 million and $3.4 million in 2008, 2007 and 2006 respectively. The $622,000 decline in 2008 from 2007 was primarily attributable to the impairment charge of $2.7 million on the mortgage servicing rights and the increase of $618,000 in amortization of mortgage servicing rights primarily due to the material decline in long-term mortgage rates during the month of December, which caused an increase in prepayment assumptions. The decline is 2008 was offset by a $831,000 increase in mortgage servicing fees resulting from a $385.8 million increase in the portfolio of mortgage loans serviced for others and gains from sale of mortgage loans, which increased $1.8 million in 2008 from 2007. The interest rate environment that produces increased mortgage origination activity also typically causes increases in mortgage servicing rights amortization and impairment, creating somewhat of a natural hedge in the mortgage banking line of business. The $223,000 of growth in 2007 over 2006 was primarily attributable to a $130,000 increase in mortgage servicing fees resulting from a $50.1 million increase in the portfolio of mortgage loans serviced for others and gains from sale of mortgage loans, which increased $167,000 in 2007 from 2006. The balance of the impairment allowance stands at $2.8 million at the end of 2008. See Note 8 to the financial statements.

Insurance and investment commission income increased by $218,000 or 4.1% in 2008, primarily due to increases in revenue from employee benefits and property and casualty commissions in 2008. These increases were partially offset by a $31,000 decrease in contingent commission. Insurance and investment commission income increased by $747,000 or 16.5% in 2007, primarily due to the February 2007 acquisition of HHWS located in Bowling Green, Ohio. Commission income associated with that agency acquisition totaled $1.0 million in 2007. Insurance commissions also were favorably impacted by an $80,000 increase in contingent commission income in 2007 ($275,000 if you include the contingent commission received by the HHWS Agency, which is included in their $1.0 million 2007 commissions). Contingent commissions are bonus payments received by First Defiance’s insurance subsidiary for effective underwriting. These increases were offset by a $450,000 decline in commissions from the sale of investment products. This decline is the result of a change in strategy in this line of business, to providing more fee-based investment advice, versus selling primarily commission-based products.

Non-interest Expense – Total non-interest expense for 2008 was $57.8 million compared to $48.1 million for the year ended December 31, 2007 and $43.8 million for the year ended December 31, 2006. The 2008 total includes $1.1 million of acquisition related charges. Non-interest expense, excluding the acquisition related charges in 2008 was $56.7 million.

Compensation and benefits increased by $3.6 million in 2008 compared to 2007, to $28.8 million from $25.2 million. A portion of the increase in compensation was due to having nine and a half months of compensation and benefits costs associated with the Pavilion acquisition in 2008. The balance of the increase in compensation and benefits resulted from year-over-year merit increases and an increase in staff to support the operations of the Company. Occupancy costs for 2008 increased to $7.5 million from $6.1 million in 2007, with over half of that increase associated with the Pavilion acquisition. Data processing costs increased $834,000 in 2008 from 2007 directly related to the Pavilion acquisition. First Defiance’s other non-interest expense category also increased to $15.7 million in 2008 from $12.9 million in 2007. The most significant reason for the increase in that category was a $813,000 increase in amortization expense of intangibles relating to the core deposit and customer relationship intangible in conjunction with the Pavilion acquisition and a $727,000 expense associated with losses related to a former investment advisor which was recorded after the denial of coverage under the Company’s fidelity bond. Other items which caused the increase in this expense category include higher levels of advertising (up $166,000), credit and collection expenses (up $402,000) and state franchise tax (up $372,000).

The increase in non-interest expense in 2007 from 2006 was primarily due to the following: compensation and benefits increased by $1.4 million in 2007 compared to 2006, to $25.2 million from $23.8 million. A portion of the increase in compensation was due to having ten months of compensation and benefits costs associated with the HHWS acquisition in 2007. The balance of the increase in compensation and benefits resulted from general staffing increases, including staffing for the Fort Wayne, Indiana banking center which opened in August 2007, and cost of living pay increases. Occupancy costs for 2007 increased to $6.1 million from $5.1 million in 2006, with nearly half of that increase associated with clean-up costs and repairs necessary in First Federal’s downtown Findlay and Ottawa Ohio banking centers. These offices were severely damaged by the worst flooding of Ohio’s Blanchard River in nearly a century. Total flood related costs were approximately $497,000 which included clean up expenses, the cost to repair or replace computer equipment, heating and air conditioning units, drywall, window coverings and carpeting. In addition to occupancy costs, $87,000 of other costs associated with the flooding were recorded in 2007, mainly the loss on disposal of fixed assets destroyed in the flood at the two impacted banking offices. First Defiance’s other non-interest expense category also increased to $12.9 million in 2007 from $11.2 million in 2006. The most significant reason for the increase in that category was a $709,000 increase in expenses associated with Other Real Estate Owned, including $698,000 of write-downs in property values. Other items which caused the increase in this expense category include higher levels of advertising (up $399,000), fraud losses and other related deposit account losses (up $175,000) and overdraft protection fees (up $120,000).

Income Taxes – Income taxes amounted to $3.5 million in 2008 compared to $6.5 million in 2007 and $7.5 million in 2006. The effective tax rates for those years were 32.4%, 31.8%, and 32.3% respectively. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See note 18 to the financial statements for further details.

Concentrations of Credit Risk

Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one manner a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana, and southeastern Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income generating property totaled $442.0 million at December 31, 2008, which represents 27.2% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 2.01% at December 31, 2008. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $21.9 million, $18.7 million and $21.7 million in 2008, 2007 and 2006 respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights, and increases and decreases in other assets and liabilities.

The primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. On March 14, 2008, First Defiance completed the acquisition of Pavilion, which was purchased with a combination of stock and cash, First Defiance realized a decrease in cash of $23.9 million. In 2007, First Defiance completed the acquisition of HHWS, financed with the issuance of First Defiance shares of common stock, and realized an increase in cash of $190,000.

In considering the more typical investing activities, during 2008, $30.2 million was generated from the maturity of available-for-sale investment securities, while $114.7 million was used to fund loan growth and $31.8 million was used to purchase available-for-sale investment securities. During 2007, $25.4 million and $2.5 million was generated from the maturity or sale of available-for-sale investment securities, respectively, while $67.7 million was used to fund loan growth and $28.9 million was used to purchase available-for-sale investment securities. During 2006, $16.6 million and $3.1 million was generated from the maturity or sale of available-for-sale investment securities, respectively, while $73.1 million was used to fund loan growth and $17.6 million was used to purchase available-for-sale investment securities.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. In addition, First Defiance also purchased common stock for its treasury. For 2008, total deposits increased by $43.1 million, excluding the deposits acquired in the Pavilion acquisition, including $5.0 million of growth in retail deposits. The amount of deposits acquired from out of market sources increased in 2008 by $38.1 million. For 2007, total deposits increased by $79.4 million, including $96.6 million of growth in retail deposit balances. The amount of deposits acquired from out of market sources declined in 2007 by $17.2 million. For 2006, total deposits increased by $69.3 million, including $88.3 million of growth in retail deposit balances. The amount of deposits acquired from out of market sources declined in 2006 by $19.4 million. Also in 2008, short-term advances from the FHLB decreased by $2.2 million and there were no borrowings on lines of credit from other banks. Securities sold under repurchase arrangements increased by $7.2 million. In 2007, short-term advances from the FHLB decreased by $21.8 million and there were no borrowings on lines of credit from other banks. Also securities sold under repurchase arrangements decreased by $369,000. In 2006, Short-term advances from the FHLB increased by $4.6 million and there were no borrowings on lines of credit from other banks. Also securities sold under repurchase arrangements increased by $4.7 million. In 2007, First Defiance issued $15.5 million of subordinated debentures to an unconsolidated affiliated trust and that trust issued $15 million of trust preferred stock to outside investors. In 2008, First Defiance issued $37.0 million of preferred stock to the U.S. Treasury. For additional information about cash flows from First Defiance’s operating, investing and financing activities; see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2008, First Defiance had the following commitments to fund deposit, advance and borrowing obligations:

	Maturity Dates by Period at December 31, 2008
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Certificates of deposit	$787,215	$458,900	$322,695	$4,650	$970
FHLB overnight advances	9,100	9,100	—	—	—
FHLB fixed advances including interest (1)	167,156	6,000	83,879	58,605	18,672
Subordinated debentures	36,083	—	—	—	36,083
Securities sold under repurchase agreements	49,454	49,454	—	—	—
Unrecognized tax benefits	444	98	206	140	—
Lease obligations	4,507	474	774	332	2,927

Total contractual obligations	$1,053,959	$524,026	$407,554	$63,727	$58,652

(1)	Includes principal payments of $146,967 and interest payments of $20,189

At December 31, 2008, First Defiance had the following commitments to fund loan or line of credit obligations:

	Total Amounts Committed	Amount of Commitment Expiration by Period
Commitments		Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Residential real estate loans in process	$28,796	$18,410	$10,386	$—	$—
Commercial loans in process	10,592	5,913	4,679	—	—
One-to-four family mortgage loan originations	8,414	8,414	—	—	—
Multifamily originations	4,313	4,313	—	—	—
Other real estate originations	37,414	31,461	4,339	1,614	—
Nonmortgage loan originations	3,294	3,294	—	—	—
Consumer lines of credit	117,731	13,041	19,835	23,212	61,643
Commercial lines of credit	138,096	124,483	12,284	329	1,000

Total loan commitments	348,650	209,329	51,523	25,155	62,643
Standby letters of credit	18,927	8,661	10,000	166	100

Total Commitments	$367,577	$217,990	$61,523	$25,321	$62,743

In addition to the above commitments, at December 31, 2008, First Defiance had commitments to sell $72.9 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage.

To meet its obligations, management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, and brokered certificates of deposit. At December 31, 2008 First Defiance had $57.9 million capacity under its agreements with the FHLB.

First Defiance is subject to various capital requirements of the OTS. At December 31, 2008, First Federal had capital ratios that exceeded the standard to be considered “well capitalized”. For additional information about First Federal’s capital requirements, see Note 17 – Regulatory Matters to the Consolidated December 31, 2008 Financial Statements.

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

Allowance for Loan Losses: First Defiance believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. In determining the appropriate estimate for the allowance for loan losses, management considers a number of factors relative to both specific credits in the loan portfolio and macro-economic factors relative to the economy of the United States as a whole and the economy of the northwest Ohio, northeast Indiana and southeast Michigan regions in which the Company does business.

Factors relative to specific credits that are considered include a customer’s payment history, a customer’s recent financial performance, an assessment of the value of collateral held, knowledge of the customer’s character, the financial strength and commitment of any guarantors, the existence of any customer or industry concentrations, changes in a customer’s competitive environment, and any other issues that may impact a customer’s ability to meet his obligations.

Economic factors that are considered include levels of unemployment and inflation, specific plant or business closings in the Company’s market area, the impact of strikes or other work stoppages, the impact of weather or environmental conditions, especially relative to agricultural borrowers and other matters that may have an impact on the economy as a whole.

In addition to the identification of specific customers who may be potential credit problems, management considers its historical losses, the results of independent loan reviews, an assessment of the adherence to underwriting standards, the loss experience being reported by other financial institutions operating in the Company’s market area, and other factors in providing for loan losses that have not been specifically classified. While management believes its allowance for loan losses is conservatively determined based on the above factors, it does not believe the allowances to be excessive or unnecessary. Refer to the section titled “Allowance for Loan Losses” and Note 2, Statement of Accounting Policies for a further description of the Company’s estimation process and methodology related to the allowance for loan losses.

Valuation of Mortgage Servicing Rights: First Defiance believes the valuation of mortgage servicing rights is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. First Defiance recognizes as separate assets the value of mortgage servicing rights, which are acquired through loan origination activities. First Defiance does not purchase any mortgage servicing rights.

Key assumptions made by management relative to the valuation of mortgage servicing rights include the stratification policy used in valuing servicing, assumptions relative to future prepayments of mortgages, the potential value of any escrow deposits maintained or ancillary income received as a result of the servicing activity and discount rates used to value the present value of a future cash flow stream. In assessing the value of the mortgage servicing rights portfolio, management utilizes a third party that specializes in valuing servicing portfolios. That third party reviews key assumptions with management prior to completing the valuation. Prepayment speeds are determined based on projected median prepayment speeds for 15 and 30 year mortgage backed securities. Those speeds are then adjusted up or down based on the size of the loan. The discount rate used in this analysis is the pretax yield generally required by purchasers of bulk servicing rights as of the valuation date. The value of mortgage servicing rights is especially vulnerable in a falling interest rate environment. Refer also to the section entitled Mortgage Servicing Rights and Note 2 - Statement of Accounting Policies, and Note 8 - Mortgage Banking, for a further description of First Defiance’s valuation process, methodology and assumptions along with sensitivity analyses.

Valuation of Securities: First Defiance believes the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. This is pertaining to the Company’s investment in certain trust preferred debt obligations securities (“CDOs”). As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The fair value of these CDOs, which are backed by trust preferred securities issued by banks, thrifts and insurance companies, have a fair value of $3.9 million. The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issue.

Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has determined: 1) The few observable transactions and market quotations that are available are not reliable for purposed of determining fair value at December 31, 2008; 2) An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than the market approach valuation used at the prior measurement dates and 3) The Company’s CDOs will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

The Company’s CDO valuations were prepared by an independent third party. Their approach to determining fair value involved several steps: 1) Detailed credit and structural evaluation of each piece of collateral in the CDO; 2) Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities) and 3) Discounted cash flow modeling.

Item 7a:	Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

A significant portion of the Company’s revenues and net income is derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of the Company’s performance due to changes in interest rates. The Company attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. First Defiance does not presently use off balance sheet derivatives to enhance its risk management.

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 12 month period, First Defiance’s net interest income would increase by just 1.82% over the base case scenario. It should be noted that other areas of First Defiance’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

The majority of First Defiance’s lending activities are in non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance’s non-residential and multi-family real estate loan portfolio was $755.7 million, which was split between $158.2 million of fixed-rate loans and $597.5 million of adjustable-rate loans at December 31, 2008. The commercial loan portfolio increased to $356.6 million, which is split between $149.0 million of fixed-rate loans and $207.6 million of adjustable-rate loans at December 31, 2008. Certain of the loans classified as adjustable have fixed rates for an initial term that may be as long as five years.

The maturities on fixed-rate loans are generally less than 7 years. First Defiance also has significant balances of home equity and improvement loans ($161.1 million at December 31, 2008), of which $78.4 million fluctuate with changes in the prime lending rate. Approximately $87.7 million of home equity and improvement loans have fixed rates but the maturities on those loans range from three to five years. First Defiance also has consumer loans ($41.0 million at December 31, 2008) which tend to have a shorter duration than residential mortgage loans. Also, to limit its interest rate risk, (as well as to provide liquidity) First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. This analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –300 basis points to +300 basis points. The likelihood of a decrease in interest rates as of December 31, 2008 was considered to be remote given the current interest rate levels and therefore, was not included in this analysis. The results of this analysis are reflected in the following table.

December 31, 2008
Economic Value of Equity				Economic Value of Equity as % of Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
	(Dollars in Thousands)
+ 300 bp	250,485	(29,300)	(10.47%)	13.49%	(79	)bp
+ 200 bp	261,652	(18,133)	(6.48%)	13.83%	(45	)bp
+ 100 bp	271,860	(7,925)	(2.83%)	14.12%	(16	)bp
0 bp	279,785	—	—	14.28%	—

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2008, First Federal would experience a 6.48% decrease in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations and the durations are fairly closely matched. The average duration of its assets at December 31, 2008 was 1.69 years while the average duration of its liabilities was 1.54 years.

In evaluating First Federal’s exposure to interest rate risk, certain shortcomings inherent in each of the methods of analysis presented must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates while interest rates on other types of financial instruments may lag behind current changes in market rates. Furthermore, in the event of changes in rates, prepayments and early withdrawal levels could differ significantly from the assumptions in calculating the table and the results therefore may differ from those presented.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management of First Federal Bank of the Midwest is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with U.S. generally accepted accounting principles and for regulatory reporting in conformity with FFIEC’s Instructions on Consolidated Reports of Condition and Income (“Call Report Instructions”), which is designed to provide reasonable assurance to the Bank’s management and board of directors regarding the preparation of reliable published financial statements. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the institution’s internal control over financial reporting presented in conformity with U.S. generally accepted accounting principles as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that as of December 31, 2008, First Federal Bank of the Midwest maintained effective internal control over financial reporting presented in conformity with U.S. generally accepted accounting principles and Call Report Instructions based on those criteria.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included below.

William J. Small Chairman, President and Chief Executive Officer	Donald P. Hileman Executive Vice President and Interim Chief Financial Officer

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the Company) as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. We also have audited First Defiance Financial Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Defiance Financial Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Defiance Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Cleveland, Ohio

March 16, 2009

First Defiance Financial Corp.

Consolidated Statements of Financial Condition

	December 31
	2008	2007
	(In Thousands)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$40,980	$53,976
Interest-bearing deposits	5,172	11,577

	46,152	65,553
Securities available-for-sale, carried at fair value	117,575	112,370
Securities held-to-maturity, carried at amortized cost (fair value $917 and $1,161 at December 31, 2008 and 2007 respectively)	886	1,117
Loans receivable, net of allowance of $24,592 and $13,890 at December 31, 2008 and 2007, respectively	1,592,643	1,275,806
Loans held for sale	10,960	5,751
Mortgage servicing rights	6,611	5,973
Accrued interest receivable	7,293	6,755
Federal Home Loan Bank stock	21,376	18,586
Bank owned life insurance	28,747	28,423
Premises and equipment	47,756	40,545
Real estate and other assets held for sale	7,000	2,460
Goodwill	56,585	36,820
Core deposit and other intangibles	8,344	3,551
Deferred taxes	336	—
Other assets	5,136	5,694

Total assets	$1,957,400	$1,609,404

First Defiance Financial Corp.

Consolidated Statements of Financial Condition (continued)

	December 31
	2008	2007
	(In Thousands)
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$176,063	$121,563
Interest-bearing	1,293,849	1,096,295

Total	1,469,912	1,217,858
Advances from the Federal Home Loan Bank	156,067	139,536
Short term borrowings and other interest-bearing liabilities	49,454	30,055
Subordinated debentures	36,083	36,083
Advance payments by borrowers	652	762
Deferred taxes	—	1,306
Other liabilities	16,073	17,850

Total liabilities	1,728,241	1,443,450
Commitments and Contingent (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value per share, including warrants and amortization of discount: 37,000 shares authorized and issued with a liquidation preference of $1,000 per share	37,000	—
Preferred stock discount	(867)	—
Preferred stock, no par value per share:
5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share:
20,000,000 shares authorized; 12,739,496 and 11,702,635 shares issued and 8,117,120 and 7,059,202 shares outstanding, respectively	127	117
Common stock warrant	878	—
Additional paid-in capital	140,449	112,651
Stock acquired by ESOP	—	(202)
Accumulated other comprehensive income (loss), net of tax of $(1,025) and $224, respectively	(1,904)	(415)
Retained earnings	126,114	126,630
Treasury stock, at cost, 4,622,376 and 4,643,433 shares respectively	(72,638)	(72,827)

Total stockholders’ equity	229,159	165,954

Total liabilities and stockholders’ equity	$1,957,400	$1,609,404

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Income

(Amounts in Thousands, except per share data)

	Years Ended December 31
	2008	2007	2006
Interest Income
Loans	$96,522	$90,866	$86,213
Investment securities:
Taxable	4,357	4,475	4,511
Tax-exempt	1,399	1,260	1,134
Interest-bearing deposits	123	924	165
FHLB stock dividends	1,062	1,226	1,042

Total interest income	103,463	98,751	93,065
Interest Expense
Deposits	31,354	40,356	33,273
Federal Home Loan Bank advances and other	6,375	6,889	8,885
Subordinated debentures	1,907	2,115	1,308
Notes payable	1,632	729	577

Total interest expense	41,268	50,089	44,043

Net interest income	62,195	48,662	49,022
Provision for loan losses	12,585	2,306	1,756

Net interest income after provision for loan losses	49,610	46,356	47,266
Noninterest Income
Service fees and other charges	13,268	10,788	9,303
Mortgage banking income	2,990	3,612	3,389
Insurance commissions	5,496	5,278	4,531
Gain on sale of non-mortgage loans	180	226	526
Gain (loss) on sale or write-down of securities	(3,160)	21	(2)
Trust income	448	375	312
Income from bank owned life insurance	323	1,375	980
Other noninterest income	(476)	455	585

Total noninterest income	19,069	22,130	19,624
Noninterest Expense
Compensation and benefits	28,829	25,245	23,805
Occupancy	7,484	6,100	5,103
Data processing	4,658	3,824	3,689
Acquisition related charges	1,117	—	—
Other noninterest expense	15,706	12,944	11,242

Total noninterest expense	57,794	48,113	43,839

Income before income taxes	10,885	20,373	23,051
Federal income taxes	3,528	6,469	7,451

Net Income	$7,357	$13,904	$15,600

Dividends Accrued on Preferred Shares	$(134)	$—	$—
Accretion on Preferred Shares	$(11)	$—	$—

Net Income Applicable to Common Shares	$7,223	$13,904	$15,600
Earnings per common share:
Basic	$0.91	$1.96	$2.22
Diluted	$0.91	$1.94	$2.18
Dividends declared per share	$0.95	$1.01	$0.97

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except number of shares)

	Preferred Stock	Preferred Stock Discount	Common Stock	Common Stock Warrant	Treasury Stock	Additional Paid-In Capital	Stock Acquired by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity
Balance at January 1, 2006			$117		$(68,493)	$108,626	$(1,053)	$(22)	$112,041	$151,216
Comprehensive income:
Net income			—		—	—	—	—	15,600	15,600
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $(39)			—		—	—	—	(73)	—	(73)

Total comprehensive income										15,527
ESOP shares released			—		—	901	425	—	—	1,326
Adjustment to initially apply SFAS No. 158, net of tax of ($310)			—		—	—	—	(576)	—	(576)
Stock option expense			—		—	268	—	—	—	268
Amortization of deferred compensation of Management Recognition Plan, including income tax benefit of $4			—		—	4	—	—	—	4
203,595 shares issued under stock option plan, including income tax benefit of $481			—		3,046	486	—	—	(703)	2,829
147,401 common shares acquired for treasury			—		(3,943)	—	—	—	—	(3,943)
Dividends declared			—		—	—	—	—	(6,826)	(6,826)

Balance at December 31, 2006	—	—	117	—	(69,390)	110,285	(628)	(671)	120,112	159,825
Adjustment to initially apply FIN 48									(200)	(200)

Balance at December 31, 2006 adjusted										159,625
Comprehensive income:
Net income			—		—	—		—	13,904	13,904
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $248 (a)			—		—	—		459	—	459
Change in unrealized loss on postretirement postretirement benefit, net of tax of ($110)			—		—	—		(203)	—	(203)

Total comprehensive income										14,160
ESOP shares released	—	—	—	—	—	951	426	—	—	1,377
Stock option expense	—	—	—	—	—	260	—	—	—	260
36,865 shares issued under stock option plan, including income tax benefit of $64	—	—	—	—	563	68	—	—	(46)	585
76,435 shares issued in acquisition of HHWS	—	—	—	—	1,163	1,087	—	—	—	2,250
196,474 common shares acquired for treasury	—	—	—	—	(5,163)	—	—	—	—	(5,163)
Dividends declared	—	—	—	—	—	—	—	—	(7,140)	(7,140)

Balance at December 31, 2007	—	—	117	—	(72,827)	112,651	(202)	(415)	126,630	165,954
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	7,357	7,357
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of ($790)	—	—	—	—	—	—	—	(1,464)	—	(1,464)
Change in unrealized loss on postretirement benefit, net of tax of ($13)	—	—	—	—	—	—	—	(25)	—	(25)

Total comprehensive income										5,868
ESOP shares released	—	—	—	—	—	351	202	—	—	553
Stock option expense	—	—	—	—	—	266	—	—	—	266
52,486 shares issued under stock option plan, including income tax benefit of $72	—	—	—	—	824	63	—	—	(46)	841
1,036,861 shares issued in acquisition of Pavilion	—	—	10	—	—	27,118				27,128
31,429 common shares acquired for treasury	—	—	—	—	(635)	—	—	—	—	(635)
37,000 shares issued to U.S. Treasury CPP	37,000	(878)		—					—	36,122
Preferred stock dividends accrued	—	—	—	—	—	—	—	—	(134)	(134)
Issuance of common stock warrant	—	—	—	878	—	—	—	—	—	878
Accretion on preferred shares	—	11		—					(11)	—
Common stock dividends declared	—	—	—	—	—	—	—	—	(7,682)	(7,682)

Balance at December 31, 2008	$37,000	$(867)	$127	$878	$(72,638)	$140,449	$—	$(1,904)	$126,114	$229,159

(a)

Net of reclassification adjustments. Reclassification adjustments represent net unrealized gains (losses) as of December 31 of the prior year on securities available-for-sale that were sold or called during the current year. The reclassification adjustment was ($7,000)(($5,000) after tax) in 2007.

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Years Ended December 31,
	2008	2007	2006
Operating Activities
Net income	$7,357	$13,904	$15,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,585	2,306	1,756
Provision for depreciation	3,803	2,986	2,738
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	752	140	532
Amortization of mortgage servicing rights	1,266	648	612
Net impairment (recovery) of mortgage servicing rights	2,676	36	(2)
Amortization of intangibles	1,458	646	720
Gain on sale of loans	(4,575)	(2,816)	(2,950)
(Gain) loss on sale or disposals of property, plant and equipment	—	108	(104)
Loss on sale or write-down of REO	434	805	—
FHLB stock dividends	(754)	—	(1,042)
Release of ESOP shares	553	1,377	1,326
(Gain) loss on sales or write-down of securities	3,160	(21)	2
Deferred federal income tax	(4,672)	(257)	870
Proceeds from sale of loans	180,072	127,674	140,828
Stock option expense	266	260	268
Origination of loans held for sale	(182,336)	(128,537)	(137,624)
Income from bank owned life insurance	(323)	(1,375)	(980)
Change in interest receivable and other assets	2,407	(1,615)	(2,616)
Change in accrued interest and other liabilities	(2,122)	2,444	1,804

Net cash provided by operating activities	22,007	18,713	21,738
Investing Activities
Proceeds from maturities of held-to-maturity securities	230	324	358
Proceeds from maturities of available-for-sale securities	30,416	25,359	16,649
Proceeds from sale of available-for-sale securities	—	2,521	3,073
Proceeds from sale of real estate and other assets held for sale	2,796	2,923	2,229
Proceeds from sale of office properties and equipment	27	18	213
Purchases of available-for-sale securities	(31,811)	(28,946)	(17,551)
Purchases of office properties and equipment	(4,589)	(8,687)	(5,317)
Investment in bank owned life insurance	—	(2,060)	—
Proceed from insurance death benefit	—	338	—
Net cash received in acquisitions	—	190	—
Net cash paid in Pavilion acquisition	(23,907)	—	—
Proceeds from sale of non-mortgage loans	10,707	12,234	4,929
Net increase in loans receivable	(114,816)	(67,741)	(73,060)

Net cash used in investing activities	(130,947)	(63,527)	(68,477)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Amounts in Thousands)

	Years Ended December 31,
	2008	2007	2006
Financing Activities
Net increase in deposits	42,925	79,590	69,291
Repayment of Federal Home Loan Bank long-term advances	(16,408)	(873)	(68,206)
Net increase (decrease) in Federal Home Loan Bank short-term advances	(2,200)	(21,800)	4,600
Net increase (decrease) in short-term line of credit	—	—	—
Proceeds from Federal Home Loan Bank long-term advances	29,000	—	45,000
Increase (decrease) in securities sold under repurchase agreements	7,153	(369)	4,676
Proceeds from issuance of subordinated debentures	—	15,464	—
Purchase of common stock for treasury	(635)	(4,923)	(2,852)
Cash dividends paid	(8,137)	(7,090)	(6,741)
Proceeds from issuance of preferred stock	37,000	—	—
Proceeds from exercise of stock options	769	281	1,257
Excess tax benefit from exercise of stock options	72	64	481

Net cash provided by financing activities	89,539	60,344	47,506

Increase (decrease) in cash and cash equivalents	(19,401)	15,530	767
Cash and cash equivalents at beginning of period	65,553	50,023	49,256

Cash and cash equivalents at end of period	$46,152	$65,553	$50,023

Supplemental cash flow information:
Interest paid	$42,433	$49,411	$43,197

Income taxes paid	$6,772	$5,576	$5,956

Stock option exercise price paid with common stock	$33	$240	$1,091

Transfers from loans to other real estate owned and other assets held for sale	$6,060	$3,796	$4,217

First Defiance acquired all of the capital stock of Pavilion Bancorp, Inc. for $55.5 million in 2008.

In conjunction with the acquisition, liabilities were assumed as follows:

Pavilion
Fair value of assets acquired	$287,994
Purchase price	55,548

Liabilities assumed	$232,446

See accompanying notes.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

First Defiance Financial Corp. (First Defiance) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (First Federal) and First Insurance & Investments (First Insurance). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance and Bowling Green, Ohio areas offering property and casualty, and group health, and life insurance products.

2. Statement of Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas where First Defiance uses estimates are the valuation of certain investment securities, the determination of the allowance for loan losses, the valuation of mortgage servicing rights and goodwill, the determination of unrecognized income tax benefits, and the determination of post-retirement benefits.

Earnings Per Common Share

Basic earnings per common share is net income applicable to common shares divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, warrants and stock grants. Unreleased shares held by the Company’s Employee Stock Ownership Plan are not included in average shares for purposes of calculating earnings per share. As shares are released for allocation, they are included in the average shares outstanding. Also see note 19.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available for sale investment securities and the net unrecognized actuarial losses and unrecognized prior service costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items included in other comprehensive income are reported net of tax. See also notes 5 and 16.

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB). Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $2,292,000 and $1,402,000, respectively, at December 31, 2008 to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and repurchase agreements.

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

Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income until realized. Realized gains and losses on securities sold are recognized on the trade date based on the specific identification method and are included in gains (losses) or impairment of securities.

Interest income includes amortization of purchase premiums and discounts using the interest method over the period to maturity. Securities with unrealized losses are reviewed quarterly to determine if impairment is other-than-temporary. In performing this review management considers the length of time and extent that fair value has been less than cost, the financial condition of the issuer, the impact of changes in market interest rates on market value and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the fair value of a security is less than amortized cost and the impairment is determined to be other-than-temporary, the security is written down, establishing a reduced cost basis, and the related charge is recorded as a realized loss in the income statement.

FHLB Stock

As a member of the FHLB System, First Federal is required to own stock of the FHLB of Cincinnati in an amount principally equal to 0.15% of total assets plus an amount of at least 2% but no more than 4% of its non-grandfathered mission asset activity (as defined in the FHLB’s regulations). First Federal is permitted to own stock in excess of the minimum requirement. FHLB stock is a restricted equity security that does not have a readily determinable fair value and is carried at cost. It is evaluated for impairment based upon the ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2008, the balance at FHLB of Cincinnati was $19.3 million. First Federal acquired $2.0 million of stock from the Pavilion acquisition which is held at the FHLB of Indianapolis and is required to be held for five years from the date of acquisition of March 14, 2008.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan fees and costs, purchase premiums and discounts and the allowance for loan losses. Deferred fees net of deferred incremental loan origination costs, are amortized to interest income generally over the contractual life of the loan using the interest method.

Mortgage loans originated and intended for sale in the secondary market are classified as loans held for sale and are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains or losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Interest receivable is accrued on loans and credited to income as earned. The accrual of interest on loans 90 days delinquent or impaired is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. The accrual of interest on these loans is generally resumed after a pattern of repayment has been established and the collection of principal and interest is reasonably assured.

Acquired Loans

Purchased loans which have evidence of credit deterioration since origination are recorded at the amount paid or allocated fair value in a purchase business combination, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

The Company acquires loans individually and in groups or portfolios. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that it will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics (credit score, loan type, and date of origination). The Company considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan and subsequently aggregated pool of loans.

The Company determines the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount—representing the excess of the loan’s cash flows expected to be collected over the amount paid—is accreted into interest income over the remaining life of the loan or pool (accretable yield).

Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected, and evaluates whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a loss. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Loan losses are charged off against the allowance when in management’s estimation it is unlikely that the loan will be collected, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan loss is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors in order to maintain the allowance for loan losses at the level deemed adequate by management. The determination of whether a loan is considered past due or delinquent is based on the contractual payment terms.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Servicing Rights

Servicing rights are recognized separately when they are acquired through sales of loans. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with mortgage banking income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees, net of amortization of mortgage servicing rights (excluding valuation adjustments) totaled $1.3 million, $1.1 million and $963,000 for the years ended December 31, 2008, 2007 and 2006. Late fees and ancillary fees related to loan servicing are not material. See Note 8.

Mortgage Banking Derivatives

Commitments to fund mortgage loans (interest rate locks) to be sold in the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date of commitments. Changes in the fair values of these derivatives are included in mortgage banking income.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key employees. In accordance with Emerging Issues Task Force (“EITF”) 06-05, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts dues that are probable at settlement.

Premises and Equipment and Long Lived Assets

Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Buildings and improvements	20 to 50 years
Furniture, fixtures and equipment	3 to 15 years

Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Long-Lived Assets to be Disposed of, relative to accounting for long-lived assets and accounting for long-lived assets to be disposed of either through sale, abandonment, exchange or a distribution to owners. See Note 9.

Goodwill and Other Intangibles

Goodwill results from business acquisitions and represents the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed annually for impairment and any such impairment is recognized in the period identified. Identified purchased intangibles, which consist of core deposit intangibles, customer relationship intangibles and non-compete agreements, are recorded at cost or estimated fair value and amortized over their estimated lives, which range from five years for non-compete agreements to 10 to 20 years for core deposit and customer relationship intangibles. See Note 10.

Real Estate and Other Assets Held for Sale

Other assets held for sale are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value, less estimated costs to dispose, at the time of foreclosure or insubstance foreclosure. Losses arising from the acquisition of such property are charged against the allowance for loan losses at the time of acquisition. If fair value declines subsequent to foreclosure, the property is written down against expense. Costs after acquisition are expensed.

Stock Compensation Plans

Compensation cost is recognized for stock options issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Postretirement Benefits

The Company sponsors a defined benefit postretirement plan that provides medical benefits to eligible retirees. Postretirement benefit expense is accrued based on the expected future cost of providing benefits during the years service is rendered by the employee.

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

Operating Segments

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

Quantitative thresholds of SFAS 131, Disclosures about Segments of an Enterprise and Related Information are monitored. For the year ended December 31, 2008, the reported revenue for First Insurance was 6.8% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the year ended December 31, 2008 was 9.4% of consolidated net income. Total assets of First Insurance at December 31, 2008 were 0.4% of total assets. First Insurance does not meet any of the quantitative thresholds of SFAS 131. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company. These restrictions pose no practical limit on the ability of the bank or holding company to pay dividends at historical levels. See Note 17.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

An effective tax rate of 35% is used to determine after-tax components of other comprehensive income (loss) included in the statements of stockholders’ equity.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company adopted FIN 48 effective January 1, 2007, the effect of which resulted in $200,000 being recorded as an adjustment to beginning retained earnings. See Note 18.

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

Advertising Costs

Advertising costs are expensed as incurred.

Adoption of New Accounting Standards

Fair Value Measurements

In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. This statement was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s consolidated financial position or results of operation. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP 157-3 did not materially affect the Company’s fair value measurement.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. This statement was effective for the Company on January 1, 2008 and did not elect the fair value option for any financial assets or financial liabilities.

Accounting for Deferred Compensation

In February 2007, the FASB EITF finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements (EITF 06-4). This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required liability will be based on ether the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

Written Loan Commitments Recorded at Fair Value Through Earnings

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 supercedes SAB 105, Application of Accounting Principles to Loan Commitments, and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption resulted in a $1.1 million increase to mortgage banking income for the year ended December 31, 2008.

Newly Issued But Not Yet Effective Accounting Standards

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

3. Acquisitions

On March 14, 2008, First Defiance completed the acquisition of Pavilion, which is headquartered in Adrian, Michigan. Each Pavilion shareholder received 1.4209 shares of First Defiance common stock and $37.50 in cash for each share of Pavilion stock. In connection with this transaction, 1,036,861 shares of First Defiance common stock were issued at a total value of $27.1 million. The common shares issued were valued at $26.117 per share, representing the average of the closing bid and ask price as of the date of the merger announcement plus two days prior and two days subsequent to the announcement. The total cost of the transaction, including legal and investment banking fees, was $55.5 million. The assets and liabilities of Pavilion were recorded on the balance sheet at their fair value as of the acquisition date. The results of Pavilion’s operations have been included in the First Defiance’s consolidated statement of income from the date of acquisition. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements as the transaction closed in the first quarter of 2008.

The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the Pavilion acquisition. The numbers in the following two tables below have been adjusted through December 31, 2008.

Acquisition Date
March 14, 2008
(In Thousands)
Assets
Cash and cash equivalents	$4,514
Investment securities	9,136
Loans, net of allowance for loan losses	232,499
Premises and equipment	6,992
Federal Home Loan Bank stock	2,036
Goodwill and other intangibles	26,016
Other assets	6,801

Total Assets	287,994
Liabilities
Deposits	209,385
Borrowings	18,403
Other liabilities	4,658

Total Liabilities	232,446

Net assets acquired	$55,548

Acquisition Date
March 14, 2008
(In Thousands)
Purchase price	$55,548
Pavilion’s carrying value of net assets acquired	(28,228)

Excess purchase price over Pavilion’s carrying
Value of net assets acquired	27,320
Purchase accounting adjustments
Portfolio loans	(6,632)
Premises and equipment	2,579
Mortgage servicing rights	(1,010)
Deposits	1,021
Deferred tax liabilities	2,648

Total net tangible assets	(1,394)
Core deposit and other intangibles	(6,251)

Goodwill	$19,765

The estimated fair values of Pavilion’s acquired assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement, as additional information becomes available. Any subsequent adjustments to the fair value of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.

During the twelve months ended December 31, 2008, First Defiance recognized $1,117,000 of acquisition related charges, of which, $198,000 related to retention bonuses and $171,000 related to termination of certain contracts. The remaining $663,000 includes items related to professional services, start-up costs of system conversions, supplies and other non-recurring costs associated with the completion of the acquisition and the transition of operations. Management believes that the acquisition related costs have essentially been completed as of December 31, 2008.

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

4. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2008	2007	2006
	(In Thousands, Except Per Share Amounts)
Numerator for basic and diluted earnings per common share-net income less dividend for and accretion of preferred stock	$7,212	$13,904	$15,600

Denominator:
Denominator for basic earnings per common share-weighted-average shares	7,889	7,085	7,028
Effect of dilutive securities:
Employee stock options	22	93	135
Warrants	8	—	—

Dilutive potential common shares	30	93	135

Denominator for diluted earnings per common share-adjusted weighted-average shares	7,919	7,178	7,163

Basic earnings per common share	$0.91	$1.96	$2.22

Diluted earnings per common share	$0.91	$1.94	$2.18

Shares under option of 327,300 in 2008, 204,453 in 2007 and 149,053 in 2006 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

5. Investment Securities

The following fair value of available for sale securities and the related unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At December 31, 2008
Obligations of U.S. government corporations and agencies	$14,180	$505	$—	$14,685
Mortgage-backed securities	34,232	1,137	(3)	35,366
REMICs	4,041	118	—	4,159
Collateralized mortgage obligations	22,196	486	(252)	22,430
Trust preferred stock and preferred stock	8,038	—	(4,116)	3,922
Obligations of state and political subdivisions	36,581	754	(322)	37,013

Totals	$119,268	$3,000	$(4,693)	$117,575

At December 31, 2007
Obligations of U.S. government corporations and agencies	$24,565	$354	$(1)	$24,918
Mortgage-backed securities	26,453	289	(55)	26,687
REMICs	3,064	41	—	3,105
Collateralized mortgage obligations	20,103	173	(77)	20,199
Trust preferred stock and preferred stock	9,374	29	(761)	8,642
Obligations of state and political subdivisions	28,251	568	—	28,819

Totals	$111,810	$1,454	$(894)	$112,370

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
At December 31, 2008
FHLMC certificates	$141	$5	$—	$146
FNMA certificates	378	1	(2)	377
GNMA certificates	127	1	—	128
Obligations of states and political subdivisions	240	26	—	266

Totals	$886	$33	$(2)	$917

At December 31, 2007
FHLMC certificates	$195	$6	$—	$201
FNMA certificates	472	4	(1)	475
GNMA certificates	150	2	—	152
Obligations of states and political subdivisions	300	33	—	333

Totals	$1,117	$45	$(1)	$1,161

The amortized cost and fair value of securities at December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$18,383	$18,764	$282	$286
Due after one year through five years	51,037	52,076	493	520
Due after five years through ten years	15,874	16,416	100	100
Due after ten years	33,974	30,319	11	11

	$119,268	$117,575	$886	$917

Investment securities with carrying amounts of $93.0 million and $78.2 million at December 31, 2008 and 2007, respectively, were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances and for other purposes required or permitted by law.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2008 and December 31, 2007:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loses
	(In Thousands)
At December 31, 2008
Available-for-sale securities:
Obligations of U.S. govt. corps. and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	317	(3)	—	—	317	(3)
Collateralized mortgage obligations and REMICs	451	—	1,004	(252)	1,455	(252)
Obligations of state and political subdivisions	7,019	(192)	2,047	(130)	9,066	(322)
Trust preferred stock	678	(889)	2,826	(3,227)	3,504	(4,116)
Held to maturity securities:
Mortgage-backed securities	293	(2)	87	—	380	(2)

Total temporarily impaired securities	$8,758	$(1,086)	$5,964	$(3,609)	$14,722	$(4,695)

At December 31, 2007
Available-for-sale securities:
Obligations of U.S. govt. corps. and agencies	$—	$—	$1,999	$(1)	$1,999	$(1)
Mortgage-backed securities	4	—	8,170	(55)	8,174	(55)
Collateralized mortgage obligations and REMICs	—	—	8,688	(77)	8,688	(77)
Obligations of state and political subdivisions	—	—	20	—	20	—
Trust preferred stock	3,489	(307)	1,418	(454)	4,907	(761)
Held to maturity securities:
Mortgage-backed securities	146	(1)	102	—	248	(1)

Total temporarily impaired securities	$3,639	$(308)	$20,397	$(587)	$24,036	$(895)

With the exception of Trust Preferred Stock, the above securities all have fixed interest rates, and all securities have defined maturities. Their fair value is sensitive to movements in market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position. Realized gains from the sales and calls of investment securities totaled $22,000, $21,000, and $73,000 ($14,000, $14,000 and $47,000 after tax) in 2008, 2007 and 2006 respectively. In 2008, management deemed that the value of certain investments were other-than-temporarily impaired which consisted of a combination of $1.9 million ($1.2 million after tax) write-down of the Fannie Mae and Freddie Mac Stock and a $1.3 million ($833,000 after tax) write-down of certain trust preferred collateralized debt obligations (“CDOs”). As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The Company owns $3.9 million of CDOs that are backed by trust preferred securities issued by banks, thrifts and insurance companies. The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issue.

Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has determined: 1) The few observable transactions and market quotations that are available are not reliable for purposed of determining fair value at December 31, 2008; 2) An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than the market approach valuation used at the prior measurement dates and 3) The Company’s CDOs will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

The Company’s CDO valuations were prepared by an independent third party. Their approach to determining fair value involved several steps: 1) Detailed credit and structural evaluation of each piece of collateral in the CDO; 2) Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities) and 3) Discounted cash flow modeling.

Sales and write-downs of available for sale securities were as follows:

	2008	2007	2006
	(In Thousands)
Proceeds	$—	$2,521	$3,073
Gross gains	—	21	73
Gross losses	—	—	—
Other-than-temporary impairment charges	(3,182)	—	(75)

There were no security sales in 2008. Gross gains from calls of securities available for sale during the year ended December 31, 2008 were $22,000 and gross losses of $0.

6. Commitments and Contingent Liabilities

Loan Commitments

Loan commitments are made to accommodate the financial needs of First Federal’s customers; however, there are no long-term, fixed-rate loan commitments that result in market risk. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate customers’ trade transactions.

Both arrangements have credit risk, essentially the same as that involved in extending loans to customers, and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory and equipment) is obtained based on Management’s credit assessment of the customer.

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

	2008		2007
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$22,710	$70,114	$37,354	$54,189
Unused lines of credit	44,535	211,291	35,479	153,129
Standby letters of credit	67	18,860	167	8,981

Total	$67,312	$300,265	$73,000	$216,299

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, at December 31, 2008 First Defiance had commitments to sell $72.9 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage.

Contingent Receivable

The Company recorded a receivable of approximately $800,000 in 2007 relating to claims from various insurance carriers from incurred losses associated with a former employee. In 2008, $727,000 of this receivable was recorded as an expense due to the denial of the insurance claim under the Company’s fidelity bond. $73,000 of this receivable was recovered in 2008.

7. Loans Receivable

Loans receivable consist of the following at December 31:

	December 31
	2008	2007
	(In Thousands)
Real estate loans:
Secured by single family residential	$251,807	$231,921
Secured by multi-family residential	78,427	56,774
Secured by non-residential real estate	677,313	545,077
Construction	72,938	13,146

	1,080,485	846,918
Other loans:
Automobile	27,490	27,843
Commercial	356,574	283,072
Home equity and improvement	161,106	128,080
Other	13,522	9,900

	558,692	448,895

Total loans	1,639,177	1,295,813
Deduct:
Undisbursed loan funds	(20,892)	(5,085)
Net deferred loan origination fees and costs	(1,050)	(1,032)
Allowance for loan losses	(24,592)	(13,890)

Totals	$1,592,643	$1,275,806

On March 14, 2008, First Defiance acquired gross loans (including purchase accounting adjustments) of $50.0 million in single family residential loans, $6.0 million in multi-family residential loans, $100.9 million in non-residential real estate, $49.2 million in commercial loans, $2.8 million in auto loans, $25.7 million in home equity and improvement loans and $2.2 million in other loans. The associated acquired reserve of those loans was $4.3 million.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Allowance at beginning of year	$13,890	$13,579	$13,673
Provision for credit losses	12,585	2,306	1,756
Acquired in acquisitions	4,258	—	—
Charge-offs	(6,499)	(2,400)	(2,276)
Recoveries	358	405	426

Net charge-offs	(6,141)	(1,995)	(1,850)

Ending allowance	$24,592	$13,890	$13,579

Individually impaired loans were as follows (in thousands):

	Years Ended December 31
	2008	2007
Year-end loans with no allocated allowance for loan losses	$6,734	$—
Year-end loans with allocated allowance for loan losses	20,812	8,643

Total	$27,546	$8,643
Amount of the allowance for loan losses allocated	$6,030	$1,356

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Average of individually impaired loans during the year	$25,682	$9,571	$4,400
Interest income recognized during impairment	1,055	305
Cash-basis interest income recognized	1,067	338	111

Nonaccrual loans and loans past due 90 days still on accrual were as follows (in thousands):

	Years Ended December 31
	2008	2007
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	28,017	9,217
Troubled debt restructurings, still accruing	6,250	—

Total non-performing loans	$34,267	$9,217

Impaired loans having recorded investments of $27.5 million at December 31, 2008 and $8.6 million at December 31, 2007, have been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. Nonaccrual loans disclosed above are net of impaired reserves of $1.9 million and $612,000 at December 31, 2008 and 2007. Loans having carrying values of $6.1 million and $3.8 million were transferred to real estate and other assets held for sale in 2008 and 2007, respectively. At December 31, 2008 and December 31, 2007, non-performing loans, which include loans with contractual payments delinquent 90 days or more, were $34.3 million and $9.2 million respectively. There was $119,000 and $16,000 of accrued interest recorded on impaired or non-performing loans at December 31, 2008 and December 31, 2007.

First Defiance has classified $6.2 million in loans still accruing as troubled debt restructurings and is not committed to lend additional funds to those debtors whose loans have been modified.

Certain loans acquired in the Pavilion Bancorp, ComBanc and Genoa acquisitions had evidence that the credit quality of the loan had deteriorated since its origination and in management’s assessment at the acquisition date it was probable that First Defiance would be unable to collect all contractually required payments due. In accordance with American Institute of Certified Public Accountants Statement of Position 03-3 – Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP”), these loans have been recorded based on management’s estimate of the fair value of the loans. These loans are not included with the impaired loan disclosures above. Details of these loans are as follows:

	Contractual Amount Receivable	Impairment Discount	Recorded Loan Receivable
	(in thousands)
Balance at December 31, 2005	$4,626	$2,019	$2,607
Principal payments received	(129)	—	(129)
Loans charged off	(198)	(198)	—
Additional provision for loan loss	(189)	—	(189)
Loan accretion recorded	—	(138)	138
Balance at December 31, 2006	4,110	1,683	2,427
Principal payments received	(908)	—	(908)
Loans charged off	(97)	(97)	—
Additional provision for loan loss	(95)	—	(95)
Loan accretion recorded	—	(233)	233
Balance at December 31, 2007	3,010	1,353	1,657
Amount recorded for Pavilion Bancorp	6,362	2,002	4,360
Principal payments received	(274)	—	(274)
Loans charged off	(234)	(234)	—
Loan accretion recorded	—	(53)	53

Balance at December 31, 2008	$8,864	$3,068	$5,796

Interest income on loans is as follows:

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Commercial and non-residential real-estate loans	$73,973	$68,419	$63,140
Mortgage loans	10,115	9,693	10,526
Other loans	12,434	12,754	12,547

Totals	$96,522	$90,866	$86,213

First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio market area. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income generating property totaled $442.0 million at December 31, 2008, which represents 27% of the Company’s loan portfolio. The Company’s loans receivable are primarily to borrowers in the Northwest Ohio, Northeast Indiana or Southeast Michigan areas.

Loans to executive officers, directors, and their affiliates are as follows (in thousands):

	Years Ended December 31
	2008	2007
Beginning balance	$5,610	$4,384
New loans	4,623	5,952
Effect of changes in composition of related parties	656	—
Repayments	(5,848)	(4,726)

Ending Balance	$5,041	$5,610

8. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Gain from sale of mortgage loans	$4,395	$2,590	$2,424
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	2,537	1,706	1,575
Amortization of mortgage servicing rights	(1,266)	(648)	(612)
Mortgage servicing rights valuation adjustments	(2,676)	(36)	2

	(1,405)	1,022	965

Net revenue from sale and servicing of mortgage loans	$2,990	$3,612	$3,389

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.1 billion at December 31, 2008 compared to $715.5 million at December 31, 2007.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$6,089	$5,609	$5,145
Loans sold, servicing retained	1,450	1,128	1,076
Fair value of servicing assets acquired from Pavilion	3,130	—	—
Amortization	(1,266)	(648)	(612)

Carrying value before valuation allowance at end of period	9,403	6,089	5,609
Valuation allowance:
Balance at beginning of period	(116)	(80)	(82)
Impairment recovery (charges)	(2,676)	(36)	2

Balance at end of period	(2,792)	(116)	(80)

Net carrying value of MSRs at end of period	$6,611	$5,973	$5,529

Fair value of MSRs at end of period	$6,611	$7,000	$6,684

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company’s servicing portfolio is comprised of the following:

	December 31
	2008		2007
Investor	Number of Loans	Principal Outstanding	Number of Loans	Principal Outstanding
	(Dollars in Thousands)
Fannie Mae	4,275	$413,078	876	$69,208
Freddie Mac	7,959	678,485	7,683	645,821
Other	103	9,757	21	458

Totals	12,337	$1,101,320	8,580	$715,487

Significant assumptions at December 31, 2008 used in determining the value of MSRs include a weighted average prepayment rate of 422 PSA and a weighted average discount rate of 9.00%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2008 is presented below. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	10% Adverse Change	20% Adverse Change
	(Dollars in Thousands)
Assumption:
Decline in fair value from increase in prepayment rate	$363	$801
Declines in fair value from increase in discount rate	144	253

9. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
	2008	2007
	(In Thousands)
Cost:
Land	$6,936	$5,337
Land improvements	1,248	1,025
Buildings	38,926	34,943
Leasehold improvements	808	416
Furniture, fixtures and equipment	22,474	19,131
Construction in process	1,655	227

	72,047	61,079
Less allowances for depreciation and amortization	24,291	20,534

	$47,756	$40,545

Depreciation expense was $3.8 million, $3.0 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006 respectively.

Lease Agreements

The Company has entered into lease agreements covering First Insurance’s main office and Bowling Green, Ohio office, four banking center locations, three land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

Future minimum commitments under non-cancelable operating leases are as follows (in thousands):

2009	$474
2010	410
2011	364
2012	190
2013	142
Thereafter	2,927

Total	$4,507

Rentals under operating leases amounted to $444,000, $446,000, and $353,000, in 2008, 2007, and 2006, respectively.

10. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31
	2008	2007
	(In Thousands)
Beginning balance	$36,820	$35,090
Goodwill acquired or adjusted during the year	19,765	1,730

Ending balance	$56,585	$36,820

Acquired Intangible Assets

Activity in intangibles for the years ended December 31, 2008 and 2007 was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(In Thousands)
Balance as of January 1, 2007	$5,051	$(1,654)	$3,397
Intangible assets acquired	800	—	800
Amortization of intangible assets	—	(646)	(646)

Balance as of December 31, 2007	5,851	(2,300)	3,551

Intangible assets acquired	6,251	—	6,251
Amortization of intangible assets	—	(1,458)	(1,458)

Balance as of December 31, 2008	$12,102	$(3,758)	$8,344

Aggregate amortization expense was $1,458,000, $646,000 and $720,000 for 2008, 2007 and 2006 respectively.

Estimated amortization expense for each of the next five years and thereafter (in thousands) is as follows:

2009	$1,456
2010	1,284
2011	1,150
2012	1,009
2013	872
Thereafter	2,573

Total	$8,344

11. Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Checking and money market accounts	$4,876	$8,273	$7,052
Savings accounts	1,376	1,404	276
Certificates of deposit	25,102	30,786	25,974

	31,354	40,463	33,302
Less interest capitalized	—	(107)	(29)

Totals	$31,354	$40,356	$33,273

Accrued interest payable on deposit accounts amounted to $1,387,000 and $2,537,000 at December 31, 2008 and 2007 respectively, which was comprised of $1,327,000 and $60,000 for certificates of deposit and checking and money market accounts respectively at December 31, 2008 and $2,316,000 and $221,000 for certificates of deposit and money market accounts respectively at December 31, 2007.

A summary of deposit balances is as follows:

	December 31
	2008	2007
	(In Thousands)
Non-interest bearing checking accounts	$176,063	$121,563
Interest bearing checking and money market accounts	374,488	342,367
Savings deposits	132,146	105,873
Retail certificates of deposit less than $100,000	578,244	509,720
Retail certificates of deposit greater than $100,000	170,485	137,927
Brokered or national certificates of deposit	38,486	408

	$1,469,912	$1,217,858

On March 14, 2008, $43.8 million of non-interest-bearing checking accounts, $41.5 million of interest-bearing checking accounts, $26.2 million of savings accounts, and $97.9 million of certificates of deposit were acquired in the Pavilion acquisition.

Scheduled maturities of certificates of deposit at December 31, 2008 are as follows (in thousands):

2009	$458,900
2010	226,643
2011	96,052
2012	2,552
2013	2,098
2014 and thereafter	970

Total	$787,215

At December 31, 2008 and 2007, the Company had deposits of $429.7 million and $326.5 million, respectively, with balances of $100,000 or more. At December 31, 2008 and 2007, $40.4 million and $38.2 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000 and an additional $52.7 million and $40.0 million of securities were pledged at December 31, 2008 and December 31, 2007, respectively as collateral against deposits from private entities in excess of $100,000.

12. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities, certain 1st mortgage home equity loans, and certain multi-family or non-residential real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by multi-family or non-residential real estate loans securities must have 300% collateral coverage. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2008 and December 31, 2007 were $677.8 million and $517.1 million, respectively. First Federal has a maximum potential to acquire advances of approximately $224.1 million from the FHLB at December 31, 2008.

At year-end, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
(in Thousands)
December 31, 2008
Short-term borrowings	$9,100	Overnight	0.54%
Single maturity fixed rate advances	10,000	October 2013	2.60%
Single maturity LIBOR based advances	45,000	January 2011 to March 2011	3.49%
Putable advances	64,000	September 2010 to March 2018	4.50%
Strike-rate advances	27,000	March 2011 to February 2013	4.18%
Amortizable mortgage advances	967	December 2015	4.10%

	$156,067

December 31, 2007
Short-term borrowings	$11,300	Overnight	4.28%
Single maturity fixed rate advances	10,000	December 2008	4.94%
Single maturity LIBOR based advances	45,000	January 2011 to March 2011	5.20%
Putable advances	45,000	September 2010 to November 2013	5.25%
Strike-rate advances	27,000	March 2011 to February 2013	4.18%
Amortizable mortgage advances	1,236	March 2008 to December 2015	3.78%

	$139,536

Putable advances are callable at the option of the FHLB on a quarterly basis. Strike rate advances are callable at the option of the FHLB only when three-month LIBOR rates exceed the agreed upon strike rate in the advance contract. Such strike rates range from 7.5% to 8.0%. When called, First Defiance has the option of paying off these advances, or converting them to variable rate advances at the three month LIBOR rate. First Defiance has three advances totaling $45 million outstanding at December 31, 2008 that were converted from callable advances. These advances can be paid in full without penalty at any quarterly repricing date.

Estimated future minimum payments by fiscal year based on maturity date are as follows (in thousands):

2009	$6,000
2010	15,803
2011	68,076
2012	14,720
2013	43,885
Thereafter	18,672

Total minimum payments	167,156
Less amounts representing interest	20,189

Totals	$146,967

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2008 and December 31, 2007, $9.1 million and $11.3 million, respectively, were outstanding under First Defiance’s Cash Management Advance line of credit. The total available under this line is $15.0 million. In addition First Defiance has a $100.0 million REPO Advance line of credit available. There were no borrowings against this line at December 31, 2008 and December 31, 2007. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis. Amounts available under the various lines are also subject to the Company’s overall borrowing limitations. Information concerning short-term advances is summarized as follows:

	Years Ended December 31
	2008	2007
	(In Thousands, Except Percentages)
Average daily balance during the year	$14,004	$7,772
Maximum month-end balance during the year	44,900	45,800
Average interest rate during the year	2.17%	5.23%

13. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.5%, repricing quarterly, thereafter.

The Trust Preferred Securities issued by Trust Affiliate II are subject to mandatory redemption, in whole or part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures mature on June 15, 2037, but may be redeemed at the Company’s option at any time on or after June 15, 2012, or at any time upon certain events.

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 3.38% and 6.37% as of December 31, 2008 and 2007 respectively.

The Trust Preferred Securities issued by Trust Affiliate I are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Junior Debentures mature December 15, 2035 but may be redeemed by the issuer at par after October 28, 2010.

Due to the Company’s participation in the U.S. Treasury’s Capital Purchase Program, permission must be obtained from the U.S. Treasury in order to call these securities.

A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31
	2008	2007
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464

Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

14. Notes Payable and Other Short-term Borrowings

Total short term borrowings, revolving and term debt is summarized as follows:

	Years Ended December 31
	2008	2007
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$49,454	$30,055
Year-end interest rate	1.79%	3.14%
Average daily balance during year	36,926	23,739
Maximum month-end balance during the year	50,679	30,055
Average interest rate during the year	2.69%	3.04%
Revolving line of credit facilities to financial institutions
Average daily balance during year	$14,416	$171
Maximum month-end balance during the year	23,200	500
Average interest rate during the year	4.45%	6.20%

As of December 31, 2008, First Defiance had the following line of credit facility available for short-term borrowing purposes:

A $20 million fed funds line of credit with a financial institution. The line is unsecured and has an interest rate of the institution’s fed funds rate. There were no amounts outstanding on the line at December 31, 2008 and 2007. The maximum borrowed at any point in time under the line was $20.0 million in 2008 and $6.8 million in 2007, and the average balance outstanding was $339,000 and $63,000 in 2008 and 2007, respectively. This line of credit expired on January 31, 2009.

During 2008, First Defiance had the following line of credit facilities expire in 2008:

A $15 million revolving line of credit facility with a financial institution. The facility was unsecured and has an interest rate of fed funds rate plus 0.45%. This facility was not used in 2008 or 2007.

A $15 million fed funds line of credit with a financial institution. The line was unsecured and has an interest rate of the institution’s fed funds rate. This facility was not used in 2008 or 2007.

A $22.0 million revolving line of credit with a financial institution. There was no amount outstanding on the line at December 31, 2008 and 2007. The line was secured by the stock of First Federal Bank and the interest rate is either the lender’s prime rate or LIBOR plus 1.50%, whichever was selected by First Defiance. The maximum borrowed at any point in time under the line was $22.0 million and $1.0 million in 2008 and 2007, and the average balance outstanding was $14,077,000 and $108,000 in 2008 and 2007, respectively. This line of credit was paid off in December 2008.

15. Other Non-Interest Expense

The following is a summary of other non-interest expense:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Legal and other professional fees	$1,933	$1,840	$1,732
Marketing	1,896	1,729	1,330
State franchise taxes	1,951	1,579	1,288
FDIC Insurance	1,082	135	297
REO expenses and write-downs	583	831	122
Printing and office supplies	776	679	879
Amortization of intangibles	1,459	646	719
Postage	768	643	781
Check charge-offs and fraud losses	1,120	549	373
Overdraft protection expense	123	492	372
Credit and collection expense	676	274	289
Other	3,339	3,547	3,060

Total other non-interest expense	$15,706	$12,944	$11,242

16. Postretirement Benefits

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

First Federal employees who were born after December 31, 1950 are not eligible for the medical coverage described above at retirement. Rather, a medical spending account of up to $10,000 (based on the participant’s age and years of service) will be established to reimburse medical expenses for those individuals. First Insurance employees who were born before December 31, 1950 can continue coverage until they reach age 65, or in lieu of continuing coverage, can elect the medical spending account option, subject to eligibility requirements. Employees hired or acquired after January 1, 2003 are eligible only for the medical spending account option.

Adoption of Statement 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized prior service costs, which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of Statement 106. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Actuarial gains and losses are recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of Statement 158.

The incremental effects of adopting the provisions of Statement 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods.

	At December 31, 2006		As Reported at December 31, 2006
	Prior to Adopting Statement 158	Effect of Adopting Statement 158
	(In Thousands)
Accrued Postretirement Liability	$1,232	$886	$2,118
Deferred income tax liability	(1,605)	310	(1,295)
Accumulated other comprehensive income (loss)	(95)	(576)	(671)

Included in accumulated other comprehensive income at December 31, 2008 and 2007 are the following amounts that have not yet been recognized in net periodic pension cost:

	December 31
	2008	2007
	(In Thousands)
Unrecognized prior service cost	$76	$62
Unrecognized actuarial losses	1,161	1,137

Total recognized in Accumulated Other Comprehensive Income	1,237	1,199
Income tax effect	(433)	(420)

Net amount recognized in Accumulated Other Comprehensive Income	$804	$779

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2009 is $10,000 ($6,500 net of tax) and $45,000 ($29,000 net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31
	2008	2007
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,393	$2,118
Service cost	57	49
Interest cost	159	125
Participant contribution	37	42
Plan amendments	25	—
Actuarial losses	74	357
Acquisition	271	—
Benefits paid	(163)	(298)

Benefit obligation at end of year	2,853	2,393
Change in fair value of plan assets:
Balance at beginning of year	—	—
Employer contribution	126	256
Participant contribution	37	42
Benefits paid	(163)	(298)

Balance at end of year	—	—

Funded status at end of year	$(2,853)	$(2,393)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Service cost-benefits attributable to service during the period	$57	$49	$40
Interest cost on accumulated postretirement benefit obligation	159	125	107
Net amortization and deferral	61	44	32

Net periodic postretirement benefit cost	277	218	179
Net loss during the year	74	357	—
Prior service cost added during the year	25	—	—
Amortization of prior service cost and actuarial losses	(61)	(44)	—

Total recognized in comprehensive income	38	313	—

Total recognized in net periodic postretirement benefit cost and other comprehensive income	$315	$531	$179

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2008	2007
Weighted average discount rates:
Used to determine benefit obligations at December 31	6.00%	6.00%
Used to determine net periodic postretirement benefit cost for years ended December 31	6.00%	5.75%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that rate reaches ultimate trend rate	2019	2019

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount. The Company has elected to opt for the Federal subsidy approach in lieu of coverage under Medicare Part D. These amounts include an estimate of that tax-free Federal subsidy:

	Before Reflecting Medicare Part D Subsidy	Impact of Medicare Part D Subsidy	After Reflecting Medicare Part D Subsidy
	(In Thousands)
2009	$186	$(23)	$163
2010	202	(24)	178
2011	211	(25)	186
2012	223	(26)	197
2013	231	(30)	201
2014 through 2018	1,346	(183)	1,163

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31		Year Ended December 31
	2008	2007	2008	2007
	(In Thousands)
Effect on total of service and interest cost	$29	$30	$(24)	$(25)
Effect on postretirement benefit obligation	301	293	(259)	(249)

The Company expects to contribute $186,000 before reflecting expected Medicare retiree drug subsidy payments in 2009.

17. Regulatory Matters

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. First Federal’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios of Tier I and total capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2008 and 2007, First Federal meets all capital adequacy requirements to which it is subject and the most recent notification from the Office of Thrift Supervision (OTS) categorized First Federal as well capitalized under the regulatory framework. There are no conditions or events since these notifications that management believes have changed any of the well-capitalized categorizations of First Federal. The following schedule presents First Federal’s regulatory capital ratios:

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Tangible Capital	$202,616	10.70%	$28,416	1.50%	N/A	N/A
Tier 1 (Core) Capital	202,616	10.70%	75,777	4.00%	$94,721	5.00%
Tier 1 Capital to risk-weighted assets	202,616	12.03%	67,356	4.00%	101,034	6.00%
Risk-Based Capital	219,290	13.02%	134,712	8.00%	168,390	10.00%
As of December 31, 2007
Tangible Capital	$156,856	10.03%	$23,469	1.50%	N/A	N/A
Tier 1 (Core) Capital	156,856	10.03%	62,584	4.00%	$78,231	5.00%
Tier 1 Capital to risk-weighted assets	156,856	11.68%	53,723	4.00%	80,585	6.00%
Risk-Based Capital	170,746	12.71%	107,446	8.00%	134,308	10.00%

First Defiance is a unitary thrift holding company and is regulated by the OTS. The OTS does not have defined capital requirements for unitary thrift holding companies.

Dividend Restrictions – As a result of its participation in the CPP, First Defiance is prohibited without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more that $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party. In addition, dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $10.0 million in dividends in 2008. No dividends were paid in 2007. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for 2007 and 2008 plus 2009 net profits without prior regulatory approval. During 2009, the Bank could declare dividends of approximately $14.4 million to First Defiance. First Federal must notify the Office of Thrift Supervision prior to the payment of any such dividend and it may apply to the OTS to pay total dividends that exceed an amount equal to its 2007 to 2009 net profits. First Insurance paid dividends of $1.8 million to First Defiance in 2008. No dividends were paid in 2007.

18. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Current:
Federal	$7,534	$6,636	$6,579
State and local	45	90	2
Deferred	(4,051)	(257)	870

	$3,528	$6,469	$7,451

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Tax expense at statutory rate (35%)	$3,810	$7,130	$8,068
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	29	59	—
ESOP adjustments	(30)	152	163
Tax exempt interest income	(530)	(472)	(414)
Bank owned life insurance	130	(511)	(367)
Stock option expense under FAS 123(R)	90	89	90
Other	29	22	(89)

Totals	$3,528	$6,469	$7,451

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31
	2008	2007
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$8,423	$4,768
Postretirement benefit costs	998	838
Deferred compensation	645	796
Impaired loans	1,074	508
Impaired investments	1,140	—
Accrued vacation	428	336
Allowance for real estate held for sale losses	56	245
Deferred loan origination fees and costs	337	205
Net unrealized losses on available-for-sale securities	708	—
Other	565	488

Total deferred federal income tax assets	14,374	8,184
Deferred federal income tax liabilities:
FHLB stock dividends	3,284	2,949
Goodwill	2,284	1,884
Mortgage servicing rights	2,072	1,766
Fixed assets	975	1,244
Other intangible assets	2,815	1,132
Loan mark to market	2,274	168
Net unrealized gains on available-for-sale securities	—	196
Other	334	151

Total deferred federal income tax liabilities	14,038	9,490

Net deferred federal income tax asset (liability)	$336	$(1,306)

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2008.

Retained earnings at December 31, 2008 include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2008 was approximately $3.85 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$498
Additions based on tax positions related to the current year	86
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	(140)
Settlements	—

Balance at December 31, 2008	$444

As of December 31, 2008 the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods totaled $296,000. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement, net of the related federal tax benefit, for the year ended December 31, 2008 was $20,000, and the amount accrued for interest and penalties (net of the related federal tax benefit) at December 31, 2008 was $89,000.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2005. The Company currently operates primarily in the state of Ohio, which taxes financial institutions based on their equity rather than their income.

19. Employee Benefit Plans

ESOP Plan

First Defiance has established an Employee Stock Ownership Plan (ESOP) covering all employees of First Defiance age 21 or older who have at least one year of credited service. Contributions to the ESOP are made by First Defiance and are determined by First Defiance’s Board of Directors at their discretion. The contributions may be made in the form of cash or First Defiance common stock. The annual contributions may not be greater than the amount deductible for federal income tax purposes and cannot cause First Federal to violate regulatory capital requirements.

To fund the plan, the ESOP borrowed funds from First Defiance for the purpose of purchasing shares of First Defiance common stock. The ESOP acquired a total of 863,596 shares in 1993 and 1995. The loan outstanding was paid off in June 2008 and had a balance of $493,000 at December 31, 2007. Principal and interest payments on the loan were due in equal quarterly installments. The loan was collateralized by the shares of First Defiance’s common stock and was repaid by the ESOP with funds from the Company’s contributions to the ESOP, dividends on allocated and unallocated shares and earnings on ESOP assets.

As principal and interest payments on the loan were paid, shares were released from collateral and committed for allocation to active employees, based on the proportion of debt service paid in the year. Shares held by the ESOP which have not been released for allocation are reported as stock acquired by the ESOP plan in the statement of financial condition. As shares are released, First Defiance records compensation expense equal to the average fair value of the shares over the period in which the shares were earned.

Also, the shares released for allocation are included in the average shares outstanding for earnings per share computations. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares reduce debt and accrued interest. ESOP compensation expense was $116,000, $859,000, and $891,000, for 2008, 2007 and 2006, respectively.

Shares held by the ESOP at December 31 were as follows:

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Allocated	Unallocated	Total	Allocated	Unallocated	Total
Beginning Balance	515,618	34,828	550,446	498,249	83,618	581,867
Allocation of shares to participants	34,828	(34,828)	—	48,790	(48,790)	—
Distribution of shares to former participants	(22,723)	—	(22,723)	(31,421)	—	(31,421)

Ending Balance	527,723	—	527,723	515,618	34,828	550,446

There were no unallocated shares at December 31, 2008. Of the 34,828 unallocated shares at December 31, 2007, 12,197 were released during the 2007 fourth quarter for allocation in 2008. The 22,631 unreleased shares had a fair value of $498,000 at December 31, 2007.

410(k) Plan

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (First Defiance 401(k)) if they meet certain age and service requirements. Under the First Defiance 401(k), First Defiance matches 50% of the participants’ contributions, to a maximum of 3% of compensation. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $474,000, $409,000 and $355,000 for the years ended December 31, 2008, 2007 and 2006 respectively. There were no discretionary contributions in any of those years.

20. Stock Option Plans

First Defiance has established incentive stock option plans for its directors and its employees and has reserved 1,727,485 shares of common stock for issuance under the plans. A total of 1,467,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of December 31, 2008, 439,800 options (427,800 for employees and 12,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. There are 33,600 options granted under the 1996 plan that vest at 20% per year beginning in 1997 of which 33,400 are fully vested and currently exercisable, 194,650 options granted under the 2001 plan which vest at 20% per year beginning in 2002, of which 174,700 are fully vested and currently exercisable and 211,550 options granted under the 2005 plan which vest at 20% per year beginning in 2006, of which 46,500 are fully vested and currently exercisable. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or five years after the retirement date for the 1993, 2001 and 2005 plans and on the earlier of the scheduled expiration date or twelve months after the retirement date for the 1996 plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	Year Ended December 31
	2008	2007	2006
Risk-free interest rate	4.26%	4.84%	5.16%
Expected term	6.5 years	6.6 years	6.5 years
Expected stock price volatility	22.5%	21.8%	22.4%
Dividend yield	6.08%	3.67%	3.62%

The following table summarizes stock option activity for 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2008	418,339	$20.79
Granted	95,000	17.15
Exercised	(52,486)	14.64
Forfeited	(21,053)	24.06

Outstanding at December 31, 2008	439,800	$20.58	5.90	$0

Vested or expected to vest at December 31, 2008	417,426	$20.49	5.80	$0

Exercisable at December 31, 2008	254,600	$19.58	4.08	$0

Information related to the stock option plans follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Intrinsic value of options exercised	$290	$509	$3,092
Cash received from option exercises*	768	522	2,348
Tax benefit realized from option exercises	72	64	481
Weighted average fair value of options granted	$1.98	$5.27	$5.96

*	- Includes $33,000, $240,000, and $1,091,000 of option exercises paid by optionees in First Defiance common stock in 2008, 2007, and 2006 respectively.

As of December 31, 2008, there was $549,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 3.1 years.

As of December 31, 2008 and 2007, 146,850 and 223,950 shares, respectively, were available for grant under the Company’s stock option plans. Options forfeited or cancelled under the 1996 plan are no longer available for grant to other participants.

21. Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

	December 31
Statements of Financial Condition	2008	2007
	(In Thousands)
Assets
Cash and cash equivalents	$2,023	$3,167
Investment securities, available for sale, carried at fair value	419	1,388
Investment in subsidiaries	263,562	197,839
Loan receivable from First Defiance Employee Stock Ownership Plan	—	493
Other assets	1,101	1,111

Total assets	$267,105	$203,998

Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	1,863	1,961
Stockholders’ equity	229,159	165,954

Total liabilities and stockholders’ equity	$267,105	$203,998

	Years Ended December 31
Statements of Income	2008	2007	2006
	(In Thousands)
Dividends from subsidiaries	$11,750	$—	$1,000
Interest on loan to ESOP	10	64	119
Interest expense	(2,545)	(2,124)	(1,310)
Gain (loss) on write-down of securities	(1,281)	—	—
Other income	35	222	140
Noninterest expense	(785)	(698)	(653)

Income (loss) before income taxes and equity in earnings of subsidiaries	7,184	(2,536)	(704)
Income tax credit	(1,650)	(867)	(577)

Income (loss) before equity in earnings of subsidiaries	8,834	(1,669)	(127)
Undistributed equity in (distributions in excess of) earnings of subsidiaries	(1,477)	15,573	15,727

Net income	$7,357	$13,904	$15,600

	Years Ended December 31
Statements of Cash Flows	2008	2007	2006
	(In Thousands)
Operating activities:
Net income	$7,357	$13,904	$15,600
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distribution in excess of (undistributed equity in) earnings of subsidiaries	1,477	(15,573)	(15,727)
Gain or (loss) on write-down of securities	1,281	—	75
Net amortization of premium on securities	29	54	—
Change in other assets and liabilities	118	(435)	695

Net cash provided by (used in) operating activities	10,262	(2,050)	643
Investing activities:
Investment in unconsolidated trust subsidiary	—	(464)	—
Cash paid for Pavilion Bancorp	(27,968)	—	—
Cash paid for Huber Harger Welt & Smith	—	(175)
Principal payments received on ESOP loan	493	641	588
Purchase of available-for-sale securities	—	—	(500)
Maturities of available-for-sale securities	—	102	35

Net cash (used in) provided by investing activities	(27,475)	104	123
Financing activities:
Proceeds from issuance of subordinated debt securities	—	15,464	—
Capital contribution to subsidiary	(13,000)	—	(1,000)
Stock options exercised	769	281	1,257
Excess tax benefit from exercise of stock options	72	64	481
Purchase of common stock for treasury	(635)	(4,923)	(2,852)
Cash dividends paid	(8,137)	(7,090)	(6,741)
Proceeds from issuance of preferred stock	37,000	—	—

Net cash used in financing activities	16,069	3,796	(8,855)

Net increase (decrease) in cash and cash equivalents	(1,144)	1,850	(8,089)
Cash and cash equivalents at beginning of year	3,167	1,317	9,406

Cash and cash equivalents at end of year	$2,023	$3,167	$1,317

22. Fair Value

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

FAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on the best information available.

In Accordance with FAS 157, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

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

Available for sale securities. Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bond’s terms and conditions, among other things. Securities in Level 1 include U.S. Treasury and other federal agency securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, municipal securities. Securities in Level 3 include trust preferred securities.

Impaired loans. Impaired loans are reported at the fair value of the underlying collateral, if repayment is expected solely from collateral. Impaired loans are valued using Level 3 inputs.

Mortgage servicing rights. Mortgage servicing rights are reported at fair value utilizing Level 3 inputs. MSRs are valued by a third party consultant using a proprietary cash flow valuation model.

The following table summarizes the financial assets measured at fair value on a recurring and non-recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities	$49	$113,653	$3,873	$117,575

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, January 1, 2008	$8,642
Total gains or losses (realized/unrealized) Included in earnings	(1,281)
Included in other comprehensive income (presented gross of taxes)	(3,281)
Purchases, issuances, and settlements	(207)
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2008	$3,873

Assets and Liabilities Measured on a Non-Recurring Basis

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$14,782	$14,782
Mortgage servicing rights	—	—	6,611	6,611

Mortgage servicing rights which are carried at lower of cost or fair value were written down to fair value of $6,611,000, resulting in a valuation allowance of $2,792,000. A charge of $2,676,000 was included in earnings for the year ended December 31, 2008.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, derived from an appraisal or evaluation, had a carrying amount of $14,782,000, with a recorded allowance of $6,030,000.

The following is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2008 and 2007.

Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance Financial Corp.

Much of the information used to arrive at “fair value” is highly subjective and judgmental in nature and therefore the results may not be precise. Subjective factors include, among other things, estimated cash flows, risk characteristics and interest rates, all of which are subject to change. With the exception of investment securities, the Company’s financial instruments are not readily marketable and market prices do not exist. Since negotiated prices for the instruments, which are not readily marketable depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of these instruments could be significantly different.

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

The carrying value of Subordinated Debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2008.

	December 31, 2008		December 31, 2007
	Carrying Value	Estimated Fair Values	Carrying Value	Estimated Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$46,152	$46,152	$65,553	$65,553
Investment securities	118,461	118,492	113,487	113,531
Loans, net, including loans held for sale	1,603,603	1,619,409	1,281,557	1,298,305

	1,768,216	$1,784,053	1,460,597	$1,477,389

Other assets	189,184		148,807

Total assets	$1,957,400		$1,609,404

Liabilities and stockholders’ equity:
Deposits	$1,469,912	$1,476,135	$1,217,858	$1,218,391
Advances from Federal Home Loan Bank	156,067	162,776	139,536	145,117
Subordinated debentures	36,083	40,282	36,083	28,027
Short term borrowings and other interest bearing liabilities	49,454	49,454	30,055	30,055
Advance payments by borrowers for taxes and insurance	652	652	762	762

	1,712,168	$1,729,299	1,424,294	$1,422,352

Other liabilities	16,073		19,156

Total liabilities	1,728,241		1,443,450
Stockholders’ equity	229,159		165,954

Total liabilities and stockholders’ equity	$1,957,400		$1,609,404

23. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2008
Interest income	$24,639	$26,237	$26,643	$25,945
Interest expense	11,048	9,991	10,277	9,952

Net interest income	13,591	16,246	16,366	15,993
Provision for loan losses	1,058	2,797	4,907	3,824

Net interest income after provision for loan losses	12,533	13,449	11,459	12,169
Gain (loss) on sale or write-down of securities	(81)	(432)	(2,051)	(596)
Noninterest income	6,096	6,582	6,191	3,360
Noninterest expense	13,476	15,515	15,233	13,571

Income before income taxes	5,072	4,084	366	1,362
Income taxes	1,653	1,349	44	482

Net income	$3,419	$2,735	$322	$880

Dividends accrued on preferred shares	—	—	—	(134)
Accretion on preferred shares	—	—	—	(11)

Net income applicable to common shares	$3,419	$2,735	$322	$735

Earnings per common share:
Basic	$0.48	$0.34	$0.04	$0.09
Diluted	$0.47	$0.34	$0.04	$0.09
Average shares outstanding:
Basic	7,195	8,094	8,113	8,117
Diluted	7,241	8,126	8,123	8,117

2007
Interest income	$24,033	$24,532	$24,989	$25,197
Interest expense	12,048	12,410	12,962	12,669

Net interest income	11,985	12,122	12,027	12,528
Provision for loan losses	457	575	671	603

Net interest income after provision for loan losses	11,528	11,547	11,356	11,925
Gain on sale of securities	—	—	21	—
Noninterest income	5,608	5,670	5,563	5,268
Noninterest expense	11,774	11,882	12,296	12,161

Income before income taxes	5,362	5,335	4,644	5,032
Income taxes	1,756	1,724	1,515	1,474

Net income	$3,606	$3,611	$3,129	$3,558

Earnings per common share:
Basic	$0.51	$0.51	$0.44	$0.51
Diluted	$0.50	$0.50	$0.44	$0.50
Average shares outstanding:
Basic	7,105	7,129	7,080	7,037
Diluted	7,215	7,229	7,171	7,108

24. Participation in the U.S. Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which creates the Troubled Asset Relief Program (“TARP”) and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (“CPP”) was announced by the U.S.Treasury on October 14, 2008 as part of TARP. Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital in increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares. The standard terms of the CPP require that a participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.26 per share in the case of First Defiance. This dividend limitation will remain in effect until such time that the preferred shares are no longer outstanding.

Eligible financial institutions could generally apply to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1% to 3% of the institution’s risk-weighted assets. In the case of First Defiance, an application was approved by the U.S. Treasury and on December 5, 2008, First Defiance issued $37.0 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (“Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to First Defiance’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years.

As part of its participation in the CPP, First Defiance also issued a warrant to the U.S. Treasury to purchase 550,595 common shares having an exercise price of $10.08 per share. The initial exercise price for the warrant and the market price for determining the number of common shares subject to the warrant was determined by reference to the market price of the common shares on the date of the investment by the U.S. treasury in the Senior Preferred Shares (calculated on a 20-day trailing average). The warrant has a term of 10 years.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a:	Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the interim chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, the chief executive officer along with the interim chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2008, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9b:	Other Information

None

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned: “Proposal 1 - Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement to be filed on or about March 25, 2009 (the “Proxy Statement”).

First Defiance has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements, and is available on its Internet site at www.fdef.com under the Investor Relations tab.

Item 11:	Executive Compensation

Information required by this item is set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Beneficial Ownership” of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to the shares of First Defiance common stock that may be issued under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	439,800	$20.58	147,005

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Composition of the Board” and “Related Person Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

The following documents are filed as Item 8 of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm on Financial Statements (Crowe Horwath LLP)
(B) Consolidated and Comprehensive Income-Years December 31, 2008 and 2007
(C) Consolidated Statements of Earnings-Years ended December 31, 2008, 2007 and 2006
(D) Consolidated Statements of Stockholders’ Equity Balance Sheets-at ended December 31, 2008, 2007 and 2006
(E) Consolidated Statements of Cash Flows Years ended December 31, 2008, 2007 and 2006
(F) Notes to Consolidated Financial Statements

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

FIRST DEFIANCE FINANCIAL CORP.

March 16, 2009	By:	/s/ Donald P. Hileman
Donald P. Hileman, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2009.

Signature	Title

/s/ William J. Small William J. Small	Chairman of the Board, President and Chief Executive Officer

/s/ Donald P. Hileman Donald P. Hileman	Executive Vice President and Interim Chief Financial Officer

/s/ James L. Rohrs James L. Rohrs	Director, Executive Vice President

/s/ Stephen L. Boomer Stephen L. Boomer	Director, Vice Chairman

/s/ John L. Bookmyer John L. Bookmyer	Director

/s/ Dr. Douglas A. Burgei Dr. Douglas A. Burgei	Director

/s/ Peter A. Diehl Peter A. Diehl	Director

/s/ Barb A. Mitzel Barb A. Mitzel	Director

/s/ Dwain I. Metzger Dwain I. Metzger	Director

/s/ Jean A. Hubbard Jean A. Hubbard	Director

/s/ Samuel S. Strausbaugh Samuel S. Strausbaugh	Director

/s/ Thomas A. Voigt Thomas A. Voigt	Director

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

Exhibit Number	Description

3.1	Articles of Incorporation	(1)

3.2	Code of Regulations	(1)

3.3	Bylaws	(1)

3.4	Amendment to Articles of Incorporation	(11)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(4)

4.2	Form of Warrant for Purchase of Shares of Common Stock	(15)

10.1	1996 Stock Option Plan	(2)

10.2	Form of Incentive Stock Option Award Agreement	(3)

10.3	Form of Nonqualified Stock Option Award Agreement	(3)

10.4	1996 Management Recognition Plan and Trust	(2)

10.5	2001 Stock Option and Incentive Plan	(5)

10.6	1993 Stock Incentive Plan	(1)

10.7	Employment Agreement with William J. Small	(6)

10.8	Employment Agreement with James L. Rohrs	(7)

10.9	Employment Agreement with John C. Wahl	(8)

10.10	Employment Agreement with Gregory R. Allen	(9)

10.11	Description of Annual Bonus	(16)

10.12	2005 Stock Option and Incentive Plan	(10)

10.13	Letter Agreement, dated December 5, 2008, between First Defiance and the U.S. Treasury	(12)

10.14	2008 Long Term Incentive Compensation Plan	(13)

10.15	Form of Contingent Award Agreement	(14)

10.16	Form of Stock Option Award Agreement	(4)

10.17	Amendment to all Employment Agreements for CPP	(4)

14	Code of Ethics	(16)

21	List of Subsidiaries of the Company	(16)

23.1	Consent of Crowe Horwath LLP	(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354).

(2)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2001 Form 10-K

(3)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2004 Form 10-K

(4)	Included herein

(5)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement

(6)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed October 1, 2007

(7)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed October 1, 2007

(8)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed October 1, 2007

(9)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007

(10)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement

(11)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008

(12)	Incorporated herein by reference to exhibit 10 in Form 8-K filed December 8, 2008

(13)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 12, 2008

(14)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008

(15)	Incorporated herein by reference to exhibit 4 in Form 8-K filed December 8, 2008

(16)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2007 Form 10-K