Form 10-Q
period 2009-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2009-05-11
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (419) 782-5015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,117,120 shares outstanding at May 7, 2009.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number
PART I-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – March 31, 2009 and December 31, 2008	2

	Consolidated Condensed Statements of Income – Three months ended March 31, 2009 and 2008	4

	Consolidated Condensed Statement of Changes in Stockholders’ Equity – Three months ended March 31, 2009 and 2008	5

	Consolidated Condensed Statements of Cash Flows – Three months ended March 31, 2009 and 2008	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II-OTHER INFORMATION:

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

	Signatures	47

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands)

	March 31, 2009	December 31, 2008
	(In Thousands)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$27,523	$40,980
Interest-bearing deposits	84,050	5,172

	111,573	46,152
Securities:
Available-for-sale, carried at fair value	122,633	117,575
Held-to-maturity, carried at amortized cost (fair value $887 and $917 at March 31, 2009 and December 31, 2008, respectively)	853	886

	123,486	118,461
Loans held for sale	23,588	10,960
Loans receivable, net of allowance of $25,694 at March 31, 2009 and $24,592 at December 31, 2008	1,560,203	1,592,643
Accrued interest receivable	8,004	7,293
Federal Home Loan Bank stock	21,376	21,376
Bank owned life insurance	28,806	28,747
Premises and equipment	47,360	47,756
Real estate and other assets held for sale	7,839	7,000
Goodwill	56,585	56,585
Core deposit and other intangibles	7,953	8,344
Mortgage servicing rights	6,957	6,611
Deferred taxes	910	336
Other assets	6,022	5,136

Total assets	$2,010,662	$1,957,400

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except per share data)

	March 31, 2009	December 31, 2008
	(In Thousands)
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,540,235	$1,469,912
Advances from the Federal Home Loan Bank	146,957	156,067
Securities sold under repurchase agreements	38,884	49,454
Subordinated debentures	36,083	36,083
Advance payments by borrowers	474	652
Other liabilities	17,421	16,073

Total liabilities	1,780,054	1,728,241

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $1,000 per share, net of discount	36,172	36,133
Preferred stock, no par value per share:
5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share:
20,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 8,117,120 and 8,117,120 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	140,510	140,449
Accumulated other comprehensive income (loss), net of tax of ($1,122) and ($1,025), respectively	(2,084)	(1,904)
Retained earnings	127,643	126,114
Treasury stock, at cost, 4,622,376 and 4,622,376 shares respectively	(72,638)	(72,638)

Total stockholders’ equity	230,608	229,159

Total liabilities and stockholders’ equity	$2,010,662	$1,957,400

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Interest Income
Loans	$23,377	$22,812
Investment securities:
Taxable	1,083	1,149
Non-taxable	409	336
Interest-bearing deposits	14	99
FHLB stock dividends	239	243

Total interest income	25,122	24,639
Interest Expense
Deposits	7,183	8,670
FHLB advances and other	1,319	1,655
Subordinated debentures	426	529
Notes payable	157	194

Total interest expense	9,085	11,048

Net interest income	16,037	13,591
Provision for loan losses	2,746	1,058

Net interest income after provision for loan losses	13,291	12,533
Non-interest Income
Service fees and other charges	3,086	2,623
Insurance and investment sales commission income	1,523	1,936
Mortgage banking income	2,714	1,114
Gain on sale of non-mortgage loans	55	35
Loss on sale or write-down of securities	—	(81)
Impairment on available-for-sale securities (includes total losses of $846 for 2009, net of $174 recognized in other comprehensive income, pre-tax)	(672)	—
Trust income	102	111
Income from Bank Owned Life Insurance	59	273
Other non-interest income	(63)	4

Total non-interest income	6,804	6,015
Non-interest Expense
Compensation and benefits	7,365	7,124
Occupancy	2,117	1,669
FDIC insurance premium	567	35
State franchise tax	501	494
Data processing	1,054	1,029
Acquisition related charges	—	750
Amortization of intangibles	391	191
Other non-interest expense	3,001	2,184

Total non-interest expense	14,996	13,476

Income before income taxes	5,099	5,072
Federal income taxes	1,691	1,653

Net Income	$3,408	$3,419

Dividends accrued on preferred shares	$(463)	$—
Accretion on preferred shares	$(38)	$—

Net income applicable to common shares	$2,907	$3,419

Earnings per common share (Note 8)
Basic	$0.36	$0.48
Diluted	$0.36	$0.47
Dividends declared per share (Note 7)	$0.17	$0.26
Average shares outstanding (Note 8)
Basic	8,117	7,195
Diluted	8,117	7,241

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statement of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$229,159	$165,954

Comprehensive income:
Net income	3,408	3,419
Other comprehensive income (loss) (Note 3)	(180)	(331)

Total comprehensive income	3,228	3,088
ESOP shares released	—	552
Stock option expense	64	54
Tax benefit of employee plans	—	55
Shares issued under stock option plans	—	556
Treasury shares repurchased	—	(462)
Acquisition of Pavilion Bancorp	—	27,139
Preferred stock dividends accrued	(463)	—
Common cash dividends declared (Note 7)	(1,380)	(2,101)

Balance at end of period	$230,608	$194,835

See Accompanying Notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net cash provided by (used in) operating activities	$(4,963)	$2,360

Investing Activities
Proceeds from maturities of held-to-maturity securities	33	36
Proceeds from maturities of available-for-sale securities	3,300	8,394
Proceeds from sale of real estate and other assets held for sale	593	235
Net cash paid for in acquisition of Pavilion Bancorp, Inc.	—	(23,585)
Proceeds from sale of non-mortgage loans	1,764	2,750
Purchases of available-for-sale securities	(9,260)	(11,024)
Purchases of office properties and equipment	(557)	(1,628)
Net (increase) decrease in loans receivable	25,720	(13,720)

Net cash provided by (used in) investing activities	21,593	(38,542)

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	70,212	(13,453)
Repayment of Federal Home Loan Bank long-term advances	(10)	(222)
Net decrease in Federal Home Loan Bank short-term advances	(9,100)	(500)
Proceeds from Federal Home Loan Bank long-term advances	—	19,000
Decrease in securities sold under repurchase agreements	(10,570)	(940)
Net increase in short-term borrowings	—	10,000
Purchase of common stock for treasury	—	(462)
Cash dividends paid on common stock	(1,380)	(1,826)
Cash dividends paid on preferred stock	(361)	—
Proceeds from exercise of stock options	—	555
Excess tax benefits from exercise of stock options	—	55

Net cash provided by (used in) financing activities	48,791	12,207

Increase (decrease) in cash and cash equivalents	65,421	(23,975)
Cash and cash equivalents at beginning of period	46,152	65,553

Cash and cash equivalents at end of period	$111,573	$41,578

Supplemental cash flow information:
Interest paid	$8,994	$10,817

Income taxes paid	$1,500	$1,230

Transfers from loans to other real estate owned and other assets held for sale	$1,734	$19

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at March 31, 2009 and 2008)

1. Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance & Investments (“First Insurance”). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance & Investments is an insurance agency that does business in the Defiance and Bowling Green, Ohio areas offering property and casualty, and group health, and life insurance products.

The consolidated condensed statement of financial condition at December 31, 2008 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2009 and for the three month period ended March 31, 2009 and 2008 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.

2. Significant Accounting Policies

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

Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income until realized. Realized gains and losses are included in gains (losses) on securities. Realized gains and losses on securities sold are recognized on the trade date based on the specific identification method.

Interest income includes amortization of purchase premiums and discounts. Securities with unrealized losses are reviewed quarterly to determine if impairment is other-than-temporary. In performing this review management considers the length of time and extent that fair value has been less than cost, the financial condition of the issuer, the impact of changes in market interest rates on market value and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the fair value of a security is less than amortized cost and the impairment is determined to be other-than-temporary, it is reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income.

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

Quantitative thresholds of SFAS 131, Disclosures about Segments of an Enterprise and Related Information are monitored. For the quarter ended March 31, 2009, the reported revenue for First Insurance was 6.4% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the quarter ended March 31, 2009 was 8.9% of consolidated net income. Total assets of First Insurance at March 31, 2009 were 0.4% of total assets. First Insurance does not meet any of the quantitative thresholds of SFAS 131. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Income Taxes

The Company’s effective tax rate differs from the statutory 35% federal tax rate primarily because of the volatility of income tax expense attributable to the change in income before income taxes and the impact of the Company’s tax exempt income on obligations of state and political subdivisions. In accordance with Accounting Principles Board Opinion No. 28, income tax expense should be recorded using the Company’s best estimate of the effective tax rate for a full year. With the other-than-temporary impairment charge recorded for the Company’s trust preferred collateralized debt obligations and the higher than anticipated provisions for loan losses being necessary, the Company’s pre-tax income is lower than expected. As a result, the Company’s tax exempt income has had a larger impact than originally estimated and resulted in a lower expected tax rate for the first quarter ended March 31, 2009.

Reclassifications

Some items in the prior financial statements were reclassified to conform to the current presentation.

New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is not expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. See Note 17 to the consolidated financial statements for the impact on the Company of adopting SFAS 161.

Financial Accounting Standards Board Staff Positions and Interpretations

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP SFAS 157-4 is effective for the Company for interim and annual reporting periods ending after June 15, 2009, applied prospectively; early adoption is permitted for periods ending after March 15, 2009. The Company elected to early adopt FSP SFAS 157-4 and it did not have a significant impact on the Company’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 is effective for the Company for interim and annual reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. See Note 9 to the consolidated financial statements for the impact on the Company of adopting FSP No. 115-2 and FAS 124-2.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP SFAS 107-1 and APB 28-1 is effective for the Company for interim and annual reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. The Company elected to early adopt FSP SFAS 107-1 and APB 28-1 and the new interim disclosures are included in the Company’s interim financial statements as of March 31, 2009.

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (“OCI”). Other comprehensive income includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in other comprehensive income are reported net of tax. Following is a summary of other comprehensive income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income	$3,408	$3,419
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	(846)	—
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	672	—

Other-than-temporary impairment on available-for-sale securities recorded in OCI	(174)	—

Unrealized holding gains (losses) on available-for-sale securities arising during the period	(103)	(588)
Reclassification adjustment for (gains) losses realized in income	—	81

Net unrealized gains (losses)	(103)	(507)
Income tax effect	97	176

Total other comprehensive loss	(180)	(331)

Comprehensive income	$3,228	$3,088

The following table summarizes the changes within each classification of accumulated comprehensive income for the three months ended March 31, 2009 and 2008:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at December 31, 2008	$(1,100)	$(804)	$(1,904)
Other comprehensive income (loss)	(852)	—	(852)
Other-than-temporary impairment on available-for-sale securities realized in income relating to credit loss	672	—	672

Balance at March 31, 2009	$(1,280)	$(804)	$(2,084)

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at December 31, 2007	$364	$(779)	$(415)
Other comprehensive income (loss)	(431)	—	(431)
Other-than-temporary impairment on available-for-sale securities realized in income relating to credit loss	100	—	100

Balance at March 31, 2008	$33	$(779)	$(746)

4. Fair Value

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

Available for sale securities. Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service which uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include other federal agency securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities and municipal securities. Securities in Level 3 include trust preferred securities.

Impaired loans. Impaired loans are reported at the fair value of the underlying collateral, if repayment is expected solely from collateral. Impaired loans are valued using Level 3 inputs.

Mortgage servicing rights. Mortgage servicing rights are reported at fair value utilizing Level 2 inputs. MSRs are valued by a third party consultant using a proprietary cash flow valuation model.

Mortgage banking derivative. The fair value of mortgage banking derivatives are based on derivative valuation models using market data inputs as of the valuation date (Level 2).

Real estate held for sale. Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities	$48	$120,214	$2,371	$122,633
Mortgage derivative – asset	—	2,097	—	2,097
Mortgage derivative – liability		711		711

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities	$49	$113,653	$3,873	$117,575
Mortgage derivative – asset	—	1,264	—	1,264
Mortgage derivative – liability		166		166

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2009	$3,873
Total gains or losses (realized/unrealized) Included in earnings	(672)
Included in other comprehensive income (presented gross of taxes)	(824)
Purchases, issuances, and settlements	(6)
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2009	$2,371

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$15,235	$15,235
Mortgage servicing rights	—	6,957	—	6,957
Real estate held for sale	—	—	1,206	1,206

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$14,782	$14,782
Mortgage servicing rights	—	6,611	—	6,611
Real estate held for sale	—	—	90	90

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15,235,000, with a valuation allowance of $6,330,000. A provision expense of $767,000 was included in earnings for the period.

Mortgage servicing rights which are carried at lower of cost or fair value were written down to fair value of $6,957,000, resulting in a valuation allowance of $2,622,000. A recovery of $169,000 was included in earnings for the period.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $289,000 for the three months ended March 31, 2009 which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FSP FAS 107-1, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2009 and December 31, 2008. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance Financial Corp.

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

The carrying value of Subordinated Debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2009.

	March 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Values	Carrying Value	Estimated Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$111,573	$111,573	$46,152	$46,152
Investment securities	123,486	123,520	118,461	118,492
Loans, net, including loans held for sale	1,583,791	1,589,340	1,603,603	1,619,409

	1,818,850	$1,824,433	1,768,216	$1,784,053

Other assets	191,812		189,184

Total assets	$2,010,662		$1,957,400

Liabilities and stockholders’ equity:
Deposits	$1,540,235	$1,547,040	$1,469,912	$1,476,135
Advances from Federal Home Loan Bank	146,957	152,205	156,067	162,776
Subordinated debentures	36,083	37,110	36,083	40,282
Short term borrowings and other interest bearing liabilities	38,884	38,884	49,454	49,454
Advance payments by borrowers for taxes and insurance	474	474	652	652

	1,762,633	$1,775,713	1,712,168	$1,729,299

Other liabilities	17,421		16,073

Total liabilities	1,780,054		1,728,241
Stockholders’ equity	230,608		229,159

Total liabilities and stockholders’ equity	$2,010,662		$1,957,400

5. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. As of March 31, 2009, 437,550 options (425,550 for employees and 12,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Three months ended March 31,
	2009		2008
	Options Outstanding	Weighted Average Option Prices	Options Outstanding	Weighted Average Option Prices
Options outstanding, beginning of period	439,800	$20.58	418,339	$20.79
Forfeited or cancelled	(2,250)	23.50	(6,102)	26.19
Exercised	—	—	(37,486)	14.82
Granted	—	—	—	—

Options outstanding, end of period	437,550	$20.56	374,751	$21.30

Vested or expected to vest at period end	417,056	$20.48

Exercisable at period end	252,350	$19.55

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended March 31,
	2009	2008
Cash received from option exercises	$—	$555,355
Tax benefit realized from option exercises	—	54,589
Intrinsic value of options exercised	—	216,407

As of March 31, 2009, there was $483,000 of total unrecognized compensation costs related to nonvested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 2.9 years.

As of March 31, 2009 there were 149,100 shares available for grant under the Company’s stock option plans.

There were no options granted to employees or directors during the three month periods ended March 31, 2009 or 2008.

6. Acquisitions

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

During the three months ended March 31, 2008, First Defiance recognized $750,000 of acquisition related charges relating to retention bonuses, termination of certain contracts, professional services, start-up costs of system conversions, supplies, and other non-recurring costs associated with the completion of the acquisition and the transition of operations.

7. Dividends on Common Stock

As of March 31, 2009, First Defiance had declared a quarterly cash dividend of $.17 per common share for the first quarter of 2009, payable on April 24, 2009. As a result of the Company’s participation in the Capital Purchase Program, First Defiance is prohibited, without prior approval from the U.S. Treasury, from paying a quarterly dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

8. Earnings Per Share

Basic earnings per share as disclosed under SFAS No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2009 and 2008. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan (“ESOP”) in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants (“AICPA”). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee’s individual account. In the calculation of diluted earnings per share for the three month periods ended March 31, 2009 and 2008, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended March 31,
	2009	2008
Numerator for basic and diluted earnings per common share – net income less dividend for and accretion of preferred stock	$2,907	$3,419
Denominator:
Denominator for basic earnings per common share – weighted average shares	8,117	7,195
Effect of warrants	—	—
Effect of employee stock options	—	46

Denominator for diluted earnings per common share	8,117	7,241

Basic earnings per common share	$0.36	$0.48

Diluted earnings per common share	$0.36	$0.47

Shares under option of 198,501 in the first quarter of 2008 were excluded from the diluted earnings per common share calculation as they were anti-dilutive. There were no options excluded in the first quarter of 2009.

9. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2009
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$18,197	$451	$(5)	$18,643
Mortgage-backed securities	32,284	1,389	—	33,673
REMICs	3,970	136	—	4,106
Collateralized mortgage obligations	21,316	696	(183)	21,829
Trust preferred stock and preferred stock	7,361	—	(4,942)	2,419
Obligations of state and political subdivisions	41,474	892	(403)	41,963

Totals	$124,602	$3,564	$(5,533)	$122,633

Held-to-Maturity Securities:
FHLMC certificates	$116	$6	$—	$122
FNMA certificates	377	2	(2)	377
GNMA certificates	120	2	—	122
Obligations of state and political subdivisions	240	26	—	266

Totals	$853	$36	$(2)	$887

At December 31, 2008
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$14,180	$505	$—	$14,685
Mortgage-backed securities	34,232	1,137	(3)	35,366
REMICs	4,041	118	—	4,159
Collateralized mortgage obligations	22,196	486	(252)	22,430
Trust preferred stock and preferred stock	8,038	—	(4,116)	3,922
Obligations of state and political subdivisions	36,581	754	(322)	37,013

Totals	$119,268	$3,000	$(4,693)	$117,575

Held-to-Maturity Securities:
FHLMC certificates	$141	$5	$—	$146
FNMA certificates	378	1	(2)	377
GNMA certificates	127	1	—	128
Obligations of state and political subdivisions	240	26	—	266

Totals	$886	$33	$(2)	$917

The amortized cost and fair value of securities at March 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. The MBS, CMO and REMIC securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,899	$1,928	$60	$62
Due after one year through five years	17,734	18,261	180	204
Due after five years through ten years	9,853	10,063	—	—
Due after ten years	37,546	32,773	—	—
MBS/CMO/REMIC	57,570	59,608	613	621

	$124,602	$122,633	$853	$887

Investment securities with a carrying amount of $93.1 million at March 31, 2009 were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances and for other purposes required or permitted by law.

As of March 31, 2009, the Company’s investment portfolio consisted of 280 securities, 55 of which were in an unrealized loss position.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at March 31, 2009:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At March 31, 2009
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$2,036	$(5)	$—	$—	$2,036	$(5)
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations and REMICs	—	—	676	(183)	676	(183)
Trust preferred stock and preferred stock	329	(822)	2,090	(4,120)	2,419	(4,942)
Obligations of state and political subdivisions	8,221	(189)	2,587	(214)	10,808	(403)
Held to maturity securities:
Mortgage-backed securities	88	(2)	68	—	156	(2)

Total temporarily impaired securities	$10,674	$(1,018)	$5,421	$(4,517)	$16,095	$(5,535)

With the exception of Trust Preferred Stock, the above securities all have fixed interest rates, and all securities have defined maturities. Their fair value is sensitive to movements in the market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequent when economic or market conditions warrant such an evaluation. The investment portfolio is evaluated for OTTI by segregating the portfolio into two general segments. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and the newly adopted FSP SFAS 115-2 and SFAS 124-2. Certain collateralized debt obligations are evaluated for OTTI under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

Management’s analysis in the first quarter of 2009 deemed that the value of seven trust preferred collateralized debt obligations (“CDOs”) were other-than-temporarily impaired. These seven securities had other-than-temporary impairment losses of $846,000, of which $672,000 was recorded as an expense and $174,000 was recorded in other comprehensive income. As required under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. Four of these securities remained classified as available for sale and three of the securities were totally written off at March 31, 2009.

Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has determined: 1) The few observable transactions and market quotations that are available are not reliable for purposed of determining fair value at March 31, 2009; 2) An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than the market approach valuation used at the prior measurement dates and 3) The Company’s CDOs will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

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

The following table details the seven securities with other-than-temporary impairment, their Moody’s credit rating at March 31, 2009 and the related credit losses recognized in earnings (In Thousands):

	Preferred Term VI	TPREF Funding II	Alesco Preferred Funding	Alesco Preferred Funding XVIA C	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX

	Rated B3	Rated Ba3	Rated Ba1	Rated Ba2	Rated Ca	Not Rated	Not Rated	Total
Amount of OTTI related to credit loss at January 1, 2009	$—	$—	$—	$—	$488	$428	$440	$1,356
Addition	15	1	212	25	369	25	25	672

Amount of OTTI related to credit loss at March 31, 2009	$15	$1	$212	$25	$857	$453	$465	$2,028

Sales and write-downs of available for sale securities were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Proceeds	$—	$—
Gross realized gains	—	—
Gross realized losses	—	—
Other-than-temporary impairment charges	(672)	(100)

There were no security sales in first quarter of 2009 and for the same period in 2008. There were no gross gains or losses from calls of securities available for sale during the first quarter of 2009. Gross gains from calls of securities available for sale during the first quarter of 2008 were $19,000 and gross losses of $0.

10. Loans

Loans receivable consist of the following (in $000s):

	March 31, 2009	December 31, 2008
Real Estate:
One-to-four family residential	$241,119	$251,807
Construction	50,534	72,938
Non-residential and multi-family	764,841	755,740

	1,056,494	1,080,485

Other Loans:
Commercial	350,070	356,574
Consumer finance	38,676	41,012
Home equity and improvement	156,668	161,106

	545,414	558,692

Total real estate and other loans	1,601,908	1,639,177
Deduct:
Loans in process	14,954	20,892
Net deferred loan origination fees and costs	1,057	1,050
Allowance for loan loss	25,694	24,592

Totals	$1,560,203	$1,592,643

Changes in the allowance for loan losses were as follows (in $000s):

	Three Months ended March 31,
	2009	2008
Balance at beginning of period	$24,592	$13,890
Provision for loan losses	2,746	1,058
Reserve acquired from Pavilion	—	4,099
Charge-offs:
One-to-four family residential real estate	148	57
Non-residential and multi-family real estate	669	464
Commercial	702	—
Home equity and improvement	130	72
Consumer finance	123	27

Total charge-offs	1,772	620
Recoveries	128	129

Net charge-offs	1,644	491

Ending allowance	$25,694	$18,556

The following table presents the aggregate amounts of non-performing assets, comprised of non-accrual loans and real estate owned on the dates indicated:

	March 31, 2009	December 31, 2008
	(in thousands)
Non-accrual loans	$29,473	$28,017
Loans over 90 days past due and still accruing	—	—
Troubled debt restructuring, still accruing	7,199	6,250

Total non-performing loans	36,672	$34,267
Real estate owned (REO)	7,839	7,000

Total non-performing assets	$44,511	$41,267

11. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Gain from sale of mortgage loans	$2,813	$1,143
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	689	465
Amortization of mortgage servicing rights	(957)	(352)
Mortgage servicing rights valuation adjustments	169	(142)

	(99)	(29)

Net revenue from sale and servicing of mortgage loans	$2,714	$1,114

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.1 billion for both March 31, 2009 and March 31, 2008.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,403	$6,089
Loans sold, servicing retained	1,134	1,450
Fair value of servicing assets acquired from Pavilion	—	3,130
Amortization	(957)	(1,266)

Carrying value before valuation allowance at end of period	9,580	9,403

Valuation allowance:
Balance at beginning of period	(2,792)	(116)
Impairment recovery (charges)	169	(2,676)

Balance at end of period	(2,623)	(2,792)

Net carrying value of MSRs at end of period	$6,957	$6,611

Fair value of MSRs at end of period	$6,957	$6,611

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

12. Deposits

A summary of deposit balances is as follows (in thousands):

	March 31, 2009	December 31, 2008
Non-interest-bearing checking accounts	$163,855	$176,063
Interest-bearing checking and money market accounts	413,104	374,488
Savings accounts	132,590	132,146
Retail certificates of deposit less than $100,000	608,811	578,244
Retail certificates of deposit greater than $100,000	171,588	170,485
Brokered or national certificates of deposit	50,287	38,486

	$1,540,235	$1,469,912

13. Borrowings

First Defiance’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
FHLB Advances:
Overnight borrowings	$—	$9,100
Single maturity fixed rate advances	35,000	10,000
Single maturity LIBOR based advances	20,000	45,000
Putable advances	64,000	64,000
Strike-rate advances	27,000	27,000
Amortizable mortgage advances	957	967

Total	$146,957	$156,067

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $14.0 million of the putable advances with a weighted average rate of 2.69% are not yet callable by the FHLB. The call dates for these advances range from January 14, 2010 to February 11, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $50.0 million of putable advances with a weighted average rate of 5.01%. The maturity dates of these advances range from September 1, 2010 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at March 31, 2009 was 1.19%. The weighted average rate of the strike-rate advances is 4.18% and the maturity dates range from March 8, 2011 to February 25, 2013.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.70% and 3.38% on March 31, 2009 and December 31, 2008 respectively.

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

A summary of all junior debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	March 31, 2009	December 31, 2008
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464

Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	March 31, 2009		December 31, 2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$40,328	$52,649	$22,710	$70,114
Unused lines of credit	40,471	202,611	44,535	211,291
Standby letters of credit	80	17,762	67	18,860

Total	$80,879	$273,022	$67,312	$300,265

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $101.4 million and $72.9 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at March 31, 2009 and December 31, 2008, respectively.

15. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 16 in the financial statements included in First Defiance’s 2008 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In Thousands)
Service cost-benefits attributable to service during the period	$15	$13
Interest cost on accumulated postretirement benefit obligation	40	37
Net amortization and deferral	14	15

Net periodic postretirement benefit cost	$69	$65

16. Income Taxes

The Company’s effective tax rate for the first quarter ended March 31, 2009 was 33.16% compared to 32.59% for the same period in 2008.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for the years before 2005.

17. Derivative Financial Instruments

The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” at the beginning of the first quarter of 2009, and has included here the expanded disclosures required by that statement.

Mortgage Banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. The fair value of the Company’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.

The table below provides data about the carrying values of derivative instruments:

	March 31, 2009			December 31, 2008
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$2,097	$(711)	$1,386	$1,264	$(166)	$1,098

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Gain or (Loss) Three Months Ended
	March 31, 2009	March 31, 2008
	(In Thousands)
Derivatives designated as hedging instruments
Mortgage Banking Derivatives	$288	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company which conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services through 35 full-service branches in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. On March 14, 2008, First Defiance completed the acquisition of Pavilion Bancorp, Inc. (“Pavilion”), which added eight banking centers in southeast Michigan, expanding the Company’s reach to markets adjacent to its existing branch network. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s offices in Defiance and Bowling Green, Ohio while investment and annuity products are sold through registered investment representatives located at certain First Federal banking center locations.

First Defiance invests in U.S. Treasury and federal government agency obligations, obligations of municipal and other political subdivisions, mortgage-backed securities which are issued by federal agencies, corporate bonds, and collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $853,000 at March 31, 2009. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $122.6 million at March 31, 2009. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($18.6 million), certain municipal obligations ($42.0 million), CMOs and REMICs ($25.9 million), mortgage backed securities ($33.7 million) and preferred stock ($2.4 million).

In accordance with FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, Federal Home Loan Bank advances, and other borrowings. The Company’s non-interest income is mainly derived from service fees and other charges, mortgage banking income, and insurance commissions. First Defiance’s earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

Participation in the U.S. Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which creates the Troubled Asset Relief Program (“TARP”) and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (“CPP”) was announced by the U.S. Treasury on October 14, 2008 as part of TARP. Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

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

Forward-Looking Information

Certain statements contained in this quarterly report are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, or “continue” or the negative thereof or other variations thereon or comparable terminology are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors.

Changes in Financial Condition

At March 31, 2009, First Defiance’s total assets, deposits and stockholders’ equity amounted to $2.01 billion, $1.54 billion and $230.6 million, respectively, compared to $1.96 billion, $1.47 billion and $229.2 million, respectively, at December 31, 2008.

Net loans receivable (excluding loans held for sale) decreased $32.4 million to $1.56 billion at March 31, 2009 compared to $1.59 billion at December 31, 2008. The decrease in loans receivable between December 31, 2008 and March 31, 2009 included decreases in commercial loans (down $6.5 million), one-to-four family residential real estate loans (down $10.7 million), home equity and improvement loans (down $4.4 million), construction loans (down $22.4 million), and consumer loans (down $2.3 million) while non-residential and multi-family loans increased $9.1 million.

The investment securities portfolio increased $5.0 million to $123.5 million at March 31, 2009 from $118.5 million at December 31, 2008. The increase is the result of $9.3 million of securities being purchased during the first three months of 2009 mostly offset by $350,000 of securities being matured or called in the period and principal pay downs of $3.0 million in CMOs and mortgage-backed securities. The unrealized loss in the investment portfolio increased $276,000 to $2.0 million at March 31, 2009 from $1.7 million at December 31, 2008.

Deposits increased from $1.47 billion at December 31, 2008 to $1.54 billion as of March 31, 2009. Of the $70.3 million increase, interest-bearing demand deposits and money market accounts increased $38.6 million to $413.1 million, retail time deposits increased $31.7 million to $780.4 million, savings accounts increased $444,000 to $132.6 million, and broker/national certificates of deposit increased $11.8 million to $50.3 million. These increases were slightly offset by a decline in non-interest bearing checking accounts of $12.2 million to $163.9 million.

The FHLB advances decreased $9.1 million to $147.0 million at March 31, 2009 from $156.1 million at December 31, 2008. The decrease is attributable to a $9.1 million decrease in overnight advances due in large from the growth in deposits.

Stockholders’ equity increased from $229.2 million at December 31, 2008 to $230.6 million at March 31, 2009. The increase is primarily the result of recording net income of $3.4 million partially offset by $2.1 million of cash dividends declared on common stock and $463,000 of accrued dividends on preferred stock.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. The table reports interest income from tax-exempt loans and investments on a tax-equivalent basis. All average balances are based upon daily balances.

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,596,592	$23,405	5.95%	$1,326,468	$22,826	6.92%
Securities	119,314	1,721	5.78	116,717	1,675	5.77
Interest-earning deposits	44,737	14	0.13	14,087	99	2.83
FHLB stock and other	21,376	239	4.53	18,610	243	5.25

Total interest-earning assets	1,782,019	25,379	5.77	1,475,882	24,843	6.77
Non-interest-earning assets	202,966			169,554

Total assets	$1,984,985			$1,645,436

Interest-bearing liabilities:
Deposits	$1,348,178	$7,183	2.16%	$1,111,711	$8,670	3.14%
FHLB advances and other	147,091	1,319	3.64	146,520	1,655	4.54
Notes payable	39,532	157	1.61	25,958	194	3.01
Subordinated debentures	36,251	426	4.77	36,281	529	5.86

Total interest-bearing liabilities	1,571,052	9,085	2.35	1,320,470	11,048	3.37
Non-interest bearing deposits	165,881	—		124,643	—

Total including non-interest bearing demand deposits	1,736,933	9,085	2.12	1,445,113	11,048	3.07
Other non-interest-bearing liabilities	17,953			28,630

Total liabilities	1,754,886			1,473,743
Stockholders’ equity	230,099			171,693

Total liabilities and stock- holders’ equity	$1,984,985			$1,645,436

Net interest income; interest rate spread		$16,294	3.42%		$13,795	3.40%

Net interest margin (3)			3.71%			3.76%

Average interest-earning assets to average interest-bearing liabilities			113%			112%

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2009 was $3.41 million compared to income of $3.42 million for the comparable period in 2008. Net income applicable to common shares was $2.91 million for the first quarter of 2009. On a per share basis, basic and diluted earnings per common share for the three months ended March 31, 2009 were both $0.36, compared to basic and diluted earnings per common share of $0.48 and $0.47, respectively, for the quarter ended March 31, 2008.

Net Interest Income.

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is the Company’s largest source of revenue, representing 70.2% of total revenue during the first quarter of 2009. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The federal funds rate, which is the cost of immediately overnight funds and established by the Federal Reserve Board’s Open Market Committee, began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 0.25%. During the first quarter of 2009, the federal funds rate did not change ending the quarter at 0.25%. The federal funds rate drives the Company’s prime rate, which is used to price a substantial balance of loans in the commercial and home equity portfolios. The prime interest rate began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 3.25%. During the first quarter of 2009, the prime interest rate did not change ending the quarter at 3.25%. First Defiance effectively managed the impact of the change in the prime rate by reducing its deposit rates and by changing the mix of its interest-bearing liabilities.

Net interest income was $16.0 million for the first quarter of 2009 compared to $13.6 million in the first quarter of 2008. For the first quarter of 2009, total interest income was $25.1 million, a $483,000 increase over the first quarter of 2008. The 2008 results only included seventeen days of the Pavilion acquisition as this acquisition closed on March 14, 2008.

Interest expense was $9.1 million for the first quarter of 2009 compared to $11.0 million in the first quarter of 2008. The majority of the decrease in interest expense occurred in interest-bearing deposits, where despite average balances increasing $236.5 million to $1.35 billion for the first quarter of 2009, the cost of that funding decreased 0.98% between the 2008 and 2009 first quarters, to 2.16% from 3.14%. The decrease in interest expense was also impacted by the aforementioned closing of the Pavilion acquisition.

Net interest margin for the quarter ended March 31, 2009 was 3.71%, a 0.05% decline from the 2008 first quarter margin of 3.76%. The Company’s interest rate spread improved to 3.42% in the 2009 first quarter compared to 3.40% in the same 2008 quarterly period. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Provision for Loan Losses.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. The provision for loan losses was $2.7 million in the first quarter of 2009 compared to $1.1 million for the first quarter of 2008. The period over period increase was primarily due to the deterioration of a number of large credits in the commercial portfolio as well as increases in reserves on loans with existing reserves based on declining collateral values. Charge-offs for the first quarter of 2009 were $1.8 million and recoveries of previously charged off loans totaled $128,000 for net charge-offs of $1.6 million. By comparison, $620,000 of charge-offs were recorded in the 2008 first quarter and $129,000 of recoveries were realized for net charge-offs of $491,000. As a percentage of average loans, annualized net charge-offs were 0.41% for the first quarter of 2009 compared to 0.15% in the same period in 2008.

Non-performing assets, which include non-accrual loans, accruing restructured loans and real estate owned, increased to $44.5 million at March 31, 2009 from $17.7 million at March 31, 2008 and from $41.3 million at December 31, 2008. Non-performing assets and asset quality ratios for First Defiance were as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)
Non-accrual loans	$29,473	$28,017
Restructured loans, accruing	7,199	6,250

Total non-performing loans	$36,672	$34,267
Real estate owned (REO)	7,839	7,000

Total non-performing assets	$44,511	$41,267

Allowance for loans losses as a percentage of total loans	1.62%	1.52%
Allowance for loan losses as a percentage of non-performing assets	57.73%	59.59%
Allowance for loan losses as a percentage of non-performing loans	70.06%	71.77%
Total non-performing assets as a percentage of total assets	2.21%	2.11%
Total non-performing loans as a percentage of total loans	2.28%	2.10%

Of the $29.5 million in non-accrual loans, $6.3 million were 1-4 family residential loans, $22.5 million were commercial or commercial real estate loans and $0.7 million were home equity or consumer loans.

First Federal Bank’s Asset Review Committee meets monthly to review the status of work-out strategies for all criticized relationships, which include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Asset Review Committee makes recommendations regarding required allowances and proposed charge-offs which are approved by the Senior Loan Committee (in the case of charge-offs) or the Loan Loss Reserve Committee (in the case of specific allowances). At March 31, 2009 the specific allowance for loan losses recorded against the $22.5 million of non-accrual commercial and commercial real estate loans totaled $5.54 million. In management’s opinion, the allowance for loan losses is appropriate. The allowance for loan losses at March 31, 2009 was $25.7 million compared to $24.6 million at December 31, 2008.

Non-Interest Income.

Total non-interest income increased to $6.8 million in the first quarter of 2009, compared with $6.0 million in the same period in 2008. Non-interest income was impacted by the Pavilion results which were included in the last 17 of the 91 day quarter in 2008.

Service Fees. Service fees and other charges increased by $463,000 or 17.6% in the 2009 first quarter compared to the same period in 2008. The increase was primarily related to fees earned on debit cards and NSF’s mainly due to the aforementioned Pavilion acquisition only impacting 17 days of the first quarter of 2008.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore are deemed to be non-interest income rather than interest income. Fee income related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $1.9 million for the quarter ended March 31, 2009 compared to $1.7 million for the same period of 2008.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $1.6 million to $2.7 million for the first quarter of 2009 compared to $1.1 million for the same period of 2008. Gains realized from the sale of mortgage loans more than doubled in the first quarter of 2009 to $2.8 million from $1.1 million in the first quarter of 2008. Mortgage loan servicing revenue increased by $224,000 or 48.2% in the first quarter of 2009 compared to the first quarter of 2008. The increases in gains and servicing revenue were partially offset by increases of $605,000 for the amortization of mortgage servicing rights. The Company had a positive valuation adjustment of $169,000 in the first quarter of 2009 compared to a write-down of $142,000 in the first quarter of 2008. The mortgage servicing rights valuation is a reflection of the slight increase in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights. The interest rate environment that gives rise to increased mortgage origination activity also typically causes increases in mortgage servicing rights amortization and impairment, creating a natural hedge in the mortgage banking line of business.

Loss on Sale or Write-Down of Securities. Non-interest income also includes investment securities gains or losses. In the first quarter of 2009, First Defiance recognized other-than-temporary impairment (“OTTI”) charges of $672,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. The OTTI charge related to seven Trust Preferred Collateralized Debt Obligation (“CDOs”) investments, including charges of $418,600 on three CDO investments which resulted in the total write-off of those investments that had an original cost of $2.0 million. The remaining OTTI charges of $253,400 were recorded on four CDOs with a remaining book value of $2.4 million. In the first quarter of 2008, management recorded a $100,000 OTTI charge on its investment in the equity notes of two CDOs that have since been were written off and $19,000 in gains from the calls of several securities in the first quarter of 2008. OTTI was determined as a result of additional defaults and deferrals during the period.

Insurance and Investment Sales Commission. Insurance and investment sales commission income decreased $413,000, to $1.5 million in the first quarter of 2009, from $1.9 million during the first quarter of 2008. First Insurance typically recognizes contingent revenues in the first quarter. These revenues are bonuses paid by insurance carriers when the Company achieves certain loss ratios and growth targets. In the first quarter of 2009, First Insurance earned $431,000 of contingent income compared to $784,000 in the same period of 2008.

Non-Interest Expense.

Non-interest expense increased to $15.0 million for the first quarter of 2009 compared to $13.5 million for the same period in 2008. The 2008 first quarter amount includes $750,000 of non-recurring acquisition related charges.

Compensation and Benefits. Compensation and benefits increased to $7.4 million for the quarter ended March 31, 2009 from $7.1 million for the same period in 2008. The increase is mainly attributable to having a full quarter of expenses compared to the 17 post-acquisition days of operating the former Pavilion offices.

Occupancy. Occupancy costs increased $448,000 in the first quarter of 2009 primarily due to the additional expenses related to the Pavilion acquisition. Such expense increases were office building repairs and maintenance, janitorial, real-estate taxes, utility expenses and depreciation expense.

FDIC insurance premium. FDIC insurance expense increased to $567,000 in the first quarter of 2009 from $35,000 in the same period of 2008. This was the result of the FDIC rate increase in 2009 coupled with the one-time assessment credit, which began in 2007, that offset all of the FDIC quarterly multiplier expense in the first quarter of 2008.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $1.0 million to $4.9 million for the quarter ended March 31, 2009 from $3.9 million for the same period in 2008. Significant increases between the 2009 and 2008 first quarters include an increase in collection expenses of $516,000 for other real estate owned and repossessed assets. Amortization of intangibles increased $200,000 due to recording amortization expense of the core deposit and customer relationship intangible in conjunction with the Pavilion acquisition. There were various other increases such as telephone, branch courier, insurance, DDA charge-offs that were due in large from a full quarters worth of expenses related to the Pavilion acquisition. These costs were partially offset by a decrease in office supply expense (down $24,000) and postage (down $55,000) as a direct result of management’s cost control initiative.

The efficiency ratio for the first quarter of 2009 was 63.09% compared to 67.75% for the first quarter of 2008. If you exclude the impact of the acquisition related costs, the efficiency ratio for the 2008 first quarter was 64.0%.

Income Taxes.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 33.16% for the quarter ended March 31, 2009 compared to 32.59% for the same period in 2008. The effective tax rate is lower than the Company’s statutory 35% rate because it has approximately $42.0 million invested in municipal securities, and $28.8 million of bank owned life insurance which are both exempt from federal tax.

Liquidity and Capital Resources

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $5.0 million of cash used in operating activities during the first three months of 2009. The Company’s cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At March 31, 2009, First Defiance had $93.0 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $260.9 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $101.4 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by March 31, 2010 is $420.0 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal’s compliance with each of the capital requirements at March 31, 2009.

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized

Regulatory capital	$205,005	$205,005	$221,159	$221,159
Minimum required regulatory capital	77,924	97,405	134,318	167,898

Excess regulatory capital	$127,081	$107,600	$86,841	$53,261

Regulatory capital as a percentage of assets (1)	10.52%	10.52%	13.17%	13.17%
Minimum capital required as a percentage of assets	4.00%	5.00%	8.00%	10.00%

Excess regulatory capital as a percentage of assets	6.52%	5.52%	5.17%	3.17%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.95 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.68 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2009.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

As discussed in detail in the 2008 Annual Report on Form 10-K, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 31, 2009 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

Item 4. Controls and Procedures

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A.	Risk Factors

There were no material changes to the risk factors as presented in First Defiance Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

First Defiance did not have any common stock repurchases during the first quarter of 2009, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the Capital Purchase Program prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

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

First Defiance Financial Corp. (Registrant)

Date: May 11, 2009	By:	/s/ William J. Small
William J. Small
Chairman, President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer Treasurer