Form 10-Q
period 2009-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2009-08-10
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,117,520 shares outstanding at August 10, 2009.

FIRST DEFIANCE FINANCIAL CORP.

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$31,606	$40,980
Interest-bearing deposits	57,178	5,172

	88,784	46,152
Securities:
Available-for-sale, carried at fair value	133,009	117,575
Held-to-maturity, carried at amortized cost (fair value $864 and $917 at June 30, 2009 and December 31, 2008, respectively)	831	886

	133,840	118,461
Loans held for sale	23,835	10,960
Loans receivable, net of allowance of $25,840 at June 30, 2009 and $24,592 at December 31, 2008, respectively	1,584,620	1,592,643
Accrued interest receivable	7,023	7,293
Federal Home Loan Bank stock	21,376	21,376
Bank owned life insurance	28,884	28,747
Premises and equipment	46,835	47,756
Real estate and other assets held for sale	8,567	7,000
Goodwill	56,585	56,585
Core deposit and other intangibles	7,598	8,344
Mortgage servicing rights	8,919	6,611
Deferred taxes	52	336
Other assets	6,645	5,136

Total assets	$2,023,563	$1,957,400

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2009	December 31, 2008
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,553,144	$1,469,912
Advances from the Federal Home Loan Bank	146,947	156,067
Securities sold under repurchase agreements	40,284	49,454
Subordinated debentures	36,083	36,083
Advance payments by borrowers	389	652
Other liabilities	14,033	16,073

Total liabilities	1,790,880	1,728,241

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,000,000, net of discount	36,211	36,133
Preferred stock, no par value per share:
5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share:
20,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 8,117,520 and 8,117,120 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	140,567	140,449
Accumulated other comprehensive income (loss), net of tax of ($974) and ($1,025), respectively	(1,813)	(1,904)
Retained earnings	129,344	126,114
Treasury stock, at cost, 4,621,976 and 4,622,376 shares respectively	(72,631)	(72,638)

Total stockholders’ equity	232,683	229,159

Total liabilities and stockholders’ equity	$2,023,563	$1,957,400

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income
Loans	$23,086	$24,506	$46,463	$47,319
Investment securities:
Taxable	996	1,139	2,079	2,287
Non-taxable	478	323	887	660
Interest-bearing deposits	33	15	47	113
FHLB stock dividends	229	254	468	497

Total interest income	24,822	26,237	49,944	50,876
Interest Expense
Deposits	6,859	7,522	14,042	16,193
FHLB advances and other	1,279	1,545	2,598	3,200
Subordinated debentures	369	456	795	984
Notes payable	136	468	293	662

Total interest expense	8,643	9,991	17,728	21,039

Net interest income	16,179	16,246	32,216	29,837
Provision for loan losses	3,965	2,797	6,711	3,855

Net interest income after provision for loan losses	12,214	13,449	25,505	25,982
Non-interest Income
Service fees and other charges	3,326	3,417	6,412	6,039
Insurance commission income	1,293	1,267	2,816	3,202
Mortgage banking income	3,983	1,501	6,697	2,616
Gain on sale of non-mortgage loans	45	8	100	43
Gain on sale or call of securities	125	—	125	19
Impairment on available-for-sale securities (includes total losses of $373 and $1.4 million for the three and six months ended June 30, 2009, plus $502 and $169 of losses recognized from other comprehensive income, respectively, pre-tax)	(875)	(432)	(1,547)	(532)
Trust income	103	118	205	229
Income from Bank Owned Life Insurance	78	254	137	527
Other non-interest income	281	17	218	22

Total non-interest income	8,359	6,150	15,163	12,165
Non-interest Expense
Compensation and benefits	7,585	7,318	14,950	14,441
Occupancy	1,924	1,944	4,041	3,613
FDIC insurance premium	1,497	431	2,064	465
State franchise tax	596	513	1,097	1,007
Data processing	1,176	1,134	2,230	2,163
Acquisition related charges	—	262	—	1,012
Amortization of intangibles	355	420	746	611
Other non-interest expense	3,000	3,493	6,001	5,679

Total non-interest expense	16,133	15,515	31,129	28,991

Income before income taxes	4,440	4,084	9,539	9,156
Federal income taxes	1,539	1,349	3,230	3,002

Net Income	$2,901	$2,735	$6,309	$6,154

Dividends accrued on preferred shares	$(468)	$—	$(930)	$—
Accretion on preferred shares	$(40)	$—	$(78)	$—

Net income applicable to common shares	$2,393	$2,735	$5,301	$6,154

Earnings per common share (Note 8)
Basic	$0.29	$0.34	$0.65	$0.80
Diluted	$0.29	$0.34	$0.65	$0.80
Dividends declared per share (Note 7)	$0.085	$0.26	$0.255	$0.52
Average shares outstanding (Note 8)
Basic	8,117	8,094	8,117	7,662
Diluted	8,182	8,126	8,117	7,701

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$230,608	$194,835	$229,159	$165,954

Comprehensive income:
Net income	2,901	2,735	6,309	6,154
Other comprehensive income (loss) (Note 3)	271	(1,787)	91	(2,117)

Total comprehensive income	3,172	948	6,400	4,037
ESOP shares released	—	—	—	552
Stock option expense	56	60	120	114
Tax benefit of employee plans	—	17	—	72
Shares issued under stock option plans	5	213	5	768
Treasury shares repurchased	—	(163)	—	(625)
Acquisition of Pavilion Bancorp	—	(11)	—	27,128
Preferred stock dividends accrued	(468)	—	(930)	—
Common cash dividends declared (Note 7)	(690)	(2,099)	(2,071)	(4,200)

Balance at end of period	$232,683	$193,800	$232,683	$193,800

See Accompanying Notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net cash provided by operating activities	$117	$3,583

Investing Activities
Proceeds from maturities of held-to-maturity securities	55	81
Proceeds from maturities and pay-downs of available-for-sale securities	10,139	20,529
Proceeds from sale of real estate and other assets held for sale	1,329	2,141
Proceeds from the sale of available-for-sale securities	3,604	—
Net cash paid for acquisition of Pavilion Bancorp, Inc.	—	(23,587)
Proceeds from sale of non-mortgage loans	2,867	3,505
Purchases of available-for-sale securities	(29,958)	(21,884)
Purchases of office properties and equipment	(1,002)	(2,277)
Net increase in loans receivable	(5,749)	(62,621)

Net cash used in investing activities	(18,715)	(84,113)

Financing Activities
Net increase in deposits and advance payments by borrowers	83,098	418
Repayment of Federal Home Loan Bank long-term advances	(20)	(6,389)
Net increase (decrease) in Federal Home Loan Bank short-term advances	(9,100)	33,600
Proceeds from Federal Home Loan Bank long-term advances	—	19,000
Increase (decrease) in securities sold under repurchase agreements	(9,170)	6,738
Net increase in short-term borrowings	—	10,000
Purchase of common stock for treasury	—	(625)
Cash dividends paid on common stock	(2,761)	(3,925)
Cash dividends paid on preferred stock	(822)	—
Proceeds from exercise of stock options	5	768
Excess tax benefits from exercise of stock options	—	72

Net cash provided by (used in) financing activities	61,230	59,657

Increase (decrease) in cash and cash equivalents	42,632	(20,873)
Cash and cash equivalents at beginning of period	46,152	65,553

Cash and cash equivalents at end of period	$88,784	$44,680

Supplemental cash flow information:
Interest paid	$17,585	$21,759

Income taxes paid	$6,000	$4,055

Transfers from loans to other real estate owned and other assets held for sale	$3,610	$1,715

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at June 30, 2009 and 2008)

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

The accompanying consolidated condensed financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

Earnings Per Common Share

Basic earnings per common share is net income applicable to common shares divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, warrants and stock grants. Unreleased shares held by the Company’s Employee Stock Ownership Plan are not included in average shares for purposes of calculating earnings per share. As shares are released for allocation, they are included in the average shares outstanding. All shares under the ESOP plan were allocated as of December 31, 2008.

Comprehensive Income

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on available for sale investment securities and the net unrecognized actuarial losses and unrecognized prior service costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items included in other comprehensive income (loss) are reported net of tax.

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

Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss) until realized. Realized gains and losses are included in gains (losses) on securities. Realized gains and losses on securities sold are recognized on the trade date based on the specific identification method.

Interest income includes amortization of purchase premiums and discounts. Securities with unrealized losses are reviewed quarterly to determine if impairment is other–than-temporary. In performing this review management considers the length of time and extent that fair value has been less than cost, the financial condition of the issuer, the impact of changes in market interest rates on market value and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the fair value of a security is less than amortized cost and the impairment is determined to be other-than-temporary, it is reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income (loss).

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

Goodwill and Other Intangibles

Goodwill results from business acquisitions and represents the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. Identified purchased intangibles, which consist of core deposit intangibles, customer relationship intangibles and non-compete agreements, are recorded at cost or estimated fair value and amortized over their estimated lives, which range from five years for non-compete agreements to 10 to 20 years for core deposit and customer relationship intangibles.

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

Mortgage Banking Derivatives

Commitments to fund mortgage loans (interest rate locks) to be sold in the secondary market and forward commitments for the future delivery of these mortgage loans to the secondary market are accounted for as derivatives not qualifying for hedge accounting. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date of commitments. Changes in the fair values of these derivatives are included in mortgage banking income.

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

Quantitative thresholds of SFAS 131, Disclosures about Segments of an Enterprise and Related Information are monitored. For the six months ended June 30, 2009, the reported revenue for First Insurance was 5.9% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the six months ended June 30, 2009 was 7.3% of consolidated net income. Total assets of First Insurance at June 30, 2009 were 0.4% of total assets. First Insurance does not meet any of the quantitative thresholds of SFAS 131. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Income Taxes

The Company’s effective tax rate differs from the statutory 35% federal tax rate primarily because of the volatility of income tax expense attributable to the change in income before income taxes and the impact of the Company’s tax exempt income on obligations of state and political subdivisions. In accordance with Accounting Principles Board Opinion No. 28, income tax expense should be recorded using the Company’s best estimate of the effective tax rate for a full year. With the other-than-temporary impairment charge recorded for the Company’s trust preferred collateralized debt obligations and the higher than anticipated provisions for loan losses being necessary, the Company’s pre-tax income is lower than expected. This has been mostly offset by the large increase in mortgage banking income. As a result, the Company’s tax exempt income had a larger impact than originally estimated and resulted in a than lower expected tax rate for the second quarter ended June 30, 2009.

Reclassifications

Some items in the prior financial statements were reclassified to conform to the current presentation.

New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 165, “Subsequent Events.” SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release date of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 did not have an impact on the Company’s financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 provides for the FASB Accounting Standards Codification to become the official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAPP). SFAS 168 is effective for the Company for interim and annual periods ending after September 15, 2009.

Financial Accounting Standards Board Staff Positions and Interpretations

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP SFAS 157-4 is effective for the Company for interim and annual reporting periods ending after June 15, 2009, applied prospectively; early adoption is permitted for periods ending after March 15, 2009. The Company elected to early adopt FSP SFAS 157-4 for the period ending March 31, 2009 and it did not have a significant impact on the Company’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 is effective for the Company for interim and annual reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. The Company adopted the FSP effective January 1, 2009. No amounts were reversed for non-credit portion of cumulative other-than-temporary impairment (“OTTI”) charges from previous periods. As a result of implementing the new standard, the amount of OTTI recognized in the first and second quarters of 2009 was $672,000 and $875,000, respectively. Had the standard not been issued, the amount of OTTI that would have been recognized for the first and second quarter if 2009 would have been $2,211,000 and $1,101,000, respectively.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP SFAS 107-1 and APB 28-1 is effective for the Company for interim and annual reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. The Company elected to early adopt FSP SFAS 107-1 and APB 28-1 for the period ending March 31, 2009 and the new interim disclosures are included within Note 4.

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss) (“OCI”). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in other comprehensive income (loss) are reported net of tax. Following is a summary of other comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$2,901	$2,735	$6,309	$6,154
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	(373)	(432)	(1,378)	(532)
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	875	432	1,547	532

Other-than-temporary impairment on available-for-sale securities recorded in OCI	502	—	169	—
Unrealized holding gains (losses) on available-for-sale securities arising during the period	43	(2,954)	98	(3,481)
Reclassification adjustment for (gains) losses realized in income	(125)	—	(125)	19

Net unrealized gains (losses)	(82)	(2,954)	(27)	(3,462)
Income tax effect	(149)	1,167	(51)	1,345

Total other comprehensive income (loss)	271	(1,787)	91	(2,117)

Comprehensive income	$3,172	$948	$6,400	$4,037

The following table summarizes the changes within each classification of accumulated comprehensive income for the six months ended June 30, 2009 and 2008:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2008	$(1,100)	$(804)	$(1,904)
Other comprehensive income (loss), net	91	—	91

Balance at June 30, 2009	$(1,009)	$(804)	$(1,813)

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2007	$364	$(779)	$(415)
Other comprehensive income (loss), net	(2,118)	—	(2,118)

Balance at June 30, 2008	$(1,754)	$(779)	$(2,533)

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

Available for sale securities. Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service which uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include other federal agency securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. Based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks. The Company used an independent third party which is described further in Note 9.

Impaired loans. Impaired loans are reported at the fair value of the underlying collateral, if repayment is expected solely from collateral. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in impaired loans being valued using Level 3 inputs.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$17,533	$—	$17,533
Mortgage-backed securities	—	34,074	—	34,074
REMICs	—	3,985	—	3,985
Collateralized mortgage obligations	—	31,477	—	31,477
Trust preferred stock	—	—	2,161	2,161
Preferred stock	103	—	—	103
Obligations of state and political subdivisions	—	43,676	—	43,676
Mortgage banking derivative – asset	—	539	—	539
Mortgage banking derivative – liability	—	—	—	—

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$14,685	$—	$14,685
Mortgage-backed securities	—	35,366	—	35,366
REMICs	—	4,159	—	4,159
Collateralized mortgage obligations	—	22,430	—	22,430
Trust preferred stock	—	—	3,873	3,873
Preferred stock	49	—	—	49
Obligations of state and political subdivisions	—	37,013	—	37,013
Mortgage banking derivative – asset	—	1,264	—	1,264
Mortgage banking derivative – liability	—	166	—	166

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, April 1, 2009	$2,371
Total gains or losses (realized/unrealized)
Included in earnings	(875)
Included in other comprehensive income (presented gross of taxes)	663
Purchases, issuances, and settlements	2
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2009	$2,161

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2009	$3,873
Total gains or losses (realized/unrealized)
Included in earnings	(1,547)
Included in other comprehensive income (presented gross of taxes)	(161)
Purchases, issuances, and settlements	(4)
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2009	$2,161

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$15,354	$15,354
Mortgage servicing rights	—	8,919	—	8,919
Real estate held for sale	—	—	1,774	1,774

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$14,782	$14,782
Mortgage servicing rights	—	6,611	—	6,611
Real estate held for sale	—	—	90	90

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $15,354,000, with a valuation allowance of $5,819,000 at June 30, 2009. A provision expense of $1,857,000 and $2,624,000 for the three and six months ended June 30, 2009 was included in earnings.

Mortgage servicing rights which are carried at lower of cost or fair value had a fair value of $8,919,000 at June 30, 2009, resulting in a valuation allowance of $1,103,000. A recovery of $1,520,000 and $1,689,000 for the three and six months ended June 30, 2009 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $374,000 and $663,000 for the three and six months ended June 30, 2009 which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FSP FAS 107-1, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2009 and December 31, 2008. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance Financial Corp.

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

For investment securities, fair value has been based on current market quotations. If market prices are not available, fair value has been estimated based upon the quoted price of similar instruments.

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

The carrying value of Subordinated Debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2009.

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Values	Carrying Value	Estimated Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$88,784	$88,784	$46,152	$46,152
Investment securities	133,840	133,873	118,461	118,492
Loans, net, including loans held for sale	1,608,455	1,611,932	1,603,603	1,619,409

	1,831,079	$1,834,589	1,768,216	$1,784,053

Other assets	192,484		189,184

Total assets	$2,023,563		$1,957,400

Liabilities and stockholders’ equity:
Deposits	$1,553,144	$1,559,707	$1,469,912	$1,476,135
Advances from Federal Home Loan Bank	146,947	152,187	156,067	162,776
Subordinated debentures	36,083	36,442	36,083	40,282
Securities sold under repurchase agreements	40,284	40,284	49,454	49,454
Advance payments by borrowers for taxes and insurance	389	389	652	652

	1,776,847	$1,789,009	1,712,168	$1,729,299

Other liabilities	14,033		16,073

Total liabilities	1,790,880		1,728,241
Stockholders’ equity	232,683		229,159

Total liabilities and stockholders’ equity	$2,023,563		$1,957,400

5. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. As of June 30, 2009, 500,750 options (478,750 for employees and 22,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Six Months Ended June 30, 2009
	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding, beginning of period	439,800	$20.58
Forfeited or cancelled	(3,000)	22.25
Exercised	(400)	11.75
Granted	64,350	9.43

Options outstanding, end of period	500,750	$19.14	$257,000

Vested or expected to vest at period end	473,333	$19.22

Exercisable at period end	299,100	$20.30	$29,000

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Six Months Ended June 30,
	2009	2008
Cash received from option exercises	$5,000	$768,000
Tax benefit realized from option exercises	—	72,000
Intrinsic value of options exercised	1,000	290,000

As of June 30, 2009, there was $544,000 of total unrecognized compensation costs related to unvested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 3.1 years.

As of June 30, 2009 there were 85,500 shares available for grant under the Company’s stock option plans.

The fair value of stock options granted during the six months ended June 30, 2009 and 2008 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Six Months Ended June 30
	2009		2008
Expected average risk-free rate	3.38%		4.20%
Expected average life	6.41	years	6.46	years
Expected volatility	26.10%		22.30%
Expected dividend yield	3.62%		5.98%

The weighted-average fair value of options granted for the six months ended June 30, 2009 and 2008 were $1.87 and $2.07, respectively.

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

6. Acquisitions (continued)

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

7. Dividends on Common Stock

As of June 30, 2009, First Defiance had declared a quarterly cash dividend of $.085 per common share for the second quarter of 2009, payable on July 24, 2009. As a result of the Company’s participation in the Capital Purchase Program, First Defiance is prohibited, without prior approval from the U.S. Treasury, from paying a quarterly dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

8. Earnings Per Share

Basic earnings per share as disclosed under SFAS No. 128 has been calculated by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding for the three and six-month periods ended June 30, 2009 and 2008. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan (“ESOP”) in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants (“AICPA”). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee’s individual account. In the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2009 and 2008, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$2,393	$2,735	$5,301	$6,154
Denominator:
Denominator for basic earnings per common share – weighted average shares	8,117	8,094	8,117	7,662
Effect of warrants	65	—	—	—
Effect of employee stock options	—	32	—	39

Denominator for diluted earnings per common share	8,182	8,126	8,117	7,701

Basic earnings per common share	$0.29	$0.34	$0.65	$0.80

Diluted earnings per common share	$0.29	$0.34	$0.65	$0.80

There were 490,750 shares under option related to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2009. Shares under option of 307,638 were excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2008. Additionally, the 550,595 shares issuable related to warrants were anti-dilutive and excluded from the diluted earnings per share calculation for the six months ended June 30, 2009.

9. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2009
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$17,134	$406	$(7)	$17,533
Mortgage-backed securities	33,010	1,090	(26)	34,074
REMICs	3,852	133	—	3,985
Collateralized mortgage obligations	30,895	758	(176)	31,477
Trust preferred stock and preferred stock	6,488	—	(4,224)	2,264
Obligations of state and political subdivisions	43,179	817	(320)	43,676

Totals	$134,558	$3,204	$(4,753)	$133,009

Held-to-Maturity Securities:
FHLMC certificates	$134	$6	$—	$140
FNMA certificates	342	2	(2)	342
GNMA certificates	115	4	—	119
Obligations of state and political subdivisions	240	23	—	263

Totals	$831	$35	$(2)	$864

At December 31, 2008
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$14,180	$505	$—	$14,685
Mortgage-backed securities	34,232	1,137	(3)	35,366
REMICs	4,041	118	—	4,159
Collateralized mortgage obligations	22,196	486	(252)	22,430
Trust preferred stock and preferred stock	8,038	—	(4,116)	3,922
Obligations of state and political subdivisions	36,581	754	(322)	37,013

Totals	$119,268	$3,000	$(4,693)	$117,575

Held-to-Maturity Securities:
FHLMC certificates	$141	$5	$—	$146
FNMA certificates	378	1	(2)	377
GNMA certificates	127	1	—	128
Obligations of state and political subdivisions	240	26	—	266

Totals	$886	$33	$(2)	$917

The amortized cost and fair value of securities at June 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. The MBS, CMO and REMIC securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,678	$2,700	$60	$61
Due after one year through five years	15,693	16,189	180	202
Due after five years through ten years	10,307	10,499	—	—
Due after ten years	38,123	34,085	—	—
MBS/CMO/REMIC	67,757	69,536	591	601

	$134,558	$133,009	$831	$864

Investment securities with a carrying amount of $100.4 million at June 30, 2009 were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances and for other purposes required or permitted by law.

As of June 30, 2009, the Company’s investment portfolio consisted of 294 securities, 65 of which were in an unrealized loss position.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at June 30, 2009:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At June 30, 2009
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$2,015	$(7)	$—	$—	$2,015	$(7)
Mortgage-backed securities	4,973	(26)	—	—	4,973	(26)
Collateralized mortgage obligations and REMICs	3,677	(33)	636	(143)	4,313	(176)
Trust preferred stock and preferred stock	103	(49)	2,161	(4,175)	2,264	(4,224)
Obligations of state and political subdivisions	5,896	(90)	4,612	(230)	10,508	(320)
Held to maturity securities:
Mortgage-backed securities	38	—	147	(2)	185	(2)

Total temporarily impaired securities	$16,702	$(205)	$7,556	$(4,550)	$24,258	$(4,755)

With the exception of Trust Preferred Stock, the above securities all have fixed interest rates, and all securities have defined maturities. Their fair value is sensitive to movements in the market interest rates. First Defiance does not intend to sell and does not believe it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequent when economic or market conditions warrant such an evaluation. The investment portfolio is evaluated for OTTI by segregating the portfolio into two general segments. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and the newly adopted FSP SFAS 115-2 and SFAS 124-2. Certain collateralized debt obligations are evaluated for OTTI under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets and EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected compared to the book value of the security and is recognized in earnings. The amount of OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

The Company holds twelve trust preferred collateralized debt obligations (“CDOs”) at June 30, 2009. Management’s analysis in the first quarter of 2009 deemed that the value of seven CDOs were other-than-temporarily impaired. Three of these CDOs were written off in full at March 31, 2009. Of the other four impaired investments at March 31, 2009, management determined that additional other than-temporary impairment had arose on three during second quarter 2009 along with identifying new other than-temporary impairment on an additional CDO during second quarter 2009. Thus a total of eight CDOs were classified as other-than-temporarily impaired at June 30, 2009. During second quarter 2009 total other-than-temporary impairment losses of $(373,000) were identified of which $(875,000) was recorded as an expense and $502,000 was recorded as an adjustment to other comprehensive income. For the six months ended June 30, 2009 other-than-temporary impairment losses of $(1,378,000) were identified, of which $(1,547,000) was recorded as an expense and $169,000 was recorded as an adjustment to other comprehensive income. As required under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.

Management’s analysis in the second quarter of 2009 deemed that the value of four trust preferred collateralized debt obligations (“CDOs”) were other-than-temporarily impaired. These securities had other-than-temporary impairment losses of $(373,000), of which $(875,000) was recorded as an expense and $502,000 was recorded as an adjustment to other comprehensive income for the three months ended June 30, 2009. For the six months ended June 30, 2009, five CDOs were other-than-temporarily impaired. These securities had other-than-temporary impairment losses of $(1,378,000), of which $(1,547,000) was recorded as an expense and $169,000 was recorded as an adjustment to other comprehensive income. As required under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. Life-to date, the Company has a total of eight securities that are other-than-temporarily impaired at June 30, 2009 and remain classified as available for sale. Three of these securities were written down to zero at March 31, 2009.

Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company’s CDOs will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

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

The following table details the eight securities with other-than-temporary impairment, their Moody’s credit rating at June 30, 2009 and the related credit losses recognized in earnings for the periods ended March 31, 2009 and June 30, 2009 (In Thousands):

	Preferred Term VI	TPREF Funding II	Alesco Preferred Funding	Alesco Preferred Funding XVIA C	Alesco Preferred Term Sec XVII A	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX

	Rated Caa1	Rated Caa3	Rated Ca	Rated Ca	Rated Ca	Rated Ca	Not Rated	Not Rated	Total
Amount of OTTI related to credit loss at January 1, 2009	$—	$—	$—	$—	$—	$488	$428	$440	$1,356
Addition – Qtr 1	15	1	212	25	—	369	25	25	672

Amount of OTTI related to credit loss at March 31, 2009	$15	$1	$212	$25	$—	$857	$453	$465	$2,028

Addition – Qtr 2	—	123	625	84	43	—	—	—	875

Amount of OTTI related to credit loss at June 30, 2009	$15	$124	$837	$109	$43	$857	$453	$465	$2,903

Sales and write-downs of available for sale securities were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Proceeds	$3,604	$—	$3,604	$—
Gross realized gains	125	—	125	—
Gross realized losses	—	—	—	—
Other-than-temporary impairment charges	(875)	(432)	(1,547)	(532)

Gross gains from calls of securities available for sale during the first six months of 2008 were $19,000.

10. Loans

Loans receivable consist of the following (in $000s):

	June 30, 2009	December 31, 2008
Real Estate:
One-to-four family residential	$238,000	$251,807
Construction	44,670	72,938
Non-residential and multi-family	768,636	755,740

	1,051,306	1,080,485

Other Loans:
Commercial	382,434	356,574
Consumer finance	38,074	41,012
Home equity and improvement	151,213	161,106

	571,721	558,692

Total real estate and other loans	1,623,027	1,639,177
Deduct:
Loans in process	11,602	20,892
Net deferred loan origination fees and costs	965	1,050
Allowance for loan loss	25,840	24,592

Totals	$1,584,620	$1,592,643

Changes in the allowance for loan losses were as follows (in $000s):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$25,694	$18,556	$24,592	$13,890
Provision for loan losses	3,965	2,797	6,711	3,855
Reserve acquired from Pavilion	—	38	—	4,137
Charge-offs:
One-to-four family residential real estate	505	281	653	338
Non-residential and multi-family real estate	2,066	319	2,735	783
Commercial	950	220	1,652	220
Home equity and improvement	301	18	431	90
Consumer finance	83	56	206	83

Total charge-offs	3,905	894	5,677	1,514
Recoveries	86	81	214	210

Net charge-offs	3,819	813	5,463	1,304

Ending allowance	$25,840	$20,578	$25,840	$20,578

The following table presents the aggregate amounts of non-performing assets, comprised of non-accrual loans and real estate owned on the dates indicated:

	June 30, 2009	December 31, 2008
	(in thousands)
Non-accrual loans	$35,528	$28,017
Loans over 90 days past due and still accruing	—	—
Troubled debt restructuring, still accruing	4,845	6,250

Total non-performing loans	40,373	$34,267
Real estate owned (REO)	8,567	7,000

Total non-performing assets	$48,940	$41,267

11. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Gain from sale of mortgage loans	$2,922	$1,041	$5,735	$2,184
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	695	682	1,384	1,148
Amortization of mortgage servicing rights	(1,154)	(389)	(2,111)	(740)
Mortgage servicing rights valuation adjustments	1,520	167	1,689	24

	1,061	460	962	432

Net revenue from sale and servicing of mortgage loans	$3,983	$1,501	$6,697	$2,616

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.2 billion for June 30, 2009 and $1.1 billion for June 30, 2008.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the six months ended June 30, 2009 and for the year ended December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,403	$6,089
Loans sold, servicing retained	2,730	1,450
Fair value of servicing assets acquired from Pavilion	—	3,130
Amortization	(2,111)	(1,266)

Carrying value before valuation allowance at end of period	10,022	9,403
Valuation allowance:
Balance at beginning of period	(2,792)	(116)
Impairment recovery (charges)	1,689	(2,676)

Balance at end of period	(1,103)	(2,792)

Net carrying value of MSRs at end of period	$8,919	$6,611

Fair value of MSRs at end of period	$8,919	$6,611

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

12. Deposits

A summary of deposit balances is as follows (in thousands):

	June 30, 2009	December 31, 2008
Non-interest-bearing checking accounts	$180,035	$176,063
Interest-bearing checking and money market accounts	456,177	374,488
Savings accounts	135,821	132,146
Retail certificates of deposit less than $100,000	568,595	578,244
Retail certificates of deposit greater than $100,000	165,401	170,485
Brokered or national certificates of deposit	47,115	38,486

	$1,553,144	$1,469,912

13. Borrowings

First Defiance’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
FHLB Advances:
Overnight borrowings	$—	$9,100
Single maturity fixed rate advances	35,000	10,000
Single maturity LIBOR based advances	20,000	45,000
Putable advances	64,000	64,000
Strike-rate advances	27,000	27,000
Amortizable mortgage advances	947	967

Total	$146,947	$156,067

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $14.0 million of the putable advances with a weighted average rate of 2.69% are not yet callable by the FHLB. The call dates for these advances range from January 14, 2010 to February 11, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $50.0 million of putable advances with a weighted average rate of 5.01%. The maturity dates of these advances range from September 1, 2010 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at June 30, 2009 was 0.60%. The weighted average rate of the strike-rate advances is 4.18% and the maturity dates range from March 8, 2011 to February 25, 2013.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 2.01% and 3.38% on June 30, 2009 and December 31, 2008 respectively.

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

A summary of all junior debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows (in thousands):

	June 30, 2009	December 31, 2008
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464

Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$51,259	$78,492	$22,710	$70,114
Unused lines of credit	37,106	209,899	44,535	211,291
Standby letters of credit	13	19,427	67	18,860

Total	$88,378	$307,818	$67,312	$300,265

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $40.8 million and $72.9 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at June 30, 2009 and December 31, 2008, respectively.

15. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 16 in the financial statements included in First Defiance’s 2008 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Service cost-benefits attributable to service during the period	$15	$15	$30	$28
Interest cost on accumulated post- retirement benefit obligation	43	39	83	76
Net amortization and deferral	14	16	28	31

Net periodic postretirement benefit cost	$72	$70	$141	$135

16. Income Taxes

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

The table below provides data about the carrying values of derivative instruments:

	June 30, 2009			December 31, 2008
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$539	$—	$539	$1,264	$(166)	$1,098

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Derivatives designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$(847)	$—	$(559)	$—

18. Subsequent Events

The Company evaluated subsequent events up to and through August 10, 2009. As a result of that evaluation, no subsequent events were identified that required recognition or disclosure in the financial statements.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $831,000 at June 30, 2009. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $133.0 million at June 30, 2009. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($17.5 million), certain municipal obligations ($43.7 million), CMOs and REMICs ($35.4 million), mortgage backed securities ($34.1 million) and trust preferred stock ($2.3 million).

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

Changes in Financial Condition

At June 30, 2009, First Defiance’s total assets, deposits and stockholders’ equity amounted to $2.02 billion, $1.55 billion and $232.7 million, respectively, compared to $1.96 billion, $1.47 billion and $229.2 million, respectively, at December 31, 2008.

Net loans receivable (excluding loans held for sale) decreased $8.0 million to $1.58 billion at June 30, 2009 compared to $1.59 billion at December 31, 2008. The decrease in loans receivable between December 31, 2008 and June 30, 2009 included decreases in one-to-four family residential real estate loans (down $13.8 million), home equity and improvement loans (down $10.0 million), construction loans (down $28.3 million), and consumer loans (down $2.9 million) while commercial loans increased $25.9 million and non-residential and multi-family loans increased $13.0 million.

The investment securities portfolio increased $15.4 million to $133.8 million at June 30, 2009 from $118.5 million at December 31, 2008. The increase is the result of $30.0 million of securities being purchased during the first six months of 2009 partially offset by $1.8 million of securities being matured or called in the period, principal pay downs of $8.4 million in CMOs and mortgage-backed securities, and $3.5 million of securities being sold. The unrealized loss in the investment portfolio decreased $143,000 to $1.5 million at June 30, 2009 from $1.7 million at December 31, 2008.

Deposits increased from $1.47 billion at December 31, 2008 to $1.55 billion as of June 30, 2009. Of the $83.2 million increase, interest-bearing demand deposits and money market accounts increased $81.7 million to $456.2 million, savings accounts increased $3.7 million to $135.8 million, non-interest bearing checking accounts increased $4.0 million to $180.0 million and broker/national certificates of deposit increased $8.6 million to $47.1 million. These increases were slightly offset by a decline in retail time deposits of $14.8 million to $734.0 million.

The FHLB advances decreased $9.1 million to $147.0 million at June 30, 2009 from $156.1 million at December 31, 2008. The decrease is attributable to a $9.1 million decrease in overnight advances due in large part from the growth in deposits.

Stockholders’ equity increased from $229.2 million at December 31, 2008 to $232.7 million at June 30, 2009. The increase is primarily the result of recording net income of $6.3 million partially offset by $2.1 million of cash dividends declared on common stock and $930,000 of accrued dividends on preferred stock.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,592,513	$23,116	5.82%	$1,544,409	$24,536	6.39%
Securities	130,663	1,739	5.26	121,506	1,648	5.42
Interest-earning deposits	83,720	33	0.16	2,616	15	2.31
FHLB stock and other	21,376	229	4.30	20,867	254	4.90

Total interest-earning assets	1,828,272	25,117	5.50	1,689,398	26,453	6.29
Non-interest-earning assets	199,488			208,767

Total assets	$2,027,760			$1,898,165

Interest-bearing liabilities:
Deposits	$1,377,317	$6,859	2.00%	$1,252,165	$7,522	2.42%
FHLB advances and other	146,951	1,279	3.49	164,811	1,545	3.77
Notes payable	43,122	136	1.27	53,724	468	3.50
Subordinated debentures	36,242	369	4.08	36,225	456	5.06

Total interest-bearing liabilities	1,603,632	8,643	2.16	1,506,925	9,991	2.67
Non-interest bearing deposits	175,216	—		171,101	—

Total including non-interest bearing demand deposits	1,778,848	8,643	1.95	1,678,026	9,991	2.39
Other non-interest-bearing liabilities	17,515			24,294

Total liabilities	1,796,363			1,702,320
Stockholders’ equity	231,397			195,845

Total liabilities and stock- holders’ equity	$2,027,760			$1,898,165

Net interest income; interest rate spread		$16,474	3.34%		$16,462	3.62%

Net interest margin (3)			3.61%			3.91%

Average interest-earning assets to average interest-bearing liabilities			114%			112%

(1)

Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,594,553	$46,521	5.88%	$1,435,438	$47,363	6.64%
Securities	124,988	3,460	5.51	119,112	3,323	5.60
Interest-earning deposits	64,227	47	0.15	8,352	113	2.72
FHLB stock and other	21,376	468	4.42	19,738	497	5.06

Total interest-earning assets	1,805,144	50,496	5.61	1,582,640	51,296	6.52
Non-interest-earning assets	201,229			189,161

Total assets	$2,006,373			$1,771,801

Interest-bearing liabilities:
Deposits	$1,362,747	$14,042	2.08%	$1,181,938	$16,193	2.76%
FHLB advances and other	147,021	2,598	3.56	155,666	3,200	4.13
Notes payable	41,327	293	1.43	39,841	662	3.34
Subordinated debentures	36,247	795	4.41	36,253	984	5.46

Total interest-bearing liabilities	1,587,342	17,728	2.25	1,413,698	21,039	2.99
Non-interest bearing deposits	170,548	—		147,872	—

Total including non-interest bearing demand deposits	1,757,890	17,728	2.03	1,561,570	21,039	2.71
Other non-interest-bearing liabilities	17,735			26,462

Total liabilities	1,775,625			1,588,032
Stockholders’ equity	230,748			183,769

Total liabilities and stock- holders’ equity	$2,006,373			$1,771,801

Net interest income; interest rate spread		$32,768	3.36%		$30,257	3.53%

Net interest margin (3)			3.66%			3.84%

Average interest-earning assets to average interest-bearing liabilities			114%			112%

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2009 was $2.90 million compared to income of $2.74 million for the comparable period in 2008. Net income applicable to common shares was $2.39 million for the second quarter of 2009. On a per share basis, basic and diluted earnings per common share for the three months ended June 30, 2009 were both $0.29, compared to basic and diluted earnings per common share of $0.34 for the quarter ended June 30, 2008.

Net Interest Income.

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is the Company’s largest source of revenue, representing 65.9% of total revenue during the second quarter of 2009. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The federal funds rate, which is the cost of immediately overnight funds and established by the Federal Reserve Board’s Open Market Committee, began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 0.25%. During the second quarter of 2009, the federal funds rate did not change ending the quarter at 0.25%. The federal funds rate drives the Company’s prime rate, which is used to price a substantial balance of loans in the commercial and home equity portfolios. The prime interest rate began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 3.25%. During the second quarter of 2009, the prime interest rate did not change ending the quarter at 3.25%. First Defiance effectively managed the impact of the change in the prime rate by reducing its deposit rates and by changing the mix of its interest-bearing liabilities.

Net interest income was $16.2 million for the second quarter of 2009 compared to $16.2 million in the second quarter of 2008. For the second quarter of 2009, total interest income was $24.8 million, a $1.4 million decrease from the second quarter of 2008. The decline in total interest income is the result of the decline in loan yields from period to period.

Interest expense was $8.6 million for the second quarter of 2009 compared to $10.0 million in the second quarter of 2008. The majority of the decrease in interest expense occurred in interest-bearing deposits, where despite average balances increasing $125.2 million to $1.38 billion for the second quarter of 2009, the cost of that funding decreased 0.42% between the 2008 and 2009 second quarters, to 2.00% from 2.42%.

Net interest margin for the quarter ended June 30, 2009 was 3.61%, a 0.30% decline from the 2008 second quarter margin of 3.91%. The Company’s interest rate spread declined as well to 3.34% in the 2009 second quarter compared to 3.62% in the same 2008 quarterly period. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. In this low rate environment, management’s attention will be to focus on a disciplined pricing strategy to strengthen the net interest margin for the remainder of 2009.

Provision for Loan Losses.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio. The provision for loan losses was $4.0 million in the second quarter of 2009 compared to $2.8 million for the second quarter of 2008. The period over period increase was primarily due to the deterioration of a number of large credits in the commercial portfolio as well as increases in reserves on loans with existing reserves based on declining collateral values. Charge-offs for the second quarter of 2009 were $3.9 million and recoveries of previously charged off loans totaled $86,000 for net charge-offs of $3.8 million. By comparison, $894,000 of charge-offs were recorded in the 2008 second quarter and $81,000 of recoveries were realized for net charge-offs of $813,000. As a percentage of average loans, annualized net charge-offs were 0.96% for the second quarter of 2009 compared to 0.21% in the same period in 2008.

Non-performing assets, which include non-accrual loans, accruing restructured loans and real estate owned, increased to $48.9 million at June 30, 2009 from $20.9 million at June 30, 2008 and from $41.3 million at December 31, 2008. Non-performing assets and asset quality ratios for First Defiance were as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Non-accrual loans	$35,528	$28,017
Restructured loans, accruing	4,845	6,250

Total non-performing loans	$40,373	$34,267
Real estate owned (REO)	8,567	7,000

Total non-performing assets	$48,940	$41,267

Allowance for loans losses as a percentage of total loans	1.60%	1.52%
Allowance for loan losses as a percentage of non-performing assets	52.80%	59.59%
Allowance for loan losses as a percentage of non-performing loans	64.00%	71.77%
Total non-performing assets as a percentage of total assets	2.42%	2.11%
Total non-performing loans as a percentage of total loans	2.47%	2.10%

Of the $35.5 million in non-accrual loans, $5.5 million were 1-4 family residential loans, $29.3 million were commercial or commercial real estate loans and $0.7 million were home equity or consumer loans.

First Federal Bank’s Asset Review Committee meets monthly to review the status of work-out strategies for all criticized relationships, which include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Asset Review Committee makes recommendations regarding required allowances and proposed charge-offs which are approved by the Senior Loan Committee (in the case of charge-offs) or the Loan Loss Reserve Committee (in the case of specific allowances). At June 30, 2009 the specific allowance for loan losses recorded against the $29.3 million of non-accrual commercial and commercial real estate loans totaled $6.1 million. In management’s opinion, the allowance for loan losses is appropriate. The allowance for loan losses at June 30, 2009 was $25.8 million compared to $24.6 million at December 31, 2008.

Non-Interest Income.

Total non-interest income increased to $8.4 million in the second quarter of 2009, compared with $6.2 million in the same period in 2008.

Service Fees. Service fees and other charges decreased by $91,000 or 2.7% in the 2009 second quarter compared to the same period in 2008. The decrease can be attributed to customers retaining more cash reserves in their checking and saving accounts resulting in less NSF fees transactions.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore are deemed to be non-interest income rather than interest income. Fee income related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $2.1 million for the quarter ended June 30, 2009 compared to $2.2 million for the same period of 2008.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $2.5 million to $4.0 million for the second quarter of 2009 compared to $1.5 million for the same period of 2008. Gains realized from the sale of mortgage loans nearly tripled in the second quarter of 2009 to $2.9 million from $1.0 million in the second quarter of 2008. Mortgage loan servicing revenue remained relatively flat in the second quarter of 2009 compared to the second quarter of 2008. The increases in gains and servicing revenue were somewhat offset by expense increases of $765,000 for the amortization of mortgage servicing rights due to the higher refinance activity during the second quarter of 2009. The Company had a positive valuation adjustment of $1.5 million in the second quarter of 2009 compared to $167,000 in the second quarter of 2008. The mortgage servicing rights valuation is a reflection of the increase in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights.

Loss on Sale or Write-Down of Securities. Non-interest income also includes investment securities gains or losses. In the second quarter of 2009, First Defiance recognized other-than-temporary impairment (“OTTI”) charges of $875,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. The OTTI charge related to four Trust Preferred Collateralized Debt Obligation (“CDOs”) investments with a remaining book value of $2.3 million. In the second quarter of 2008, management recorded a $432,000 OTTI charge on its investment in the equity notes of two CDOs that have since been fully written off. OTTI was determined as a result of additional defaults and deferrals during the period from credit deterioration of the underlying collateral. In the second quarter of 2009, four available for sale securities were sold for a gain of $125,000 compared to no security sales in the same period of 2008.

Non-Interest Expense.

Non-interest expense increased to $16.1 million for the second quarter of 2009 compared to $15.5 million for the same period in 2008. The 2008 second quarter amount includes $262,000 of non-recurring acquisition related charges associated with the March 14, 2008 acquisition of Pavilion Bancorp.

Compensation and Benefits. Compensation and benefits increased to $7.6 million for the quarter ended June 30, 2009 from $7.3 million for the same period in 2008. The increase is mainly attributable to an increase in medical costs.

FDIC insurance premium. FDIC insurance expense increased to $1.5 million in the second quarter of 2009 from $431,000 in the same period of 2008. This was the result of the FDIC rate increase in 2009, higher insured deposits, and a special FDIC assessment of $904,000.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) decreased by $433,000 to $5.1 million for the quarter ended June 30, 2009 from $5.6 million for the same period in 2008. The second quarter of 2008 includes $752,000 of expense associated with losses related to a former investment advisor. Increases between the 2009 and 2008 second quarters include an increase in credit, collection and OREO expenses of $574,000 for other real estate owned and repossessed assets. These costs were partially offset by a decrease in office supply expense (down $16,000) and postage (down $98,000) as a direct result of management’s cost control initiative.

The efficiency ratio for the second quarter of 2009 was 63.06% compared to 67.33% for the second quarter of 2008. Excluding the impact of the acquisition related costs, the efficiency ratio for the 2008 second quarter was 66.19%.

Income Taxes.

First Defiance computes federal income tax expense in accordance with FASB Statement No. 109, which resulted in an effective tax rate of 34.66% for the quarter ended June 30, 2009 compared to 33.03% for the same period in 2008.

Six Months Ended June 30, 2009 and 2008

On a consolidated basis, First Defiance recognized net income for the six months ended June 30, 2009 of $6.3 million compared to income of $6.2 million for the comparable period in 2008. Net income applicable to common shares was $5.3 million for the six months ended June 30, 2009. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2009 were both $0.65, compared to basic and diluted earnings per common share of $0.80 for the six months ended June 30, 2008.

Net Interest Income.

Net interest income was $32.2 million for the six months ended June 30, 2009 compared to $29.8 million for the same period in 2008. For the six month period ended June 30, 2009, total interest income was $49.9 million, a $932,000 decrease from the same period in 2008. Despite average earning assets increasing $222.5 million in the first six months of 2009, the average yield declined 91 basis points as a result of a lower rate environment. The amount of interest income recognized was also affected in the first six months of 2009 by an increase in the balance of loans that were delinquent by more than 90 days. It is the Company’s policy to reverse interest accrued on loans when they become 90 days past due. As a result of the increase in these non-performing loans, interest income was reduced by $1.2 million in the first six months of 2009 compared to $732,000 for the same period in 2008.

Interest expense decreased by $3.3 million to $17.7 million for the six months ended June 30, 2009 compared to $21.0 million in the first half of 2008. While the average balance of interest-bearing liabilities increased by $173.6 million between the first halves of 2008 and 2009, the expense associated with the higher balance was more than offset by a decline in the average cost of interest-bearing deposits for the six months ending June 30, 2009, to 2.08%, a 68 basis point decrease from the 2.76% average cost in the first half of 2008.

Provision for Loan Losses.

The provision for loan losses was $6.7 million for the six months ended June 30, 2009, compared to $3.9 million during the six months ended June 30, 2008. The year over year increase was primarily the result of the deterioration of a number of large credits in the commercial loan portfolio along with a decline in the overall economy in the Company’s primary market area, and the resulting increase in loan delinquencies. Charge-offs for the first half of 2009 were $5.7 million and recoveries of previously charged off loans totaled $214,000 for net charge-offs of $5.5 million. By comparison, $1.5 million of charge-offs were recorded in the same period of 2008 and $210,000 of recoveries were realized for net charge-offs of $1.3 million.

Non-Interest Income.

Total non-interest income increased to $15.2 million for the six months ended June 30, 2009 from $12.2 million recognized in the same period of 2008.

Service Fees. Service fees and other charges increased by $373,000 or 6.2% in the six months ended June 30, 2009 compared to the same period in 2008. The increase was primarily related to an overall increase in the number of accounts serviced following the Pavilion acquisition in the first quarter of 2008.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 156.0% to $6.7 million for the six months ended June 30, 2009 from $2.6 million for the same period of 2008. Gains realized from the sale of mortgage loans increased $3.5 million to $5.7 million for the first half of 2009 from $2.2 million during the same period of 2008. Mortgage loan servicing revenue increased $236,000 in the first half of 2009 compared to the same period of 2008. These increases were offset by a $1.4 million increase in the amortization of mortgage servicing rights in the first half of 2009 when compared to 2008. The Company had a positive valuation adjustment of $1.7 million in the first half of 2009 compared to $24,000 in the first half of 2008. The mortgage servicing rights valuation is a reflection of the increase in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights.

Insurance and Investment Sales Commission. Insurance and investment sales commission income decreased $386,000, to $2.8 million for the six months ended June 30, 2009, from $3.2 million during the same period of 2008. This is the result of receiving less contingent commission income in the first half of 2009 compared to the first half of 2008. In 2009, $432,000 was received compared to $784,000 in 2008.

Loss on Securities. Non-interest income was reduced in the first half of 2009 by $1.4 million as First Defiance recognized $1.5 million of other-than-temporary impairment charges for certain impaired investment securities partially offset by the gain on sale of $125,000 from available for sale securities. In the first half of 2008, $532,000 of other-than-temporary impairment charges were recorded on impaired investments partially offset by the $19,000 gain recorded from the call or maturity of securities.

Other Non-Interest Income. Other sources of non-interest income include gains from the sale of non-mortgage loans, trust income, earnings from bank-owned life insurance (“BOLI”) and other. In total, these categories declined by $161,000 in the first half of 2009 compared to 2008. The value of the life insurance assets used to fund the plan increased by $65,000 in the first half of 2009 and declined by $163,000 in the first half of 2008 resulting in a net increase in non-interest income related to this item of $228,000. This was offset by a related change in the deferred compensation liability, which is included in other non-interest expense. Also, earnings from the Company’s BOLI declined in the first half of 2009 due to a lower crediting rate on the Company’s investment.

Non-Interest Expense.

Non-interest expense increased to $31.1 million for the first six months of 2009 compared to $29.0 million for the same period in 2008. The year-to-date 2008 amount includes $1.0 million of non-recurring costs associated with the Pavilion acquisition. These costs included termination fees of certain contracts, costs to grant prior service credit to former Pavilion employees in the Company’s retiree medical plan and other non-recurring costs associated with the completion of the acquisition and the transition of operations. Also in the first six months of 2008, $752,000 of loss was recognized related to a former investment advisor.

Compensation and Benefits. Compensation and benefits increased to $15.0 million for the first six months ended June 30, 2009 from $14.4 million for the same period in 2008. A significant part of this increase relates to the ongoing costs of operating the eight branches acquired in the Pavilion acquisition for a full period in 2009. Compensation also increased because of year-over-year annual pay increases.

Occupancy. Occupancy costs increased $428,000 in the first six months of 2009. The Pavilion acquisition increased expense by $337,000. This increase can be attributable to operating costs of a full period of the Pavilion branches.

FDIC insurance premium. FDIC insurance expense increased to $2.1 million in the first half of 2009 from $465,000 in the same period of 2008. This was the result of the FDIC rate increase in 2009, higher insured deposits, a special FDIC assessment of $904,000, and full utilization early in 2008 first quarter of credits issued by the FDIC.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $614,000 to $10.1 million for the first six months of 2009 from $9.5 million for the same period in 2008. Significant increases between the first six months of 2009 and 2008 include an increase in the amortization of intangibles of $135,000 due to recording the core deposit and customer relationship intangible in conjunction with the Pavilion acquisition and an increase in credit, collection and OREO expenses of $1.1 million for other real estate owned and repossessed assets. These costs were partially offset by a decrease in office supply expense (down $40,000) and postage (down $153,000) as a direct result of management’s cost control initiative. Included in the 2008 results was $752,000 related to losses associated with the former investment advisor which were not covered by First Defiance’s fidelity bond.

The efficiency ratio for the first half of 2009 was 63.07% compared to 67.52% for the same period of 2008. Excluding the impact of the acquisition related costs, the efficiency ratio for the first six months of 2008 was 65.17%.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $117 of cash provided by operating activities during the first six months of 2009. The Company’s cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At June 30, 2009, First Defiance had $129.8 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $266.4 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $40.8 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by June 30, 2010 is $400.2 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to mange this risk, our Board of Directors has established an Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO reviews liquidity on a monthly basis and approved significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Company’s Chief Financial Officer and Controller.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -300 basis points to +300 basis points. The likelihood of a decrease in rates as of June 30, 2009 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the six months ended June 30, 2009 and the year-ended December 31, 2008.

June 30, 2009 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 300 bp	246,825	(19,032)	(7.16)%
+ 200 bp	254,825	(11,032)	(4.15)%
+ 100 bp	262,195	(3,662)	(1.38)%
0 bp	265,857	—	—

December 31, 2008 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 300 bp	250,485	(29,300)	(10.47)%
+ 200 bp	261,652	(18,133)	(6.48)%
+ 100 bp	271,860	(7,925)	(2.83)%
0 bp	279,785	—	—

Capital Resources

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal’s compliance with each of the capital requirements at June 30, 2009.

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized
Regulatory capital	$206,058	$206,058	$226,835	$226,835
Minimum required regulatory capital	78,543	98,179	143,235	179,044

Excess regulatory capital	$127,515	$107,879	$83,600	$47,791

Regulatory capital as a percentage of assets (1)	10.49%	10.49%	12.67%	12.67%
Minimum capital required as a percentage of assets	4.00%	5.00%	8.00%	10.00%

Excess regulatory capital as a percentage of assets	6.49%	5.49%	4.67%	2.67%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.96 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.79 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using June 30, 2009 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

First Defiance did not have any common stock repurchases during the second quarter of 2009, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the Capital Purchase Program prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 21, 2009, in Defiance, Ohio the shareholders elected three directors to three-year terms. The following are tabulations of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

I.	Nominees for Director with Three-year Terms Expiring in 2012:

NOMINEE	FOR	WITHHELD
Douglas A. Burgei	5,643,099	285,972
Dwain I. Metzger	5,291,116	637,955
Samuel S. Strausbaugh	5,381,633	547,438

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

First Defiance Financial Corp. (Registrant)

Date: August 10, 2009	By:	/s/ William J. Small
William J. Small
Chairman, President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer