Form 10-Q
period 2009-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2009-11-09
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,117,520 shares outstanding at November 9, 2009.

FIRST DEFIANCE FINANCIAL CORP.

PART 1-FINANCIAL INFORMATION

Item  1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$30,207	$40,980
Interest-bearing deposits	47,109	5,172

	77,316	46,152
Securities:
Available-for-sale, carried at fair value	126,985	117,575
Held-to-maturity, carried at amortized cost (fair value $1,729 and $917 at September 30, 2009 and December 31, 2008, respectively)	1,697	886

	128,682	118,461
Loans held for sale	24,340	10,960
Loans receivable, net of allowance of $31,248 at September 30, 2009 and $24,592 at December 31, 2008, respectively	1,592,379	1,592,643
Accrued interest receivable	8,110	7,293
Federal Home Loan Bank stock	21,376	21,376
Bank owned life insurance	30,585	28,747
Premises and equipment	46,372	47,756
Real estate and other assets held for sale	9,352	7,000
Goodwill	56,585	56,585
Core deposit and other intangibles	7,242	8,344
Mortgage servicing rights	8,350	6,611
Deferred taxes	1,305	336
Other assets	6,604	5,136

Total assets	$2,018,598	$1,957,400

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2009	December 31, 2008
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,543,085	$1,469,912
Advances from the Federal Home Loan Bank	146,937	156,067
Securities sold under repurchase agreements	43,280	49,454
Subordinated debentures	36,083	36,083
Advance payments by borrowers	492	652
Other liabilities	14,192	16,073

Total liabilities	1,784,069	1,728,241

Stockholders’ equity:

Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,000,000, net of discount	36,252	36,133

Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 8,117,520 and 8,117,120 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	140,622	140,449
Accumulated other comprehensive income (loss), net of tax of $240 and ($1,025), respectively	446	(1,904)
Retained earnings	128,835	126,114
Treasury stock, at cost, 4,621,976 and 4,622,376 shares respectively	(72,631)	(72,638)

Total stockholders’ equity	234,529	229,159

Total liabilities and stockholders’ equity	$2,018,598	$1,957,400

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Loans	$23,766	$24,902	$70,229	$72,220
Investment securities:
Taxable	949	1,078	3,028	3,365
Non-taxable	473	357	1,360	1,017
Interest-bearing deposits	41	5	89	119
FHLB stock dividends	258	301	726	797

Total interest income	25,487	26,643	75,432	77,518
Interest Expense
Deposits	6,163	7,658	20,206	23,851
FHLB advances and other	1,267	1,603	3,865	4,803
Subordinated debentures	344	461	1,139	1,445
Notes payable	140	555	433	1,217

Total interest expense	7,914	10,277	25,643	31,316

Net interest income	17,573	16,366	49,789	46,202
Provision for loan losses	8,051	4,907	14,762	8,761

Net interest income after provision for loan losses	9,522	11,459	35,027	37,441
Non-interest Income
Service fees and other charges	3,577	3,717	9,989	9,756
Insurance commission income	1,129	1,179	3,945	4,381
Mortgage banking income	980	1,011	7,677	3,627
Gain on sale of non-mortgage loans	151	134	251	177
Gain on sale or call of securities	154	—	279	19
Impairment on available-for-sale securities (includes total losses of $350 and $1.9 million for the three and nine months ended September 30, 2009, plus $644 and $677 recognized from other comprehensive income, respectively, pre-tax)	(994)	(2,051)	(2,541)	(2,583)
Trust income	101	114	306	343
Income from Bank Owned Life Insurance	201	224	338	751
Other non-interest income	257	(188)	475	(166)

Total non-interest income	5,556	4,140	20,719	16,305
Non-interest Expense
Compensation and benefits	6,551	7,980	21,501	22,421
Occupancy	1,860	1,949	5,901	5,562
FDIC insurance premium	649	327	2,713	792
State franchise tax	571	533	1,668	1,540
Data processing	1,100	1,221	3,330	3,384
Acquisition related charges	—	20	—	1,032
Amortization of intangibles	355	424	1,101	1,035
Other non-interest expense	3,700	2,779	9,701	8,458

Total non-interest expense	14,786	15,233	45,915	44,224

Income before income taxes	292	366	9,831	9,522
Federal income taxes	(37)	44	3,193	3,046

Net Income	$329	$322	$6,638	$6,476

Dividends accrued on preferred shares	$(473)	$—	$(1,403)	$—
Accretion on preferred shares	$(40)	$—	$(118)	$—

Net income (loss) applicable to common shares	$(184)	$322	$5,117	$6,476

Earnings per common share (Note 8)
Basic	$(0.02)	$0.04	$0.63	$0.83
Diluted	$(0.02)	$0.04	$0.63	$0.83
Dividends declared per share (Note 7)	$0.04	$0.26	$0.295	$0.78
Average shares outstanding (Note 8)
Basic	8,117	8,113	8,117	7,813
Diluted	8,117	8,123	8,172	7,842

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$232,683	$193,800	$229,159	$165,954

Comprehensive income:
Net income	329	322	6,638	6,476
Other comprehensive income (loss) (Note 3)	2,259	(2,400)	2,350	(4,518)

Total comprehensive income	2,588	(2,078)	8,988	1,958
ESOP shares released	—	—	—	551
Stock option expense	55	65	175	181
Tax benefit of employee plans	—	—	—	72
Shares issued under stock option plans	—	—	5	768
Treasury shares repurchased	—	(10)	—	(635)
Acquisition of Pavilion Bancorp	—	—	—	27,128
Preferred stock dividends accrued	(473)	—	(1,403)	—
Common cash dividends declared (Note 7)	(324)	(2,101)	(2,395)	(6,301)

Balance at end of period	$234,529	$189,676	$234,529	$189,676

See Accompanying Notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net income	$6,638	$6,476
Items not requiring (providing) cash
Provision for loan losses	14,762	8,761
Depreciation	2,876	2,858
Amortization of mortgage servicing rights, net of impairment	1,708	1,020
Amortization of intangible assets	1,102	1,035
Amortization of mark to market adjustments	582	423
Amortization of premiums and discounts in securities	(400)	(122)
Deferred federal income tax	(2,235)	(1,351)
Proceeds from the sale of loans held for sale	427,095	153,491
Originations of loans held for sale	(436,646)	(155,547)
Gain from sale of loans	(7,527)	(2,985)
Loss on sales or write-down of securities, net	2,262	2,564
Loss on sale of fixed assets	6	—
Loss on sale or write-down of foreclosed assets	1,226	303
Stock option expense	175	181
Income from bank-owned life insurance	(338)	(751)
FHLB stock dividends	—	(754)
Release of ESOP shares	—	551
Changes in
Interest receivable	(817)	26
Other assets	(1,468)	1,264
Other liabilities	(944)	(4,345)

Net cash provided by (used in) operating activities	8,057	13,098

Investing Activities
Proceeds from maturities of held-to-maturity securities	89	139
Proceeds from maturities and pay-downs of available-for-sale securities	18,036	25,048
Proceeds from sale of real estate and other assets held for sale	3,330	2,739
Proceeds from the sale of available-for-sale securities	6,383	—
Net cash paid for acquisition of Pavilion Bancorp, Inc.	—	(23,902)
Proceeds from sale of non-mortgage loans	6,103	10,707
Purchases of available-for-sale securities	(32,075)	(25,970)
Purchases of held-to-maturity securities	(900)	—
Purchases of bank-owned life insurance	(1,500)	—
Purchases of office properties and equipment, net	(1,498)	(3,240)
Net increase in loans receivable	(28,030)	(88,327)

Net cash used in investing activities	(30,062)	(102,806)

Financing Activities
Net increase in deposits and advance payments by borrowers	73,203	8,726
Repayment of Federal Home Loan Bank long-term advances	(30)	(6,399)
Net increase (decrease) in Federal Home Loan Bank short-term advances	(9,100)	15,300
Proceeds from Federal Home Loan Bank long-term advances	—	19,000
Increase (decrease) in securities sold under repurchase agreements	(6,174)	16,737
Net increase in short-term borrowings	—	11,200
Purchase of common stock for treasury	—	(635)
Cash dividends paid on common stock	(3,450)	(6,026)
Cash dividends paid on preferred stock	(1,285)	—
Proceeds from exercise of stock options	5	768
Excess tax benefits from exercise of stock options	—	72

Net cash provided by (used in) financing activities	53,169	58,743

Increase (decrease) in cash and cash equivalents	31,164	(30,965)
Cash and cash equivalents at beginning of period	46,152	65,553

Cash and cash equivalents at end of period	$77,316	$34,588

Supplemental cash flow information:
Interest paid	$26,322	$32,125

Income taxes paid	$6,600	$6,682

Transfers from loans to other real estate owned and other assets held for sale	$6,908	$3,648

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at September 30, 2009 and 2008)

1. Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments (“First Insurance”). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance and Bowling Green, Ohio areas offering property and casualty, and group health and life insurance products.

The consolidated condensed statement of financial condition at December 31, 2008 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

Earnings Per Common Share

Basic earnings per common share is net income applicable to common shares divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, warrants and stock grants. Unreleased shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) are not included in average shares for purposes of calculating earnings per share. As shares are released for allocation, they are included in the average shares outstanding. All shares under the ESOP plan were allocated as of December 31, 2008.

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

Interest income includes amortization of purchase premiums and discounts. Securities with unrealized losses are reviewed quarterly to determine if impairment is other–than-temporary. In performing this review, management considers the length of time and extent that fair value has been less than cost, the financial condition of the issuer, the impact of changes in market interest rates on market value and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the fair value of a security is less than amortized cost and the impairment is determined to be other-than-temporary, it is reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income (loss).

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including general economic conditions and the regulatory environment. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Quantitative thresholds as stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting are monitored. For the nine months ended September 30, 2009, the reported revenue for First Insurance was 5.5% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the nine months ended September 30, 2009 was 6.3% of consolidated net income. Total assets of First Insurance at September 30, 2009 were 0.4% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Income Taxes

The Company’s effective tax rate differs from the statutory 35% federal tax rate primarily because of the volatility of income tax expense attributable to the change in income before income taxes and the impact of the Company’s tax exempt income on obligations of state and political subdivisions. In accordance with FASB ASC Topic 740, Subtopic 270, Section 25, income tax expense should be recorded using the Company’s best estimate of the effective tax rate for a full year. With the other-than-temporary impairment charge recorded for the Company’s trust preferred collateralized debt obligations and the higher than anticipated provisions for loan losses being necessary, the Company’s pre-tax income is lower than expected. This has been mostly offset by the large increase in mortgage banking income. As a result, the Company’s tax exempt income had a larger impact than originally estimated and resulted in a lower than expected tax rate for the third quarter ended September 30, 2009.

Reclassifications

Some items in the prior financial statements were reclassified to conform to the current presentation.

New Accounting Standards

Statements of Financial Accounting Standards

In May 2009, FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into FASB ASC Topic 855 “Subsequent Events.” FASB ASC Topic 855 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release date of their financial statements. FASB ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. FASB ASC Topic 855 did not have an impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was primarily codified into FASB ASC Topic 105 “Generally Accepted Accounting Standards.” FASB ASC Topic 105 provides for the FASB Accounting Standards Codification to be the official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition of results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC became non-authoritative.

Financial Accounting Standards Board Staff Positions and Interpretations

In September 2006, FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was primarily codified into FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” FASB ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FASB ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

FASB ASC Topic 820 is effective for the Company for interim and annual reporting periods ending after June 15, 2009, applied prospectively; early adoption is permitted for periods ending after March 15, 2009. The Company elected to early adopt FASB ASC Topic 820 for the period ending March 31, 2009 and it did not have a significant impact on the Company’s financial statements.

In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was primarily codified into ASC Topic 320, “Investments – Debt and Equity Securities.” FASB ASC Topic 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FASB ASC Topic 320 is effective for the Company for interim and annual reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. The Company adopted the Topic effective January 1, 2009. No amounts were reversed for non-credit portion of cumulative other-than-temporary impairment (“OTTI”) charges from previous periods. As a result of implementing the new Topic, the amount of OTTI recognized in the first, second and third quarters of 2009 was $672,000, $875,000 and $994,000, respectively. Had the Standard not been issued, the amount of OTTI that would have been recognized for the first, second and third quarters of 2009 would have been $2,211,000, $1,101,000 and $920,000.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which was primarily codified into ASC Topic 825, “Financial Instruments.” FASB ASC Topic 825 amends previous FASB ASC Topic 825 guidance to require an entity to provide disclosures about fair value of financial instruments in interim as well as annual financial. Under FASB ASC Topic 825, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB ASC Topic 825. FASB ASC Topic 825 is effective for the Company for interim and annual reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. The Company elected to early adopt FASB ASC Topic 825 for the period ending March 31, 2009 and the new interim disclosures are included within Note 4.

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss) (“OCI”). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in other comprehensive income (loss) are reported net of tax. Following is a summary of other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$329	$322	$6,638	$6,476
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	(350)	(2,051)	(1,864)	(2,583)
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	994	2,051	2,541	2,583

Other-than-temporary impairment on available-for-sale securities recorded in OCI	644	—	677	—
Unrealized holding gains (losses) on available-for-sale securities arising during the period	2,983	(3,488)	3,217	(6,969)
Reclassification adjustment for (gains) losses realized in income	(154)	—	(279)	19

Net unrealized gains (losses)	2,829	(3,488)	2,938	(6,950)
Income tax effect	(1,214)	1,088	(1,265)	2,432

Total other comprehensive income (loss)	2,259	(2,400)	2,350	(4,518)

Comprehensive income	$2,588	$(2,078)	$8,988	$1,958

The following table summarizes the changes within each classification of accumulated comprehensive income for the nine months ended September 30, 2009 and 2008:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss),net
	(In thousands)
Balance at December 31, 2008	$(1,100)	$(804)	$(1,904)
Other comprehensive income (loss), net	2,350	—	2,350

Balance at September 30, 2009	$1,250	$(804)	$446

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2007	$364	$(779)	$(415)
Other comprehensive income (loss), net	(4,518)	—	(4,518)

Balance at September 30, 2008	$(4,154)	$(779)	$(4,933)

4. Fair Value

FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

FASB ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on the best information available. In that regard, FASB ASC Topic 820 established a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$13,429	$—	$13,429
Mortgage-backed securities	—	32,034	—	32,034
REMICs	—	3,952	—	3,952
Collateralized mortgage obligations	—	30,499	—	30,499
Trust preferred stock	—	—	1,877	1,877
Preferred stock	137	—	—	137
Obligations of state and political subdivisions	—	45,057	—	45,057
Mortgage banking derivative – asset	—	994	—	994
Mortgage banking derivative – liability	—	(418)	—	(418)

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$—	$14,685	$—	$14,685
Mortgage-backed securities	—	35,366	—	35,366
REMICs	—	4,159	—	4,159
Collateralized mortgage obligations	—	22,430	—	22,430
Trust preferred stock	—	—	3,873	3,873
Preferred stock	49	—	—	49
Obligations of state and political subdivisions	—	37,013	—	37,013
Mortgage banking derivative – asset	—	1,264	—	1,264
Mortgage banking derivative – liability	—	(166)	—	(166)

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, July 1, 2009	$2,161
Total gains or losses (realized/unrealized)
Included in earnings	(994)
Included in other comprehensive income (presented gross of taxes)	709
Purchases, issuances, and settlements	1
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2009	$1,877

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2009	$3,873
Total gains or losses (realized/unrealized)
Included in earnings	(2,541)
Included in other comprehensive income (presented gross of taxes)	547
Purchases, issuances, and settlements	(2)
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2009	$1,877

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$19,280	$19,280
Mortgage servicing rights	—	8,350	—	8,350
Real estate held for sale	—	—	2,437	2,437

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$14,782	$14,782
Mortgage servicing rights	—	6,611	—	6,611
Real estate held for sale	—	—	90	90

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $19,280,000, with a valuation allowance of $7,797,000 at September 30, 2009. A provision expense of $3,411,000 and $6,035,000 for the three and nine months ended September 30, 2009 was included in earnings.

Mortgage servicing rights which are carried at lower of cost or fair value had a fair value of $8,350,000 at September 30, 2009, resulting in a valuation allowance of $1,874,000. A charge of $772,000 for the three months ended September 30, 2009 and a recovery of $917,000 for the nine months ended September 30, 2009 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $438,000 and $1,101,000 for the three and nine months ended September 30, 2009 which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2009 and December 31, 2008. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FASB ASC Topic 825 requires that the fair value of demand, savings, NOW and certain money market accounts be equal to their carrying amount. The Company believes that the fair value of these deposits may be greater or less than that prescribed by FASB ASC Topic 825.

The carrying value of Subordinated Debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2009.

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Values	Carrying Value	Estimated Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$77,316	$77,316	$46,152	$46,152
Investment securities	128,682	128,714	118,461	118,492
Loans, net, including loans held for sale	1,616,719	1,613,583	1,603,603	1,619,409

	1,822,717	$1,819,613	1,768,216	$1,784,053

Other assets	195,881		189,184

Total assets	$2,018,598		$1,957,400

Liabilities and stockholders’ equity:
Deposits	$1,543,085	$1,547,617	$1,469,912	$1,476,135
Advances from Federal Home Loan Bank	146,937	153,556	156,067	162,776
Securities sold under repurchase agreements	43,280	43,280	49,454	49,454
Subordinated debentures	36,083	28,069	36,083	26,299
Advance payments by borrowers for taxes and insurance	492	492	652	652

	1,769,877	$1,773,014	1,712,168	$1,715,316

Other liabilities	14,192		16,073

Total liabilities	1,784,069		1,728,241
Stockholders’ equity	234,529		229,159

Total liabilities and stockholders’ equity	$2,018,598		$1,957,400

5. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. As of September 30, 2009, 475,900 options (453,900 for employees and 22,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted.

The Company can issue incentive stock options and nonqualified stock options under their incentive stock plans. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Nine Months Ended September 30, 2009
	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding, beginning of period	439,800	$20.58
Forfeited or cancelled	(27,850)	14.06
Exercised	(400)	11.75
Granted	64,350	9.43

Options outstanding, end of period	475,900	$19.46	$427,000

Vested or expected to vest at period end	450,553	$19.55

Exercisable at period end	284,800	$20.83	$81,000

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Nine Months Ended September 30,
	2009	2008
Cash received from option exercises	$5,000	$768,000
Tax benefit realized from option exercises	—	72,000
Intrinsic value of options exercised	1,000	290,000

As of September 30, 2009, there was $490,000 of total unrecognized compensation costs related to unvested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 2.95 years.

As of September 30, 2009 there were 90,350 shares available for grant under the Company’s stock option plans.

The fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

	Nine Months Ended September 30,
	2009		2008
Expected average risk-free rate	3.38%		4.26%
Expected average life	6.41	years	6.46	years
Expected volatility	26.10%		22.50%
Expected dividend yield	3.62%		6.08%

The weighted-average fair value of options granted for the nine months ended September 30, 2009 and 2008 were $1.87 and $1.98, respectively.

6. Acquisitions

On March 14, 2008, First Defiance completed the acquisition of Pavilion Bancorp, Inc., which was headquartered in Adrian, Michigan. Each Pavilion shareholder received 1.4209 shares of First Defiance common stock and $37.50 in cash for each share of Pavilion stock. In connection with this transaction, 1,036,861 shares of First Defiance common stock were issued at a value of $27.1 million. The common shares issued were valued at $26.117 per share, representing the average of the closing bid and ask price as of the date of announcement plus two days prior and two days subsequent to the announcement. The total cost of the transaction, including legal and investment banking fees, was $55.5 million. The assets and liabilities of Pavilion were recorded on the balance sheet at their fair value as of the acquisition date. The results of Pavilion’s operations have been included in the First Defiance’s consolidated statement of income from the date of acquisition.

The following tables summarize the estimated fair values of the net assets acquired and the computation of the purchase price and goodwill related to the Pavilion acquisition.

Acquisition Date
March 14, 2008
(In Thousands)
Assets
Cash and cash equivalents	$4,514
Investment securities	9,136
Loans, net of allowance for loan losses	232,499
Premises and equipment	6,992
Federal Home Loan Bank stock	2,036
Goodwill and other intangibles	26,016
Other assets	6,801

Total Assets	287,994
Liabilities
Deposits	209,385
Borrowings	18,403
Other liabilities	4,658

Total Liabilities	232,446

Net assets acquired	$55,548

6. Acquisitions (continued)

Acquisition Date March 14, 2008
(In Thousands)
Purchase price	$55,548
Pavilion’s carrying value of net assets acquired	(28,138)

Excess purchase price over Pavilion’s carrying Value of net assets acquired	27,410
Purchase accounting adjustments
Portfolio loans	(6,632)
Premises and equipment	2,579
Mortgage servicing rights	(1,010)
Deposits	1,021
Deferred tax liabilities	2,648

Total net tangible assets	(1,394)

Core deposit and other intangibles	(6,251)

Goodwill	$19,765

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

7. Dividends on Common Stock

As of September 30, 2009, First Defiance had declared a quarterly cash dividend of $.04 per common share for the third quarter of 2009, payable on October 23, 2009. The Company’s primary source of funds for the payment of dividends is distributions from First Federal, which require prior approval of the Office of Thrift Supervision (“OTS”), the primary regulator for both the Company and First Federal. The OTS has advised the Company that the OTS is not likely to approve any dividends in the foreseeable future. The OTS has also advised the Company that it should not pay dividends utilizing borrowings or other sources of funds that the Company may have access to. The Company expects to have further discussions with the OTS regarding these issues, but the payment of dividends in the fourth quarter of 2009 is uncertain.

As a result of the Company’s participation in the Capital Purchase Program, First Defiance is prohibited, without prior approval from the U.S. Treasury, from paying a quarterly dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

8. Earnings Per Share

Basic earnings per share as disclosed under FASB ASC Topic 260 has been calculated by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2009 and 2008. First Defiance accounts for the shares issued to its ESOP in accordance with FASB ASC Topic 718, Subtopic 40. As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee’s individual account. In the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2009 and 2008, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$(184)	$322	$5,117	$6,476
Denominator:
Denominator for basic earnings per common share – weighted average common shares	8,117	8,113	8,117	7,813
Effect of warrants	—	—	54	—
Effect of employee stock options	—	10	1	29

Denominator for diluted earnings per common share share	8,117	8,123	8,172	7,842

Basic earnings per common share	$(0.02)	$0.04	$0.63	$0.83

Diluted earnings per common share	$(0.02)	$0.04	$0.63	$0.83

There were 475,900 and 412,800 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2009, respectively. Shares under option of 333,000 and 305,413 were excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2008, respectively. Additionally, the 550,595 shares issuable related to the warrant issued to the U.S. Treasury pursuant to the Capital Purchase Program were anti-dilutive and excluded from the diluted earnings per share calculation for the three months ended September 30, 2009. Shares under option and the warrant were anti-dilutive either due to the Company’s weighted average stock price being less than the exercise price plus unearned compensation for the particular instrument or due to the Company’s net income applicable to common shares being a loss.

9. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2009
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,077	$353	$(1)	$13,429
Mortgage-backed securities	30,562	1,472	—	32,034
REMICs	3,770	182	—	3,952
Collateralized mortgage obligations	29,684	918	(103)	30,499
Trust preferred stock and preferred stock	5,495	8	(3,489)	2,014
Obligations of state and political subdivisions	42,474	2,597	(14)	45,057

Totals	$125,062	$5,530	$(3,607)	$126,985

Held-to-Maturity Securities:
FHLMC certificates	$130	$6	$—	$136
FNMA certificates	316	2	(1)	317
GNMA certificates	111	3	—	114
Obligations of state and political subdivisions	1,140	22	—	1,162

Totals	$1,697	$33	$(1)	$1,729

At December 31, 2008
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$14,180	$505	$—	$14,685
Mortgage-backed securities	34,232	1,137	(3)	35,366
REMICs	4,041	118	—	4,159
Collateralized mortgage obligations	22,196	486	(252)	22,430
Trust preferred stock and preferred stock	8,038	—	(4,116)	3,922
Obligations of state and political subdivisions	36,581	754	(322)	37,013

Totals	$119,268	$3,000	$(4,693)	$117,575

Held-to-Maturity Securities:
FHLMC certificates	$141	$5	$—	$146
FNMA certificates	378	1	(2)	377
GNMA certificates	127	1	—	128
Obligations of state and political subdivisions	240	26	—	266

Totals	$886	$33	$(2)	$917

The amortized cost and fair value of securities at September 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. The MBS, CMO and REMIC securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,670	$2,726	$960	$961
Due after one year through five years	12,628	13,024	180	201
Due after five years through ten years	7,675	8,015	—	—
Due after ten years	38,073	36,735	—	—
MBS/CMO/REMIC	64,016	66,485	557	567

	$125,062	$126,985	$1,697	$1,729

Investment securities with a carrying amount of $115.9 million at September 30, 2009 were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances and for other purposes required or permitted by law.

As of September 30, 2009, the Company’s investment portfolio consisted of 281 securities, 28 of which were in an unrealized loss position.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at September 30, 2009:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At September 30, 2009
Available-for-sale securities:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$1,004	$(1)	$—	$—	$1,004	$(1)
Collateralized mortgage obligations and REMICs	1,979	(54)	656	(49)	2,635	(103)
Trust preferred stock and preferred stock	—	—	1,942	(3,489)	1,942	(3,489)
Obligations of state and political subdivisions	—	—	1,256	(14)	1,256	(14)

Held to maturity securities:
Mortgage-backed securities	125	—	139	(1)	264	(1)

Total temporarily impaired securities	$3,108	$(55)	$3,993	$(3,553)	$7,101	$(3,608)

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequent when economic or market conditions warrant such an evaluation. The investment portfolio is evaluated for OTTI by segregating the portfolio into two general segments. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC Topic 320. Certain collateralized debt obligations are evaluated for OTTI under FASB ASC Topic 325, Investment – Other.

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

The Company held twelve trust preferred collateralized debt obligations (“CDOs”) at September 30, 2009. Management’s analysis for the first six months of 2009 deemed that the value of eight of the CDOs were other-than-temporarily impaired, three of which were written off in full.

During the third quarter 2009, management determined that additional OTTI had arose on four of the previously impaired investments along with identifying a new OTTI on an additional CDO. These securities had other-than-temporary impairment losses of $(350,000), of which $(994,000) was recorded as an expense and $644,000 was recorded as an adjustment to other comprehensive income for the three months ended September 30, 2009. For the nine months ended September 30, 2009, nine CDOs were other-than-temporarily impaired. These securities had OTTI losses of $(1,864,000), of which $(2,541,000) was recorded as an expense and $677,000 was recorded as an adjustment to other comprehensive income. To date, four CDOs have been written down to zero. As required under FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. Life-to date, the Company has a total of nine securities that are other-than-temporarily impaired at September 30, 2009 and remain classified as available for sale.

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

Trust Preferred CDOs Discount Rate Methodology

First Defiance uses market-based yield indicators as a baseline for determining appropriate discount rates, and then adjusts the resulting discount rates on the basis of its credit and structural analysis of specific CDO instruments. The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk adjusted basis. There is currently no active market for trust preferred CDOs, however, First Defiance looks principally to market yields for stand-alone trust preferred securities issued by banks, thrifts and insurance companies for which there is an active and liquid market. The next step is to make a series of adjustments to reflect the differences that nevertheless exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific CDOs. Importantly, as part of the analysis described above, First Defiance considers the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and make adjustments as necessary to reflect this additional risk.

Fundamental to this evaluation is an assessment of the likelihood of CDO coverage test failures that would have the effect of diverting cash flow away from the relevant CDO bond for some period of time. Generally speaking, the Company adjusts indicative credit spreads upwards in the case of CDOs that have relatively weaker collateral and/or less cushion with respect to overcollateralization and interest coverage test ratios and downwards if the reverse is true. This aspect of the Company’s discount rate methodology is important because there is frequently a great difference in the risks present in CDO instruments that are otherwise very similar (i.e. CDOs with the same basic type of collateral, the same manager, the same vintage, etc., may exhibit vastly different performance characteristics). With respect to this last point, First Defiance notes that given today’s credit environment, characterized by high default and deferral rates, it is typically the case that deal-specific credit performance (determined on the basis of the credit characteristics of remaining collateral) is the best indicator of what a willing market participant would pay for an instrument.

The Company uses the same methodology for all of its CDOs and believes its valuation methodology is appropriate for all of its CDOs in accordance with FASB ASC Topic 320 as well as other related guidance.

The default and recovery probabilities for each piece of collateral were formed based on the evaluation of the collateral credit and a review of historical industry default data and current/near-term operating conditions. For collateral that has already defaulted, the Company assumed a recovery of 10% of par for banks, thrifts or other depository institutions, and 15% for insurance companies. Although there is a possibility that the deferring collateral will become current at some point in the future, First Defiance has conservatively assumed that it will continue to defer and gradually will default.

The following table details the nine securities with other-than-temporary impairment, their lowest credit rating at September 30, 2009 and the related credit losses recognized in earnings for the three month periods ended March 31, 2009, June 30, 2009 and September 30, 2009 (In Thousands):

	Preferred Term VI	TPREF Funding II	Alesco VIII	Alesco Preferred Funding XII	Alesco Preferred Funding XVI	Alesco Preferred Term Sec XVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX

	Rated Caa1	Rated Caa3	Rated Ca	Rated Ca	Rated Ca	Rated Ca	Rated Ca	Not Rated	Not Rated	Total
Amount of OTTI related to credit loss at January 1, 2009	$—	$—	$—	$—	$—	$—	$488	$428	$440	$1,356

Addition – Qtr 1	15	1	212	—	25	—	369	25	25	672

Amount of OTTI related to credit loss at March 31, 2009	$15	$1	$212	$—	$25	$—	$857	$453	$465	$2,028

Addition – Qtr 2	—	123	625	—	84	43	—	—	—	875

Amount of OTTI related to credit loss at June 30, 2009	$15	$124	$837	$—	$109	$43	$857	$453	$465	$2,903

Addition – Qtr 3	—	119	163	34	135	543	—	—	—	994

Amount of OTTI related to credit loss at September 30, 2009	$15	$243	$1,000	$34	$244	$586	$857	$453	$465	$3,897

The following table provides additional information related to First Defiance’s trust preferred securities as of September 30, 2009 (dollars in thousands):

Deal	Class	Book Value	Fair Value	Unrealized Loss	Realized Losses 2009	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral

Preferred Term VI	Mezz	$243	$170	$(73)	$(15)	Caa1	5	54.40%	0.75%	—%

TPREF Funding II	B	751	295	(456)	(243)	Caa3	23	28.04%	23.27%	—

Alesco VIII*	D-1	0	0	—	(1,000)	Ca	*	*	*	*

Alesco Preferred Funding XVI	C	171	30	(141)	(244)	Ca	38	25.85%	26.71%	—

Alesco Preferred Term Sec XVII	C-1	414	29	(385)	(586)	Ca	40	25.57%	28.74%	—

I-Preferred Term Sec I	B-1	1,000	504	(496)	—	B+	15	9.04%	18.07%	24.20%

Dekania II CDO	C-1	989	480	(509)	—	BB+	38	—	15.46%	28.99%

Alesco Preferred Funding XII	C-1	822	200	(622)	(34)	Ca	71	19.47%	21.47%	—

Preferred Term Sec XXVII	C-1	952	169	(783)	—	Ca	37	20.02%	21.75%	0.03%

Trapeza CDO I*	D	0	0	—	(369)	Ca	*	*	*	*

Alesco Preferred Funding VIII*	D-1	0	0	—	(25)	Not Rated	*	*	*	*

Alesco Preferred Funding IX*	I/O	0	0	—	(25)	Not Rated	*	*	*	*

Total		$5,342	$1,877	$(3,465)	$(2,541)

*	These securities have been written down to a book value of zero and have no underlying collateral support.

The increase in OTTI in the third quarter of 2009 was the result of a significant deterioration in the performance of the underlying collateral. Specifically, depreciation was driven by both realized credit events (i.e. defaults and deferrals) and weakening credit fundamentals in some of the performing collateral, which led to an increased probability of default going forward. Coupled together, this collateral decay resulted in an increase in the Company’s assumed average lifetime default rate from 32.3% at the end of the second quarter 2009 to a rate of 34.5% at the end of the third quarter 2009.

Sales and write-downs of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Proceeds	$2,779	$—	$6,383	$—
Gross realized gains	154	—	279	—
Gross realized losses	—	—	—	—
Other-than-temporary impairment charges	(994)	(2,051)	(2,541)	(2,583)

Gross gains from calls of securities available for sale during the first nine months of 2008 were $19,000.

10. Loans

Loans receivable consist of the following (in $000s):

	September 30, 2009	December 31, 2008
Real Estate:
Residential	$233,958	$251,807
Construction	53,605	72,938
Commercial real estate	802,434	755,740

	1,089,997	1,080,485
Other Loans:
Commercial	371,881	356,574
Consumer finance	36,416	41,012
Home equity and improvement	150,379	161,106

	558,676	558,692

Total real estate and other loans	1,648,673	1,639,177
Deduct:
Loans in process	23,957	20,892
Net deferred loan origination fees and costs	1,089	1,050
Allowance for loan loss	31,248	24,592

Totals	$1,592,379	$1,592,643

Changes in the allowance for loan losses were as follows (in $000s):

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$25,840	$20,578	$24,592	$13,890
Provision for loan losses	8,051	4,907	14,762	8,761
Reserve acquired from Pavilion	—	121	—	4,258
Charge-offs:
Residential	744	478	1,397	816
Commercial real estate	1,152	1,495	3,887	2,277
Commercial	658	—	2,310	220
Home equity and improvement	196	216	627	306
Consumer finance	39	73	245	156

Total charge-offs	2,789	2,262	8,466	3,775
Recoveries	146	101	360	311

Net charge-offs	2,643	2,161	8,106	3,464

Ending allowance	$31,248	$23,445	$31,248	$23,445

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	September 30, 2009	December 31, 2008
	(in thousands)
Non-accrual loans	$35,490	$28,017
Loans over 90 days past due and still accruing	—	—
Troubled debt restructuring, still accruing	4,574	6,250

Total non-performing loans	40,064	$34,267
Real estate owned (REO)	9,352	7,000

Total non-performing assets	$49,416	$41,267

Impaired loans were as follows as of September 30, 2009 (in thousands):

Period-end impaired loans with no allowance for loan losses allocated	$16,787
Period-end impaired loans with allowance for loan losses allocated	27,077

Total	$43,864
Amount of the allowance allocated to impaired loans	$7,797

Impaired loans were as follows as of December 31, 2008 (in thousands):

Period-end impaired loans with no allowance for loan losses allocated	$6,734
Period-end impaired loans with allowance for loan losses allocated	20,812

Total	$27,546
Amount of the allowance allocated to impaired loans	$6,030

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)
Average of impaired loans during the period	$39,945	$33,869
Interest income recognized during the period	219	549
Cash-basis interest income recognized	219	518

11. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Gain from sale of mortgage loans	$1,541	$624	$7,276	$2,808
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	725	691	2,109	1,839
Amortization of mortgage servicing rights	(514)	(268)	(2,625)	(1,008)
Mortgage servicing rights valuation adjustments	(772)	(36)	917	(12)

	(561)	387	401	819

Net revenue from sale and servicing of mortgage loans	$980	$1,011	$7,677	$3,627

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.2 billion for September 30, 2009 and $1.1 billion for September 30, 2008.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the nine months ended September 30, 2009 and for the year ended December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,403	$6,089
Loans sold, servicing retained	3,447	1,450
Fair value of servicing assets acquired from Pavilion	—	3,130
Amortization	(2,625)	(1,266)

Carrying value before valuation allowance at end of period	10,225	9,403

Valuation allowance:
Balance at beginning of period	(2,792)	(116)
Impairment recovery (charges)	917	(2,676)

Balance at end of period	(1,875)	(2,792)

Net carrying value of MSRs at end of period	$8,350	$6,611

Fair value of MSRs at end of period	$8,350	$6,611

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

12. Deposits

A summary of deposit balances is as follows (in thousands):

	September 30, 2009	December 31, 2008
Non-interest-bearing checking accounts	$174,145	$176,063
Interest-bearing checking and money market accounts	477,566	374,488
Savings accounts	132,333	132,146
Retail certificates of deposit less than $100,000	544,957	578,244
Retail certificates of deposit greater than $100,000	166,787	170,485
Brokered or national certificates of deposit	47,297	38,486

	$1,543,085	$1,469,912

13. Borrowings

First Defiance’s debt, Federal Home Loan Bank (“FHLB”) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
FHLB Advances:
Overnight borrowings	$—	$9,100
Single maturity fixed rate advances	35,000	10,000
Single maturity LIBOR based advances	20,000	45,000
Putable advances	64,000	64,000
Strike-rate advances	27,000	27,000
Amortizable mortgage advances	937	967

Total	$146,937	$156,067

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $14.0 million of the putable advances with a weighted average rate of 2.69% are not yet callable by the FHLB. The call dates for these advances range from January 14, 2010 to February 11, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $50.0 million of putable advances with a weighted average rate of 5.01%. The maturity dates of these advances range from September 1, 2010 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at September 30, 2009 was 0.29%. The weighted average rate of the strike-rate advances is 4.18% and the maturity dates range from March 8, 2011 to February 25, 2013.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.68% and 3.38% on September 30, 2009 and December 31, 2008 respectively.

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

A summary of all junior debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows (in thousands):

	September 30, 2009	December 31, 2008
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464

Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$49,240	$76,857	$22,710	$70,114
Unused lines of credit	35,422	206,301	44,535	211,291
Standby letters of credit	270	20,195	67	18,860

Total	$84,932	$303,353	$67,312	$300,265

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $44.1 million and $72.9 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at September 30, 2009 and December 31, 2008, respectively.

15. Postretirement Benefits

First Defiance sponsors a defined benefit postretirement plan that is intended to supplement Medicare coverage for certain retirees who meet minimum age requirements. A description of employees or former employees eligible for coverage is included in Footnote 16 in the financial statements included in First Defiance’s 2008 Annual Report on Form 10-K.

Net periodic postretirement benefit costs include the following components for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)
Service cost-benefits attributable to service during the period	$15	$13	$45	$39
Interest cost on accumulated post-retirement benefit obligation	41	37	124	110
Net amortization and deferral	14	15	42	46

Net periodic postretirement benefit cost	$70	$65	$211	$195

16. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for the years before 2005.

17. Derivative Financial Instruments

The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133,” on January 1, 2009 which was codified into FASB ASC Topic 815, “Derivatives and Hedging,” and has included here the expanded disclosures required by that statement.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. The fair value of the Company’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.

The table below provides data about the carrying values of derivative instruments:

	September 30, 2009			December 31, 2008
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$994	$(418)	$576	$1,264	$(166)	$1,098

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$37	$—	$(522)	$—

18. Subsequent Events

The Company evaluated subsequent events up to and through November 9, 2009, which is the date the financial statements were issued. As a result of that evaluation, no subsequent events were identified that required recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services through 35 full-service branches in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. On March 14, 2008, First Defiance completed the acquisition of Pavilion Bancorp, Inc. (“Pavilion”), which added eight banking centers in southeast Michigan, expanding the Company’s reach to markets adjacent to its existing branch network. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s offices in Defiance and Bowling Green, Ohio while investment and annuity products are sold through registered investment representatives located at certain First Federal banking center locations.

First Defiance invests in U.S. Treasury and federal government agency obligations, obligations of municipal and other political subdivisions, mortgage-backed securities which are issued by federal agencies, corporate bonds, and collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB ASC Topic 320.

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $1,697,000 at September 30, 2009. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $127.0 million at September 30, 2009. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($13.4 million), certain municipal obligations ($45.1 million), CMOs and REMICs ($34.5 million), mortgage backed securities ($32.0 million) and trust preferred stock ($2.0 million).

In accordance with ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

In order to properly assess the collateral dependent loans included in its loan portfolio, the Company has established policies regarding the monitoring of the collateral underlying such loans. The Company requires an appraisal that is less than one year old for all new collateral dependent real estate loans, and all renewed collateral dependent real estate loans where new money is extended. The appraisal process is handled by the Credit Department, which selects the appraiser and orders the appraisal. First Defiance’s loan policy prohibits the account officer from talking or communicating with the appraiser to insure that the appraiser is not influenced by the account officer in any way in making their determination of value.

First Federal generally does not require updated appraisals for performing loans unless new money is requested by the borrower.

When a collateral dependent loan is downgraded to classified status, First Federal reviews the most current appraisal on file and if necessary, based on First Federal’s assessment of the appraisal, such as age, market, etc, First Federal will discount this amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by First Federal’s estimation of the carrying and selling costs. Finally, First Federal assesses whether there is any collateral short fall, considering guarantor support, and determines if a reserve is necessary.

When a collateral dependent loan moves to non-performing status, First Federal generally gets a new third party appraisal and adjusts the reserve as necessary based upon the new appraisal and an estimate of costs to liquidate the collateral. All properties that are moved into the Other Real Estate Owned “OREO”) category are supported by current appraisals, and the OREO is carried at the appraised value less First Federal’s estimate of the liquidation costs.

First Federal does not adjust any appraisals upward without written documentation of this valuation change from the appraiser. When setting reserves on classified loans, appraisal values may be discounted downward based upon First Federal’s experience with liquidating similar properties.

All collateral dependent loans over 90 days past due and or on non-accrual as well as all Troubled Debt Restructured collateral dependent loans are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90 day delinquency occurs. For Troubled Debt Restructured collateral dependent loans, the loans are put into non-performing status in the month in which the restructure occurs.

As stated above, once a collateral dependent loan is identified as non-performing, First Federal generally gets an appraisal. Troubled Debt Restructure collateral dependent loans receive an appraisal as part of the restructure credit decision.

Appraisals are received within approximately 60 days after they are requested. The First Federal Loan Loss Reserve Committee reviews each new appraisal and makes any necessary adjustment to the reserve at its meeting prior to the end of each quarter.

Any partially charged-off collateral dependent loans are considered non-performing, and as such, would need to show an extended period of time with satisfactory payment performance as well as cash flow coverage capability supported by current financial statements before First Federal will consider an upgrade to performing status. If the loan maintains a rate at restructuring that is lower than the market rate for similar credits, the loan will remain classified as a Troubled Debt Restructuring until such time as it is paid off or restructured at prevailing rates and terms. First Federal may consider moving the loan to an accruing status after six months of satisfactory payment performance.

For loans where First Federal determines that an updated appraisal is not necessary, other means are used to verify the value of the real state, such as recent sales of similar properties on which First Federal had loans as well as calls to appraisers, brokers, realtors, and investors. First Federal monitors and tracks its reserves quarterly to determine accuracy. Based on these results, changes may occur in the processes used. The recent analysis indicates that First Federal is within its target range of the ultimate losses on liquidated loans being on average within 10% of the specific reserves established for these loans.

Loan modifications constitute a Troubled Debt Restructuring if First Federal for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. For loans that are considered Troubled Debt Restructurings, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or, as a practical expedient, we may measure impairment based on the observable market price of the loan or the fair value of the collateral even though Troubled Debt Restructurings are not expected to be deemed collateral dependent. The difference between the carrying value and fair value of the loan is recorded as a valuation allowance.

The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, FHLB advances, and other borrowings. The Company’s non-interest income is mainly derived from service fees and other charges, mortgage banking income, and insurance commissions. First Defiance’s earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

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

Changes in Financial Condition

At September 30, 2009, First Defiance’s total assets, deposits and stockholders’ equity amounted to $2.02 billion, $1.54 billion and $234.5 million, respectively, compared to $1.96 billion, $1.47 billion and $229.2 million, respectively, at December 31, 2008.

Net loans receivable (excluding loans held for sale) remained flat at $1.59 billion at September 30, 2009 compared to December 31, 2008. The variances in loans receivable between December 31, 2008 and September 30, 2009 included decreases in residential real estate loans (down $17.8 million), home equity and improvement loans (down $10.7 million), construction loans (down $19.3 million), and consumer loans (down $4.6 million) while commercial loans increased $15.3 million and commercial real estate loans increased $46.7 million.

The investment securities portfolio increased $10.2 million to $128.7 million at September 30, 2009 from $118.5 million at December 31, 2008. The increase is the result of $33.0 million of securities being purchased during the first nine months of 2009 partially offset by $5.9 million of securities being matured or called in the period, principal pay downs of $12.2 million in CMOs and mortgage-backed securities, and $6.1 million of securities being sold. There was an unrealized gain in the investment portfolio of $1.9 million at September 30, 2009 compared to an unrealized loss of $1.7 million at December 31, 2008.

Deposits increased from $1.47 billion at December 31, 2008 to $1.54 billion as of September 30, 2009. Of the $73.2 million increase, interest-bearing demand deposits and money market accounts increased $103.1 million to $477.6 million and broker/national certificates of deposit increased $8.8 million to $47.3 million. These increases were slightly offset by a decline in retail time deposits of $37.0 million to $711.7 million and non-interest-bearing demand deposits decreased $1.9 million to $174.1 million. Savings accounts remained relatively flat at $132.3 million as of September 30, 2009 when compared to December 31, 2008.

FHLB advances decreased $9.1 million to $146.9 million at September 30, 2009 from $156.1 million at December 31, 2008. The decrease is attributable to a $9.1 million decrease in overnight advances due in large part from the growth in deposits.

Stockholders’ equity increased from $229.2 million at December 31, 2008 to $234.5 million at September 30, 2009. The increase is primarily the result of recording net income of $6.6 million and a $2.3 million unrealized gain on available-for-sale securities partially offset by $2.4 million of cash dividends declared on common stock and $1.4 million of accrued dividends on preferred stock.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,613,529	$23,812	5.85%	$1,585,489	$24,934	6.26%
Securities	130,673	1,685	5.08	118,502	1,636	5.31
Interest-earning deposits	60,822	41	0.27	2,231	5	0.89
FHLB stock and other	21,376	258	4.79	21,121	301	5.67

Total interest-earning assets	1,826,400	25,796	5.60	1,727,343	26,876	6.18
Non-interest-earning assets	203,570			201,644

Total assets	$2,029,970			$1,928,987

Interest-bearing liabilities:
Deposits	$1,374,441	$6,163	1.78%	$1,268,016	$7,658	2.40%
FHLB advances and other	146,941	1,267	3.42	174,343	1,603	3.66
Subordinated debentures	36,228	344	3.77	36,228	461	5.06
Notes payable	44,685	140	1.24	64,368	555	3.43

Total interest-bearing liabilities	1,602,295	7,914	1.96	1,542,955	10,277	2.65
Non-interest bearing deposits	175,928	—		169,257	—

Total including non-interest bearing demand deposits	1,778,223	7,914	1.77	1,712,212	10,277	2.39
Other non-interest-bearing liabilities	17,506			22,323

Total liabilities	1,795,729			1,734,535
Stockholders’ equity	234,241			194,452

Total liabilities and stock- holders’ equity	$2,029,970			$1,928,987

Net interest income; interest rate spread		$17,882	3.64%		$16,599	3.53%

Net interest margin (3)			3.88%			3.81%

Average interest-earning assets to average interest-bearing liabilities			114%			112%

(1)

Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,600,878	$70,333	5.87%	$1,485,455	$72,297	6.50%
Securities	126,883	5,145	5.36	118,908	4,959	5.50
Interest-earning deposits	63,093	89	0.19	6,311	119	2.52
FHLB stock and other	21,376	726	4.54	20,199	797	5.27

Total interest-earning assets	1,812,230	76,293	5.61	1,630,873	78,172	6.40
Non-interest-earning assets	202,008			193,324

Total assets	$2,014,238			$1,824,197

Interest-bearing liabilities:
Deposits	$1,366,645	$20,206	1.98%	$1,210,631	$23,851	2.63%
FHLB advances and other	146,994	3,865	3.52	161,891	4,803	3.96
Subordinated debentures	36,241	1,139	4.19	36,245	1,445	5.33
Notes payable	42,446	433	1.36	48,018	1,217	3.39

Total interest-bearing liabilities	1,592,326	25,643	2.15	1,456,785	31,316	2.87
Non-interest bearing deposits	172,341	—		155,000	—

Total including non-interest bearing demand deposits	1,764,667	25,643	1.94	1,611,785	31,316	2.60
Other non-interest-bearing liabilities	17,659			25,082

Total liabilities	1,782,326			1,636,867
Stockholders’ equity	231,912			187,330

Total liabilities and stock-holders’ equity	$2,014,238			$1,824,197

Net interest income; interest rate spread		$50,650	3.46%		$46,856	3.53%

Net interest margin (3)			3.73%			3.83%

Average interest-earning assets to average interest-bearing liabilities			114%			112%

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2009 was $329,000 compared to income of $322,000 for the comparable period in 2008. Net income applicable to common shares was a loss of $(184,000) for the third quarter of 2009. On a per share basis, basic and diluted earnings per common share for the three months ended September 30, 2009 were both $(0.02), compared to basic and diluted earnings per common share of $0.04 for the quarter ended September 30, 2008.

Net Interest Income.

The Company’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is the Company’s largest source of revenue, representing 76.0% of total revenue during the third quarter of 2009. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The federal funds rate, which is the cost of immediately overnight funds and established by the Federal Reserve Board’s Open Market Committee, began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 0.25%. During the third quarter of 2009, the federal funds rate did not change ending the quarter at 0.25%. The federal funds rate drives the Company’s prime rate, which is used to price a substantial balance of loans in the commercial and home equity portfolios. The prime interest rate began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 3.25%. During the third quarter of 2009, the prime interest rate did not change ending the quarter at 3.25%. First Defiance effectively managed the impact of the change in the prime rate by reducing its deposit rates and by changing the mix of its interest-bearing liabilities.

Net interest income was $17.6 million for the third quarter of 2009 compared to $16.4 million in the third quarter of 2008. For the third quarter of 2009, total interest income was $25.5 million, a $1.2 million decrease from the third quarter of 2008. The decline in total interest income is the result of the decline in loan yields from period to period.

Interest expense was $7.9 million for the third quarter of 2009 compared to $10.3 million in the third quarter of 2008. The majority of the decrease in interest expense occurred in interest-bearing deposits, where despite average balances increasing $106.4 million to $1.37 billion for the third quarter of 2009, the cost of that funding decreased 0.62% between the 2008 and 2009 third quarters, to 1.78% from 2.40%.

Net interest margin for the quarter ended September 30, 2009 was 3.88%, a 0.07% increase from the 2008 third quarter margin of 3.81%. The Company’s interest rate spread increased as well to 3.64% in the 2009 third quarter compared to 3.53% in the same 2008 quarterly period. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. In this low rate environment, management’s attention will be to focus on a disciplined pricing strategy to strengthen the net interest margin for the remainder of 2009.

Provision for Loan Losses.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the company sets aside reserves based on the analysis of individual credits. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to adsorb loans losses is approximate. The table on page 51 presents the allocation of the specific and general components of the allowance by signification loan types.

In establishing specific reserves, First Federal analyzes all loans on its classified and special mention lists at least quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral, and the financial strength of any guarantor in determining the amount of impairment of individual loans and the specific reserve to be recorded.

For purpose of the general reserve analysis, the loan portfolio is stratified into ten different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent four quarters.

The stratification of the loan portfolio resulted in a quantitative general allowance of $10.2 million at September 30, 2009 compared to $9.9 million at June 30, 2009. The increase in the quantitative allowance from second quarter 2009 to third quarter 2009 was due to the increase in the historical loss factors relating to commercial and commercial real estate loans.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional general reserves on the non-impaired loan portfolio for various factors that have a bearing on its loss content, including but not limited to the following.

•	Changes in international, national and local economic and business conditions and developments, including the condition of various market segments

•	Changes in the nature and volume of the loan portfolio

•	Changes in the trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations

•	Changes in the value of underlying collateral for collateral dependent loans

•	Changes in the political and regulatory environment

•	Changes in lending policies and procedures, including underwriting standards, and collection, charge-off and recovery practices

•	Changes in the experience, ability and depth of lending management and staff

•	Changes in the quality and breadth of the loan review process

The qualitative analysis for the third quarter of 2009 indicated a general reserve of $8.6 million at September 30, 2009 compared with $4.3 million at June 30, 2009. In light of the continued environment of high unemployment, declining real estate values and sustained economic weakness in the Midwest, management feels it is prudent to build our general loan loss reserves. Out of the fifteen counties that represent the footprint of the Company, only one County in Ohio, Ottawa, seen an improvement in its unemployment rate in 2009. The following are the unemployment rates for August 2009 and December 2008. August 2009 was the latest available information consistently provided for Ohio, Michigan and Indiana. The unemployment rates in August 2009 for the following counties in Ohio were; Allen 11.1%, Defiance 13.1%, Fulton 13.2%, Hancock 10.3%, Henry 12.0%, Lucas 12.4%, Ottawa 11.5%, Paulding 13.2%, Putnam 10.2%, Seneca 12.9%, Williams 15.9%, Wood 11.1%, compared to December 2008 in Allen 9.1%, Defiance 9.6%, Fulton 10.5%, Hancock 7.8%, Henry 10.6%, Lucas 10.1%, Ottawa 12.5%, Paulding 9.6%, Putnam 7.6%, Seneca 9.2%, Williams 11.0%, Wood 8.4%. The Company operates in two counties in Michigan, Hillsdale and Lenawee. The unemployment rate in Hillsdale County was 17.8% in August 2009 compared to 13.2% in December 2008 and the unemployment rate in Lenawee County was 16.5% in August 2009 compared to 12.4% in December 2008. The Company operates in one County in Indiana, Allen, which had an unemployment rate of 9.9% in August 2009 compared to 8.1% in December 2008.

The Company also received the results of a regularly scheduled examination completed on September 9, 2009 and incorporated the results of that examination in its consideration of the qualitative portion of the allowance. The inputs from the examination focused on the continued uncertainty surrounding collateral values as well as the overall directional trend of the allowance in relationship to non-performing loans and classified assets. In the aggregate, the impact to the qualitative reserve was $2.2 million.

As a result of the quantitative and qualitative analyses, the Company’s provision for loan losses for the quarter ended September 30, 2009 was $8.1 million, compared to $ 4.9 million for the quarter ended September 30, 2008. The large change this quarter was impacted by the overall increased unemployment rates in the Company’s markets, as discussed above, as well as high levels of non-performing loans, delinquencies and classified assets, particularly in the commercial and commercial real estate categories as indicated in the tables on pages 52 through 55. The provision was offset by net-charge offs of $1.5 million against specific reserves and $1.2 million against general reserves, resulting in an increase to the overall allowance for loan loss of $5.4 million in the third quarter. In management’s opinion, the overall allowance for loan and lease losses of $31.2 million as of September 30, 2009 is adequate.

Non-performing assets, which include non-accrual loans, accruing restructured loans and real estate owned, increased to $49.4 million at September 30, 2009 from $30.3 million at September 30, 2008 and from $41.3 million at December 31, 2008. Non-performing assets and asset quality ratios for First Defiance were as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)
Non-accrual loans	$35,490	$28,017
Restructured loans, accruing	4,574	6,250

Total non-performing loans	$40,064	$34,267
Real estate owned (REO)	9,352	7,000

Total non-performing assets	$49,416	$41,267

Allowance for loans losses as a percentage of total loans	1.92%	1.52%
Allowance for loan losses as a percentage of non-performing assets	63.23%	59.59%
Allowance for loan losses as a percentage of non-performing loans	78.00%	71.77%
Total non-performing assets as a percentage of total assets	2.45%	2.11%
Total non-performing loans as a percentage of total loans	2.47%	2.12%

Of the $35.5 million in non-accrual loans, $6.1 million were 1-4 family residential loans, $28.8 million were commercial or commercial real estate loans and $0.6 million were home equity or consumer loans.

First Federal’s Asset Review Committee meets monthly to review the status of work-out strategies for all criticized relationships, which include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Asset Review Committee makes recommendations regarding required allowances and proposed charge-offs which are approved by the Senior Loan Committee (in the case of charge-offs) or the Loan Loss Reserve Committee (in the case of specific allowances). At September 30, 2009 the specific allowance for loan losses recorded against the $28.8 million of non-accrual commercial and commercial real estate loans totaled $6.1 million.

Charge-offs for the third quarter of 2009 were $2.8 million and recoveries of previously charged off loans totaled $146,000 for net charge-offs of $2.6 million. By comparison, $2.3 million of charge-offs were recorded in the 2008 third quarter and $101,000 of recoveries were realized for net charge-offs of $2.2 million. As a percentage of average loans, annualized net charge-offs were 0.66% for the third quarter of 2009 compared to 0.55% in the same period of 2008.

Of the $2.8 million charge-offs in the third quarter 2009, $2.2 million were related specifically to eight credit relationships. Of the $1.2 million commercial real estate charge-offs, $989,000 or 86% related to those credit relationships. Of the $658,000 in commercial charge-offs, $627,000 or 95% related to those credit relationships.

The following table discloses charge-offs, recoveries and provision expense for the quarter ended September 30, 2009 by loan category ($ in thousands).

Quarter Ended September 30, 2009	Commercial Real Estate	Commercial	Consumer	Residential	Home Equity and improvement	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$5,492	$2,205	$64	$2,495	$350	$10,606
Charge-Offs	(1,030)	(157)	(6)	(244)	(47)	(1,484)
Recoveries	—	—	—	—	—	—
Provisions	1,687	542	39	737	284	3,289

Ending Specific Allocations	$6,149	$2,590	$97	$2,988	$587	$12,411

Allowance for loans collectively evaluated
Beginning General Allocations	$7,425	$3,603	$608	$2,341	$1,257	$15,234
Charge-Offs	(122)	(501)	(33)	(500)	(149)	(1,305)
Recoveries	29	48	45	24	—	146
Provisions	2,626	1,443	(99)	655	137	4,762

Ending General Allocations	$9,958	$4,593	$521	$2,520	$1,245	$18,837

Significant provisions for loan losses were recorded in the third quarter of 2009 on the following credits;

•

A relationship totaling $3.38 million in loans secured by all business assets of a trucking company including titled trucks and trailers. These loans were originated in July of 2006 in the lower region of Michigan. These loans were part of the March 2008 acquisition of Pavilion. In the third quarter of 2009, a $500,000 specific reserve was allocated to the allowance for this credit as a result of the company’s financial results received through June 2009. In receipt of this information, management decided to lower the value of collateral as a best estimate to the true value of the collateral. Currently, all account receivables are valued at 80%, inventory, which includes parts and supplies, are valued at 50%, and trucks, trailers and equipment is valued at 70%.

•

A $907,000 individual mortgage loan secured by a home in the lower region of Michigan. This loan was part of the March 2008 acquisition of Pavilion. In the third quarter of 2009, a $453,000 specific reserve was allocated to the allowance for this credit based on a realtor’s opinion of value.

•

A relationship of 6 loans to one borrower totaling $1.11 million secured by investment properties in northwest Ohio and Florida. These loans were originated between December 2003 and July 2008. Due to the falling market, the loans are under collateralized and, during the third quarter of 2009, a $400,000 specific reserve was allocated to the allowance for this credit for a total reserve on this relationship of

$600,000. The specific reserve was the result of the lender’s best estimate of value and then discounted using 80% of the lender’s estimate. A new appraisal has been ordered and will be reviewed when received and adjustments made accordingly if any are required.

•

A relationship of 6 loans totaling $1.63 million secured by commercial rental real estate and all business assets of a medical practice. These loans were originated between July 2002 and September 2007. These loans were part of the Pavilion acquisition. Due to loss of tenants and the borrower’s inability to lease the real estate, during the third quarter of 2009, a $313,000 specific reserve was allocated to the allowance for this credit for a total reserve on this relationship of $597,000. The specific reserve was the result of management’s best estimate of the current value based on discussions with realtors as well as reviewing recent market transaction. The result is an overall discount of 47% of the last appraisal, done in October 2004. Management believes that is analysis is directionally consistent with collateral value declines in this market and weighted current information more heavily in determining the value. This is management’s best estimate with the current information. A new appraisal has been ordered and will be reviewed when received and adjustments, if any, will be made accordingly.

•

A relationship of 3 loans totaling $3.56 million in loans, a majority of which is secured by equipment. The borrower’s main line of business is in commercial and residential cement/masonry, foundations and driveways in Southeastern Michigan. These loans were originated between September 2004 and March 2008. These loans were part of the Pavilion acquisition. Due to a slowing of the economy in the Michigan area, the borrower’s inability to produce sufficient cash flow, and the decline in collateral values, during the third quarter of 2009, a $250,000 specific reserve has been allocated to the allowance for this credit. Because of the continued deterioration in Southeastern Michigan, management’s best estimate was to reduce the collateral value of the equipment to 60%. This equipment was appraised by an independent third party in February 2009.

•

A relationship of 4 loans totaling $1.29 million in loans secured by developed lots. These loans were originated between May 2004 and July 2006. Due to lack of lot sales and declining values, during the third quarter of 2009, a $250,000 specific reserve has been allocated to the allowance for this credit. The specific reserve was the result of lowering the estimated lot sales price from approximately $70,000 per lot to $40,000 per lot due to the non-existence of lot sales in the subdivision at the higher lot value and an indication of realtor’s value in the third quarter of approximately $40,000 on an as is basis. The value of the lots is management’s best estimate of the current value using best available current data. A new appraisal has been ordered on the subdivision. The new appraisal will be reviewed when received and adjustments, if any, will be made accordingly.

The following table details net charge-offs and nonaccrual loans by loan type. For the three months ended and as of September 30, 2009, commercial real estate, which represented 48.7% of total loans, accounted for 42.5% of net charge-offs and 65.6% of nonaccrual loans, and commercial loans, which represented 22.6% of total loans, accounted for 23.1% of net charge-offs and 15.7% of nonaccrual loans. For the three months ended and as of September 30, 2008, Commercial real estate, which represented 45.9% of total loans, accounted for 66.4% of net charge-offs and 55.8% of nonaccrual loans, and commercial loans, which represented 21.7% of total loans, accounted for (0.74)% of net charge-offs and 14.5% of nonaccrual loans.

	For the Three Months Ended September 30, 2009		As of September 30, 2009
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$720	27.24%	$5,839	16.45%

Construction	—	0.00%	194	0.55%
Commercial real estate	1,123	42.49%	23,279	65.59%
Commercial	610	23.08%	5,564	15.68%
Consumer finance	(6)	(0.23)%	49	0.14%
Home equity and improvement	196	7.42%	565	1.59%

Total loans, net on unearned income	$2,643	100.00%	$35,490	100.00%

	For the Three Months Ended September 30, 2008		As of September 30, 2008
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$475	21.98%	$5,400	21.93%

Construction	(4)	(0.19)%	1,489	6.05%
Commercial real estate	1,435	66.40%	13,749	55.82%
Commercial	(16)	(0.74)%	3,575	14.51%
Consumer finance	55	2.55%	150	0.61%
Home equity and improvement	216	10.00%	267	1.08%

Total loans, net on unearned income	$2,161	100.00%	$24,630	100.00%

Credit Quality Profile

The following table discloses the period end balances for the loan portfolio by payment status as of September 30, 2009, June 30, 2009 and December 31, 2008 and selected loan trends for the past five quarters.

(dollars in thousands)	Total Balance	Current and Performing	30 to 89 days past due	Non Accrual Loans	Troubled Debt Restructuring	Non Accrual %	> 30 Days Past Due and Non Accrual %

September 30, 2009

Residential	$233,958	$221,077	$4,637	$5,839	$2,405	2.50%	4.48%

Construction	53,605	53,340	71	194	—	0.36%	0.49%

Commercial real estate	802,434	765,469	11,570	23,279	2,116	2.90%	4.34%

Commercial	371,881	363,739	2,525	5,564	53	1.50%	2.18%

Consumer finance	36,416	35,913	454	49	—	0.13%	1.38%

Home equity and improvement	150,379	147,031	2,783	565	—	0.38%	2.23%

Total loans	$1,648,673	$1,586,569	$22,040	$35,490	$4,574	2.15%	3.49%

Total Number of Loans	22,807	22,215	322	235	35

June 30, 2009

Residential	$238,000	$223,846	$5,594	$5,541	$3,019	2.33%	4.68%

Construction	44,670	44,416	194	60	—	0.13%	0.57%

Commercial real estate	768,636	727,983	13,212	25,672	1,769	3.34%	5.06%

Commercial	382,434	375,007	3,781	3,589	57	0.94%	1.93%

Consumer finance	38,074	37,595	440	39	—	0.10%	1.26%

Home equity and improvement	151,213	147,975	2,611	627	—	0.41%	2.14%

Total loans	$1,623,027	$1,556,822	$25,832	$35,528	$4,845	2.19%	3.78%

Total Number of Loans	23,106	22,522	333	219	32

December 31, 2008

Residential	$251,807	$241,446	$4,677	$4,584	$1,101	1.82%	3.68%

Construction	72,938	72,814	52	72	—	0.10%	0.17%

Commercial real estate	755,740	728,150	5,403	19,979	2,205	2.64%	3.36%

Commercial	356,574	349,078	1,671	2,881	2,944	0.81%	1.28%

Consumer finance	41,012	40,428	559	69	—	0.17%	1.42%

Home equity and improvement	161,106	155,650	4,026	432	—	0.27%	3.39%

Total loans	$1,639,177	$1,587,566	$16,388	$28,017	$6,250	1.71%	2.77%

Total Number of Loans	24,354	23,733	402	202	17

The table below is the credit risk profile trend for the last five quarters using the Company’s internally assigned loan grades. This table was created using data required to be compliant with the Company’s reporting on the thrift financial report.

Commercial Real Estate
	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Grade
Pass	$695,848	$650,573	$652,615	$655,421	$647,211
Special Mention	30,672	38,429	49,247	47,068	47,313

Substandard/Doubtful	75,914	79,634	62,979	53,251	52,152

Total by Exposure	$802,434	$768,636	$764,841	$755,740	$746,676

Commercial
	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Grade
Pass	$333,797	$338,026	$313,369	$318,949	$316,793
Special Mention	12,479	17,102	21,125	20,960	19,485

Substandard/Doubtful	25,605	27,306	15,576	16,665	17,175

Total by Exposure	$371,881	$382,434	$350,070	$356,574	$353,453

Residential
	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Grade
Pass	$212,140	$214,982	$217,765	$233,520	$231,915
Special Mention	3,769	4,585	6,052	4,433	6,812

Substandard/Doubtful	18,049	18,433	17,302	13,854	11,517

Total by Exposure	$233,958	$238,000	$241,119	$251,807	$250,244

Construction
	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Grade
Pass	$50,655	$40,985	$50,434	$72,813	$75,013
Special Mention	2,850	2,850	100	—	—

Substandard/Doubtful	100	835	—	125	809

Total by Exposure	$53,605	$44,670	$50,534	$72,938	$75,822

Consumer Financing
	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Grade
Pass	$36,132	$37,924	$38,589	$40,696	$41,772
Special Mention	—	—	—	—	—

Substandard/Doubtful	284	150	87	316	192

Total by Exposure	$36,416	$38,074	$38,676	$41,012	$41,964

Home Equity and Improvement
	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Grade
Pass	$148,805	$149,839	$155,221	$160,268	$157,937
Special Mention	—	—	—	—	—

Substandard/Doubtful	1,574	1,374	1,447	838	1,055

Total by Exposure	$150,379	$151,213	$156,668	$161,106	$158,992

Total
	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Grade
Pass	$1,477,377	$1,432,329	$1,427,993	$1,481,667	$1,470,641
Special Mention	49,770	62,966	76,524	72,461	73,610

Substandard/Doubtful	121,526	127,732	97,391	85,049	82,900

Total by Exposure	$1,648,673	$1,623,027	$1,601,908	$1,639,177	$1,627,151

The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	For the Quarter Ended
	3rd 2009	2nd 2009	1st 2009	4th 2008	3rd 2008
	(Dollars in Thousands)
Allowance at beginning of period	$25,840	$25,694	$24,592	$23,445	$20,578
Provision for credit losses	8,051	3,965	2,746	3,824	4,907
Acquired from Pavilion acquisition	—	—	—	—	121
Charge-offs:
Residential	744	505	148	369	478
Commercial real estate	1,152	2,066	669	1,480	1,495
Commercial	658	950	702	593	—
Consumer finance	39	83	123	224	73
Home equity and improvement	196	301	130	57	216

Total charge-offs	2,789	3,905	1,772	2,723	2,262
Recoveries	146	86	128	46	101

Net charge-offs	2,643	3,819	1,644	2,677	2,161

Ending allowance	$31,248	$25,840	$25,694	$24,592	$23,445

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated.

	September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
Residential	$5,395	14.2%	$4,735	14.7%	$4,364	15.0%	$3,416	15.4%	$3,542	15.4%
Construction	113	3.3	101	2.7	154	3.1	140	4.4	253	4.7
Commercial real estate	16,107	48.6	12,918	47.4	13,538	47.8	13,436	46.1	12,657	45.8
Commercial	7,183	22.6	5,808	23.6	5,613	21.9	6,351	21.8	5,741	21.7
Consumer	618	2.2	672	2.3	681	2.4	458	2.5	721	2.6
Home equity and improvement	1,832	9.1	1,606	9.3	1,344	9.8	791	9.8	531	9.8

	$31,248	100.0%	$25,840	100.0%	$25,694	100.0%	$24,592	100.0%	$23,445	100.0%

Key Asset Quality Ratio Trends

	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008	3rd Qtr 2008
Allowance for loan losses / loans	1.92%	1.60%	1.62%	1.52%	1.47%
Allowance for loan losses to net charge-offs	1,182.29%	676.62%	1,562.90%	918.64%	1,084.91%
Allowance for loan losses / non-performing assets	63.23%	52.80%	57.73%	59.59%	77.35%
Allowance for loan losses / non-performing loans	78.00%	64.00%	70.06%	71.77%	91.82%
Non-performing assets / loans plus REO	3.03%	3.02%	2.79%	2.54%	1.89%
Non-performing assets / total assets	2.45%	2.42%	2.21%	2.11%	1.58%
Net charge-offs / average loans (annualized)	0.66%	0.96%	0.41%	0.67%	0.55%

Non-Interest Income.

Total non-interest income increased to $5.6 million in the third quarter of 2009, compared with $4.1 million in the same period in 2008.

Service Fees. Service fees and other charges decreased by $140,000 or 3.8% in the 2009 third quarter compared to the same period in 2008. The decrease can be attributed to customers retaining more cash reserves in their checking and saving accounts resulting in less NSF fee transactions.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore are deemed to be non-interest income rather than interest income. Fee income related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, was $2.3 million for the quarter ended September 30, 2009 compared to $2.3 million for the same period of 2008.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $31,000 to $980,000 for the third quarter of 2009 compared to $1.0 million for the same period of 2008. Gains realized from the sale of mortgage loans more than doubled in the third quarter of 2009 to $1.5 million from $624,000 in the third quarter of 2008. Mortgage loan servicing revenue increased $34,000 in the third quarter of 2009 compared to the third quarter of 2008. The increases in gains and servicing revenue were offset by expense increases of $246,000 for the amortization of mortgage servicing rights due to the higher refinance activity during the third quarter of 2009. The Company recorded a valuation adjustment charge of $772,000 in the third quarter of 2009 compared to a charge of $36,000 in the third quarter of 2008. The mortgage servicing rights valuation is a reflection of increased market prepayment speeds.

Loss on Sale or Write-Down of Securities. Non-interest income also includes investment securities gains or losses. In the third quarter of 2009, First Defiance recognized other-than-temporary impairment (“OTTI”) charges of $994,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. The OTTI charge related to five Trust Preferred Collateralized Debt Obligation (“CDO”) investments with a remaining book value of $2.2 million. In the third quarter of 2008, First Defiance recognized a $1.9 million OTTI charge relating to the perpetual preferred securities issued by Fannie Mae and Freddie Mac. The OTTI was determined by management as a result of the action taken by the United States Treasury Department and the Federal Housing Finance Agency on September 7, 2008, which placed Fannie Mae and Freddie Mac into conservatorship. First Defiance invested $1.0 million each in preferred stock of Fannie Mae and Freddie Mac in January 2008 and as of September 30, 2008, had a combined market value of $151,000. First Defiance also recorded $150,000 of OTTI on its investment in the equity notes of two CDOs in the 2008 third quarter as a result of the default by the issuers of the securities. At September 30, 2008, the market value of those CDOs, which had a total original cost of $1.0 million, had been written down to $168,000. In the third quarter of 2009, nine available for sale securities were sold for a gain of $154,000 compared to no security sales in the same period of 2008.

Non-Interest Expense.

Non-interest expense decreased to $14.8 million for the third quarter of 2009 compared to $15.2 million for the same period in 2008. The 2008 third quarter amount includes $20,000 of non-recurring acquisition related charges associated with the March 14, 2008 acquisition of Pavilion Bancorp.

Compensation and Benefits. Compensation and benefits decreased to $6.6 million for the quarter ended September 30, 2009 from $8.0 million for the same period in 2008. The decrease is mainly attributable to reversals of variable compensation due to the overall performance of the company as well as a reduction in employees.

FDIC insurance premium. FDIC insurance expense increased to $649,000 in the third quarter of 2009 from $327,000 in the same period of 2008. This was the result of the FDIC rate increase in 2009 and higher insured deposits.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $769,000 to $5.7 million for the quarter ended September 30, 2009 from $5.0 million for the same period in 2008. Increases between the 2009 and 2008 third quarters include an increase in credit, collection and OREO expenses of $777,000 for other real estate owned and repossessed assets. These costs were partially offset by a decrease in office supply expense (down $34,000) and country club memberships (down $22,000) as a direct result of management’s cost control initiative.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the third quarter of 2009 was 60.90% compared to 66.84% for the third quarter of 2008.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of (12.67)% for the quarter ended September 30, 2009 compared to 12.02% for the same period in 2008.

Nine Months Ended September 30, 2009 and 2008

On a consolidated basis, First Defiance recognized net income for the nine months ended September 30, 2009 of $6.6 million compared to income of $6.5 million for the comparable period in 2008. Net income applicable to common shares was $5.1 million for the nine months ended September 30, 2009. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2009 were $0.63 compared to basic and diluted earnings per common share of $0.83 for the nine months ended September 30, 2008.

Net Interest Income.

Net interest income was $49.8 million for the nine months ended September 30, 2009 compared to $46.2 million for the same period in 2008. For the nine month period ended September 30, 2009, total interest income was $75.4 million, a $2.1 million decrease from the same period in 2008. Despite average earning assets increasing $181.4 million in the first nine months of 2009, the average yield declined 79 basis points as a result of a lower rate environment. The amount of interest income recognized was also affected in the first nine months of 2009 by an increase in the balance of loans that were delinquent by more than 90 days. It is the Company’s policy to reverse interest accrued on loans when they become 90 days past due. As a result of the increase in these non-performing loans, interest income was reduced by $1.9 million in the first nine months of 2009 compared to $1.3 million for the same period in 2008.

Interest expense decreased by $5.7 million to $25.6 million for the nine months ended September 30, 2009 compared to $31.3 million for the same period in 2008. While the average balance of interest-bearing liabilities increased by $135.5 million between the first nine months of 2008 and 2009, the expense associated with the higher balance was more than offset by a decline in the average cost of interest-bearing deposits, including non-interest-bearing liabilities, for the nine months ending September 30, 2009, to 1.94%, a 66 basis point decrease from the 2.60% average cost in the first nine months of 2008.

Provision for Loan Losses.

The provision for loan losses was $14.8 million for the nine months ended September 30, 2009, compared to $8.8 million during the nine months ended September 30, 2008. The year over year increase was primarily the result of the deterioration of a number of large credits in the commercial loan portfolio along with a decline in the overall economy in the Company’s primary market area, and the resulting increase in loan delinquencies. Charge-offs for the first nine months of 2009 were $8.5 million and recoveries of previously charged off loans totaled $360,000 for net charge-offs of $8.1 million. By comparison, $3.8 million of charge-offs were recorded in the same period of 2008 and $311,000 of recoveries were realized for net charge-offs of $3.5 million.

Non-Interest Income.

Total non-interest income increased to $20.7 million for the nine months ended September 30, 2009 from $16.3 million recognized in the same period of 2008.

Service Fees. Service fees and other charges increased by $233,000 or 2.4% in the nine months ended September 30, 2009 compared to the same period in 2008.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 111.7% to $7.7 million for the nine months ended September 30, 2009 from $3.6 million for the same period of 2008. Gains realized from the sale of mortgage loans increased $4.5 million to $7.3 million for the first nine months of 2009 from $2.8 million during the same period of 2008. Mortgage loan servicing revenue increased $270,000 in the first nine months of 2009 compared to the same period of 2008. These increases were offset by a $1.6 million increase in the amortization of mortgage servicing rights in the first nine months of 2009 when compared to 2008. The Company had a positive valuation adjustment of $917,000 in the first nine months of 2009 compared to a charge of $12,000 in the first nine months of 2008. The mortgage servicing rights valuation is a reflection of the increase in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights.

Insurance and Investment Sales Commission. Insurance and investment sales commission income decreased $436,000, to $3.9 million for the nine months ended September 30, 2009, from $4.4 million during the same period of 2008. This is the result of receiving less contingent commission income in the first nine months of 2009 compared to the first nine months of 2008. In 2009, $432,000 was received compared to $784,000 in 2008.

Loss on Securities. Non-interest income was reduced in the first nine months of 2009 by $2.3 million as First Defiance recognized $2.5 million of other-than-temporary impairment charges for certain impaired investment securities partially offset by the gain on sale of $279,000 from available for sale securities. In the first nine months of 2008, $2.6 million of other-than-temporary impairment charges were recorded on impaired investments partially offset by the $19,000 gain recorded from the call or maturity of securities.

Other Non-Interest Income. Other sources of non-interest income include gains from the sale of non-mortgage loans, trust income, earnings from bank-owned life insurance (“BOLI”) and other. In total, these categories increased by $265,000 in the first nine months of 2009 compared to 2008. The value of the life insurance assets used to fund the deferred compensation plan increased by $290,000 in the first nine months of 2009 and declined by $382,000 in the first nine months of 2008 resulting in a net increase in non-interest income related to this item of $672,000. This was offset by a related change in the deferred compensation liability, which is included in other non-interest expense. Also, earnings from the Company’s BOLI declined in the first nine months of 2009 due to a lower crediting rate on the Company’s investment.

Non-Interest Expense.

Non-interest expense increased to $45.9 million for the first nine months of 2009 compared to $44.2 million for the same period in 2008. The year-to-date 2008 amount includes $1.0 million of non-recurring costs associated with the Pavilion acquisition. These costs included termination fees of certain contracts, costs to grant prior service credit to former Pavilion employees in the Company’s retiree medical plan and other non-recurring costs associated with the completion of the acquisition and the transition of operations. Also in the first nine months of 2008, $752,000 of loss was recognized related to a former investment advisor.

Compensation and Benefits. Compensation and benefits decreased to $21.5 million for the first nine months ended September 30, 2009 from $22.4 million for the same period in 2008. A significant part of this decrease relates to adjustments in performance based variable compensation and a reduction in medical claims of $353,000 for the first nine months of 2009 compared to the same period in 2008. Slightly offsetting these decreases is year-over-year annual pay increases.

Occupancy. Occupancy costs increased $339,000 in the first nine months of 2009. This increase can be attributable to operating costs of a full period of the Pavilion branches in 2009.

FDIC insurance premium. FDIC insurance expense increased to $2.7 million in the first nine months of 2009 from $792,000 in the same period of 2008. This was the result of the FDIC rate increase in 2009, higher insured deposits, a special FDIC assessment of $904,000, and full utilization early in 2008 first quarter of credits issued by the FDIC.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $1.4 million to $15.8 million for the first nine months of 2009 from $14.4 million for the same period in 2008. Significant increases between the first nine months of 2009 and 2008 include an increase in the amortization of intangibles of $66,000 due to recording the core deposit and customer relationship intangible in conjunction with the Pavilion acquisition and an increase in credit, collection and OREO expenses of $1.9 million for other real estate owned and repossessed assets. These costs were partially offset by a decrease in office supply expense (down $74,000) and postage (down $111,000) as a direct result of management’s cost control initiative. Included in the 2008 results was $752,000 related to losses associated with the former investment advisor which were not covered by First Defiance’s fidelity bond.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the first nine months of 2009 was 62.36% compared to 67.29% for the same period of 2008. Excluding the impact of the acquisition related costs, the efficiency ratio for the first nine months of 2008 was 65.72%.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $8.1 million of cash provided by operating activities during the first nine months of 2009. The Company’s cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At September 30, 2009, First Defiance had $126.1 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $262.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $44.1 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by September 30, 2010 is $420.8 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to mange this risk, our Board of Directors has established an Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO reviews liquidity on a monthly basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Company’s Chief Financial Officer and Controller.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -300 basis points to +300 basis points. The likelihood of a decrease in rates as of September 30, 2009 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the nine months ended September 30, 2009 and the year-ended December 31, 2008.

September 30, 2009 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+ 300 bp	257,317	(12,816)	(4.74)%
+ 200 bp	263,393	(6,740)	(2.50)%
+ 100 bp	267,610	(2,523)	(0.93)%
0 bp	270,133	—	—

December 31, 2008 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+ 300 bp	250,485	(29,300)	(10.47)%
+ 200 bp	261,652	(18,133)	(6.48)%
+ 100 bp	271,860	(7,925)	(2.83)%
0 bp	279,785	—	—

Capital Resources

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal’s compliance with each of the capital requirements at September 30, 2009.

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized
Regulatory capital	$207,137	$207,137	$229,685	$229,685
Minimum required regulatory capital	78,178	97,722	144,051	180,063

Excess regulatory capital	$128,959	$109,415	$85,634	$49,622

Regulatory capital as a percentage of assets (1)	10.60%	10.60%	12.76%	12.76%
Minimum capital required as a percentage of assets	4.00%	5.00%	8.00%	10.00%

Excess regulatory capital as a percentage of assets	6.60%	5.60%	4.76%	2.76%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.95 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.80 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2009.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using September 30, 2009 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Economic conditions may adversely affect our operations and financial condition.

The Company conducts its banking and insurance business primarily in northwest Ohio, northeast Indiana and southeast Michigan. Unemployment rates for the counties within our geographic market area are above the median rate for the United States and above the median rates for the States of Ohio, Indiana, and Michigan. Real estate values have declined in our market area. High unemployment and declining real estate values have a negative impact on First Defiance’s earnings and financial condition because:

•	more borrowers are unable to make payments on their loans;

•	the value of collateral securing loans has declined; and

•	the overall quality of the loan portfolio has declined.

General Economic Conditions: Dramatic declines in real estate values, along with high unemployment and underemployment, have disrupted the credit and capital markets over the last two years. As a result, many financial institutions have had to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions, because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. The reduced availability of credit, the lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, the Company faces the following risks:

•

Inability of borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results;

•

Increased regulation of the financial services industry, including heightened legal standards and regulatory requirements or expectations. Compliance with such regulation will likely increase costs and may limit the Company’s ability to pursue business opportunities;

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions;

•

Increased competition among financial services companies due to the consolidation of financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect the Company’s ability to market our products and services; and

•	Further increases in FDIC insurance premiums due to the market developments which have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Declining Real Estate Values:. Approximately 76.4% of the loans in our portfolio are secured in whole or in part by real estate. As residential real estate prices have declined in the last two years, defaults and foreclosures have increased. Foreclosures and resolutions of nonperforming loans require significant personnel resources and involve other costs that may increase our operating expenses. Properties acquired through foreclosure or by deed in lieu of foreclosure are taking longer to sell in the current economy, which increases our expenses for maintaining and insuring real estate owned. If we are unable to sell properties at a price that will cover our expenses as well as the unpaid principal and interest on the loan, the resulting write-downs and losses adversely affect our net income.

Commercial real estate values are also experiencing declines. In addition, the owners of many income-producing properties are experiencing declines in their revenue, which may adversely affect their ability to repay their loans. Our commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose us to greater risk of loss on other loans.

Volatile Capital Markets: The capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. Continuing market disruption and volatility could have an adverse effect on the Company’s ability to access capital and on our business, financial condition and results of operations.

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

Changes in interest rates can adversely affect our profitability

The earnings and financial condition of First Defiance are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Interest rates are highly sensitive to many factors, including:

•	The rate of inflation;

•	Economic conditions;

•	Federal monetary policies; and

•	Stability of domestic and foreign markets.

First Federal originates a significant amount of residential mortgage loans for sale and for our portfolio. The origination of residential mortgage loans is highly dependent on the local real estate market and the level of interest rates. Increasing interest rates tend to reduce the origination of loans for sale and consequently fee income, which we report as mortgage banking income. Conversely, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of mortgage servicing rights on the loans sold to be lower than originally anticipated. If this happens, the Company may be required to write down the value of our mortgage servicing rights faster than anticipated, which will increase expense and lower earnings. Accelerated repayments on loans and mortgage backed securities could result in the reinvestment of funds at lower rates than the loans or securities were paying. Increasing interest rates may also increase the risk of default on adjustable rate mortgage loans.

The issuance of Series A Preferred Shares and Warrants to the U. S. Government may adversely affect the holders of our Common Shares.

First Defiance issued 37,000 Series A Preferred Shares and a warrant to purchase 550,595 shares of First Defiance Common Shares to the U.S. Department of the Treasury under the Capital Purchase Program. The dividends accrued and the accretion on discount on the Series A Preferred Shares issued to the U.S. Treasury reduce the net income available to the holders of our Common Shares and our earnings per Common Share. Because the Series A Preferred Shares are cumulative, any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. If the Series A Preferred Shares are not redeemed within five years after their original date of issuance, the annual dividend rate on the Series A Preferred Shares will increase from 5.0% per annum to 9.0% per annum. If we are unable to redeem the Series A Preferred Shares by December 5, 2013, the increase in the annual dividend rate on the Series A Preferred Shares could have a material adverse effect on our earnings and could also adversely affect our ability to declare and pay dividends on our Common Shares. Series A Preferred Shares will also receive preferential treatment in the event of a liquidation, dissolution or winding up of First Defiance.

The Common Shares underlying the Warrant represent approximately 6.8% of the Common Shares outstanding as of September 30, 2009 (including the shares issuable upon exercise of the Warrant in our total outstanding Common Shares). If the Warrant is exercised, the interest of the existing holders of our Common Shares will be diluted. Although the Treasury Department has agreed not to vote any of the Common Shares acquired upon exercise of the Warrant, a transferee of the Warrant or of any Common Shares acquired upon exercise of the Warrant is not bound by this restriction. Finally, the terms of the Series A Preferred Shares allow the U.S. Treasury to impose additional restrictions, including those on dividends and to unilaterally amend the terms of the Series A Preferred Shares to comply with changes in applicable federal law.

If we fail to pay dividends on the Series A Preferred Shares for six quarterly dividend periods (whether or not consecutive), the Treasury Department will have the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends have been paid. As long as the Series A Preferred Shares are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, as amended (the “Articles”), the vote or consent of holders owning at least 66 2/3% of the Series A Preferred Shares outstanding is required for:

•	any authorization or issuance of shares ranking senior to the Series A shares;

•	any amendments to the rights of the Series A Preferred Shares that would adversely affect the rights, preferences, privileges or voting power of the Series A shares; or

•

the consummation of any merger, share exchange or similar transaction unless the Series A shares remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the Series A shares remaining outstanding or such preference securities have the rights, preferences, privileges and voting power of the Series A shares.

The holders of Series A Preferred Shares, including the U.S. Treasury, may have different interests from the holders of our common shares, and could vote to block transactions that may be in the best interests of the present holders of our common shares.

Regulatory restriction on dividends and our ability to repurchase shares may adversely affect our shareholders and the market price of our common shares.

As long as the Series A shares are outstanding and held by the Treasury Department, we cannot increase the dividend on our common shares above $.26 per share without prior approval from the Treasury Department. In addition to this restriction, the OTS has directed First Defiance to seek approval of the OTS before paying any dividends on our common shares.

As long as the Series A shares are outstanding and held by the Treasury Department, we cannot repurchase our common shares without the consent of the Treasury Department (other than repurchases in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and certain other exemptions). Further, the OTS has directed First Defiance to seek approval of the OTS before repurchasing any common shares.

Our principal source of funds to pay dividends on our common shares is distributions from First Federal, which require the prior approval of the OTS. The OTS has advised us that it is not likely to approve any distributions from First Federal for this purpose, to us in the foreseeable future. The OTS has also advised us that we should not pay dividends utilizing borrowings or other sources of funds that we may have access to. Our payment of dividends in the fourth quarter of 2009 is uncertain.

The Company’s ability to meet cash flow needs on a timely basis at a reasonable cost may adversely affect net income.

First Defiance’s principal sources of liquidity are local deposits and wholesale funding sources such as Federal Home Loan Bank (“FHLB”) advances, Federal Funds purchased, securities sold under repurchase agreements, and brokered or other out-of-market certificate of deposit purchases. Also, the Company maintains a portfolio of securities that can be used as a secondary source of liquidity. Other sources of liquidity that may be available if necessary include the sale or securitization of loans, the issuance of additional collateralized borrowings beyond those currently utilized with the FHLB, the issuance of debt securities and the issuance of preferred or common securities in public or private transactions, or borrowings from a commercial bank.

The inability of the Company to access the above listed sources of liquidity when needed could cause First Federal to be unable to meet customer needs, which could adversely impact its financial condition, results of operations, cash flow, or regulatory capital levels. The OTS has directed First Defiance to seek OTS approval before incurring any new debt.

Competition affects our earnings.

The Company’s continued profitability depends on its ability to continue to effectively compete to originate loans and attract and retain deposits. Competition for both loans and deposits is intense in the financial services industry. The Company competes in its market area by offering superior service and competitive rates and products. The type of institutions First Defiance competes with include large regional commercial banks, smaller community banks, savings institutions, mortgage banking firms, credit unions, finance companies, brokerage firms, insurance agencies and mutual funds. As a result of their size and ability to achieve economies of scale, certain of First Defiance’s competitors can offer a broader range of products and services than the Company can offer. To stay competitive in its market area, First Defiance may need to adjust the interest rates on its products to match rates of its competition, which could have a negative impact on net interest margin.

The increasing complexity of our operations presents varied risks that could affect our earnings and financial condition

First Defiance processes a large volume of transactions on a daily basis and is exposed to numerous types of risks related to internal processes, people and systems. These risks include, but are not limited to, the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, breaches of data security and the Company’s internal control system and compliance with a complex array of consumer and safety and soundness regulations. The Company could also experience additional loss as a result of potential legal actions that could arise as a result of operational deficiencies or as a result of noncompliance with applicable laws and regulations.

The Company has established and maintains a system of internal controls that provide management with information on a timely basis and allows for the monitoring of compliance with operational standards. While not foolproof, these systems have been designed to manage operational risks at an appropriate, cost effective level. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. Losses from operational risks may occur, however, including losses from the effects of operational errors.

First Defiance’s operations are also dependent on its existing infrastructure, including equipment and facilities. Extended disruption of vital infrastructure as a result of fire, power loss, natural disaster, telecommunications failures, computer hacking or viruses, terrorist activity or the domestic response to such activity, or other events outside of the control of management could have a material adverse impact on First Defiance’s business, results of operations, cash flows and financial condition. First Defiance has a business recovery plan but there are no assurances that such plan will work as intended or that it will prevent significant interruptions to operations.

Laws and regulations may affect our results of operations.

The earnings of financial institutions such as First Defiance and First Federal are affected by the policies of the regulatory authorities, including the Federal Reserve Board, which regulates the money supply, and the OTS, which regulates First Defiance and First Federal. Such policies and regulations may negatively impact the Company’s operating results or financial condition.

Among the methods employed by the Federal Reserve Board to regulate the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in the reserve requirement against member bank deposits. These tools are utilized by the Federal Reserve in varying combinations to influence overall economic conditions and growth, and they have a significant impact on interest rates charged on loans and paid on deposits, which has a profound effect on the operating results of commercial and savings banks.

Under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the U.S. Treasury established the Troubled Assets Relief Program, to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The American Recovery and Reinvestment Act (the “ARRA”) was subsequently enacted to provide a sweeping economic recovery package to stimulate the economy. The failure of these significant legislative measures to help stabilize the financial markets and improve current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

First Defiance did not have any common stock repurchases during the third quarter of 2009, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the Capital Purchase Program prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

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

First Defiance Financial Corp. (Registrant)

Date: November 9, 2009	By:	/s/ William J. Small
William J. Small
Chairman, President and Chief Executive Officer

Date: November 9, 2009	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer