Form 10-K/A
period 2008-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2009-11-19
CIK 946647

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2008 was approximately $131.0 million.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2009 Annual Shareholders’ Meeting.

EXPLANATORY NOTE

First Defiance Financial Corp. (“First Defiance”) is filing this Amendment to Form 10-K for the fiscal year ended December 31, 2008 to amend Part II, Item 9B to disclose the execution of a Change of Control and Non-Compete Agreement between First Defiance and Donald P. Hileman on December 29, 2008, and to amend Item 15 to attach the Change of Control Agreement to the Form 10-K/A.

In accordance with the rules of the Securities and Exchange Commission, First Defiance has set forth the text of Part II, Item 9B. In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2 and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 32.1 and 32.2 to this Form 10-K/A. Other than the change to Item 9B, the Form 10-K is unchanged. This amendment is limited in scope to the portions of the Form 10-K set forth above and does not amend, update, or change any other items or disclosures contained in the Form 10-K.

This amendment continues to speak as of the date of the original filing of the Form 10-K and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date. The filing of this amendment shall not be deemed an admission that the Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

PART II

Item 9b:	Other Information

Pursuant to Form 8-K Item 5.02(e), First Defiance reports that on December 29, 2008, it entered into a Change of Control and Non-Compete Agreement with Donald P. Hileman.

Under the terms of the agreement, Mr. Hileman is entitled to certain payments in the event (1) his employment is terminated by the Company within six months prior to a change of control or within one year after a change of control or (2) Mr. Hileman terminates his employment within twelve months after a change in control because: there is a material and adverse change in his capacity or circumstances, he is required to move more than 35 miles from his then present office location, or the Company materially breaches the agreement. If any of these events occur, the Company will pay Mr. Hileman an amount equal to his annual base salary most recently set prior to the occurrence of the change in control and will pay the premiums to maintain his health insurance until the earlier of one year from the date of his termination or the date on which he is included in another employer’s health insurance plan. Generally, pursuant to the agreement, a change of control has the meaning set forth in Section 409(A)(a)(2)(A)(v) of the Internal Revenue Code of 1986, as amended.

The agreement contains a non-compete provision that extends for a period of twelve months if Mr. Hileman terminates his employment.

The agreement has a term of one year and will be automatically renewed at the end of each year for successive one-year periods. The agreement may be terminated at any time for Just Cause, as defined therein.

The foregoing summary is qualified in its entirety by reference to the agreement, a copy of which is attached as Exhibit 10.1 hereto.

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

(2)

The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10.1 through 10.13.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

November 17, 2009	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

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

Exhibit Number	Description

3.1	Articles of Incorporation	(1)

3.2	Code of Regulations	(1)

3.2	Bylaws	(1)

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(4)

10.1	1996 Stock Option Plan	(2)

10.2	Form of Incentive Stock Option Award Agreement	(3)

10.3	Form of Nonqualified Stock Option Award Agreement	(3)

10.4	1996 Management Recognition Plan and Trust	(2)

10.5	2001 Stock Option and Incentive Plan	(5)

10.6	1993 Stock Incentive Plan	(1)

10.7	Employment Agreement with William J. Small	(6)

10.8	Employment Agreement with James L. Rohrs	(7)

10.9	Employment Agreement with John C. Wahl	(8)

10.10	Employment Agreement with Gregory R. Allen	(9)

10.11	Description of Annual Bonus	(4)

10.12	2005 Stock Option and Incentive Plan	(10)

10.13	Change of Control and Non-Compete Agreement with Donald P. Hileman	(11)

13.1	2008 Annual Report to Stockholders	(4)

14	Code of Ethics	(4)

21	List of Subsidiaries of the Company	(4)

23.1	Consent of Crowe Horwath LLP	(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(11)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(11)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354).

(2)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2001 Form 10-K

(3)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2004 Form 10-K

(4)	Previously filed on Registrant’s 2008 Form 10-K

(5)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement

(6)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed October 1, 2007

(7)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed October 1, 2007

(8)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed October 1, 2007

(9)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007

(10)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement

(11)	Included herein