Form 10-Q/A
period 2009-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2009-11-19
CIK 946647

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value –8,117,520 shares outstanding at August 10, 2009.

EXPLANATORY NOTE

First Defiance Financial Corp. (the “Company”) hereby amends Part II, Item 4 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as originally filed with the Securities and Exchange Commission on August 10, 2009 (the “Form 10-Q”). The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to include in Item 4 the results of its shareholders’ non-binding advisory vote on executive compensation at the Company’s 2009 Annual Meeting of Shareholders.

In accordance with the rules of the Securities and Exchange Commission, the Company has set forth the text of Part II, Item 4. In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2 and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 32.1 and 32.2 to this Amendment. Other than the change to Item 4, the Form 10-Q is unchanged. This Amendment is limited in scope to the portions of the Form 10-Q set forth above and does not amend, update, or change any other items or disclosures contained in the Form 10-Q.

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

At the annual meeting of shareholders held on April 21, 2009, in Defiance, Ohio the shareholders elected three directors to three-year terms and approved the executive compensation set forth in the 2009 Proxy Statement. The following are tabulations of all votes timely cast in person or by proxy by shareholders of First Defiance for the annual meeting:

I.      Nominees for Director with Three-year Terms Expiring in 2012:

NOMINEE	FOR	WITHHELD
Douglas A. Burgei	5,643,099	285,972
Dwain I. Metzger	5,291,116	637,955
Samuel S. Strausbaugh	5,381,633	547,438

II.      Non-Binding Vote on Executive Compensation:

FOR	AGAINST	ABSTAIN
5,385,846	437,276	105,949

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

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

4