Form 10-K
period 2009-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2010-03-03
CIK 946647

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2009

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

As of March 3, 2010, there were issued and outstanding 8,117,520 shares of the Registrant’s common stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2009 was approximately $113.1 million

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2010 Annual Shareholders’ Meeting

First Defiance Financial Corp.

Annual report on Form 10-k

PART I

Item 1.	Business

First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company that, through its subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance & Investments, Inc. (“First Insurance”) (collectively, “the Subsidiaries”), focuses on traditional banking and property and casualty and life and group health insurance products. The Company’s traditional banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. The Company’s insurance activities consist primarily of commissions relating to the sale of property and casualty and life and group health insurance products.

The Company’s philosophy is to grow and prosper, building long-term relationships based on top quality service, high ethical standards and safe and sound assets. The Company operates as a locally oriented, community-based financial services organization, augmented by experienced, centralized support in select critical areas. The Company’s local market orientation is reflected in its market area management and local advisory boards, which are comprised of local business persons, professionals and other community representatives, that assist area management in responding to local banking needs.

The Company’s operating objectives include expansion, diversification within its markets, growth of its fee-based income and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Company seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market area presence or have the potential for improved profitability through financial management, economies of scale and expanded services. The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in any future transaction. During 2008, the Company acquired Pavilion Bancorp, Inc (“Pavilion”). The branches of Pavilion’s subsidiary, Bank of Lenawee, became branches of First Federal. Details of this transaction are presented in Note 4 – Acquisitions in the Notes to the financial statements.

First Federal’s current core services agreement expires in the fourth quarter of 2010. Management has evaluated its current provider as well as several other vendors and has chosen to end the contract with their current provider. The conversion of core services to a new provider will take place in the fourth qaurter of 2010. Management understands any change in core systems providors contains risk that could be disruptive to customers. The Company has started the planning process for the core system conversion and will continue throughout the year to assess our readiness.

At December 31, 2009, the Company had consolidated assets of $2.06 billion, consolidated deposits of $1.58 billion, and consolidated stockholders’ equity of $234.1 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

First Defiance’s website, www.fdef.com contains a hyperlink under the Investor Relations section to EDGAR where the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after First Defiance has filed the report with the SEC.

The Subsidiaries

The Company’s core business operations are conducted through the Subsidiaries:

First Federal Bank of the Midwest: First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. As of December 31, 2009, it conducts operations through 27 full service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Putnam, Seneca, Williams and Wood counties in northwest Ohio, 1 full service banking center office in Allen county in northeast Indiana and 7 full service banking center offices in Hillsdale and Lenawee counties in southeast Michigan.

On March 14, 2008, First Defiance completed the acquisition of Pavilion Bancorp, Inc (“Pavilion”) and its subsidiary, Bank of Lenawee. That acquisition added eight banking branch offices located in Lenawee and Hillsdale counties in Michigan. On January 21, 2005, First Defiance completed the acquisition of ComBanc, Inc. (“ComBanc”) and its subsidiary, the Commercial Bank, Delphos, Ohio. That acquisition added four branch offices located in Allen County, Ohio which is adjacent to First Defiance’s existing footprint. On April 8, 2005, First Defiance completed the acquisition of the Genoa Savings and Loan Company, (“Genoa”) which added three offices in the metropolitan Toledo, Ohio area.

First Federal is primarily engaged in community banking. It attracts deposits from the general public through its offices and uses those and other available sources of funds to originate residential real estate loans, non-residential real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, including REMICs and CMOs, and corporate bonds. First Federal’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). First Federal is a member of the Federal Home Loan Bank (“FHLB”) System.

First Insurance & Investments: First Insurance is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business in the Defiance and Bowling Green, Ohio areas. First Insurance offers property and casualty insurance, life insurance and group health insurance.

Securities

First Defiance’s securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Financial Officer, the Chief Operating Officer, and the Chief Executive Officer of First Federal can each approve transactions up to $3 million. Two of the three officers are required to approve transactions between $3 million and $5 million. All transactions in excess of $5 million must be approved by the Board of Directors.

First Defiance’s investment portfolio includes 39 CMO and REMIC issues totaling $45.3 million, all of which are fully amortizing securities. Management does not believe the risks associated with any of its CMO or REMIC investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance did not have any off-balance sheet derivative securities at December 31, 2009.

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

The carrying value of securities at December 31, 2009 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
	Under 1 Year	Weighted Average Rate	1 - 5 Years	Weighted Average Rate	6-10 Years	Weighted Average Rate	Over 10 Years	Weighted Average Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$7,991	4.90%	$15,565	4.86%	$6,170	4.84%	$1,051	4.85%	$30,777	4.87%
REMICs and CMOs	9,417	4.77	26,990	4.84	7,271	4.46	287	4.32	43,965	4.76
U.S. government and federal agency obligations	1,000	4.75	8,000	5.44	1,000	5.25	4,000	4.50	14,000	5.11
Obligations of states and political subdivisions (1)	3,025	3.48	3,339	4.73	7,345	4.07	31,097	4.47	44,806	4.36
Trust preferred stock	—		—		64	8.38	4,345	3.61	4,409	3.68

Total	$21,433		$53,894		$21,850		$40,780		$137,957

Unamortized premiums/ (discounts)									700
Unrealized gain on securities available for sale									721

Total									$139,378

(1)	Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

	December 31,
	2009	2008	2007
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$14,251	$14,685	$24,918
Obligations of state and political subdivisions	44,733	37,013	28,819
CMOs, REMICS and mortgage-backed securities	76,798	61,955	49,991
Trust preferred stock and preferred stock	1,676	3,922	8,642

Total	$137,458	$117,575	$112,370

Held-to-maturity securities:
Mortgage-backed securities	$530	$646	$817
Obligations of state and political subdivisions	1,390	240	300

Total	$1,920	$886	$1,117

For additional information regarding First Defiance’s investment portfolio refer to Note 6 – Investment Securities to the consolidated financial statements.

Interest-Bearing Deposits

First Defiance had interest-earning deposits in the FHLB of Cincinnati and other financial institutions amounting to $1.5 million and $5.2 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Company had $90.0 million and $0, respectively in overnight investments with the Federal Reserve which is included in interest-bearing deposits.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2009, First Federal serviced 13,179 loans totaling $1.22 billion. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31,
	2009			2008			2007
Rate	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance
	(Dollars in Thousands)
Less than 5.00%	3,183	$355,467	29.10%	1,089	$88,681	8.05%	759	$57,448	8.03%
5.00% - 5.99%	5,675	515,795	42.22	5,111	453,548	41.18	3,222	249,600	34.89
6.00% - 6.99%	3,688	310,368	25.41	5,302	502,811	45.66	3,897	363,018	50.74
7.00% - 7.99%	567	37,410	3.06	749	52,884	4.80	620	41,918	5.86
8.00% - 8.99%	56	2,140	0.18	70	2,931	0.27	70	3,164	0.44
9.00% and over	10	375	0.03	16	465	0.04	12	339	0.04

Total	13,179	$1,221,555	100.00%	12,337	$1,101,320	100.00%	8,580	$715,487	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	2009				2008				2007
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)
1–5 years	659	5.00%	$37,562	3.07%	941	7.63%	$65,351	5.93%	546	6.36%	$35,049	4.90%
6–10 years	2,181	16.55	111,117	9.10	2,312	18.74	126,206	11.46	1,041	12.13	48,412	6.77
11–15 years	2,382	18.07	210,332	17.22	1,795	14.55	141,168	12.82	1,991	23.21	134,243	18.76
16–20 years	682	5.17	62,182	5.09	634	5.14	54,303	4.93	830	9.67	68,412	9.56
21–25 years	2,239	16.99	213,477	17.48	2,097	17.00	203,117	18.44	590	6.88	49,132	6.87
More than 25 years	5,036	38.22	586,885	48.04	4,558	36.94	511,175	46.42	3,582	41.75	380,239	53.14

Total	13,179	100.00%	$1,221,555	100.00%	12,337	100.00%	$1,101,320	100.00%	8,580	100.00%	$715,487	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose.” At December 31, 2009, First Federal’s limit on loans-to-one borrower was $34.4 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $20.3 million, $18.8 million, $17.0 million, $16.0 million and $15.7 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2009.

Loan Portfolio Composition – The net increase or (decrease) in net loans receivable over the prior year was ($12.1 million), $316.8 million, and $49.5 million in 2009, 2008, and 2007, respectively. First Defiance acquired net loans of $232.5 million in the Pavilion acquisition in 2008. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating property totaled $444.8 million at December 31, 2009, which represents 27% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2009		2008		2007			2006	2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Single family residential	$227,592	13.8%	$251,807	15.4%	$231,921	17.9%	$250,808	20.1%	$275,497	23.2%
Five or more family residential	103,169	6.3	78,427	4.8	56,774	4.4	57,263	4.6	50,040	4.2
Nonresidential real estate	703,721	42.8	677,313	41.3	545,077	42.1	522,597	41.9	501,943	42.2
Construction	48,625	3.0	72,938	4.4	13,146	1.0	17,339	1.4	21,173	1.8

Total real estate loans	1,083,107	65.9	1,080,485	65.9	846,918	65.4	848,007	68.0	848,653	71.4
Other:
Consumer finance	33,761	2.0	40,567	2.5	37,401	2.9	43,320	3.5	54,657	4.6
Commercial	379,408	23.1	356,574	21.8	283,072	21.8	232,914	18.7	171,289	14.4
Home equity and improvement	147,977	9.0	161,106	9.8	128,080	9.9	122,789	9.8	113,000	9.5
Mobile home	344	—	445	—	342	—	450	—	640.1

Total non-real estate loans	561,490	34.1	558,692	34.1	448,895	34.6	399,473	32.0	339,586	28.6

Total loans	1,644,597	100.0%	1,639,177	100.0%	1,295,813	100.0%	1,247,480	100.0%	1,188,239	100.0%

Less:
Loans in process	26,494		20,892		5,085		6,409		8,782
Deferred loan origination fees	981		1,050		1,032		1,182		1,303
Allowance for loan losses	36,547		24,592		13,890		13,579		13,673

Net loans	$1,580,575		$1,592,643		$1,275,806		$1,226,310		$1,164,481

In addition to the loans reported above, First Defiance had $10.3 million, $11.0 million, $5.8 million, $3.4 million and $5.3 million in loans classified as held for sale at December 31, 2009, 2008, 2007, 2006 and 2005, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2009 regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	Years After December 31, 2009
	Due Less than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+	Total
	(In Thousands)
Real estate	$190,791	$87,177	$273,113	$427,056	$49,477	$55,493	$1,083,107
Non-real estate:
Commercial	239,861	48,560	74,073	16,794	120	—	379,408
Home equity and improvement	15,238	15,905	53,978	5,575	7,151	50,130	147,977
Mobile home	108	59	93	84	—	—	344
Consumer finance	16,687	7,737	8,772	455	89	21	33,761

Total	$462,685	$159,438	$410,029	$449,964	$56,837	$105,644	$1,644,597

The schedule above does not reflect the actual life of the Company’s loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which gives First Defiance the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2009 which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate	$96,462	$795,854	$892,316
Commercial	4,849	134,698	139,547
Other	74,985	75,064	150,049

	$176,296	$1,005,616	$1,181,912

Originations, Purchases and Sales of Loans – The lending activities of First Federal are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained from a variety of sources, including referrals from existing customers, real estate brokers, developers and builders, newspaper and radio advertising and walk-in customers.

First Federal’s loan approval process for all types of loans is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the collateral that will secure the loan.

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

Residential mortgage applications are accepted by retail lenders or branch managers, who utilize an automated underwriting system to review the loan request. First Federal also receives mortgage applications via an online residential mortgage origination system. A final approval of all residential mortgage applications is made by a member of a centralized underwriting staff within their designated lending limits. Loan requests in excess or outside an individual underwriter’s limit are approved by the Senior Loan Committee and, if necessary, by the Executive Loan Committee.

Retail lenders and branch managers are authorized to originate and approve direct consumer loan requests that are within policy guidelines and within the lender’s approved lending limit. Loans in excess of the lender’s approved lending limit may be approved by retail lending managers up to their approved lending limit. Loans in excess of the retail lending manager’s authorized lending limit or outside of policy must be approved by Senior Loan Committee and, if necessary, by the Executive Loan Committee. Indirect consumer loans originated by auto dealers are underwritten and approved by a designated underwriter in accordance with company policy and lending limits.

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

Adjustable-rate loans represented 1.4% of First Defiance’s total originations of one-to-four family residential mortgage loans in 2009 compared to 7.2% and 4.0% during 2008 and 2007, respectively.

Adjustable-rate loans decrease the risks associated with changes in interest rates, but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

The following table shows total loans originated, loan reductions, and the net increase in First Defiance’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Loan originations:
Single family residential	$572,500	$262,338	$216,203
Multi-family residential	75,632	44,853	22,119
Non-residential real estate	197,320	225,520	145,675
Construction	10,241	20,167	18,633
Commercial	341,477	341,657	243,229
Home equity and improvement	16,956	40,786	29,934
Consumer finance	16,530	24,751	23,931

Total loans originated	1,230,656	960,072	699,724
Loans acquired in acquisitions	—	236,759	—
Loan reductions:
Loan pay-offs	317,239	387,475	265,367
Loans sold	518,453	186,204	137,092
Periodic principal repayments	390,158	274,579	246,607

	1,225,850	848,258	649,066

Net increase in total loans and loans held for sale	$4,806	$348,573	$50,658

The gross loans acquired in the Pavilion acquisition in 2008 by category were as follows: Single family residential – $50.0 million; multi-family residential – $6.0 million; non-residential real estate – $100.9 million; commercial – $49.2 million; home equity and improvement – $25.7 million; and consumer finance – $5.0 million.

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

Delinquent Loans – The following table sets forth information concerning delinquent loans at December 31, 2009, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over and Non accrual		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Single family residential and construction	$2,467	0.15%	$2,251	0.14%	$6,024	0.37%	$10,742	0.66%
Nonresidential and Multi- family residential	2,409	0.15	871	0.05	24,042	1.46	27,322	1.66
Home equity and improvement	1,802	0.11	243	0.01	451	0.03	2,496	0.15
Consumer finance	339	0.02	38	0.00	59	0.00	436	0.02
Commercial	996	0.06	155	0.01	10,615	0.65	11,766	0.72

Total	$8,013	0.49%	$3,558	0.21%	$41,191	2.51%	$52,762	3.21%

Overall, the level of delinquencies at December 31, 2009 has increased from the levels at December 31, 2008, when First Defiance reported that 2.71% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has increased to 2.51% at December 31, 2009 from 1.71% at December 31, 2008. Overall, the level of loans that were 30 to 59 days past due and 60 to 89 days past due decreased from $11.5 million (0.70%) and $4.9 million (0.30%), respectively, at December 31, 2008 to $8.0 million (0.49%) and $3.6 million (0.21%), respectively, at December 31, 2009. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

Nonperforming Assets – All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collectability of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. We also place loans on non-accrual where the loan is paying as agreed but where the Company believes the financial condition of the borrower is such that this classification is warranted. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reversed. Subsequent payments are generally applied to the outstanding principal balance but may be recorded as interest income, depending on the assessment of the ultimate collectability of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the impaired loan is less than the recorded investment, First Defiance will recognize impairment by allocating a portion of the allowance for loan losses.

Impaired loans acquired in the ComBanc, Genoa and Pavilion acquisitions have been accounted for under the provisions of FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Such loans were recorded at their fair value, which was estimated based on the expected cash flow of the acquired loan. In the Genoa acquisition, 10 loan relationships with a stated value of $1.5 million were recorded at $721,000. In the ComBanc acquisition, 12 loan relationships with a stated value of $3.4 million were recorded at $2.0 million. In the Pavilion acquisition, 12 loan relationships with a stated value of $6.4 million were recorded at $4.4 million. Of all these impaired loans that were acquired in acquisition at December 31, 2009, 13 loan relationships remained with a contractual balance of $5.0 million and were recorded at $3.4 million. If management’s expectations about the cash flow of those loans changes over time, the difference will be recognized as a yield adjustment over the remaining life of the respective loan. In 2009, $340,000 of impairment was recognized as a yield adjustment. There were no significant changes in the expected cash flows of the remaining loan relationships in 2009.

Loans originated by First Federal having recorded investments of $58.8 million, $27.5 million, and $8.6 million were considered impaired as of December 31, 2009, 2008 and 2007, respectively. These amounts exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment and credit card loans. There was $913,000 of interest received and recorded in income during 2009 related to impaired loans. There was $1,067,000 and $338,000 recorded in 2008 and 2007, respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2009, 2008 and 2007 was $2.7 million, $1.8 million, and $861,000, respectively. The average recorded investment in impaired loans during 2009, 2008 and 2007 (excluding loans accounted for under Topic 310 Subtopic 30) was $38.9 million, $25.7 million and $9.6 million, respectively. The total allowance for loan losses related to these loans was $12.2 million, $6.0 million, and $1.4 million at December 31, 2009, 2008 and 2007, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2009, First Defiance recognized $1.3 million of expense related to write-downs in value of real estate acquired by foreclosure. The balance of real estate owned at December 31, 2009 was $13.4 million and other repossessed assets totaled $114,000.

As of December 31, 2009, First Defiance’s total non-performing loans amounted to $47.9 million or 2.96% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $34.3 million or 2.12% of total loans, at December 31, 2008. Non-performing loans are loans which are more than 90 days past due or loans which have been restructured and identified as troubled debt restructurings. The nonperforming loan balance includes $30.2 million of loans originated by First Federal also considered impaired or acquired loans accounted for under Topic 310 Subtopic 30.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Nonperforming loans:
Single family residential, construction and home improvement	$6,475	$5,088	$2,608	$1,980	$2,648
Nonresidential and multi-family residential real estate	24,042	19,979	5,917	4,977	1,917
Commercial	10,615	2,881	675	272	287
Mobile home	—	—	—	—	—
Consumer finance	59	69	17	54	100
Troubled debt restructurings	6,715	6,250	—	—	—

Total nonperforming loans	47,906	34,267	9,217	7,283	4,952
Real estate owned	13,413	6,973	2,410	2,321	315
Other repossessed assets	114	27	50	71	89

Total repossessed assets	13,527	7,000	2,460	2,392	404

Total nonperforming assets	$61,433	$41,267	$11,677	$9,675	$5,356

Total nonperforming assets as a percentage of total assets	2.99%	2.11%	0.73%	0.63%	0.37%

Total nonperforming loans as a percentage of total loans*	2.96%	2.12%	0.71%	0.59%	0.42%

Allowance for loan losses as a percent of total nonperforming assets	59.49%	59.59%	118.95%	140.35%	255.28%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

In addition to the $47.9 million of non-performing loans reported above and $32.0 million of loans considered impaired (including loans accounted for under Topic 310 Subtopic 30), which are not included in the non-performing loans reported above, there are approximately $59.8 million of performing nonresidential real estate and commercial loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the inclusion of such loans in non-performing loans at some future date. In analyzing these loans for the purpose of determining the adequacy of the allowance for loan losses, management has determined that these loans generally have significant collateral, strong guarantors, or both.

Allowance for Loan Losses – First Defiance maintains an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance for loan loss is made up of two components. The first is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolio based on quantitative and qualitative factors. Quantitative factors are primarily the historical loss experience of the portfolio for the most recent four quarters. Qualitative factors that may lead the company to add additional general reserves on the non-impaired loan portfolio include such things as: changes in international, national and local economic business conditions, changes in the value of underlying collateral for collateral dependent loans, changes in the political and regulatory environment and changes in the trends of the loan portfolio.

The second component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual credits. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. The Company also considers the impacts of any SBA or FAS guarantees. Management also engages a third-party to do an annual review of all loan relationships in excess of $250,000 which, among other things, independently assesses management’s loan grades.

Loans charged-off are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remained static. To the extent that the portfolio grows at a rapid rate or overall quality deteriorates, the provision generally will exceed charge-offs, as happened in 2009 and 2008. However, in certain circumstances, including in 2006, net charge-offs may exceed the provision for loan losses when management determines that loans previously provided for in the allowance for loan losses are uncollectible and should be charged off. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2009, First Defiance’s allowance for loan losses amounted to $36.5 million compared to $24.6 million at December 31, 2008. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Allowance at beginning of year	$24,592	$13,890	$13,579	$13,673	$9,956
Provision for credit losses	23,232	12,585	2,306	1,756	1,442
Allowance acquired in acquisitions	—	4,258	—	—	3,027
Charge-offs:
Single family residential real estate	(2,281)	(1,185)	(256)	(513)	(179)
Commercial real estate	(5,799)	(3,758)	(1,803)	(1,028)	(226)
Commercial	(2,664)	(813)	(99)	(177)	(270)
Consumer finance	(320)	(380)	(161)	(392)	(354)
Home equity and improvement	(762)	(363)	(81)	(166)	(25)

Total charge-offs	(11,826)	(6,499)	(2,400)	(2,276)	(1,054)
Recoveries	549	358	405	426	302

Net charge-offs	(11,277)	(6,141)	(1,995)	(1,850)	(752)

Ending allowance	$36,547	$24,592	$13,890	$13,579	$13,673

Allowance for loan losses to total non- performing loans at end of year	76.29%	71.77%	150.70%	186.45%	276.11%
Allowance for loan losses to total loans at end of year*	2.26%	1.52%	1.08%	1.10%	1.16%
Allowance for loan losses to net charge-offs for the year	324.08%	400.46%	696.24%	734.00%	1,818.22%
Net charge-offs for the year to average loans	0.70%	0.41%	0.16%	0.15%	0.07%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses, as well as charge-offs, has increased significantly from 2008 to 2009 due mainly to continued deteriorating national and local economic conditions and the declining values of the underlying collateral of collateral dependent loans. The level of charge-offs increased in 2007, 2006 and 2005 because of general growth in the overall portfolio and deteriorating economic conditions, while in 2008 and 2009 there were some large relationships in the commercial real estate portfolio that were charged off due to the effect of the slowing economy. Management anticipates similar charge-off activity in 2010, but believes the level of allowance for loan losses is sufficient to cover the estimated losses incurred but not recognized in the loan portfolio.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition.”

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars in Thousands)
Single family residential and construction	$6,048	16.8%	$3,678	19.8%	$2,112	18.9%	$2,077	21.5%	$1,484	25.0%
Nonresidential and Multi-family residential real estate	18,876	49.1	13,436	46.1	7,750	46.5	7,478	46.5	8,965	46.4
Other:
Commercial loans	9,444	23.1	6,351	21.8	3,420	21.8	3,317	18.7	2,287	14.4
Consumer and home equity and improvement loans	2,179	11.0	1,127	12.3	608	12.8	707	13.3	937	14.2

	$36,547	100.0%	$24,592	100.0%	$13,890	100.0%	$13,579	100.0%	$13,673	100.0%

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

To supplement its funding needs, First Defiance also utilizes the national market for Certificates of Deposit. Such deposits have maturities ranging from six months to three years. These deposits are issued at the current rates available to customers in our market areas. The total balance of national certificates of deposit was $47.4 million at December 31, 2009. National CDs at December 31, 2008 totaled $38.5 million.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$176,513	—	$159,452	—	$104,200	—
Interest bearing demand deposits	447,858	0.77%	381,627	1.28%	310,230	2.67%
Savings deposits	132,589	0.35	135,374	1.02	92,756	1.51
Time deposits	790,379	2.81	714,362	3.51	661,974	4.65

Totals	$1,547,339	1.69%	$1,390,815	2.25%	$1,169,160	3.46%

The following table sets forth the maturities of First Defiance’s retail certificates of deposit having principal amounts of $100,000 or more at December 31, 2009 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2010	$29,743
June 30, 2010	34,421
September 30, 2010	25,784
December 31, 2010	11,332
After December 31, 2010	62,020

Total retail certificates of deposit with balances of $100,000 or more	$163,300

The following table details the deposit accrued interest payable as of December 31:

	2009	2008
	(In Thousands)
Interest bearing demand deposits and money market accounts	$48	$60
Certificates of deposit	665	1,327

	$713	$1,387

For additional information regarding First Defiance’s deposits see Note 12 to the financial statements.

Borrowings – First Defiance may obtain advances from the FHLB of Cincinnati by pledging certain of its residential mortgage loans, non-residential loans, multi-family loans, home equity loans and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	December 31,
	2009	2008	2007
	(Dollars in Thousands)
Long-term:
FHLB advances	$146,927	$146,967	$128,236
Weighted average interest rate	3.36%	4.00%	4.97%
Short-term:
FHLB advances	$—	$9,100	$11,300
Weighted average interest rate	—	0.54%	4.28%
Securities sold under agreement to repurchase	$48,398	$49,454	$30,055
Weighted average interest rate	1.05%	1.79%	3.14%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s Long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$146,967	$153,153	$129,020
Average balance	146,946	146,054	128,622
Weighted average interest rate	3.48%	4.17%	5.05%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2009	2008	2007
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$—	$44,900	$45,800
Average balance	33	14,004	7,772
Weighted average interest rate	0.84%	2.17%	5.23%
Revolving credit agreements:
Maximum balance	$—	$23,200	$500
Average balance	—	14,416	171
Weighted average interest rate	—	4.45%	6.20%
Securities sold under agreement to repurchase:
Maximum balance	$50,920	$50,679	$30,055
Average balance	44,287	36,926	23,739
Weighted average interest rate	1.29%	2.69%	3.04%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2009, there were $146.9 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. At December 31, 2009 and December 31, 2008, $0.0 million and $9.1 million, respectively, were outstanding under First Defiance’s Cash Management Advance Line of credit. The total available under this line is $15.0 million. Additionally, First Defiance has $100.0 million available under a REPO line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash and investment securities. At December 31, 2009, other than amounts available on the REPO and Cash Management line, First Federal’s additional borrowing capacity with the FHLB was $45.0 million due to these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $19.4 million at December 31, 2009. First Federal also acquired $2.0 million in stock of the FHLB of Indianapolis from the Pavilion acquisition. This stock is required to be held for a minimum of five years from the date the stock was acquired by First Federal, March 14, 2008.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time homebuyers.

For additional information regarding First Defiance’s FHLB advances and other debt see Notes 13 and 15 to the financial statements.

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

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was

formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 1.63% as of December 31, 2009. The rate was 3.38% at December 31, 2008.

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

Participation in the Capital Purchase Program

In December 2008, First Defiance participated in the U.S. Treasury’s Capital Purchase Program (“CPP”). Under the CPP, First Defiance issued $37.0 million of First Defiance non-voting preferred stock and a warrant to purchase 550,595 shares of Common Stock at an exercise price of $10.08 per share, subject to certain anti-dilution and other adjustments. The $37.0 million of Preferred Stock issued by First Defiance under the CPP will qualify as Tier 1 capital. The cash received from the preferred stock issuance is reflected in the financing activities section of the Consolidated Statements of Cash Flows in Item 8 of this Form 10-K. The general purpose of the funds was to maintain and create lending opportunities in our market area.

Employees

First Defiance had 553 employees at December 31, 2009. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

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

The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2009, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	December 31, 2009
	Amount	Percent
	(In Thousands)
Tangible Capital	$207,554	10.40%
Requirement	29,937	1.50

Excess	$177,617	8.90%

Core Capital	$207,554	10.40%
Requirement	79,831	4.00

Excess	$127,723	6.40%

Total risked-based capital	$229,649	13.04%
Risk-based requirement	140,910	8.00

Excess	$88,739	5.04%

To be categorized as a well-capitalized institution, institutions need to maintain a tier 1 (core) capital ratio of 5%, a tier 1 capital to risk-weighted assets ratio of 6%, and a risk-based capital ratio of 10%. First Federal’s capital at December 31, 2009, meets the standards for a well-capitalized institution. There are no conditions or events since the most recent notification from the OTS regarding those capital standards that management believes have changed any of the well-capitalized categorizations of First Federal.

Dividends – First Defiance’s payment of dividends to its shareholders is generally funded by the payment of dividends by the Subsidiaries. Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for the current year plus the preceding two calendar years. First Federal is required to receive prior approval from its primary regulator, the OTS, before it can pay any dividends to First Defiance, its parent company. At this time, the Company believes it is unlikely that OTS approval would be received. First Federal paid $5.4 million in dividends in 2009 and $10.0 million in 2008. As a result of its participation in the CPP, First Defiance is prohibited, without prior approval from the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

Transactions with Insiders and Affiliates – Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. In addition, all related party transactions must be approved by the Company’s audit committee pursuant to NASDAQ Rule 4350(h), including loans made by financial institutions in the ordinary course of business. All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act (FRA) and the Federal Reserve Board’s (FRB) Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance is an affiliate of First Federal.

Holding Company Regulation – First Defiance is an unitary thrift holding company and is subject to OTS regulations, examination, supervision and reporting requirements. Federal law generally prohibits a thrift holding company from controlling any other savings association or thrift holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. If First Defiance was to acquire control of another savings institution, other than through a merger or other business combination with First Federal, First Defiance would become a multiple thrift holding company and its activities would thereafter be limited generally to those activities authorized by the FRB as permissible for bank holding companies.

Deposit Insurance – First Federal is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. Deposit accounts at First Federal are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until June 30, 2010, which was extended from the original December 31, 2009 expiration. The Bank has opted to participate in the FDIC’s Transaction Account Guarantee Program. See “Temporary Liquidity Guarantee Program” below.

During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, on December 16, 2008, the FDIC increased assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Further, beginning April 1, 2009, the FDIC required higher risk institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels. On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009 in the amount of $906,000 for First Federal. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. First Federal paid $9.3 million for the three-year prepayment in December 2009, of which $592,000 was expensed in the fourth quarter of 2009 and the remainder will be expensed over three years.

In January 2010, the FDIC issued an advance notice of proposed rule-making asking for comments on how the FDIC’s risk-based deposit insurance assessment system could be changed to include the risks of certain employee compensation as criteria in the assessment system.

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

Temporary Liquidity Guarantee Program – On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program. This program has two components – The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company opted to participate in the Debt Guarantee Program.

The Transaction Account Guarantee Program provides full deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010, which was extended from the original December 31, 2009 expiration. An annualized twenty-five basis point assessment (increased from 10 basis points) on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Company has opted to participate in the Transaction Account Guarantee Program.

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

Economic conditions may adversely affect First Defiance’s operations and financial condition.

Local Economic Conditions – First Defiance conducts its banking and insurance business primarily in northwest Ohio, northeast Indiana and southeast Michigan. Unemployment rates for the counties within our geographic market area are above the median rate for the United States and above the median rates for the States of Ohio, Indiana, and Michigan. As reported for December 2009, the 15 counties in which our offices are located had unemployment rates between 9.6% and 17.3%, and only one, Ottawa County, Ohio, experienced an improvement in its unemployment rate in 2009. In addition, real estate values in First Defiance’s markets have declined and may continue to decline. High unemployment and declining real estate values have a negative impact on the Company’s earnings and financial condition because:

•	more borrowers are unable to make payments on their loans;

•	the value of collateral securing loans has declined; and

•	the overall quality of the loan portfolio has declined.

General Economic Conditions – Dramatic declines in real estate values, along with high unemployment, have disrupted the national credit and capital markets over the last two years. As a result, many financial institutions have had to seek additional capital, to merge with larger and stronger institutions, to seek government assistance or bankruptcy protection and, in some cases, they have been forced into a sale or closed by the bank regulatory agencies. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions, because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. The reduced availability of credit, the lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, First Defiance faces the following risks:

•

inability of borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results;

•

increased regulation of the financial services industry, including heightened legal standards and regulatory requirements or expectations; compliance with such regulation will likely increase costs and may limit the Company’s ability to pursue business opportunities;

•

further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions;

•	increased competition among financial services companies due to the consolidation of financial institutions, which may adversely affect our ability to market the Company’s products and services; and

•	further increases in FDIC insurance premiums due to the market developments which have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Declining Real Estate Values – Approximately 74.9% of the loans in First Federal’s portfolio are secured in whole or in part by real estate. As residential real estate prices have declined in the last two years, defaults and foreclosures have increased. Commercial real estate values have also declined, and the owners of many income-producing properties are experiencing declines in their revenue, which may adversely affect their ability to repay their loans. Foreclosures and resolutions of nonperforming loans require significant personnel resources and involve other costs that may increase our operating expenses. Properties acquired through foreclosure or by deed in lieu of foreclosure are taking longer to sell in the current economy, which increases the Company’s expenses for managing, maintaining and insuring real estate owned. If First Federal is unable to sell properties at a price that will cover its expenses as well as the unpaid principal and interest on the loan, the resulting write-downs and losses adversely affect First Defiance’s net income.

Volatile Capital Markets – The capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on credit availability for certain issuers. Continuing market disruption and volatility could have an adverse effect on the Company’s ability to access capital and on its business, financial condition and results of operations.

First Defiance’s stock price may fluctuate significantly in the future and these fluctuations may be unrelated to the underlying performance of First Defiance. General market price declines and overall market volatility in the future could adversely affect the price of its common stock, and the current market price of the stock may not be indicative of future market prices.

First Defiance’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	Actions by government regulators;

•	First Defiance’s announcements of developments related to its business;

•	Fluctuation in our results of operation;

•	Sales of substantial amounts of our securities into the marketplace;

•	New reports of trends, concerns and other issues related to the financial services industry.

First Defiance’s loan portfolio includes a concentration of commercial real estate loans and commercial loans, which involve risks specific to real estate value and the successful operations of these businesses.

At December 31, 2009, First Federal’s portfolio of commercial real estate loans totaled $806.9 million, or approximately 49.1% of total loans. First Federal’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose First Defiance to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

At December 31, 2009, First Federal’s portfolio of commercial loans totaled $379.4 million, or approximately 23.1% of total loans. Commercial loans generally expose First Defiance to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. First Federal’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

First Defiance targets its business lending towards small and medium-sized businesses, many of which have fewer financial resources than larger companies and may be more susceptible to economic downturns. If general economic conditions negatively impact these businesses, First Defiance’s results of operations and financial condition may be adversely affected.

Increases to the allowance for loan losses may cause First Defiance’s earnings to decrease.

First Defiance makes a number of assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, First Defiance relies on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If its assumptions prove to be incorrect, First Defiance’s allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to the allowance. Material additions to the allowance and any loan losses that exceed First Defiance’s reserves would materially adversely affect our results of operations and financial condition.

Changes in interest rates can adversely affect First Defiance’s profitability

First Defiance’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference, or spread, between interest earned from loans and investments and interest paid on deposits and borrowings. Interest rates are highly sensitive to many factors, including:

•	the rate of inflation;

•	economic conditions;

•	federal monetary policies; and

•	stability of domestic and foreign markets.

Because First Defiance’s interest-bearing liabilities may reprice or mature more quickly than its interest-earning assets, an increase in interest rates could result in a decrease in First Defiance’s net interest income.

First Federal originates a significant amount of residential mortgage loans that it sells in the secondary market. The origination of residential mortgage loans is highly dependent on the local real estate market and the current interest rates. Increasing interest rates tend to reduce the origination of loans for sale and consequently fee income, which First Defiance reports as mortgage banking income. Conversely, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of mortgage servicing rights on the loans sold to be lower than originally anticipated. If this happens, First Defiance may be required to write down the value of its mortgage servicing rights faster than anticipated, which will increase expense and lower earnings. Accelerated repayments on loans and mortgage backed securities could result in the reinvestment of funds at lower rates than the loans or securities were paying.

Laws and regulations may affect First Defiance’s results of operations.

The earnings of financial institutions are affected by the regulations and policies of various regulatory authorities, including the Federal Reserve Board, which regulates the money supply, and the OTS, which regulates the Company and First Federal, and the FDIC, which regulates First Federal. The OTS has extensive supervisory authority over the Company, affecting a comprehensive range of matters relating to ownership and control of First Defiance’s shares, First Defiance’s acquisition of other companies and businesses, permissible activities for the Company to engage in, maintenance of adequate capital levels and other aspects of operations. These supervisory and regulatory powers are intended primarily for the protection for First Defiance’s depositors and customers and the deposit insurance fund, rather than First Defiance’s shareholders.

In connection with its supervision of First Defiance, the OTS presented the Company with a memorandum of understanding, which is a tool employed by bank regulatory agencies to address areas of concern to the regulator. The memorandum for the Company requires that it submit to the OTS specific strategies for increasing and maintaining capital at targets, to be established by First Defiance’s board of directors that are commensurate with First Defiance’s risk profile. At December 31, 2009, First Federal’s capital ratios were 10.40% for tangible capital and 13.04% for total risk-based capital, both of which exceed the regulatory thresholds to be considered “well-capitalized.” The memorandum also requires that First Defiance obtain approval from the OTS before it pays any dividends, including dividends on common shares, or incur, issue, renew, or rollover any debt. First Federal is also agreeing to a memorandum of understanding, the principal terms of which relate to First Federal’s risk profile and asset quality. Compliance with the First Federal memorandum may restrict First Defiance’s operations and adversely affect its financial results.

FDIC insurance premiums have increased substantially in 2009, and First Federal expects to pay higher FDIC premiums in the future because bank failures have significantly reduced the deposit insurance fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a special assessment, which totaled $906,000 for First Federal. Additional special assessments may be imposed by the FDIC for future periods. On November 12, 2009, the FDIC adopted a final rule that requires insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. First Federal’s deposit insurance premiums will also increase because of the MOU. Additional bank failures may require additional significant deposit insurance premium increases, which would affect First Defiance’s income.

First Defiance issued $37.0 million of our Series A Preferred Shares to the U.S. Treasury pursuant to the CPP. The rules and policies applicable to CPP participants continue to evolve and their scope, timing and effect cannot be predicted. Current restrictions include limits on First Defiance’s ability to pay retention awards, bonuses and other incentive compensation during the period in which it has any outstanding securities held by the U.S. Treasury that were issued under the CPP. These limitations may adversely affect First Defiance’s ability to recruit and retain key personnel, especially if it is competing for talent against institutions that are not subject to the same restrictions.

The laws and regulations applicable to the banking industry could change at any time. As a result of ongoing challenges facing the U. S. economy in particular, the potential exists for new laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations. Increased regulation could increase First Defiance’s cost of compliance and reduce its income to the extent that they limit the manner in which First Defiance may conduct business, including its ability to offer new products, charge fees for specific products and services, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

First Defiance’s ability to meet cash flow needs on a timely basis at a reasonable cost may adversely affect net income.

First Defiance’s principal sources of liquidity are local deposits and wholesale funding sources such as FHLB advances, Federal Funds purchased, securities sold under repurchase agreements, and brokered or other out-of-market certificate of deposit purchases. Also, First Defiance maintains a portfolio of securities that can be used as a secondary source of liquidity. First Defiance’s access to funding sources in amounts adequate to finance or capitalize its activities or on terms that are acceptable could be impaired by factors that affect First Defiance directly or the financial services industry or economy in general, such as further disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Other possible sources of liquidity include the sale or securitization of loans, the issuance of additional collateralized borrowings beyond those currently utilized with the FHLB, the issuance of debt securities and the issuance of preferred or common securities in public or private transactions, or borrowings from a commercial bank. First Defiance does not currently have any borrowings from a commercial bank, but it has used them in the past. Pursuant to the MOU, First Defiance must obtain OTS approval before incurring or issuing any debt.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to First Defiance’s shareholders, or fulfill obligations such as repaying First Defiance’s borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Competition affects First Defiance’s earnings.

First Defiance’s continued profitability depends on its ability to continue to effectively compete to originate loans and attract and retain deposits. Competition for both loans and deposits is intense in the financial services industry. The Company competes in its market area by offering superior service and competitive rates and products. The type of institutions First Defiance competes with include large regional commercial banks, smaller community banks, savings institutions, mortgage banking firms, credit unions, finance companies, brokerage firms, insurance agencies and mutual funds. As a result of their size and ability to achieve economies of scale, certain of First Defiance’s competitors can offer a broader range of products and services than the Company can offer. To stay competitive in its market area, First Defiance may need to adjust the interest rates on its products to match rates of its competition, which could have a negative impact on net interest margin.

The increasing complexity of First Defiance’s operations presents varied risks that could affect its earnings and financial condition

First Defiance processes a large volume of transactions on a daily basis and is exposed to numerous types of risks related to internal processes, people and systems. These risks include, but are not limited to, the risk of fraud by persons inside or outside the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, breaches of data security and our internal control system and compliance with a complex array of consumer and safety and soundness regulations. First Defiance could also experience additional loss as a result of potential legal actions that could arise as a result of operational deficiencies or as a result of noncompliance with applicable laws and regulations.

First Defiance has established and maintains a system of internal controls that provides management with information on a timely basis and allows for the monitoring of compliance with operational standards. These systems have been designed to manage operational risks at an appropriate, cost effective level. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. Losses from operational risks may still occur, however, including losses from the effects of operational errors.

First Defiance’s operations are also dependent on its existing infrastructure, including equipment and facilities. Extended disruption of vital infrastructure as a result of fire, power loss, natural disaster, telecommunications failures, computer hacking or viruses, terrorist activity or the domestic response to such activity, or other events outside of the control of management could have a material adverse impact on its business, results of operations, cash flows and financial condition. First Defiance has a business recovery plan, but there are no assurances that such a plan will work as intended or that it will prevent significant interruptions to operations.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.

In the normal course of business, First Defiance collects, processes and retains sensitive and confidential client and customer information on behalf of First Defiance and other third parties. Despite the security measures the Company has in place, First Defiance’s facilities and systems, and those of the Company’s third party service providers, may be vulnerable to security breaches, act of vandalism, computer viruses, lost or misplace data, or other similar events. Any security breach involving the unauthorized disclosure or loss of confidential customer information, whether by First Defiance or by the Company’s third party vendors, could severely damage First Defiance’s reputation, expose the Company to risks of litigation and liability, disrupt First Defiance’s operations and have a material adverse effect on First Defiance’s business.

The issuance of Series A Preferred Shares and Warrants to the U. S. Government may adversely affect the holders of our Common Shares.

First Defiance issued 37,000 Series A Preferred Shares and warrants to purchase 550,595 shares of First Defiance Common Shares to the U.S. Department of the Treasury under the Capital Purchase Program. The dividends accrued and the accretion on discount on the Series A Preferred Shares issued to the U.S. Treasury reduce the net income available to the holders of our Common Shares and our earnings per Common Share. Because the Series A Preferred Shares are cumulative, any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. If the Series A Preferred Shares are not redeemed within five years after their original date of issuance, the annual dividend rate on the Series A Preferred Shares will increase from 5.0% per annum to 9.0% per annum. If we are unable to redeem the Series A Preferred Shares by December 5, 2013, the increase in the annual dividend rate on the Series A Preferred Shares could have a material adverse effect on our earnings and could also adversely affect our ability to declare and pay dividends on our Common Shares. Series A Preferred Shares will also receive preferential treatment in the event of a liquidation, dissolution or winding up of First Defiance.

The Common Shares underlying the Warrant represent approximately 6.4% of the Common Shares outstanding as of December 31, 2009 (including the shares issuable upon exercise of the Warrant in our total outstanding Common Shares). If the Warrant is exercised, the interest of the existing holders of our Common Shares will be diluted. Although the Treasury Department has agreed not to vote any of the Common Shares acquired upon exercise of the Warrant, a transferee of the Warrant or of any Common Shares acquired upon exercise of the Warrant is not bound by this restriction. Finally, the terms of the Series A Preferred Shares allow the U.S. Treasury to impose additional restrictions, including those on dividends and to unilaterally amend the terms of the Series A Preferred Shares to comply with changes in applicable federal law.

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

As long as the Series A shares are outstanding and held by the Treasury Department, we cannot increase the quarterly dividend on our common shares above $.26 per share without prior approval from the Treasury Department. In addition to this restriction, the OTS has directed First Defiance to seek approval of the OTS before paying any dividends on our common shares.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2009, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and thirty-four other full service banking centers in northwest Ohio, northeast Indiana and southeast Michigan. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio and 209 West Poe Road, Bowling Green, Ohio.

In 2009, the Company announced the closure of two branch locations, the Cole Street branch in Lima, Ohio which is owned, and the Hillsdale, Michigan branch which is leased. As of December 31, 2009, the Cole Street branch in Lima, Ohio was transferred at its fair value of $300,000 to other real estate owned and is held for sale. Also, the Hillsdale branch leasehold improvements were written down to a value of $0. These two branches were closed on January 22, 2010.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Road, Defiance, Ohio.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2009. See Note 10 to the Consolidated Financial Statements.

Description/address	Leased/Owned	Net Book Value of Property	Deposits
	(In Thousands)
Main Office, First Federal
601 Clinton St., Defiance, OH	Owned	$4,729	$271,227
Operations Center
25600 Elliott Rd., Defiance, OH	Owned	5,982	N/A
Mobile Banking
1011 W. Beecher St., Adrian, MI	Owned	218	N/A
Branch Offices, First Federal
204 E. High St., Bryan, OH*	Owned	800	125,691
211 S. Fulton St., Wauseon, OH	Owned	559	58,715
625 Scott St., Napoleon, OH	Owned	1,192	70,885
1050 East Main St., Montpelier, OH	Owned	403	36,250
926 East High St., Bryan, OH*	Owned	90	—
1800 Scott St., Napoleon, OH	Owned	1,459	27,335
1177 N. Clinton St., Defiance, OH	Owned, Land Lease	1,067	37,038
905 N. Williams St., Paulding, OH	Owned	864	44,058
201 E. High St., Hicksville, OH	Owned	423	23,670
3900 N. Main St., Findlay, OH	Owned	1,102	45,451
11694 N. Countyline St., Fostoria, OH	Owned	713	29,202
1226 W. Wooster, Bowling Green, OH	Owned	1,115	83,436
301 S. Main St., Findlay, OH	Owned	1,192	42,145
405 E. Main St., Ottawa, OH	Owned	384	76,580
124 E. Main St., McComb, OH	Owned	222	21,929
7591 Patriot Dr., Findlay, OH	Owned	1,230	31,140
417 W Dussell Dr., Maumee, OH	Owned, Land Lease	995	39,275
230 E. Second St., Delphos, OH	Owned	1,160	94,099
105 S. Greenlawn Ave., Elida, OH	Owned	364	39,089
2600 Allentown Rd., Lima, OH	Owned	873	38,424
2285 N. Cole St., Lima, OH**	Owned	—	9,112
22020 W. State Rt. 51, Genoa, OH	Owned	960	36,978
3426 Navarre Ave., Oregon, OH	Owned	1,043	25,091
1077 Louisiana Ave., Perrysburg, OH	Owned	1,173	23,176
2565 Shawnee Rd., Lima, OH	Owned	1,611	27,700
7437 Coldwater Rd., Fort Wayne, IN	Leased	138	11,559
135 South Main St., Glandorf, OH	Leased	—	12,776
300 N. Main St., Adrian, MI	Owned	825	53,194
1701 W. Maumee St., Adrian, MI	Owned	169	43,900
211 W. Main St., Morenci, MI	Owned	183	24,621
539 S. Meridian, Hudson, MI	Owned	637	31,460
8 W. Carleton Rd., Hillsdale, MI**	Leased	—	11,753
1449 W. Chicago Blvd., Tecumseh, MI	Owned	1,588	15,307
501 E. Chicago Blvd., Tecumseh, MI	Leased	13	17,960
First Insurance & Investments
419 5th Street, Suite 1200, Defiance, OH	Leased	158	N/A
209 West Poe Road, Bowling Green, OH	Leased	18	N/A

		$35,652	$1,580,226

*	The Bryan East (926 East High St.) deposits are now included in the Bryan Main (204 E. High Street) totals.

**	Closed on January 22, 2010.

Item 3.	Legal Proceedings

First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “FDEF.” As of March 3, 2010, the Company had 2,361 shareholders of record.

The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2008 and 2009.

	Years Ending
	December 31, 2009			December 31, 2008
	High	Low	Dividend	High	Low	Dividend
Quarter ended:
March 31	$8.95	$3.76	$.17	$22.51	$17.30	$.26
June 30	14.25	6.10	.085	20.00	15.90	.26
September 30	18.33	12.00	.04	17.66	10.00	.26
December 31	18.93	10.06	—	14.50	6.00	.17

First Defiance’s ability to pay dividends to its shareholders is primarily dependent on the ability of the Subsidiaries to pay dividends to First Defiance. The OTS imposes various restrictions or requirements on the ability of a subsidiary of a savings and loan holding company to make capital distributions. The OTS has advised the Company that it is not likely to approve any distributions from First Federal for this purpose in the foreseeable future. The OTS also advised the Company that prior approval would be required to pay dividends utilizing borrowings or other source of funds that the Company may have access to. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

Even if the OTS approves a distribution from First Federal to First Defiance, as a result of participating in the CPP, First Defiance is prohibited, without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

First Federal paid $5.4 million in dividends to First Defiance during 2009 and $10.0 million in 2008. First Insurance paid $700,000 in dividends to First Defiance during 2009 and $1.8 million in 2008.

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common stock and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2004, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Defiance Financial Corp.	100.00	96.95	112.23	84.71	31.84	48.89
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank NASDAQ Index	100.00	96.95	108.85	85.45	62.06	50.34
SNL Midwest Thrift Index	100.00	97.72	110.91	93.68	83.25	70.12

First Defiance did not have any common stock repurchases during 2009, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the CPP prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party. The OTS has also prohibited First Defiance from repurchasing its common stock without prior approval of the OTS.

Item 6.	Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2009. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2009	2008	2007	2006	2005
	(Dollars in Thousands, Except Per Share Data
Financial Condition:
Total assets	$2,057,523	$1,957,400	$1,609,404	$1,527,879	$1,461,082
Investment securities	139,378	118,461	113,487	112,123	114,854
Loans held-to maturity, net	1,580,575	1,592,643	1,275,806	1,226,310	1,164,481
Allowance for loan losses	36,547	24,592	13,890	13,579	13,673
Nonperforming assets (1)	61,433	41,267	11,677	9,675	5,356
Deposits and borrowers’ escrow balances	1,580,891	1,470,564	1,218,620	1,139,112	1,070,106
FHLB advances	146,927	156,067	139,536	162,228	180,960
Stockholders’ equity	234,086	229,159	165,954	159,825	151,216
Share Information:
Basic earnings per share	0.64	0.91	1.96	2.22	1.75
Diluted earnings per share	0.63	0.91	1.94	2.18	1.69
Book value per common share	24.26	23.67	23.51	22.38	21.34
Tangible book value per common share	16.44	15.67	17.79	16.99	15.81
Cash dividends per common share	0.295	0.95	1.01	0.97	0.90
Weighted average diluted shares outstanding	8,196	7,919	7,178	7,163	7,096
Shares outstanding end of period	8,118	8,117	7,059	7,142	7,085
Operations:
Interest income	$100,579	$103,463	$98,751	$93,065	$76,174
Interest expense	33,257	41,268	50,089	44,043	28,892
Net interest income	67,322	62,195	48,662	49,022	47,282
Provision for loan losses	23,232	12,585	2,306	1,756	1,442
Non-interest income	26,295	19,069	22,130	19,624	15,925
Non-interest expense	60,524	57,794	48,113	43,839	43,942
Income before tax	9,861	10,885	20,373	23,051	17,823
Federal income tax	2,667	3,528	6,469	7,451	5,853
Net Income	7,194	7,357	13,904	15,600	11,970
Performance Ratios:
Return on average assets	0.36%	0.40%	0.90%	1.04%	0.88%
Return on average equity	3.09%	3.85%	8.48%	10.03%	8.26%
Interest rate spread (2)	3.50%	3.51%	3.17%	3.36%	3.63%
Net interest margin (2)	3.76%	3.80%	3.55%	3.68%	3.87%
Ratio of operating expense to average total assets	2.99%	3.12%	3.12%	2.93%	3.22%
Efficiency ratio (3)	61.50%	67.74%	67.29%	63.31%	70.18%
Capital Ratios:
Equity to total assets at end of period	11.38%	11.71%	10.31%	10.46%	10.35%
Tangible common equity to tangible assets at end of period	6.69%	6.72%	8.00%	8.15%	7.88%
Average equity to average assets	11.49%	10.30%	10.62%	10.40%	10.62%
Asset Quality Ratios:
Nonperforming assets to total assets at end of period (1)	2.99%	2.11%	0.73%	0.63%	0.37%
Allowance for loan losses to total loans*	2.26%	1.52%	1.08%	1.10%	1.16%
Net charge-offs to average loans	0.70%	0.41%	0.16%	0.15%	0.07%

(1)

Nonperforming assets consist of non-accrual loans that are contractually past due 90 days or more; loans that are deemed impaired under the criteria of FASB ASC Topic 310; loans that have been restructured; and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.

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

(3)	Efficiency ratio represents non-interest expense divided by the sum of tax-equivalent net interest income plus non-interest income, excluding securities gain or losses, net.

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Corporation and its customers and the Corporation’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowing and saving habits.

•	Changes in the financial performance and/or condition of the Corporation’s borrowers.

•	Technological changes including core system conversions.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply.

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

Forward-looking statements speak only as of the date on which such statements are made. The Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Recent Market Developments

On February 10, 2009, the Financial Stability Plan (“FSP”) was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to strengthen the financial system. The core elements of the plan include making bank capital infusions, creating a private sector investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. Throughout 2009, the Treasury Department announced various programs in implementation of the FSP, and sent numerous legislative proposals to Congress for consideration. We continue to monitor these developments and assess their potential impact on our business.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA is intended to provide stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill has many features including, federal tax cuts, expansion of unemployment benefits and several other social welfare provisions along with domestic spending plans for education, healthcare and infrastructure repair and construction. The new legislation also includes other non-economic stimulus items, such as a limitation on executive compensation in federally aided financial institutions.

On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay their mortgage by providing access to low cost refinancing, support low mortgage rates by supporting Freddie Mac and Fannie Mae as well as guidance to help prevent foreclosures.

In response to the financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (“CPP”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S.

financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received from participating financial institutions warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. On December 5, 2008, First Defiance issued to the U.S. Treasury 37,000 shares of First Defiance’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share, and a warrant to purchase 550,595 First Defiance common shares, par value $0.01 per share at an exercise price of $10.08 per share, subject to certain anti-dilution and other adjustments.

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC – insured institutions through December 31, 2009. Effective October 1, 2009, the FDIC extended the expiration date of the TLG Program for six months until June 30, 2010. The fee assessment for deposit insurance coverage increased from the original 10 basis points per quarter to 25 basis points on amounts in covered accounts exceeding $250,000. The Corporation elected to participate in both guarantee programs and to participate in the TLG Program for an additional six months until June 30, 2010.

The following section presents information to assess the financial condition and results of operations of First Defiance. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Annual Report on Form 10-K.

Overview

First Defiance is an unitary thrift holding company which conducts business through its subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments Inc. (“First Insurance”).

First Federal is a federally chartered stock savings bank that provides financial services to communities based in northwest Ohio, northeast Indiana, and southeastern Michigan where it operates 33 full service banking centers in 12 northwest Ohio counties, 1 northeast Indiana county, and 2 southeastern Michigan counties. During the later part 2009, First Federal made the decision to close two branch facilities, one located in the Lima, Ohio and the other in Hillsdale, Michigan. First Federal also relocated its office facility in Oregon, Ohio during 2009. First Federal opened its newest office on August 6, 2007 in Fort Wayne, Indiana and on February 11, 2008, it opened a center in Glandorf, Ohio.

On March 14, 2008, First Defiance completed the acquisition of Pavilion Bancorp, Inc. (“Pavilion”), which added eight banking centers in Southeast Michigan. Under the terms of the Agreement, First Defiance acquired Pavilion and its wholly-owned subsidiary, Bank of Lenawee, which was headquartered in Adrian, Michigan. First Defiance agreed to purchase each outstanding share of Pavilion for 1.4209 shares of First Defiance common stock plus $37.50 in cash. The cash portion of the acquisition was financed from existing sources of liquidity, including a line of credit facility at First Defiance. For more details on the Pavilion acquisition, see Note 4 – Acquisitions in the Notes to the Financial Statements.

First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

First Insurance sells a variety of property and casualty, group health and life and individual health and life insurance products. Insurance products are sold through First Insurance’s offices in Defiance and Bowling Green, Ohio.

Business Strategy

First Defiance’s primary objective is to be a high performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Bank with the people you know and trust” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary segments of First Defiance’s business strategy is commercial banking, consumer banking, including the origination and sale of single family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.

Commercial and Commercial Real Estate Lending – Commercial and commercial real estate lending have been an ongoing focus and a major component of First Federal’s success. First Federal provides primarily commercial real estate and commercial business loans with an emphasis on owner occupied commercial real estate and commercial business lending with a focus on the deposit balances that accompany these relationships. First Federal’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. First Federal’s focus is also on securing multiple guarantors in addition to collateral were possible. These customers require First Federal to have a high degree of knowledge and understanding of their business in order to provide them with solutions to their financial needs. First Federal’s Customer First philosophy and culture complements this need of its clients. First Federal believes this personal service model differentiates First Federal from its competitors, particularly the larger regional institutions. First Federal offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. First Federal also believes that the small business customer is a strong market for First Federal. First Federal participates in many of the Small Business Administration lending programs. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

Consumer Banking – First Federal offers customers a full range of deposit and investment products including demand, NOW, money market, certificates of deposits, CDARS and savings accounts. First Federal offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, installment loans and education loans. First Federal also offers online banking services, which include online bill pay along with debit cards.

Fee Income Development – Generation of fee income and the diversification of revenue sources are accomplished through the mortgage banking operation, insurance subsidiary and the wealth management department as First Defiance seeks to reduce reliance on retail transaction fee income.

Deposit Growth – First Federal’s focus has been to grow core deposits with an emphasis on total relationship banking with both our retail and commercial customers. First Federal has initiated a pricing strategy that considers the whole relationship of the customer. First Federal will continue to focus on increasing its market share in the communities it serves by providing quality products with extraordinary customer service, business development strategies and branch expansion. First Federal will look to grow its footprint in areas believed to further compliment its overall market share and compliment its strategy of being a high performing community bank.

Asset Quality – Maintaining a strong credit culture is of the utmost importance to First Federal. First Federal has maintained a strong credit approval and review process that has allowed the Company to maintain a credit quality standard that balances the return with the risks of industry concentrations and loan types. First Federal is primarily a collateral lender with an emphasis on cash flow performance, while obtaining additional support from personal guarantees and secondary sources of repayment. First Federal has directed its attention on loan types and markets that it knows well and in which its has historically been successful in. First Federal strives to have loan relationships that are well diversified in both size and industry, and monitor the overall trends in the portfolio to maintain its industry and loan type concentration targets. First Federal maintains a problem loan remediation process that focuses on detection and resolution. First Federal maintains a strong process of internal control that subjects the loan portfolio to periodic internal reviews as well as independent third party loan review.

Expansion Opportunities – First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas, including FDIC-assisted transactions. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired institutions in the past with the most recent acquisition completed in 2008. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well and has been competing in for a long period of time.

Financial Condition

Assets at December 31, 2009 totaled $2.06 billion compared to $1.96 billion at December 31, 2008, an increase of $100.1 million or 5.1%. Cash and equivalents increased $75.0 million to $121.1 million at December 31, 2009 from $46.2 million at December 31, 2008. The increase in assets was funded through growth in deposits, which increased by $110.3 million or 7.5%, to $1.58 billion at December 31, 2009 from $1.47 billion at December 31, 2008.

Securities

The securities portfolio increased $20.9 million to $139.4 million at December 31, 2009. The 2009 activity in the portfolio included $53.9 million of purchases, $25.3 million of amortization and maturities, $6.1 million of securities being sold, other-than-temporary impairment write-downs of $3.9 million and a net increase of $2.4 million in market value on available-for-sale securities.

Loans

Gross Loans receivable remained flat with last year at $1.62 million at both December 31, 2009 and December 31, 2008. For more details on the loan balances acquired in the Pavilion acquisition, see Note 8 – Loans Receivable and/or Note 4 – Acquisitions in the Notes to the Financial Statements.

The majority of First Defiance’s non-residential real estate and commercial loans are to small and mid-sized businesses. The combined commercial, non-residential real estate and multi-family real estate loan portfolios totaled $1.19 billion and $1.11 billion at December 31, 2009 and 2008 respectively and accounted for approximately 72.1% and 67.9% of First Defiance’s loan portfolio at the end of those respective periods. First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio totaled $227.6 million at December 31, 2009, compared with $251.8 million at the end of 2008. At the end of 2009 those loans comprised 13.8% of the total loan portfolio, down from 15.4% at December 31, 2008.

Construction loans, which includes one to four family and commercial real estate properties, declined to $48.6 million at December 31, 2009 compared to $72.9 million at December 31, 2008. These loans accounted for approximately 3.0% and 4.4% of the total loan portfolio at December 31, 2009 and 2008, respectively.

Home equity and home improvement loans declined to $148.0 million at December 31, 2009, from $161.1 million at the end of 2008. At the end of 2009 those loans comprised 9.0% of the total loan portfolio, down from 9.8% at December 31, 2008.

Consumer finance and mobile home loans were just $34.1 million at December 31, 2009, down from $41.0 million at the end of 2008. These loans comprised just 2.0% and 2.5% of the total portfolio at December 31, 2009 and 2008 respectively.

In order to properly assess the collateral dependent loans included in its loan portfolio, the Company has established policies regarding the monitoring of the collateral underlying such loans. The Company requires an appraisal that is less than one year old for all new collateral dependent real estate loans, and all renewed collateral dependent real estate loans where significant new money is extended. The appraisal process is handled by the Credit Department, which selects the appraiser and orders the appraisal for commercial loans greater than $250,000. First Defiance’s loan policy prohibits the account officer from talking or communicating with the appraiser to insure that the appraiser is not influenced by the account officer in any way in making their determination of value.

First Federal generally does not require updated appraisals for performing loans unless significant new money is requested by the borrower.

When a collateral dependent loan is downgraded to classified status, First Federal reviews the most current appraisal on file and if necessary, based on First Federal’s assessment of the appraisal, such as age, market, etc, First Federal will discount this amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by First Federal’s estimation of the carrying and selling costs. In some instances, we may require a new appraisal. Finally, First Federal assesses whether there is any collateral short fall, considering guarantor support and determines if a reserve is necessary.

When a collateral dependent loan moves to non-performing status, First Federal generally gets a new third party appraisal and adjusts the reserve as necessary based upon the new appraisal and an estimate of costs to liquidate the collateral. All properties that are moved into the Other Real Estate Owned (“OREO”) category are supported by current appraisals, and the OREO is carried at the appraised value less First Federal’s estimate of the liquidation costs.

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

Appraisals are received within approximately 60 days after they are requested. The First Federal Loan Loss Reserve Committee reviews the amount of each new appraisal and makes any necessary adjustment to the reserve at its meeting prior to the end of each quarter.

Any partially charged-off collateral dependent loans are considered non-performing, and as such, would need to show an extended period of time with satisfactory payment performance as well as cash flow coverage capability supported by current financial statements before First Federal will consider an upgrade to performing status. If the loan maintains a rate at restructuring that is lower than the market rate for similar credits, the loan will remain classified as Troubled Debt Restructuring until such time as it is paid off or restructured at prevailing rates and terms. First Federal may consider moving the loan to accruing status after six months of satisfactory payment performance.

For loans where First Federal determines that an updated appraisal is not necessary, other means are used to verify the value of the real estate, such as recent sales of similar properties on which First Federal had loans as well as calls to appraisers, brokers, realtors and investors. First Federal monitors and tracks its reserves quarterly to determine accuracy. Based on these results, changes may occur in the processes used. The most recent analysis indicates that First Federal is within its target range of the ultimate losses on liquidated loans being, on average within, 10% of the specific reserves established for these loans.

Loan modifications constitute a Troubled Debt Restructuring if First Federal for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. For loans that are considered Troubled Debt Restructurings, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or, as a practical expedient, it may measure impairment based on the observable market price of the loan or the fair value of the collateral even though Troubled Debt Restructurings are not expected to be deemed collateral dependent. The difference between the carrying value and fair value of the loan is recorded as a valuation allowance.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the estimated probable credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of all commercial loan and commercial real estate loan relationships that exceed $250,000 of aggregate exposure. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the company sets aside reserves based on the analysis of individual credits. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to adsorb loans losses is approximate. Table 3 presents the allocation of the specific and general components of the allowance by signification loan types.

In establishing specific reserves, First Federal analyzes all loans on its classified and special mention lists at least quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantor in determining the amount of impairment of individual loans and the specific reserve to be recorded.

For purpose of the general reserve analysis, the loan portfolio is stratified into ten different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent four quarters.

The stratification of the loan portfolio resulted in a quantitative general allowance of $10.5 million at December 31, 2009 compared to $4.7 million at December 31, 2008. The increase in the quantitative allowance was due to the increase in the historical loss factors relating to commercial and commercial real estate loans.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional general reserves on the non-impaired loan portfolio for various factors that have a bearing on its loss content, including but not limited to the following:

•	Changes in international, national and local economic and business conditions and developments, including the condition of various market segments

•	Changes in the nature and volume of the loan portfolio

•	Changes in the trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations

•	Changes in the value of underlying collateral for collateral dependent loans

•	Changes in the political and regulatory environment

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices

•	Changes in the experience, ability and depth of lending management and staff

•	Changes in the quality and breadth of the loan review process

The qualitative analysis at December 31, 2009 indicated a general reserve of $8.7 million compared with $9.7 million at December 31, 2008. In light of the continued environment of high unemployment, declining real estate values and sustained economic weakness in the Midwest, management feels it is prudent to build the general loan loss reserves. Out of the fifteen counties that represent the footprint of the Company, only one county in Ohio, Ottawa, has seen an improvement in its unemployment rate in 2009. The following are the unemployment rates for December 2009 and December 2008; except for Michigan as November 2009 was the latest available. The unemployment rates in December 2009 for the following counties in Ohio were; Allen 11.6%, Defiance 12.8%, Fulton 14.3%, Hancock 9.6%, Henry 13.9%, Lucas 12.3%, Ottawa 17.3%, Paulding 12.7%, Putnam 11.0%, Seneca 13.0%, Williams 14.9% and Wood 11.1%, compared to December 2008 in Allen 9.1%, Defiance 9.6%, Fulton 10.5%, Hancock 7.8%, Henry 10.6%, Lucas 10.1%, Ottawa 12.5%, Paulding 9.6%, Putnam 7.6%, Seneca 9.2%, Williams 11.0% and Wood 8.4%. The Company operates in two counties in Michigan, Hillsdale and Lenawee. The unemployment rate in Hillsdale county was 16.6% in November

2009 compared to 13.2% in December 2008 and the unemployment rate in Lenawee county was 15.7% in November 2009 compared to 12.4% in December 2008. The Company operates in one county in Indiana, Allen, which had an unemployment rate of 10.0% in December 2009 compared to 8.1% in December 2008. First Defiance’s general reserve percentages for loans not otherwise classified ranged from 0.34% for installment loans to 1.80% for certain mortgage loans and credit cards were 39.74%.

As a result of the quantitative and qualitative analyses, the Company’s provision for loan losses for 2009 was $23.2 million, compared to $12.6 million for the 2008. The allowance for loan losses was $36.5 million and $24.6 million and represented 2.26% and 1.52% of loans, net of undisbursed loan funds and deferred fees and costs, as of December 31, 2009 and December 31, 2008, respectively. That increase was mainly the result of the deterioration of economic conditions that continued throughout 2009, that started in 2008 that posed many challenges for the banking industry. Real estate values have declined and some collateral dependent loans no longer have enough collateral value to support the outstanding balance. Management has expanded its credit monitoring functions even further beyond its traditionally strong focus. Additional asset review functions and more delinquent loan reporting requirements have been added to assist in this monitoring. Management will continually review credit concentrations by the industry and has placed lower limits on lending within certain types of loan categories. Management has also segmented the commercial real estate portfolio to track the general performance of these segments to further refine the predictive process of identifying potential problem loans. The provision was offset by charge offs of $7.0 million against specific reserves and $4.8 million against general reserves and recoveries of $549,000 resulting in an increase to the overall allowance for loan loss of $12.0 million. In management’s opinion, the overall allowance for loan losses of $36.5 million as of December 31, 2009 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2009, First Defiance recorded OREO write-downs that totaled $1.3 million. These amounts were included in other non-interest expense. Management believes that the values recorded at December 31, 2009 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $128.9 million at December 31, 2009, compared to $85.0 million at December 31, 2008. At December 31, 2009, a total of $46.3 million of loans are classified as substandard for which a specific reserve is required. A total of $78.0 million in additional credits were classified as substandard at December 31, 2009 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also has classified $4.6 million of loans doubtful at December 31, 2009. By contrast, at December 31, 2008, a total of $29.6 million of loans were classified as substandard for which some level of specific reserve was required and $54.4 million were classified as substandard which did not require any reserve. At December 31, 2008 $983,000 of loans was classified as doubtful.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 76.3% at December 31, 2009 compared with 71.8% at December 31, 2008. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2009 are appropriate.

At December 31, 2009, First Defiance had total non-performing assets of $61.4 million, compared to $41.3 million at December 31, 2008. Non-performing assets include loans that are 90 days past due, restructured loans and real estate owned and other assets held for sale. Non-performing assets at December 31, 2009 and 2008 by category were as follows:

Table 1 – Nonperforming Asset

	December 31,
	2009	2008
	(In thousands)
Non-performing loans:
Single-family residential	$5,349	$4,584
Construction	675	72
Non-residential and multi-family residential real estate	24,042	19,979
Commercial	10,615	2,881
Consumer finance	59	69
Home Equity and improvement	451	432
Restructured loans, still accruing	6,715	6,250

Total non-performing loans	47,906	34,267
Real estate owned and repossessed assets	13,527	7,000

Total non-performing assets	$61,433	$41,267

The increase in non-performing loans between December 31, 2008 and December 31, 2009 is primarily in non-residential and multi-family real estate and commercial loans. The combined balance of these types of non-performing loans was $11.8 million higher at December 31, 2009 compared to December 31, 2008. Approximately $11.2 million of 2008 non-performing loans are still considered non-performing loans at December 31, 2009 and $1.6 million of real estate owned at December 31, 2009 was in real estate owned at December 31, 2008. The commercial and non-residential real estate and multi-family real estate loans that are non-performing at December 31, 2009 are comprised of 90 relationships, with 10 relationships making up $21.0 million of the $34.7 million total. The allowance for loan losses includes $5.7 million for those 10 relationships. By comparison, at December 31, 2008, 77 relationships made up the $14.6 million of commercial and non-residential real estate and multi-family real estate loans total of $22.9 million.

Non-performing loans in the single-family residential, non-residential and multi-family residential real estate and commercial loan categories represent 2.35%, 2.98% and 2.80% of the total loans in those categories respectively at December 31, 2009 compared to 1.82%, 2.64% and 0.81% respectively for the same categories at December 31, 2008. While the level of non-performing loans has increased, year over year, management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2009 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

Non-performing assets, which include non-accrual loans, accruing restructured loans and real estate owned, increased to $61.4 million at December 31, 2009 from $41.3 million at December 31, 2008. Non-performing assets and asset quality ratios for First Defiance were as follows at December 31, 2009 and December 31, 2008:

Table 2 – Nonperforming Asset and Ratios

	December 31, 2009	December 31, 2008
	(in thousands)
Non-accrual loans	$41,191	$28,017
Restructured loans, accruing	6,715	6,250

Total non-performing loans	$47,906	$34,267
Real estate owned (REO)	13,527	7,000

Total non-performing assets	$61,433	$41,267

Allowance for loans losses as a percentage of total loans*	2.26%	1.52%
Allowance for loan losses as a percentage of non-performing assets	59.49%	59.59%
Allowance for loan losses as a percentage of non-performing loans	76.29%	71.77%
Total non-performing assets as a percentage of total assets	2.99%	2.11%
Total non-performing loans as a percentage of total loans*	2.96%	2.12%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

Of the $41.2 million in non-accrual loans, $5.3 million were 1-4 family residential loans, $675,000 were construction loans, $34.7 million were commercial or commercial real estate loans and $510,000 were home equity or consumer loans.

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

The following table discloses charge-offs, recoveries and provision expense for the year ended December 31, 2009 by loan category ($ in thousands).

Table 3 – Charge-offs, Recoveries and Provision by Category

	Commercial Real Estate	Commercial	Consumer	Residential and Construction	Home Equity and improvement	Total
Year Ended December 31, 2009
Allowance for loans individually evaluated
Beginning Specific Allocations	$5,513	$2,760	$67	$1,656	$236	$10,232
Charge-Offs	(4,048)	(1,560)	(79)	(837)	(513)	(7,037)
Recoveries	—	—	—	—	—	—
Provisions	7,112	3,625	103	2,694	585	14,119

Ending Specific Allocations	$8,577	$4,825	$91	$3,513	$308	$17,314

Allowance for loans collectively evaluated
Beginning General Allocations	$7,923	$3,590	$391	$1,900	$556	$14,360
Charge-Offs	(1,751)	(1,104)	(241)	(1,444)	(249)	(4,789)
Recoveries	38	191	161	105	54	549
Provisions	4,089	1,942	113	1,974	995	9,113

Ending General Allocations	$10,299	$4,619	$424	$2,535	$1,356	$19,233

The following table details net charge-offs and nonaccrual loans by loan type. For the twelve months ended and as of December 31, 2009, commercial real estate, which represented 49.06% of total loans, accounted for 51.09% of net charge-offs and 58.37% of nonaccrual loans, and commercial loans, which represented 23.07% of total loans, accounted for 21.94% of net charge-offs and 25.77% of nonaccrual loans. For the twelve months ended and as of December 31, 2008, Commercial real estate, which represented 46.10% of total loans, accounted for 59.20% of net charge-offs and 71.31% of nonaccrual loans, and commercial loans, which represented 21.75% of total loans, accounted for 11.92% of net charge-offs and 10.28% of nonaccrual loans.

Table 4 – Net Charge-offs and Non-accruals by Loan Type

	For the Twelve Months Ended December 31, 2009		As of December 31, 2009
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$2,176	19.29%	$5,349	12.99%
Construction	—	0.00%	675	1.64%
Commercial real estate	5,761	51.09%	24,042	58.37%
Commercial	2,473	21.93%	10,615	25.77%
Consumer finance	159	1.41%	59	0.14%
Home equity and improvement	708	6.28%	451	1.09%

Total loans, net on unearned income	$11,277	100.00%	$41,191	100.00%

	For the Twelve Months Ended December 31, 2008		As of December 31, 2008
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$1,131	18.42%	$4,584	16.36%
Construction	(4)	(0.07)%	72	0.26%
Commercial real estate	3,635	59.20%	19,979	71.31%
Commercial	732	11.92%	2,881	10.28%
Consumer finance	287	4.67%	69	0.25%
Home equity and improvement	360	5.86%	432	1.54%

Total loans, net on unearned income	$6,141	100.00%	$28,017	100.00%

Credit Quality Profile

The following table discloses the period end balances for the loan portfolio by payment status as of December 31, 2009 and December 31, 2008.

Table 5 – Credit Quality Profile

	Total Balance	Current and Performing	30 to 89 days past due*	Non Accrual Loans	Troubled Debt Restructuring	Non Accrual %	> 30 Days Past Due and Non Accrual %
	(dollars in thousands)
December 31, 2009
Residential	$227,592	$215,209	$4,333	$5,349	$2,701	2.35%	4.25%
Construction	48,625	47,950	—	675	—	1.39%	1.39%
Commercial real estate	806,890	775,604	3,280	24,042	3,964	2.98%	3.39%
Commercial	379,408	367,592	1,151	10,615	50	2.80%	3.10%
Consumer finance	34,105	33,669	377	59	—	0.17%	1.28%
Home equity and improvement	147,977	145,481	2,045	451	—	0.30%	1.69%

Total loans	$1,644,597	$1,585,505	$11,186	$41,191	$6,715	2.51%	3.18%

Total Number of Loans	22,109	21,504	281	283	41

December 31, 2008
Residential	$251,807	$241,445	$4,677	$4,584	$1,101	1.82%	3.68%
Construction	72,938	72,814	52	72	—	0.10%	0.17%
Commercial real estate	755,740	728,153	5,403	19,979	2,205	2.64%	3.36%
Commercial	356,574	349,078	1,671	2,881	2,944	0.81%	1.28%
Consumer finance	41,012	40,384	559	69	—	0.17%	1.53%
Home equity and improvement	161,106	156,648	4,026	432	—	0.27%	2.77%

Total loans	$1,639,177	$1,588,522	$16,388	$28,017	$6,250	1.71%	2.71%

Total Number of Loans	24,354	23,733	402	202	17

*	One residential loan in the amount of $385,000 is not included in the 30 to 89 days past due column as it is a troubled debt restructuring and is included in that category in 2009.

The table below is the credit risk profile trend for the last five quarters using the Company’s internally assigned loan grades. This table was created using data required to be compliant with the Company’s reporting on the thrift financial report.

Table 6 – Credit Risk Profile Trend

	Commercial Real Estate
	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008
Grade
Pass	$698,903	$695,848	$650,573	$652,615	$655,421
Special Mention	35,780	30,672	38,429	49,247	47,068
Substandard/Doubtful	72,207	75,914	79,634	62,979	53,251

Total by Exposure	$806,890	$802,434	$768,636	$764,841	$755,740

	Commercial
	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008
Grade
Pass	$322,152	$333,797	$338,026	$313,369	$318,949
Special Mention	22,441	12,479	17,102	21,125	20,960
Substandard/Doubtful	34,815	25,605	27,306	15,576	16,665

Total by Exposure	$379,408	$371,881	$382,434	$350,070	$356,574

	Residential
	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008
Grade
Pass	$203,649	$212,140	$214,982	$217,765	$233,520
Special Mention	3,897	3,769	4,585	6,052	4,433
Substandard/Doubtful	20,046	18,049	18,433	17,302	13,854

Total by Exposure	$227,592	$233,958	$238,000	$241,119	$251,807

	Construction
	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008
Grade
Pass	$45,091	$50,655	$40,985	$50,434	$72,813
Special Mention	2,768	2,850	2,850	100	—
Substandard/Doubtful	766	100	835	—	125

Total by Exposure	$48,625	$53,605	$44,670	$50,534	$72,938

	Consumer Financing
	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008
Grade
Pass	$33,935	$36,132	$37,924	$38,589	$40,696
Special Mention	—	—	—	—	—
Substandard/Doubtful	170	284	150	87	316

Total by Exposure	$34,105	$36,416	$38,074	$38,676	$41,012

	Home Equity and Improvement
	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008
Grade
Pass	$147,076	$148,805	$149,839	$155,221	$160,268
Special Mention	—	—	—	—	—
Substandard/Doubtful	901	1,574	1,374	1,447	838

Total by Exposure	$147,977	$150,379	$151,213	$156,668	$161,106

	Total
	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008
Grade
Pass	$1,450,806	$1,477,377	$1,432,329	$1,427,993	$1,481,667
Special Mention	64,886	49,770	62,966	76,524	72,461
Substandard/Doubtful	128,905	121,526	127,732	97,391	85,049

Total by Exposure	$1,644,597	$1,648,673	$1,623,027	$1,601,908	$1,639,177

The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

Table 7 – Allowance for Loan Loss Activity

	For the Quarter Ended
	4th 2009	3rd 2009	2nd 2009	1st 2009	4th 2008
	(Dollars in Thousands)
Allowance at beginning of period	$31,248	$25,840	$25,694	$24,592	$23,445
Provision for credit losses	8,470	8,051	3,965	2,746	3,824
Charge-offs:
Residential	884	744	505	148	369
Commercial real estate	1,912	1,152	2,066	669	1,480
Commercial	354	658	950	702	593
Consumer finance	75	39	83	123	224
Home equity and improvement	135	196	301	130	57

Total charge-offs	3,360	2,789	3,905	1,772	2,723
Recoveries	189	146	86	128	46

Net charge-offs	3,171	2,643	3,819	1,644	2,677

Ending allowance	$36,547	$31,248	$25,840	$25,694	$24,592

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated.

Table 8 – Allowance for Loan Loss Allocation by Loan Category

	December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
Residential	$5,827	13.84%	$5,395	14.19%	$4,735	14.66%	$4,364	15.05%	$3,416	15.36%
Construction	221	2.96%	113	3.25%	101	2.75%	154	3.15%	140	4.45%
Commercial real estate	18,876	49.06%	16,107	48.67%	12,918	47.36%	13,538	47.75%	13,436	46.10%
Commercial	9,444	23.07%	7,183	22.56%	5,808	23.56%	5,613	21.85%	6,350	21.75%
Consumer	515	2.07%	618	2.21%	672	2.35%	681	2.41%	458	2.50%
Home equity and improvement	1,664	9.00%	1,832	9.12%	1,606	9.32%	1,344	9.78%	792	9.83%

	$36,547	100.00%	$31,248	100.00%	$25,840	100.00%	$25,694	100.00%	$24,592	100.00%

Key Asset Quality Ratio Trends

Table 9 – Key Asset Quality Ratio Trends

	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009	4th Qtr 2008
Allowance for loan losses / loans*	2.26%	1.92%	1.60%	1.62%	1.52%
Allowance for loan losses to net charge-offs	1,152.54%	1,182.29%	676.62%	1,562.90%	918.64%
Allowance for loan losses / non-performing assets	59.49%	63.23%	52.80%	57.73%	59.59%
Allowance for loan losses / non-performing loans	76.29%	78.00%	64.00%	70.06%	71.77%
Non-performing assets / loans plus REO*	3.77%	3.03%	3.02%	2.79%	2.54%
Non-performing assets / total assets	2.99%	2.45%	2.42%	2.21%	2.11%
Net charge-offs / average loans (annualized)	0.79%	0.66%	0.96%	0.41%	0.67%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Loans Acquired with Impairment

Certain loans acquired in the ComBanc, Genoa, and Pavilion acquisitions had evidence that the credit quality of the loan had deteriorated since its origination and in management’s assessment at the acquisition date it was probable that First Defiance would be unable to collect all contractually required payments due. In accordance with FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, these loans were recorded based on management’s estimate of the fair value of the loans. At the acquisition date of January 21, 2005, loans with a contractual receivable of $3.4 million were acquired from Combanc which were deemed impaired. Those loans were recorded at a net realizable value of $2.0 million. On April 8, 2005, loans with contractual receivable totals of $1.5 million were acquired from Genoa which were deemed impaired. Those loans were recorded at a net realizable value of $721,000. On March 14, 2008, loans with contractual receivable totals of $6.4 million were acquired from Pavilion and were deemed impaired. Those loans were recorded at a net realizable value of $4.4 million.

As of December 31, 2009, the total contractual receivable for those loans was $5.0 million and the recorded value was $3.4 million.

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

First Federal originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards at December 31, 2009 totaled $32.8 million, compared to $33.0 million at December 31, 2008. These loans are generally paying as agreed.

First Defiance does not make interest-only first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill at December 31, 2009 and 2008 was $56.6 million. No impairment of goodwill was recorded in 2009 or 2008. Core deposit intangibles and other intangible assets declined $1.5 million during 2009 to $6.9 million from $8.3 million at the end of 2008. The change in the core deposit intangibles and other intangibles is due to the recognition of $1.5 million of amortization expense during the year.

Deposits

Total deposits at December 31, 2009 were $1.58 billion compared to $1.47 billion at December 31, 2008, an increase of $110.3 million or 7.5%. Non-interest bearing deposits increased $13.1 million or

7.4% and interest bearing deposits increased $97.2 million or 7.5%. Non-interest bearing checking accounts grew by $13.0 million, money market and interest bearing checking accounts grew by $125.1 million, while savings declined by $2.0 million and retail certificates of deposit declined by $34.7 million. Management periodically utilizes the national market for certificates of deposit to supplement its funding needs. The balance of national CD’s increased to $47.4 million at December 31, 2009, from $38.5 million at December 31, 2008. For more details on the deposit balances in general see Note 12 – Deposits.

Borrowings

FHLB advances totaled $146.9 million at December 31, 2009 compared to $156.1 million at December 31, 2008. The balance at the end of 2009 includes $64.0 million of convertible advances with rates ranging from 2.35% to 5.84%. These advances are all callable by the FHLB, at which point they would convert to a three-month LIBOR advance if not paid off. Those advances have final maturity dates ranging from 2010 to 2018. In addition, First Defiance has advances totaling $27.0 million that are callable by the FHLB only if the three-month LIBOR rate exceeds a strike rate ranging from 7.5% to 8.0%. The rate on those advances ranges from 3.48% to 5.14%. First Defiance also has $20.0 million of three-month LIBOR-based advances with a rate of 0.26%. Lastly, First Defiance has $35.9 million of fixed-rate advances with rates ranging from 1.86% to 4.10%.

First Defiance also has $48.4 million of securities that have been sold at December 31, 2009 with agreements to repurchase, compared to $49.5 million of repurchase funding at December 31, 2008.

In March 2007, the Company issued $15.5 million of Subordinated Debentures. These debentures were issued to an unconsolidated affiliated trust that purchased them with the proceeds from a $15 million issue of trust preferred securities to an outside party. The proceeds of the Subordinated Debentures were used for general corporate purposes. The Subordinated Debentures have a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.50% thereafter. First Defiance also has $20.6 million of subordinated debentures issued in 2005, which have a rate equal to three-month LIBOR plus 1.38%, or 1.63% at December 31, 2009.

Capital Resources

Total shareholders’ equity increased $4.9 million to $234.1 million at December 31, 2009. This increase is primarily the result of the Company’s $7.2 million of net income and an increase in the unrealized gains on available for sale securities. These increases were mostly offset by $2.4 million of common dividends ($0.295 per share declared) and $1.9 million of preferred stock dividends at December 31, 2009. In 2003, the Company’s Board of Directors authorized the repurchase of 640,000 shares, 93,124 of which remain available for repurchase. During 2009, no shares were repurchased but a total of 400 stock options were exercised by one employee, resulting in a $5,000 increase in shareholders equity. A total of 29,735 shares were repurchased in 2008 under the repurchase program at an average cost of $21.36, thus reducing stockholders’ equity by $635,000. During 2008, a total of 52,486 stock options were exercised by employees, resulting in a $769,000 increase in shareholders equity. A total of 1,694 shares were returned to the Company in conjunction with option exercises at an average price of $19.44 per share. A total of 93,124 shares remain to be purchased under the authorization. Participation in the TARP Capital Purchase Program prohibits the Company from buying back any of its common shares during the period it has TARP Capital Purchase Program funds outstanding. Further, the OTS has required First Defiance to obtain OTS approval prior to the repurchase of any of its common stock.

Results of Operations

Summary

First Defiance reported net income of $7.2 million for the year ended December 31, 2009 compared to $7.4 million and $13.9 million for the years ended December 31, 2008 and 2007,

respectively. Net income applicable to common shares was $5.2 million in 2009 compared with $7.2 million in 2008 and $13.9 million in 2007. On a diluted per common share basis, First Defiance earned $0.63 in 2009, $0.91 in 2008 and $1.94 in 2007.

First Defiance’s 2009 net income of $7.2 million does not include any acquisition related costs. The 2008 net income amount includes $1.1 million of acquisition related costs that were incurred as part of the Pavilion acquisition. These costs included such items as the expense to terminate certain contracts, retention bonuses with key employees and other costs resulting from the acquisition or related transition efforts. After tax, these costs amounted to $726,000, or $0.09 per diluted common share. Excluding these items, core earnings were $7.2 million, $8.1 million and $13.9 million for the years ended December 31, 2009, 2008 and 2007 respectively. On a diluted per share basis, core earnings amounted to $0.63, $1.00 and $1.94 for those same three periods. Management believes that the presentation of the non-GAAP financial measures assists when comparing results period-to-period in a meaningful and consistent manner and provides a better measure of results for First Defiance’s ongoing operations. A reconciliation of GAAP earnings to core earnings is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
GAAP Net Income	$7,194	$7,357	$13,904
One-time acquisition related charges	—	1,117	—
Tax effect	—	(391)	—

Core Operating Earnings	$7,194	$8,083	$13,904

Basic earnings per common share:
GAAP	$0.64	$0.91	$1.96

Core Operating Earnings	$0.64	$1.01	$1.96

Diluted earnings per common share:
GAAP	$0.63	$.91	$1.94

Core Operating Earnings	$0.63	$1.00	$1.94

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $67.3 million for the year ended December 31, 2009 compared to $62.2 million and $48.7 million for the years ended December 31, 2008 and 2007 respectively. The tax-equivalent net interest margin was 3.76%, 3.80% and 3.55% for the years ended December 31, 2009, 2008 and 2007 respectively. The decrease in margin between 2008 and 2009 is due to a narrowing of the interest rate spread, which decreased to 3.50% for the year ended December 31, 2009 compared to 3.51% for 2008. The decrease in spread between 2008 and 2009 occurred due to interest-earning asset yields decreasing by 72 basis points (to 5.58% in 2009 from 6.30% in 2008) which was mostly offset by the cost of interest bearing liabilities between the two periods decreasing by 71 basis points (to 2.08% in 2009 from 2.79% in 2008).

The increase in margin between 2007 and 2008 is due to a widening of the interest rate spread, which increased to 3.51% for the year ended December 31, 2008 compared to 3.17% for 2007. The increase in spread between 2007 and 2008 occurred due to interest-earning asset yields decreasing by 85 basis points (to 6.30% in 2008 from 7.15% in 2007) which was more than offset by the cost of interest bearing liabilities between the two periods decreasing by 119 basis points (to 2.79% in 2008 from 3.98% in 2007). The Pavilion acquisition coupled with the average balance of non-interest bearing deposits increasing $55.3 million in 2008 from 2007 contributed to the margin improvement.

Total interest income decreased by $2.9 million or 2.8% to $100.6 million for the year ended December 31, 2009 from $103.5 million for the year ended December 31, 2008. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 53 basis points to 5.86% at December 31, 2009. Interest income from loans decreased to $93.7 million for 2009 compared to $96.5 million in 2008 which represents a decline of 2.9%.

During the same period the average balance of investment securities increased to $128.8 million for 2009 from $118.0 million for the year ended December 31, 2008. Interest income from the investment portfolio increased $17,000 from 2008 to 2009. The tax-equivalent yield on the investment portfolio was 5.23% in 2009 compared to 5.43% in 2008. The investment portfolio yield decreased despite a widening of the overall duration of investments to 4.3 years at December 31, 2009 from 4.0 years at December 31, 2008.

Interest expense decreased by $8.0 million in 2009 compared to 2008, to $33.3 million from $41.3 million. This decrease was due to a 71 basis point decline in the average cost of interest-bearing liabilities in 2009 which more than offset the $119.3 million increase in the average balance of those liabilities in 2009. The average balance of interest-bearing deposits increased by $139.5 million at December 31, 2009 compared to December 31, 2008. Interest expense related to interest-bearing deposits was $26.1 million in 2009 and $31.4 million in 2008. Expenses on FHLB advances and other interest bearing funding sources were $5.1 million and $570,000 respectively in 2009 and $6.4 million and $1.6 million respectively in 2008. Interest expense recognized by the Company related to subordinated debentures was $1.5 million in 2009 compared to $1.9 million in 2008.

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

Interest expense decreased by $8.8 million in 2008 compared to 2007, to $41.3 million from $50.1 million. This decrease was due to a 119 basis point decline in the average cost of interest-bearing liabilities in 2008 which more than offset the $221.3 million increase in the average balance of those liabilities in 2008. The average balance of interest-bearing deposits increased by $166.4 million at December 31, 2008 compared to December 31, 2007. Interest expense related to interest-bearing deposits was $31.4 million in 2008 and $40.4 million in 2007. Expenses on FHLB advances and other interest bearing funding sources were $6.4 million and $1.6 million respectively in 2008 and $6.9 million and $729,000 respectively in 2007. First Defiance issued $15.5 million of junior subordinated debentures in the first quarter of 2007 in conjunction with a trust preferred offering by an unconsolidated affiliated subsidiary. Interest expense recognized by the Company related to subordinated debentures was $1.9 million in 2008 compared to $2.1 million in 2007.

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2009, 2008 and 2007:

Table 10 – Net Interest Margin

	Year Ended December 31,
	(In Thousands)
	2009			2008			2007
	Average Balance	Interest (1)	Yield/ Rate (2)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable	$1,600,725	$93,850	5.86%	$1,511,877	$96,627	6.39%	$1,241,817	$90,913	7.32%
Securities	128,806	6,773	5.23%	117,972	6,548	5.43%	112,577	6,414	5.68%
Interest-earning deposits	71,366	149	0.21%	5,383	123	2.28%	18,161	924	5.09%
Dividends on FHLB stock	21,376	955	4.47%	20,493	1,062	5.18%	18,585	1,226	6.60%

Total interest-earning assets	1,822,273	101,727	5.58%	1,655,725	104,360	6.30%	1,391,140	99,477	7.15%
Non-interest-earning assets	202,960			196,620			153,229

Total Assets	$2,025,233			$1,852,345			$1,544,369

Interest-Bearing Liabilities:
Interest-bearing deposits	$1,370,826	$26,102	1.90%	$1,231,363	$31,354	2.55%	$1,064,960	$40,356	3.79%
FHLB advances	146,978	5,114	3.48%	160,407	6,375	3.97%	136,484	6,889	5.05%
Other borrowings	44,247	570	1.29%	50,962	1,632	3.20%	23,841	729	3.06%
Subordinated debentures	36,208	1,471	4.06%	36,242	1,907	5.26%	32,435	2,115	6.52%

Total interest-bearing liabilities	1,598,259	33,257	2.08%	1,478,974	41,268	2.79%	1,257,720	50,089	3.98%
Non-interest bearing demand deposits	176,513	—		159,452	—		104,200	—

Total including non-interest-bearing demand deposits	1,774,772	33,257	1.87%	1,638,426	41,268	2.52%	1,361,920	50,089	3.68%
Other non-interest liabilities	17,742			23,047			18,391

Total Liabilities	1,792,514			1,661,473			1,380,311
Stockholders’ equity	232,719			190,872			164,058

Total liabilities and stockholders’ equity	$2,025,233			$1,852,345			$1,544,369

Net interest income; interest rate spread (3)		$68,470	3.50%		$63,092	3.51%		$49,388	3.17%

Net interest margin (4)			3.76%			3.80%			3.55%

Average interest-earning assets to average interest-bearing liabilities			114.0%			112.0%			110.6%

(1)

Interest on certain tax exempt loans (amounting to $275,000, $195,000 and $87,000 in 2009, 2008 and 2007 respectively) and tax-exempt securities ($1.8 million, $1.4 million and $1.3 million in 2009, 2008 and 2007) is not taxable for Federal income tax purposes. The average balance of such loans was $6.4 million, $4.2 million and $1.8 million in 2009, 2008 and 2007 while the average balance of such securities was $41.9 million, $32.5 million and $27.3 million in 2009, 2008 and 2007 respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)

At December 31, 2009, the yields earned and rates paid were as follows: loans receivable, 5.88%; securities, 4.60%; FHLB stock, 4.26%; total interest-earning assets, 5.77%; deposits, 1.47%; FHLB advances, 3.36%; other borrowings, 1.05%, subordinated debentures, 3.72%; total interest-bearing liabilities, 1.66%; and interest rate spread, 4.10%.

(3)	Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected First Defiance’s tax-equivalent interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) change in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume have been allocated proportionately to the change due to rate and the change due to volume.

Table 11 – Changes in Interest Rates and Volumes

	Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$(8,261)	$5,484	$(2,777)	$(12,472)	$18,186	$5,714
Securities	(356)	581	225	(168)	302	134
Interest-earning deposits	(206)	232	26	(352)	(449)	(801)
FHLB stock	(151)	44	(107)	(281)	117	(164)

Total interest-earning assets	$(8,974)	$6,341	$(2,633)	$(13,273)	$18,156	$4,883

Interest-Bearing Liabilities
Deposits	$(8,526)	$3,274	$(5,252)	$(14,640)	$5,638	$(9,002)
FHLB advances	(754)	(507)	(1,261)	(1,605)	1,091	(514)
Term notes	(870)	(192)	(1,062)	36	867	903
Subordinated Debentures	(434)	(2)	(436)	(438)	230	(208)

Total interest- bearing liabilities	$(10,584)	$2,573	$(8,011)	$(16,647)	$7,826	$(8,821)

Increase (decrease) in net interest income			$5,378			$13,704

Provision for Loan Losses – First Defiance’s provision for loan losses was $23.2 million for the year ended December 31, 2009 compared to $12.6 million and $2.3 million for the years ended December 31, 2008 and 2007 respectively.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management to absorb probable losses incurred in the loan portfolio. Factors considered by management include identifiable risk in the portfolios, historical experience, the volume and type of lending conducted by First Defiance, the amount of non-performing assets, including loans which meet the FASB ASC Topic 310 definition of impaired, the amount of assets graded by management as substandard, doubtful, or loss, general economic conditions, particularly as they relate to First Defiance’s market areas; and other factors related to the collectability of First Defiance’s loan portfolio. See also Allowance for Loan Losses in Management’s Discussion and Analysis and Note 8 to the audited financial statements.

Noninterest Income – Noninterest income increased by $7.2 million or 37.9% in 2009 to $26.3 million from $19.1 million for the year ended December 31, 2008. That followed a decrease of $3.0 million or 13.8% in 2008 from $22.1 million in 2007. Service fees and other charges increased to $13.5 million for the year ended December 31, 2009 from $13.3 million for 2008 and $10.8 million for 2007. The fee income in 2009 related to an increase in customer accounts offset by a change in customer behavior patterns that slightly lowered the per average account fee. The growth in fee income in 2008 is primarily related to the additional accounts acquired in the Pavilion acquisition.

First Federal’s overdraft privilege program generally provides for the automatic payment of modest overdraft limits on all accounts deemed to be in good standing when the account is accessed using paper-based check processing, a teller withdrawal, a point-of-sale terminal, an ACH transaction, or an ATM. To be in good standing, an account must be brought to a positive balance within a 30-day period. Overdraft limits are established for all customers without discrimination using a risk assessment approach for each account classification. The approach includes a systematic review and evaluation of the normal deposit flows made to each account classification to establish reasonable and prudent negative balance limits that would be routinely repaid by normal, expected and reoccurring deposits. The risk assessment by portfolio approach assumes a minimal degree of undetermined credit risk associated with unidentified individual accounts that are overdrawn for 30 or more days. Accounts overdrawn for more than 60 days are automatically charged off. Fees are charged as a one-time fee per occurrence and the fee charged for an item that is paid is equal to the fee charged for a non-sufficient fund item that is returned.

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the years ending December 31, 2009 and 2008 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were flat at $8.4 million. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was established June 30, 2006 with a balance of $156,000. The allowance for uncollectible overdrafts was $114,000 at December 31, 2009 and $125,000 at December 31, 2008.

Noninterest income also includes gains, losses and impairment on investment securities. In 2009, First Defiance realized a $3.7 million net loss on securities compared to a $3.2 million net loss in 2008 and a $21,000 net gain in 2007. In 2009 and 2008, First Defiance recognized other-than-temporary impairment (“OTTI”) charges for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. The total OTTI charges in 2009 were $3.9 million and gains on sale or call of securities were $284,000. Management recorded $3.9 million of OTTI on its investment of 9 trust preferred collateralized debt obligations (“CDOs”) as a result of management’s analysis of the securities. At December 31, 2009 the market value of those CDOs, which had a total original cost of $8.3 million, had been written down to $450,000. In 2008, a $1.9 million OTTI charge was recorded relating to the perpetual preferred securities issued by Fannie Mae and Freddie Mac. The OTTI was determined by management as a result of the action taken by the United States Treasury Department and the Federal Housing Finance Agency on September 7, 2008, which placed Fannie Mae and Freddie Mac into conservatorship. First Defiance invested $1.0 million each in preferred stock of Fannie Mae and Freddie Mac in January of 2008. Also in 2008, management recorded $1.3 million of OTTI on its investment in the equity notes of three CDOs as a result of management’s analysis of the securities. At December 31, 2008, the market value of those CDOs, which had a total original cost of $2.0 million, had been written down to $419,000. In 2009, there were 21 securities called or matured and 13 securities sold, resulting in a net gain of $284,000. There was only a minor amount of sales activity in the investment portfolio in 2008 and 2007.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $9.7 million, $3.0 million and $3.6 million in 2009, 2008 and 2007, respectively. The $6.8 million increase in 2009 from 2008 attributable to a $4.3 million increase in the gain on sale of loans, a $4.0 million positive change in the valuation adjustments on mortgage servicing rights and an increase of $323,000 in servicing revenue which was partially offset by an increase of $1.9 million in the amortization of mortgage servicing rights expense. The positive change of $4.0 million in servicing rights valuation adjustments was due to a recapture of $1.3 million in 2009 compared with an impairment charge of $2.7 million in 2008. This was driven by a steady increase in market mortgage rates during 2009. This increase in rates decreased the assumed prepayment speed of the mortgage servicing rights. First

Defiance originated $513.6 million of residential mortgages for sale into the secondary market in 2009 compared with $182.3 million in 2008. The primary reason for the increase was the low interest rate environment in the first half of 2009 which led to higher refinance activity. The $622,000 decline in mortgage banking income in 2008 from 2007 was primarily attributable to the impairment charge of $2.7 million on mortgage servicing rights and an increase of $618,000 in the amortization of mortgage servicing rights primarily due to the material decline in long-term mortgage rates during the month of December 2008, which caused an increase in prepayment assumptions. These declines in 2008 were mostly offset by a $831,000 increase in mortgage servicing fees resulting from a $385.8 million increase in the portfolio of mortgage loans serviced for others and gains from sale of mortgage loans, which increased $1.8 million in 2008 from 2007. The interest rate environment that produces increased mortgage origination activity also typically causes increases in mortgage servicing rights amortization and impairment, creating somewhat of a natural hedge in the mortgage banking line of business. The balance of the mortgage servicing right valuation allowance stands at $1.5 million at the end of 2009. See Note 9 to the financial statements.

Insurance and investment commission income declined $475,000 or 8.6% in 2009 primarily due to a decline in contingent income of $353,000 and a decline in property and casualty premiums of $184,000. Contingent commissions are bonus payments received by First Defiance’s insurance subsidiary for effective underwriting. Insurance and investment commission income increased by $218,000 or 4.1% in 2008, primarily due to increases in revenue from employee benefits and property and casualty commissions in 2008. These increases were partially offset by a $30,000 decrease in contingent commission. In February 2007, the Company acquired Huber, Harger, Welt and Smith (“HHWS”), an insurance agency located in Bowling Green, Ohio. Commission income associated with that agency acquisition totaled $1.0 million in 2007.

Noninterest Expense – Total noninterest expense for 2009 was $60.5 million compared to $57.8 million for the year ended December 31, 2008 and $48.1 million for the year ended December 31, 2007. The 2008 total includes $1.1 million of acquisition related charges. Noninterest expense, excluding the acquisition related charges in 2008 was $56.7 million.

Compensation and benefits decreased $931,000 or 3.2% in 2009 to $27.9 million from $28.8 million in 2008. Compensation declined $1.1 million due to the reduction of approximately 38 full time equivalent positions during the year. The Company has focused on staffing levels and has worked to reduce levels without negatively impacting our level of customer service. Work patterns and volumes did change in 2009 due in large part to the economy and lower levels of commercial lending. This decline was partially offset by an increase of $351,000 in medical and other associated costs. Occupancy cost increased $368,000 or 4.9% in 2009 to $7.9 million from $7.5 million in 2008. The Company made the decision to close two branch facilities and relocate a third during the fourth quarter of 2009. The closures were completed in the early part of 2010. The costs associated with these closures were reflected in the fourth quarter of 2009 and recorded in other operating expense. FDIC insurance costs increased $2.3 million or 209.6% to $3.4 million from $1.1 million in 2008. The increase reflects a special assessment of $906,000, a general increase in premium rates and the level of premium due to higher balances of insured deposits. Data processing declined $117,000 or 2.5% in 2009 to $4.5 million from $4.7 million in 2008. The other noninterest expense category (including acquisition related charges in 2008) increased $1.1 million due to credit, collection and OREO charges increasing $2.1 million, legal and consulting increasing $586,000, and loss on the sale of fixed assets increasing $562,000 which were offset by a reduction of $1.1 in acquisition costs, a reduction of $992,000 in fraud losses and a reduction of $326,000 in postage and printing charges.

Compensation and benefits increased by $3.6 million in 2008 compared to 2007, to $28.8 million from $25.2 million. A portion of the increase in compensation from 2007 to 2008 was due to having nine and a half months of compensation and benefits costs associated with the Pavilion acquisition in 2008. The balance of the increase in compensation and benefits resulted from year-over-year merit increases and an increase in staff to support the operations of the Company. Occupancy costs for 2008 increased to $7.5 million from $6.1 million in 2007, with over half of that increase associated with the Pavilion acquisition. Data processing costs increased $834,000 in 2008 from 2007 directly related to the Pavilion acquisition. First Defiance’s other noninterest expense category also increased to $14.6 million in 2008 from $12.8 million in 2007. The most significant reason for the increase in that category was an $813,000 increase in amortization expense of intangibles relating to the core deposit and customer relationship intangible in conjunction with the Pavilion acquisition and a $727,000 expense associated with losses related to a former investment advisor which was recorded after the denial of coverage under the Company’s fidelity bond. Other items which caused the increase in this expense category include higher levels of advertising (up $166,000), credit and collection expenses (up $402,000) and state franchise tax (up $372,000).

Income Taxes – Income taxes amounted to $2.7 million in 2009 compared to $3.5 million in 2008 and $6.5 million in 2007. The effective tax rates for those years were 27.0%, 32.4%, and 31.8%, respectively. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See note 19 to the financial statements for further details.

Concentrations of Credit Risk

Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income generating property totaled $444.8 million at December 31, 2009, which represents 27.0% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 3.25% at December 31, 2009. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $23.5 million, $22.0 million and $18.7 million in 2009, 2008 and 2007, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

The primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. On March 14, 2008, First Defiance completed the acquisition of Pavilion, which was purchased with a combination of stock and cash and resulted in a decrease in cash of $23.9 million. In 2007, First Defiance completed the acquisition of HHWS, financed with the issuance of First Defiance shares of common stock, and realized an increase in cash of $190,000.

In considering the more typical investing activities, during 2009, $25.8 million and $6.4 million was generated from the maturity or sale of available-for-sale investment securities, while $35.6 million was used to fund loan growth and $53.9 million was used to purchase available-for-sale investment securities. During 2008, $30.4 million was generated from the maturity of available-for-sale investment securities, while $114.8 million was used to fund loan growth and $31.8 million was used to purchase available-for-sale investment securities. During 2007, $25.4 million and $2.5 million was generated from the maturity or sale of available-for-sale investment securities, respectively, while $67.7 million was used to fund loan growth and $28.9 million was used to purchase available-for-sale investment securities.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. For 2009, total deposits increased by $110.3 million, including $101.4 million of growth in retail deposits. The amount of deposits acquired from out of market sources increased in 2009 by $8.9 million. For 2008, total deposits increased by $42.7 million excluding the deposits acquired in the Pavilion acquisition, including $4.6 million of growth in retail deposits. The amount of deposits acquired from out-of-market sources increased in 2008 by $38.1 million. For 2007, total deposits increased by $79.4 million, including $96.6 million of growth in retail deposit balances. The amount of deposits acquired from out of market sources declined in 2007 by $17.2 million. Also in 2009, Short-term advances from the FHLB decreased by $9.1 million and there were no borrowings on lines of credit from other banks. Also securities sold under repurchase arrangements decreased by $1.1 million. Also in 2008, Short-term advances from the FHLB decreased by $2.2 million and there were no borrowings on lines of credit from other banks. Also securities sold under repurchase arrangements increased by $7.2 million. Also in 2007, Short-term advances from the FHLB decreased by $21.8 million and there were no borrowings on lines of credit from other banks. Also, securities sold under repurchase arrangements decreased by $369,000. In 2007, First Defiance issued $15.5 million of subordinated debentures to an unconsolidated affiliated trust and that trust issued $15 million of trust preferred stock to outside investors. In 2008, First Defiance issued $37.0 million of preferred stock to the U.S. Treasury. For additional information about cash flows from First Defiance’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2009, First Defiance had the following commitments to fund deposit, advance and borrowing obligations:

Table 12 – Contractual Obligation

	Maturity Dates by Period at December 31, 2009
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Certificates of deposit	$761,363	$511,118	$245,708	$3,136	$1,401
FHLB overnight advances	—	—	—	—	—
FHLB fixed advances including interest (1)	160,688	14,850	73,279	54,440	18,119
Subordinated debentures	36,083	—	—	—	36,083
Securities sold under repurchase agreements	48,398	48,398	—	—	—
Unrecognized tax benefits	346	65	216	65	—
Lease obligations	5,200	482	667	381	3,670

Total contractual obligations	$1,012,078	$574,913	$319,870	$58,022	$59,273

(1)	Includes principal payments of $146,927 and interest payments of $13,761

At December 31, 2009, First Defiance had the following commitments to fund loan or line of credit obligations:

Table 13 – Commitments

	Total		Amount of Commitment Expiration by Period
Commitments	Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Residential real estate loans in process	$29,193	$25,091	$3,664	$438	$—
Commercial loans in process	14,762	5,353	9,075	334	—
One-to-four family mortgage loan originations	16,347	16,347	—	—	—
Multifamily originations	5,804	4,804	1,000	—	—
Other real estate originations	19,246	15,569	3,677	—	—
Nonmortgage loan originations	8,097	8,097	—	—	—
Consumer lines of credit	108,820	14,410	17,052	25,692	51,666
Commercial lines of credit	123,644	121,766	1,128	750	—

Total loan commitments	325,913	211,437	35,596	27,214	51,666
Standby letters of credit	21,299	10,441	10,510	348	—

Total Commitments	$347,212	$221,878	$46,106	$27,562	$51,666

In addition to the above commitments, at December 31, 2009 First Defiance had commitments to sell $23.8 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, and brokered certificates of deposit. At December 31, 2009, First Defiance had $45.0 million capacity under its agreements with the FHLB.

First Federal is subject to various capital requirements of the OTS. At December 31, 2009, First Federal had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about First Federal’s capital requirements, see Note 18 – Regulatory Matters to the Consolidated December 31, 2009 Financial Statements.

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

Allowance for Loan Losses – First Defiance believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. In determining the appropriate estimate for the allowance for loan losses, management considers a number of factors relative to both specific credits in the loan portfolio and macro-economic factors relative to the economy of the United States as a whole and the economy of the northwest Ohio, northeast Indiana and southeast Michigan regions in which the Company does business.

Factors relative to specific credits that are considered include a customer’s payment history, a customer’s recent financial performance, an assessment of the value of collateral held, knowledge of the customer’s character, the financial strength and commitment of any guarantors, the existence of any customer or industry concentrations, changes in a customer’s competitive environment and any other issues that may impact a customer’s ability to meet his obligations.

Economic factors that are considered include levels of unemployment and inflation, specific plant or business closings in the Company’s market area, the impact of strikes or other work stoppages, the impact of weather or environmental conditions, especially relative to agricultural borrowers, and other matters that may have an impact on the economy as a whole.

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

Valuation of Mortgage Servicing Rights – First Defiance believes the valuation of mortgage servicing rights is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. First Defiance recognizes as separate assets the value of mortgage servicing rights, which are acquired through loan origination activities. First Defiance does not purchase any mortgage servicing rights.

Key assumptions made by management relative to the valuation of mortgage servicing rights include the stratification policy used in valuing servicing, assumptions relative to future prepayments of mortgages, the potential value of any escrow deposits maintained or ancillary income received as a result of the servicing activity and discount rates used to value the present value of a future cash flow stream. In assessing the value of the mortgage servicing rights portfolio, management utilizes a third party that specializes in valuing servicing portfolios. That third party reviews key assumptions with management prior to completing the valuation. Prepayment speeds are determined based on projected median prepayment speeds for 15 and 30 year mortgage backed securities. Those speeds are then adjusted up or down based on the size of the loan. The discount rate used in this analysis is the pretax yield generally required by purchasers of bulk servicing rights as of the valuation date. The value of mortgage servicing rights is especially vulnerable in a falling interest rate environment. Refer also to the section entitled Mortgage Servicing Rights and Note 2—Statement of Accounting Policies, and Note 9—Mortgage Banking, for a further description of First Defiance’s valuation process, methodology and assumptions along with sensitivity analyses.

Valuation of Securities – First Defiance believes the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. This is pertaining to the Company’s investment in certain trust preferred debt obligations securities (“CDOs”). As required by FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary, are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of other-than-temporary impairment that does not relate to the credit losses is recognized in other comprehensive income. The fair value of these CDOs, which are backed by trust preferred securities issued by banks, thrifts and insurance companies, have a fair value of $1.6 million. The market for these securities at December 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new CDOs have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issue.

Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has determined: 1) The few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at December 31, 2009; 2) An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than the market approach valuation used at the prior measurement dates and 3) The Company’s CDOs will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

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

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

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

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 12 month period, First Defiance’s net interest income would increase by just 2.32% over the base case scenario. It should be noted that other areas of First Defiance’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

The majority of First Defiance’s lending activities are in non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance’s non-residential and multi-family real estate loan portfolio was $806.9 million, which was split between $142.1 million of fixed-rate loans and $664.8 million of adjustable-rate loans at December 31, 2009. The commercial loan portfolio increased to $379.4 million, which is split between $119.0 million of fixed-rate loans and $260.4 million of adjustable-rate loans at December 31, 2009. Certain loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than 7 years. First Defiance also has significant balances of home equity and improvement loans ($148.0 million at December 31, 2009) of which $80.2 million fluctuate with changes in the prime lending rate. Approximately $67.8 million of home equity and improvement loans have fixed rates but the maturities on those loans range from three to five years. First Defiance also has consumer loans ($34.1 million at December 31, 2009) which tend to have a shorter duration than residential mortgage loans. Also, to limit its interest rate risk, as well as to provide liquidity, First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. This analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –300 basis points to +300 basis points. The likelihood of a decrease in interest rates as of December 31, 2009 was considered to be remote given the current interest rate levels and therefore was not included in this analysis. The results of this analysis is reflected in the following table.

Table 14 – Economic Value of Equity Analysis

December 31, 2009
Economic Value of Equity				Economic Value of Equity as % of Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
	(Dollars in Thousands)
+ 300 bp	263,012	(9,820)	(3.60%)	13.42%	9	bp
+ 200 bp	267,908	(4,924)	(1.80%)	13.47%	14	bp
+ 100 bp	270,927	(1,905)	(0.70%)	13.43%	10	bp
0 bp	272,832	—	—	13.33%	—

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2009, First Federal would experience a 1.80% decrease in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations and the durations are fairly closely matched. The average duration of its assets at December 31, 2009 was 1.45 years while the average duration of its liabilities was 1.54 years.

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

Management’s Report on Internal Control Over Financial Reporting

The management of First Defiance Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included below.

William J. Small	Donald P. Hileman
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the Company) as of December 31, 2009 and 2008 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. We also have audited First Defiance Financial Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Defiance Financial Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Defiance Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

South Bend, Indiana

March 2, 2010

First Defiance Financial Corp.

Consolidated Statements of Financial Condition

	December 31,
	2009	2008
	(In Thousands)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$29,613	$40,980
Interest-bearing deposits	91,503	5,172

	121,116	46,152
Securities available-for-sale, carried at fair value	137,458	117,575
Securities held-to-maturity, carried at amortized cost (fair value $1,958 and $917 at December 31, 2009 and 2008 respectively)	1,920	886
Loans receivable, net of allowance of $36,547 and $24,592 at December 31, 2009 and 2008, respectively	1,580,575	1,592,643
Loans held for sale	10,346	10,960
Mortgage servicing rights	8,958	6,611
Accrued interest receivable	6,851	7,293
Federal Home Loan Bank (FHLB) stock	21,376	21,376
Bank owned life insurance	30,804	28,747
Premises and equipment	43,597	47,756
Real estate and other assets held for sale	13,527	7,000
Goodwill	56,585	56,585
Core deposit and other intangibles	6,888	8,344
Deferred taxes	3,289	336
Other assets	14,233	5,136

Total assets	$2,057,523	$1,957,400

First Defiance Financial Corp

Consolidated Statements of Financial Condition (continued)

	December 31,
	2009	2008
	(In Thousands)
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$189,132	$176,063
Interest-bearing	1,391,094	1,293,849

Total	1,580,226	1,469,912
Advances from the Federal Home Loan Bank	146,927	156,067
Short term borrowings and other interest-bearing liabilities	48,398	49,454
Subordinated debentures	36,083	36,083
Advance payments by borrowers	665	652
Other liabilities	11,138	16,073

Total liabilities	1,823,437	1,728,241
Commitments and Contingent (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,000,000, net of discount	36,293	36,133
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 8,117,520 and 8,117,120 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	140,677	140,449
Accumulated other comprehensive income (loss), net of tax of $(85) and $(1,025), respectively	(158)	(1,904)
Retained earnings	128,900	126,114
Treasury stock, at cost, 4,621,976 and 4,622,376 shares respectively	(72,631)	(72,638)

Total stockholders’ equity	234,086	229,159

Total liabilities and stockholders’ equity	$2,057,523	$1,957,400

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Income

(Amounts in Thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Interest Income
Loans	$93,702	$96,522	$90,866
Investment securities:
Taxable	3,976	4,357	4,475
Tax-exempt	1,797	1,399	1,260
Interest-bearing deposits	149	123	924
FHLB stock dividends	955	1,062	1,226

Total interest income	100,579	103,463	98,751
Interest Expense
Deposits	26,102	31,354	40,356
Federal Home Loan Bank advances and other	5,114	6,375	6,889
Subordinated debentures	1,471	1,907	2,115
Notes payable	570	1,632	729

Total interest expense	33,257	41,268	50,089

Net interest income	67,322	62,195	48,662
Provision for loan losses	23,232	12,585	2,306

Net interest income after provision for loan losses	44,090	49,610	46,356
Noninterest Income
Service fees and other charges	13,503	13,268	10,788
Mortgage banking income	9,747	2,990	3,612
Insurance commissions	5,021	5,496	5,278
Gain on sale of non-mortgage loans	264	180	226
Gain on sale or call of securities	284	22	21
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	(2,155)	(3,182)	—
Losses recognized in other comprehensive income	(1,785)	—	—

Net impairment loss recognized in earnings	(3,940)	(3,182)	—
Trust income	415	448	375
Income from bank owned life insurance	557	323	1,375
Other noninterest income	444	(476)	455

Total noninterest income	26,295	19,069	22,130
Noninterest Expense
Compensation and benefits	27,898	28,829	25,245
Occupancy	7,852	7,484	6,100
FDIC insurance	3,350	1,082	135
Data processing	4,541	4,658	3,824
Acquisition related charges	—	1,117	—
Other noninterest expense	16,883	14,624	12,809

Total noninterest expense	60,524	57,794	48,113

Income before income taxes	9,861	10,885	20,373
Federal income taxes	2,667	3,528	6,469

Net Income	$7,194	$7,357	$13,904

Dividends Accrued on Preferred Shares	$(1,850)	$(134)	$—
Accretion on Preferred Shares	(160)	(11)	—

Net Income Applicable to Common Shares	$5,184	$7,212	$13,904

Earnings per common share:
Basic	$0.64	$0.91	$1.96
Diluted	$0.63	$0.91	$1.94
Dividends declared per common share	$0.295	$0.95	$1.01

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except number of shares)

	Preferred Stock	Common Stock	Common Stock Warrant	Treasury Stock	Additional Paid-In Capital	Stock Acquired by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity
Balance at January 1, 2007	$—	$117	$—	$(69,390)	$110,285	$(628)	$(671)	$120,112	$159,825
Adjustment to initially apply FIN 48								(200)	(200)

Balance at December 31, 2006 adjusted									159,625
Comprehensive income:
Net income	—	—	—	—	—	—	—	13,904	13,904
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $248	—	—	—	—	—	—	459	—	459
Change in unrealized loss on postretirement postretirement benefit, net of tax of ($110)	—	—	—	—	—	—	(203)	—	(203)

Total comprehensive income									14,160
ESOP shares released	—	—	—	—	951	426	—	—	1,377
Stock option expense	—	—	—	—	260	—	—	—	260
36,865 shares issued under stock option plan, including income tax benefit of $64	—	—	—	563	68	—	—	(46)	585
76,435 shares issued in acquisition of HHWS	—	—	—	1,163	1,087	—	—	—	2,250
196,474 common shares acquired for treasury	—	—	—	(5,163)	—	—	—	—	(5,163)
Dividends declared	—	—	—	—	—	—	—	(7,140)	(7,140)

Balance at December 31, 2007	—	117	—	(72,827)	112,651	(202)	(415)	126,630	165,954
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,357	7,357
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of ($790)	—	—	—	—	—	—	(1,464)	—	(1,464)
Change in unrealized loss on postretirement benefit, net of tax of ($13)	—	—	—	—	—	—	(25)	—	(25)

Total comprehensive income									5,868
ESOP shares released	—	—	—	—	351	202	—	—	553
Stock option expense	—	—	—	—	266	—	—	—	266
52,486 shares issued under stock option plan, including income tax benefit of $72	—	—	—	824	63	—	—	(46)	841
1,036,861 shares issued in acquisition of Pavilion	—	10	—	—	27,118				27,128
31,429 common shares acquired for treasury	—	—	—	(635)	—	—	—	—	(635)
37,000 shares issued to U.S. Treasury CPP	36,122		—					—	36,122
Preferred stock dividends accrued	—	—	—	—	—	—	—	(134)	(134)
Issuance of common stock warrant	—	—	878	—	—	—	—	—	878
Accretion on preferred shares	11		—					(11)	—
Common stock dividends declared	—	—	—	—	—	—	—	(7,682)	(7,682)

Balance at December 31, 2008	36,133	127	878	(72,638)	140,449	—	(1,904)	126,114	229,159
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,194	7,194
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $844	—	—	—	—	—	—	1,568	—	1,568
Change in unrealized gain on postretirement benefit, net of tax of $96	—	—	—	—	—	—	178	—	178

Total comprehensive income									8,940
Stock option expense	—	—	—	—	228	—	—	—	228
400 shares issued under stock option plan, with no income tax benefit	—	—	—	7	—	—	—	(2)	5
Preferred stock dividends	—	—	—	—	—	—	—	(1,850)	(1,850)
Accretion on preferred shares	160	—	—	—	—	—	—	(160)	—
Common stock dividends declared	—	—	—	—	—	—	—	(2,396)	(2,396)

Balance at December 31, 2009	$36,293	$127	$878	$(72,631)	$140,677	$—	$(158)	$128,900	$234,086

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Years Ended December 31,
	2009	2008	2007
Operating Activities
Net income	$7,194	$7,357	$13,904
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,232	12,585	2,306
Provision for depreciation	3,832	3,803	2,986
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	170	752	140
Amortization of mortgage servicing rights	3,171	1,266	648
Net impairment (recovery) of mortgage servicing rights	(1,314)	2,676	36
Amortization of intangibles	1,456	1,458	646
Gain on sale of loans	(9,008)	(4,575)	(2,816)
Loss on sale or disposals of property, plant and equipment	563	—	108
Loss on sale or write-down of REO	1,627	434	805
FHLB stock dividends	—	(754)	—
Release of ESOP shares	—	553	1,377
OTTI losses on investment securities	3,940	3,182	—
Gain on sale of securities	(284)	(22)	(21)
Change in deferred taxes	(4,007)	(4,672)	(257)
Proceeds from sale of loans held for sale	518,747	180,072	127,674
Stock option expense	228	266	260
Origination of loans held for sale	(513,593)	(182,336)	(128,537)
Income from bank owned life insurance	(557)	(323)	(1,375)
Change in interest receivable and other assets	(8,541)	2,407	(1,615)
Change in accrued interest and other liabilities	(3,384)	(2,122)	2,444

Net cash provided by operating activities	23,472	22,007	18,713
Investing Activities
Proceeds from maturities of held-to-maturity securities	175	230	324
Proceeds from maturities of available-for-sale securities	25,770	30,416	25,359
Proceeds from sale of available-for-sale securities	6,383	—	2,521
Proceeds from sale of real estate and other assets held for sale	7,076	2,796	2,923
Proceeds from sale of office properties and equipment	1,227	27	18
Purchases of available-for-sale securities	(52,645)	(31,811)	(28,946)
Purchases of held-to-maturity securities	(1,210)	—	—
Purchases of office properties and equipment	(1,763)	(4,589)	(8,687)
Investment in bank owned life insurance	(1,500)	—	(2,060)
Proceed from insurance death benefit	—	—	338
Net cash received in acquisitions	—	—	190
Net cash paid in Pavilion acquisition	—	(23,907)	—
Proceeds from sale of non-mortgage loans	8,714	10,707	12,234
Net increase in loans receivable	(35,598)	(114,816)	(67,741)

Net cash used in investing activities	(43,371)	(130,947)	(63,527)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Amounts in Thousands)

	Years Ended December 31,
	2009	2008	2007
Financing Activities
Net increase in deposits	110,577	42,925	79,590
Repayment of Federal Home Loan Bank long-term advances	(25,040)	(16,408)	(873)
Net decrease in Federal Home Loan Bank short-term advances	(9,100)	(2,200)	(21,800)
Proceeds from Federal Home Loan Bank long-term advances	25,000	29,000	—
Increase (decrease) in securities sold under repurchase agreements	(1,056)	7,153	(369)
Proceeds from issuance of subordinated debentures	—	—	15,464
Purchase of common stock for treasury	—	(635)	(4,923)
Cash dividends paid on common stock	(3,776)	(8,137)	(7,090)
Cash dividends paid on preferred stock	(1,747)	—	—
Proceeds from issuance of preferred stock	—	37,000	—
Proceeds from exercise of stock options	5	769	281
Excess tax benefit from exercise of stock options	—	72	64

Net cash provided by financing activities	94,863	89,539	60,344

Increase (decrease) in cash and cash equivalents	74,964	(19,401)	15,530
Cash and cash equivalents at beginning of period	46,152	65,553	50,023

Cash and cash equivalents at end of period	$121,116	$46,152	$65,553

Supplemental cash flow information:
Interest paid	$34,038	$42,433	$49,411

Income taxes paid	$8,800	$6,772	$5,576

Stock option exercise price paid with common stock	$—	$33	$240

Transfers from loans to other real estate owned and other assets held for sale	$14,930	$6,060	$3,796

Transfers from premises and equipment to other real estate owned and other assets held for sale	$300	$—	$—

First Defiance acquired all of the capital stock of Pavilion Bancorp, Inc. for $55.5 million in 2008.

In conjunction with the acquisition, liabilities were assumed as follows:

Pavilion
Fair value of assets acquired	$287,994
Purchase price	55,548

Liabilities assumed	$232,446

See accompanying notes.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

First Defiance Financial Corp. (First Defiance) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (First Federal) and First Insurance and Investments, Inc. (First Insurance). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance and Bowling Green, Ohio areas, offering property and casualty, and group health and life insurance products.

2. Statement of Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas where First Defiance uses estimates are the valuation of certain investment securities, the determination of the allowance for loan losses, the valuation of mortgage servicing rights and goodwill, the determination of unrecognized income tax benefits, and the determination of post-retirement benefits.

Earnings Per Common Share

Basic earnings per common share is net income applicable to common shares divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, warrants and stock grants. Unreleased shares held by the Company’s Employee Stock Ownership Plan are not included in average shares for purposes of calculating earnings per share. As shares are released for allocation, they are included in the average shares outstanding. Also see notes 5 and 20.

Comprehensive Income

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on available-for-sale securities and the net unrecognized actuarial losses and unrecognized prior service costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items included in other comprehensive income are reported net of tax. See also notes 3, 6 and 17.

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $1,325,000 and $3,290,000, respectively, at December 31, 2009 to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and repurchase agreements.

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

Debt securities not classified as held-to-maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss) until realized. Realized gains and losses are included in gains (losses) on securities or other-than-temporary impairment losses on securities. Realized gains and losses on securities sold are recognized on the trade date based on the specific identification method.

Interest income includes amortization of purchase premiums and discounts. Premiums and discounts are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are expected. Securities with unrealized losses are reviewed quarterly to determine if value impairment is other–than-temporary. In performing this review management considers the length of time and extent that fair value has been less than cost, the financial condition of the issuer, the impact of changes in market interest rates on market value and whether the Company intends to sell or it would be more than likely required to sell the securities prior to their anticipated recovery.

FHLB Stock

As a member of the FHLB System, First Federal is required to own stock of the FHLB of Cincinnati in an amount principally equal to 0.15% of total assets plus an amount of at least 2% but no more than 4% of its non-grandfathered mission asset activity (as defined in the FHLB’s regulations). First Federal is permitted to own stock in excess of the minimum requirement. FHLB stock is a restricted equity security that does not have a readily determinable fair value and is carried at cost. It is evaluated for impairment based upon the ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2009, the balance at FHLB of Cincinnati was $19.4 million. First Federal acquired $2.0 of stock from the Pavilion acquisition which is held at the FHLB of Indianapolis and is required to be held for five years from the date of acquisition of March 14, 2008.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan fees and costs, purchase premiums and discounts and the allowance for loan losses. Deferred fees net of deferred incremental loan origination costs, are amortized to interest income generally over the contractual life of the loan using the interest method without anticipating prepayments.

Mortgage loans originated and intended for sale in the secondary market are classified as loans held for sale and are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains or losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

During 2009, the Company realized losses totaling $281,000 pertaining to loans sold to Fannie Mae but were returned due to underwriting issues. Management does not believe there are any such matters that will have a material effect on the financial statements.

Interest receivable is accrued on loans and credited to income as earned. The accrual of interest on loans 90 days delinquent or impaired is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. For these loans, interest accrual is only to the extent cash payments are received. The accrual of interest on these loans is generally resumed after a pattern of repayment has been established and the collection of principal and interest is reasonably assured.

Acquired Loans

Valuation allowances for all acquired loans subject to FASB ASC Topic 310 reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected.

The Company acquires loans individually and in groups or portfolios. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that it will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics (credit score, loan type and date of origination). The Company considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan and subsequently aggregated pool of loans.

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

Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected, and evaluates whether the present value of its loans determined using the effective interest rates has decreased and, if so, recognizes a loss. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographical areas and other pertinent factors, including general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loans agreement. Loans, for which terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees, net of amortization of mortgage servicing rights (excluding valuation adjustments) totaled $(300,000) million, $1.3 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007. Late fees and ancillary fees related to loan servicing are not material. See Note 9.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Premises and Equipment and Long Lived Assets

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Buildings and improvements	20 to 50 years
Furniture, fixtures and equipment	3 to 15 years

Long-lived assets to be held and those to be disposed of and certain intangibles are periodically evaluated for impairment. See Note 10.

Goodwill and Other Intangibles

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, insurance and branch acquisitions. They are initially recorded at fair value and then amortized on an accelerated basis over their estimated lives, which range from five years for non-compete agreements to 10 to 20 years for core deposit and customer relationship intangibles. See Note 11.

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

Stock Compensation Plans

Compensation cost is recognized for stock options issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. See Note 21.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage Banking Derivatives

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in fair values of these derivatives are included in mortgage banking income.

Operating Segments

Management considers the following factors in determining the need to disclose separate operating segments: 1) The nature of products and services, which are all financial in nature; 2) The type and class of customer for the products and services; in First Defiance’s case retail customers for retail bank and insurance products and commercial customers for commercial loan, deposit, life, health and property and casualty insurance needs; 3) The methods used to distribute products or provide services; such services are delivered through banking and insurance offices and through bank and insurance customer contact representatives. Retail and commercial customers are frequently targets for both banking and insurance products; 4) The nature of the regulatory environment; both banking and insurance entities are subject to various regulatory bodies and a number of specific regulations.

Quantitative thresholds as stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting are monitored. For the year ended December 31, 2009, the reported revenue for First Insurance was 5.3% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the year ended December 31, 2009 was 9.2% of consolidated net income. Total assets of First Insurance at December 31, 2009 were 0.4% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Savings bank to the holding company. See Note 18 for further details on restrictions.

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

An effective tax rate of 35% is used to determine after-tax components of other comprehensive income (loss) included in the statements of stockholders’ equity. See Note 19.

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company adopted this guidance effective January 1, 2007, the effect of which resulted in $200,000 being recorded as an adjustment to beginning retained earnings. See Note 19.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Advertising Costs

Advertising costs are expensed as incurred.

Adoption of New Accounting Standards

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Adoption of this guidance did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. Adoption of this guidance did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as, disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new disclosures have been presented in the notes to the consolidated financial statements.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of this guidance. Adoption of this guidance did not have a significant impact on the Company’s financial statements.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. These additional disclosures include disclosure of investment policies and fair value disclosures of plan assets, including fair value hierarchy. The guidance also includes a technical amendment that requires a non-public entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This guidance is effective for fiscal years ending after December 15, 2009. Upon initial application, provisions of the FSP are not required for earlier periods that are presented for comparative purposes. The new disclosures have been presented in the notes to the consolidated financial statements.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early-adopt this guidance as of January 1, 2009. No amounts of previously recognized impairment charges were reversed upon adoption.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. The Company elected to early-adopt this guidance as of January 1, 2009 and it did not have a significant impact on the Company’s financial statements.

Newly Issued Not Yet Effective Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is not expected to have a significant impact on the Company’s financial statements.

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss) (“OCI”). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in other comprehensive income (loss) are reported net of tax. Following is a summary of other comprehensive income (loss) for the years ended December 31, 2009 and 2008:

	For the Year Ended December 31
	2009	2008	2007
	(In Thousands)
Net income	$7,194	$7,357	$13,904
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	(2,155)	(3,182)	—
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	3,940	3,182	—

Other-than-temporary impairment on available-for-sale securities recorded in OCI	1,785	—	—

Unrealized holding gains (losses) on available-for-sale securities arising during the period	911	(2,232)	728
Reclassification adjustment for (gains) losses realized in income	(284)	(22)	(21)

Net unrealized gains (losses)	627	(2,254)	707

Income tax effect	(844)	(790)	(248)

Net of tax amount	1,568	(1,464)	459

Change in unrealized gain on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	218	(74)	(357)
Prior service cost added during the period	—	(25)	—
Net amortization and deferral	56	61	44

Net gain (loss) activity during the period	274	(38)	(313)
Income tax effect	(96)	13	110

Net of tax amount	178	(25)	(203)

Total other comprehensive income (loss)	1,746	(1,489)	256

Comprehensive income	$8,940	$5,868	$14,160

The following table summarizes the changes within each classification of accumulated comprehensive income for the years ended December 31, 2009 and 2008:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2008	$(1,100)	$(804)	$(1,904)
Other comprehensive income (loss), net	1,568	178	1,746

Balance at December 31, 2009	$468	$(626)	$(158)

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2007	$364	$(779)	$(415)
Other comprehensive income (loss), net	(1,464)	(25)	(1,489)

Balance at December 31, 2008	$(1,100)	$(804)	$(1,904)

4. Acquisitions

On March 14, 2008, First Defiance completed the acquisition of Pavilion, which was headquartered in Adrian, Michigan. Each Pavilion shareholder received 1.4209 shares of First Defiance common stock and $37.50 in cash for each share of Pavilion stock. In connection with this transaction, 1,036,861 shares of First Defiance common stock were issued at a total value of $27.1 million. The common shares issued were valued at $26.117 per share, representing the average of the closing bid and ask price as of the date of the merger announcement plus two days prior and two days subsequent to the announcement. The total cost of the transaction, including legal and investment banking fees, was $55.5 million. The assets and liabilities of Pavilion were recorded on the balance sheet at their fair value as of the acquisition date. The results of Pavilion’s operations have been included in the First Defiance’s consolidated statement of income from the date of acquisition. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements as the transaction closed in the first quarter of 2008.

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

During the twelve months ended December 31, 2008, First Defiance recognized $1,117,000 of acquisition-related charges, of which, $198,000 related to retention bonuses and $171,000 related to termination of certain contracts. The remaining $663,000 includes items related to professional services, start-up costs of system conversions, supplies and other non-recurring costs associated with the completion of the acquisition and the transition of operations.

5. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2009	2008	2007
	(In Thousands, Except Per Share Amounts)
Numerator for basic and diluted earnings per common share-net income applicable to common shares	$5,184	$7,212	$13,904

Denominator:
Denominator for basic earnings per common share-weighted-average common shares	8,117	7,889	7,085
Effect of dilutive securities:
Employee stock options	1	22	93
Warrants	78	8	—

Dilutive potential common shares	79	30	93

Denominator for diluted earnings per common share	8,196	7,919	7,178

Basic earnings per common share	$.64	$.91	$1.96

Diluted earnings per common share	$.63	$.91	$1.94

Shares under option of 412,150 in 2009, 327,300 in 2008 and 204,453 in 2007 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

6. Investment Securities

The following tables summarizes the amortized cost and fair value of available-for-sale securities and held-to-maturity investment securities portfolio at December 31, 2009 and 2008 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
2009
Available-for-sale
Obligations of U.S. government corporations and agencies	$14,038	$252	$(39)	$14,251
Mortgage-backed securities	30,341	1,194	(31)	31,504
REMICs	3,718	205	—	3,923
Collateralized mortgage obligations	40,878	824	(331)	41,371
Trust preferred stock and preferred stock	4,122	—	(2,446)	1,676
Obligations of state and political subdivisions	43,640	1,251	(158)	44,733

Total Available-for-Sale	$136,737	$3,726	$(3,005)	$137,458

Held-to-Maturity
Mortgage-backed Securities:
FHLMC certificates	$119	$7	$—	$126
FNMA certificates	304	9	—	313
GNMA certificates	107	3	—	110
Obligations of states and political subdivisions	1,390	19	—	1,409

Total Held-to-Maturity	$1,920	$38	$—	$1,958

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
2008
Available-for-sale
Obligations of U.S. government corporations and agencies	$14,180	$505	$—	$14,685
Mortgage-backed securities	34,232	1,137	(3)	35,366
REMICs	4,041	118	—	4,159
Collateralized mortgage obligations	22,196	486	(252)	22,430
Trust preferred stock and preferred stock	8,038	—	(4,116)	3,922
Obligations of state and political subdivisions	36,581	754	(322)	37,013

Total Available-for-Sale	$119,268	$3,000	$(4,693)	$117,575

Held-to-Maturity
Mortgage-backed Securities:
FHLMC certificates	$141	$5	$—	$146
FNMA certificates	378	1	(2)	377
GNMA certificates	127	1	—	128
Obligations of states and political subdivisions	240	26	—	266

Total Held-to-Maturity	$886	$33	$(2)	$917

The proceeds from sales of securities and the associated gains are listed below:

	2009	2008	2007
	(In Thousands)
Proceeds	$6,383	$—	$2,521
Gross realized gains	284	—	21
Gross realized losses	—	—	—
Other-than-temporary impairment charges	(3,940)	(3,182)	—

Proceeds from calls were $2.0 million, $1.3 million, and $0 in 2009, 2008, and 2007 with gross gains of $0, $22,000, and $0, respectively. No losses on calls were recognized.

The amortized cost and fair value of the securities portfolio at December 31, 2009 and 2008 are shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table for 2009, mortgage-backed securities, collateralized mortgage obligations and REMICs, which are not due at a single maturity date, have not been allocated over maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
2009
Due in one year or less	$3,079	$3,142	$960	$963
Due after one year through five years	11,321	11,584	120	136
Due after five years through ten years	8,102	8,319	310	310
Due after ten years	39,298	37,615	—	—
MBS/CMO/REMIC	74,937	76,798	530	549

	$136,737	$137,458	$1,920	$1,958

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
2008
Due in one year or less	$18,383	$18,764	$282	$286
Due after one year through five years	51,037	52,076	493	520
Due after five years through ten years	15,874	16,416	100	100
Due after ten years	33,974	30,319	11	11

	$119,268	$117,575	$886	$917

Securities pledged at year-end 2009 and 2008 had a carrying amount of $122.8 million and $93.0 million and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

As of December 31, 2009, the Company’s investment portfolio consisted of 283 securities, 41 of which were in an unrealized loss position.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2009 and December 31, 2008:

	Duration of Unrealized Loss Position				Total
	Less than 12 Months		12 Months or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loses
	(In Thousands)
At December 31, 2009
Available-for-sale securities:
Obligations of U.S. govt. corps. and agencies	$1,961	$(39)	$—	$—	$1,961	$(39)
Mortgage-backed securities	1,921	(31)	—	—	1,921	(31)
Collateralized mortgage obligations and REMICs	12,007	(287)	604	(44)	12,611	(331)
Obligations of state and political subdivisions	3,879	(55)	1,182	(103)	5,061	(158)
Trust preferred stock and preferred stock	—	—	1,651	(2,446)	1,651	(2,446)
Held to maturity securities:
Mortgage-backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$19,768	$(412)	$3,437	$(2,593)	$23,205	$(3,005)

At December 31, 2008
Available-for-sale securities:
Obligations of U.S. govt. corps. and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	317	(3)	—	—	317	(3)
Collateralized mortgage obligations and REMICs	451	—	1,004	(252)	1,455	(252)
Obligations of state and political subdivisions	7,019	(192)	2,047	(130)	9,066	(322)
Trust preferred stock and preferred stock	678	(889)	2,826	(3,227)	3,504	(4,116)
Held to maturity securities:
Mortgage-backed securities	293	(2)	87	—	380	(2)

Total temporarily impaired securities	$8,758	$(1,086)	$5,964	$(3,609)	$14,722	$(4,695)

With the exception of Trust Preferred Stock, the above securities all have fixed interest rates, and all securities have defined maturities. Their fair value is sensitive to movements in market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position and it is not more than likely that the Company will be required to sell the investments before anticipated recovery.

At December 31, 2009, First Defiance decided to sell four of the trust preferred collateralized debt obligations (“CDOs”) which are held for sale at December 31, 2009. As such, these four securities were written down to a total fair value of $25,000 at December 31, 2009 and are discussed in more detail below. Total OTTI charges were $(3.9) million, $(3.2) million and $0 for 2009, 2008, and 2007, respectively. Realized gains from the sales and calls of investment securities totaled $284,000, $22,000, and $21,000 ($185,000, $14,000 and $14,000 after tax) in 2009, 2008 and 2007 respectively.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequent when economic or market conditions warrant such an evaluation. The investment portfolio is evaluated for OTTI by segregating the portfolio into two general segments. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC Topic 320. Certain collateralized debt obligations are evaluated for OTTI under FASB ASC Topic 325, Investment – Other.

Beginning January 1, 2009, when OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected compared to the book value of the security and is recognized in earnings. The amount of OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

The Company held twelve CDOs at December 31, 2009 and 2008, of which, management deemed that the value of three of those CDOs were OTTI at December 31, 2008 and an additional six were OTTI at December 31, 2009; four of the CDOs were written off in full as of December 31, 2009. The Company also holds three Fannie Mae and Freddie Mac stock investments which were also deemed OTTI at December 31, 2008. In 2009, the Company recorded OTTI write-downs of $(3.9) million ($2.6 million after tax) on nine CDOs.

In 2008, the Company recorded total OTTI write-downs of $(3.2) million which consisted of $(1.9) million ($1.2 million after tax) of write-downs on the Fannie Mae and Freddie Mac stock and $(1.3) million ($833,000 after tax) of write-downs of the three CDOs.

As required under FASB ASC Topic 320, beginning January 1, 2009, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.

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

The default and recovery probabilities for each piece of collateral were formed based on the evaluation of the collateral credit and a review of historical industry default data and current/near-term operating conditions. For collateral that has already deferred, the Company assumed a recovery of 10% of par for banks, thrifts or other depository institutions and 15% for insurance companies. Although there is a possibility that the deferring collateral will become current at some point in the future, First Defiance has conservatively assumed that it will continue to defer and gradually will default.

The following table details the nine securities with other-than-temporary impairment, their lowest credit rating at December 31, 2009 and the related credit losses recognized in earnings for the four quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 (In Thousands):

	Preferred Term VI Rated Caa1	TPREF Funding II Rated CC	Alesco VIII Rated Ca	Alesco Preferred Funding XII Rated Ca	Alesco Preferred Funding XVI Rated Ca	Alesco Preferred Term Sec XVII Rated Ca	Trapeza CDO I Rated Ca	Alesco Preferred Funding VIII Not Rated	Alesco Preferred Funding IX Not Rated	Total
Amount of OTTI related to credit loss at January 1, 2009	$—	$—	$—	$—	$—	$—	$488	$428	$440	$1,356

Addition – Qtr 1	15	1	212	—	25	—	369	25	25	672

Amount of OTTI related to credit loss at March 31, 2009	$15	$1	$212	$—	$25	$—	$857	$453	$465	$2,028

Addition – Qtr 2	—	123	625	—	84	43	—	—	—	875

Amount of OTTI related to credit loss at June 30, 2009	$15	$124	$837	$—	$109	$43	$857	$453	$465	$2,903

Addition – Qtr 3	—	119	163	34	135	543	—	—	—	994

Amount of OTTI related to credit loss at September 30, 2009	$15	$243	$1,000	$34	$244	$586	$857	$453	$465	$3,897

Addition – Qtr 4	2	—	—	817	171	409	—	—	—	1,399

Amount of OTTI related to credit loss at December 31, 2009	$17	$243	$1,000	$851	$415	$995	$857	$453	$465	$5,296

The four CDOs which management decided to sell were the Alesco VIII which had been fully written down to zero during 2009, the Alesco Preferred Funding XII, the Alesco Preferred Funding XVI and the Alesco Preferred Term XVII. Management decided to sell these securities in early 2010 based upon significant cash flow deterioration which had occurred during the year including the fourth quarter and were fearful that these securities would soon be worthless similar to Alesco VIII. Additionally, the December 31, 2009 valuation prepared by an independent third party estimated fair value for these securities to be less than 10% of Par which led management to conclude there would be further credit and cash flow deterioration with these securities. Based upon management having the intent to sell these securities at December 31, 2009, these securities were written down to fair value at December 31, 2009.

The following table provides additional information related to First Defiance’s trust preferred securities as of December 31, 2009 (dollars in thousands):

Deal	Class	Book Value	Fair Value	Unrealized Loss	Realized Losses 2009	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub-ordination as a % of Current Performing Collateral
Preferred Term VI	Mezz	$243	$141	$(102)	$(17)	Caa1	5	60.83%	0.00%	—%
TPREF Funding II	B	751	284	(467)	(243)	CC	21	31.29%	27.16%	—
Alesco VIII*	D-1	0	0	—	(1,000)	Ca	*	*	*	*
Alesco Preferred Funding XVI	C	5	5	—	(415)	Ca	39	26.45%	28.97%	—
Alesco Preferred Term Sec XVII	C-1	10	10	—	(995)	Ca	38	31.05%	31.63%	—
I-Preferred Term Sec I	B-1	1,000	496	(504)	—	B+	16	9.04%	20.13%	21.18%
Dekania II CDO	C-1	989	471	(518)	—	B	36	—	16.48%	28.18%
Alesco Preferred Funding XII	C-1	10	10	—	(851)	Ca	68	23.06%	22.43%	—
Preferred Term Sec XXVII	C-1	962	172	(790)	—	Ca	37	21.24%	21.62%	0.52%
Trapeza CDO I*	D	0	0	—	(369)	Ca	*	*	*	*
Alesco Preferred Funding VIII*	D-1	0	0	—	(25)	Not Rated	*	*	*	*
Alesco Preferred Funding IX*	I/O	0	0	—	(25)	Not Rated	*	*	*	*

Total		$3,970	$1,589	$(2,381)	$(3,940)

*	These securities have been written down to a book value of zero and have no underlying collateral support.

The increase in OTTI in 2009 was the result of a significant deterioration in the performance of the underlying collateral. Specifically, depreciation was driven by both realized credit events (i.e. defaults and deferrals) and weakening credit fundamentals in some of the performing collateral, which led to an increased probability of default going forward. Coupled together, this collateral decay resulted in an increase in the Company’s assumed average lifetime default rate from 23.7% at the end of 2008 to a rate of 36.1% at the end of 2009.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$29,206	$64,243	$22,710	$70,114
Unused lines of credit	36,772	195,692	44,535	211,291
Standby letters of credit	263	21,036	67	18,860

Total	$66,241	$280,971	$67,312	$300,265

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, at December 31, 2009 First Defiance had commitments to sell $23.8 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage.

Contingent Receivable

The Company recorded a receivable of approximately $800,000 in 2007 relating to claims from various insurance carriers from incurred losses associated with a former employee. In 2008, $73,000 of this receivable was recovered and $727,000 of this receivable was recorded as an expense due to the denial of the insurance claim under the Company’s fidelity bond. In 2009, an additional $190,000 was recovered through a settlement.

8. Loans Receivable

Loans receivable consist of the following at December 31:

	December 31
	2009	2008
	(In Thousands)
Real estate loans:
Secured by single family residential	$227,592	$251,807
Secured by multi-family residential	103,169	78,427
Secured by non-residential real estate	703,721	677,313
Construction	48,625	72,938

	1,083,107	1,080,485
Other loans:
Automobile	21,661	27,490
Commercial	379,408	356,574
Home equity and improvement	147,977	161,106
Other	12,444	13,522

	561,490	558,692

Total loans	1,644,597	1,639,177
Deduct:
Undisbursed loan funds	(26,494)	(20,892)
Net deferred loan origination fees and costs	(981)	(1,050)
Allowance for loan losses	(36,547)	(24,592)

Totals	$1,580,575	$1,592,643

On March 14, 2008, First Defiance acquired loans (including purchase accounting adjustments) of $50.0 million in single family residential loans, $6.0 million in multi-family residential loans, $100.9 million in non-residential real estate, $49.2 million in commercial loans, $2.8 million in auto loans, $25.7 million in home equity and improvement loans and $2.2 million in other loans through the Pavilion acquisition. The associated acquired reserve of those loans was $4.3 million.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Allowance at beginning of year	$24,592	$13,890	$13,579
Provision for credit losses	23,232	12,585	2,306
Acquired in acquisitions	—	4,258	—
Charge-offs	(11,826)	(6,499)	(2,400)
Recoveries	549	358	405

Net charge-offs	(11,277)	(6,141)	(1,995)

Ending allowance	$36,547	$24,592	$13,890

Individually impaired loans were as follows:

	Years Ended December 31
	2009	2008
	(In Thousands)
Year-end loans with no allocated allowance for loan losses	$18,239	$6,734
Year-end loans with allocated allowance for loan losses	40,585	20,812

Total	$58,824	$27,546
Amount of the allowance for loan losses allocated	$12,249	$6,030

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Average of individually impaired loans during the year	$38,860	$25,682	$9,571
Interest income recognized during impairment	965	1,055	305
Cash-basis interest income recognized	913	1,067	338

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	Years Ended December 31
	2009	2008
	(In Thousands)
Non-accrual loans	$41,191	$28,017
Loans past due over 90 days still on accrual	—	—
Troubled Debt Restructurings	6,715	6,250

Total Non Performing Loans	$47,906	$34,267
Real estate owned and other assets held for sale	13,527	7,000

Total Non Performing Assets	$61,433	$41,267

Impaired loans having recorded investments of $58.8 million at December 31, 2009 and $27.5 million at December 31, 2008, have been recognized in conformity with FASB ASC Topic 310. Loans having carrying values of $14.9 million and $6.1 million were transferred to real estate and other assets held for sale in 2009 and 2008, respectively. There was $250,000 and $119,000 of accrued interest recorded on impaired or non-performing loans at December 31, 2009 and December 31, 2008.

Specific reserves in the amount of $3.5 million have been allocated to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. First Defiance is not committed to lend additional funds to customers whose loans have been modified.

Certain loans acquired in the Pavilion, ComBanc and Genoa acquisitions had evidence that the credit quality of the loan had deteriorated since its origination and in management’s assessment at the acquisition date it was probable that First Defiance would be unable to collect all contractually required payments due. In accordance with FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, these loans have been recorded based on management’s estimate of the fair value of the loans. Details of these loans are as follows:

	Contractual Amount Receivable	Impairment Discount	Recorded Loan Receivable
	(in thousands)
Balance at January 1, 2007	$4,110	$1,683	$2,427
Principal payments received	(908)	—	(908)
Loans charged off	(97)	(97)	—
Additional provision for loan loss	(95)	—	(95)
Loan accretion recorded	—	(233)	233
Balance at December 31, 2007	3,010	1,353	1,657
Amount recorded for Pavilion Bancorp	6,362	2,002	4,360
Principal payments received	(274)	—	(274)
Loans charged off	(234)	(234)	—
Loan accretion recorded	—	(53)	53
Balance at December 31, 2008	8,864	3,068	5,796
Principal payments received	(2,633)	—	(2,633)
Loans charged off	(1,110)	(1,110)	—
Additional provision for loan loss	(115)	—	(115)
Loan accretion recorded	—	(340)	340

Balance at December 31, 2009	$5,006	$1,618	$3,388

Interest income on loans is as follows:

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Commercial and non-residential real estate loans	$73,504	$73,973	$68,419
Mortgage loans	9,446	10,115	9,693
Other loans	10,752	12,434	12,754

Totals	$93,702	$96,522	$90,866

First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio market area. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income generating property totaled $444.8 million at December 31, 2009, which represents 27% of the Company’s loan portfolio. The Company’s loans receivable are primarily to borrowers in the northwest Ohio, northeast Indiana or southeast Michigan areas.

Loans to executive officers, directors, and their affiliates are as follows (in thousands):

	Years Ended December 31
	2009	2008
Beginning balance	$5,041	$5,610
New loans	3,405	4,623
Effect of changes in composition of related parties	(216)	656
Repayments	(3,418)	(5,848)

Ending Balance	$4,812	$5,041

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Gain from sale of mortgage loans	$8,744	$4,395	$2,590
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	2,860	2,537	1,706
Amortization of mortgage servicing rights	(3,171)	(1,266)	(648)
Mortgage servicing rights valuation adjustments	1,314	(2,676)	(36)

	1,003	(1,405)	1,022

Net revenue from sale and servicing of mortgage loans	$9,747	$2,990	$3,612

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.2 billion at December 31, 2009 compared to $1.1 billion at December 31, 2008.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,403	$6,089	$5,609
Loans sold, servicing retained	4,204	1,450	1,128
Servicing assets acquired	—	3,130	—
Amortization	(3,171)	(1,266)	(648)

Carrying value before valuation allowance at end of period	10,436	9,403	6,089
Valuation allowance:
Balance at beginning of period	(2,792)	(116)	(80)
Impairment recovery (charges)	1,314	(2,676)	(36)

Balance at end of period	(1,478)	(2,792)	(116)

Net carrying value of MSRs at end of period	$8,958	$6,611	$5,973

Fair value of MSRs at end of period	$8,958	$6,611	$7,000

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company’s servicing portfolio is comprised of the following:

	December 31
	2009		2008
Investor	Number of Loans	Principal Outstanding	Number of Loans	Principal Outstanding
	(Dollars in Thousands)
Fannie Mae	5,071	$520,959	4,275	$413,078
Freddie Mac	7,760	656,680	7,959	678,485
Federal Home Loan Bank	310	41,903	61	7,905
Other	38	2,013	42	1,852

Totals	13,179	$1,221,555	12,337	$1,101,320

Significant assumptions at December 31, 2009 used in determining the value of MSRs include a weighted average prepayment rate of 245 PSA and a weighted average discount rate of 9.00%. Significant assumptions at December 31, 2008 used in determining the value of MSRs include a weighted average prepayment rate of 422 PSA and a weighted average discount rate of 9.00%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2009 is presented below. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	10% Adverse Change	20% Adverse Change
	(Dollars in Thousands)
Assumption:
Decline in fair value from increase in prepayment rate	$398	$760
Declines in fair value from increase in discount rate	278	519

10. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
	2009	2008
	(In Thousands)
Cost:
Land	$6,836	$6,936
Land improvements	1,269	1,248
Buildings	38,529	38,926
Leasehold improvements	582	808
Furniture, fixtures and equipment	23,987	22,474
Construction in process	63	1,655

	71,266	72,047
Less allowances for depreciation and amortization	27,669	24,291

	$43,597	$47,756

Depreciation expense was $3.8 million, $3.8 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Lease Agreements

The Company has entered into lease agreements covering First Insurance’s main office and Bowling Green, Ohio office, four banking center locations, three land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease for future branch development and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

Future minimum commitments under non-cancelable operating leases are as follows (in thousands):

2010	$482
2011	426
2012	241
2013	189
2014	192
Thereafter	3,670

Total	$5,200

Rentals under operating leases amounted to $504,000, $444,000 and $446,000, in 2009, 2008, and 2007, respectively.

11. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31
	2009	2008
	(In Thousands)
Beginning balance	$56,585	$36,820
Goodwill acquired or adjusted during the year	—	19,765

Ending balance	$56,585	$56,585

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our reporting units, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting units and compared it to its carrying value.

Our annual impairment analysis as of November 30, 2009, indicated that the Step 2 analysis was not necessary as the fair values of the reporting units exceeded the carrying amounts.

Acquired Intangible Assets

Acquired intangibles consist of core deposit intangibles, customer relationship intangibles and non-compete agreements from previous Bank and Insurance acquisitions.

Activity in acquired intangibles for the years ended December 31, 2009 and 2008 was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(In Thousands)
Balance as of January 1, 2008	$5,851	$(2,300)	$3,551
Intangible assets acquired	6,251	—	6,251
Amortization of intangible assets	—	(1,458)	(1,458)

Balance as of December 31, 2008	12,102	(3,758)	8,344
Amortization of intangible assets	—	(1,456)	(1,456)

Balance as of December 31, 2009	$12,102	$(5,214)	$6,888

Aggregate amortization expense was $1,456,000, $1,458,000 and $646,000 for 2009, 2008 and 2007 respectively.

Estimated amortization expense for each of the next five years and thereafter (in thousands) is as follows:

2010	$1,284
2011	1,150
2012	1,009
2013	872
2014	767
Thereafter	1,806

Total	$6,888

12. Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Checking and money market accounts	$3,439	$4,876	$8,273
Savings accounts	460	1,376	1,404
Certificates of deposit	22,203	25,102	30,786

	26,102	31,354	40,463
Less interest capitalized	—	—	(107)

Totals	$26,102	$31,354	$40,356

Accrued interest payable on deposit accounts amounted to $713,000 and $1,387,000 at December 31, 2009 and 2008, respectively, which was comprised of $665,000 and $48,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2009 and $1,327,000 and $60,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2008.

A summary of deposit balances is as follows:

	December 31
	2009	2008
	(In Thousands)
Non-interest bearing checking accounts	$189,132	$176,063
Interest bearing checking and money market accounts	499,575	374,488
Savings deposits	130,156	132,146
Retail certificates of deposit less than $100,000	550,710	578,244
Retail certificates of deposit greater than $100,000	163,300	170,485
Brokered or national certificates of deposit	47,353	38,486

	$1,580,226	$1,469,912

On March 14, 2008, $45.6 million of non-interest-bearing checking accounts, $39.7 million of interest-bearing checking accounts, $26.2 million of savings accounts and $97.9 million of certificates of deposit were acquired in the Pavilion acquisition.

Scheduled maturities of certificates of deposit at December 31, 2009 are as follows (in thousands):

2010	$511,118
2011	220,725
2012	24,983
2013	2,312
2014	824
2015 and thereafter	1,401

Total	$761,363

At December 31, 2009 and 2008, deposits of $543.3 million and $429.7 million, respectively, were in excess of the $100,000 FDIC insurance limit. Of these same deposits at December 31, 2009 and 2008, deposits of $229.5 million and $175.1 million, respectively, were in excess of the $250,000 FDIC insurance limit per the Temporary Liquidity Guarantee Program. At December 31, 2009 and 2008, $56.2 million and $40.3 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000 and an additional $66.6 million and $52.7 million of securities were pledged at December 31, 2009 and December 31, 2008, respectively, as collateral against deposits from private entities in excess of $100,000.

13. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities, certain first mortgage home equity loans, and certain multi-family or non-residential real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by multi-family or non-residential real estate loans securities must have 300% collateral coverage. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2009 and December 31, 2008 were $662.9 million and $677.8 million, respectively. First Federal may obtain advances of up to approximately $202.3 million from the FHLB at December 31, 2009.

At year-end, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
(in Thousands)
December 31, 2009
Short-term borrowings	$0	Overnight	0.00%
Single maturity fixed rate advances	35,000	January 2011 to October 2013	2.39%
Single maturity LIBOR based advances	20,000	March 2011	0.26%
Putable advances	64,000	September 2010 to March 2018	4.50%
Strike-rate advances	27,000	March 2011 to February 2013	4.18%
Amortizable mortgage advances	927	December 2015	4.10%

	$146,927

December 31, 2008
Short-term borrowings	$9,100	Overnight	0.54%
Single maturity fixed rate advances	10,000	October 2013	2.60%
Single maturity LIBOR based advances	45,000	January 2011 to March 2011	3.49%
Putable advances	64,000	September 2010 to March 2018	4.50%
Strike-rate advances	27,000	March 2011 to February 2013	4.18%
Amortizable mortgage advances	967	December 2015	4.10%

	$156,067

Putable advances are callable at the option of the FHLB on a quarterly basis. Strike rate advances are callable at the option of the FHLB only when three-month LIBOR rates exceed the agreed upon strike rate in the advance contract. Such strike rates range from 7.5% to 8.0%. When called, First Defiance has the option of paying off these advances or converting them to variable rate advances at the three month LIBOR rate. First Defiance has one advance totaling $20 million outstanding at December 31, 2009 that was converted from callable advances. This advance can be paid in full without penalty at any quarterly repricing date.

Estimated future minimum payments by fiscal year based on maturity date and current interest rates are as follows (in thousands):

2010	$14,850
2011	58,256
2012	15,023
2013	53,886
2014	554
Thereafter	18,119

Total minimum payments	160,688
Less amounts representing interest	13,761

Totals	$146,927

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2008, $9.1 million was outstanding under First Defiance’s Cash Management Advance line of credit. At December 31, 2009, there was no amounts outstanding under that line of credit. The total available under this line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available. There were no borrowings against this line at December 31, 2009 and December 31, 2008. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis.

Amounts available under the various lines are also subject to the Company’s overall borrowing limitations. Information concerning short-term advances is summarized as follows:

	Years Ended December 31
	2009	2008
	(In Thousands, Except Percentages)
Average daily balance during the year	$33	$14,004
Maximum month-end balance during the year	0	44,900
Average interest rate during the year	0.84%	2.17%

14. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.5%, repricing quarterly, thereafter.

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.63% and 3.38% as of December 31, 2009 and 2008 respectively.

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

A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31
	2009	2008
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464

Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

15. Notes Payable and Other Short-term Borrowings

Total short-term borrowings, revolving and term debt is summarized as follows:

	Years Ended December 31
	2009	2008
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$48,398	$49,454
Year-end interest rate	1.05%	1.79%
Average daily balance during year	44,287	36,926
Maximum month-end balance during the year	50,920	50,679
Average interest rate during the year	1.29%	2.69%
Revolving line of credit facilities to financial institutions
Average daily balance during year	$—	$14,416
Maximum month-end balance during the year	—	23,200
Average interest rate during the year	—%	4.45%

As of December 31, 2009, First Defiance had no line of credit facilities available for short-term borrowing purposes; all previous lines of credit have expired.

During 2009, First Defiance had the following line of credit facilities expire:

A $20 million fed funds line of credit with a financial institution. The line was unsecured and had an interest rate of the institution’s fed funds rate. The line of credit had no activity in 2009 and there were no amounts outstanding on the line at December 31, 2008. The maximum borrowed at any point in time under the line was $0 million in 2009 and $20.0 million in 2008, and the average balance outstanding was $0 and $339,000 in 2009 and 2008, respectively. The line of credit expired on January 31, 2009.

During 2008, First Defiance had the following line of credit facilities expire:

A $15 million revolving line of credit facility with a financial institution. The facility was unsecured and has an interest rate of fed funds rate plus 0.45%. This facility was not used in 2008.

A $15 million fed funds line of credit with a financial institution. The line was unsecured and has an interest rate of the institution’s fed funds rate. This facility was not used in 2008.

A $22.0 million revolving line of credit with a financial institution. There was no amount outstanding on the line at December 31, 2008. The line was secured by the stock of First Federal Bank and the interest rate was the lender’s prime rate or LIBOR plus 1.50%, whichever was selected by First Defiance. The maximum borrowed at any point in time under the line was $22,000,000 in 2008, and the average balance outstanding was $14,077,000 in 2008. This line of credit was paid off in December 2008.

Further, the Company has agreed with its primary regulator not to incur, issue, renew or roll-over any debt, increase any current lines of credit, or guarantee the debt of any entity without OTSprior approval.

16. Other Non-Interest Expense

The following is a summary of other non-interest expense:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Legal and other professional fees	$2,486	$1,933	$1,840
Marketing	1,293	1,896	1,729
State franchise taxes	1,994	1,951	1,579
REO expenses and write-downs	2,245	583	831
Printing and office supplies	569	776	679
Amortization of intangibles	1,456	1,459	646
Postage	650	768	643
Check charge-offs and fraud losses	128	1,120	549
Overdraft protection expense	15	123	492
Credit and collection expense	1,117	676	274
Other	4,930	3,339	3,547

Total other non-interest expense	$16,883	$14,624	$12,809

17. Postretirement Benefits

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

Included in accumulated other comprehensive income at December 31, 2009 and 2008 are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31
	2009	2008
	(In Thousands)
Unrecognized prior service cost	$66	$76
Unrecognized actuarial losses	898	1,161

Total recognized in Accumulated Other Comprehensive Income	964	1,237
Income tax effect	(337)	(433)

Net amount recognized in Accumulated Other Comprehensive Income	$627	$804

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2010 is $10,000 ($6,500 net of tax) and $40,000 ($26,000 net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31
	2009	2008
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,853	$2,393
Service cost	60	57
Interest cost	166	159
Participant contribution	27	37
Plan amendments	—	25
Actuarial (gains) / losses	(218)	74
Acquisition	—	271
Benefits paid	(154)	(163)

Benefit obligation at end of year	2,734	2,853
Change in fair value of plan assets:
Balance at beginning of year	—	—
Employer contribution	127	126
Participant contribution	27	37
Benefits paid	(154)	(163)

Balance at end of year	—	—

Funded status at end of year	$(2,734)	$(2,853)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Service cost-benefits attributable to service during the period	$60	$57	$49
Interest cost on accumulated postretirement benefit obligation	166	159	125
Net amortization and deferral	56	61	44

Net periodic postretirement benefit cost	282	277	218
Net (gain) / loss during the year	(218)	74	357
Prior service cost added during the year	—	25	—
Amortization of prior service cost and actuarial losses	(56)	(61)	(44)

Total recognized in comprehensive income	(274)	38	313

Total recognized in net periodic postretirement benefit cost and other comprehensive income	$8	$315	$531

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2009	2008
Weighted average discount rates:
Used to determine benefit obligations at December 31	5.70%	6.00%
Used to determine net periodic postretirement benefit cost for years ended December 31	6.00%	6.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that rate reaches ultimate trend rate	2019	2019

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2010	$154
2011	146
2012	162
2013	161
2014	183
2015 through 2019	1,002

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31		Year Ended December 31
	2009	2008	2009	2008
	(In Thousands)
Effect on total of service and interest cost	$34	$29	$(29)	$(24)
Effect on postretirement benefit obligation	351	301	(299)	(259)

The Company expects to contribute $150,000 before reflecting expected Medicare retiree drug subsidy payments in 2010.

18. Regulatory Matters

First Federal is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must meet specific capital guidelines that involve quantitative measures of First Federal’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. First Federal’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios of Tier I and total capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2009 and 2008, First Federal meets all capital adequacy requirements to which it is subject and the most recent notification from the Office of Thrift Supervision (OTS) categorized First Federal as well-capitalized under the regulatory framework. There are no conditions or events since these notifications that management believes have changed any of the well-capitalized categorizations of First Federal. The following schedule presents First Federal’s regulatory capital ratios:

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Tangible Capital	$207,554	10.40%	$29,937	1.50%	N/A	N/A
Tier 1 (Core) Capital	207,554	10.40%	79,831	4.00%	$99,789	5.00%
Tier 1 Capital to risk-weighted assets	207,554	11.78%	70,455	4.00%	105,683	6.00%
Risk-Based Capital	229,649	13.04%	140,910	8.00%	176,138	10.00%
As of December 31, 2008
Tangible Capital	$202,616	10.70%	$28,416	1.50%	N/A	N/A
Tier 1 (Core) Capital	202,616	10.70%	75,777	4.00%	$94,721	5.00%
Tier 1 Capital to risk-weighted assets	202,616	12.03%	67,356	4.00%	101,034	6.00%
Risk-Based Capital	219,290	13.02%	134,712	8.00%	168,390	10.00%

First Defiance is a unitary thrift holding company and is regulated by the OTS. The OTS does not have defined capital requirements for unitary thrift holding companies.

Dividend Restrictions – Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $5.4 million in dividends in 2009 and $10.0 million in dividends in 2008. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for 2008 and 2009 plus 2010 net profits. During 2010, the Bank could declare dividends of approximately $2.6 million plus 2010 net profits to First Defiance. First Federal must receive approval from the OTS prior to the payment of any such dividend, and it may apply to the OTS to pay total dividends that exceed an amount equal to its 2008 to 2010 net profits. First Insurance paid dividends of $700,000 to First Defiance in 2009 and $1.8 million in dividends in 2008.

As a result of its participation in the CPP, First Defiance is prohibited without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party. Further, First Defiance has agreed with its primary regulator to obtain approval of cash dividends prior to declaration.

19. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Current:
Federal	$6,590	$7,534	$6,636
State and local	84	45	90
Deferred	(4,007)	(4,051)	(257)

	$2,667	$3,528	$6,469

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Tax expense at statutory rate (35%)	$3,451	$3,810	$7,130
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	55	29	59
ESOP adjustments	—	(30)	152
Tax exempt interest income, net of TEFRA	(673)	(530)	(472)
Bank owned life insurance	(311)	130	(511)
Stock option expense under FAS 123(R)	76	90	89
Other	69	29	22

Totals	$2,667	$3,528	$6,469

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31
	2009	2008
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$12,648	$8,423
Postretirement benefit costs	952	998
Deferred compensation	810	645
Impaired loans	1,227	1,074
Capital loss carry-forward	621	—
Impaired investments	756	1,140
Accrued vacation	432	428
Allowance for real estate held for sale losses	200	56
Deferred loan origination fees and costs	326	337
Net unrealized losses on available-for-sale securities	—	708
Other	311	565

Total deferred federal income tax assets	18,283	14,374
Deferred federal income tax liabilities:
FHLB stock dividends	3,284	3,284
Goodwill	2,684	2,284
Mortgage servicing rights	3,000	2,072
Fixed assets	1,432	975
Other intangible assets	2,329	2,815
Loan mark to market	1,800	2,274
Net unrealized gains on available-for-sale securities	252	—
Other	213	334

Total deferred federal income tax liabilities	14,994	14,038

Net deferred federal income tax asset (liability)	$3,289	$336

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2009.

At year-end 2009, the Company had capital loss carry-forwards of $1.8 million which will expire on December 31, 2014. No valuation allowance has been recorded as management has evaluated evidence supporting the realization of this asset and determining it was more likely than not.

Retained earnings at December 31, 2009 include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2009 was approximately $3.85 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$588
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	(90)
Settlements	—

Balance at December 31, 2007	$498

Balance at January 1, 2008	$498
Additions based on tax positions related to the current year	86
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	(140)
Settlements	—

Balance at December 31, 2008	$444

Balance at January 1, 2009	$444
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	(98)
Settlements	—

Balance at December 31, 2009	$346

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement, net of the related federal tax benefit, for the year ended December 31, 2009 was $28,000, and the amount accrued for interest and penalties (net of the related federal tax benefit) at December 31, 2009 was $122,000.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2006. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

20. Employee Benefit Plans

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

To fund the plan, the ESOP borrowed funds from First Defiance for the purpose of purchasing shares of First Defiance common stock. The ESOP acquired a total of 863,596 shares in 1993 and 1995. The loan outstanding was paid off in June 2008. Principal and interest payments on the loan were due in equal quarterly installments. The loan was collateralized by the shares of First Defiance’s common stock and was repaid by the ESOP with funds from the Company’s contributions to the ESOP, dividends on allocated and unallocated shares and earnings on ESOP assets.

As principal and interest payments on the loan were paid, shares were released from collateral and committed for allocation to active employees, based on the proportion of debt service paid in the year. Shares held by the ESOP which had not been released for allocation were reported as stock acquired by the ESOP plan in the statement of financial condition. As shares were released, First Defiance recorded compensation expense equal to the average fair value of the shares over the period in which the shares were earned. Also, the shares released for allocation were included in the average shares outstanding for earnings per share computations. Dividends on allocated shares were recorded as a reduction of retained earnings and dividends on unallocated shares reduce debt and accrued interest. ESOP compensation expense was $0, $116,000, and $859,000, for 2009, 2008 and 2007, respectively.

Shares held by the ESOP at December 31 were as follows:

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Allocated	Unallocated	Total	Allocated	Unallocated	Total
Beginning Balance	527,723	—	527,723	515,618	34,828	550,446
Allocation of shares to participants	—	—	—	34,828	(34,828)	—
Distribution of shares to former participants	(4,777)	—	(4,777)	(22,723)	—	(22,723)

Ending Balance	522,946	—	522,946	527,723	—	527,723

There were no unallocated shares at December 31, 2009 and December 31, 2008.

410(k) Plan

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (First Defiance 401(k)) if they meet certain age and service requirements. Beginning in 2009, under the First Defiance 401(k), First Defiance matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. Previously, matching contributions were 50% of the first 3% of participants contributions. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $719,000, $474,000 and $409,000 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no discretionary contributions in any of those years.

21. Stock Option Plans

First Defiance has established incentive stock option plans for its directors and its employees and has reserved 1,727,485 shares of common stock for issuance under the plans. A total of 1,467,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of December 31, 2009, 467,500 options (445,500 for employees and 22,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s five most-highly compensated employees, which vest 40% in 2011 and then 20% annually, subject to certain other limitations. There are 13,200 options granted under the 1996 plan of which 13,100 are fully vested and currently exercisable, 188,950 options granted under the 2001 plan of which 182,150 are fully vested and currently exercisable and 265,350 options granted under the 2005 plan of which 89,600 are fully vested and currently exercisable. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-

vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	Year Ended December 31
	2009	2008	2007
Risk-free interest rate	3.38%	4.26%	4.84%
Expected term	6.4 years	6.5 years	6.6 years
Expected stock price volatility	26.1%	22.5%	21.8%
Dividend yield	3.62%	6.08%	3.67%

The following table summarizes stock option activity for 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2009	439,800	$20.58
Granted	64,350	9.43
Exercised	(400)	11.75
Forfeited/Expired	(36,250)	15.92

Outstanding at December 31, 2009	467,500	$19.41	5.47	$117

Vested or expected to vest at December 31, 2009	449,207	$19.54	6.70	$102

Exercisable at December 31, 2009	284,850	$20.75	3.71	$0

Information related to the stock option plans follows:

	Year Ended December 31.
	2009	2008	2007
	(in thousands, except per share amounts)
Intrinsic value of options exercised	$1	$290	$509
Cash received from option exercises*	5	768	522
Tax benefit realized from option exercises	—	72	64
Weighted average fair value of options granted	$1.88	$1.98	$5.27

*	- Includes $33,000 and $240,000 of option exercises paid by optionees in First Defiance common stock in 2008 and 2007, respectively. There were no such amounts for 2009.

As of December 31, 2009, there was $424,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 2.9 years.

As of December 31, 2009 and 2008, 98,750 and 146,850 shares, respectively, were available for grant under the Company’s stock option plans. Options forfeited or cancelled under the 1996 plan are no longer available for grant to other participants.

22. Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

	December 31
Statements of Financial Condition	2009	2008
	(In Thousands)
Assets
Cash and cash equivalents	$1,891	$2,023
Investment securities, available for sale, carried at fair value	—	419
Investment in subsidiaries	268,505	263,562
Other assets	1,280	1,101

Total assets	$271,676	$267,105

Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	1,507	1,863
Stockholders’ equity	234,086	229,159

Total liabilities and stockholders’ equity	$271,676	$267,105

	Years Ended December 31
Statements of Income	2009	2008	2007
	(In Thousands)
Dividends from subsidiaries	$6,050	$11,750	$—
Interest on loan to ESOP	—	10	64
Interest expense	(1,471)	(2,545)	(2,124)
Other-than-temporary impairment on investment securities	(419)	(1,281)	—
Other income	(3)	35	222
Noninterest expense	(881)	(785)	(698)

Income (loss) before income taxes and equity in earnings of subsidiaries	3,276	7,184	(2,536)
Income tax credit	(950)	(1,650)	(867)

Income (loss) before equity in earnings of subsidiaries	4,226	8,834	(1,669)
Undistributed equity in (distributions in excess of) earnings of subsidiaries	2,968	(1,477)	15,573

Net income	$7,194	$7,357	$13,904

	Years Ended December 31
Statements of Cash Flows	2009	2008	2007
	(In Thousands)
Operating activities:
Net income	$7,194	$7,357	$13,904
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distribution in excess of (undistributed equity in) earnings of subsidiaries	(2,968)	1,477	(15,573)
OTTI on investment securities	419	1,281	—
Change in other assets and liabilities	741	115	(435)

Net cash provided by (used in) operating activities	5,386	10,230	(2,104)
Investing activities:
Investment in unconsolidated trust subsidiary	—	—	(464)
Cash paid for Pavilion Bancorp	—	(27,964)	—
Cash paid for Huber Harger Welt & Smith	—	—	(175)
Principal payments received on ESOP loan	—	493	641
Maturities of available-for-sale securities	—	29	156

Net cash (used in) provided by investing activities	—	(27,442)	158
Financing activities:
Proceeds from issuance of subordinated debt securities	—	—	15,464
Capital contribution to subsidiary	—	(13,000)	—
Stock options exercised	5	768	281
Excess tax benefit from exercise of stock options	—	72	64
Purchase of common stock for treasury	—	(635)	(4,923)
Cash dividends paid	(5,523)	(8,137)	(7,090)
Proceeds from issuance of preferred stock	—	37,000	—

Net cash used in financing activities	(5,518)	16,068	3,796

Net increase (decrease) in cash and cash equivalents	(132)	(1,144)	1,850
Cash and cash equivalents at beginning of year	2,023	3,167	1,317

Cash and cash equivalents at end of year	$1,891	$2,023	$3,167

23. Fair Value

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service which uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include other federal agency securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. Based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks. The Company used an independent third party which is described further in Note 6.

Impaired loans - The fair value of impaired loans with specific allocations of the allowance for loan loss is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in impaired loans being valued using Level 3 inputs.

Mortgage servicing rights - Mortgage servicing rights are reported at fair value utilizing Level 2 inputs. MSRs are valued by a third party consultant using a proprietary cash flow valuation model.

Mortgage banking derivative - The fair value of mortgage banking derivatives are based on derivative valuation models using market data inputs as of the valuation date (Level 2).

Real estate held for sale - Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$—	$14,251	$—	$14,251
Mortgage-backed securities	—	31,504	—	31,504
REMICs	—	3,923	—	3,923
Collateralized mortgage obligations	—	41,371	—	41,371
Trust preferred stock	—	—	1,589	1,589
Preferred stock	87	—	—	87
Obligations of state and political subdivisions	—	44,733	—	44,733
Mortgage banking derivative - asset	—	380	—	380
Mortgage banking derivative - liability	—	—	—	—

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$—	$14,685	$—	$14,685
Mortgage-backed securities	—	35,366	—	35,366
REMICs	—	4,159	—	4,159
Collateralized mortgage obligations	—	22,430	—	22,430
Trust preferred stock	—	—	3,873	3,873
Preferred stock	49	—	—	49
Obligations of state and political subdivisions	—	37,013	—	37,013
Mortgage banking derivative - asset	—	1,264	—	1,264
Mortgage banking derivative - liability	—	(166)	—	(166)

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2009	$3,873
Total gains or losses (realized/unrealized) Included in earnings	(3,940)
Included in other comprehensive income (presented gross of taxes)	1,785
Purchases, issuances, and settlements	(130)
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2009	$1,588

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2008	$8,642
Total gains or losses (realized/unrealized) Included in earnings	(1,281)
Included in other comprehensive income (presented gross of taxes)	(3,281)
Purchases, issuances, and settlements	(207)
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2008	$3,873

The following table summarizes assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$28,336	$28,336
Mortgage servicing rights	—	8,958	—	8,958
Real estate held for sale	—	—	935	935

December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$14,782	$14,782
Mortgage servicing rights	—	6,611	—	6,611
Real estate held for sale	—	—	90	90

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $28,336,000, with a valuation allowance of $12,249,000 at December 31, 2009. A provision expense of $11,985,000 for year ended December 31, 2009 was included in earnings.

Mortgage servicing rights which are carried at lower of cost or fair value had a fair value of $8,958,000 at December 31, 2009, resulting in a valuation allowance of $1,478,000. A recovery of $1,314,000 was included in the earnings for the year ended December 31, 2009.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $1,295,000 for the year ended December 31, 2009 was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2009 and December 31, 2008. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The carrying amount of cash and cash equivalents, warehouse and term notes payable, and advance payments by borrowers for taxes and insurance, and accrued interest receivable and payable as a result of their short-term nature, is considered to be equal to fair value.

As disclosed in more detail in Note 6, investment securities fair value has been based on current market quotations. If market prices are not available, fair value has been estimated based upon the quoted price of similar instruments. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

The carrying value of Subordinated Debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2009.

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Values	Carrying Value	Estimated Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$121,116	$121,116	$46,152	$46,152
Investment securities	139,378	139,416	118,461	118,492
Federal Home Loan Bank Stock	21,376	N/A	21,376	N/A
Loans, net, including loans held for sale	1,590,921	1,586,101	1,603,603	1,619,409
Accrued interest receivable	6,851	6,851	7,293	7,293

	1,879,642	$1,874,860	1,796,885	$1,812,722

Other assets	177,881		160,515

Total assets	$2,057,523		$1,957,400

Liabilities and stockholders’ equity:
Deposits	$1,580,226	$1,586,466	$1,469,912	$1,476,135
Advances from Federal Home Loan Bank	146,927	152,643	156,067	162,776
Securities sold under repurchase agreements	48,398	48,398	49,454	49,454
Subordinated debentures	36,083	32,057	36,083	26,299
Accrued interest payable	1,234	1,234	2,015	2,015
Advance payments by borrowers for taxes and insurance	665	665	652	652

	1,813,533	$1,821,463	1,714,183	$1,717,331

Other liabilities	9,904		14,058

Total liabilities	1,823,437		1,728,241
Stockholders’ equity	234,086		229,159

Total liabilities and stockholders’ equity	$2,057,523		$1,957,400

24. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $18.7 million and $63.6 million of interest rate lock commitments at December 31, 2009 and 2008, respectively. There were $23.8 million and $72.2 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2009 and 2008, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset and a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2009			December 31, 2008
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$380	$—	$380	$1,264	$(166)	$1,098

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Twelve Months Ended December 31,
	2009	2008
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$(718)	$1,098

The above amounts are included in mortgage banking income.

25. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2009
Interest income	$25,122	$24,822	$25,487	$25,148
Interest expense	9,085	8,643	7,914	7,615

Net interest income	16,037	16,179	17,573	17,533
Provision for loan losses	2,746	3,965	8,051	8,470

Net interest income after provision for loan losses	13,291	12,214	9,522	9,063
Gain (loss) on sale, call or write-down of securities	(672)	(750)	(840)	(1,394)
Noninterest income	7,476	9,109	6,396	6,970
Noninterest expense	14,996	16,133	14,786	14,609

Income before income taxes	5,099	4,440	292	30
Income taxes	1,691	1,539	(37)	(526)

Net income	$3,408	$2,901	$329	$556

Dividends declared on Preferred Shares	(463)	(468)	(473)	(446)
Accretion on Preferred Shares	(38)	(40)	(40)	(42)

Net income applicable to common shares	$2,907	$2,393	$(184)	$68

Earnings per common share:
Basic	$0.36	$0.29	$(0.02)	$0.01
Diluted	$0.36	$0.29	$(0.02)	$0.01
Average shares outstanding:
Basic	8,117	8,117	8,117	8,117
Diluted	8,117	8,182	8,117	8,265

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2008
Interest income	$24,639	$26,237	$26,643	$25,945
Interest expense	11,048	9,991	10,277	9,952

Net interest income	13,591	16,246	16,366	15,993
Provision for loan losses	1,058	2,797	4,907	3,824

Net interest income after provision for loan losses	12,533	13,449	11,459	12,169
Gain on sale of securities	(81)	(432)	(2,051)	(596)
Noninterest income	6,096	6,582	6,191	3,360
Noninterest expense	13,476	15,515	15,233	13,571

Income before income taxes	5,072	4,084	366	1,362
Income taxes	1,653	1,349	44	482

Net income	$3,419	$2,735	$322	$880

Dividends declared on Preferred Shares	—	—	—	(134)
Accretion on Preferred Shares	—	—	—	(11)

Net income applicable to common shares	$3,419	$2,735	$322	$735

Earnings per common share:
Basic	$0.48	$0.34	$0.04	$0.09
Diluted	$0.47	$0.34	$0.04	$0.09
Average shares outstanding:
Basic	7,195	8,094	8,113	8,117
Diluted	7,241	8,126	8,123	8,117

26. Preferred Stock

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“U.S. Treasury”), pursuant to which the Company sold $37.0 million shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation value $1,000 per share (“Senior Preferred Shares”) and also issued warrants (the “Warrants”) to the U.S. Treasury to acquire an additional 550,595 of common shares having an exercise price of $10.08 per share. The warrant has a term of 10 years.

The Senior Preferred Shares qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Senior Preferred Shares may be redeemed by the Company after three years. The Senior Preferred Shares are not subject to any contractual restrictions on transfer, except that the U.S. Treasury or any its transferees may affect any transfer that, as a result of such transfer, would require the Company to become subject to the periodic reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share of $0.26 declared on the Common Stock prior to October 14, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Senior Preferred Shares and (b) the date on which the Senior Preferred Shares have been redeemed in whole or the U.S. Treasury has transferred all of the Senior Preferred Shares to third parties, except that, after the third anniversary of the date of issuance of the Senior Preferred Shares, if the Senior Preferred Shares remain outstanding at such time, the Company may not increase its common dividends per share without obtaining consent of the U.S. Treasury.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, the chief executive officer along with the interim chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2009, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9b.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned: “Proposal 1 - Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement to be filed on or about March 19, 2010 (the “Proxy Statement”).

First Defiance has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements, and is available on its Internet site at www.fdef.com under the Investor Relations tab.

Item 11.	Executive Compensation

Information required by this item is set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Beneficial Ownership” of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to the shares of First Defiance common stock that may be issued under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	467,500	$19.41	98,905

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Composition of the Board” and “Related Person Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

The following documents are filed as Item 8 of this Form 10-K.

(A)     Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

(B)    Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

(C)    Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

(D)     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

(E)    Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

(F)    Notes to Consolidated Financial Statements

(1)

We are not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(2)

The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed to this Form 10-K are listed as Exhibits 10.1 through 10.19.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

March 3, 2010	By:	/s/ Donald P. Hileman
Donald P. Hileman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2010.

Signature	Title

/s/ William J. Small	Chairman of the Board, President and
William J. Small	Chief Executive Officer

/s/ Donald P. Hileman	Executive Vice President and Chief
Donald P. Hileman	Financial Officer (principal accounting officer)

/s/ James L. Rohrs	Director, Executive Vice President
James L. Rohrs

/s/ Stephen L. Boomer	Director, Vice Chairman
Stephen L. Boomer

/s/ John L. Bookmyer	Director
John L. Bookmyer

/s/ Dr. Douglas A. Burgei	Director
Dr. Douglas A. Burgei

/s/ Peter A. Diehl	Director
Peter A. Diehl

/s/ Barb A. Mitzel	Director
Barb A. Mitzel

/s/ Dwain I. Metzger	Director
Dwain I. Metzger

/s/ Jean A. Hubbard	Director
Jean A. Hubbard

/s/ Samuel S. Strausbaugh	Director
Samuel S. Strausbaugh

/s/ Thomas A. Voigt	Director
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

Exhibit Number	Description

3.1	Articles of Incorporation	(1)

3.2	Code of Regulations	(1)

3.3	Bylaws	(1)

3.4	Amendment to Articles of Incorporation	(11)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(17)

4.2	Form of Warrant for Purchase of Shares of Common Stock	(15)

10.1	1996 Stock Option Plan	(2)

10.2	Form of Incentive Stock Option Award Agreement	(3)

10.3	Form of Nonqualified Stock Option Award Agreement	(3)

10.4	1996 Management Recognition Plan and Trust	(2)

10.5	2001 Stock Option and Incentive Plan	(5)

10.6	1993 Stock Incentive Plan	(1)

10.7	Employment Agreement with William J. Small	(6)

10.8	Employment Agreement with James L. Rohrs	(7)

10.9	Employment Agreement with Donald P. Hileman	(18)

10.10	Employment Agreement with Gregory R. Allen	(9)

10.11	Description of Annual Bonus	(16)

10.12	2005 Stock Option and Incentive Plan	(10)

10.13	Letter Agreement, dated December 5, 2008, between First Defiance and the U.S. Treasury	(12)

10.14	2008 Long Term Incentive Compensation Plan	(13)

10.15	Form of Contingent Award Agreement	(14)

10.16	Form of Stock Option Award Agreement	(4)

10.17	Amendment to all Employment Agreements for CPP	(4)

10.18	Form of Agreement for CPP Compensation Standards	(17)

10.19	Form of Option Award Agreement	(17)

14	Code of Ethics	(16)

21	List of Subsidiaries of the Company	(16)

23.1	Consent of Crowe Horwath LLP	(17)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

99.1	PEO TARP Capital Purchase Program Certification	(17)

99.2	PFO TARP Capital Purchase Program Certification	(17)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354).

(2)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2001 Form 10-K

(3)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2004 Form 10-K

(4)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2008 Form 10-K

(5)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement

(6)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed October 1, 2007

(7)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed October 1, 2007

(8)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed October 1, 2007

(9)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007

(10)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement

(11)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008

(12)	Incorporated herein by reference to exhibit 10 in Form 8-K filed December 8, 2008

(13)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 12, 2008

(14)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008

(15)	Incorporated herein by reference to exhibit 4 in Form 8-K filed December 8, 2008

(16)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2007 Form 10-K

(17)	Included herein

(18)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 16, 2009