Form 10-Q
period 2010-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2010-05-05
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,117,770 shares outstanding at April 30, 2010.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number
PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – March 31, 2010 and December 31, 2009	2

	Consolidated Condensed Statements of Income – Three months ended March 31, 2010 and 2009	4

	Consolidated Condensed Statements of Changes in Stockholders’ Equity – Three months ended March 31, 2010 and 2009	5

	Consolidated Condensed Statements of Cash Flows – Three months ended March 31, 2010 and 2009	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	53

PART II-OTHER INFORMATION:

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults upon Senior Securities	54

Item 4.	(Removed and Reserved)	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

	Signatures	55

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$28,678	$29,613
Interest-bearing deposits	125,980	91,503

	154,658	121,116
Securities:
Available-for-sale, carried at fair value	146,448	137,458
Held-to-maturity, carried at amortized cost (fair value $1,920 and $1,958 at March 31, 2010 and December 31, 2009, respectively)	1,887	1,920

	148,335	139,378
Loans held for sale	12,357	10,346
Loans receivable, net of allowance of $38,980 at March 31, 2010 and $36,547 at December 31, 2009, respectively	1,537,622	1,580,575
Accrued interest receivable	7,405	6,851
Federal Home Loan Bank stock	21,376	21,376
Bank owned life insurance	30,555	30,804
Premises and equipment	42,830	43,597
Real estate and other assets held for sale	12,768	13,527
Goodwill	56,585	56,585
Core deposit and other intangibles	6,450	6,888
Mortgage servicing rights	9,283	8,958
Deferred taxes	3,525	3,289
Other assets	15,026	14,233

Total assets	$2,058,775	$2,057,523

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2010	December 31, 2009
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,599,584	$1,580,226
Advances from the Federal Home Loan Bank	126,917	146,927
Securities sold under repurchase agreements	44,883	48,398
Subordinated debentures	36,083	36,083
Advance payments by borrowers	397	665
Other liabilities	15,256	11,138

Total liabilities	1,823,120	1,823,437

Stockholders’ equity:

Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,236, net of discount	36,333	36,293

Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 8,117,520 and 8,117,520 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	140,729	140,677
Accumulated other comprehensive income (loss), net of tax of $171 and $(85), respectively	316	(158)
Retained earnings	129,903	128,900
Treasury stock, at cost, 4,621,976 and 4,621,976 shares respectively	(72,631)	(72,631)

Total stockholders’ equity	235,655	234,086

Total liabilities and stockholders’ equity	$2,058,775	$2,057,523

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Interest Income
Loans	$22,397	$23,377
Investment securities:
Taxable	990	1,083
Non-taxable	462	409
Interest-bearing deposits	61	14
FHLB stock dividends	219	239

Total interest income	24,129	25,122
Interest Expense
Deposits	5,398	7,183
FHLB advances and other	1,218	1,319
Subordinated debentures	323	426
Notes payable	105	157

Total interest expense	7,044	9,085

Net interest income	17,085	16,037
Provision for loan losses	6,889	2,746

Net interest income after provision for loan losses	10,196	13,291
Non-interest Income
Service fees and other charges	3,158	3,086
Insurance commission income	1,109	1,523
Mortgage banking income	1,807	2,714
Gain on sale of non-mortgage loans	37	55
Gain on sale or call of securities	6	—
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	(70)	(846)
Losses recognized in other comprehensive income	—	174

Net impairment loss recognized in earnings	(70)	(672)
Trust income	122	102
Income from Bank Owned Life Insurance	212	59
Gain on life insurance	268	—
Other non-interest income	117	(63)

Total non-interest income	6,766	6,804
Non-interest Expense
Compensation and benefits	6,457	7,365
Occupancy	1,828	2,117
FDIC insurance premium	1,046	567
State franchise tax	563	501
Data processing	1,196	1,054
Amortization of intangibles	437	391
Other non-interest expense	3,305	3,001

Total non-interest expense	14,832	14,996

Income before income taxes	2,130	5,099
Federal income taxes	624	1,691

Net Income	$1,506	$3,408

Dividends accrued on preferred shares	$(463)	$(463)
Accretion on preferred shares	$(40)	$(38)

Net income (loss) applicable to common shares	$1,003	$2,907

Earnings per common share (Note 7)
Basic	$0.12	$0.36
Diluted	$0.12	$0.36
Dividends declared per share (Note 6)	$—	$0.17
Average shares outstanding (Note 7)
Basic	8,117	8,117
Diluted	8,142	8,117

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

	Preferred Stock	Common Stock	Common Stock Warrant	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2010	$36,293	$127	$878	$(72,631)	$140,677	$(158)	$128,900	$234,086
Comprehensive income:
Net income	—	—	—	—	—	—	1,506	1,506
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $256	—	—	—	—	—	474	—	474

Total comprehensive income								1,980
Stock option expense	—	—	—	—	52	—	—	52
Preferred Stock Dividends	—	—	—	—	—	—	(463)	(463)
Accretion on preferred shares	40	—	—	—	—	—	(40)	—

Balance at March 31, 2010	$36,333	$127	$878	$(72,631)	$140,729	$316	$129,903	$235,655

Balance at January 1, 2009	$36,134	$127	$878	$(72,638)	$140,447	$(1,904)	$126,115	$229,159
Comprehensive income:
Net income	—	—	—	—	—	—	3,408	3,408
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $(97)	—	—	—	—	—	(180)	—	(180)

Total comprehensive income								3,228
Stock option expense	—	—	—	—	64	—	—	64
Preferred stock dividends	—	—	—	—	—	—	(463)	(463)
Accretion on preferred shares	38	—	—	—	—	—	(38)	—
Common stock dividends declared	—	—	—	—	—	—	(1,380)	(1,380)

Balance at March 31, 2009	$36,172	$127	$878	$(72,638)	$140,511	$(2,084)	$127,642	$230,608

See Accompanying Notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$1,506	$3,408
Items not requiring (providing) cash
Provision for loan losses	6,889	2,746
Depreciation	881	953
Amortization of mortgage servicing rights, net of impairment recoveries	105	788
Amortization of core deposit and other intangible assets	438	391
Net amortization of premiums and discounts on loans and deposits	200	464
Amortization of premiums and discounts on securities	100	(47)
Change in deferred taxes	(492)	(590)
Proceeds from the sale of loans held for sale	56,329	137,520
Originations of loans held for sale	(57,606)	(148,469)
Gain from sale of loans	(1,201)	(2,868)
OTTI losses on investment securities	70	672
Gain from sale or call of securities	(6)	—
Loss on sale or write-down of real estate and other assets held for sale	557	302
Stock option expense	52	64
Income from bank owned life insurance	(212)	(59)
Gain on life insurance	(268)	—
Changes in:
Accrued interest receivable	(554)	(711)
Other assets	(793)	(773)
Other liabilities	4,118	1,246

Net cash provided by (used in) operating activities	10,113	(4,963)

Investing Activities
Proceeds from maturities of held-to-maturity securities	33	33
Proceeds from maturities and pay-downs of available-for-sale securities	6,358	3,300
Proceeds from sale of real estate and other assets held for sale	1,739	593
Proceeds from the sale of available-for-sale securities	28	—
Proceeds from sale of non-mortgage loans	2,973	1,764
Purchases of available-for-sale securities	(14,810)	(9,260)
Proceeds from bank owned life insurance	729	—
Purchases of premises and equipment, net	(114)	(557)
Net decrease in loans receivable	31,287	25,720

Net cash provided by investing activities	28,223	21,593

Financing Activities
Net increase in deposits and advance payments by borrowers	19,194	70,212
Repayment of Federal Home Loan Bank long-term advances	(20,010)	(10)
Net increase (decrease) in Federal Home Loan Bank short-term advances	—	(9,100)
Increase (decrease) in securities sold under repurchase agreements	(3,515)	(10,570)
Cash dividends paid on common stock	—	(1,380)
Cash dividends paid on preferred stock	(463)	(361)

Net cash provided by (used in) financing activities	(4,794)	48,791

Increase (decrease) in cash and cash equivalents	33,542	65,421
Cash and cash equivalents at beginning of period	121,116	46,152

Cash and cash equivalents at end of period	$154,658	$111,573

Supplemental cash flow information:
Interest paid	$7,183	$8,994

Income taxes paid	$—	$1,500

Transfers from loans to other real estate owned and other assets held for sale	$3,059	$1,734

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at March 31, 2010 and 2009)

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

The consolidated condensed statement of financial condition at December 31, 2009 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

Adoption of New Accounting Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this guidance on January 1, 2010 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The Company adopted these provisions of the ASU in preparing the Company’s financial statements for the period ended March 31, 2010. The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s financial statements of income and condition. See Note 4 for the disclosures required by this ASU.

This ASU also requires Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s financial statements of income and condition.

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss) (“OCI”). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in other comprehensive income (loss) are reported net of tax. Following is a summary of other comprehensive income (loss) for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net income	$1,506	$3,408
Change in securities available-for-sale (AFS):
Unrealized gains (losses) on securities AFS for which other-than-temporary impairment losses have been recognized in income	(29)	(846)
Other-than-temporary impairment losses on securities AFS realized in income	70	672

Net unrealized gains (losses)	41	(174)
Unrealized holding gains (losses) on securities AFS arising during the period	695	(103)
Reclassification adjustment for (gains) losses realized in income	(6)	—

Net unrealized gains (losses)	689	(103)

Income tax effect	(256)	97

Other comprehensive income (loss)	474	(180)

Comprehensive income	$1,980	$3,228

The following table summarizes the changes within each classification of accumulated comprehensive income for the three months ended March 31, 2010 and 2009:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2009	$468	$(626)	$(158)
Other comprehensive income (loss), net	474	—	474

Balance at March 31, 2010	$942	$(626)	$316

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2008	$(1,100)	$(804)	$(1,904)
Other comprehensive income (loss), net	(180)	—	(180)

Balance at March 31, 2009	$(1,280)	$(804)	$(2,084)

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

•

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by a correlation or other means.

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service which uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. Based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks. The Company used an independent third party which is described further in Note 8.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$15,222	$—	$15,222
Mortgage-backed – residential	—	33,165	—	33,165
REMICs	—	3,792	—	3,792
Collateralized mortgage obligations	—	46,681	—	46,681
Trust preferred stock	—	—	1,579	1,579
Preferred stock	102	—	—	102
Obligations of state and political subdivisions	—	45,907	— —	45,907 -
Mortgage banking derivative – asset	—	474	—	474
Mortgage banking derivative – liability	—	—	—	—

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$14,251	$—	$14,251
Mortgage-backed – residential	—	31,504	—	31,504
REMICs	—	3,923	—	3,923
Collateralized mortgage obligations	—	41,371	—	41,371
Trust preferred stock	—	—	1,589	1,589
Preferred stock	87	—	—	87
Obligations of state and political subdivisions	—	44,733	—	44,733
Mortgage banking derivative – asset	—	380	—	380
Mortgage banking derivative – liability	—	—	—	—

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and March 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2010	$1,588
Total gains or losses (realized/unrealized)
Included in earnings	(70)
Included in other comprehensive income (presented gross of taxes)	82
Purchases, issuances, and settlements	4
Sales	(25)
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2010	$1,579

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2009	$3,873
Total gains or losses (realized/unrealized)
Included in earnings	(672)
Included in other comprehensive income (presented gross of taxes)	(824)
Purchases, issuances, and settlements	(6)
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2009	$2,371

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$33,057	$33,057
Mortgage servicing rights	—	9,283	—	9,283
Real estate held for sale	—	—	1,865	1,865

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$28,336	$28,336
Mortgage servicing rights	—	8,958	—	8,958
Real estate held for sale	—	—	935	935

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $33,057,000, with a valuation allowance of $15,321,000 at March 31, 2010. A provision expense of $5,891,000 for the three months ended March 31, 2010 was included in earnings.

Mortgage servicing rights which are carried at lower of cost or fair value had a fair value of $9,283,000 at March 31, 2010, resulting in a valuation allowance of $1,157,000. A recovery of $321,000 for the three months ended March 31, 2010 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $421,000 for the three months ended March 31, 2010 which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2010 and December 31, 2009. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The carrying amount of cash and cash equivalents, term notes payable and advance payments by borrowers for taxes and insurance, as a result of their short-term nature, is considered to be equal to fair value.

Fair value for available for sale securities is as previously described. For investment securities held to maturity, fair value has been based on current market quotations. If market prices are not available, fair value has been estimated based upon the quoted price of similar instruments.

It was not practicable to determine the fair value of the Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability.

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

The carrying value of subordinated debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2010.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Values	Value	Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$154,658	$154,658	$121,116	$121,116
Investment securities	148,335	148,368	139,378	139,416
Federal Home Loan Bank Stock	21,376	N/A	21,376	N/A
Loans, net, including loans held for sale	1,549,979	1,549,137	1,590,921	1,586,101
Mortgage banking derivative asset	474	474	380	380
Accrued interest receivable	7,405	7,405	6,851	6,851

	1,882,227	$1,860,042	1,880,022	$1,853,864

Other assets	176,548		177,501

Total assets	$2,058,775		$2,057,523

Liabilities and stockholders’ equity:
Deposits	$1,599,584	$1,606,288	$1,580,226	$1,586,466
Advances from Federal Home Loan Bank	126,917	132,602	146,927	152,643
Securities sold under repurchase agreements	44,883	44,883	48,398	48,398
Subordinated debentures	36,083	31,805	36,083	32,057
Accrued interest payable	1,095	1,095	1,234	1,234
Advance payments by borrowers for taxes and insurance	397	397	665	665

	1,808,959	$1,817,070	1,813,533	$1,821,463

Other liabilities	14,161		9,904

Total liabilities	1,823,120		1,823,437
Stockholders’ equity	235,655		234,086

Total liabilities and stockholders’ equity	$2,058,775		$2,057,523

5. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees and has reserved 1,727,485 shares of common stock for issuance under the plans. A total of 1,467,204 shares are reserved for employees and 260,281 shares are reserved for directors. As of March 31, 2010, 439,650 options (417,650 for employees and 22,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s five most-highly compensated employees, which vest 40% in 2011 and then 20% annually, subject to certain other limitations. There are 13,150 options granted under the 1996 plan of which 13,100 are fully vested and currently exercisable, 175,400 options granted under the 2001 plan of which 168,650 are fully vested and currently exercisable and 251,100 options granted under the 2005 plan of which 78,100 are fully vested and currently exercisable. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during the three months ended March 31, 2010 or 2009.

Following is activity under the plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	467,500	$19.41
Forfeited or cancelled	(27,850)	21.33
Exercised	—	—
Granted	—	—

Options outstanding, end of period	439,650	$19.29	5.52	$49,000

Vested or expected to vest at period end	439,650	$19.29	5.52	$49,000

Exercisable at period end	259,850	$20.66	3.81	$—

As of March 31, 2010, there was $359,000 of total unrecognized compensation costs related to unvested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 2.75 years.

6. Dividends on Common Stock

No common stock dividends were declared by First Defiance in the first quarter of 2010. A quarterly cash dividend of $.17 per common share was declared for the first quarter of 2009.

As a result of its participation in the U.S. Department of the Treasury Troubled Assets Relief Program Capital Purchase Program (“CPP”), First Defiance is prohibited without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party. Further, First Defiance has agreed with its primary regulator to obtain approval of cash dividends prior to declaration.

7. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended March 31,
	2010	2009
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$1,003	$2,907
Denominator:
Denominator for basic earnings per common share – weighted average common shares	8,117	8,117
Effect of warrants	25	—
Effect of employee stock options	—	—

Denominator for diluted earnings per common share share	8,142	8,117

Basic earnings per common share	$0.12	$0.36

Diluted earnings per common share	$0.12	$0.36

There were 439,650 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three months ended March 31, 2010. Shares under option of 437,550 and the 550,595 shares issuable related to warrants granted under the CPP were excluded from the diluted earnings per common share calculations as they were anti-dilutive for the three months ended March 31, 2009.

8. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2010
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$15,014	$208	$—	$15,222
Mortgage-backed securities – residential	31,870	1,321	(26)	33,165
REMICs	3,597	195	—	3,792
Collateralized mortgage obligations	45,536	1,201	(56)	46,681
Trust preferred securities and preferred stock	4,031	—	(2,350)	1,681
Obligations of state and political subdivisions	44,950	1,164	(207)	45,907

Totals	$144,998	$4,089	$(2,639)	$146,448

Held-to-Maturity Securities*:
FHLMC certificates	$104	$7	$—	$111
FNMA certificates	292	6	—	298
GNMA certificates	101	3	—	104
Obligations of state and political subdivisions	1,390	17	—	1,407

Totals	$1,887	$33	$—	$1,920

At December 31, 2009
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$14,038	$252	$(39)	$14,251
Mortgage-backed securities – residential	30,341	1,194	(31)	31,504
REMICs	3,718	205	—	3,923
Collateralized mortgage obligations	40,878	824	(331)	41,371
Trust preferred securities and preferred stock	4,122	—	(2,446)	1,676
Obligations of state and political subdivisions	43,640	1,251	(158)	44,733

Totals	$136,737	$3,726	$(3,005)	$137,458

Held-to-Maturity Securities*:
FHLMC certificates	$119	$7	$—	$126
FNMA certificates	304	9	—	313
GNMA certificates	107	3	—	110
Obligations of state and political subdivisions	1,390	19	—	1,409

Totals	$1,920	$38	$—	$1,958

*	FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of securities at March 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and real estate mortgage investment conduits (“REMICs”), which are not due at a single maturity date, have not been allocated over the maturity groupings. The MBS, CMO and REMIC securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$3,069	$3,117	$960	$963
Due after one year through five years	10,491	10,687	120	134
Due after five years through ten years	9,765	10,057	310	310
Due after ten years	40,670	38,949	—	—
MBS/CMO/REMIC	81,003	83,638	497	513

	$144,998	$146,448	$1,887	$1,920

Investment securities with a carrying amount of $119.1 million at March 31, 2010 were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances.

As of March 31, 2010, the Company’s investment portfolio consisted of 292 securities, 34 of which were in an unrealized loss position.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at March 31, 2010:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At March 31, 2010
Available-for-sale securities:
Mortgage-backed -residential	$3,908	$(26)	$—	$—	$3,908	$(26)
Collateralized mortgage obligations and REMICs	3,972	(27)	562	(29)	4,534	(56)
Trust preferred stock and preferred stock	—	—	1,681	(2,350)	1,681	(2,350)
Obligations of state and political subdivisions	4,452	(74)	1,152	(133)	5,604	(207)

Total temporarily impaired securities	$12,332	$(127)	$3,395	$(2,512)	$15,727	$(2,639)

With the exception of Trust Preferred Securities, the above securities all have fixed interest rates, and all securities have defined maturities. Their fair value is sensitive to movements in market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position and it is not more than likely that the Company will be required to sell the investments before anticipated recovery.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment portfolio is evaluated for OTTI by segregating the portfolio into two general segments. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC Topic 320. Certain collateralized debt obligations are evaluated for OTTI under FASB ASC Topic 325, Investment – Other.

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

The Company held nine CDOs at March 31, 2010. Four of those CDOs were written down in full prior to January 1, 2010. The remaining five CDOs have a total amortized cost of $3.9 million at March 31, 2010. Of these, two, with a total amortized cost of $948,000, were identified as OTTI in prior periods and a third, with an amortized cost of $943,000, was identified as OTTI during the first quarter of 2010. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be other-than-temporarily impaired. The Company held three additional CDOs at December 31, 2009 with a total amortized cost of $25,000. These CDOs were classified as held for sale at December 31, 2009 and were sold during the first quarter of 2010.

Management’s analysis for the first three months of 2010 deemed that OTTI write-downs were necessary on two CDOs. In the first quarter of 2010, the Company recorded OTTI write-downs of $(70,000) compared to $(672,000) for the same period in 2009.

As required under FASB ASC Topic 320, beginning January 1, 2009, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.

Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company’s CDOs are classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

The Company’s CDO valuations were supported by analysis prepared by an independent third party and supported by management’s analyses. Their approach to determining fair value involved several steps: 1) detailed credit and structural evaluation of each piece of collateral in the CDO; 2) collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities) and 3) discounted cash flow modeling.

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

The following table details the seven securities with OTTI, their lowest credit rating at March 31, 2010 and the related credit losses recognized in earnings for the three month period ended March 31, 2010 (In Thousands):

	Preferred Term VI	TPREF Funding II	Alesco VIII	Preferred Term Security XXVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX

	Rated Caa1	Rated Caa3	Rated Ca	Rated Ca	Rated Ca	Not Rated	Not Rated	Total
Cumulative OTTI related to credit loss at January 1, 2010	$17	$243	$1,000	$—	$857	$453	$465	$3,035

Addition – Qtr 1	48	—	—	22	—	—	—	70

Cumulative OTTI related to credit loss at March 31, 2010	$65	$243	$1,000	$22	$857	$453	$465	$3,105

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2010	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral

Preferred Term VI	Mezz	$196	$116	$(80)	$(48)	Caa1	5	71.57%	—%	—%

TPREF Funding II	B	751	295	(456)	—	Caa3	20	33.31%	24.99%	—

I-Preferred Term Sec I	B-1	1,000	519	(481)	—	B+	16	9.04%	20.57%	21.66%

Dekania II CDO	C-1	989	489	(500)	—	BB+	36	—	16.17%	28.71%

Preferred Term Sec XXVII	C-1	943	160	(783)	(22)	Ca	36	23.54%	23.63%	—

Total		$3,879	$1,579	$(2,300)	$(70)

The following table provides additional information related to the five CDO investments for which a balance remains as of March 31, 2010 (dollars in thousands):

The increase in OTTI in the first quarter of 2010 was the result of deterioration in the performance of the underlying collateral. Specifically, depreciation was driven by both realized credit events (i.e. defaults and deferrals) and weakening credit fundamentals in some of the performing collateral, which led to an increased probability of default going forward. On a positive note, the Company’s assumed average lifetime default rate declined from 36.1% at the end of the fourth quarter 2009 to a rate of 35.4% at the end of the first quarter 2010.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the period ended March 31, 2010 (in thousands):

Beginning balance, January 1, 2010	$2,521
Additions for amounts related to credit loss for which an other- than-temporary impairment was not previously recognized	22
Reductions for amounts realized for securities sold during the period	(2,262)
Reductions for amounts related to securities for which the Company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	48

Ending balance, March 31, 2010	$329

Sales and write-downs of available for sale securities were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Proceeds	$28	$—
Gross realized gains	3	—
Gross realized losses	—	—

The Company also recognized gross gains of $3,000 and $0 on calls during the three months ended March 31, 2010 and 2009, respectively.

9. Loans

Loans receivable consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Real Estate:
Secured by single family residential	$222,099	$227,592
Secured by multi-family residential	99,217	103,169
Secured by non-residential real estate	698,232	703,721
Construction	46,369	48,625

	1,065,917	1,083,107
Other Loans:
Commercial	352,923	379,408
Automobile	19,879	21,661
Home equity and improvement	144,826	147,977
Other	11,839	12,444

	529,467	561,490

Total loans	1,595,384	1,644,597
Deduct:
Undisbursed loan funds	(17,794)	(26,494)
Net deferred loan origination fees and costs	(988)	(981)
Allowance for loan loss	(38,980)	(36,547)

Totals	$1,537,622	$1,580,575

Changes in the allowance for loan losses were as follows (in thousands):

	Three Months ended March 31,
	2010	2009
Balance at beginning of period	$36,547	$24,592
Provision for loan losses	6,889	2,746
Charge-offs:
Residential	326	148
Commercial real estate	3,191	669
Commercial	735	702
Home equity and improvement	399	130
Consumer finance	25	123

Total charge-offs	4,676	1,772
Recoveries	220	128

Net charge-offs	4,456	1,644

Ending allowance	$38,980	$25,694

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	March 31, 2010	December 31, 2009
	(in thousands)
Non-accrual loans	$33,567	$41,191
Loans over 90 days past due and still accruing	—	—
Troubled debt restructuring, still accruing	7,023	6,715

Total non-performing loans	40,590	$47,906
Real estate and other assets held for sale	12,768	13,527

Total non-performing assets	$53,358	$61,433

Impaired loans were as follows as of March 31, 2010 (in thousands):

Period-end impaired loans with no allowance for loan losses allocated	$16,998
Period-end impaired loans with allowance for loan losses allocated	48,378

Total	$65,376
Amount of the allowance allocated to impaired loans	$15,321

Impaired loans were as follows as of December 31, 2009 (in thousands):

Period-end impaired loans with no allowance for loan losses allocated	$18,239
Period-end impaired loans with allowance for loan losses allocated	40,585

Total	$58,824
Amount of the allowance allocated to impaired loans	$12,249

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Average of impaired loans during the period	$61,976	$27,792
Interest income recognized during the period	536	183
Cash-basis interest income recognized	452	149

The Company has no outstanding commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

10. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Gain from sale of mortgage loans	$1,164	$2,813
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	748	689
Amortization of mortgage servicing rights	(426)	(957)
Mortgage servicing rights valuation adjustments	321	169

	643	(99)

Net revenue from sale and servicing of mortgage loans	$1,807	$2,714

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.2 billion for March 31, 2010 and $1.1 billion for March 31, 2009.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
	(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,436	$9,403
Loans sold, servicing retained	430	1,134
Amortization	(426)	(957)

Carrying value before valuation allowance at end of period	10,440	9,580

Valuation allowance:
Balance at beginning of period	(1,478)	(2,792)
Impairment recovery (charges)	321	169

Balance at end of period	(1,157)	(2,623)

Net carrying value of MSRs at end of period	$9,283	$6,957

Fair value of MSRs at end of period	$9,283	$6,957

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

11. Deposits

A summary of deposit balances is as follows (in thousands):

	March 31, 2010	December 31, 2009
Non-interest-bearing checking accounts	$187,231	$189,132
Interest-bearing checking and money market accounts	525,311	499,575
Savings accounts	138,364	130,156
Retail certificates of deposit less than $100,000	539,313	550,710
Retail certificates of deposit greater than $100,000	161,071	163,300
Brokered or national certificates of deposit	48,294	47,353

	$1,599,584	$1,580,226

12. Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
FHLB Advances:
Overnight borrowings	$—	$—
Single maturity fixed rate advances	35,000	35,000
Single maturity LIBOR based advances	—	20,000
Putable advances	64,000	64,000
Strike-rate advances	27,000	27,000
Amortizable mortgage advances	917	927

Total	$126,917	$146,927

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $14.0 million of the putable advances with a weighted average rate of 2.69% are not yet callable by the FHLB. The call dates for these advances range from April 14, 2010 to February 11, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $50.0 million of putable advances with a weighted average rate of 5.01%. The maturity dates of these advances range from September 1, 2010 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at March 31, 2010 was 0.29%. The weighted average rate of the strike-rate advances is 4.18% and the maturity dates range from March 8, 2011 to February 25, 2013.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.67% and 1.63% on March 31, 2010 and December 31, 2009 respectively.

The Trust Preferred Securities issued by Trust Affiliates I and II are subject to mandatory redemption, in whole or part, upon repayment of the Subordinated Debentures. The Company has entered into agreements that fully and unconditionally guarantee the Trust Preferred Securities subject to the terms of the guarantees. The Trust Preferred Securities and Subordinated Debentures issued by Trust Affiliate I mature on December 15, 2035 but may be redeemed by the issuer at par after October 28, 2010. The Trust Preferred Securities issued by Trust Affiliate II mature on June 15, 2037, but may be redeemed at the Company’s option at any time on or after June 15, 2012, or at any time upon certain events. Due to the Company’s participation in the CPP, permission must be obtained from the U.S. Treasury in order to call these securities.

Interest on both issues of trust preferred securities may be deferred for a period of up to five years at the option of the issuer.

13. Commitments, Guarantees and Contingent Liabilities

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$31,566	$71,383	$29,206	$64,243
Unused lines of credit	35,269	214,238	36,772	195,692
Standby letters of credit	283	22,090	263	21,036

Total	$67,118	$307,711	$66,241	$280,971

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $22.8 million and $23.8 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at March 31, 2010 and December 31, 2009, respectively.

14. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2006. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

15. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $15.4 million and $18.7 million of interest rate lock commitments at March 31, 2010 and December 31, 2009, respectively. There were $22.8 million and $23.8 million of forward commitments for the future delivery of residential mortgage loans at March 31, 2010 and December 31, 2009, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	March 31, 2010			December 31, 2009
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$474	$—	$474	$380	$—	$380

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$94	$288

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General - First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services through 33 full-service branches in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s offices in Defiance and Bowling Green, Ohio while investment and annuity products are sold through registered investment representatives located at certain First Federal banking center locations.

Business Strategy - First Defiance’s primary objective is to be a high performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Bank with the people you know and trust” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary segments of First Defiance’s business strategy is commercial banking, consumer banking, including the origination and sale of single family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization. Management remains concerned about increases in interest rates, inflation, and the unintended consequences of increased government intervention. In 2010, management intends to continue to focus on asset quality, core deposit growth, expense control as well as other opportunities to further service our customers.

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of First Federal’s success. First Federal provides primarily commercial real estate and commercial business loans with an emphasis on owner occupied commercial real estate and commercial business lending with a focus on the deposit balances that accompany these relationships. First Federal’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. First Federal’s focus is also on securing multiple guarantors in addition to collateral were possible. These customers require First Federal to have a high degree of knowledge and understanding of their business in order to provide them with solutions to their financial needs. First Federal’s Customer First philosophy and culture complements this need of its clients. First Federal believes this personal service model differentiates First Federal from its competitors, particularly the larger regional institutions. First Federal offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. First Federal also believes that the small business customer is a strong market for First Federal. First Federal participates in many of the Small Business Administration lending programs. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

Consumer Banking - First Federal offers customers a full range of deposit and investment products including demand, NOW, money market, certificates of deposits, CDARS and savings accounts. First Federal offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, installment loans and education loans. First Federal also offers online banking services, which include online bill pay along with debit cards.

Fee Income Development - Generation of fee income and the diversification of revenue sources are accomplished through the mortgage banking operation, insurance subsidiary and the wealth management department as First Defiance seeks to reduce reliance on retail transaction fee income.

Deposit Growth - First Federal’s focus has been to grow core deposits with an emphasis on total relationship banking with both our retail and commercial customers. First Federal has initiated a pricing strategy that considers the whole relationship of the customer. First Federal will continue to focus on increasing its market share in the communities it serves by providing quality products with extraordinary customer service, business development strategies and branch expansion. First Federal will look to grow its footprint in areas believed to further compliment its overall market share and compliment its strategy of being a high performing community bank.

Asset Quality - Maintaining a strong credit culture is of the utmost importance to First Federal. First Federal has maintained a strong credit approval and review process that has allowed the Company to maintain a credit quality standard that balances the return with the risks of industry concentrations and loan types. First Federal is primarily a collateral lender with an emphasis on cash flow performance, while obtaining additional support from personal guarantees and secondary sources of repayment. First Federal has directed its attention on loan types and markets that it knows well and in which it has historically been successful in. First Federal strives to have loan relationships that are well diversified in both size and industry, and monitor the overall trends in the portfolio to maintain its industry and loan type concentration targets. First Federal maintains a problem loan remediation process that focuses on detection and resolution. First Federal maintains a strong process of internal control that subjects the loan portfolio to periodic internal reviews as well as independent third party loan review.

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas, including FDIC-assisted transactions. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired institutions in the past with the most recent acquisition completed in 2008. First

Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well and has been competing in for a long period of time.

Investments - First Defiance invests in U.S. Treasury and federal government agency obligations, obligations of municipal and other political subdivisions, mortgage-backed securities which are issued by federal agencies, corporate bonds, and collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB ASC Topic 320.

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $1.9 million at March 31, 2010. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $146.4 million at March 31, 2010. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($15.2 million), certain municipal obligations ($45.9 million), CMOs and REMICs ($50.4 million), mortgage backed securities ($33.2 million) and trust preferred and preferred stock ($1.7 million).

In accordance with ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

Lending - In order to properly assess the collateral dependent loans included in its loan portfolio, the Company has established policies regarding the monitoring of the collateral underlying such loans. The Company requires an appraisal that is less than one year old for all new collateral dependent real estate loans, and all renewed collateral dependent real estate loans where new money is extended. The appraisal process is handled by the Credit Department, which selects the appraiser and orders the appraisal. First Defiance’s loan policy prohibits the account officer from talking or communicating with the appraiser to insure that the appraiser is not influenced by the account officer in any way in making their determination of value.

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

As stated above, once a collateral dependent loan is identified as non-performing, First Federal generally gets an appraisal. Troubled debt restructured collateral dependent loans receive an appraisal as part of the restructure credit decision.

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

For loans where First Federal determines that an updated appraisal is not necessary, other means are used to verify the value of the real state, such as recent sales of similar properties on which First Federal had loans as well as calls to appraisers, brokers, realtors, and investors. First Federal monitors and tracks its reserves quarterly to determine accuracy. Based on these results, changes may occur in specific reserves assigned. The recent analysis indicates that First Federal is within its target range of the ultimate losses on liquidated loans being on average within 10% of the specific reserves established for these loans.

Loan modifications constitute a troubled debt restructuring if First Federal, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. For loans that are considered troubled debt restructurings, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or, as a practical expedient, it may measure impairment based on the observable market price of the loan or the fair value of the collateral even though troubled debt restructurings are not expected to be deemed collateral dependent. The difference between the carrying value and fair value of the loan is recorded as a valuation allowance.

Earnings - The profitability of First Defiance is primarily dependent on its net interest income and non-interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits, FHLB advances, and other borrowings. The Company’s non-interest income is mainly derived from service fees and other charges, mortgage banking income, and insurance commissions. First Defiance’s earnings also depend on the provision for loan losses and non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

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

First Defiance was approved by the U.S. Treasury to participate in the CPP and on December 5, 2008, First Defiance issued $37.0 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (“Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to First Defiance’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years.

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

Changes in Financial Condition

At March 31, 2010, First Defiance’s total assets, deposits and stockholders’ equity amounted to $2.06 billion, $1.60 billion and $235.7 million, respectively, compared to $2.06 billion, $1.58 billion and $234.1 million, respectively, at December 31, 2009.

Net loans receivable (excluding loans held for sale) declined $43.0 million to $1.54 billion from $1.58 billion at December 31, 2009. The variances in loans receivable between March 31, 2010 and December 31, 2009 include decreases in commercial real estate loans (down $9.4 million), commercial loans (down $26.5 million), home equity and improvement loans (down $3.2 million), construction loans (down $2.3 million), consumer loans (down $2.4 million) and one to four family residential real estate (down $5.5 million).

The investment securities portfolio increased $9.0 million to $148.3 million at March 31, 2010 from $139.4 million at December 31, 2009. The increase is the result of $14.8 million of securities being purchased during the first three months of 2010 partially offset by $2.3 million of securities being matured or called in the period, principal pay downs of $4.1 million in CMOs and mortgage-backed securities, and $22,000 of securities being sold. There was an unrealized gain in the investment portfolio of $1.5 million at March 31, 2010 compared to an unrealized gain of $721,000 at December 31, 2009.

Deposits increased from $1.58 billion at December 31, 2009 to $1.60 billion as of March 31, 2010. Of the $19.4 million increase, interest-bearing demand deposits and money market accounts increased $25.7 million to $525.3 million, savings accounts increased $8.2 million to $138.4 million and broker/national certificates of deposit increased $941,000 to $48.3 million. These increases were partially offset by a decline in retail time deposits of $13.6 million to $700.4 million and non-interest-bearing demand deposits decreased $1.9 million to $187.2 million.

FHLB advances decreased $20.0 million to $126.9 million at March 31, 2010 from $146.9 million at December 31, 2009. The decrease is the result of paying off a $20.0 million LIBOR advance in the first quarter of 2010.

Stockholders’ equity increased from $234.1 million at December 31, 2009 to $235.7 million at March 31, 2010. The increase is primarily the result of recording net income of $1.5 million and a $474,000 unrealized gain on available-for-sale securities partially offset by $463,000 of accrued dividends on preferred stock.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. The table reports interest income from tax-exempt loans and investment on a tax-equivalent basis. All average balances are based upon daily balances (dollars in thousands).

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,560,405	$22,436	5.83%	$1,596,592	$23,405	5.95%
Securities	141,646	1,711	4.96	119,314	1,721	5.78
Interest-earning deposits	108,440	61	0.23	44,737	14	0.13
FHLB stock and other	21,376	219	4.15	21,376	239	4.53

Total interest-earning assets	1,831,867	24,427	5.41	1,782,019	25,379	5.77
Non-interest-earning assets	216,639			202,966

Total assets	$2,048,506			$1,984,985

Interest-bearing liabilities:
Deposits	$1,391,945	$5,398	1.57%	$1,348,178	$7,183	2.16%
FHLB advances	141,759	1,218	3.48	147,091	1,319	3.64
Subordinated debentures	36,229	323	3.62	36,251	426	4.77
Notes payable	44,280	105	0.96	39,532	157	1.61

Total interest-bearing liabilities	1,614,213	7,044	1.77	1,571,052	9,085	2.35
Non-interest bearing deposits	184,195	—		165,881	—

Total including non-interest bearing demand deposits	1,798,408	7,044	1.59	1,736,933	9,085	2.12
Other non-interest-bearing liabilities	14,606			17,953

Total liabilities	1,813,014			1,754,886
Stockholders’ equity	235,492			230,099

Total liabilities and stock-holders’ equity	$2,048,506			$1,984,985

Net interest income; interest rate spread		$17,383	3.64%		$16,294	3.42%

Net interest margin (3)			3.85%			3.71%

Average interest-earning assets to average interest-bearing liabilities			113%			113%

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

Results of Operations

Three Months Ended March 31, 2010 and 2009

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2010 was $1.5 million compared to net income of $3.4 million for the comparable period in 2009. Net income applicable to common shares was $1.0 million for the first quarter of 2010 compared to $2.9 million for the comparable period in 2009. On a per share basis, basic and diluted earnings per common share for the three months ended March 31, 2010 were both $0.12, compared to basic and diluted earnings per common share of $0.36 for the quarter ended March 31, 2009.

Net Interest Income.

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

As demand for new lending opportunities remained soft in 2009 and into 2010, the Company invested some of its liquidity into investment securities.

Net interest income was $17.1 million for the quarter ended March 31, 2010 compared to $16.0 million for the same period in 2009. The tax-equivalent net interest margin was 3.85% for the quarter ended March 31, 2010 compared to 3.71% for the same period in 2009. The increase in margin between the 2009 and 2010 first quarters is due to a widening of the interest rate spread, which increased to 3.64% for the quarter ended March 31, 2010 compared to 3.42% for the same period in 2009. The increase in spread between the 2009 and 2010 first quarters occurred due to interest-earning asset yields decreasing by 36 basis points (to 5.41% in the first quarter of 2010 from 5.77% in the same period in 2009) which was more than offset by the cost of interest bearing liabilities between the two periods decreasing by 58 basis points (to 1.77% in the first quarter of 2010 from 2.35% in the same period in 2009).

Total interest income decreased by $993,000 or 4.0% to $24.1 million for the quarter ended March 31, 2010 from $25.1 million for the same period in 2009. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 12 basis points to 5.83% at March 31, 2010. Interest income from loans decreased to $22.4 million for the quarter ended March 31, 2010 compared to $23.4 million for the same period in 2009 which represents a decline of 4.2%.

Interest expense decreased by $2.0 million in the first quarter of 2010 compared to the same period in 2009, to $7.0 million from $9.1 million. This decrease was due to a 58 basis point decline in the average cost of interest-bearing liabilities in the first quarter of 2010 which more than offset the $43.2 million increase in the average balance of those liabilities in the first quarter of 2010. Interest expense related to interest-bearing deposits was $5.4 million in the first quarter of 2010 compared to $7.2 million for the same period in 2009. Expenses on FHLB advances and notes payable were $1.2 million and $105,000 respectively in the first quarter of 2010 compared to $1.3 million and $157,000 respectively for the same period in 2009. Interest expense recognized by the Company related to subordinated debentures was $323,000 in the first quarter of 2009 compared to $426,000 for the same period in 2009.

Provision for Loan Losses.

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

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the company sets aside reserves based on the analysis of individual credits. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to adsorb loans losses is approximate. Table 3 below presents the allocation of the specific and general components of the allowance by signification loan types.

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

The stratification of the loan portfolio resulted in a quantitative general allowance of $11.6 million at March 31, 2010 compared to $10.5 million at December 31, 2009. The increase in the quantitative allowance was due to the increase in the historical loss factors relating to commercial and commercial real estate loans.

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

The qualitative analysis at March 31, 2010 indicated a general reserve of $7.9 million compared with $8.7 million at December 31, 2009. Management believes that the overall economy and operating environment has stabilized in our markets but still stresses that high unemployment and declining real estate values in the Midwest remain a concern. Out of the fifteen counties that represent the footprint of the Company, only one county in Michigan, Hillsdale, has seen an improvement in its unemployment rate in 2010 from December 2009. The following are the unemployment rates for February 2010 and December 2009. The unemployment rates in February 2010 for the following counties in Ohio were; Allen 12.5%, Defiance 14.4%, Fulton 15.7%, Hancock 10.5%, Henry 15.9%, Lucas 13.0%, Ottawa 19.1%, Paulding 13.8%, Putnam 12.6%, Seneca 13.9%, Williams 16.1% and Wood 11.8%, compared to December 2009 in Allen 11.6%, Defiance 12.8%, Fulton 14.3%, Hancock 9.6%, Henry 13.9%, Lucas 12.3%, Ottawa 17.3%, Paulding 12.7%, Putnam 11.0%, Seneca 13.0%, Williams 14.9% and Wood 11.1%. The Company operates in two counties in Michigan, Hillsdale and Lenawee. The unemployment rate in Hillsdale county was 17.9% in February 2010 compared to 18.2% in December 2009 and the unemployment rate in Lenawee county was 16.9% in February 2010 compared to 16.6% in December 2009. The Company operates in one county in Indiana, Allen, which had an unemployment rate of 11.0% in March 2010 compared to 10.0% in December 2009. February 2010 was the latest census information available for Ohio and Michigan.

As a result of the quantitative and qualitative analyses, the Company’s provision for loan losses for the first quarter of 2010 was $6.9 million, compared to $2.7 million for the same period in 2009. The allowance for loan losses was $39.0 million and $36.5 million and represented 2.47% and 2.26% of loans, net of undisbursed loan funds and deferred fees and costs, as of March 31,

2010 and December 31, 2009, respectively. That increase was mainly the result of the deterioration of economic conditions that continued throughout 2009 and into 2010, that started in 2008 that posed many challenges for the banking industry. Real estate values have declined and some collateral dependent loans no longer have enough collateral value to support the outstanding balance. Management has expanded its credit monitoring functions even further beyond its traditionally strong focus. Additional asset review functions and more delinquent loan reporting requirements have been added to assist in this monitoring. Management will continually review credit concentrations by industry and has placed lower limits on lending within certain types of loan categories. Management has also segmented the commercial real estate portfolio to track the general performance of these segments to further refine the predictive process of identifying potential problem loans. The provision was offset by charge offs of $4.3 million against specific reserves and $391,000 against general reserves and recoveries of $220,000 resulting in an increase to the overall allowance for loan loss of $2.4 million from December 31, 2009. In management’s opinion, the overall allowance for loan losses of $39.0 million as of March 31, 2010 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the first quarter of 2010, First Defiance recorded OREO write-downs that totaled $421,000 compared to write-downs of $289,000 for the same period in 2009. These write-downs are primarily due to decreasing the liquidation values in order to spur interest in our market areas to sell these properties. These amounts are included in other non-interest expense. Management believes that the values recorded at March 31, 2010 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $126.7 million at March 31, 2010, compared to $128.9 million at December 31, 2009. At March 31, 2010, a total of $53.0 million of loans are classified as substandard for which a specific reserve is required. A total of $71.0 million in additional credits were classified as substandard at March 31, 2010 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also has classified $2.7 million of loans doubtful at March 31, 2010. By contrast, at December 31, 2009, a total of $46.3 million of loans were classified as substandard for which a specific reserve is required. A total of $78.0 million in additional credits were classified as substandard at December 31, 2009 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also had classified $4.6 million of loans doubtful at December 31, 2009.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 96.03% at March 31, 2010 compared with 76.29% at December 31, 2009. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at March 31, 2010 are appropriate.

At March 31, 2010, First Defiance had total non-performing assets of $53.4 million, compared to $61.4 million at December 31, 2009. Non-performing assets include loans that are 90 days past due, restructured loans and real estate and other assets held for sale. Non-performing assets at March 31, 2010 and December 31, 2009 by category were as follows:

Table 1 – Nonperforming Asset

	March 31, 2010	December 31, 2009
	(In thousands)
Non-performing loans:
Residential	$6,572	$5,349
Construction	175	675
Commercial real estate	18,241	24,042
Commercial	7,498	10,615
Consumer	59	59
Home Equity and improvement	1,022	451
Restructured loans, still accruing	7,023	6,715

Total non-performing loans	40,590	47,906
Real estate owned and repossessed assets	12,768	13,527

Total non-performing assets	$53,358	$61,433

The decrease in non-performing loans between December 31, 2009 and March 31, 2010 is primarily in commercial real estate and commercial loans. The combined balance of these types of non-performing loans was $8.9 million lower at March 31, 2010 compared to December 31, 2009.

Non-performing loans in the residential, commercial real estate and commercial loan categories represent 2.96%, 2.29% and 2.12% of the total loans in those categories respectively at March 31, 2010 compared to 2.35%, 2.98% and 2.80% respectively for the same categories at December 31, 2009. With the level of non-performing loans decreasing, quarter over quarter, management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the first quarter of 2010 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

Asset quality ratios for First Defiance were as follows at March 31, 2010 and December 31, 2009:

Table 2 – Nonperforming Asset Ratios

	March 31, 2010	December 31, 2009
Allowance for loans losses as a percentage of total loans*	2.47%	2.26%
Allowance for loan losses as a percentage of non-performing assets	73.05%	59.49%
Allowance for loan losses as a percentage of non-performing loans	96.03%	76.29%
Total non-performing assets as a percentage of total assets	2.59%	2.99%
Total non-performing loans as a percentage of total loans*	2.57%	2.96%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

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

The following table discloses charge-offs, recoveries and provision expense for the quarter ended March 31, 2010 by loan category ($ in thousands).

Table 3 – Charge-offs, Recoveries and Provision by Category

Quarter Ended March 31, 2010	Commercial Real Estate and Commercial Construction	Commercial	Consumer	Residential and Residential Construction	Home Equity and improvement	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$8,577	$4,825	$91	$3,513	$308	$17,314
Charge-Offs	(3,071)	(700)	(6)	(189)	(319)	(4,285)

Recoveries	—	—	—	—	—	—
Provisions	3,825	1,969	(17)	367	311	6,455

Ending Specific Allocations	$9,331	$6,094	$68	$3,691	$300	$19,484

Allowance for loans collectively evaluated
Beginning General Allocations	$10,299	$4,619	$424	$2,535	$1,356	$19,233
Charge-Offs	(120)	(35)	(19)	(137)	(80)	(391)
Recoveries	1	88	32	58	41	220
Provisions	413	(94)	(103)	93	125	434

Ending General Allocations	$10,593	$4,578	$334	$2,549	$1,442	$19,496

The following table details net charge-offs and nonaccrual loans by loan type. For the three months ended and as of March 31, 2010, commercial real estate, which represented 49.98% of total loans, accounted for 71.59% of net charge-offs and 54.34% of nonaccrual loans, and commercial loans, which represented 22.12% of total loans, accounted for 14.51% of net charge-offs and 22.34% of nonaccrual loans. For the three months ended and as of March 31, 2009, Commercial real estate, which represented 47.75% of total loans, accounted for 40.69% of net charge-offs and 62.60% of nonaccrual loans, and commercial loans, which represented 21.85% of total loans, accounted for 38.14% of net charge-offs and 13.60% of nonaccrual loans.

Table 4 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended March 31, 2010		As of March 31, 2010
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$268	6.02%	$6,572	19.58%

Construction	—	0.00%	175	0.52%
Commercial real estate	3,190	71.59%	18,241	54.34%
Commercial	647	14.51%	7,498	22.34%
Consumer	(7)	(0.16)%	59	0.18%
Home equity and improvement	358	8.04%	1,022	3.04%

Total	$4,456	100.00%	$33,567	100.00%

	For the Three Months Ended March 31, 2009		As of March 31, 2009
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$145	8.82%	$6,167	20.92%

Construction	—	0.00%	125	0.42%
Commercial real estate	669	40.69%	18,450	62.60%
Commercial	627	38.14%	4,008	13.60%
Consumer	75	4.56%	57	0.19%
Home equity and improvement	128	7.79%	666	2.26%

Total	$1,644	100.00%	$29,473	100.00%

Credit Quality Profile

The following table discloses the period end balances for the loan portfolio by payment status as of March 31, 2010 and December 31, 2009.

Table 5 – Credit Quality Profile

	Total Balance	Current and Performing	30 to 89 days past due*	Non Accrual Loans	Troubled Debt Restructuring	Non Accrual %	> 30 Days Past Due and Non Accrual %
	(dollars in thousands)

March 31, 2010

Residential	$222,099	$207,733	$4,749	$6,572	$3,045	2.96%	5.10%

Construction	46,369	46,129	65	175	—	0.38%	0.52%

Commercial real estate	797,449	768,335	6,962	18,241	3,911	2.29%	3.16%

Commercial	352,923	338,513	6,866	7,498	46	2.12%	4.07%

Consumer finance	31,718	31,489	170	59	—	0.19%	0.72%

Home equity and improvement	144,826	142,598	1,185	1,022	21	0.71%	1.52%

Total loans	$1,595,384	$1,534,797	$19,997	$33,567	$7,023	2.10%	3.36%

Total Number of Loans	21,448	20,995	194	218	41

December 31, 2009

Residential	$227,592	$215,209	$4,333	$5,349	$2,701	2.35%	4.25%

Construction	48,625	47,950	—	675	—	1.39%	1.39%

Commercial real estate	806,890	775,604	3,280	24,042	3,964	2.98%	3.39%

Commercial	379,408	367,592	1,151	10,615	50	2.80%	3.10%

Consumer finance	34,105	33,669	377	59	—	0.17%	1.28%

Home equity and improvement	147,977	145,481	2,045	451	—	0.30%	1.69%

Total loans	$1,644,597	$1,585,505	$11,186	$41,191	$6,715	2.51%	3.18%

Total Number of Loans	22,109	21,504	281	283	41

*

There are 11 residential loans totaling $820,000 that are not included in the 30 to 89 days past due column as they are classified as troubled debt and are included in that category at March 31, 2010. At December 31, 2009, there was one such loan with a balance of $385,000.

The table below is the credit risk profile trend for the last five quarters using the Company’s internally assigned loan grades. This table was created using data required to be compliant with the Company’s reporting on the thrift financial report.

Table 6 – Credit Risk Profile Trend

Commercial Real Estate
	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Grade
Pass	$690,172	$698,903	$695,848	$650,573	$652,615
Special Mention	41,401	35,780	30,672	38,429	49,247

Substandard/Doubtful	65,876	72,207	75,914	79,634	62,979

Total by Exposure	$797,449	$806,890	$802,434	$768,636	$764,841

Commercial
	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Grade
Pass	$294,765	$322,152	$333,797	$338,026	$313,369
Special Mention	23,029	22,441	12,479	17,102	21,125

Substandard/Doubtful	35,129	34,815	25,605	27,306	15,576

Total by Exposure	$352,923	$379,408	$371,881	$382,434	$350,070

Residential
	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Grade
Pass	$196,452	$203,649	$212,140	$214,982	$217,765
Special Mention	5,372	3,897	3,769	4,585	6,052

Substandard/Doubtful	20,275	20,046	18,049	18,433	17,302

Total by Exposure	$222,099	$227,592	$233,958	$238,000	$241,119

Construction
	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Grade
Pass	$42,129	$45,091	$50,655	$40,985	$50,434
Special Mention	403	2,768	2,850	2,850	100

Substandard/Doubtful	3,837	766	100	835	—

Total by Exposure	$46,369	$48,625	$53,605	$44,670	$50,534

Consumer
	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Grade
Pass	$31,600	$33,935	$36,132	$37,924	$38,589
Special Mention	—	—	—	—	—

Substandard/Doubtful	118	170	284	150	87

Total by Exposure	$31,718	$34,105	$36,416	$38,074	$38,676

Home Equity and Improvement
	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Grade
Pass	$143,371	$147,076	$148,805	$149,839	$155,221
Special Mention	—	—	—	—	—

Substandard/Doubtful	1,455	901	1,574	1,374	1,447

Total by Exposure	$144,826	$147,977	$150,379	$151,213	$156,668

Total
	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Grade
Pass	$1,398,489	$1,450,806	$1,477,377	$1,432,329	$1,427,993
Special Mention	70,205	64,886	49,770	62,966	76,524

Substandard/Doubtful	126,690	128,905	121,526	127,732	97,391

Total by Exposure	$1,595,384	$1,644,597	$1,648,673	$1,623,027	$1,601,908

The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

Table 7 – Allowance for Loan Loss Activity

	For the Quarter Ended
	1st 2010	4th 2009	3rd 2009	2nd 2009	1st 2009
	(Dollars in Thousands)
Allowance at beginning of period	$36,547	$31,248	$25,840	$25,694	$24,592
Provision for credit losses	6,889	8,470	8,051	3,965	2,746
Charge-offs:
Residential	326	884	744	505	148
Commercial real estate	3,191	1,912	1,152	2,066	669
Commercial	735	354	658	950	702
Consumer finance	25	75	39	83	123
Home equity and improvement	399	135	196	301	130

Total charge-offs	4,676	3,360	2,789	3,905	1,772
Recoveries	220	189	146	86	128

Net charge-offs	4,456	3,171	2,643	3,819	1,644

Ending allowance	$38,980	$36,547	$31,248	$25,840	$25,694

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated.

Table 8 – Allowance for Loan Loss Allocation by Loan Category

	March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
Residential	$6,093	13.92%	$5,827	13.84%	$5,395	14.19%	$4,735	14.66%	$4,364	15.05%
Construction	717	2.91%	221	2.96%	113	3.25%	101	2.75%	154	3.15%
Commercial real estate	19,354	49.98%	18,876	49.06%	16,107	48.67%	12,918	47.36%	13,538	47.75%
Commercial	10,672	22.12%	9,444	23.07%	7,183	22.56%	5,808	23.56%	5,613	21.85%
Consumer	402	1.99%	515	2.07%	618	2.21%	672	2.35%	681	2.41%
Home equity and improvement	1,742	9.08%	1,664	9.00%	1,832	9.12%	1,606	9.32%	1,344	9.78%

	$38,980	100.00%	$36,547	100.00%	$31,248	100.00%	$25,840	100.00%	$25,694	100.00%

Key Asset Quality Ratio Trends

Table 9 – Key Asset Quality Ratio Trends

	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Allowance for loan losses / loans*	2.47%	2.26%	1.92%	1.60%	1.62%
Allowance for loan losses to net charge-offs	874.78%	1,152.54%	1,182.29%	676.62%	1,562.90%
Allowance for loan losses / non-performing assets	73.05%	59.49%	63.23%	52.80%	57.73%
Allowance for loan losses / non-performing loans	96.03%	76.29%	78.00%	64.00%	70.06%
Non-performing assets / loans plus REO*	3.36%	3.77%	3.03%	3.02%	2.79%
Non-performing assets / total assets	2.59%	2.99%	2.45%	2.42%	2.21%
Net charge-offs / average loans (annualized)	1.14%	0.79%	0.66%	0.96%	0.41%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income decreased $38,000 to remain relatively flat at $6.8 million in the first quarter of 2010 compared to the same period in 2009.

Service Fees. Service fees and other charges increased by $72,000 or 2.3% in the 2010 first quarter compared to the same period in 2009. The increase can be attributed to customers utilizing their debit cards more routinely resulting in an increase in debit card fee income.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, federal rules will prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”). Fee income recorded for the quarters ending March 31, 2010 and 2009 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $1.8 million and $1.9 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was established June 30, 2006 with a balance of $156,000. The allowance for uncollectible overdrafts was $63,000 at March 31, 2010, $114,000 at December 31, 2009 and $78,000 at March 31, 2009.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $907,000 to $1.8 million for the first quarter of 2010 compared to $2.7 million for the same period of 2009. This decrease was primarily due to lower loan origination volume for the quarter, the result of lower refinancing activity due to higher interest rates on conforming saleable mortgage-based products in the first quarter of 2010 compared to the same period in 2009. Gains realized from the sale of mortgage loans declined drastically in the first quarter of 2010 to $1.2 million from $2.8 million in the first quarter of 2009. Mortgage loan servicing revenue increased $59,000 in the first quarter of 2010 compared to the first quarter of 2009. The decrease in gains were partially offset by expense decreases of $531,000 for the amortization of mortgage servicing rights due to the lower refinance activity during the first quarter of 2010. The Company recorded a positive valuation adjustment of $321,000 on mortgage servicing rights in the first quarter of 2010 compared to a positive valuation adjustment of $169,000 in the first quarter of 2009. This was driven by a steady increase in market mortgage rates during the first quarters of 2010 and 2009. This increase in rates decreased the assumed prepayment speed of the mortgage servicing rights.

Loss on Sale or Write-Down of Securities. Non-interest income also includes investment securities gains or losses. In the first quarter of 2010, First Defiance recognized other-than-temporary impairment (“OTTI”) charges of $70,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be fully recovered. The OTTI charge related to two Trust Preferred Collateralized Debt Obligation (“CDO”) investments with a remaining book value of $1.1 million. In the first quarter of 2009, First Defiance recognized OTTI charges of $672,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. The OTTI charge related to seven CDO investments, including charges of $418,600 on three CDO investments which resulted in the total write-off of those investments that had an original cost of $2.0 million. The remaining OTTI charges of $253,400 were recorded on four CDOs with a remaining book value of $2.4 million at March 31, 2009.

Non-Interest Expense.

Non-interest expense decreased to $14.8 million for the first quarter of 2010 compared to $15.0 million for the same period in 2009.

Compensation and Benefits. Compensation and benefits decreased to $6.5 million for the quarter ended March 31, 2010 from $7.4 million for the same period in 2009. The decrease is mainly attributable to a reduction in variable compensation due to the first quarter 2010 performance of the Company not meeting its target as well as a reduction in employees.

FDIC insurance premium. FDIC insurance expense increased to $1.0 million in the first quarter of 2010 from $567,000 in the same period of 2009. This was the result of the FDIC rate increase and special assessment in 2009 and higher insured deposits.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $554,000 to $5.5 million for the quarter ended March 31, 2010 from $4.9 million for the same period in 2009. Increases between the 2010 and 2009 first quarters include an increase in credit, collection and OREO expenses of $434,000 for other real estate owned and repossessed assets and an increase in management consulting of $98,000 relating mainly to the core conversion process. These costs were partially offset by a decrease in office supply expense (down $31,000) and country club memberships (down $8,000) as a direct result of management’s cost control initiative.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the first quarter of 2010 was 61.26% compared to 63.09% for the first quarter of 2009.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 29.30% for the quarter ended March 31, 2010 compared to 33.16% for the same period in 2009. The decline in the effective tax rate for the quarter ended March 31, 2010 is due to the increase in nontaxable life insurance income in the current period.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $10.1 million of cash provided by operating activities during the first three months of 2010. The Company’s cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At March 31, 2010, First Defiance had $102.9 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $271.9 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $22.8 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by March 31, 2011 is $412.1 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Liquidity risk arises from the possibility that First Federal may not be able to meet its financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to mange this risk, the Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements. This policy designates First Federal’s Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO reviews liquidity on a monthly basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Company’s Chief Financial Officer and Controller.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -300 basis points to +300 basis points. The likelihood of a decrease in rates as of March 31, 2010 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the three months ended March 31, 2010 and the year-ended December 31, 2009.

March 31, 2010 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 300 bp	253,713	(20,372)	(7.43)%
+ 200 bp	261,751	(12,334)	(4.50)%
+ 100 bp	268,541	(5,544)	(2.02)%
0 bp	274,085	—	—

December 31, 2009 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 300 bp	263,012	(9,820)	(3.60)%
+ 200 bp	267,908	(4,924)	(1.80)%
+ 100 bp	270,927	(1,905)	(0.70)%
0 bp	272,932	—	—

Capital Resources

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal’s compliance with each of the capital requirements at March 31, 2010 (in thousands).

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized
Regulatory capital	$209,824	$209,824	$231,446	$231,446
Minimum required regulatory capital	79,812	99,765	137,645	172,057

Excess regulatory capital	$130,012	$110,059	$93,801	$59,389

Regulatory capital as a percentage of assets (1)	10.52%	10.52%	13.45%	13.45%
Minimum capital required as a percentage of assets	4.00%	5.00%	8.00%	10.00%

Excess regulatory capital as a percentage of assets	6.52%	5.52%	5.45%	3.45%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.0 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.7 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the 2009 Annual Report on Form 10-K, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 31, 2010 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

First Defiance did not have any common stock repurchases during the first quarter of 2010, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the Capital Purchase Program prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

First Defiance Financial Corp. (Registrant)

Date: May 5, 2010	By:	/s/ William J. Small
William J. Small
Chairman, President and Chief Executive Officer
Date: May 5, 2010
	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)