Form 10-Q
period 2010-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2010-08-06
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,117,770 shares outstanding at July 31, 2010.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number
PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – June 30, 2010 and December 31, 2009	2

	Consolidated Condensed Statements of Income – Three and six months ended June 30, 2010 and 2009	4

	Consolidated Condensed Statements of Changes in Stockholders’ Equity – Six months ended June 30, 2010 and 2009	5

	Consolidated Condensed Statements of Cash Flows – Six months ended June 30, 2010 and 2009	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59

Item 4.	Controls and Procedures	59

PART II-OTHER INFORMATION:

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults upon Senior Securities	60

Item 4.	(Removed and Reserved)	60

Item 5.	Other Information	60

Item 6.	Exhibits	61

	Signatures	62

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$33,528	$29,613
Interest-bearing deposits	88,544	91,503

	122,072	121,116
Securities:
Available-for-sale, carried at fair value	159,131	137,458
Held-to-maturity, carried at amortized cost (fair value $1,868 and $1,958 at June 30, 2010 and December 31, 2009, respectively)	1,836	1,920

	160,967	139,378
Loans held for sale	16,000	10,346
Loans receivable, net of allowance of $38,852 at June 30, 2010 and $36,547 at December 31, 2009, respectively	1,532,561	1,580,575
Accrued interest receivable	6,973	6,851
Federal Home Loan Bank stock	21,376	21,376
Bank owned life insurance	30,767	30,804
Premises and equipment	42,378	43,597
Real estate and other assets held for sale	12,735	13,527
Goodwill	57,556	56,585
Core deposit and other intangibles	6,841	6,888
Mortgage servicing rights	8,720	8,958
Deferred taxes	3,495	3,289
Other assets	16,215	14,233

Total assets	$2,038,656	$2,057,523

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,580,520	$1,580,226
Advances from the Federal Home Loan Bank	126,906	146,927
Securities sold under repurchase agreements	44,702	48,398
Subordinated debentures	36,083	36,083
Advance payments by borrowers	379	665
Other liabilities	11,628	11,138

Total liabilities	1,800,218	1,823,437

Stockholders’ equity:

Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,236, net of discount	36,375	36,293

Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 8,117,770 and 8,117,520 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	140,767	140,677
Accumulated other comprehensive income (loss), net of tax of $535 and $(85), respectively	1,460	(158)
Retained earnings	131,459	128,900
Treasury stock, at cost, 4,621,726 and 4,621,976 shares respectively	(72,628)	(72,631)

Total stockholders’ equity	238,438	234,086

Total liabilities and stockholders’ equity	$2,038,656	$2,057,523

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest Income
Loans	$22,477	$23,086	$44,874	$46,463
Investment securities:
Taxable	1,078	996	2,068	2,079
Non-taxable	491	478	953	887
Interest-bearing deposits	69	33	130	47
FHLB stock dividends	234	229	453	468

Total interest income	24,349	24,822	48,478	49,944
Interest Expense
Deposits	5,126	6,859	10,524	14,042
FHLB advances and other	1,220	1,279	2,438	2,598
Subordinated debentures	327	369	650	795
Notes payable	115	136	220	293

Total interest expense	6,788	8,643	13,832	17,728

Net interest income	17,561	16,179	34,646	32,216
Provision for loan losses	5,440	3,965	12,329	6,711

Net interest income after provision for loan losses	12,121	12,214	22,317	25,505
Non-interest Income
Service fees and other charges	3,397	3,326	6,555	6,412
Insurance commission income	1,309	1,293	2,417	2,816
Mortgage banking income	985	3,983	2,792	6,697
Gain on sale of non-mortgage loans	50	45	87	100
Gain on sale or call of securities	—	125	6	125
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	(71)	(947)	(145)	(1,861)
Losses recognized in other comprehensive income	—	72	4	314

Net impairment loss recognized in earnings	(71)	(875)	(141)	(1,547)
Trust income	132	103	254	205
Income from Bank Owned Life Insurance	212	78	691	137
Other non-interest income	(223)	281	(103)	218

Total non-interest income	5,791	8,359	12,558	15,163
Non-interest Expense
Compensation and benefits	6,589	7,585	13,047	14,950
Occupancy	1,701	1,924	3,529	4,041
FDIC insurance premium	929	1,497	1,975	2,064
State franchise tax	516	596	1,079	1,097
Data processing	1,174	1,176	2,370	2,230
Acquisition related charges	37	—	37	—
Amortization of intangibles	345	355	783	746
Other non-interest expense	3,754	3,000	7,057	6,001

Total non-interest expense	15,045	16,133	29,877	31,129

Income before income taxes	2,867	4,440	4,998	9,539
Federal income taxes	808	1,539	1,432	3,230

Net Income	$2,059	$2,901	$3,566	$6,309

Dividends accrued on preferred shares	$(462)	$(468)	$(925)	$(930)
Accretion on preferred shares	$(42)	$(40)	$(82)	$(78)

Net income applicable to common shares	$1,555	$2,393	$2,559	$5,301

Earnings per common share (Note 7)
Basic	$0.19	$0.29	$0.32	$0.65
Diluted	$0.19	$0.29	$0.31	$0.65
Dividends declared per share (Note 6)	$—	$0.085	$—	$0.255
Average shares outstanding (Note 7)
Basic	8,118	8,117	8,118	8,117
Diluted	8,193	8,182	8,169	8,117

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

						Accumulated
			Common		Additional	Other		Total
	Preferred	Common	Stock	Treasury	Paid-In	Comprehensive	Retained	Stockholders’
	Stock	Stock	Warrant	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2010	$36,293	$127	$878	$(72,631)	$140,677	$(158)	$128,900	$234,086
Comprehensive income:
Net income	—	—	—	—	—	—	3,566	3,566
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $871	—	—	—	—	—	1,618	—	1,618

Total comprehensive income								5,184
Stock option expense	—	—	—	—	90	—	—	90
Stock options exercised	—	—	—	3	—	—	—	3
Preferred Stock Dividends	—	—	—	—	—	—	(925)	(925)
Accretion on preferred shares	82	—	—	—	—	—	(82)	—

Balance at June 30, 2010	$36,375	$127	$878	$(72,628)	$140,767	$1,460	$131,459	$238,438

Balance at January 1, 2009	$36,134	$127	$878	$(72,638)	$140,447	$(1,904)	$126,115	$229,159
Comprehensive income:
Net income	—	—	—	—	—	—	6,309	6,309
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $51	—	—	—	—	—	91	—	91

Total comprehensive income								6,400
Stock option expense	—	—	—	—	120	—	—	120
Stock options exercised	—	—	—	7	—	—	(2)	5
Preferred stock dividends	—	—	—	—	—	—	(930)	(930)
Accretion on preferred shares	77	—	—	—	—	—	(77)	—
Common stock dividends declared	—	—	—	—	—	—	(2,071)	(2,071)

Balance at June 30, 2009	$36,211	$127	$878	$(72,631)	$140,567	$(1,813)	$129,344	$232,683

See Accompanying Notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income	$3,566	$6,309
Items not requiring (providing) cash
Provision for loan losses	12,329	6,711
Depreciation	1,722	1,917
Amortization of mortgage servicing rights, net of impairment (recoveries)	1,086	422
Amortization of core deposit and other intangible assets	783	746
Net amortization of premiums and discounts on loans and deposits	545	555
Amortization of premiums and discounts on securities	229	(500)
Change in deferred taxes	(1,077)	233
Proceeds from the sale of loans held for sale	111,243	340,315
Originations of loans held for sale	(115,369)	(350,181)
Gain from sale of loans	(2,463)	(5,839)
OTTI losses on investment securities	141	1,547
Gain from sale or call of securities	(6)	(125)
Loss on sale or write-down of real estate and other assets held for sale	1,037	714
Loss on sale of premises and equipment	1	6
Stock option expense	90	120
Income from bank owned life insurance	(423)	(137)
Gain on life insurance	(268)	—
Changes in:
Accrued interest receivable	(122)	271
Other assets	(1,982)	(1,509)
Other liabilities	283	(1,458)

Net cash provided by (used in) operating activities	11,345	117

Investing Activities
Proceeds from maturities of held-to-maturity securities	84	55
Proceeds from maturities, calls and pay-downs of available-for-sale securities	17,473	10,139
Proceeds from sale of real estate and other assets held for sale	7,405	1,329
Proceeds from the sale of available-for-sale securities	28	3,604
Proceeds from sale of non-mortgage loans	6,204	2,867
Purchases of available-for-sale securities	(37,049)	(29,958)
Proceeds from bank owned life insurance	728	—
Purchases of premises and equipment, net	(505)	(1,002)
Net cash paid for group benefits line of business	(1,500)	—
Net decrease (increase) in loans receivable	21,321	(5,749)

Net cash provided by investing activities	14,190	(18,715)

Financing Activities
Net increase in deposits and advance payments by borrowers	60	83,098
Repayment of Federal Home Loan Bank long-term advances	(20,021)	(20)
Net increase (decrease) in Federal Home Loan Bank short-term advances	—	(9,100)
Increase (decrease) in securities sold under repurchase agreements	(3,696)	(9,170)
Proceeds from the exercise of stock options	3	5
Cash dividends paid on common stock	—	(2,761)
Cash dividends paid on preferred stock	(925)	(822)

Net cash provided by (used in) financing activities	(24,579)	61,230

Increase (decrease) in cash and cash equivalents	956	42,632
Cash and cash equivalents at beginning of period	121,116	46,152

Cash and cash equivalents at end of period	$122,072	$88,784

Supplemental cash flow information:
Interest paid	$13,942	$17,585

Income taxes paid	$2,650	$6,000

Transfers from loans to other real estate owned and other assets held for sale	$9,172	$3,610

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at June 30, 2010 and 2009)

1. Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Archbold, Bryan, and Bowling Green, Ohio areas offering property and casualty, and group health and life insurance products. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency.

The consolidated condensed statement of financial condition at December 31, 2009 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

Adoption of New Accounting Standards

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The Company will include these disclosures in the notes to the December 31, 2010 financial statements.

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss) (“OCI”). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in other comprehensive income (loss) are reported net of tax. Following is a summary of other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$2,059	$2,901	$3,566	$6,309
Change in securities available-for-sale (AFS):
Unrealized gains (losses) on securities AFS for which other-than-temporary impairment losses have been recognized in income	(52)	(373)	(81)	(1,378)
Other-than-temporary impairment losses on AFS realized in income	71	875	141	1,547

Net unrealized gains (losses)	19	502	60	169
Unrealized holding gains (losses) on securities AFS arising during the period	1,741	43	2,435	98
Reclassification adjustment for (gains) losses realized in income	—	(125)	(6)	(125)

Net unrealized gains (losses)	1,741	(82)	2,429	(27)

Income tax effect	(615)	(149)	(871)	(51)

Other comprehensive income (loss)	1,145	271	1,618	91

Comprehensive income	$3,204	$3,172	$5,184	$6,400

The following table summarizes the changes within each classification of accumulated comprehensive income for the six months ended June 30, 2010 and 2009:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss),net
	(In thousands)
Balance at December 31, 2009	$468	$(626)	$(158)
Other comprehensive income (loss), net	1,618	—	1,618

Balance at June 30, 2010	$2,086	$(626)	$1,460

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2008	$(1,100)	$(804)	$(1,904)
Other comprehensive income (loss), net	91	—	91

Balance at June 30, 2009	$(1,009)	$(804)	$(1,813)

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service which uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. Based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks. The Company’s valuations were supported by analysis prepared by an independent third party that is described further in Note 8.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$19,189	$—	$19,189
Mortgage-backed – residential	—	35,117	—	35,117
REMICs	—	3,702	—	3,702
Collateralized mortgage obligations	—	52,033	—	52,033
Trust preferred stock	—	—	1,516	1,516
Preferred stock	27	—	—	27
Obligations of state and political subdivisions	—	47,547	—	47,547
Mortgage banking derivative – asset	—	825	—	825
Mortgage banking derivative – liability	—	341	—	341

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$14,251	$—	$14,251
Mortgage-backed – residential	—	31,504	—	31,504
REMICs	—	3,923	—	3,923
Collateralized mortgage obligations	—	41,371	—	41,371
Trust preferred stock	—	—	1,589	1,589
Preferred stock	87	—	—	87
Obligations of state and political subdivisions	—	44,733	—	44,733
Mortgage banking derivative – asset	—	380	—	380
Mortgage banking derivative – liability	—	—	—	—

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and June 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2010	$1,589
Total gains or losses (realized/unrealized)
Included in earnings	(141)
Included in other comprehensive income (presented gross of taxes)	87
Purchases, issuances, and settlements	6
Sales	(25)
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2010	$1,516

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, April 1, 2010	$1,579
Total gains or losses (realized/unrealized)
Included in earnings	(71)
Included in other comprehensive income (presented gross of taxes)	5
Purchases, issuances, and settlements	3
Sales	—
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2010	$1,516

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2009	$3,873
Total gains or losses (realized/unrealized)
Included in earnings	(1,547)
Included in other comprehensive income (presented gross of taxes)	(161)
Purchases, issuances, and settlements	(4)
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2009	$2,161

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, April 1, 2009	$2,371
Total gains or losses (realized/unrealized)
Included in earnings	(875)
Included in other comprehensive income (presented gross of taxes)	663
Purchases, issuances, and settlements	2
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2009	$2,161

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$28,377	$28,377
Mortgage servicing rights	—	8,720	—	8,720
Real estate held for sale	—	—	1,148	1,148

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$28,336	$28,336
Mortgage servicing rights	—	8,958	—	8,958
Real estate held for sale	—	—	935	935

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $28,377,000, with a valuation allowance of $14,226,000 at June 30, 2010. A provision expense of $3,576,000 and $9,467,000 for the three and six months ended June 30, 2010 was included in earnings.

Mortgage servicing rights which are carried at lower of cost or fair value had a fair value of $8,720,000 at June 30, 2010, resulting in a valuation allowance of $1,728,000. A charge of $571,000 and $250,000 for the three and six months ended June 30, 2010 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $607,000 and $1,028,000 for the three and six months ended June 30, 2010 which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the table below is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2010 and December 31, 2009. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

Fair value for available for sale securities is as previously described. For investment securities held to maturity, fair has been based on current market quotations. If market prices are not available, fair value has been estimated based upon the quoted price of similar instruments.

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

The carrying value of subordinated debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2010.

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Values	Value	Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$122,072	$122,072	$121,116	$121,116
Investment securities	160,967	160,999	139,378	139,416
Federal Home Loan Bank Stock	21,376	N/A	21,376	N/A
Loans, net, including loans held for sale	1,548,561	1,559,692	1,590,921	1,586,101
Mortgage banking derivative asset	825	825	380	380
Accrued interest receivable	6,973	6,973	6,851	6,851

	1,860,774	$1,850,561	1,880,022	$1,853,864

Other assets	177,882		177,501

Total assets	$2,038,656		$2,057,523

Liabilities and stockholders’ equity:
Deposits	$1,580,520	$1,585,426	$1,580,226	$1,586,466
Advances from Federal Home Loan Bank	126,906	133,820	146,927	152,643
Securities sold under repurchase agreements	44,702	44,702	48,398	48,398
Subordinated debentures	36,083	33,382	36,083	32,057
Mortgage banking derivative liability	341	341	—
Accrued interest payable	1,124	1,124	1,234	1,234
Advance payments by borrowers for taxes and insurance	379	379	665	665

	1,790,055	$1,799,174	1,813,533	$1,821,463

Other liabilities	10,163		9,904

Total liabilities	1,800,218		1,823,437
Stockholders’ equity	238,438		234,086

Total liabilities and stockholders’ equity	$2,036,656		$2,057,523

5. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees. On March 15, 2010, the Board adopted, and the shareholders approved at the 2010 Annual Shareholders Meeting, the First Defiance Financial Corp. 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaces all existing plans. All awards currently outstanding under the prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2010 Equity Plan. As of June 30, 2010, 425,550 options (403,550 for employees and 22,000 for directors) had been granted under prior option plans and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the options granted in 2009 to the Company’s then five most-highly compensated employees, which options vest 40% in 2011 and then 20% annually, subject to certain other limitations. As of June 30, 2010, 294,670 of the outstanding options were currently exercisable. No options have been granted under the 2010 Equity Plan. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

	Six Months Ended June 30,
	2010	2009
Expected average risk-free rate	—	3.38%
Expected average life	—	6.41	years
Expected volatility	—	26.10%
Expected dividend yield	—	3.62%

There were no options granted during the six months ended June 30, 2010. The weighted-average fair value of options granted for the six months ended June 30, 2009 was $1.87.

Following is activity under the prior option plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	467,500	$19.41
Forfeited or cancelled	(41,700)	20.82
Exercised	(250)	9.22
Granted	—	—

Options outstanding, end of period	425,550	$19.28	5.3	$—

Vested or expected to vest at period end	425,550	$19.28	5.3	$—

Exercisable at period end	294,670	$20.63	4.1	$—

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Six Months Ended June 30,
	2010	2009
Cash received from option exercises	$3,000	$5,000
Tax benefit realized from option exercises	—	—
Intrinsic value of options exercised	1,000	1,000

As of June 30, 2010, there was $311,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s prior stock option plans. The cost is expected to be recognized over a weighted-average period of 2.57 years.

6. Dividends on Common Stock

No common stock dividends were declared by First Defiance in the first six months of 2010. A quarterly cash dividend of $0.17 and $0.085 per common share was declared for the first and second quarter of 2009, respectively.

As a result of its participation in the U.S. Treasury’s Capital Purchase Program (“CPP”), First Defiance is prohibited without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the preferred stock issued to the U.S. Treasury by First Defiance is redeemed or transferred to an unaffiliated third party. Further, First Defiance has agreed with its primary regulator to obtain approval of cash dividends prior to declaration.

7. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$1,555	$2,393	$2,559	$5,301
Denominator:
Denominator for basic earnings per common share – weighted average common shares	8,118	8,117	8,118	8,117
Effect of warrants	71	65	49	—
Effect of employee stock options	4	—	2	—

Denominator for diluted earnings per common share	8,193	8,182	8,169	8,117

Basic earnings per common share	$0.19	$0.29	$0.32	$0.65

Diluted earnings per common share	$0.19	$0.29	$0.31	$0.65

There were 421,230 and 423,551 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2010. There were 490,750 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2009. Shares under option of 550,595 issuable related to warrants were excluded from the diluted earnings per common share calculations as they were anti-dilutive for the six months ended June 30, 2009.

8. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2010
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$18,978	$211	$—	$19,189
Mortgage-backed securities – residential	33,402	1,715	—	35,117
REMICs	3,530	172	—	3,702
Collateralized mortgage obligations	49,858	2,205	(30)	52,033
Trust preferred securities and preferred stock	3,962	—	(2,419)	1,543
Obligations of state and political subdivisions	46,191	1,578	(222)	47,547

Totals	$155,921	$5,881	$(2,671)	$159,131

Held-to-Maturity Securities*:
FHLMC certificates	$101	$7	$—	$108
FNMA certificates	282	7	—	289
GNMA certificates	94	3	—	97
Obligations of state and political subdivisions	1,359	15	—	1,374

Totals	$1,836	$32	$—	$1,868

At December 31, 2009
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$14,038	$252	$(39)	$14,251
Mortgage-backed securities – residential	30,341	1,194	(31)	31,504
REMICs	3,718	205	—	3,923
Collateralized mortgage obligations	40,878	824	(331)	41,371
Trust preferred securities and preferred stock	4,122	—	(2,446)	1,676
Obligations of state and political subdivisions	43,640	1,251	(158)	44,733

Totals	$136,737	$3,726	$(3,005)	$137,458

Held-to-Maturity Securities*:
FHLMC certificates	$119	$7	$—	$126
FNMA certificates	304	9	—	313
GNMA certificates	107	3	—	110
Obligations of state and political subdivisions	1,390	19	—	1,409

Totals	$1,920	$38	$—	$1,958

*	FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of securities at June 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and real estate mortgage investment conduits (“REMICs”), which are not due at a single maturity date, have not been allocated over the maturity groupings. The MBS, CMO and REMIC securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$2,955	$2,943	$960	$962
Due after one year through five years	5,245	5,409	120	133
Due after five years through ten years	13,696	14,027	279	279
Due after ten years	47,235	45,900	—	—
MBS/CMO/REMIC	86,790	90,852	477	494

	$155,921	$159,131	$1,836	$1,868

Investment securities with a carrying amount of $120.7 million at June 30, 2010 were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances.

As of June 30, 2010, the Company’s investment portfolio consisted of 307 securities, 23 of which were in an unrealized loss position.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at June 30, 2010:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At June 30, 2010
Available-for-sale securities:
Collateralized mortgage obligations and REMICs	$—	$—	$514	$(30)	$514	$(30)
Trust preferred stock and preferred stock	—	—	1,543	(2,419)	1,543	(2,419)
Obligations of state and political subdivisions	1,959	(118)	1,165	(104)	3,124	(222)

Total temporarily impaired securities	$1,959	$(118)	$3,222	$(2,553)	$5,181	$(2,671)

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment portfolio is evaluated for OTTI by segregating the portfolio into two general segments. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC Topic 320. Certain collateralized debt obligations are evaluated for OTTI under FASB ASC Topic 325, Investment – Other.

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

The Company held nine collateralized debt obligations (“CDOs”) at June 30, 2010. Four of those CDOs were written down in full prior to January 1, 2010. The remaining five CDOs have a total amortized cost of $3.8 million at June 30, 2010. Of these, three, with a total amortized cost of $1.8 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be other-than-temporarily impaired. The Company held three additional CDOs at December 31, 2009 with a total amortized cost of $25,000. These CDOs were classified as held for sale at December 31, 2009 and were sold during the first quarter of 2010.

Management’s analysis for the second quarter of 2010 deemed that OTTI write-downs were necessary on two CDOs resulting in OTTI write-downs of $71,000 compared to $875,000 for the same period in 2009. For the first six months of 2010, the Company has recorded OTTI write-downs of $141,000 compared to $1.5 million for the same period in 2009.

As required under FASB ASC Topic 320, beginning January 1, 2009, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.

Given the conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, the Company’s CDOs are classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

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

The following table details the seven securities with other-than-temporary impairment, their lowest credit rating at March 31, 2010 and the related credit losses recognized in earnings for the three month periods ended March 31, 2010 and June 30, 2010 (In Thousands):

	Preferred Term VI	TPREF Funding II	Alesco VIII	Preferred Term Security XXVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX

	Rated Caa1	Rated Caa3	Rated Ca	Rated Ca	Rated Ca	Not Rated	Not Rated	Total
Cumulative OTTI related to credit loss at January 1, 2010	$17	$243	$1,000	$—	$857	$453	$465	$3,035

Addition – Qtr 1	48	—	—	22	—	—	—	70

Cumulative OTTI related to credit loss at March 31, 2010	$65	$243	$1,000	$22	$857	$453	$465	$3,105

Addition – Qtr 2	—	17	—	54	—	—	—	71

Cumulative OTTI related to credit loss at June 30, 2010	$65	$260	$1,000	$76	$857	$453	$465	$3,176

The following table provides additional information related to the five CDO investments for which a balance remains as of June 30, 2010 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2010	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub-ordination as a % of Current Performing Collateral

Preferred Term VI	Mezz	$197	$91	$(106)	$(48)	Caa1	5	71.45%	—%	—%

TPREF Funding II	B	735	286	(449)	(17)	Caa3	20	33.31%	25.29%	—

I-Preferred Term Sec I	B-1	1,000	510	(490)	—	B+	16	9.04%	19.55%	22.93%

Dekania II CDO	C-1	989	484	(505)	—	BB+	36	—	15.40%	29.63%

Preferred Term Sec XXVII	C-1	889	145	(744)	(76)	Ca	35	25.54%	23.84%	—

Total		$3,810	$1,516	$(2,294)	$(141)

The increase in OTTI in the second quarter of 2010 was the result of deterioration in the performance of the underlying collateral. Specifically, depreciation was driven by both realized credit events (i.e. defaults and deferrals) and weakening credit fundamentals in some of the performing collateral, which led to an increased probability of default going forward. Excluding Preferred Term VI, the Company’s assumed average lifetime default rate on the securities in the above table, declined from 30.4% at the end of the first quarter 2010 to a rate of 29.9% at the end of the second quarter 2010.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the six months ended June 30, 2010 (in thousands):

Beginning balance, January 1, 2010	$2,521
Additions for amounts related to credit loss for which an other- than-temporary impairment was not previously recognized	76
Reductions for amounts realized for securities sold during the period	(2,261)
Reductions for amounts related to securities for which the Company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	65

Ending balance, June 30, 2010	$401

Sales and write-downs of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Proceeds	$—	$3,604	$28	$3,604
Gross realized gains	—	125	3	125
Gross realized losses	—	—	—	—

The Company also recognized gross gains of $3,000 and $0 on calls during the first six months ended June 30, 2010 and 2009, respectively.

9. Loans

Loans receivable consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Real Estate:
Secured by single family residential	$217,603	$227,592
Secured by multi-family residential	100,871	103,169
Secured by non-residential real estate	689,650	703,721
Construction	43,333	48,625

	1,051,457	1,083,107
Other Loans:
Commercial	364,281	379,408
Automobile	18,456	21,661
Home equity and improvement	140,969	147,977
Other	10,505	12,444

	534,211	561,490

Total loans	1,585,668	1,644,597
Deduct:
Undisbursed loan funds	(13,283)	(26,494)
Net deferred loan origination fees and costs	(972)	(981)
Allowance for loan loss	(38,852)	(36,547)

Totals	$1,532,561	$1,580,575

Changes in the allowance for loan losses were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$38,980	$25,694	$36,547	$24,592
Provision for loan losses	5,440	3,965	12,329	6,711
Charge-offs:
Residential	1,135	505	1,461	653
Commercial real estate	1,243	2,066	4,434	2,735
Commercial	3,153	950	3,888	1,652
Home equity and improvement	156	301	555	431
Consumer finance	16	83	41	206

Total charge-offs	5,703	3,905	10,379	5,677
Recoveries	135	86	355	214

Net charge-offs	5,567	3,819	10,024	5,463

Ending allowance	$38,852	$25,840	$38,852	$25,840

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	June 30, 2010	December 31, 2009
	(in thousands)
Non-accrual loans	$31,804	$41,191
Loans over 90 days past due and still accruing	—	—
Troubled debt restructuring, still accruing	8,918	6,715

Total non-performing loans	40,722	$47,906
Real estate and other assets held for sale	12,735	13,527

Total non-performing assets	$53,457	$61,433

Impaired loans were as follows as of June 30, 2010 (in thousands):

Period-end impaired loans with no allowance for loan losses allocated	$17,792
Period-end impaired loans with allowance for loan losses allocated	42,601

Total	$60,394
Amount of the allowance allocated to impaired loans	$14,226

Impaired loans were as follows as of December 31, 2009 (in thousands):

Period-end impaired loans with no allowance for loan losses allocated	$18,239
Period-end impaired loans with allowance for loan losses allocated	40,585

Total	$58,824
Amount of the allowance allocated to impaired loans	$12,249

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Average of impaired loans during the period	$62,886	$32,032	$61,416	$30,537
Interest income recognized during the period	514	148	1,050	331
Cash-basis interest income recognized	433	132	885	281

The Company has no outstanding commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

10. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Gain from sale of mortgage loans	$1,212	$2,922	$2,376	$5,735
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	754	695	1,502	1,384
Amortization of mortgage servicing rights	(410)	(1,154)	(836)	(2,111)
Mortgage servicing rights valuation adjustments	(571)	1,520	(250)	1,689

	(227)	1,061	416	962

Net revenue from sale and servicing of mortgage loans	$985	$3,983	$2,792	$6,697

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.2 billion at June 30, 2010 and June 30, 2009.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,440	$9,580	$10,436	$9,403
Loans sold, servicing retained	418	1,596	848	2,730
Amortization	(410)	(1,154)	(836)	(2,111)

Carrying value before valuation allowance at end of period	10,448	10,022	10,448	10,022

Valuation allowance:
Balance at beginning of period	(1,157)	(2,623)	(1,478)	(2,792)
Impairment recovery (charges)	(871)	1,520	(250)	1,689

Balance at end of period	(1,728)	(1,103)	(1,728)	(1,103)

Net carrying value of MSRs at end of period	$8,720	$8,919	$8,720	$8,919

Fair value of MSRs at end of period	$8,720	$8,919	$8,720	$8,919

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

11. Deposits

A summary of deposit balances is as follows (in thousands):

	June 30, 2010	December 31, 2009
Non-interest-bearing checking accounts	$190,140	$189,132
Interest-bearing checking and money market accounts	517,170	499,575
Savings accounts	140,473	130,156
Retail certificates of deposit less than $100,000	527,421	550,710
Retail certificates of deposit greater than $100,000	158,069	163,300
Brokered or national certificates of deposit	47,247	47,353

	$1,580,520	$1,580,226

12. Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
FHLB Advances:
Overnight borrowings	$—	$—
Single maturity fixed rate advances	35,000	35,000
Single maturity LIBOR based advances	—	20,000
Putable advances	64,000	64,000
Strike-rate advances	27,000	27,000
Amortizable mortgage advances	906	927

Total	$126,906	$146,927

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $14.0 million of the putable advances with a weighted average rate of 2.69% are not yet callable by the FHLB. The call dates for these advances range from July 14, 2010 to February 11, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $50.0 million of putable advances with a weighted average rate of 5.01%. The maturity dates of these advances range from September 1, 2010 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at June 30, 2010 was 0.53%. The weighted average rate of the strike-rate advances is 4.18% and the maturity dates range from March 8, 2011 to February 25, 2013.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.91% and 1.63% on June 30, 2010 and December 31, 2009 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$27,322	$52,022	$29,206	$64,243
Unused lines of credit	33,597	185,880	36,772	195,692
Standby letters of credit	283	22,251	263	21,036

Total	$61,202	$260,153	$66,241	$280,971

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $34.9 million and $23.8 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at June 30, 2010 and December 31, 2009, respectively.

14. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2006. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

15. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships. First Federal had approximately $13.3 million and $18.7 million of interest rate lock commitments at June 30, 2010 and December 31, 2009, respectively. There were $21.8 million and $23.8 million of forward commitments for the future delivery of residential mortgage loans at June 30, 2010 and December 31, 2009, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	June 30, 2010			December 31, 2009
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$825	$(341)	$484	$380	$—	$380

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Derivatives designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$10	$(847)	$104	$(559)

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

16. Acquisition

On May 20, 2010, First Defiance acquired a group medical benefits line of business from Andres O’Neil & Lowe Insurance Agency (“AOL”) for a cash purchase price of $1.5 million and future consideration to be paid in cash in 2010, 2011 and 2012. As of June 30, 2010, management has determined goodwill of $971,200 and identifiable intangible assets of $735,800 consisting of customer relationship intangible of $597,800 and a non-compete intangible of $138,000. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

17. Group Life Plan

On June 30, 2010, First Federal adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Plan”) in which various employees, including the Company’s named executive offices, may participate.

Under the terms of the Plan, First Federal will purchase and own life insurance policies covering the lives of employees selected by the board of directors of First Federal as participants.

There was no expense required to be recorded as of June 30, 2010 but approximately $64,000 will be recorded and expensed during the period of July through December 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General - First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). First Federal is a federally chartered savings bank that provides financial services through 33 full-service branches in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s offices in Defiance, Archbold, Bryan, and Bowling Green, Ohio while investment and annuity products are sold through registered investment representatives located at certain First Federal banking center locations. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency.

Business Strategy - First Defiance’s primary objective is to be a high performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Bank with the people you know and trust” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary segments of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization. Management remains concerned about increases in interest rates, inflation, and the unintended consequences of increased government intervention. During 2010, management intends to continue to focus on asset quality, core deposit growth, expense control as well as other opportunities to further service our customers.

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of First Federal’s success. First Federal provides primarily commercial real estate and commercial business loans with an emphasis on owner occupied commercial real estate and commercial business lending with a focus on the deposit balances that accompany these relationships. First Federal’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. First Federal’s focus is also on securing multiple guarantors in addition to collateral where possible. These customers require First Federal to have a high degree of knowledge and understanding of their business in order to provide them with solutions to their financial needs. First Federal’s Customer First philosophy and culture complements this need of its clients. First Federal believes this personal service model differentiates First Federal from its competitors, particularly the larger regional institutions. First Federal offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. First Federal also believes that the small business customer is a strong market for First Federal. First Federal participates in many of the Small Business Administration lending programs. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

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

Deposit Growth - First Federal’s focus has been to grow core deposits with an emphasis on total relationship banking with both its retail and commercial customers. First Federal has initiated a pricing strategy that considers the whole relationship of the customer. First Federal will continue to focus on increasing its market share in the communities it serves by providing quality products with extraordinary customer service, business development strategies and branch expansion. First Federal will look to grow its footprint in areas believed to further compliment its overall market share and compliment its strategy of being a high performing community bank.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas, including FDIC-assisted transactions. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired institutions in the past with the most recent acquisition completed in 2008. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well and has been competing in for a long period of time. In May 2010, First Insurance acquired a group benefits business line from Andres O’Neil & Lowe Insurance Agency.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $1.8 million at June 30, 2010. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $159.1 million at June 30, 2010. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($19.2 million), certain municipal obligations ($47.5 million), CMOs and REMICs ($55.8 million), mortgage backed securities ($35.1 million) and trust preferred and preferred stock ($1.5 million).

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

All collateral dependent loans over 90 days past due and or on non-accrual status as well as all troubled debt restructured collateral dependent loans are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90 day delinquency occurs. For troubled debt restructured collateral dependent loans, the loans are put into non-performing status in the month in which the restructure occurs.

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

Any partially charged-off collateral dependent loans are considered non-performing and, as such, need to demonstrate an extended period of time of satisfactory payment performance as well as cash flow coverage capability supported by current financial statements before First Federal will consider an upgrade to performing status. If the loan maintains a rate at restructuring that is lower than the market rate for similar credits, the loan will remain classified as a troubled debt restructuring until such time as it is paid off or restructured at prevailing rates and terms. First Federal may consider moving the loan to an accruing status after six months of satisfactory payment performance.

For loans where First Federal determines that an updated appraisal is not necessary, other means are used to verify the value of the real state, such as recent sales of similar properties on which First Federal had loans as well as calls to appraisers, brokers, realtors, and investors. First Federal monitors and tracks its reserves quarterly to determine accuracy. Based on these results, changes may occur in specific reserves assigned. A recent analysis indicates that First Federal is within its target range of the ultimate losses on liquidated loans being on average within 10% of the specific reserves established for these loans.

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

Impact of Recent and Future Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as First Defiance, will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards, affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of First Defiance in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect First Defiance’s cost of doing business, it may limit or expand the Company’s permissible activities, and it may affect the competitive balance within the financial services industry and the Company’s market area. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. First Defiance’s management team is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and First Defiance in particular, is uncertain at this time.

Participation in the U.S. Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which created the Troubled Asset Relief Program (“TARP”) and provided the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (“CPP”) was announced by the U.S. Treasury on October 14, 2008 as part of TARP. Pursuant to the CPP, the U.S. Treasury was permitted to purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP was to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

An institution that chose to participate in the CPP is required to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares. The standard terms of the CPP require that a participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.26 per share in the case of First Defiance. This dividend limitation will remain in effect until the preferred shares issued to the U.S. Treasury are no longer outstanding.

First Defiance applied and was approved to participate in the CPP. As a result, on December 5, 2008, First Defiance issued $37.0 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (“Senior Preferred Shares”) to the U.S. Treasury. The Senior Preferred Shares constitute Tier 1 capital and rank senior to First Defiance’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years.

As part of its participation in the CPP, First Defiance also issued a warrant to the U.S. Treasury to purchase 550,595 common shares having an exercise price of $10.08 per share. The initial exercise price for the warrant and the market price for determining the number of common shares subject to the warrant were determined by reference to the market price of the common shares on the date of the investment by the U.S. Treasury in the Senior Preferred Shares (calculated on a 20-day trailing average). The warrant has a term of 10 years.

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

Changes in Financial Condition

At June 30, 2010, First Defiance’s total assets, deposits and stockholders’ equity amounted to $2.04 billion, $1.58 billion and $238.4 million, respectively, compared to $2.06 billion, $1.58 billion and $234.1 million, respectively, at December 31, 2009.

Net loans receivable (excluding loans held for sale) declined $48.0 million to $1.53 billion from $1.58 billion at December 31, 2009. The decrease in loans is mainly attributable to the continued economic weakness in the market areas served by the Company. The Company is starting to see some signs of improvement as some businesses are showing stronger 2010 operating results and improved cash flows but the signs are more isolated than across the board. The variances in loans receivable between June 30, 2010 and December 31, 2009 include decreases in commercial real estate loans (down $16.4 million), commercial loans (down $15.1 million), home equity and improvement loans (down $7.0 million), construction loans (down $5.3 million), consumer loans (down $5.1 million) and one to four family residential real estate (down $10.0 million).

The investment securities portfolio increased $21.6 million to $161.0 million at June 30, 2010 from $139.4 million at December 31, 2009. The increase is the result of $37.0 million of securities being purchased during the first six months of 2010 partially offset by $9.2 million of securities being matured or called in the period, principal pay downs of $8.3 million in CMOs and mortgage-backed securities, and $22,000 of securities being sold. There was an unrealized gain in the investment portfolio of $3.2 million at June 30, 2010 compared to an unrealized gain of $721,000 at December 31, 2009.

Deposits remained steady at $1.58 billion at June 30, 2010 compared to December 31, 2009. Interest-bearing demand deposits and money market accounts increased $17.6 million to $517.2 million, savings accounts increased $10.3 million to $140.5 million and non interest-bearing demand deposits increased $1.0 million to $190.1 million. These increases were primarily offset by a decline in retail time deposits of $28.5 million to $685.5 million.

FHLB advances decreased $20.0 million to $126.9 million at June 30, 2010 from $146.9 million at December 31, 2009. The decrease is the result of paying off a $20.0 million LIBOR advance in the first quarter of 2010.

Stockholders’ equity increased from $234.1 million at December 31, 2009 to $238.4 million at June 30, 2010. The increase is primarily the result of recording net income of $3.6 million and a $1.6 million increase in the unrealized gain on available-for-sale securities partially offset by $925,000 of accrued dividends on preferred stock.

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

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,551,396	$22,514	5.82%	$1,592,513	$23,116	5.82%
Securities	156,263	1,838	4.78	130,663	1,739	5.26
Interest-earning deposits	116,271	69	0.24	83,720	33	0.16
FHLB stock and other	21,376	234	4.39	21,376	229	4.30

Total interest-earning assets	1,845,306	24,655	5.36	1,828,272	25,117	5.50
Non-interest-earning assets	215,619			199,488

Total assets	$2,060,925			$2,027,760

Interest-bearing liabilities:
Deposits	$1,404,202	$5,126	1.46%	$1,377,317	$6,859	2.00%
FHLB advances	126,910	1,220	3.86	146,951	1,279	3.49
Subordinated debentures	36,228	327	3.62	36,242	369	4.08
Notes payable	47,986	115	0.96	43,122	136	1.27

Total interest-bearing liabilities	1,615,326	6,788	1.69	1,603,632	8,643	2.16
Non-interest bearing deposits	193,618	—		175,216	—

Total including non-interest bearing demand deposits	1,808,944	6,788	1.51	1,778,848	8,643	1.95
Other non-interest-bearing liabilities	14,905			17,515

Total liabilities	1,823,849			1,796,363
Stockholders’ equity	237,076			231,397

Total liabilities and stock-holders’ equity	$2,060,925			$2,027,760

Net interest income; interest rate spread		$17,867	3.67%		$16,474	3.34%

Net interest margin (3)			3.89%			3.61%

Average interest-earning assets to average interest-bearing liabilities			114%			114%

(1)

Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,555,901	$44,950	5.83%	$1,594,553	$46,521	5.88%
Securities	148,955	3,549	4.86	124,988	3,460	5.51
Interest-earning deposits	112,355	130	0.23	64,227	47	0.15
FHLB stock and other	21,376	453	4.27	21,376	468	4.42

Total interest-earning assets	1,838,587	49,082	5.38	1,805,144	50,496	5.61
Non-interest-earning assets	216,129			201,229

Total assets	$2,054,716			$2,006,373

Interest-bearing liabilities:
Deposits	$1,398,073	$10,524	1.52%	$1,362,747	$14,042	2.08%
FHLB advances	134,334	2,438	3.66	147,021	2,598	3.56
Subordinated debentures	36,228	650	3.62	36,247	795	4.42
Notes payable	46,133	220	0.96	41,327	293	1.43

Total interest-bearing liabilities	1,614,768	13,832	1.72	1,587,342	17,728	2.25
Non-interest bearing deposits	188,906	—		170,548	—

Total including non-interest bearing demand deposits	1,803,674	13,832	1.55	1,757,890	17,728	2.03
Other non-interest-bearing liabilities	14,759			17,735

Total liabilities	1,818,433			1,775,625
Stockholders’ equity	236,283			230,748

Total liabilities and stock holders’ equity	$2,054,716			$2,006,373

Net interest income; interest rate spread		$35,250	3.66%		$32,768	3.36%

Net interest margin (3)			3.87%			3.66%

Average interest-earning assets to average interest-bearing liabilities			114%			114%

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2010 was $2.1 million compared to net income of $2.9 million for the comparable period in 2009. Net income applicable to common shares was $1.6 million for the first quarter of 2010 compared to $2.4 million for the comparable period in 2009. On a per share basis, basic and diluted earnings per common share for the three months ended June 30, 2010 were both $0.19, compared to basic and diluted earnings per common share of $0.29 for the quarter ended June 30, 2009.

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

Net interest income was $17.6 million for the quarter ended June 30, 2010 compared to $16.2 million for the same period in 2009. The tax-equivalent net interest margin was 3.89% for the quarter ended June 30, 2010 compared to 3.61% for the same period in 2009. The increase in margin between the 2009 and 2010 second quarters is due to a widening of the interest rate spread, which increased to 3.67% for the quarter ended June 30, 2010 compared to 3.34% for the same period in 2009. The increase in spread between the 2009 and 2010 second quarters occurred due to interest-earning asset yields decreasing by 14 basis points (5.36% in the second quarter of 2010 compared to 5.50% in the same period in 2009) which was more than offset by the cost of interest bearing liabilities between the two periods decreasing by 47 basis points (1.69% in the second quarter of 2010 compared to 2.16% in the same period in 2009).

Total interest income decreased by $473,000 or 1.9% to $24.3 million for the quarter ended June 30, 2010 from $24.8 million for the same period in 2009. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on securities which declined 48 basis points to 4.78% at June 30, 2010. Interest income from loans decreased to $22.5 million for the quarter ended June 30, 2010 compared to $23.1 million for the same period in 2009. This decrease is due to the decrease in loan balances as the yield on loans has remained steady at 5.82% for the quarters ended June 30, 2010 and June 30, 2009.

Interest expense decreased by $1.8 million in the second quarter of 2010 compared to the same period in 2009, to $6.8 million from $8.6 million. This decrease was due to a 47 basis point decline in the average cost of interest-bearing liabilities in the second quarter of 2010 which more than offset the $11.7 million increase in the average balance of those liabilities in the second quarter of 2010. Interest expense related to interest-bearing deposits was $5.1 million in the second quarter of 2010 compared to $6.9 million for the same period in 2009. Expenses on FHLB advances and notes payable were $1.2 million and $115,000 respectively in the second quarter of 2010 compared to $1.3 million and $136,000 respectively for the same period in 2009. Interest expense recognized by the Company related to subordinated debentures was $327,000 in the second quarter of 2010 compared to $369,000 for the same period in 2009.

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

The stratification of the loan portfolio resulted in a quantitative general allowance of $12.8 million at June 30, 2010 compared to $10.5 million at December 31, 2009. The increase in the quantitative allowance was due to the increase in the historical loss factors relating to commercial and commercial real estate loans.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional general reserves on the non-impaired loan portfolio for various factors that have a bearing on its loss content, including but not limited to the following:

•	Changes in international, national and local economic and business conditions and developments, including the condition of various market segments;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications;

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations;

•	Changes in the value of underlying collateral for collateral dependent loans;

•	Changes in the political and regulatory environment;

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices;

•	Changes in the experience, ability and depth of lending management and staff; and

•	Changes in the quality and breadth of the loan review process.

The qualitative analysis at June 30, 2010 indicated a general reserve of $7.1 million compared with $8.7 million at December 31, 2009. This decrease was mainly driven by improved cash flow and operating results of borrowers in the first half of 2010 resulting in lower classified loans and delinquencies. Management believes that the overall economy and operating environment has stabilized in our markets but still recognizes that high unemployment and declining real estate values in the Midwest remain a concern. While management has seen a reduction in unemployment in its market area, the majority of the counties it serves remain well into double digits. The unemployment rates for June 2010 for the following counties in Ohio were: Allen 11.1%, Defiance 12.3%, Fulton 11.9%, Hancock 9.7%, Henry 12.1%, Lucas 12.0%, Ottawa 11.1%, Paulding 11.4%, Putnam 9.4%, Seneca 11.5%, Williams 13.0% and Wood 10.3%. These rates compare to unemployment rates in December 2009 of the following counties in Ohio were: Allen 11.6%, Defiance 12.8%, Fulton 14.3%, Hancock 9.6%, Henry 13.9%, Lucas 12.3%, Ottawa 17.3%, Paulding 12.7%, Putnam 11.0%, Seneca 13.0%, Williams 14.9% and Wood 11.1%. The Company operates in two counties in Michigan, Hillsdale and Lenawee. The unemployment rate in Hillsdale county was 15.4% in June 2010 compared to 18.2% in December 2009, and the unemployment rate in Lenawee county was 14.7% in June 2010 compared to 16.6% in December 2009. The Company operates in one county in Indiana, Allen, which had an unemployment rate of 10.4% in June 2010 compared to 10.0% in December 2009.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the second quarter of 2010 was $5.4 million, compared to $4.0 million for the same period in 2009. The allowance for loan losses was $38.9 million and $36.5 million and represented 2.47% and 2.26% of loans, net of undisbursed loan funds and deferred fees and costs, as of June 30, 2010 and December 31, 2009, respectively. That increase was mainly the result of the deterioration of economic conditions that continued throughout 2009 and into 2010, posing many challenges for the banking industry. Real estate values have declined and some collateral dependent loans no longer have enough collateral value to support the outstanding balance. Management has expanded its credit monitoring functions even further beyond its traditionally strong focus. Additional asset review functions and more delinquent loan reporting requirements have been added to assist in this monitoring. Management will continually review credit concentrations by the industry and has placed lower limits on lending within certain types of loan categories. Management has also segmented the commercial real estate portfolio to track the general performance of these segments to further refine the predictive process of identifying potential problem loans. The provision was offset by charge offs of $3.9 million against specific reserves and $1.8 million against general reserves and recoveries of $135,000, resulting in a slight decrease to the overall allowance for loan loss of $128,000 from March 31, 2010. In management’s opinion, the overall allowance for loan losses of $38.9 million as of June 30, 2010 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the second quarter of 2010, First Defiance recorded OREO write-downs that totaled $607,000 compared to write-downs of $374,000 for the same period in 2009. These write-downs are primarily a result of management’s decision to decrease the liquidation values in an effort to spur interest in our market areas to sell these properties. These amounts are included in other non-interest expense. Management believes that the values recorded at June 30, 2010 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $114.4 million at June 30, 2010, compared to $128.9 million at December 31, 2009. At June 30, 2010, a total of $48.8 million of loans are classified as substandard for which a specific reserve is required. A total of $63.3 million in additional credits were classified as substandard at June 30, 2010 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also has classified $2.3 million of loans doubtful at June 30, 2010. By contrast, at December 31, 2009, a total of $46.3 million of loans were classified as substandard for which a specific reserve is required. A total of $78.0 million in additional credits were classified as substandard at December 31, 2009 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also had classified $4.6 million of loans doubtful at December 31, 2009.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 95.41% at June 30, 2010 compared with 76.29% at December 31, 2009. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at June 30, 2010 are appropriate.

At June 30, 2010, First Defiance had total non-performing assets of $53.5 million, compared to $61.4 million at December 31, 2009. Non-performing assets include loans that are 90 days past due, restructured loans and real estate and other assets held for sale. Non-performing assets at June 30, 2010 and December 31, 2009 by category were as follows:

Table 1 – Nonperforming Assets

	June 30, 2010	December 31, 2009

	(In thousands)
Non-performing loans:
Residential	$6,457	$5,349
Construction	254	675
Commercial real estate	17,912	24,042
Commercial	6,898	10,615
Consumer	17	59
Home Equity and improvement	266	451
Restructured loans, still accruing	8,918	6,715

Total non-performing loans	40,722	47,906
Real estate owned and repossessed assets	12,735	13,527

Total non-performing assets	$53,457	$61,433

The decrease in non-performing loans between December 31, 2009 and June 30, 2010 is primarily in commercial real estate and commercial loans. The combined balance of these types of non-performing loans was $9.8 million lower at June 30, 2010 compared to December 31, 2009.

Non-performing loans in the residential, commercial real estate and commercial loan categories represent 2.97%, 2.27% and 1.89% of the total loans in those categories respectively at June 30, 2010 compared to 2.35%, 2.98% and 2.80% respectively for the same categories at December 31, 2009. With the level of non-performing loans decreasing quarter over quarter, management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the second quarter of 2010 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

Asset quality ratios for First Defiance were as follows at June 30, 2010 and December 31, 2009:

Table 2 – Nonperforming Asset Ratios

	June 30, 2010	December 31, 2009
Allowance for loan losses as a percentage of total loans*	2.47%	2.26%
Allowance for loan losses as a percentage of non-performing assets	72.68%	59.49%
Allowance for loan losses as a percentage of non-performing loans	95.41%	76.29%
Total non-performing assets as a percentage of total assets	2.62%	2.99%
Total non-performing loans as a percentage of total loans*	2.59%	2.96%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

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

The following table discloses charge-offs, recoveries and provision expense for the quarter ended June 30, 2010 by loan category ($ in thousands).

Table 3 – Charge-offs, Recoveries and Provision by Category

Quarter Ended June 30, 2010	Commercial Real Estate	Commercial	Consumer	Residential	Construction	Home Equity and improvement	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$9,247	$6,095	$68	$3,617	$157	$300	$19,484
Charge-Offs	(152)	(2,839)	(3)	(861)	—	(78)	(3,933)

Recoveries	—	—	—	—	—	—	—
Provisions	1,113	1,019	(16)	1,136	3	105	3,360

Ending Specific Allocations	$10,208	$4,275	$49	$3,892	$160	$327	$18,911

Allowance for loans collectively evaluated
Beginning General Allocations	$10,114	$4,578	$334	$2,468	$560	$1,442	$19,496
Charge-Offs	(1,092)	(313)	(13)	(274)	—	(78)	(1,770)
Recoveries	—	35	28	33	—	39	135
Provisions	707	1,806	97	466	(506)	(490)	2,080

Ending General Allocations	$9,729	$6,106	$446	$2,693	$54	$913	$19,941

The following table details net charge-offs and nonaccrual loans by loan type. For the three months ended and as of June 30, 2010, commercial real estate, which represented 49.9% of total loans, accounted for 22.3% of net charge-offs and 56.3% of nonaccrual loans, and commercial loans, which represented 23.0% of total loans, accounted for 56.0% of net charge-offs and 21.7% of nonaccrual loans. For the three months ended and as of June 30, 2009, commercial real estate, which represented 47.4% of total loans, accounted for 53.9% of net charge-offs and 72.3% of nonaccrual loans, and commercial loans, which represented 23.6% of total loans, accounted for 23.8% of net charge-offs and 10.1% of nonaccrual loans.

Table 4 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended June 30, 2010		As of June 30, 2010
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans

	(in thousands)		(in thousands)
Residential	$1,101	19.8%	$6,457	20.3%

Construction	—	0.0%	254	0.8%
Commercial real estate	1,243	22.3%	17,912	56.3%
Commercial	3,118	56.0%	6,898	21.7%
Consumer	(12)	(0.2)%	17	0.1%
Home equity and improvement	118	2.1%	266	0.8%

Total	$5,568	100.0%	$31,804	100.0%

	For the Three Months Ended June 30, 2009		As of June 30, 2009
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans

	(in thousands)		(in thousands)
Residential	$501	13.1%	$5,541	15.6%

Construction	—	0.0%	60	0.2%
Commercial real estate	2,057	53.9%	25,672	72.3%
Commercial	911	23.8%	3,589	10.1%
Consumer	52	1.4%	39	0.1%
Home equity and improvement	298	7.8%	627	1.7%

Total	$3,819	100.0%	$35,528	100.0%

Credit Quality Profile

The following table discloses the period end balances for the loan portfolio by payment status as of June 30, 2010 and December 31, 2009.

Table 5 – Credit Quality Profile

	Total Balance	Current and Performing	30 to 89 days past due*	Non Accrual Loans	Troubled Debt Restructuring	Non Accrual %	> 30 Days Past Due and Non Accrual %
	(dollars in thousands)

June 30, 2010

Residential	$217,603	$202,472	$4,790	$6,457	$3,884	2.97%	5.17%

Construction	43.333	43,079	—	254	—	0.59%	0.59%

Commercial real estate	790,521	763,913	4,057	17,912	4,639	2.27%	2.78%

Commercial	364,281	356,500	508	6,898	375	1.89%	2.03%

Consumer finance	28,961	28,767	177	17	—	0.06%	0.67%

Home equity and improvement	140,969	139,219	1,464	266	20	0.19%	1.23%

Total loans	$1,585,668	$1,533,950	$10,996	$31,804	$8,918	2.01%	2.70%

Total Number of Loans	20,910	20,473	184	213	40

December 31, 2009

Residential	$227,592	$215,209	$4,333	$5,349	$2,701	2.35%	4.25%

Construction	48,625	47,950	—	675	—	1.39%	1.39%

Commercial real estate	806,890	775,604	3,280	24,042	3,964	2.98%	3.39%

Commercial	379,408	367,592	1,151	10,615	50	2.80%	3.10%

Consumer finance	34,105	33,669	377	59	—	0.17%	1.28%

Home equity and improvement	147,977	145,481	2,045	451	—	0.30%	1.69%

Total loans	$1,644,597	$1,585,505	$11,186	$41,191	$6,715	2.51%	3.18%

Total Number of Loans	22,109	21,504	281	283	41

*

There are 5 residential loans totaling $640,000 and 5 commercial real estate loans totaling $1,836,000 that are not included in the 30 to 89 days past due column as they are classified as troubled debt and are included in that category at June 30, 2010. At December 31, 2009, there was 1 such residential loan with a balance of $385,000.

The table below is the credit risk profile trend for the last five quarters using the Company’s internally assigned loan grades. This table was created using data required to be compliant with the Company’s reporting on the thrift financial report.

Table 6 – Credit Risk Profile Trend

Commercial Real Estate
	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Grade
Pass	$686,323	$690,172	$698,903	$695,848	$650,573
Special Mention	46,272	41,401	35,780	30,672	38,429

Substandard/Doubtful	57,926	65,876	72,207	75,914	79,634

Total by Exposure	$790,521	$797,449	$806,890	$802,434	$768,636

Commercial
	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Grade
Pass	$307,791	$294,765	$322,152	$333,797	$338,026
Special Mention	24,172	23,029	22,441	12,479	17,102

Substandard/Doubtful	32,318	35,129	34,815	25,605	27,306

Total by Exposure	$364,281	$352,923	$379,408	$371,881	$382,434

Residential
	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Grade
Pass	$191,796	$196,452	$203,649	$212,140	$214,982
Special Mention	4,778	5,372	3,897	3,769	4,585

Substandard/Doubtful	21,029	20,275	20,046	18,049	18,433

Total by Exposure	$217,603	$222,099	$227,592	$233,958	$238,000

Construction
	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Grade
Pass	$40,652	$42,129	$45,091	$50,655	$40,985
Special Mention	403	403	2,768	2,850	2,850

Substandard/Doubtful	2,278	3,837	766	100	835

Total by Exposure	$43,333	$46,369	$48,625	$53,605	$44,670

Consumer
	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Grade
Pass	$28,832	$31,600	$33,935	$36,132	$37,924
Special Mention	—	—	—	—	—

Substandard/Doubtful	129	118	170	284	150

Total by Exposure	$28,961	$31,718	$34,105	$36,416	$38,074

Home Equity and Improvement
	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Grade
Pass	$140,223	$143,371	$147,076	$148,805	$149,839
Special Mention	—	—	—	—	—

Substandard/Doubtful	746	1,455	901	1,574	1,374

Total by Exposure	$140,969	$144,826	$147,977	$150,379	$151,213

Total
	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Grade
Pass	$1,395,617	$1,398,489	$1,450,806	$1,477,377	$1,432,329
Special Mention	75,625	70,205	64,886	49,770	62,966
Substandard/Doubtful	114,426	126,690	128,905	121,526	127,732

Total by Exposure	$1,585,668	$1,595,384	$1,644,597	$1,648,673	$1,623,027

The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

Table 7 – Allowance for Loan Loss Activity

	For the Quarter Ended
	2nd 2010	1st 2010	4th 2009	3rd 2009	2nd 2009
	(Dollars in Thousands)
Allowance at beginning of period	$38,980	$36,547	$31,248	$25,840	$25,694
Provision for credit losses	5,440	6,889	8,470	8,051	3,965
Charge-offs:
Residential	1,135	326	884	744	505
Commercial real estate	1,243	3,191	1,912	1,152	2,066
Commercial	3,153	735	354	658	950
Consumer finance	16	25	75	39	83
Home equity and improvement	156	399	135	196	301

Total charge-offs	5,703	4,676	3,360	2,789	3,905
Recoveries	135	220	189	146	86

Net charge-offs	5,568	4,456	3,171	2,643	3,819

Ending allowance	$38,852	$38,980	$36,547	$31,248	$25,840

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated.

Table 8 – Allowance for Loan Loss Allocation by Loan Category

	June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category

Residential	$6,585	16.95%	$6,093	13.92%	$5,827	13.84%	$5,395	14.19%	$4,735	14.66%
Construction	214	0.55%	717	2.91%	221	2.96%	113	3.25%	101	2.75%
Commercial real estate	19,939	51.32%	19,354	49.98%	18,876	49.06%	16,107	48.67%	12,918	47.36%
Commercial	10,381	26.72%	10,672	22.12%	9,444	23.07%	7,183	22.56%	5,808	23.56%
Consumer	494	1.27%	402	1.99%	515	2.07%	618	2.21%	672	2.35%
Home equity and improvement	1,239	3.19%	1,742	9.08%	1,664	9.00%	1,832	9.12%	1,606	9.32%

	$38,852	100.00%	$38,980	100.00%	$36,547	100.00%	$31,248	100.00%	$25,840	100.00%

Key Asset Quality Ratio Trends

Table 9 – Key Asset Quality Ratio Trends

	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Allowance for loan losses / loans*	2.47%	2.47%	2.26%	1.92%	1.60%
Allowance for loan losses to net charge-offs	697.77%	874.78%	1,152.54%	1,182.29%	676.62%
Allowance for loan losses / non-performing assets	72.68%	73.05%	59.49%	63.23%	52.80%
Allowance for loan losses / non-performing loans	95.41%	96.03%	76.29%	78.00%	64.00%
Non-performing assets / loans plus REO*	3.37%	3.36%	3.77%	3.03%	3.02%
Non-performing assets / total assets	2.62%	2.59%	2.99%	2.45%	2.42%
Net charge-offs / average loans (annualized)	1.44%	1.14%	0.79%	0.66%	0.96%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income decreased $2.6 million to $5.8 million in the second quarter of 2010 compared to the same period in 2009 due primarily to a decrease in mortgage banking income.

Service Fees. Service fees and other charges increased by $71,000 or 2.1% in the 2010 second quarter compared to the same period in 2009. The increase can be attributed to customers utilizing their debit cards more routinely, resulting in an increase in debit card fee income.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, federal rules will prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”). Fee income recorded for the quarters ending June 30, 2010 and 2009 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $2.0 million and $2.1 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $78,000 at June 30, 2010, $114,000 at December 31, 2009 and $110,000 at June 30, 2009.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $3.0 million to $1.0 million for the second quarter of 2010 compared to $4.0 million for the same period of 2009. This decrease was primarily due to lower loan origination volume for the quarter, the result of lower refinancing activity due to higher interest rates on conforming saleable mortgage-based products in the second quarter of 2010 compared to the same period in 2009. Gains realized from the sale of mortgage loans declined drastically in the second quarter of 2010 to $1.2 million from $2.9 million in the second quarter of 2009. Mortgage loan servicing revenue increased $59,000 in the second quarter of 2010 compared to the second quarter of 2009. The decrease in gains were partially offset by expense decreases of $744,000 for the amortization of mortgage servicing rights due to the lower refinance activity during the second quarter of 2010. The Company recorded a negative valuation adjustment of $571,000 on mortgage servicing rights in the second quarter of 2010 compared to a positive valuation adjustment of $1,520,000 in the second quarter of 2009. This was driven by a steady decrease in market mortgage rates late in the second quarter of 2010. This decrease in rates increased the assumed prepayment speed of the mortgage servicing rights.

Loss on Sale or Write-Down of Securities. Non-interest income also includes investment securities gains or losses. In the second quarter of 2010, First Defiance recognized other-than-temporary impairment (“OTTI”) charges of $71,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be fully recovered. The OTTI charge related to two Trust Preferred Collateralized Debt Obligation (“CDO”) investments with a remaining book value of $1.6 million. In the second quarter of 2009, First Defiance recognized OTTI charges of $875,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. The OTTI charge related to four CDOs with a remaining book value of $2.3 million. In the second quarter of 2009, four available for sale securities were sold for a gain of $125,000.

Non-Interest Expense.

Non-interest expense decreased to $15.0 million for the second quarter of 2010 compared to $16.1 million for the same period in 2009.

Compensation and Benefits. Compensation and benefits decreased to $6.6 million for the quarter ended June 30, 2010 from $7.6 million for the same period in 2009. The decrease is mainly attributable to a reduction in variable compensation due to the second quarter 2010 performance of the Company not meeting its target as well as a reduction in employees.

FDIC insurance premium. FDIC insurance expense decreased to $929,000 in the second quarter of 2010 from $1.5 million in the same period of 2009. This was the result of a $904,000 special assessment in the second quarter of 2009 partially offset by FDIC rate increases and higher insured deposit balances.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $662,000 to $5.8 million for the quarter ended June 30, 2010 from $5.1 million for the same period in 2009. Increases between the 2010 and 2009 second quarters include an increase in credit, collection and OREO expenses of $265,000 for other real estate owned and repossessed assets and $346,000 of expenses incurred related to the core system conversion scheduled for the fourth quarter of 2010. The following table below shows the quarterly ending balances of these major expense categories.

Table 10 – Key Quarterly Non-Interest Expense Variances

3 Months Ended	6-30-10	3-31-10	12-31-09	9-30-09	6-30-09
Credit and Collection Expense	$355,559	$349,435	$300,065	$344,255	$254,839
REO Expenses	698,710	798,394	351,436	863,245	534,048
Core Conversion Costs	346,189	71,106	—	—	—

Credit and collection expenses are mainly legal costs incurred in the normal course of collecting a debt. REO expenses are mainly the write-downs taken primarily due to a change in the value of the foreclosed asset as well as costs to maintain the property such as real estate taxes and repairs. Core conversion expenses are mainly consulting expenses, deconversion fees and training costs.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the second quarter of 2010 was 63.40% compared to 63.06% for the second quarter of 2009.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 28.18% for the quarter ended June 30, 2010 compared to 34.66% for the same period in 2009. The decline in the effective tax rate for the quarter ended June 30, 2010 is due to the increase in nontaxable life insurance and municipal security income in the current period.

Six Months Ended June 30, 2010 and 2009

On a consolidated basis, First Defiance’s net income for the six months ended June 30, 2010 of $3.6 million compared to income of $6.3 million for the comparable period in 2009. Net income applicable to common shares was $2.6 million for the six months ended June 30, 2010 compared to $5.3 million for the comparable period in 2009. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2010 were $0.32 and $0.31, respectively, compared to basic and diluted earnings per common share of $0.65 for the six months ended June 30, 2009.

Net Interest Income.

Net interest income was $34.6 million for the six months ended June 30, 2010 compared to $32.2 million for the same period in 2009. For the six month period ended June 30, 2010, total interest income was $48.5 million, a $1.5 million decrease from the same period in 2009. Despite average earning assets increasing $33.4 million in the first six months of 2010, the average yield declined 23 basis points as a result of a lower rate environment.

Interest expense decreased by $3.9 million to $13.8 million for the six months ended June 30, 2010 compared to $17.7 million in the first half of 2009. While the average balance of interest-bearing liabilities increased by $27.4 million between the first halves of 2009 and 2010, the expense associated with the higher balance was more than offset by a decline in the average cost of interest-bearing deposits for the six months ending June 30, 2010, to 1.52%, a 56 basis point decrease from the 2.08% average cost in the first half of 2009. This decline is the result of the continued low rate environment which has given management opportunities to re-price on the liability side.

Provision for Loan Losses.

The provision for loan losses was $12.3 million for the six months ended June 30, 2010, compared to $6.7 million during the six months ended June 30, 2009. The year over year increase was primarily the result of the deterioration of a number of large credits in the commercial loan portfolio along with a decline in the overall economy in the Company’s primary market area. Charge-offs for the first half of 2010 were $10.4 million and recoveries of previously charged off loans totaled $355,000 for net charge-offs of $10.0 million. By comparison, $5.7 million of charge-offs were recorded in the same period of 2009 and $214,000 of recoveries were realized for net charge-offs of $5.5 million.

Non-Interest Income.

Total non-interest income decreased to $12.6 million for the six months ended June 30, 2010 from $15.2 million recognized in the same period of 2009.

Service Fees. Service fees and other charges increased by $143,000 or 2.2% in the six months ended June 30, 2010 compared to the same period in 2009. The increase is primarily related to an overall increase in the number of accounts serviced period over period.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased 58% to $2.8 million for the six months ended June 30, 2010 from $6.7 million for the same period of 2009. Gains realized from the sale of mortgage loans decreased $3.3 million to $2.4 million for the first half of 2010 from $5.7 million during the same period of 2009. Mortgage loan servicing revenue increased $118,000 in the first half of 2010 compared to the same period of 2009. The decrease in gains were partially offset by expense decreases of $1.3 million for the amortization of mortgage servicing rights in the first half of 2010 when compared to 2009. The Company recorded a negative valuation adjustment of $250,000 in the first half of 2010 compared to a positive adjustment of $1.7 million in the first half of 2009. The mortgage servicing rights valuation was driven by a steady decline in market mortgage rates late in the second quarter of 2010.

Insurance and Investment Sales Commission. Insurance and investment sales commission income decreased $399,000, to $2.4 million for the six months ended June 30, 2010, from $2.8 million during the same period of 2009. This is the result of receiving less contingent commission income in the first half of 2010 compared to the first half of 2009. In 2010, $104,000 was received compared to $432,000 in 2009.

Loss on Securities. Non-interest income was reduced in the first half of 2010 by $135,000 as First Defiance recognized $141,000 of other-than-temporary impairment charges for certain impaired investment securities partially offset by the gain on sale of $6,000 from available for sale securities. In the first half of 2009, $1.5 million of OTTI charges were recorded on impaired investments, partially offset by the $125,000 gain recorded from the sale of available for sale securities.

Non-Interest Expense.

Non-interest expense decreased to $29.9 million for the first six months of 2010 compared to $31.1 million for the same period in 2009. The year-to-date 2010 amount includes $37,000 of non-recurring costs associated with the acquisition of a group medical benefits line of business in May 2010.

Compensation and Benefits. Compensation and benefits decreased to $13.0 million for the first six months ended June 30, 2010 from $15.0 million for the same period in 2009. A significant part of this decrease relates to management’s decision to preemptively reduce staff levels as well as to allow attrition to reduce staffing levels. The Company had 497 full-time equivalent employees as of June 30, 2010 compared to 536 as of June 30, 2009.

Occupancy. Occupancy costs decreased $512,000 in the first six months of 2010. This decrease can be attributable to the cost savings from closing several branches in January 2010 as previously announced in the Company’s 2009 10-K.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $1.2 million to $11.3 million for the first six months of 2010 from $10.1 million for the same period in 2009. Significant increases between the first six months of 2010 and 2009 include an increase in credit, collection and OREO expenses of $699,000 for other real estate owned and repossessed assets and $417,000 of expenses related to the core system conversion that will take place later in 2010. These costs were partially offset by a decrease in office supply expense (down $42,000) and country club memberships (down $24,000) as a direct result of management’s cost control initiative.

Table 11 – Key Year-To-Date Non-Interest Expense Variances

6 Months Ended	6-30-10	6-30-09
Credit and Collection Expense	$704,994	$472,526
REO Expenses	1,497,104	1,030,149
Core Conversion Costs	417,295	—

Credit and collection expenses are mainly legal costs incurred in the normal course of collecting a debt. REO expenses are mainly the write-downs taken primarily due to a change in the value of the foreclosed asset as well as costs to maintain the property such as real estate taxes and repairs. Core conversion expenses are mainly consulting expenses, deconversion fees and training costs.

The efficiency ratio for the first half of 2010 was 62.32% compared to 63.07% for the same period of 2009.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $11.3 million of cash provided by operating activities during the first six months of 2010. The Company’s cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At June 30, 2010, First Defiance had $79.3 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $242.0 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $34.9 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by June 30, 2011 is $412.9 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -300 basis points to +300 basis points. The likelihood of a decrease in rates as of June 30, 2010 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the six months ended June 30, 2010 and the year-ended December 31, 2009.

June 30, 2010 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 300 bp	264,970	(17,423)	(6.17)%
+ 200 bp	273,217	(9,176)	(3.25)%
+ 100 bp	279,588	(2,805)	(0.99)%
0 bp	282,393	—	—

December 31, 2009 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 300 bp	263,012	(9,820)	(3.60)%
+ 200 bp	267,908	(4,924)	(1.80)%
+ 100 bp	270,927	(1,905)	(0.70)%
0 bp	272,932	—	—

Capital Resources

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal’s compliance with each of the capital requirements at June 30, 2010 (in thousands).

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized
Regulatory capital	$209,647	$209,647	$231,182	$231,182
Minimum required regulatory capital	78,902	98,628	136,924	171,156

Excess regulatory capital	$130,745	$111,019	$94,258	$60,026

Regulatory capital as a percentage of assets (1)	10.63%	10.63%	13.51%	13.51%
Minimum capital required as a percentage of assets	4.00%	5.00%	8.00%	10.00%

Excess regulatory capital as a percentage of assets	6.63%	5.63%	5.51%	3.51%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.0 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.7 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies, which are identified and discussed in detail in the Company’s Annual Report on Form 10-K, include the Allowance for Loan Losses, Valuation of Securities, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2010.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis point shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points (which is consistent with management’s estimate of the range of potential interest rate fluctuations) over a 12 month period, using June 30, 2010 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

First Defiance will be monitoring its exposure to interest rate risk on a more robust basis on a quarterly basis going forward. By using multiple simulation techniques to analyze the effect of a presumed 100, 200, 300 and 400 basis point shift in interest rates taking into consideration account level prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements.

Item 4. Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this report, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

First Defiance did not have any common stock repurchases during the first six months of 2010, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the CPP prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 10.1 First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 7, 2010)

Exhibit 10.2 First Defiance Financial Corp. 2010 Equity Incentive Plan (Incorporated by reference to Annex A to the 2010 Proxy Statement filed on March 19, 2010)

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

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

First Defiance Financial Corp. (Registrant)

Date: August 6, 2010	By:	/s/ William J. Small
William J. Small
Chairman, President and Chief Executive Officer
Date: August 6, 2010
	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer