Form 10-Q
period 2010-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2010-11-02
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address or principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 8,117,770 shares outstanding at October 29, 2010.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number
PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – September 30, 2010 and December 31, 2009	2

	Consolidated Condensed Statements of Income - Three and nine months ended September 30, 2010 and 2009	4

	Consolidated Condensed Statements of Changes in Stockholders’ Equity – Nine months ended September 30, 2010 and 2009	5

	Consolidated Condensed Statements of Cash Flows - Nine months ended September 30, 2010 and 2009	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60

Item 4.	Controls and Procedures	60

PART II-OTHER INFORMATION:

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults upon Senior Securities	61

Item 4.	(Removed and Reserved)	61

Item 5.	Other Information	61

Item 6.	Exhibits	62

	Signatures	63

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$31,662	$29,613
Interest-bearing deposits	117,000	91,503

	148,662	121,116
Securities:
Available-for-sale, carried at fair value	156,355	137,458
Held-to-maturity, carried at amortized cost (fair value $947 and $1,958 at September 30, 2010 and December 31, 2009, respectively)	918	1,920

	157,273	139,378
Loans held for sale	21,613	10,346
Loans receivable, net of allowance of $41,343 at September 30, 2010 and $36,547 at December 31, 2009, respectively	1,508,334	1,580,575
Accrued interest receivable	7,248	6,851
Federal Home Loan Bank stock	21,376	21,376
Bank owned life insurance	32,751	30,804
Premises and equipment	42,276	43,597
Real estate and other assets held for sale	11,127	13,527
Goodwill	57,556	56,585
Core deposit and other intangibles	6,485	6,888
Mortgage servicing rights	8,289	8,958
Deferred taxes	4,865	3,289
Other assets	14,384	14,233

Total assets	$2,042,239	$2,057,523

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,590,648	$1,580,226
Advances from the Federal Home Loan Bank	116,896	146,927
Securities sold under repurchase agreements	41,923	48,398
Subordinated debentures	36,083	36,083
Advance payments by borrowers	501	665
Other liabilities	15,159	11,138

Total liabilities	1,801,210	1,823,437

Stockholders’ equity:

Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,236, net of discount	36,418	36,293

Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 8,117,770 and 8,117,520 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	140,808	140,677
Accumulated other comprehensive income (loss), net of tax of $1,184 and $(85), respectively	2,198	(158)
Retained earnings	133,228	128,900
Treasury stock, at cost, 4,621,726 and 4,621,976 shares respectively	(72,628)	(72,631)

Total stockholders’ equity	241,029	234,086

Total liabilities and stockholders’ equity	$2,042,239	$2,057,523

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Loans	$22,230	$23,766	$67,104	$70,229
Investment securities:
Taxable	1,022	949	3,091	3,028
Non-taxable	512	473	1,465	1,360
Interest-bearing deposits	68	41	198	89
FHLB stock dividends	225	258	678	726

Total interest income	24,057	25,487	72,536	75,432
Interest Expense
Deposits	4,667	6,163	15,192	20,206
FHLB advances and other	1,187	1,267	3,625	3,865
Subordinated debentures	332	344	982	1,139
Notes payable	109	140	329	433

Total interest expense	6,295	7,914	20,128	25,643

Net interest income	17,762	17,573	52,408	49,789
Provision for loan losses	5,196	8,051	17,525	14,762

Net interest income after provision for loan losses	12,566	9,522	34,883	35,027
Non-interest Income
Service fees and other charges	3,301	3,577	9,856	9,989
Insurance commission income	1,421	1,129	3,838	3,945
Mortgage banking income	2,322	980	5,114	7,677
Gain on sale of non-mortgage loans	10	151	97	251
Gain on sale or call of securities	—	154	6	279
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	(190)	(1,052)	(331)	(2,780)
Losses recognized in other comprehensive income	—	58	—	239

Net impairment loss recognized in earnings	(190)	(994)	(331)	(2,541)
Trust income	118	101	372	306
Income from Bank Owned Life Insurance	226	201	917	338
Other non-interest income	271	257	167	475

Total non-interest income	7,479	5,556	20,036	20,719
Non-interest Expense
Compensation and benefits	7,114	6,551	20,161	21,501
Occupancy	1,734	1,860	5,264	5,901
FDIC insurance premium	907	649	2,881	2,713
State franchise tax	542	571	1,621	1,668
Data processing	1,186	1,100	3,556	3,330
Acquisition related charges	16	—	53	—
Amortization of intangibles	356	355	1,139	1,101
Other non-interest expense	5,247	3,700	12,303	9,701

Total non-interest expense	17,102	14,786	46,978	45,915

Income before income taxes	2,943	292	7,941	9,831
Federal income taxes	668	(37)	2,100	3,193

Net Income	$2,275	$329	$5,841	$6,638

Dividends accrued on preferred shares	$(463)	$(473)	$(1,388)	$(1,403)
Accretion on preferred shares	$(43)	$(40)	$(125)	$(118)

Net income (loss) applicable to common shares	$1,769	$(184)	$4,328	$5,117

Earnings (loss) per common share (Note 7)
Basic	$0.22	$(0.02)	$0.53	$0.63
Diluted	$0.22	$(0.02)	$0.53	$0.63
Dividends declared per share (Note 6)	$—	$0.04	$—	$0.295
Average shares outstanding (Note 7)
Basic	8,118	8,117	8,118	8,117
Diluted	8,118	8,117	8,143	8,172

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

	Preferred Stock	Common Stock	Common Stock Warrant	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2010	$36,293	$127	$878	$(72,631)	$140,677	$(158)	$128,900	$234,086
Comprehensive income:
Net income	—	—	—	—	—	—	5,841	5,841
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $1,270	—	—	—	—	—	2,356	—	2,356

Total comprehensive income								8,197
Stock option expense	—	—	—	—	131	—	—	131
Stock options exercised	—	—	—	3	—	—	—	3
Preferred Stock Dividends	—	—	—	—	—	—	(1,388)	(1,388)
Accretion on preferred shares	125	—	—	—	—	—	(125)	—

Balance at September 30, 2010	$36,418	$127	$878	$(72,628)	$140,808	$2,198	$133,228	$241,029

Balance at January 1, 2009	$36,134	$127	$878	$(72,638)	$140,447	$(1,904)	$126,115	$229,159
Comprehensive income:
Net income	—	—	—	—	—	—	6,638	6,638
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $1,265	—	—	—	—	—	2,350	—	2,350

Total comprehensive income								8,988
Stock option expense	—	—	—	—	175	—	—	175
Stock options exercised	—	—	—	7	—	—	(2)	5
Preferred stock dividends	—	—	—	—	—	—	(1,403)	(1,403)
Accretion on preferred shares	118	—	—	—	—	—	(118)	—
Common stock dividends declared	—	—	—	—	—	—	(2,395)	(2,395)

Balance at September 30, 2009	$36,252	$127	$878	$(72,631)	$140,622	$446	$128,835	$234,529

See Accompanying Notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income	$5,841	$6,638
Items not requiring (providing) cash
Provision for loan losses	17,525	14,762
Depreciation	2,543	2,876
Amortization of mortgage servicing rights, net of impairment (recoveries)	2,411	1,708
Amortization of core deposit and other intangible assets	1,139	1,102
Net amortization of premiums and discounts on loans and deposits	819	582
Amortization of premiums and discounts on securities	348	(400)
Change in deferred taxes	(2,845)	(2,235)
Proceeds from the sale of loans held for sale	229,192	427,095
Originations of loans held for sale	(236,939)	(436,646)
Gain from sale of loans	(5,359)	(7,527)
OTTI losses on investment securities	331	2,262
Gain from sale or call of securities	(6)
Loss on sale or write-down of real estate and other assets held for sale	2,653	1,226
Loss on sale of premises and equipment	1	6
Stock option expense	131	175
Income from bank owned life insurance	(649)	(338)
Gain on life insurance	(268)	—
Changes in:
Accrued interest receivable	(397)	(817)
Other assets	(151)	(1,468)
Other liabilities	887	(944)

Net cash provided by (used in) operating activities	17,207	8,057

Investing Activities
Proceeds from maturities of held-to-maturity securities	1,002	89
Proceeds from maturities, calls and pay-downs of available-for-sale securities	31,528	18,036
Proceeds from sale of real estate and other assets held for sale	8,311	3,330
Proceeds from the sale of available-for-sale securities	28	6,383
Proceeds from sale of non-mortgage loans	6,653	6,103
Purchases of available-for-sale securities	(47,501)	(32,075)
Purchases of bank owned life insurance	(1,758)	(1,500)
Proceeds from bank owned life insurance	728	—
Purchases of premises and equipment, net	(1,223)	(1,498)
Net cash paid for group benefits line of business	(1,500)	—
Net decrease (increase) in loans receivable	38,717	(28,030)

Net cash provided by (used in) investing activities	34,985	(30,062)

Financing Activities
Net increase in deposits and advance payments by borrowers	10,317	73,203
Repayment of Federal Home Loan Bank long-term advances	(30,031)	(30)
Net increase (decrease) in Federal Home Loan Bank short-term advances	—	(9,100)
Increase (decrease) in securities sold under repurchase agreements	(6,475)	(6,174)
Net change in secured borrowings	2,928	—
Proceeds from the exercise of stock options	3	5
Cash dividends paid on common stock	—	(3,450)
Cash dividends paid on preferred stock	(1,388)	(1,285)

Net cash provided by (used in) financing activities	(24,646)	53,169

Increase (decrease) in cash and cash equivalents	27,546	31,164
Cash and cash equivalents at beginning of period	121,116	46,152

Cash and cash equivalents at end of period	$148,662	$77,316

Supplemental cash flow information:
Interest paid	$20,425	$26,322

Income taxes paid	$4,650	$6,600

Transfers from loans to other real estate owned and other assets held for sale	$10,086	$6,908

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at September 30, 2010 and 2009)

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

The accompanying consolidated condensed financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss) (“OCI”). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in other comprehensive income (loss) are reported net of tax. Following is a summary of other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$2,275	$329	$5,841	$6,638
Change in securities available-for-sale (AFS):
Unrealized gains (losses) on securities AFS for which other-than-temporary impairment losses have been recognized in income	(151)	(350)	(232)	(1,864)
Other-than-temporary impairment losses on AFS realized in income	190	994	331	2,541

Net unrealized gains (losses)	39	664	99	677
Unrealized holding gains (losses) on securities AFS arising during the period	1,097	2,983	3,533	3,217
Reclassification adjustment for (gains) losses realized in income	—	(154)	(6)	(279)

Net unrealized gains (losses)	1,097	2,829	3,527	2,938

Income tax effect	(397)	(1,214)	(1,270)	(1,265)

Other comprehensive income (loss)	738	2,259	2,356	2,350

Comprehensive income	$3,013	$2,588	$8,197	$8,988

The following table summarizes the changes within each classification of accumulated other comprehensive income for the nine months ended September 30, 2010 and 2009:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2009	$468	$(626)	$(158)
Other comprehensive income (loss), net	2,356	—	2,356

Balance at September 30, 2010	$2,824	$(626)	$2,198

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2008	$(1,100)	$(804)	$(1,904)
Other comprehensive income (loss), net	2,350	—	2,350

Balance at September 30, 2009	$1,250	$(804)	$446

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$11,109	$—	$11,109
Mortgage-backed – residential	—	36,519	—	36,519
REMICs	—	3,598	—	3,598
Collateralized mortgage obligations	—	51,566	—	51,566
Trust preferred stock	—	—	1,432	1,432
Preferred stock	35	—	—	35
Obligations of state and political subdivisions	—	52,096	—	52,096
Mortgage banking derivative – asset	—	1,376	—	1,376
Mortgage banking derivative – liability	—	132	—	132

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$14,251	$—	$14,251
Mortgage-backed – residential	—	31,504	—	31,504
REMICs	—	3,923	—	3,923
Collateralized mortgage obligations	—	41,371	—	41,371
Trust preferred stock	—	—	1,589	1,589
Preferred stock	87	—	—	87
Obligations of state and political subdivisions	—	44,733	—	44,733
Mortgage banking derivative – asset	—	380	—	380
Mortgage banking derivative – liability	—	—	—	—

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and September 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2010	$1,589
Total gains or losses (realized/unrealized)
Included in earnings	(214)
Included in other comprehensive income (presented gross of taxes)	66
Purchases, issuances, and settlements	16
Sales	(25)
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2010	$1,432

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, July 1, 2010	$1,516
Total gains or losses (realized/unrealized)
Included in earnings	(73)
Included in other comprehensive income (presented gross of taxes)	(21)
Purchases, issuances, and settlements	10
Sales	—
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2010	$1,432

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2009	$3,873
Total gains or losses (realized/unrealized)
Included in earnings	(2,541)
Included in other comprehensive income (presented gross of taxes)	547
Purchases, issuances, and settlements	(2)
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2009	$1,877

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, July 1, 2009	$2,161
Total gains or losses (realized/unrealized)
Included in earnings	(994)
Included in other comprehensive income (presented gross of taxes)	709
Purchases, issuances, and settlements	1
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2009	$1,877

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$30,133	$30,133
Mortgage servicing rights	—	8,289	—	8,289
Real estate held for sale	—	—	3,680	3,680

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$28,336	$28,336
Mortgage servicing rights	—	8,958	—	8,958
Real estate held for sale	—	—	935	935

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $30,133,000, with a valuation allowance of $16,613,000 at September 30, 2010. A provision expense of $3,947,000 and $13,414,000 for the three and nine months ended September 30, 2010 was included in earnings.

Mortgage servicing rights which are carried at lower of cost or fair value had a fair value of $8,289,000 at September 30, 2010, resulting in a valuation allowance of $2,255,000. A charge of $527,000 and $777,000 for the three and nine months ended September 30, 2010 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $1,614,000 and $2,643,000 for the three and nine months ended September 30, 2010 which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the table below is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2010 and December 31, 2009. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The carrying value of subordinated debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2010.

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Values	Carrying Value	Estimated Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$148,662	$148,662	$121,116	$121,116
Investment securities	157,273	157,302	139,378	139,416
Federal Home Loan Bank Stock	21,376	N/A	21,376	N/A
Loans, net, including loans held for sale	1,529,947	1,546,527	1,590,921	1,586,101
Mortgage banking derivative asset	1,376	1,376	380	380
Accrued interest receivable	7,248	7,248	6,851	6,851

	1,865,882	$1,861,115	1,880,022	$1,853,864

Other assets	176,357		177,501

Total assets	$2,042,239		$2,057,523

Liabilities and stockholders’ equity:
Deposits	$1,590,648	$1,599,882	$1,580,226	$1,586,466
Advances from Federal Home Loan Bank	116,896	122,697	146,927	152,643
Securities sold under repurchase agreements	41,923	41,923	48,398	48,398
Subordinated debentures	36,083	34,399	36,083	32,057
Mortgage banking derivative liability	132	132	—	—
Accrued interest payable	937	937	1,234	1,234
Advance payments by borrowers for taxes and insurance	501	501	665	665

	1,787,120	$1,800,471	1,813,533	$1,821,463

Other liabilities	14,090		9,904

Total liabilities	1,801,210		1,823,437
Stockholders’ equity	241,029		234,086

Total liabilities and stockholders’ equity	$2,042,239		$2,057,523

5. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees. On March 15, 2010, the Board adopted, and the shareholders approved at the 2010 Annual Shareholders Meeting, the First Defiance Financial Corp. 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaces all existing plans. All awards currently outstanding under the prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2010 Equity Plan. As of September 30, 2010, 423,750 options (401,750 for employees and 22,000 for directors) had been granted under prior option plans and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. 5,000 options have been granted under the 2010 Equity Plan. Options granted under all plans vest 20% per year except for the options granted in 2009 to the Company’s then five most-highly compensated employees, which options vest 40% in 2011 and then 20% annually, subject to certain other limitations. As of September 30, 2010, 300,370 of the outstanding options were currently exercisable. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

	Nine Months Ended September 30,
	2010		2009
Expected average risk-free rate	1.57%		3.38%
Expected average life	7.20	years	6.41	years
Expected volatility	44.62%		26.10%
Expected dividend yield	0.00%		3.62%

The weighted-average fair value of options granted for the nine months ended September 30, 2010 and 2009 were $4.05 and $1.87, respectively.

Following is activity under the prior option plans:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	467,500	$19.41
Forfeited or cancelled	(43,500)	20.71
Exercised	(250)	9.22
Granted	5,000	9.96

Options outstanding, end of period	428,750	$19.18	5.0	$45

Vested or expected to vest at period end	428,750	$19.18	5.0	$45

Exercisable at period end	300,370	$20.54	3.8	$9

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Nine Months Ended September 30,
	2010	2009
Cash received from option exercises	$3,000	$5,000
Tax benefit realized from option exercises	—	—
Intrinsic value of options exercised	1,000	1,000

As of September 30, 2010, there was $286,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 2.56 years.

6. Dividends on Common Stock

No common stock dividends were declared by First Defiance in the first nine months of 2010. A quarterly cash dividend of $0.17, $0.085 and $0.04 per common share was declared for the first, second and third quarters of 2009, respectively.

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

7. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$1,769	$(184)	$4,328	$5,117
Denominator:
Denominator for basic earnings per common share – weighted average common shares	8,118	8,117	8,118	8,117
Effect of warrants	—	—	25	54
Effect of employee stock options	—	—	—	1

Denominator for diluted earnings per common share	8,118	8,117	8,143	8,172

Basic earnings per common share	$0.22	$(0.02)	$0.53	$0.63

Diluted earnings per common share	$0.22	$(0.02)	$0.53	$0.63

There were 428,750 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2010. There were 475,900 and 412,800 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2009. Shares under option of 550,595 issuable related to warrants were excluded from the diluted earnings per common share calculations as they were anti-dilutive for the three months ended September 30, 2010 and 2009.

8. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2010
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$10,982	$127	$—	$11,109
Mortgage-backed securities – residential	34,955	1,564	—	36,519
REMICs	3,462	136	—	3,598
Collateralized mortgage obligations	49,553	2,032	(19)	51,566
Trust preferred securities and preferred stock	3,783	—	(2,316)	1,467
Obligations of state and political subdivisions	49,274	2,913	(91)	52,096

Totals	$152,009	$6,772	$(2,426)	$156,355

Held-to-Maturity Securities*:
FHLMC certificates	$98	$7	$—	$105
FNMA certificates	271	7	—	278
GNMA certificates	90	3	—	93
Obligations of state and political subdivisions	459	12	—	471

Totals	$918	$29	$—	$947

At December 31, 2009
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$14,038	$252	$(39)	$14,251
Mortgage-backed securities – residential	30,341	1,194	(31)	31,504
REMICs	3,718	205	—	3,923
Collateralized mortgage obligations	40,878	824	(331)	41,371
Trust preferred securities and preferred stock	4,122	—	(2,446)	1,676
Obligations of state and political subdivisions	43,640	1,251	(158)	44,733

Totals	$136,737	$3,726	$(3,005)	$137,458

Held-to-Maturity Securities*:
FHLMC certificates	$119	$7	$—	$126
FNMA certificates	304	9	—	313
GNMA certificates	107	3	—	110
Obligations of state and political subdivisions	1,390	19	—	1,409

Totals	$1,920	$38	$—	$1,958

*	FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of securities at September 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and real estate mortgage investment conduits (“REMICs”), which are not due at a single maturity date, have not been allocated over the maturity groupings. The MBS, CMO and REMIC securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$3,068	$3,045	$60	$60
Due after one year through five years	4,255	4,436	120	132
Due after five years through ten years	10,383	10,938	279	279
Due after ten years	46,333	46,253	—	—
MBS/CMO/REMIC	87,970	91,683	459	476

	$152,009	$156,355	$918	$947

Investment securities with a carrying amount of $119.2 million at September 30, 2010 were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances.

As of September 30, 2010, the Company’s investment portfolio consisted of 307 securities, 16 of which were in an unrealized loss position.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at September 30, 2010:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At September 30, 2010
Available-for-sale securities:
Collateralized mortgage obligations and REMICs	$—	$—	$466	$(19)	$466	$(19)
Trust preferred stock and preferred stock	—	—	1,432	(2,316)	1,432	(2,316)
Obligations of state and political subdivisions	875	(44)	1,207	(47)	2,082	(91)

Total temporarily impaired securities	$875	$(44)	$3,105	$(2,382)	$3,980	$(2,426)

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

Management’s analysis for the third quarter of 2010 deemed that OTTI write-downs were necessary on two CDOs resulting in OTTI write-downs of $73,000 compared to $994,000 for the same period in 2009. Also in the third quarter of 2010, $117,000 of OTTI was recognized relating to the write-down of the preferred stock issued by Fannie Mae and Freddie Mac. These investments were written down to fair value of $17,500 (Fannie Mae) and $17,200 (Freddie Mac). For the first nine months of 2010, the Company has recorded OTTI write-downs of $331,000 compared to $2.5 million for the same period in 2009.

The Company held nine collateralized debt obligations (“CDOs”) at September 30, 2010. Four of those CDOs were written down in full prior to January 1, 2010. The remaining five CDOs have a total amortized cost of $3.7 million at September 30, 2010. Of these, three, with a total amortized cost of $1.8 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI. The Company held three additional CDOs at December 31, 2009 with a total amortized cost of $25,000. These CDOs were classified as held for sale at December 31, 2009 and were sold during the first quarter of 2010.

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

The following table details the seven securities with other-than-temporary impairment, their lowest credit rating at September 30, 2010 and the related credit losses recognized in earnings for the three month periods ended March 31, 2010, June 30, 2010 and September 30, 2010 (In Thousands):

	Preferred Term VI	TPREF Funding II	Alesco VIII	Preferred Term Security XXVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX

	Rated Caa1	Rated Caa3	Rated Ca	Rated Ca	Rated Ca	Not Rated	Not Rated	Total
Cumulative OTTI related to credit loss at January 1, 2010	$17	$243	$1,000	$—	$857	$453	$465	$3,035

Addition – Qtr 1	48	—	—	22	—	—	—	70

Cumulative OTTI related to credit loss at March 31, 2010	$65	$243	$1,000	$22	$857	$453	$465	$3,105

Addition – Qtr 2	—	17	—	54	—	—	—	71

Cumulative OTTI related to credit loss at June 30, 2010	$65	$260	$1,000	$76	$857	$453	$465	$3,176

Addition – Qtr 3	15	58	—	—	—	—	—	73

Cumulative OTTI related to credit loss at September 30, 2010	$80	$318	$1,000	$76	$857	$453	$465	$3,249

In addition to the table above and below, $117,000 of OTTI was recognized relating to the write-down of the preferred stock issued by Fannie Mae and Freddie Mac in the third quarter of 2010.

The following table provides additional information related to the five CDO investments for which a balance remains as of September 30, 2010 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2010	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub-ordination as a % of Current Performing Collateral

Preferred Term VI	Mezz	$183	$84	$(99)	$(63)	Caa1	5	71.33%	—%	—%

TPREF Funding II	B	677	262	(415)	(75)	Caa3	18	37.37%	26.28%	—

I-Preferred Term Sec I	B-1	1,000	482	(518)	—	CCC	16	9.04%	19.13%	13.92%

Dekania II CDO	C-1	989	453	(536)	—	CCC	36	—	15.01%	28.80%

Preferred Term Sec XXVII	C-1	899	151	(748)	(76)	Ca	33	29.37%	26.18%	0.52%

Total		$3,748	$1,432	$(2,316)	$(214)

The increase in OTTI in the third quarter of 2010 was the result of deterioration in the performance of the underlying collateral. Specifically, depreciation was driven by both realized credit events (i.e. defaults and deferrals) and weakening credit fundamentals in some of the performing collateral, which led to an increased probability of default going forward. Excluding Preferred Term VI, the Company’s assumed average lifetime default rate on the securities in the above table, declined from 29.9% at the end of the second quarter 2010 to a rate of 29.8% at the end of the third quarter 2010.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the nine months ended September 30, 2010 (in thousands):

Beginning balance, January 1, 2010	$2,521
Additions for amounts related to credit loss for which an OTTI was not previously recognized	76
Reductions for amounts realized for securities sold during the period	(2,261)
Reductions for amounts related to securities for which the Company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	138

Ending balance, September 30, 2010	$474

Sales and write-downs of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Proceeds	$—	$2,779	$28	$6,383
Gross realized gains	—	154	3	279
Gross realized losses	—	—	—	—

The Company also recognized gross gains of $3,000 and $0 on calls during the first nine months ended September 30, 2010 and 2009, respectively.

9. Loans

Loans receivable consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Real Estate:
Secured by single family residential	$213,574	$227,592
Secured by multi-family residential	100,576	103,169
Secured by non-residential real estate	676,396	703,721
Construction	31,722	48,625

	1,022,268	1,083,107
Other Loans:
Commercial	372,583	379,408
Automobile	17,188	21,661
Home equity and improvement	137,747	147,977
Other	9,872	12,444

	537,390	561,490

Total loans	1,559,658	1,644,597
Deduct:
Undisbursed loan funds	(9,030)	(26,494)
Net deferred loan origination fees and costs	(951)	(981)
Allowance for loan loss	(41,343)	(36,547)

Totals	$1,508,334	$1,580,575

Changes in the allowance for loan losses were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$38,852	$25,840	$36,547	$24,592
Provision for loan losses	5,196	8,051	17,525	14,762
Charge-offs:
Residential	1,164	744	2,625	1,397
Commercial real estate	688	1,152	5,122	3,887
Commercial	842	658	4,730	2,310
Home equity and improvement	148	196	703	627
Consumer finance	28	39	69	245

Total charge-offs	2,870	2,789	13,249	8,466
Recoveries	165	146	520	360

Net charge-offs	2,705	2,643	12,729	8,106

Ending allowance	$41,343	$31,248	$41,343	$31,248

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	September 30, 2010	December 31, 2009
	(in thousands)
Non-accrual loans	$37,377	$41,191
Loans over 90 days past due and still accruing	—	—
Troubled debt restructuring, still accruing	8,784	6,715

Total non-performing loans	46,161	$47,906
Real estate and other assets held for sale	11,127	13,527

Total non-performing assets	$57,288	$61,433

Impaired loans were as follows as of September 30, 2010 (in thousands):

Period-end impaired loans with no allowance for loan losses allocated	$20,213
Period-end impaired loans with allowance for loan losses allocated	46,745

Total	$66,958
Amount of the allowance allocated to impaired loans	$16,613

Impaired loans were as follows as of December 31, 2009 (in thousands):

Period-end impaired loans with no allowance for loan losses allocated	$18,239
Period-end impaired loans with allowance for loan losses allocated	40,585

Total	$58,824
Amount of the allowance allocated to impaired loans	$12,249

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2010	2009	2010	2009
	(in thousands)
Average of impaired loans during the period	$63,677	$39,945	$62,802	$33,869
Interest income recognized during the period	596	219	1,458	549
Cash-basis interest income recognized	578	219	1,288	518

The Company has no outstanding commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

10. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2010	2009	2010	2009
	(in thousands)
Gain from sale of mortgage loans	$2,886	$1,541	$5,262	$7,276
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	761	725	2,263	2,109
Amortization of mortgage servicing rights	(798)	(514)	(1,634)	(2,625)
Mortgage servicing rights valuation adjustments	(527)	(772)	(777)	917

	(564)	(561)	(148)	401

Net revenue from sale and servicing of mortgage loans	$2,322	$980	$5,114	$7,677

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.2 billion at September 30, 2010 and September 30, 2009.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2010	2009	2010	2009
	(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,448	$10,022	$10,436	$9,403
Loans sold, servicing retained	894	717	1,742	3,447
Amortization	(798)	(514)	(1,634)	(2,625)

Carrying value before valuation allowance at end of period	10,544	10,225	10,544	10,225

Valuation allowance:
Balance at beginning of period	(1,728)	(1,103)	(1,478)	(2,792)
Impairment recovery (charges)	(527)	(772)	(777)	917

Balance at end of period	(2,255)	(1,875)	(2,255)	(1,875)

Net carrying value of MSRs at end of period	$8,289	$8,350	$8,289	$8,350

Fair value of MSRs at end of period	$8,289	$8,350	$8,289	$8,350

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

11. Deposits

A summary of deposit balances is as follows (in thousands):

	September 30, 2010	December 31, 2009
Non-interest-bearing checking accounts	$213,414	$189,132
Interest-bearing checking and money market accounts	543,539	499,575
Savings accounts	141,190	130,156
Retail certificates of deposit less than $100,000	485,777	550,710
Retail certificates of deposit greater than $100,000	161,413	163,300
Brokered or national certificates of deposit	45,315	47,353

	$1,590,648	$1,580,226

12. Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
FHLB Advances:
Overnight borrowings	$—	$—
Single maturity fixed rate advances	35,000	35,000
Single maturity LIBOR based advances	—	20,000
Putable advances	54,000	64,000
Strike-rate advances	27,000	27,000
Amortizable mortgage advances	896	927

Total	$116,896	$146,927

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. As of September 30, 2010, $14.0 million of the putable advances with a weighted average rate of 2.69% are not yet callable by the FHLB, but on October 14, 2010, $5.0 million became callable. The call dates for these advances range from October 14, 2010 to February 11, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $40.0 million of putable advances with a weighted average rate of 4.80%. The maturity dates of these advances range from February 2, 2011 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at September 30, 2010 was 0.29%. The weighted average rate of the strike-rate advances is 4.18% and the maturity dates range from March 8, 2011 to February 25, 2013.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.67% and 1.63% on September 30, 2010 and December 31, 2009 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$37,618	$57,676	$29,206	$64,243
Unused lines of credit	30,816	193,569	36,772	195,692
Standby letters of credit	283	31,524	263	21,036

Total	$68,717	$282,769	$66,241	$280,971

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $92.3 million and $23.8 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at September 30, 2010 and December 31, 2009, respectively.

14. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2006. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

15. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships. First Federal had approximately $16.7 million and $18.7 million of interest rate lock commitments at September 30, 2010 and December 31, 2009, respectively. There were $75.7 million and $23.8 million of forward commitments for the future delivery of residential mortgage loans at September 30, 2010 and December 31, 2009, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	September 30, 2010			December 31, 2009
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$1,376	$(132)	$1,244	$380	$—	$380

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2010	2009	2010	2009
	(in thousands)
Derivatives designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$760	$37	$864	$(522)

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

16. Acquisition

On May 20, 2010, First Defiance acquired a group medical benefits line of business from Andres O’Neil & Lowe Insurance Agency (“AOL”) for a cash purchase price of $1.5 million and future consideration to be paid in cash in 2010, 2011 and 2012. As of September 30, 2010, management has determined goodwill of $971,200 and identifiable intangible assets of $735,800 consisting of customer relationship intangible of $597,800 and a non-compete intangible of $138,000. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

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

There was no expense required to be recorded as of June 30, 2010. There was $273,278 recorded in the third quarter of 2010 and $273,278 will be recorded and expensed during the fourth quarter.

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

Business Strategy - First Defiance’s primary objective is to be a high performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Bank with the people you know and trust” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary segments of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization. Management remains concerned about increases in interest rates, inflation, and the unintended consequences of increased government intervention. During 2010, management continues to focus on asset quality, core deposit growth, expense control as well as other opportunities to further service our customers.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas, including FDIC-assisted transactions. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired institutions in the past with the most recent bank acquisition completed in 2008. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well and has been competing in for a long period of time. In May 2010, First Insurance acquired a group benefits business line from Andres O’Neil & Lowe Insurance Agency.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $918,000 at September 30, 2010. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $156.4 million at September 30, 2010. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($11.1 million), certain municipal obligations ($52.1 million), CMOs and REMICs ($55.2 million), mortgage backed securities ($36.5 million) and trust preferred and preferred stock ($1.5 million).

In accordance with ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

Lending - In order to properly assess the collateral dependent loans included in its loan portfolio, the Company has established policies regarding the monitoring of the collateral underlying such loans. The Company requires an appraisal that is less than one year old for all new collateral dependent real estate loans, and all renewed collateral dependent real estate loans where new money is extended. The appraisal process is handled by First Federal’s Credit Department, which selects the appraiser and orders the appraisal. First Federal’s loan policy prohibits the account officer from talking or communicating with the appraiser to insure that the appraiser is not influenced by the account officer in any way in making their determination of value.

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

Participation in the U.S. Treasury Capital Purchase Program

On October 14, 2008, the Capital Purchase Program (“CPP”) was announced by the U.S. Treasury as part of the Troubled Asset Relief Program (“TARP”). The purpose of the CPP was to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Institution’s participating in the CPP are required to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares. The standard terms of the CPP require that a participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.26 per share in the case of First Defiance. This dividend limitation remains in effect until the preferred shares issued to the U.S. Treasury are no longer outstanding.

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

Changes in Financial Condition

At September 30, 2010, First Defiance’s total assets, deposits and stockholders’ equity amounted to $2.04 billion, $1.59 billion and $241.0 million, respectively, compared to $2.06 billion, $1.58 billion and $234.1 million, respectively, at December 31, 2009.

Net loans receivable (excluding loans held for sale) declined $72.2 million to $1.51 billion from $1.58 billion at December 31, 2009. The decrease in loans is mainly attributable to the continued economic weakness in the market areas served by the Company. The Company is starting to see some signs of improvement as some businesses are showing stronger 2010 operating results and improved cash flows but the signs are more isolated than across the board. The variances in loans receivable between September 30, 2010 and December 31, 2009 include decreases in commercial real estate loans (down $29.9 million), commercial loans (down $6.8 million), home equity and improvement loans (down $10.2 million), construction loans (down $16.9 million), consumer loans (down $7.0 million) and one to four family residential real estate (down $14.0 million).

The investment securities portfolio increased $17.9 million to $157.3 million at September 30, 2010 from $139.4 million at December 31, 2009. The increase is the result of $47.5 million of securities being purchased during the first nine months of 2010 partially offset by $19.2 million of securities being matured or called in the period, principal pay downs of $13.3 million in CMOs and mortgage-backed securities, and $22,000 of securities being sold. There was an unrealized gain in the investment portfolio of $4.3 million at September 30, 2010 compared to an unrealized gain of $721,000 at December 31, 2009.

Deposits increased $10.4 million to $1.59 billion at September 30, 2010 compared to December 31, 2009. Interest-bearing demand deposits and money market accounts increased $44.0 million to $543.5 million, savings accounts increased $11.0 million to $141.2 million and non interest-bearing demand deposits increased $24.3 million to $213.4 million. These increases were mostly offset by a decline in retail time deposits of $66.8 million to $647.2 million.

FHLB advances decreased $30.0 million to $116.9 million at September 30, 2010 from $146.9 million at December 31, 2009. The decrease is the result of paying off a $10.0 million putable advance in the third quarter of 2010 and a $20.0 million LIBOR advance in the first quarter of 2010.

Stockholders’ equity increased from $234.1 million at December 31, 2009 to $241.0 million at September 30, 2010. The increase is primarily the result of recording net income of $5.8 million and a $2.4 million increase in the unrealized gain on available-for-sale securities, net of tax, partially offset by $1.4 million of accrued dividends on preferred stock.

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

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,545,378	$22,266	5.72%	$1,613,529	$23,812	5.85%
Securities	159,045	1,814	4.64	130,673	1,685	5.08
Interest-earning deposits	98,112	68	0.27	60,822	41	0.27
FHLB stock and other	21,376	225	4.18	21,376	258	4.79

Total interest-earning assets	1,823,911	24,373	5.31	1,826,400	25,796	5.60
Non-interest-earning assets	221,924			203,570

Total assets	$2,045,835			$2,029,970

Interest-bearing liabilities:
Deposits	$1,385,093	$4,667	1.34%	$1,374,441	$6,163	1.78%
FHLB advances	123,566	1,187	3.81	146,941	1,267	3.42
Subordinated debentures	36,229	332	3.64	36,228	344	3.77
Notes payable	44,927	109	0.96	44,685	140	1.24

Total interest-bearing liabilities	1,589,815	6,295	1.57	1,602,295	7,914	1.96
Non-interest bearing deposits	200,207	—		175,928	—

Total including non-interest bearing demand deposits	1,790,022	6,295	1.40	1,778,223	7,914	1.77
Other non-interest-bearing liabilities	15,104			17,506

Total liabilities	1,805,126			1,795,729
Stockholders’ equity	240,709			234,241

Total liabilities and stock- holders’ equity	$2,045,835			$2,029,970

Net interest income; interest rate spread		$18,078	3.74%		$17,882	3.64%

Net interest margin (3)			3.94%			3.88%

Average interest-earning assets to average interest-bearing liabilities			115%			114%

(1)

Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,552,393	$67,216	5.79%	$1,600,878	$70,333	5.87%
Securities	152,318	5,364	4.79	126,883	5,145	5.36
Interest-earning deposits	107,608	198	0.25	63,093	89	0.19
FHLB stock and other	21,376	678	4.24	21,376	726	4.54

Total interest-earning assets	1,833,695	73,456	5.36	1,812,230	76,293	5.61
Non-interest-earning assets	218,060			202,008

Total assets	$2,051,755			$2,014,238

Interest-bearing liabilities:
Deposits	$1,393,747	$15,192	1.46%	$1,366,645	$20,206	1.98%
FHLB advances	130,745	3,625	3.71	146,994	3,865	3.52
Subordinated debentures	36,229	982	3.62	36,241	1,139	4.20
Notes payable	45,731	329	0.96	42,446	433	1.36

Total interest-bearing liabilities	1,606,452	20,128	1.67	1,592,326	25,643	2.15
Non-interest bearing deposits	192,673	—		172,341	—

Total including non-interest bearing demand deposits	1,799,125	20,128	1.50	1,764,667	25,643	1.94
Other non-interest-bearing liabilities	14,871			17,659

Total liabilities	1,813,996			1,782,326
Stockholders’ equity	237,759			231,912

Total liabilities and stock- holders’ equity	$2,051,755			$2,014,238

Net interest income; interest rate spread		$53,328	3.69%		$50,650	3.46%

Net interest margin (3)			3.89%			3.73%

Average interest-earning assets to average interest-bearing liabilities			114%			114%

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2010 was $2.3 million compared to net income of $329,000 for the comparable period in 2009. Net income applicable to common shares was $1.8 million for the third quarter of 2010 compared to a loss of $184,000 for the comparable period in 2009. On a per share basis, basic and diluted earnings per common share for the three months ended September 30, 2010 were both $0.22, compared to basic and diluted earnings per common share of $(0.02) for the quarter ended September 30, 2009.

Net Interest Income.

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

As demand for new lending opportunities remains soft in 2010, the Company continues to invest some of its liquidity into investment securities.

Net interest income was $17.8 million for the quarter ended September 30, 2010 compared to $17.6 million for the same period in 2009. The tax-equivalent net interest margin was 3.94% for the quarter ended September 30, 2010 compared to 3.88% for the same period in 2009. The increase in margin between the 2009 and 2010 third quarters is due to a widening of the interest rate spread, which increased to 3.74% for the quarter ended September 30, 2010 compared to 3.64% for the same period in 2009. The increase in spread between the 2009 and 2010 third quarters occurred due to interest-earning asset yields decreasing by 29 basis points (5.31% in the third quarter of 2010 compared to 5.60% in the same period in 2009) which was more than offset by the cost of interest bearing liabilities between the two periods decreasing by 39 basis points (1.57% in the third quarter of 2010 compared to 1.96% in the same period in 2009).

Total interest income decreased by $1.4 million or 5.6% to $24.1 million for the quarter ended September 30, 2010 from $25.5 million for the same period in 2009. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on securities which declined 44 basis points to 4.64% at September 30, 2010. Interest income from loans decreased to $22.2 million for the quarter ended September 30, 2010 compared to $23.8 million for the same period in 2009. This decrease is due to the decrease in loan balances coupled with a decline in yield which was 5.72% for the quarter ended September 30, 2010 and 5.85% for the same period in 2009.

Interest expense decreased by $1.6 million in the third quarter of 2010 compared to the same period in 2009, to $6.3 million from $7.9 million. This decrease was due to a 39 basis point decline in the average cost of interest-bearing liabilities in the third quarter of 2010 resulting from a $12.5 million decrease in the average balance of those liabilities in the third quarter of 2010. Interest expense related to interest-bearing deposits was $4.7 million in the third quarter of 2010 compared to $6.2 million for the same period in 2009. Expenses on FHLB advances and notes payable were $1.2 million and $109,000 respectively in the third quarter of 2010 compared to $1.3 million and $140,000 respectively for the same period in 2009. Interest expense recognized by the Company related to subordinated debentures was $332,000 in the third quarter of 2010 compared to $344,000 for the same period in 2009.

Provision for Loan Losses.

The allowance for loan losses represents management’s assessment of the estimated probable credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of all commercial loan and commercial real estate loan relationships that exceed $750,000 of aggregate exposure over a twelve month period. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

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

The stratification of the loan portfolio resulted in a quantitative general allowance of $12.7 million at September 30, 2010 compared to $10.5 million at December 31, 2009. The increase in the quantitative allowance was due to the increase in the historical loss factors relating to commercial real estate, residential and consumer loans.

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

The qualitative analysis at September 30, 2010 indicated a general reserve of $7.5 million compared with $8.7 million at December 31, 2009. This decrease was mainly driven by improved cash flow and operating results of borrowers in the first nine months of 2010. Management believes that the overall economy and operating environment has stabilized in our markets but still recognizes that high unemployment and declining real estate values in the Midwest remain a concern. While management has seen a reduction in unemployment in its market area, the majority of the counties it serves remain close to double digits. The unemployment rates for August 2010 for the following counties in Ohio were: Allen 10.3%, Defiance 10.9%, Fulton 9.7%, Hancock 8.6%, Henry 10.2%, Lucas 11.1%, Ottawa 9.9%, Paulding 10.5%, Putnam 8.4%, Seneca 10.3%, Williams 11.8% and Wood 9.1%. These rates compare to unemployment rates in December 2009 of the following counties in Ohio were: Allen 11.6%, Defiance 12.8%, Fulton 14.3%, Hancock 9.6%, Henry 13.9%, Lucas 12.3%, Ottawa 17.3%, Paulding 12.7%, Putnam 11.0%, Seneca 13.0%, Williams 14.9% and Wood 11.1%. The Company operates in two counties in Michigan, Hillsdale and Lenawee. The unemployment rate in Hillsdale county was 14.9% in August 2010 compared to 18.2% in December 2009, and the unemployment rate in Lenawee county was 14.7% in August 2010 compared to 16.6% in December 2009. The Company operates in one county in Indiana, Allen, which had an unemployment rate of 12.9% in August 2010 compared to 10.0% in December 2009. August 2010 was the latest available unemployment published information.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the third quarter of 2010 was $5.2 million, compared to $8.1 million for the same period in 2009. The allowance for loan losses was $41.3 million and $36.5 million and represented 2.67% and 2.26% of loans, net of undisbursed loan funds and deferred fees and costs, as of September 30, 2010 and December 31, 2009, respectively. That increase was mainly the result of the decline in real estate values and some collateral dependent loans no longer have enough collateral value to support the outstanding balance. The increase is also attributed to substandard/doubtful loans increasing $13.2 million in the third quarter of 2010 mainly due to four credits which totaled $12.7 million as a result of declining cash flows. Management has expanded its credit monitoring functions even further beyond its traditionally strong focus. Additional asset review functions and more delinquent loan reporting requirements have been added to assist in this monitoring. Management will continually review credit concentrations by the industry and has placed lower limits on lending within certain types of loan categories. Management has also segmented the commercial real estate portfolio to track the general performance of these segments to further refine the predictive process of identifying potential problem loans. The provision was partially offset by charge offs of $2.5 million against specific reserves and $324,000 against general reserves and recoveries of $165,000, resulting in an increase to the overall allowance for loan loss of $2.5 million from June 30, 2010. In management’s opinion, the overall allowance for loan losses of $41.3 million as of September 30, 2010 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the third quarter of 2010, First Defiance recorded OREO write-downs that totaled $1.6 million compared to write-downs of $438,000 for the same period in 2009. These write-downs are primarily a result of management’s decision to decrease the liquidation values in an effort to spur interest in our market areas to sell these properties and to reflect the impact of writing down to new appraisal amounts received during the quarter. These amounts are included in other non-interest expense. Management believes that the values recorded at September 30, 2010 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $127.6 million at September 30, 2010, compared to $128.9 million at December 31, 2009. At September 30, 2010, a total of $50.7 million of loans are classified as substandard for which a specific reserve is required. A total of $74.7 million in additional credits were classified as substandard at September 30, 2010 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also has classified $2.2 million of loans doubtful at September 30, 2010. By contrast, at December 31, 2009, a total of $46.3 million of loans were classified as substandard for which a specific reserve is required. A total of $78.0 million in additional credits were classified as substandard at December 31, 2009 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also had classified $4.6 million of loans doubtful at December 31, 2009.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 89.56% at September 30, 2010 compared with 76.29% at December 31, 2009. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at September 30, 2010 are appropriate.

At September 30, 2010, First Defiance had total non-performing assets of $57.3 million, compared to $61.4 million at December 31, 2009. Non-performing assets include loans that are 90 days past due and on non-accrual, restructured loans and real estate and other assets held for sale. Non-performing assets at September 30, 2010 and December 31, 2009 by category were as follows:

Table 1 – Nonperforming Assets

	September 30, 2010	December 31, 2009
	(In thousands)
Non-performing loans:
Residential	$6,589	$5,349
Construction	169	675
Commercial real estate	23,421	24,042
Commercial	6,955	10,615
Consumer	34	59
Home Equity and improvement	209	451
Restructured loans, still accruing	8,784	6,715

Total non-performing loans	46,161	47,906
Real estate owned and repossessed assets	11,127	13,527

Total non-performing assets	$57,288	$61,433

The decrease in non-performing loans between December 31, 2009 and September 30, 2010 is primarily in commercial real estate and commercial loans. The combined balance of these types of non-performing loans was $4.3 million lower at September 30, 2010 compared to December 31, 2009 but was partially offset by a $1.2 million increase in non performing residential loans and a $2.1 million increase in restructured loans.

Non-performing loans in the residential, commercial real estate and commercial loan categories represent 4.92%, 3.59% and 1.96% of the total loans in those categories respectively at September 30, 2010 compared to 3.54%, 3.47% and 2.81% respectively for the same categories at December 31, 2009. With the level of non-performing loans increasing quarter over quarter, management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the third quarter of 2010 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

Asset quality ratios for First Defiance were as follows at September 30, 2010 and December 31, 2009:

Table 2 – Nonperforming Asset Ratios

	September 30, 2010	December 31, 2009
Allowance for loan losses as a percentage of total loans*	2.67%	2.26%
Allowance for loan losses as a percentage of non- performing assets	72.17%	59.49%
Allowance for loan losses as a percentage of non- performing loans	89.56%	76.29%
Total non-performing assets as a percentage of total assets	2.81%	2.99%
Total non-performing loans as a percentage of total loans*	2.98%	2.96%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

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

The following table discloses charge-offs, recoveries and provision expense for the quarter ended September 30, 2010 by loan category ($ in thousands). The decline in the commercial real estate general provision in the third quarter of 2010 was mainly due to a reduction in the related principal balances of $13.5 million from June 30, 2010.

Table 3 – Charge-offs, Recoveries and Provision by Category

Quarter Ended September 30, 2010	Commercial Real Estate	Commercial	Consumer	Residential	Construction	Home Equity and improvement	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$10,208	$4,275	$49	$3,892	$160	$327	$18,911
Charge-Offs	(647)	(840)	(12)	(978)	—	(69)	(2,546)

Recoveries	—	—	—	—	—	—	—
Provisions	3,553	562	46	258	(11)	377	4,785

Ending Specific Allocations	$13,114	$3,997	$83	$3,172	$149	$635	$21,150

Allowance for loans collectively evaluated
Beginning General Allocations	$9,729	$6,106	$446	$2,693	$54	$913	$19,941
Charge-Offs	(41)	(2)	(16)	(186)	—	(79)	(324)
Recoveries	8	83	32	36	—	6	165
Provisions	(516)	495	(18)	446	(14)	18	411

Ending General Allocations	$9,180	$6,682	$444	$2,989	$40	$858	$20,193

The following table details net charge-offs and nonaccrual loans by loan type. For the three months ended and as of September 30, 2010, commercial real estate, which represented 49.8% of total loans, accounted for 25.1% of net charge-offs and 62.7% of nonaccrual loans, and commercial loans, which represented 23.9% of total loans, accounted for 28.1% of net charge-offs and 18.6% of nonaccrual loans. For the three months ended and as of September 30, 2009, commercial real estate, which represented 48.7% of total loans, accounted for 42.5% of net charge-offs and 65.6% of nonaccrual loans, and commercial loans, which represented 22.6% of total loans, accounted for 23.1% of net charge-offs and 15.7% of nonaccrual loans.

Table 4 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended September 30, 2010		As of September 30, 2010
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$1,128	41.70%	$6,589	17.63%

Construction	—	0.0%	169	0.45%
Commercial real estate	680	25.14%	23,421	62.66%
Commercial	759	28.06%	6,955	18.61%
Consumer	(4)	(0.15%)	34	0.09%
Home equity and improvement	142	5.25%	209	0.56%

Total	$2,705	100.0%	$37,377	100.0%

	For the Three Months Ended September 30, 2009		As of September 30, 2009
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$720	27.24%	$5,839	16.45%

Construction	—	0.0%	194	0.55%
Commercial real estate	1,123	42.49%	23,278	65.59%
Commercial	610	23.08%	5,569	15.68%
Consumer	(6)	(0.23)%	45	0.14%
Home equity and improvement	196	7.42%	565	1.59%

Total	$2,643	100.0%	$35,490	100.0%

Credit Quality Profile

The following table discloses the period end balances for the loan portfolio by payment status as of September 30, 2010 and December 31, 2009.

Table 5 – Credit Quality Profile

	Total Balance	Current and Performing	30 to 89 days past due*	Non Accrual Loans	Troubled Debt Restructuring	Non Accrual %	> 30 Days Past Due and Non Accrual %
	(dollars in thousands)

September 30, 2010

Residential	$213,574	$200,573	$2,483	$6,589	$3,929	3.09%	4.25%

Construction	31,722	31,553	—	169	—	0.53%	0.53%

Commercial real estate	776,972	745,663	3,420	23,421	4,468	3.01%	3.45%

Commercial	372,583	364,958	318	6,955	352	1.87%	1.95%

Consumer finance	27,060	26,842	184	34	—	0.13%	0.81%

Home equity and improvement	137,747	135,825	1,678	209	35	0.15%	1.37%

Total loans	$1,559,658	$1,505,414	$8,083	$37,377	$8,784	2.40%	2.91%

Total Number of Loans	20,406	19,977	187	202	40

December 31, 2009

Residential	$227,592	$215,209	$4,333	$5,349	$2,701	2.35%	4.25%

Construction	48,625	47,950	—	675	—	1.39%	1.39%

Commercial real estate	806,890	775,604	3,280	24,042	3,964	2.98%	3.39%

Commercial	379,408	367,592	1,151	10,615	50	2.80%	3.10%

Consumer finance	34,105	33,669	377	59	—	0.17%	1.28%

Home equity and improvement	147,977	145,481	2,045	451	—	0.30%	1.69%

Total loans	$1,644,597	$1,585,505	$11,186	$41,191	$6,715	2.51%	3.18%

Total Number of Loans	22,109	21,504	281	283	41

*

There are 5 residential loans totaling $650,000 and 5 commercial real estate loans totaling $1,258,000 that are not included in the 30 to 89 days past due column as they are classified as troubled debt and are included in that category at September 30, 2010. At December 31, 2009, there was 1 such residential loan with a balance of $385,000.

The table below is the credit risk profile trend for the last five quarters using the Company’s internally assigned loan grades. This table was created using data required to be compliant with the Company’s reporting on the thrift financial report.

Table 6 – Credit Risk Profile Trend

Commercial Real Estate
	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Grade
Pass	$677,645	$686,323	$690,172	$698,903	$695,848
Special Mention	29,398	46,272	41,401	35,780	30,672

Substandard/Doubtful	69,929	57,926	65,876	72,207	75,914

Total by Exposure	$776,972	$790,521	$797,449	$806,890	$802,434

Commercial
	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Grade
Pass	$303,479	$307,791	$294,765	$322,152	$333,797
Special Mention	34,764	24,172	23,029	22,441	12,479

Substandard/Doubtful	34,340	32,318	35,129	34,815	25,605

Total by Exposure	$372,583	$364,281	$352,923	$379,408	$371,881

Residential
	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Grade
Pass	$184,247	$191,796	$196,452	$203,649	$212,140
Special Mention	9,455	4,778	5,372	3,897	3,769

Substandard/Doubtful	19,872	21,029	20,275	20,046	18,049

Total by Exposure	$213,574	$217,603	$222,099	$227,592	$233,958

Construction
	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Grade
Pass	$29,243	$40,652	$42,129	$45,091	$50,655
Special Mention	403	403	403	2,768	2,850

Substandard/Doubtful	2,076	2,278	3,837	766	100

Total by Exposure	$31,722	$43,333	$46,369	$48,625	$53,605

Consumer
	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Grade
Pass	$26,882	$28,832	$31,600	$33,935	$36,132
Special Mention	—	—	—	—	—

Substandard/Doubtful	178	129	118	170	284

Total by Exposure	$27,060	$28,961	$31,718	$34,105	$36,416

Home Equity and Improvement
	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Grade
Pass	$136,499	$140,223	$143,371	$147,076	$148,805
Special Mention	—	—	—	—	—

Substandard/Doubtful	1,248	746	1,455	901	1,574

Total by Exposure	$137,747	$140,969	$144,826	$147,977	$150,379

Total
	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Grade
Pass	$1,357,995	$1,395,617	$1,398,489	$1,450,806	$1,477,377
Special Mention	74,020	75,625	70,205	64,886	49,770
Substandard/Doubtful	127,643	114,426	126,690	128,905	121,526

Total by Exposure	$1,559,658	$1,585,668	$1,595,384	$1,644,597	$1,648,673

The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

Table 7 – Allowance for Loan Loss Activity

	For the Quarter Ended
	3rd 2010	2nd 2010	1st 2010	4th 2009	3rd 2009
	(Dollars in Thousands)
Allowance at beginning of period	$38,852	$38,980	$36,547	$31,248	$25,840
Provision for credit losses	5,196	5,440	6,889	8,470	8,051
Charge-offs:
Residential	1,164	1,135	326	884	744
Commercial real estate	688	1,243	3,191	1,912	1,152
Commercial	842	3,153	735	354	658
Consumer finance	28	16	25	75	39
Home equity and improvement	148	156	399	135	196

Total charge-offs	2,870	5,703	4,676	3,360	2,789
Recoveries	165	135	220	189	146

Net charge-offs	2,705	5,568	4,456	3,171	2,643

Ending allowance	$41,343	$38,852	$38,980	$36,547	$31,248

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated.

Table 8 – Allowance for Loan Loss Allocation by Loan Category

	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
Residential	$6,161	13.69%	$6,585	13.72%	$6,093	13.92%	$5,827	13.84%	$5,395	14.19%
Construction	189	2.03%	214	2.73%	717	2.91%	221	2.96%	113	3.25%
Commercial real estate	22,294	49.82%	19,939	49.85%	19,354	49.98%	18,876	49.06%	16,107	48.67%
Commercial	10,679	23.89%	10,381	22.97%	10,672	22.12%	9,444	23.07%	7,183	22.56%
Consumer	527	1.74%	494	1.83%	402	1.99%	515	2.07%	618	2.21%
Home equity and improvement	1,493	8.83%	1,239	8.89%	1,742	9.08%	1,664	9.00%	1,832	9.12%

	$41,343	100.00%	$38,852	100.00%	$38,980	100.00%	$36,547	100.00%	$31,248	100.00%

Key Asset Quality Ratio Trends

Table 9 – Key Asset Quality Ratio Trends

	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Allowance for loan losses / loans*	2.67%	2.47%	2.47%	2.26%	1.92%
Allowance for loan losses to net charge-offs	1,528.39%	697.77%	874.78%	1,152.54%	1,182.29%
Allowance for loan losses / non-performing assets	72.17%	72.68%	73.05%	59.49%	63.23%
Allowance for loan losses / non-performing loans	89.56%	95.41%	96.03%	76.29%	78.00%
Non-performing assets / loans plus REO*	3.67%	3.37%	3.36%	3.77%	3.03%
Non-performing assets / total assets	2.81%	2.62%	2.59%	2.99%	2.45%
Net charge-offs / average loans (annualized)	0.70%	1.44%	1.14%	0.79%	0.66%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $1.9 million to $7.5 million in the third quarter of 2010 compared to the same period in 2009 due primarily to an increase in mortgage banking income.

Service Fees. Service fees and other charges decreased by $276,000 or 7.7% in the 2010 third quarter compared to the same period in 2009. The decrease is a result of lower NSF fee income in the third quarter of 2010 of $368,000 compared to the same period in 2009 mainly due to the effect of Reg-E which took effect July 1, 2010 for new customers and August 15, 2010 for existing customers.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Beginning on July 1, 2010 for new customers and August 15, 2010 for existing customers, federal rules will prohibit a financial institution from assessing a fee to complete an ATM withdrawal or one-time debit card transaction which will cause an overdraft unless the customer consents in advance (“opts-in”). Fee income recorded for the quarters ending September 30, 2010 and 2009 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $1.9 million and $2.3 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $77,000 at September 30, 2010, $114,000 at December 31, 2009 and $104,000 at September 30, 2009.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $1.3 million to $2.3 million for the third quarter of 2010 compared to $1.0 million for the same period of 2009. This increase was primarily due to higher loan origination volume for the quarter, the result of higher refinancing activity due to lower interest rates on conforming saleable mortgage-based products in the third quarter of 2010 compared to the same period in 2009. Gains realized from the sale of mortgage loans increased in the third quarter of 2010 to $2.9 million from $1.5 million in the third quarter of 2009. Mortgage loan servicing revenue increased $36,000 in the third quarter of 2010 compared to the third quarter of 2009. The increase in gains were partially offset by expense increases of $284,000 for the amortization of mortgage servicing rights due to the higher refinance activity during the third quarter of 2010. The Company recorded a negative valuation adjustment of $527,000 on mortgage servicing rights in the third quarter of 2010 compared to a negative valuation adjustment of $772,000 in the third quarter of 2009. This was driven by a steady decrease in market mortgage rates late in the second quarter of 2010 and into the third quarter of 2010. This decrease in rates increased the assumed prepayment speed of the mortgage servicing rights.

Loss on Sale or Write-Down of Securities. Non-interest income also includes investment securities gains or losses. In the third quarter of 2010, First Defiance recognized other-than-temporary impairment (“OTTI”) charges of $190,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be fully recovered. The OTTI charge related to two Trust Preferred Collateralized Debt Obligation (“CDO”) investments with a remaining book value of $860,000 and preferred stock in Fannie Mae and Freddie Mac with a remaining combined book value of $35,000. In the third quarter of 2009, First Defiance recognized OTTI charges of $994,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. The OTTI charge related to five CDOs with a remaining book value of $2.2 million. In the third quarter of 2009, nine available for sale securities were sold for a gain of $154,000.

Non-Interest Expense.

Non-interest expense increased to $17.1 million for the third quarter of 2010 compared to $14.8 million for the same period in 2009.

Compensation and Benefits. Compensation and benefits increased to $7.1 million for the quarter ended September 30, 2010 from $6.6 million for the same period in 2009. The increase is mainly attributable to a reduction in variable compensation in the third quarter of 2009 due to the performance of the Company not meeting its target as well as a reduction in employees.

FDIC insurance premium. FDIC insurance expense increased to $907,000 in the third quarter of 2010 from $649,000 in the same period of 2009. This was the result of the FDIC rate increases and higher insured deposits.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $1.6 million to $7.3 million for the quarter ended September 30, 2010 from $5.7 million for the same period in 2009. Increases between the 2010 and 2009 third quarters include an increase in credit, collection and OREO expenses of $1.1 million for other real estate owned and repossessed assets, $410,000 of losses related to the buy-back of secondary market sold loans and $40,000 of expenses incurred related to the core system conversion scheduled for the fourth quarter of 2010. The following table below shows the quarterly ending balances of these major expense categories.

Table 10 – Key Quarterly Non-Interest Expense Variances

3 Months Ended	9-30-10	6-30-10	3-31-10	12-31-09	9-30-09
Credit and Collection Expense	$282,278	$355,559	$349,435	$300,065	$344,255
REO Expenses	2,054,818	698,710	798,394	351,436	863,245
Loss on Secondary Market Buy-Backs	409,848	90,704	—	280,955	—
Core Conversion Costs	39,584	346,189	71,106	—	—

Credit and collection expenses are mainly legal costs incurred in the normal course of collecting a debt. REO expenses are mainly the write-downs taken primarily due to a change in the value of the foreclosed asset as well as costs to maintain the property such as real estate taxes and repairs. Loss on secondary market buy-backs are those losses or expenses the Company is required to reimburse Fannie Mae or Freddie Mac for sold loans not meeting certain underwriting criteria. Core conversion expenses are mainly consulting expenses, deconversion fees and training costs.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the third quarter of 2010 was 66.42% compared to 60.90% for the third quarter of 2009.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 22.70% for the quarter ended September 30, 2010 compared to (12.67)% for the same period in 2009. The increase in the effective tax rate for the quarter ended September 30, 2010 is mainly due to the increase in net income as a result of a lower provision expense in the third quarter of 2010 compared to the same period in 2009.

Nine Months Ended September 30, 2010 and 2009

On a consolidated basis, First Defiance’s net income for the nine months ended September 30, 2010 was $5.8 million compared to income of $6.6 million for the comparable period in 2009. Net income applicable to common shares was $4.3 million for the nine months ended September 30, 2010 compared to $5.1 million for the comparable period in 2009. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2010 were both $0.53 compared to basic and diluted earnings per common share of $0.63 for the nine months ended September 30, 2009.

Net Interest Income.

Net interest income was $52.4 million for the nine months ended September 30, 2010 compared to $49.8 million for the same period in 2009. For the nine month period ended September 30, 2010, total interest income was $72.5 million, a $2.9 million decrease from the same period in 2009. Despite average earning assets increasing $21.5 million in the first nine months of 2010, the average yield declined 25 basis points as a result of a lower rate environment.

Interest expense decreased by $5.5 million to $20.1 million for the nine months ended September 30, 2010 compared to $25.6 million in the first nine months of 2009. While the average balance of interest-bearing liabilities increased by $14.1 million between the first nine months of 2009 and 2010, the expense associated with the higher balance was more than offset by a decline in the average cost of interest-bearing deposits for the nine months ending September 30, 2010, to 1.50%, a 44 basis point decrease from the 1.94% average cost in the first nine months of 2009. This decline is the result of the continued low rate environment which has given management opportunities to re-price on the liability side.

Provision for Loan Losses.

The provision for loan losses was $17.5 million for the nine months ended September 30, 2010, compared to $14.8 million during the nine months ended September 30, 2009. The year over year increase was primarily the result of the deterioration of a number of large credits in the commercial loan portfolio along with a decline in the overall economy in the Company’s primary market area. Charge-offs for the first nine months of 2010 were $13.2 million and recoveries of previously charged off loans totaled $520,000 for net charge-offs of $12.7 million. By comparison, $8.5 million of charge-offs were recorded in the same period of 2009 and $360,000 of recoveries were realized for net charge-offs of $8.1 million.

Non-Interest Income.

Total non-interest income decreased to $20.0 million for the nine months ended September 30, 2010 from $20.7 million recognized in the same period of 2009.

Service Fees. Service fees and other charges decreased by $133,000 or 1.3% in the nine months ended September 30, 2010 compared to the same period in 2009. The decrease is the result of Reg-E as described above.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased 33.4% to $5.1 million for the nine months ended September 30, 2010 from $7.7 million for the same period of 2009. Gains realized from the sale of mortgage loans decreased $2.0 million to $5.3 million for the first nine months of 2010 from $7.3 million during the same period of 2009. Mortgage loan servicing revenue increased $154,000 in the first nine months of 2010 compared to the same period of 2009. The decrease in gains were partially offset by expense decreases of $991,000 for the amortization of mortgage servicing rights in the first nine months of 2010 when compared to the same period of 2009. The Company recorded a negative valuation adjustment of $777,000 in the first nine months of 2010 compared to a positive adjustment of $917,000 in the same period of 2009. The mortgage servicing rights valuation was driven by a steady decline in market mortgage rates late in the second quarter of 2010 and into the third quarter of 2010.

Insurance and Investment Sales Commission. Insurance and investment sales commission income decreased $107,000, to $3.8 million for the nine months ended September 30, 2010, from $3.9 million during the same period of 2009. This is the result of receiving less contingent commission income in the first nine months of 2010 compared to the same period of 2009. In 2010, $104,000 was received compared to $432,000 in 2009.

Loss on Securities. Non-interest income was reduced in the first nine months of 2010 by $325,000 as First Defiance recognized $331,000 of other-than-temporary impairment charges for certain impaired investment securities partially offset by the gain on sale of $6,000 from available for sale securities. In the first nine months of 2009, $2.5 million of OTTI charges were recorded on impaired investments, partially offset by the $279,000 gain recorded from the sale of available for sale securities.

Non-Interest Expense.

Non-interest expense increased to $47.0 million for the first nine months of 2010 compared to $45.9 million for the same period in 2009. The year-to-date 2010 amount includes $53,000 of non-recurring costs associated with the acquisition of a group medical benefits line of business in May 2010.

Compensation and Benefits. Compensation and benefits decreased to $20.2 million for the first nine months ended September 30, 2010 from $21.5 million for the same period in 2009. A significant part of this decrease relates to management’s decision to preemptively reduce staff levels as well as to allow attrition to reduce staffing levels. The Company had 502 full-time equivalent employees as of September 30, 2010 compared to 520 as of September 30, 2009.

Occupancy. Occupancy costs decreased $637,000 in the first nine months of 2010. This decrease can be attributed to the cost savings from closing several branches in January 2010 as previously announced in the Company’s 2009 10-K.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $2.8 million to $18.6 million for the first nine months of 2010 from $15.8 million for the same period in 2009. Significant increases between the first nine months of 2010 and 2009 include an increase in credit, collection and OREO expenses of $1.8 million for other real estate owned and repossessed assets and $457,000 of expenses related to the core system conversion that will take place later in 2010. These costs were partially offset by a decrease in office supply expense (down $53,000) and country club memberships (down $32,000) as a direct result of management’s cost control initiative.

Table 11 – Key Year-To-Date Non-Interest Expense Variances

9 Months Ended	9-30-10	9-30-09
Credit and Collection Expense	$987,272	$816,781
REO Expenses	3,551,922	1,893,393
Core Conversion Costs	456,879	—

Credit and collection expenses are mainly legal costs incurred in the normal course of collecting a debt. REO expenses are mainly the write-downs taken primarily due to a change in the value of the foreclosed asset as well as costs to maintain the property such as real estate taxes and repairs. Core conversion expenses are mainly consulting expenses, deconversion fees and training costs.

The efficiency ratio for the first nine months of 2010 was 63.75% compared to 62.36% for the same period of 2009.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $17.2 million of cash provided by operating activities during the first nine months of 2010. The Company’s cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At September 30, 2010, First Defiance had $95.3 million in outstanding loan commitments and loans in process to be funded generally within the next nine months and an additional $256.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $92.3 million of loans held-for-sale. Also, the total amount of certificates of deposit that are scheduled to mature by September 30, 2011 is $404.8 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established an Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO reviews liquidity on a monthly basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Company’s Chief Financial Officer and Controller.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of September 30, 2010 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the nine months ended September 30, 2010 and the year-ended December 31, 2009.

September 30, 2010 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 400 bp	285,204	(12,744)	(4.28%)
+ 300 bp	289,973	(7,974)	(2.68%)
+ 200 bp	294,296	(3,652)	(1.23%)
+ 100 bp	297,269	(679)	(0.23%)
0 bp	297,948	—	—

December 31, 2009 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 300 bp	263,012	(9,820)	(3.60%)
+ 200 bp	267,908	(4,924)	(1.80%)
+ 100 bp	270,927	(1,905)	(0.70%)
0 bp	272,932	—	—

Capital Resources

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal’s compliance with each of the capital requirements at September 30, 2010 (in thousands).

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized
Regulatory capital	$211,594	$211,594	$233,072	$233,072
Minimum required regulatory capital	79,036	98,794	136,397	170,496

Excess regulatory capital	$132,558	$112,800	$96,675	$62,576

Regulatory capital as a percentage of assets (1)	10.71%	10.71%	13.67%	13.67%
Minimum capital required as a percentage of assets	4.00%	5.00%	8.00%	10.00%

Excess regulatory capital as a percentage of assets	6.71%	5.71%	5.67%	3.67%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.0 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.7 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies, which are identified and discussed in detail in the Company’s Annual Report on Form 10-K, include the Allowance for Loan Losses, Valuation of Securities, Valuation of Goodwill and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2010.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis point shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points (which is consistent with management’s estimate of the range of potential interest rate fluctuations) over a 12 month period, using September 30, 2010 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

First Defiance did not have any common stock repurchases during the first nine months of 2010, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the CPP prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 10.1 First Federal Bank of the Midwest Executive Group Life Plan – Post Separation, as amended

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

First Defiance Financial Corp. (Registrant)

Date: November 2, 2010	By:	/s/ William J. Small
William J. Small
Chairman, President and Chief Executive Officer

Date: November 2, 2010	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer