Form 10-K/A
period 2009-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2011-02-18
CIK 946647

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 2, 2010, there were issued and outstanding 8,117,520 shares of the Registrant’s common stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2009 was approximately $113.1 million.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2010 Annual Shareholders’ Meeting.

EXPLANATORY NOTE

First Defiance Financial Corp. (“First Defiance” or the “Company”) is filing this Amendment to Form 10-K for the fiscal year ended December 31, 2009 (this “Form 10-K/A”) to amend Part II, Item 8 to disclose management’s determination that, as of December 31, 2009, there was a material weakness in the Company’s internal control over financial reporting. There are no changes to the financial statements that are included in Item 8 of this Form 10-K/A.

When First Defiance’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, they identified a deficiency in controls. At first, management and the Company’s independent registered public accounting firm, Crowe Horwath LLP, believed that this deficiency constituted a significant deficiency. However, upon further review, management and Crowe Horwath have determined that this deficiency constituted a material weakness in the Company’s internal control over financial reporting.

In accordance with the rules of the Securities and Exchange Commission, First Defiance has set forth in its entirety the text of Part II, Item 8 even though only Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm have changed. There are no changes to the financial statements that are included in Item 8 of this Form 10-K/A. Updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2, updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 32.1 and 32.2 and an updated Consent of Crowe Horwath LLP has been included as Exhibit 23.1 to this Form 10-K/A. Other than the change to Item 8, the Form 10-K is unchanged. This amendment is limited in scope to the portions of the Form 10-K set forth above and does not amend, update, or change any other items or disclosures contained in the Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

The management of First Defiance is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

First Defiance’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, and this assessment identified a deficiency in controls because management was considering future events in its loan grading and specific reserve allocations for loan losses. At first, management and the Company’s independent registered public accounting firm, Crowe Horwath LLP, believed that this deficiency constituted a significant deficiency. However, upon further review, management and Crowe Horwath have determined that this deficiency constituted a material weakness in the Company’s internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Based on this material weakness, management believes that First Defiance did not maintain effective internal control over financial reporting as of December 31, 2009.

Crowe Horwath LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included below.

Managements Remediation Efforts

After the control deficiency was identified in January 2010, the Company made several changes in its internal controls to remediate this deficiency. These changes included, changes in internal controls associated with internal grading of loans, ongoing enhancements to processes for communication to lending personnel, and the addition of a secondary review process that is focused on accurately grading loans. We believe that the changes to our internal control processes as designed were adequate to remediate the material weakness as of September 30, 2010.

William J. Small	Donald P. Hileman
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in controls related to the allowance for loan losses was identified as a material weakness as of December 31, 2009. In particular, management placed reliance on future events in its loan grading and specific reserve allocations for loan losses. For one loan, management did not downgrade the loan, even though there was documented evidence of deterioration, because they were relying on a potential restructure of the borrower’s company. For a second loan, management’s calculation of the specific reserve included collateral that had not yet been secured. This material weakness has been identified and included in

Management’s Report of Internal Control over Financial Reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ending December 31, 2009 and does not affect our report on those financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Defiance Financial Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effects of the material weakness described above, First Defiance Financial Corp. has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

The following table provides additional information related to First Defiance’s trust preferred securities as of December 31, 2009 (dollars in thousands):

Deal	Class	Book Value	Fair Value	Unrealized Loss	Realized Losses 2009	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub- ordination as a % of Current Performing Collateral
Preferred Term VI	Mezz	$243	$141	$(102)	$(17)	Caa1	5	60.83%	0.00%	—%
TPREF Funding II	B	751	284	(467)	(243)	CC	21	31.29%	27.16%	—
Alesco VIII*	D-1	0	0	—	(1,000)	Ca	*	*	*	*
Alesco Preferred Funding XVI	C	5	5	—	(415)	Ca	39	26.45%	28.97%	—
Alesco Preferred Term Sec XVII	C-1	10	10	—	(995)	Ca	38	31.05%	31.63%	—
I-Preferred Term Sec I	B-1	1,000	496	(504)	—	B+	16	9.04%	20.13%	21.18%
Dekania II CDO	C-1	989	471	(518)	—	B	36	—	16.48%	28.18%
Alesco Preferred Funding XII	C-1	10	10	—	(851)	Ca	68	23.06%	22.43%	—
Preferred Term Sec XXVII	C-1	962	172	(790)	—	Ca	37	21.24%	21.62%	0.52%
Trapeza CDO I*	D	0	0	—	(369)	Ca	*	*	*	*
Alesco Preferred Funding VIII*	D-1	0	0	—	(25)	Not Rated	*	*	*	*
Alesco Preferred Funding IX*	I/O	0	0	—	(25)	Not Rated	*	*	*	*

Total		$3,970	$1,589	$(2,381)	$(3,940)

*	These securities have been written down to a book value of zero and have no underlying collateral support.

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

401(k) Plan

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

FIRST DEFIANCE FINANCIAL CORP.

February 18, 2011	By:	/s/ Donald P. Hileman
Donald P. Hileman Chief Financial Officer (Principal Financial Officer)

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

Exhibit Number	Description

3.1	Articles of Incorporation	(1)

3.2	Code of Regulations	(1)

3.3	Bylaws	(1)

3.4	Amendment to Articles of Incorporation	(11)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(19)

4.2	Form of Warrant for Purchase of Shares of Common Stock	(15)

10.1	1996 Stock Option Plan	(2)

10.2	Form of Incentive Stock Option Award Agreement	(3)

10.3	Form of Nonqualified Stock Option Award Agreement	(3)

10.4	1996 Management Recognition Plan and Trust	(2)

10.5	2001 Stock Option and Incentive Plan	(5)

10.6	1993 Stock Incentive Plan	(1)

10.7	Employment Agreement with William J. Small	(6)

10.8	Employment Agreement with James L. Rohrs	(7)

10.9	Employment Agreement with Donald P. Hileman	(18)

10.10	Employment Agreement with Gregory R. Allen	(9)

10.11	Description of Annual Bonus	(16)

10.12	2005 Stock Option and Incentive Plan	(10)

10.13	Letter Agreement, dated December 5, 2008, between First Defiance and the U.S. Treasury	(12)

10.14	2008 Long Term Incentive Compensation Plan	(13)

10.15	Form of Contingent Award Agreement	(14)

10.16	Form of Stock Option Award Agreement	(4)

10.17	Amendment to all Employment Agreements for CPP	(4)

10.18	Form of Agreement for CPP Compensation Standards	(19)

10.19	Form of Option Award Agreement	(19)

14	Code of Ethics	(16)

21	List of Subsidiaries of the Company	(16)

23.1	Consent of Crowe Horwath LLP	(17)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

99.1	PEO TARP Capital Purchase Program Certification	(19)

99.2	PFO TARP Capital Purchase Program Certification	(19)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354).

(2)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2001 Form 10-K

(3)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2004 Form 10-K

(4)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2008 Form 10-K

(5)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement

(6)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed October 1, 2007

(7)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed October 1, 2007

(8)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed October 1, 2007

(9)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007

(10)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement

(11)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008

(12)	Incorporated herein by reference to exhibit 10 in Form 8-K filed December 8, 2008

(13)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 12, 2008

(14)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008

(15)	Incorporated herein by reference to exhibit 4 in Form 8-K filed December 8, 2008

(16)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2007 Form 10-K

(17)	Included herein

(18)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 16, 2009

(19)	Previously included in Registrant’s 2009 Form 10-K filed March 3, 2010