Form 10-K
period 2010-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2011-03-01
CIK 946647

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2010

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

As of February 25, 2011, there were issued and outstanding 8,118,236 shares of the Registrant’s common stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2010 was approximately $71.4 million

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2010 Annual Shareholders’ Meeting

First Defiance Financial Corp.

Annual report on Form 10-k

PART I

Item 1.	Business

First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company that, through its subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance & Investments, Inc. (“First Insurance”) (collectively, “the Subsidiaries”), focuses on traditional banking and property and casualty and life and group health insurance products. The Company’s banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. The Company’s insurance activities consist primarily of commissions relating to the sale of property and casualty and life and group health insurance products.

The Company’s philosophy is to grow and prosper, building long-term relationships based on top quality service, high ethical standards and safe and sound assets. The Company operates as a locally oriented, community-based financial services organization, augmented by experienced, centralized support in select critical areas. The Company’s local market orientation is reflected in its market area management and local advisory boards, which are comprised of local business persons, professionals and other community representatives that assist area management in responding to local banking needs.

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

The Company successfully converted its core service systems in the fourth quarter of 2010. The conversion of core services to the new provider did not cause any significant service interruptions or negative client impact.

At December 31, 2010, the Company had consolidated assets of $2.04 billion, consolidated deposits of $1.58 billion, and consolidated stockholders’ equity of $240.3 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

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

The Subsidiaries

The Company’s core business operations are conducted through the Subsidiaries:

First Federal Bank of the Midwest: First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. As of December 31, 2010, it conducts operations through 26 full service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Putnam, Seneca, Williams and Wood counties in northwest Ohio, 1 full service banking center office in Allen county in northeast Indiana and 6 full service banking center offices in Lenawee county in southeast Michigan.

On March 14, 2008, First Defiance completed the acquisition of Pavilion Bancorp, Inc (“Pavilion”) and its subsidiary, Bank of Lenawee. That acquisition added eight banking branch offices located in Lenawee and Hillsdale counties in Michigan. The one branch in Hillsdale county that was acquired in the Pavilion acquisition was closed in January 2010. On January 21, 2005, First Defiance completed the acquisition of ComBanc, Inc. (“ComBanc”) and its subsidiary, the Commercial Bank, Delphos, Ohio. That acquisition added four branch offices located in Allen County, Ohio, which is adjacent to First Defiance’s existing footprint. On April 8, 2005, First Defiance completed the acquisition of the Genoa Savings and Loan Company, (“Genoa”) which added three offices in the metropolitan Toledo, Ohio area.

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

First Insurance & Investments: First Insurance is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business in the Defiance, Archbold, Bryan and Bowling Green, Ohio areas. First Insurance offers property and casualty insurance, life insurance and group health insurance. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency. See Note 4 – Acquisitions in the Notes to the financial statements for additional information.

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

First Defiance’s investment portfolio includes 46 CMO and REMIC issues totaling $54.6 million, all of which are fully amortizing securities. Management does not believe the risks associated with any of its CMO or REMIC investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance did not have any off-balance sheet derivative securities at December 31, 2010.

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

The carrying value of securities at December 31, 2010 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
	Under 1 Year	Weighted Average Rate	1 - 5 Years	Weighted Average Rate	6-10 Years	Weighted Average Rate	Over 10 Years	Weighted Average Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$10,308	4.53%	$19,831	4.30%	$8,259	4.04%	$1,333	4.85%	$39,731	4.29%
REMICs and CMOs	13,961	4.99	24,185	4.52	13,491	4.28	2,132	3.86	53,769	4.57
U.S. government and federal agency obligations	1,000	4.50	1,000	5.25	6,000	2.75	4,000	3.25	12,000	3.27
Obligations of states and political subdivisions (1)	1,465	3.29	1,834	4.74	11,956	4.23	37,774	4.23	53,029	4.22
Trust preferred stock and preferred stock	—		—		17	8.38	3,828	2.26	3,845	2.28
Corporate bonds	—	—	3,000	0.65	1,000	0.74	—	—	4,000	0.67

Total	$26,734		$49,850		$40,723		$49,067		$166,374

Unamortized premiums/ (discounts)									(332)
Unrealized gain on securities available for sale									49

Total									$166,091

(1)	Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

	December 31
	2010	2009	2008
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$11,985	$14,251	$14,685
Obligations of state and political subdivisions	52,750	44,733	37,013
CMOs, REMICS and mortgage-backed securities	95,174	76,798	61,955
Trust preferred stock and preferred stock	1,546	1,676	3,922
Corporate bonds	3,797	—	—

Total	$165,252	$137,458	$117,575

Held-to-maturity securities:
Mortgage-backed securities	$440	$530	$646
Obligations of state and political subdivisions	399	1,390	240

Total	$839	$1,920	$886

For additional information regarding First Defiance’s investment portfolio refer to Note 6 – Investment Securities to the consolidated financial statements.

Interest-Bearing Deposits

At December 31, 2010 and 2009, the Company had $143.0 million and $90.0 million, respectively in overnight investments with the Federal Reserve, which amount is included in interest-bearing deposits. First Defiance had interest-earning deposits in the FHLB of Cincinnati and other financial institutions amounting to $1.2 million and $1.5 million at December 31, 2010 and 2009, respectively.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2010, First Federal serviced 13,580 loans totaling $1.28 billion. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to Freddie Mac, Fannie Mae and FHLB. In 2010, 56.62%, 4024% and 3.02% of the Company’s sold loans were to Freddie Mac, Fannie Mae and FHLB, respectively.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31
	2010			2009			2008
Rate	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance
	(Dollars in Thousands)
Less than 5.00%	5,074	$576,628	45.22%	3,183	$355,467	29.10%	1,089	$88,681	8.05%
5.00% - 5.99%	5,059	437,984	34.35	5,675	515,795	42.22	5,111	453,548	41.18
6.00% - 6.99%	2,923	229,524	18.00	3,688	310,368	25.41	5,302	502,811	45.66
7.00% - 7.99%	468	29,047	2.28	567	37,410	3.06	749	52,884	4.80
8.00% - 8.99%	49	1,719	0.13	56	2,140	0.18	70	2,931	0.27
9.00% and over	7	278	0.02	10	375	0.03	16	465	0.04

Total	13,580	$1,275,180	100.00%	13,179	$1,221,555	100.00%	12,337	$1,101,320	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	2010				2009				2008
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)
1–5 years	400	2.95%	$12,692	1.00%	659	5.00%	$37,562	3.07%	941	7.63%	$65,351	5.93%
6–10 years	1,961	14.44	90,706	7.11	2,181	16.55	111,117	9.10	2,312	18.74	126,206	11.46
11–15 years	2,944	21.68	273,714	21.46	2,382	18.07	210,332	17.22	1,795	14.55	141,168	12.82
16–20 years	865	6.37	84,865	6.66	682	5.17	62,182	5.09	634	5.14	54,303	4.93
21–25 years	2,426	17.86	231,232	18.13	2,239	16.99	213,477	17.48	2,097	17.00	203,117	18.44
More than 25 years	4,984	36.70	581,971	45.64	5,036	38.22	586,885	48.04	4,558	36.94	511,175	46.42

Total	13,580	100.00%	$1,275,180	100.00%	13,179	100.00%	$1,221,555	100.00%	12,337	100.00%	$1,101,320	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose.” At December 31, 2010, First Federal’s limit on loans-to-one borrower was $35.2 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $20.5 million, $19.9 million, $15.5 million, $15.2 million and $15.0 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2010.

Loan Portfolio Composition – The net increase or (decrease) in net loans receivable over the prior year was ($102.2 million), ($12.1 million), and $316.8 million in 2010, 2009, and 2008, respectively. First Defiance acquired net loans of $232.5 million in the Pavilion acquisition in 2008. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating property totaled $407.7 million at December 31, 2010, which represents 27% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Single family residential	$205,938	13.5%	$227,592	13.8%	$251,807	15.4%	$231,921	17.9%	$250,808	20.1%
Five or more family residential	120,534	7.9	103,169	6.3	78,427	4.8	56,774	4.4	57,263	4.6
Nonresidential real estate	646,478	42.2	703,721	42.8	677,313	41.3	545,077	42.1	522,597	41.9
Construction	30,340	2.0	48,625	3.0	72,938	4.4	13,146	1.0	17,339	1.4

Total real estate loans	1,003,290	65.6	1,083,107	65.9	1,080,485	65.9	846,918	65.4	848,007	68.0
Other:
Consumer finance	22,848	1.5	34,105	2.0	41,012	2.5	37,743	2.9	43,770	3.5
Commercial	369,959	24.2	379,408	23.1	356,574	21.8	283,072	21.8	232,914	18.7
Home equity and improvement	133,593	8.7	147,977	9.0	161,106	9.8	128,080	9.9	122,789	9.8

Total non-real estate loans	526,400	34.4	561,490	34.1	558,692	34.1	448,895	34.6	399,473	32.0

Total loans	1,529,690	100.0%	1,644,597	100.0%	1,639,177	100.0%	1,295,813	100.0%	1,247,480	100.0%

Less:
Loans in process	9,267		26,494		20,892		5,085		6,409
Deferred loan origination fees	920		981		1,050		1,032		1,182
Allowance for loan losses	41,080		36,547		24,592		13,890		13,579

Net loans	$1,478,423		$1,580,575		$1,592,643		$1,275,806		$1,226,310

In addition to the loans reported above, First Defiance had $18.1 million, $10.3 million, $11.0 million, $5.8 million, and $3.4 million in loans classified as held for sale at December 31, 2010, 2009, 2008, 2007 and 2006, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2010 regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	Years After December 31, 2010
	Due Less than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+	Total
	(In Thousands)
Real estate	$249,514	$150,387	$486,863	$67,479	$15,007	$34,040	$1,003,290
Non-real estate:
Commercial	241,325	47,525	76,748	4,361	—	—	369,959
Home equity and improvement	19,788	11,069	49,467	4,895	12,928	35,446	133,593
Consumer finance	9,911	6,402	6,047	411	66	11	22,848

Total	$520,538	$215,383	$619,125	$77,146	$28,001	$69,497	$1,529,690

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

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2010 which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate	$284,302	$469,474	$753,776
Commercial	101,230	27,404	128,634
Other	26,004	100,738	126,742

	$411,536	$597,616	$1,009,152

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

Adjustable-rate loans represented 6.6% of First Defiance’s total originations of one-to-four family residential mortgage loans in 2010 compared to 1.4% and 7.2% during 2009 and 2008, respectively.

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

The following table shows total loans originated, loan reductions, and the net increase in First Defiance’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2010	2009	2008
	(In Thousands)
Loan originations:
Single family residential	$420,644	$572,500	$262,338
Multi-family residential	44,173	75,632	44,853
Non-residential real estate	149,717	197,320	225,520
Construction	11,821	10,241	20,167
Commercial	290,501	341,477	341,657
Home equity and improvement	15,289	16,956	40,786
Consumer finance	12,230	16,530	24,751

Total loans originated	944,375	1,230,656	960,072
Loans acquired in acquisitions	—	—	236,759
Loan reductions:
Loan pay-offs	254,537	317,239	387,475
Loans sold	390,908	518,453	186,204
Periodic principal repayments	406,056	390,158	274,579

	1,051,501	1,225,850	848,258

Net (decrease) increase in total loans and loans held for sale	$(107,126)	$4,806	$348,573

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

Delinquent Loans – The following table sets forth information concerning delinquent loans at December 31, 2010, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over and Non accrual		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Single family residential and construction	$1,126	0.07%	$1,785	0.12%	$7,225	0.47%	$10,136	0.66%
Nonresidential and Multi-family residential	1,208	0.08	1,690	0.11	21,737	1.42	24,635	1.61
Home equity and improvement	2,711	0.18	330	0.02	517	0.03	3,558	0.23
Consumer finance	231	0.01	52	0.01	14	0.00	297	0.02
Commercial	402	0.03	1,580	0.10	11,547	0.76	13,529	0.89

Total	$5,678	0.37%	$5,437	0.36%	$41,040	2.68%	$52,155	3.41%

Overall, the level of delinquencies at December 31, 2010 has increased from the levels at December 31, 2009, when First Defiance reported that 3.21% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has increased to 2.68% at December 31, 2010 from 2.51% at December 31, 2009. The level of total loans 60-89 days delinquent has increased to 0.36% at December 31, 2010 from 0.21% at December 31, 2009. Overall, the level of loans that were 30 to 59 days past due past due decreased from 0.49% at December 31, 2009 to 0.37% at December 31, 2010. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

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

Impaired loans acquired in the ComBanc, Genoa and Pavilion acquisitions have been accounted for under the provisions of FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Such loans were recorded at their fair value, which was estimated based on the expected cash flow of the acquired loan. In the Genoa acquisition, 10 loan relationships with a stated value of $1.5 million were recorded at $721,000. In the ComBanc acquisition, 12 loan relationships with a stated value of $3.4 million were recorded at $2.0 million. In the Pavilion acquisition, 12 loan relationships with a stated value of $6.4 million were recorded at $4.4 million. Of all these impaired loans that were acquired in an acquisition, as of December 31, 2010, 12 loan relationships remained with a contractual balance of $3.5 million and were recorded at $2.2 million. If management’s expectations about the cash flow of those loans changes over time, the difference will be recognized as a yield adjustment over the remaining life of the respective loan. In 2010, $32,000 of impairment was recognized as a yield adjustment. There were no significant changes in the expected cash flows of the remaining loan relationships in 2010.

Loans originated by First Federal having principal balances of $70.9 million, $58.8 million, and $27.5 million were considered impaired as of December 31, 2010, 2009 and 2008, respectively. These amounts exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment and credit card loans. There was $2,017,000 of interest received and recorded in income during 2010 related to impaired loans. There was $913,000 and $1,067,000 recorded in 2009 and 2008, respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2010, 2009 and 2008 was $2.0 million, $2.7 million, and $1.8 million, respectively. The average recorded investment in impaired loans during 2010, 2009 and 2008 (excluding loans accounted for under Topic 310 Subtopic 30) was $64.4 million, $38.9 million and $25.7 million, respectively. The total allowance for loan losses related to these loans was $16.6 million, $12.2 million, and $6.0 million at December 31, 2010, 2009 and 2008, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2010, First Defiance recognized $3.2 million of expense related to write-downs in value of real estate acquired by foreclosure. The balance of real estate owned at December 31, 2010 was $9.6 million.

As of December 31, 2010, First Defiance’s total non-performing loans amounted to $47.0 million or 3.10% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $47.9 million or 2.96% of total loans, at December 31, 2009. Non-performing loans are loans which are more than 90 days past due or loans which have been restructured and identified as troubled debt restructurings. The nonperforming loan balance includes $32.2 million of loans originated by First Federal also considered impaired or acquired loans accounted for under Topic 310 Subtopic 30.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Nonperforming loans:
Single family residential, construction and home improvement	$7,742	$6,475	$5,088	$2,608	$1,980
Nonresidential and multi-family residential real estate	21,737	24,042	19,979	5,917	4,977
Commercial	11,547	10,615	2,881	675	272
Consumer finance	14	59	69	17	54
Troubled debt restructurings	6,001	6,715	6,250	—	—

Total nonperforming loans	47,041	47,906	34,267	9,217	7,283
Real estate owned	9,591	13,413	6,973	2,410	2,321
Other repossessed assets	—	114	27	50	71

Total repossessed assets	9,591	13,527	7,000	2,460	2,392

Total nonperforming assets	$56,632	$61,433	$41,267	$11,677	$9,675

Total nonperforming assets as a percentage of total assets	2.78%	2.99%	2.11%	0.73%	0.63%

Total nonperforming loans as a percentage of total loans*	3.10%	2.96%	2.12%	0.71%	0.59%

Allowance for loan losses as a percent of total nonperforming assets	72.54%	59.49%	59.59%	118.95%	140.35%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

In addition to the $47.0 million of non-performing loans reported above and $39.3 million of loans considered impaired (including loans accounted for under Topic 310 Subtopic 30), which are not included in the non-performing loans reported above, there are approximately $54.3 million of performing nonresidential real estate and commercial loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the inclusion of such loans in non-performing loans at some future date. In analyzing these loans for the purpose of determining the adequacy of the allowance for loan losses, management has determined that these loans generally have significant collateral, strong guarantors, or both.

Allowance for Loan Losses – First Defiance maintains an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance for loan loss is made up of two components. The first is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolio based on quantitative and qualitative factors. Quantitative factors are primarily the historical loss experience of the portfolio for the most recent weighted two years. Qualitative factors that may lead the Company to add additional general reserves on the non-impaired loan portfolio include such things as: changes in international, national and local economic business conditions, changes in the value of underlying collateral for collateral dependent loans, changes in the political and regulatory environment and changes in the trends of the loan portfolio.

The second component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual credits. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. An internal loan review of all loan relationships between $250,000 and $750,000 is performed annually. Management also engages a third-party to do an annual review of all loan relationships in excess of $750,000. Both of these loan reviews, among other things, independently assess management’s loan grades.

Loans charged-off are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remained static. To the extent that the portfolio grows at a rapid rate or overall quality deteriorates, the provision generally will exceed charge-offs, as happened in 2008 through 2010. However, in certain circumstances, including in 2006, net charge-offs may exceed the provision for loan losses when management determines that loans previously provided for in the allowance for loan losses are uncollectible and should be charged off. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2010, First Defiance’s allowance for loan losses amounted to $41.1 million compared to $36.5 million at December 31, 2009. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Allowance at beginning of year	$36,547	$24,592	$13,890	$13,579	$13,673
Provision for credit losses	23,177	23,232	12,585	2,306	1,756
Allowance acquired in acquisitions	—	—	4,258	—	—
Charge-offs:
Single family residential real estate	(3,092)	(2,281)	(1,185)	(256)	(513)
Commercial real estate	(9,928)	(5,799)	(3,758)	(1,803)	(1,028)
Commercial	(5,118)	(2,664)	(813)	(99)	(177)
Consumer finance	(124)	(320)	(380)	(161)	(392)
Home equity and improvement	(1,066)	(762)	(363)	(81)	(166)

Total charge-offs	(19,328)	(11,826)	(6,499)	(2,400)	(2,276)
Recoveries	684	549	358	405	426

Net charge-offs	(18,644)	(11,277)	(6,141)	(1,995)	(1,850)

Ending allowance	$41,080	$36,547	$24,592	$13,890	$13,579

Allowance for loan losses to total non-performing loans at end of year	87.33%	76.29%	71.77%	150.70%	186.45%
Allowance for loan losses to total loans at end of year*	2.70%	2.26%	1.52%	1.08%	1.10%
Allowance for loan losses to net charge-offs for the year	220.34%	324.08%	400.46%	696.24%	734.00%
Net charge-offs for the year to average loans	1.21%	0.70%	0.41%	0.16%	0.15%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses, as well as charge-offs, has increased significantly from 2008 through 2010 due mainly to continued deteriorating national and local economic conditions and the declining values of the underlying collateral of collateral dependent loans. The level of charge-offs increased in 2007 and 2006 because of general growth in the overall portfolio and deteriorating economic conditions, while in 2008, 2009 and 2010 there were some large relationships in the commercial real estate portfolio that were charged off due to the effect of the slowing economy. Management anticipates similar charge-off activity in 2011 compared to 2010, but believes the level of allowance for loan losses at December 31, 2010 is sufficient to cover the estimated losses incurred but not yet recognized in the loan portfolio.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition.”

	December 31
	2010		2009		2008		2007		2006
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars in Thousands)
Single family residential and construction	$6,029	15.5%	$6,048	16.8%	$3,678	19.8%	$2,112	18.9%	$2,077	21.5%
Nonresidential and Multi-family residential real estate	22,355	50.1	18,876	49.1	13,436	46.1	7,750	46.5	7,478	46.5
Other:
Commercial loans	10,871	24.2	9,444	23.1	6,351	21.8	3,420	21.8	3,317	18.7
Consumer and home equity and improvement loans	1,825	10.2	2,179	11.0	1,127	12.3	608	12.8	707	13.3

	$41,080	100.0%	$36,547	100.0%	$24,592	100.0%	$13,890	100.0%	$13,579	100.0%

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

To supplement its funding needs, First Defiance also utilizes the national market for Certificates of Deposit. Such deposits have maturities ranging from one to thirty-five months. These deposits are issued at the current rates available to customers in our market areas. The total balance of national certificates of deposit was $41.8 million and $47.4 million at December 31, 2010 and 2009, respectively.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$200,864	—	$176,513	—	$159,452	—
Interest bearing demand deposits	529,078	0.59%	447,858	0.77%	381,627	1.28%
Savings deposits	139,049	0.26	132,589	0.35	135,374	1.02
Time deposits	721,203	2.18	790,379	2.81	714,362	3.51

Totals	$1,590,194	1.21%	$1,547,339	1.69%	$1,390,815	2.25%

The following table sets forth the maturities of First Defiance’s retail certificates of deposit having principal amounts of $100,000 or more at December 31, 2010 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2011	$23,639
June 30, 2011	27,201
September 30, 2011	28,567
December 31, 2011	9,721
After December 31, 2011	62,130

Total retail certificates of deposit with balances of $100,000 or more	$151,258

The following table details the deposit accrued interest payable as of December 31:

	2010	2009
	(In Thousands)
Interest bearing demand deposits and money market accounts	$40	$48
Certificates of deposit	211	665

	$251	$713

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

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	December 31
	2010	2009	2008
	(Dollars in Thousands)
Long-term:
FHLB advances	$116,885	$146,927	$146,967
Weighted average interest rate	3.68%	3.36%	4.00%
Short-term:
FHLB advances	$—	$—	$9,100
Weighted average interest rate	—	—	0.54%
Securities sold under agreement to repurchase	$56,247	$48,398	$49,454
Weighted average interest rate	0.98%	1.05%	1.79%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2010	2009	2008
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$146,927	$146,967	$153,153
Average balance	127,281	146,946	146,054
Weighted average interest rate	3.70%	3.48%	4.17%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2010	2009	2008
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$—	$—	$44,900
Average balance	—	33	14,004
Weighted average interest rate	—	0.84%	2.17%
Revolving credit agreements:
Maximum balance	$—	$—	$23,200
Average balance	—	—	14,416
Weighted average interest rate	—	—	4.45%
Securities sold under agreement to repurchase:
Maximum balance	$56,247	$50,920	$50,679
Average balance	47,088	44,287	36,926
Weighted average interest rate	0.97%	1.29%	2.69%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2010, there was $116.9 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. At December 31, 2010 and December 31, 2009, no outstanding balances existed under First Defiance’s Cash Management Advance Line of Credit. The total available under this line is $15.0 million. Additionally, First Defiance has $100.0 million available under a REPO line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash and investment securities. At December 31, 2010, other than amounts available on the REPO and Cash Management line, First Federal had additional borrowing capacity with the FHLB of $29.5 million as a result of these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $19.3 million at December 31, 2010. First Federal also acquired $2.0 million in stock of the FHLB of Indianapolis from the Pavilion acquisition, which had a balance of $1.7 million at December 31, 2010. This stock is required to be held for a minimum of five years from the date the stock was acquired by First Federal, March 14, 2008.

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

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 1.67% as of December 31, 2010. The rate was 1.63% at December 31, 2009.

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

Participation in the Capital Purchase Program

In December 2008, First Defiance participated in the U.S. Treasury’s Capital Purchase Program (“CPP”). Under the CPP, First Defiance issued $37.0 million of First Defiance non-voting preferred stock and a warrant to purchase 550,595 shares of First Defiance’s common stock at an exercise price of $10.08 per share, subject to certain anti-dilution and other adjustments. The $37.0 million of preferred stock issued by First Defiance under the CPP qualifies as Tier 1 capital. The cash received from the preferred stock issuance is reflected in the financing activities section of the Consolidated Statements of Cash Flows in Item 8 of this Form 10-K. The general purpose of the funds was to maintain and create lending opportunities in our market area.

Employees

First Defiance had 536 employees at December 31, 2010. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it enjoys good relations with its personnel.

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

Regulation

General – First Defiance and First Federal are subject to regulation, examination and oversight by the OTS. Because the FDIC insures First Federal’s deposits, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the OTS and examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. First Federal is subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. Provisions of The Dodd-Frank Wall Street Reform and Consumer Protections Act (the “Dodd-Frank Act”) require the transfer of OTS functions to the Office of the Comptroller of the Currency (“OCC”), the FDIC, the Federal Reserve Board and the Bureau of Consumer Financial Protection on July 21, 2011. Effective with the change, First Federal’s primary regulator will be the OCC and First Defiance’s primary regulator will be the Federal Reserve Board. See “Proposed Changes in Reporting Requirements for OTS-Regulated Savings Associations and Holding Companies” below for more information.

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

The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2010, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	December 31, 2010
	Amount	Percent
	(In Thousands)
Tangible Capital	$213,625	10.81%
Requirement	29,646	1.50

Excess	$183,979	9.31%

Core Capital	$213,625	10.81%
Requirement	79,055	4.00

Excess	$134,570	6.81%

Total risked-based capital	$234,576	14.09%
Risk-based requirement	133,141	8.00

Excess	$101,435	6.09%

To be categorized as a well-capitalized institution, institutions need to maintain a tier 1 (core) capital ratio of 5%, a tier 1 capital to risk-weighted assets ratio of 6%, and a risk-based capital ratio of 10%. First Federal’s capital at December 31, 2010, meets the standards for a well-capitalized institution. There are no conditions or events since the most recent notification from the OTS regarding those capital standards that management believes have changed any of the well-capitalized categorizations of First Federal.

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

Transactions with Insiders and Affiliates – Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. In addition, all related party transactions must be approved by the Company’s audit committee pursuant to NASDAQ Rule 5630, including loans made by financial institutions in the ordinary course of business. All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act (FRA) and the Federal Reserve Board’s (FRB) Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. First Defiance and First Insurance are affiliates of First Federal.

Holding Company Regulation – First Defiance is a unitary thrift holding company and is subject to OTS regulations, examination, supervision and reporting requirements. Federal law generally prohibits a thrift holding company from controlling any other savings association or thrift holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. If First Defiance was to acquire control of another savings institution, other than through a merger or other business combination with First Federal, First Defiance would become a multiple thrift holding company and its activities would thereafter be limited generally to those activities authorized by the FRB as permissible for bank holding companies.

Deposit Insurance – First Federal is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. Deposit accounts at First Federal are insured by the FDIC, generally up to a maximum of $250,000. Further, from December 31, 2010 through December 31, 2012, deposits held in noninterest-bearing transaction accounts will be fully insured by the FDIC regardless of the amount in the account. The Bank has opted to participate in the FDIC’s Transaction Account Guarantee Program. See “Temporary Liquidity Guarantee Program” below.

During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, on December 16, 2008, the FDIC issued a final rule that raised the then current assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Further, beginning April 1, 2009, the FDIC required higher risk institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels. On May 22, 2009, the FDIC issued a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009 in the amount of $906,000 for First Federal. On November 12, 2009, the FDIC issued a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. As of December 31, 2010, $5.2 million in prepaid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011.

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

The Transaction Account Guarantee Program provides full deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2012, which was extended twice from December 31, 2009 and June 30, 2010, respectively. An annualized 25 basis point assessment (increased from 10 basis points) on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Company has opted to participate in the Transaction Account Guarantee Program.

Proposed Changes in Reporting Requirements for OTS-Regulated Savings Associations and Holding Companies

On February 3, 2011, the federal bank and thrift regulatory agencies announced proposed changes to the reporting requirements for savings associations, such as First Federal, and savings and loan holding companies, such as First Defiance, regulated by the OTS as required by the Dodd-Frank Act.

The February 3, 2011 proposed changes would:

•

Require savings associations to file quarterly Call reports, beginning with the March 31, 2012 report date. Effective on that date, all schedules of the Thrift Financial Report (including Schedules CMR and HC) would be eliminated;

•

Require savings associations to file data through the Summary of Deposits with the FDIC, beginning with the June 30, 2011 report date. Effective on that date, the OTS’s Branch Office Survey would be eliminated;

•	End collection of monthly median cost of funds data from savings associations, effective January 31, 2012; the last cost of funds indices would be published as of December 31, 2011; and

•	Require savings and loan holding companies to file the same reports with the Federal Reserve that bank holding companies file, beginning with the March 31, 2012 report date.

Under the proposals, savings associations and their holding companies would continue their current processes until the effective dates cited above.

This also means that the regulation and examination of First Federal and First Defiance will be transferred from OTS to the OCC on July 21, 2011.

Item 1A.	Risk Factors

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

Local Economic Conditions – First Defiance conducts its banking and insurance business primarily in northwest Ohio, northeast Indiana and southeast Michigan. Unemployment rates for most of the counties within our geographic market area are above the median rate for the United States and above the median rates for the States of Ohio, Indiana, and Michigan. As reported for December 2010, the 15 counties in which our offices are located had unemployment rates between 8.1% and 16.3%, and all experienced an improvement in their unemployment rate in 2010 compared to 2009. In addition, real estate values in First Defiance’s markets have declined and may continue to decline. High unemployment and declining real estate values have a negative impact on the Company’s earnings and financial condition because:

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

Declining Real Estate Values – Approximately 74.3% of the loans in First Federal’s portfolio are secured in whole or in part by real estate. As residential real estate prices have declined in the last two years, defaults and foreclosures have increased. Commercial real estate values have also declined, and the owners of many income-producing properties are experiencing declines in their revenue, which may adversely affect their ability to repay their loans. Foreclosures and resolutions of nonperforming loans require significant personnel resources and involve other costs that may increase our operating expenses. Properties acquired through foreclosure or by deed in lieu of foreclosure are taking longer to sell in the current economy, which increases the Company’s expenses for managing, maintaining and insuring real estate owned. If First Federal is unable to sell properties at a price that will cover its expenses as well as the unpaid principal and interest on the loan, the resulting write-downs and losses will adversely affect First Defiance’s net income.

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

At December 31, 2010, First Federal’s portfolio of commercial real estate loans totaled $767.0 million, or approximately 50.1% of total loans. First Federal’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose First Defiance to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

At December 31, 2010, First Federal’s portfolio of commercial loans totaled $370.0 million, or approximately 24.2% of total loans. Commercial loans generally expose First Defiance to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. First Federal’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

Financial reform legislation recently enacted will, among other things, eliminate the OTS, tighten capital standards, create a new Bureau of Consumer Financial Protection and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on First Defiance. For example, the new law provides that the OTS, which is currently the primary federal regulator for First Defiance and First Federal, will cease to exist on July 21, 2011. The OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including First Federal. Additionally, the Federal Reserve Board will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including First Defiance. Also effective one year after the date of enactment is a provision that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on First Defiance’s interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on a financial institution’s average consolidated total assets less tangible equity. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act also creates the Bureau of Consumer Financial Protection and gives it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, the Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions with $10 billion or less in assets, such as First Federal, will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict the specific impact the Dodd-Frank Act, and the yet to be written implementing rules and regulations, will have on financial institutions. However, it is expected that they will increase our operating and compliance costs and could increase our interest expense.

Other Laws and regulations may affect First Defiance’s results of operations.

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

In connection with its supervision of First Defiance, the OTS asked the Company to enter into a memorandum of understanding, which is a tool employed by bank regulatory agencies to address areas of concern to the regulator. The memorandum for the Company requires that it submit to the OTS specific strategies for increasing and maintaining capital at targets, to be established by First Defiance’s board of directors that are commensurate with First Defiance’s risk profile. At December 31, 2010, First Federal’s capital ratios were 10.81% for tangible capital and 14.09% for total risk-based capital, both of which exceed the regulatory thresholds to be considered “well-capitalized.” The memorandum also requires that First Defiance obtain approval from the OTS before it pays any dividends, including dividends on common shares, or incur, issue, renew, or rollover any debt. First Federal also agreed to a memorandum of understanding, the principal terms of which relate to First Federal’s risk profile and asset quality. Compliance with the First Federal memorandum may restrict First Defiance’s operations and adversely affect its financial results.

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

The Common Shares underlying the Warrant represent approximately 6.4% of the Common Shares outstanding as of December 31, 2010 (including the shares issuable upon exercise of the Warrant in our total outstanding Common Shares). If the Warrant is exercised, the interest of the existing holders of our Common Shares will be diluted. Although the Treasury Department has agreed not to vote any of the Common Shares acquired upon exercise of the Warrant, a transferee of the Warrant or of any Common Shares acquired upon exercise of the Warrant is not bound by this restriction. Finally, the terms of the Series A Preferred Shares allow the U.S. Treasury to impose additional restrictions, including those on dividends and to unilaterally amend the terms of the Series A Preferred Shares to comply with changes in applicable federal law.

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

The holders of Series A Preferred Shares, including the U.S. Treasury, may have different interests from the holders of our common shares, and could vote to block transactions that may be in the best interest of the present holders of our common shares.

We may need to raise additional capital in the future, which may result in significant dilution to holders of First Defiance Common Shares.

There can be no assurance that we will not in the future determine that it is advisable, or that we will not encounter circumstances where we determine that it is necessary, to issue additional Common Shares, securities convertible into or exchangeable for Common Shares or common-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. In addition, if we decide to repurchase the Series A Preferred Stock issued to the U.S. Treasury, we may elect or be required by our regulators to increase the amount of our Tier 1 common equity through the sale of additional Common Shares. Further, there can be no assurance that our regulators will not require us to generate additional capital, including Tier 1 common equity, in the future in the event of further negative economic circumstances, in order for us to redeem our Series A Preferred Stock held by the U.S. Treasury under the CPP or otherwise. The market price of our Common Shares could decline as a result of such exchange offerings, as well as other sales of a large block of our Common Shares or similar securities in the market thereafter, or the perception that such sales could occur. These factors could have a material adverse effect on the Company.

We may not be permitted to repurchase the U.S. Treasury’s CPP investment if and when we request approval to do so.

While it is our plan to repurchase the Series A Preferred Stock as soon as practicable, in order to repurchase such securities, in whole or in part, we must establish to our regulators’ satisfaction that we have met all of the conditions to repurchase and must obtain the approval of our primary federal regulator and the U.S. Treasury. There can be no assurance that we will be able to repurchase the U.S. Treasury’s CPP investment in our Series A Preferred Stock subject to conditions that we find acceptable, or at all. In addition to limiting our ability to return capital to our shareholders, the U.S. Treasury’s investment could limit our ability to retain key executives and other key employees because of the limits on compensation that may be paid to employees of CPP participants, and limit our ability to develop business opportunities.

If we are unable to redeem our Series A Preferred Stock within five years from the issuance date, the cost of this capital to us will increase substantially.

If we are unable to redeem our Series A Preferred Stock prior to December 5, 2013, the cost of this capital will increase substantially on that date, from 5.0% per annum (approximately $1.9 million annually) to 9.0% per annum (approximately $3.3 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate could have a material negative effect on our liquidity.

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

At December 31, 2010, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and thirty-two other full service banking centers in northwest Ohio, northeast Indiana and southeast Michigan. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio; 209 West Poe Road, Bowling Green, Ohio; 214 N. Defiance Street, Archbold, Ohio and 926 East High Street, Bryan, Ohio.

In 2009, the Company closed two branch locations, the Cole Street branch in Lima, Ohio which is owned, and the Hillsdale, Michigan branch which was leased. As of December 31, 2009, the Cole Street branch in Lima, Ohio was transferred at its fair value of $300,000 to other real estate owned and is currently held for sale. Also, the Hillsdale branch leasehold improvements were written down to a value of $0. These two branches were closed on January 22, 2010.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Road, Defiance, Ohio.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2010. See Note 10 to the Consolidated Financial Statements.

Description/address	Leased/ Owned	Net Book Value of Property	Deposits
	(In Thousands)
Main Office, First Federal
601 Clinton St., Defiance, OH	Owned	$4,520	$257,088
Operations Center
25600 Elliott Rd., Defiance, OH	Owned	5,814	N/A
Mobile Banking
1011 W. Beecher St., Adrian, MI	Owned	211	N/A
Branch Offices, First Federal
204 E. High St., Bryan, OH*	Owned	762	120,807
211 S. Fulton St., Wauseon, OH	Owned	528	51,905
625 Scott St., Napoleon, OH	Owned	1,144	70,686
1050 East Main St., Montpelier, OH	Owned	385	36,867
926 East High St., Bryan, OH*	Owned	89	—
1800 Scott St., Napoleon, OH	Owned	1,411	27,814
1177 N. Clinton St., Defiance, OH	Owned, Land Lease Leased	1,019	36,140
905 N. Williams St., Paulding, OH	Owned	832	42,083
201 E. High St., Hicksville, OH	Owned	404	24,250
3900 N. Main St., Findlay, OH	Owned	1,061	43,138
11694 N. Countyline St., Fostoria, OH	Owned	688	36,148
1226 W. Wooster, Bowling Green, OH	Owned	1,081	81,211
301 S. Main St., Findlay, OH	Owned	1,134	42,346
405 E. Main St., Ottawa, OH	Owned	369	74,210
124 E. Main St., McComb, OH	Owned	213	21,330
7591 Patriot Dr., Findlay, OH	Owned	1,201	33,501
417 W Dussell Dr., Maumee, OH	Owned, Land Lease	953	41,404
230 E. Second St., Delphos, OH	Owned	1,117	94,132
105 S. Greenlawn Ave., Elida, OH	Owned	353	40,037
2600 Allentown Rd., Lima, OH	Owned	847	41,556
22020 W. State Rt. 51, Genoa, OH	Owned	926	33,000
3426 Navarre Ave., Oregon, OH	Owned	1,010	28,631
1077 Louisiana Ave., Perrysburg, OH	Owned	1,145	25,475
2565 Shawnee Rd., Lima, OH	Owned	1,559	27,667
7437 Coldwater Rd., Fort Wayne, IN	Leased	129	12,471
135 South Main St., Glandorf, OH	Leased	—	13,161
300 N. Main St., Adrian, MI	Owned	795	59,513
1701 W. Maumee St., Adrian, MI	Owned	166	56,097
211 W. Main St., Morenci, MI	Owned	177	26,320
539 S. Meridian, Hudson, MI	Owned	617	37,915
1449 W. Chicago Blvd., Tecumseh, MI	Owned	1,559	22,290
501 E. Chicago Blvd., Tecumseh, MI	Leased	11	16,226
First Insurance & Investments
419 5th Street, Suite 1200, Defiance, OH	Leased	137	N/A
209 West Poe Road, Bowling Green, OH	Leased	16	N/A
214 N. Defiance St., Archbold, OH	Leased	—	N/A
926 E. High St., Bryan, OH**	Leased	—	N/A

		$34,383	$1,575,419

*	The Bryan East (926 East High St.) deposits are now included in the Bryan Main (204 E. High Street) totals.

**	Located in the Bryan East branch.

Item 3.	Legal Proceedings

First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “FDEF.” As of February 25, 2011, the Company had 2,296 shareholders of record.

The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2010 and 2009.

	Years Ending
	December 31, 2010			December 31, 2009
	High	Low	Dividend	High	Low	Dividend
Quarter ended:
March 31	$12.33	$9.20	$—	$8.95	$3.76	$.17
June 30	14.85	8.53	—	14.25	6.10	.085
September 30	10.63	8.55	—	18.33	12.00	.04
December 31	12.32	9.94	—	18.93	10.06	—

First Defiance’s ability to pay dividends to its shareholders is primarily dependent on the ability of the Subsidiaries to pay dividends to First Defiance. The OTS imposes various restrictions or requirements on the ability of a subsidiary of a savings and loan holding company to make capital distributions. The OTS has advised the Company that it is not likely to approve any distributions from First Federal for this purpose in the foreseeable future. The OTS also advised the Company that prior approval would be required to pay dividends utilizing borrowings or other sources of funds to which the Company may have access to. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

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

First Federal paid $4.8 million in dividends to First Defiance during 2010 and $5.4 million in 2009. First Insurance paid $1.0 million in dividends to First Defiance during 2010 and $700,000 in 2009.

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common stock and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2005, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First Defiance Financial Corp.	100.00	115.76	87.38	32.85	50.43	53.15
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank NASDAQ Index	100.00	112.27	88.14	64.01	51.93	61.27
SNL Midwest Thrift Index	100.00	113.49	95.86	85.19	71.76	58.17

First Defiance did not purchase any of its common shares during 2010, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the CPP prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party. The OTS has also prohibited First Defiance from repurchasing its common shares without prior approval of the OTS.

Item 6.	Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2010. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data
Financial Condition:
Total assets	$2,035,517	$2,057,523	$1,957,400	$1,609,404	$1,527,879
Investment securities	166,091	139,378	118,461	113,487	112,123
Loans receivable, net	1,478,423	1,580,575	1,592,643	1,275,806	1,226,310
Allowance for loan losses	41,080	36,547	24,592	13,890	13,579
Nonperforming assets (1)	56,632	61,433	41,267	11,677	9,675
Deposits and borrowers’ escrow balances	1,576,356	1,580,891	1,470,564	1,218,620	1,139,112
FHLB advances	116,885	146,927	156,067	139,536	162,228
Stockholders’ equity	240,331	234,086	229,159	165,954	159,825
Share Information:
Basic earnings per share	0.75	0.64	0.91	1.96	2.22
Diluted earnings per share	0.75	0.63	0.91	1.94	2.18
Book value per common share	25.00	24.26	23.67	23.51	22.38
Tangible book value per common share	17.16	16.44	15.67	17.79	16.99
Cash dividends per common share	—	0.295	0.95	1.01	0.97
Dividend payout ratio	NM	46.09%	10.44%	51.53%	43.69%
Weighted average diluted shares outstanding	8,153	8,196	7,919	7,178	7,163
Shares outstanding end of period	8,118	8,118	8,117	7,059	7,142
Operations:
Interest income	$95,865	$100,579	$103,463	$98,751	$93,065
Interest expense	25,702	33,257	41,268	50,089	44,043
Net interest income	70,163	67,322	62,195	48,662	49,022
Provision for loan losses	23,177	23,232	12,585	2,306	1,756
Non-interest income	27,590	26,295	19,069	22,130	19,624
Non-interest expense	63,463	60,524	57,794	48,113	43,839
Income before tax	11,113	9,861	10,885	20,373	23,051
Federal income tax	3,005	2,667	3,528	6,469	7,451
Net Income	8,108	7,194	7,357	13,904	15,600
Performance Ratios:
Return on average assets	0.39%	0.36%	0.40%	0.90%	1.04%
Return on average equity	3.40%	3.09%	3.85%	8.48%	10.03%
Interest rate spread (2)	3.68%	3.50%	3.51%	3.17%	3.36%
Net interest margin (2)	3.89%	3.76%	3.80%	3.55%	3.68%
Ratio of operating expense to average total assets	3.09%	2.99%	3.12%	3.12%	2.93%
Efficiency ratio (3)	63.89%	61.50%	67.74%	67.29%	63.31%
Capital Ratios:
Equity to total assets at end of period	11.81%	11.38%	11.71%	10.31%	10.46%
Tangible common equity to tangible assets at end of period	7.06%	6.69%	6.72%	8.00%	8.15%
Average equity to average assets	11.62%	11.49%	10.30%	10.62%	10.40%
Asset Quality Ratios:
Nonperforming assets to total assets at end of period (1)	2.78%	2.99%	2.11%	0.73%	0.63%
Allowance for loan losses to total loans*	2.70%	2.26%	1.52%	1.08%	1.10%
Net charge-offs to average loans	1.21%	0.70%	0.41%	0.16%	0.15%

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

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Corporation that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per common share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of First Defiance or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowing and saving habits.

•	Changes in the financial performance and/or condition of the Company’s borrowers.

•	Technological changes including core system conversions.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and the subsidiaries must comply.

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

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Recent Market Developments

The Dodd-Frank Act was signed into law on July 21, 2010. This new law has and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and will fundamentally change the system of regulatory oversight of the Company, including through the creation of the Financial Stability Oversight Council. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act is not yet known. The Dodd-Frank Act, however, could have a material adverse impact either on the financial services industry as a whole, or on First Defiance’s business, results of operations, financial condition and liquidity.

The Dodd-Frank Act broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The legislation also requires that publicly traded companies give shareholders a non-binding vote on executive compensation and “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act established a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

In addition, the Dodd-Frank Act, among other things:

•	Amends the Electronic Fund Transfer Act (“EFTA”) which has resulted in, among other things, the Federal Reserve Board issuing rules aimed at limiting debit-card interchange fees;

•	Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most financial holding companies;

•

Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the DIF, and increases the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•

Creates the Financial Stability Oversight Council, which will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity; and

•

Eliminate the OTS one year from the date of the new law’s enactment, making the OCC, which is currently the primary federal regulator for national banks, the primary federal regulator for federal thrifts, including First Federal. In addition, the Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including First Defiance.

The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations, the full extent of which cannot now be foreseen. Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on First Defiance, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

First Federal is a federally chartered stock savings bank that provides financial services to communities based in northwest Ohio, northeast Indiana, and southeastern Michigan where it operates 33 full service banking centers in 12 northwest Ohio counties, 1 northeast Indiana county, and 1 southeastern Michigan county. In 2009, First Federal announced the closings of two branch facilities, one located in the Lima, Ohio and the other in Hillsdale, Michigan. Both branches were closed in January 2010. First Federal also relocated its office facility in Oregon, Ohio during 2009.

First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

First Insurance sells a variety of property and casualty, group health and life and individual health and life insurance products. Insurance products are sold through First Insurance’s offices in Defiance, Archbold, Bryan and Bowling Green, Ohio. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency. See Note 4 – Acquisitions in the Notes to the Financial Statements.

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

Financial Condition

Assets at December 31, 2010 totaled $2.04 billion compared to $2.06 billion at December 31, 2009, a decrease of $22.0 million or 1.1%. Cash and equivalents increased $48.1 million to $169.2 million at December 31, 2010 from $121.1 million at December 31, 2009. The decrease in assets was a result in a decline in net loans receivable (excluding loans held for sale) of $102.2 million in 2010 due to the continued economic weakness in the market areas served by the Company.

Securities

The securities portfolio increased $26.7 million to $166.1 million at December 31, 2010. The 2010 activity in the portfolio included $76.4 million of purchases, $28.0 million of amortization and maturities, $20.3 million of principal pay-downs and $456,000 of securities being sold. There was a net decrease of $672,000 in market value on available-for-sale securities. The Company also recorded $331,000 of other-than-temporary impairment on three collateralized debt obligations in 2010. See Note 6 – Investment Securities in the Notes to the financial statements for additional information.

Loans

Gross loans receivable declined $97.6 million to $1.52 billion at December 31, 2010. For more details on the loan balances, see Note 8 – Loans Receivable in the Notes to the Financial Statements.

The majority of First Defiance’s non-residential real estate and commercial loans are to small and mid-sized businesses. The combined commercial, non-residential real estate and multi-family real estate loan portfolios totaled $1.14 billion and $1.19 billion at December 31, 2010 and 2009 respectively and accounted for approximately 74.3% and 72.1% of First Defiance’s loan portfolio at the end of those respective periods. First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio totaled $205.9 million at December 31, 2010, compared with $227.6 million at the end of 2009. At the end of 2010, those loans comprised 13.5% of the total loan portfolio, down from 13.8% at December 31, 2009.

Construction loans, which include one to four family and commercial real estate properties, declined to $30.3 million at December 31, 2010 compared to $48.6 million at December 31, 2009. These loans accounted for approximately 2.0% and 3.0% of the total loan portfolio at December 31, 2010 and 2009, respectively.

Home equity and home improvement loans declined to $133.6 million at December 31, 2010, from $148.0 million at the end of 2009. At the end of 2010, those loans comprised 8.7% of the total loan portfolio, down from 9.0% at December 31, 2009.

Consumer finance and mobile home loans were just $22.8 million at December 31, 2010, down from $34.1 million at the end of 2009. These loans comprised just 1.5% and 2.1% of the total portfolio at December 31, 2010 and 2009, respectively.

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

All loans over 90 days past due and/or on non-accrual as well as all Troubled Debt Restructured loans are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90 day delinquency occurs. For Troubled Debt Restructured loans, the loans are put into non-performing status in the month in which the restructure occurs.

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

For loans where First Federal determines that an updated appraisal is not necessary, other means are used to verify the value of the real estate, such as recent sales of similar properties on which First Federal had loans as well as calls to appraisers, brokers, realtors and investors. First Federal monitors and tracks its reserves quarterly to determine accuracy. Based on these results, changes may occur in the processes used. The most recent analysis indicates that our actual charge-offs are on average within 10% of the specific reserves previously established for these loans.

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

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the company sets aside reserves based on the analysis of individual credits. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate. Table 3 presents the allocation of the specific and general components of the allowance by signification loan types.

In establishing specific reserves, First Federal analyzes all loans on its classified and special mention lists at least quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantor in determining the amount of impairment of individual loans and the specific reserve to be recorded.

For purpose of the general reserve analysis, the loan portfolio is stratified into ten different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent weighted two years used at December 31, 2010.

The stratification of the loan portfolio resulted in a quantitative general allowance of $14.0 million at December 31, 2010 compared to $10.5 million at December 31, 2009. The increase in the quantitative allowance was due to the increase in the historical loss factors relating to commercial, commercial real estate, residential and credit card loans.

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

The qualitative analysis at December 31, 2010 indicated a general reserve of $10.5 million compared with $8.7 million at December 31, 2009. This decrease was mainly driven by improved cash flows and operating results of borrowers in 2010. In light of the continued environment of high unemployment, declining real estate values and sustained economic weakness in the Midwest, management feels it is prudent to maintain a higher level of general loan loss reserves. All 14 counties that represent the footprint of the Company have seen improvements in their unemployment rates in 2010, with only three below the national average of 9.1%. The Company operated one branch in Hillsdale county in 2009, but that office was closed in January 2010, therefore, that data is not being presented in this comparison. The unemployment rates in December 2010 for the following counties in Ohio were: Allen 9.8%, Defiance 9.9%, Fulton 10.6%, Hancock 8.1%, Henry 11.1%, Lucas 10.1%, Ottawa 16.3%, Paulding 9.8%, Putnam 8.4%, Seneca 10.2%, Williams 11.1% and Wood 9.0%, compared to December 2009 in Allen 11.6%, Defiance 12.8%, Fulton 14.3%, Hancock 9.6%, Henry 13.9%, Lucas 12.3%, Ottawa 17.3%, Paulding 12.7%, Putnam 11.0%, Seneca 13.0%, Williams 14.9% and Wood 11.1%. The Company operates in one county in Michigan, Lenawee which had an unemployment rate of 12.4% in December 2010 compared to 16.6% in December 2009. The Company operates in one county in Indiana, Allen, which had an unemployment rate of 9.4% in December 2010 compared to 10.0% in December 2009. First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.29% for construction loans to 1.70% for commercial loans. Credit cards were 10.56%.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for 2010 was $23.2 million, which is unchanged since December 31, 2009. The allowance for loan losses was $41.1 million and $36.5 million and represented 2.70% and 2.26% of loans, net of undisbursed loan funds and deferred fees and costs, as of December 31, 2010 and December 31, 2009, respectively. That increase was mainly the result of the decline in real estate values and some collateral dependent loans no longer having enough collateral value to support the outstanding balance. Management has expanded its credit monitoring functions even further beyond its traditionally strong focus. Additional asset review functions and more delinquent loan reporting requirements have been added to assist in this monitoring. Management will continually review credit concentrations by industry and has placed lower limits on lending within certain types of loan categories. Management has also segmented the commercial real estate portfolio to track the general performance of these segments to further refine the predictive process of identifying potential problem loans. The provision was offset by charge offs of $9.1 million against specific reserves and $10.2 million against general reserves and recoveries of $684,000 resulting in an increase to the overall allowance for loan loss of $4.5 million. In management’s opinion, the overall allowance for loan losses of $41.1 million as of December 31, 2010 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2010, First Defiance recorded OREO write-downs that totaled $3.2 million. These amounts were included in other non-interest expense. Management believes that the values recorded at December 31, 2010 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $133.1 million at December 31, 2010, compared to $128.9 million at December 31, 2009. At December 31, 2010, a total of $47.5 million of loans were classified as substandard for which a specific reserve is required. A total of $83.2 million in additional credits were classified as substandard at December 31, 2010 for which no specific reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also classified $2.4 million of loans doubtful at December 31, 2010. By contrast, at December 31, 2009, a total of $46.3 million of loans were classified as substandard for which some level of specific reserve was required and $78.0 million were classified as substandard which did not require any reserve. At December 31, 2009, $4.6 million of loans were classified as doubtful.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 87.3% at December 31, 2010 compared with 76.3% at December 31, 2009. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2010 are appropriate.

At December 31, 2010, First Defiance had total non-performing assets of $56.6 million, compared to $61.4 million at December 31, 2009. Non-performing assets include loans that are 90 days past due, troubled debt restructured loans and real estate owned and other assets held for sale. Non-performing assets at December 31, 2010 and 2009 by category were as follows:

Table 1 – Nonperforming Asset

	December 31
	2010	2009
	(In thousands)
Non-performing loans:
Single-family residential	$7,161	$5,349
Construction	64	675
Non-residential and multi-family residential real estate	21,737	24,042
Commercial	11,547	10,615
Consumer finance	14	59
Home equity and improvement	517	451
Troubled debt restructured loans, accruing	6,001	6,715

Total non-performing loans	47,041	47,906
Real estate owned and repossessed assets	9,591	13,527

Total non-performing assets	$56,632	$61,433

Allowance for loan losses as a percentage of total loans*	2.70%	2.26%
Allowance for loan losses as a percentage of non- performing assets	72.54%	59.49%
Allowance for loan losses as a percentage of non- performing loans	87.33%	76.29%
Total non-performing assets as a percentage of total assets	2.78%	2.99%
Total non-performing loans as a percentage of total loans*	3.10%	2.96%
* Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2009 and December 31, 2010 is primarily in non-residential and multi-family real estate loans. The balance of these types of non-performing loans was $2.3 million higher at December 31, 2009 compared to December 31, 2010. Approximately $14.5 million of 2009 non-performing loans are still considered non-performing loans at December 31, 2010 and $2.8 million of real estate owned at December 31, 2010 was in real estate owned at December 31, 2009. The commercial and non-residential real estate and multi-family real estate loans that are non-performing at December 31, 2010 are comprised of 74 relationships, with 8 relationships making up $22.2 million of the $33.3 million total. The allowance for loan losses includes $4.4 million for those 8 relationships. By comparison, at December 31, 2009, 10 relationships made up the $21.0 million of commercial and non-residential real estate and multi-family real estate loans total of $34.7 million.

Non-performing loans in the single-family residential, non-residential and multi-family residential real estate and commercial loan categories represent 3.48%, 2.83% and 3.12% of the total loans in those categories respectively at December 31, 2010 compared to 2.35%, 2.98% and 2.80% respectively for the same categories at December 31, 2009. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2010 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

Non-performing assets, which include non-accrual loans, accruing troubled debt restructured loans and real estate owned, decreased to $56.6 million at December 31, 2010 from $61.4 million at December 31, 2009.

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

The following table discloses charge-offs, recoveries and provision expense for the year ended December 31, 2010 by loan category ($ in thousands).

Table 2 – Charge-offs, Recoveries and Provision by Category

	Commercial Real Estate	Commercial	Consumer	Residential	Construction	Home Equity and Improvement	Total
Year Ended December 31, 2010
Allowance for loans individually evaluated
Beginning Specific Allocations	$6,917	$3,450	$—	$1,882	$—	$—	$12,249
Charge-Offs	(5,174)	(3,085)	—	(879)	—	—	(9,138)
Recoveries	—	—	—	—	—	—	—
Provisions	8,700	3,997	—	738	13	36	13,484

Ending Specific Allocations	$10,443	$4,362	$—	$1,741	$13	$36	$16,595

Allowance for loans collectively evaluated
Beginning General Allocations	$11,959	$5,994	$515	$4,166	$—	$1,664	$24,298
Charge-Offs	(4,754)	(2,033)	(124)	(2,213)	—	(1,066)	(10,190)
Recoveries	50	259	107	170	—	98	684
Provisions	4,657	2,289	(201)	2,092	60	796	9,693

Ending General Allocations	$11,912	$6,509	$297	$4,215	$60	$1,492	$24,485

The following table details net charge-offs and nonaccrual loans by loan type. For the twelve months ended and as of December 31, 2010, commercial real estate, which represented 50.14% of total loans, accounted for 52.98% of net charge-offs and 52.97% of nonaccrual loans, and commercial loans, which represented 24.19% of total loans, accounted for 26.06% of net charge-offs and 28.14% of nonaccrual loans. For the twelve months ended and as of December 31, 2009, Commercial real estate, which represented 49.06% of total loans, accounted for 51.09% of net charge-offs and 58.37% of nonaccrual loans, and commercial loans, which represented 23.07% of total loans, accounted for 21.93% of net charge-offs and 25.77% of nonaccrual loans.

Table 3 – Net Charge-offs and Non-accruals by Loan Type

	For the Twelve Months Ended December 31, 2010		As of December 31, 2010
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$2,922	15.67%	$7,161	17.45%
Construction	—	0.00%	64	0.16%
Commercial real estate	9,878	52.98%	21,737	52.96%
Commercial	4,859	26.06%	11,547	28.14%
Consumer finance	17	0.09%	14	0.03%
Home equity and improvement	968	5.19%	517	1.26%

Total	$18,644	100.00%	$41,040	100.00%

	For the Twelve Months Ended December 31, 2009		As of December 31, 2009
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$2,176	19.29%	$5,349	12.99%
Construction	—	0.00%	675	1.64%
Commercial real estate	5,761	51.09%	24,042	58.37%
Commercial	2,473	21.93%	10,615	25.77%
Consumer finance	159	1.41%	59	0.14%
Home equity and improvement	708	6.28%	451	1.09%

Total	$11,277	100.00%	$41,191	100.00%

Table 4 – Allowance for Loan Loss Activity

	For the Quarter Ended
	4th 2010	3rd 2010	2nd 2010	1st 2010	4th 2009
	(dollars in thousands)
Allowance at beginning of period	$41,343	$38,852	$38,980	$36,547	$31,248
Provision for credit losses	5,652	5,196	5,440	6,889	8,470
Charge-offs:
Residential	467	1,164	1,135	326	884
Commercial real estate	4,806	688	1,243	3,191	1,912
Commercial	388	842	3,153	735	354
Consumer finance	55	28	16	25	75
Home equity and improvement	363	148	156	399	135

Total charge-offs	6,079	2,870	5,703	4,676	3,360
Recoveries	164	165	135	220	189

Net charge-offs	5,915	2,705	5,568	4,456	3,171

Ending allowance	$41,080	$41,343	$38,852	$38,980	$36,547

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated.

Table 5 – Allowance for Loan Loss Allocation by Loan Category

	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(dollars in thousands)
Residential	$5,956	13.46%	$6,161	13.69%	$6,585	13.72%	$6,093	13.92%	$5,827	13.84%
Construction	73	1.98%	189	2.03%	214	2.73%	717	2.91%	221	2.96%
Commercial real estate	22,355	50.14%	22,294	49.82%	19,939	49.85%	19,354	49.98%	18,876	49.06%
Commercial	10,871	24.19%	10,679	23.89%	10,381	22.97%	10,672	22.12%	9,444	23.07%
Consumer	297	1.49%	527	1.74%	494	1.83%	402	1.99%	515	2.07%
Home equity and improvement	1,528	8.74%	1,493	8.83%	1,239	8.89%	1,742	9.08%	1,664	9.00%

	$41,080	100.00%	$41,343	100.00%	$38,852	100.00%	$38,980	100.00%	$36,547	100.00%

Key Asset Quality Ratio Trends

Table 6 – Key Asset Quality Ratio Trends

	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009
Allowance for loan losses / loans*	2.70%	2.67%	2.47%	2.47%	2.26%
Allowance for loan losses to net charge-offs	694.51%	1,528.39%	697.77%	874.78%	1,152.54%
Allowance for loan losses / non-performing assets	72.54%	72.17%	72.68%	73.05%	59.49%
Allowance for loan losses / non-performing loans	87.33%	89.56%	95.41%	96.03%	76.29%
Non-performing assets / loans plus REO*	3.70%	3.67%	3.37%	3.36%	3.77%
Non-performing assets / total assets	2.78%	2.81%	2.62%	2.59%	2.99%
Net charge-offs / average loans (annualized)	1.58%	0.70%	1.44%	1.14%	0.79%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Loans Acquired with Impairment

Certain loans acquired in the ComBanc, Genoa, and Pavilion acquisitions had evidence that the credit quality of the loan had deteriorated since its origination and in management’s assessment at the acquisition date it was probable that First Defiance would be unable to collect all contractually required payments due. In accordance with FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, these loans were recorded based on management’s estimate of the fair value of the loans. At the acquisition date of January 21, 2005, loans with a contractual receivable of $3.4 million were acquired from ComBanc and were deemed impaired. Those loans were recorded at a net realizable value of $2.0 million. On April 8, 2005, loans with a contractual receivable of $1.5 million were acquired from Genoa and were deemed impaired. Those loans were recorded at a net realizable value of $721,000. On March 14, 2008, loans with a contractual receivable of $6.4 million were acquired from Pavilion and were deemed impaired. Those loans were recorded at a net realizable value of $4.4 million.

As of December 31, 2010, the total contractual receivable for those loans was $3.5 million and the recorded value was $2.2 million.

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

First Federal originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards at December 31, 2010 totaled $25.9 million, compared to $32.8 million at December 31, 2009. These loans are generally paying as agreed.

First Defiance does not make interest-only first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill at December 31, 2010 was $57.6 million compared to $56.6 million at December 31, 2009. The change in goodwill is due to the acquisition of the group medical benefits business line in May 2010 resulting in an addition to goodwill of $971,000. No impairment of goodwill was recorded in 2010 or 2009. Core deposit intangibles and other intangible assets declined $760,000 during 2010 to $6.1 million from $6.9 million at the end of 2009. The change in the core deposit intangibles and other intangibles is due to the recognition of $1.5 million of amortization expense during the year partially offset by addition of $598,000 to the customer relationship intangible asset and $138,000 to the non-compete intangible asset as a result of the May 2010 acquisition mentioned above.

Deposits

Total deposits at December 31, 2010 were $1.575 billion compared to $1.580 billion at December 31, 2009, a decrease of $4.8 million or 0.3%. Non-interest bearing deposits increased $27.6 million or 14.6% and interest bearing deposits decreased $32.4 million or 2.3%. Non-interest bearing checking accounts grew by $27.6 million, money market and interest bearing checking accounts grew by $55.9 million, savings grew by $14.3 million while retail certificates of deposit declined by $97.0 million. Management periodically utilizes the national market for certificates of deposit to supplement its funding needs. The balance of national CD’s decreased to $41.8 million at December 31, 2010, from $47.4 million at December 31, 2009. For more details on the deposit balances in general see Note 12 – Deposits.

Borrowings

FHLB advances totaled $116.9 million at December 31, 2010 compared to $146.9 million at December 31, 2009. The balance at the end of 2010 includes $54.0 million of convertible advances with rates ranging from 2.35% to 5.44%. These advances are all callable by the FHLB, at which point they would convert to a three-month LIBOR advance if not paid off. Those advances have final maturity dates ranging from 2011 to 2018. In addition, First Defiance has advances totaling $27.0 million that are callable by the FHLB only if the three-month LIBOR rate exceeds a strike rate ranging from 7.5% to 8.0%. The rate on those advances ranges from 3.48% to 5.14%. Lastly, First Defiance has $35.9 million of fixed-rate advances with rates ranging from 1.86% to 4.10%. The change in FHLB advances is the result of paying off a $20.0 million LIBOR advance in the first quarter of 2010 and a $10.0 convertible advance in the third quarter of 2010.

First Defiance also has $56.2 million of securities that have been sold at December 31, 2010 with agreements to repurchase, compared to $48.4 million of repurchase funding at December 31, 2009.

In March 2007, the Company issued $15.5 million of Subordinated Debentures. These debentures were issued to an unconsolidated affiliated trust that purchased them with the proceeds from a $15 million issue of trust preferred securities to an outside party. The proceeds of the Subordinated Debentures were used for general corporate purposes. The Subordinated Debentures have a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.50% thereafter. First Defiance also has $20.6 million of subordinated debentures issued in 2005, which have a rate equal to three-month LIBOR plus 1.38%, or 1.67% at December 31, 2010.

Capital Resources

Total shareholders’ equity increased $6.2 million to $240.3 million at December 31, 2010. This increase is primarily the result of the Company’s $8.1 million of net income. This increase was mostly offset by a $1.9 million of preferred stock dividends at December 31, 2010. In 2003, the Company’s Board of Directors authorized the repurchase of 640,000 shares, 93,124 of which remain available for repurchase. During 2010, no shares were repurchased but a total of 250 stock options were exercised by three employees, resulting in a $3,000 increase in shareholders equity. During 2009, no shares were repurchased but a total of 400 stock options were exercised by one employee, resulting in a $5,000 increase in shareholders equity. Participation in the CPP prohibits the Company from buying back any of its common shares during the period it has CPP funds outstanding. Further, the OTS has required First Defiance to obtain OTS approval prior to the repurchase of any of its common stock.

Results of Operations

Summary

First Defiance reported net income of $8.1 million for the year ended December 31, 2010 compared to $7.2 million and $7.4 million for the years ended December 31, 2009 and 2008, respectively. Net income applicable to common shares was $6.1 million in 2010 compared with $5.2 million in 2009 and $7.2 million in 2008. On a diluted per common share basis, First Defiance earned $0.75 in 2010, $0.63 in 2009 and $0.91 in 2008.

First Defiance’s 2010 net income of $8.1 million included $63,000 of acquisition related costs resulting from the Andres O’Neil & Lowe Insurance Agency (“AOL”) acquisition earlier in 2010. The 2009 net income did not include any acquisition related costs. The 2008 net income amount includes $1.1 million of acquisition related costs that were incurred as part of the Pavilion acquisition. These costs included such items as the expense to terminate certain contracts, retention bonuses with key employees and other costs resulting from the acquisition or related transition efforts. After tax, these costs amounted to $726,000, or $0.09 per diluted common share. Excluding these items, core earnings were $8.1 million, $7.2 million and $8.1 million for the years ended December 31, 2010, 2009 and 2008 respectively. On a diluted per share basis, core earnings amounted to $0.75, $0.63 and $1.00 for those same three periods. Management believes that the presentation of the non-GAAP financial measures assists when comparing results period-to-period in a meaningful and consistent manner and provides a better measure of results for First Defiance’s ongoing operations. A reconciliation of GAAP earnings to core earnings is as follows:

	Year Ended December 31
	2010	2009	2008
	(in thousands)
GAAP Net Income	$8,108	$7,194	$7,357
One-time acquisition related charges	63	—	1,117
Tax effect	(22)	—	(391)

Core Operating Earnings	$8,149	$7,194	$8,083

Basic earnings per common share:
GAAP	$0.75	$0.64	$0.91

Core Operating Earnings	$0.75	$0.64	$1.01

Diluted earnings per common share:
GAAP	$0.75	$0.63	$.91

Core Operating Earnings	$0.75	$0.63	$1.00

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

As demand for new lending opportunities remained soft in 2010, the Company invested some of its liquidity into investment securities. This may continue into 2011 as management deems it appropriate within its liquidity strategy.

Net interest income was $70.2 million for the year ended December 31, 2010 compared to $67.3 million and $62.2 million for the years ended December 31, 2009 and 2008 respectively. The tax-equivalent net interest margin was 3.89%, 3.76% and 3.80% for the years ended December 31, 2010, 2009 and 2008 respectively. The increase in margin between 2009 and 2010 is due to a widening of the interest rate spread, which increased to 3.68% for the year ended December 31, 2010 compared to 3.50% for 2009. The increase in spread between 2009 and 2010 occurred due to interest-earning asset yields decreasing by 29 basis points (to 5.29% in 2010 from 5.58% in 2009) which was more than offset by the cost of interest bearing liabilities between the two periods decreasing by 47 basis points (to 1.61% in 2010 from 2.08% in 2009).

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

Total interest income decreased by $4.7 million or 4.7% to $95.9 million for the year ended December 31, 2010 from $100.6 million for the year ended December 31, 2009. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 9 basis points to 5.77% at December 31, 2010. Interest income from loans decreased to $88.6 million for 2010 compared to $93.7 million in 2009 which represents a decline of 5.4%.

During the same period the average balance of investment securities increased to $154.6 million for 2010 from $128.8 million for the year ended December 31, 2009. Interest income from the investment portfolio increased $282,000 from 2009 to 2010. The tax-equivalent yield on the investment portfolio was 4.71% in 2010 compared to 5.23% in 2009. The investment portfolio yield decreased despite a widening of the overall duration of investments to 3.9 years at December 31, 2010 from 4.3 years at December 31, 2009.

Interest expense decreased by $7.6 million in 2010 compared to 2009, to $25.7 million from $33.3 million. This decrease was due to a 47 basis point decline in the average cost of interest-bearing liabilities in 2010 which more than offset the $1.6 million increase in the average balance of those liabilities in 2010. The average balance of interest-bearing deposits increased by $18.5 million at December 31, 2010 compared to December 31, 2009. Interest expense related to interest-bearing deposits was $19.2 million in 2010 and $26.1 million in 2009. Expenses on FHLB advances and other interest bearing funding sources were $4.7 million and $455,000 respectively in 2010 and $5.1 million and $570,000 respectively in 2009. Interest expense recognized by the Company related to subordinated debentures was $1.3 million in 2010 compared to $1.5 million in 2009.

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

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2010, 2009 and 2008:

Table 7 – Net Interest Margin

	Year Ended December 31
	(In Thousands)
	2010			2009			2008
	Average Balance	Interest (1)	Yield/ Rate (2)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable	$1,538,388	$88,775	5.77%	$1,600,725	$93,850	5.86%	$1,511,877	$96,627	6.39%
Securities	154,648	7,151	4.71%	128,806	6,773	5.23%	117,972	6,548	5.43%
Interest-earning deposits	121,911	303	0.25%	71,366	149	0.21%	5,383	123	2.28%
FHLB stock	21,375	879	4.11%	21,376	955	4.47%	20,493	1,062	5.18%

Total interest-earning assets	1,836,322	97,108	5.29%	1,822,273	101,727	5.58%	1,655,725	104,360	6.30%
Non-interest-earning assets	218,486			202,960			196,620

Total Assets	$2,054,808			$2,025,233			$1,852,345

Interest-Bearing Liabilities:
Interest-bearing deposits	$1,389,330	$19,222	1.38%	$1,370,826	$26,102	1.90%	$1,231,363	$31,354	2.55%
FHLB advances	127,281	4,711	3.70%	146,978	5,114	3.48%	160,407	6,375	3.97%
Other borrowings	47,046	455	0.97%	44,247	570	1.29%	50,962	1,632	3.20%
Subordinated debentures	36,228	1,314	3.63%	36,208	1,471	4.06%	36,242	1,907	5.26%

Total interest-bearing liabilities	1,599,885	25,702	1.61%	1,598,259	33,257	2.08%	1,478,974	41,268	2.79%
Non-interest bearing demand deposits	200,864	—		176,513	—		159,452	—

Total including non-interest- bearing demand deposits	1,800,749	25,702	1.43%	1,774,772	33,257	1.87%	1,638,426	41,268	2.52%
Other non-interest liabilities	15,264			17,742			23,047

Total Liabilities	1,816,013			1,792,514			1,661,473
Stockholders’ equity	238,795			232,719			190,872

Total liabilities and stockholders’ equity	$2,054,808			$2,025,233			$1,852,345

Net interest income; interest rate spread (3)		$71,406	3.68%		$68,470	3.50%		$63,092	3.51%

Net interest margin (4)	3.89%	3.76%	3.80%

Average interest-earning assets to average interest-bearing liabilities	114.8%	114.0%	112.0%

(1)

Interest on certain tax exempt loans (amounting to $274,000, $275,000 and $195,000 in 2010, 2009 and 2008 respectively) and tax-exempt securities ($2.0 million, $1.8 million and $1.4 million in 2009, 2008 and 2007) is not taxable for Federal income tax purposes. The average balance of such loans was $6.1 million, $6.4 million and $4.2 million in 2010, 2009 and 2008 while the average balance of such securities was $47.0 million, $41.9 million and $32.5 million in 2010, 2009 and 2008 respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)

At December 31, 2010, the yields earned and rates paid were as follows: loans receivable, 5.69%; securities,4.10%; FHLB stock, 3.84%; total interest-earning assets, 5.52%; deposits, 0.76%; FHLB advances, 3.68%; other borrowings, 1.00%, subordinated debentures, 3.72%; total interest-bearing liabilities, 1.02%; and interest rate spread, 4.50%.

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

Table 8 – Changes in Interest Rates and Volumes

	Year Ended December 31
	2010 vs. 2009			2009 vs. 2008
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$(1,461)	$(3,614)	$(5,075)	$(8,261)	$5,484	$(2,777)
Securities	(878)	1,256	378	(356)	581	225
Interest-earning deposits	33	121	154	(206)	232	26
FHLB stock	(76)	—	(76)	(151)	44	(107)

Total interest-earning assets	$(2,382)	$(2,237)	$(4,619)	$(8,974)	$6,341	$(2,633)

Interest-Bearing Liabilities
Deposits	$(7,228)	$348	$(6,880)	$(8,526)	$3,274	$(5,252)
FHLB advances	312	(715)	(403)	(754)	(507)	(1,261)
Term notes	(149)	34	(115)	(870)	(192)	(1,062)
Subordinated Debentures	(158)	1	(157)	(434)	(2)	(436)

Total interest- bearing liabilities	$(7,223)	$(332)	$(7,555)	$(10,584)	$2,573	$(8,011)

Increase (decrease) in net interest income			$2,936			$5,378

Provision for Loan Losses – First Defiance’s provision for loan losses was $23.2 million for the year ended December 31, 2010 compared to $23.2 million and $12.6 million for the years ended December 31, 2009 and 2008 respectively.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management to absorb probable losses incurred in the loan portfolio. Factors considered by management include identifiable risk in the portfolios, historical experience, the volume and type of lending conducted by First Defiance, the amount of non-performing assets (including loans which meet the FASB ASC Topic 310 definition of impaired), the amount of assets graded by management as substandard, doubtful, or loss, general economic conditions (particularly as they relate to First Defiance’s market areas); and other factors related to the collectability of First Defiance’s loan portfolio. See also Allowance for Loan Losses in Management’s Discussion and Analysis and Note 8 to the audited financial statements.

Noninterest Income – Noninterest income increased by $1.3 million or 4.9% in 2010 to $27.6 million from $26.3 million for the year ended December 31, 2009. That followed an increase of $7.2 million or 37.9% in 2009 from $19.1 million in 2008.

Service fees and other charges decreased to $12.7 million for the year ended December 31, 2010 from $13.5 million for 2009 and $13.3 million for 2008. The decline in income in 2010 mainly related to a new rule issued by the Federal Reserve Board that became effective in the third quarter of 2010. This rule prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. The fee income in 2009 related to an increase in customer accounts offset by a change in customer behavior patterns that slightly lowered the per average account fee.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the years ending December 31, 2010 and 2009 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $7.3 million and $8.4 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $83,000 at December 31, 2010 and $114,000 at December 31, 2009.

Noninterest income also includes gains, losses and impairment on investment securities. In 2010, First Defiance realized a $339,000 net loss on securities compared to a $3.7 million net loss in 2009 and a $3.2 million net loss in 2008. In 2010, 2009 and 2008, First Defiance recognized other-than-temporary impairment (“OTTI”) charges for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. The total OTTI charges in 2010 were $331,000 and losses on sale or call of securities were $8,000. Management recorded $214,000 of OTTI on its investments of three trust preferred collateralized debt obligations (“CDOs”) and a $117,000 write-down of its perpetual preferred securities issued by Fannie Mae and Freddie Mac as a result of management’s analysis of the securities. The Company held nine CDOs at December 31, 2010. Four of those CDOs were written down in full prior to January 1, 2010. The remaining five CDOs have a total amortized cost of $3.8 million at December 31, 2010. Of these five, two, with a total amortized cost of $860,000, were identified as OTTI in prior periods and one with an amortized cost of $902,000 was identified as OTTI during 2010. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI. In 2010, there were 30 securities called or matured and four securities sold, resulting in a net loss of $8,000. The total OTTI charges in 2009 were $3.9 million and gains on sale or call of securities were $284,000. Management recorded $3.9 million of OTTI on its investment of nine CDOs as a result of management’s analysis of the securities. In 2008, a $1.9 million OTTI charge was recorded relating to the perpetual preferred securities issued by Fannie Mae and Freddie Mac. The OTTI was determined by management as a result of the action taken by the U.S. Treasury and the Federal Housing Finance Agency on September 7, 2008, which placed Fannie Mae and Freddie Mac into conservatorship. First Defiance invested $1.0 million each in preferred stock of Fannie Mae and Freddie Mac in January of 2008. Also in 2008, management recorded $1.3 million of OTTI on its investment in the equity notes of three CDOs as a result of management’s analysis of the securities. In 2009, there were 21 securities called or matured and 13 securities sold, resulting in a net gain of $284,000. There was only a minor amount of sales activity in the investment portfolio in 2008.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $7.8 million, $9.7 million and $3.0 million in 2010, 2009 and 2008, respectively. The $1.9 million decrease in 2010 from 2009 is attributable to a $1.7 million decrease in the gain on sale of loans and a $961,000 negative change in the valuation adjustments on mortgage servicing rights which were partially offset by an increase of $259,000 in servicing revenue and a decrease of $530,000 in the amortization of mortgage servicing rights expense. The negative change of $961,000 in servicing rights valuation adjustments was due to a recapture of $353,000 in 2010 compared with a recapture of $1.3 million in 2009. This was driven by a steady increase in market mortgage rates during 2009. This increase in rates decreased the assumed prepayment speed of the mortgage servicing rights. First Defiance originated $388.1 million of residential mortgages for sale into the secondary market in 2010 compared with $513.6 million in 2009. The primary reason for the decrease was the low interest rate environment in the first half of 2009 which led to higher refinance activity. The $6.8 million increase in mortgage banking income in 2009 from 2008 is attributable to a $4.3 million increase in the gain on sale of loans, a $4.0 million positive change in the valuation adjustments on mortgage servicing rights and an increase of $323,000 in servicing revenue which was partially offset by an increase of $1.9 million in the amortization of mortgage servicing rights expense. The positive change of $4.0 million in servicing rights valuation adjustments was due to a recapture of $1.3 million in 2009 compared with an impairment charge of $2.7 million in 2008. This was driven by a steady increase in market mortgage rates during 2009. This increase in rates decreased the assumed prepayment speed of the mortgage servicing rights. First Defiance originated $513.6 million of residential mortgages for sale into the secondary market in 2009 compared with $182.3 million in 2008. The primary reason for the increase was the low interest rate environment in the first half of 2009 which led to higher refinance activity. The balance of the mortgage servicing right valuation allowance stands at $1.1 million at the end of 2010. See Note 9 to the financial statements.

Insurance and investment commission income increased $119,000 or 2.3% in 2010 primarily due to an increase in employee benefits premiums of $469,000 mostly offset by a decline in contingent income of $328,000. Contingent commissions are bonus payments received by First Defiance’s insurance subsidiary for effective underwriting. Insurance and investment commission income declined $475,000 or 8.6% in 2009 primarily due to a decline in contingent income of $353,000 and a decline in property and casualty premiums of $184,000. Contingent commissions are bonus payments received by First Defiance’s insurance subsidiary for effective underwriting. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency.

Noninterest Expense – Total noninterest expense for 2010 was $63.5 million compared to $60.5 million for the year ended December 31, 2009 and $57.8 million for the year ended December 31, 2008. The 2010 total includes $63,000 of acquisition related charges and the 2008 total includes $1.1 million of acquisition related charges. Noninterest expense, excluding the acquisition related charges in 2010 and 2008 was $63.4 million and $56.7 million, respectively.

Compensation and benefits decreased $495,000 or 1.8% in 2010 to $27.4 million from $27.9 million in 2009. Compensation declined $813,000 due to the reduction of approximately 17 full time equivalent positions during the year. Throughout 2009 and 2010, the Company has focused on staffing levels and has worked to reduce levels without negatively impacting our level of customer service. Work patterns and volumes did change in 2009 due in large part to the economy and lower levels of commercial lending. This decline was partially offset by an increase of $319,000 in benefits and other associated costs. Occupancy cost decreased $804,000 or 10.2% in 2010 to $7.0 million from $7.9 million in 2009. The Company made the decision to close two branch facilities and relocate a third during the fourth quarter of 2009. The closures were completed in January 2010. The costs associated with these closures were reflected in the fourth quarter of 2009 and recorded in other operating expense. FDIC insurance costs increased $416,000 or 12.4% to $3.8 million from $3.4 million in 2009. The increase reflects a general increase in premium rates. Data processing increased $368,000 or 8.1% in 2010 to $4.9 million from $4.5 million in 2009. The other noninterest expense category (including acquisition related charges in 2010 and 2008) increased $3.4 million due to credit, collection and OREO charges increasing $2.1 million, legal and consulting increasing $284,000, and $1.3 million of core conversion related costs which were partially offset by a reduction on the loss on the sale of fixed assets of $549,000.

Compensation and benefits decreased $931,000 or 3.2% in 2009 to $27.9 million from $28.8 million in 2008. Compensation declined $1.1 million due to the reduction of approximately 38 full time equivalent positions during the year. The Company has focused on staffing levels and has worked to reduce levels without negatively impacting our level of customer service. Work patterns and volumes did change in 2009 due in large part to the economy and lower levels of commercial lending. This decline was partially offset by an increase of $351,000 in benefits and other associated costs. Occupancy cost increased $368,000 or 4.9% in 2009 to $7.9 million from $7.5 million in 2008. The Company made the decision to close two branch facilities and relocate a third during the fourth quarter of 2009. The closures were completed in the early part of 2010. The costs associated with these closures were reflected in the fourth quarter of 2009 and recorded in other operating expense. FDIC insurance costs increased $2.3 million or 209.6% to $3.4 million from $1.1 million in 2008. The increase reflects a special assessment of $906,000, a general increase in premium rates and the level of premium due to higher balances of insured deposits. Data processing declined $117,000 or 2.5% in 2009 to $4.5 million from $4.7 million in 2008. The other noninterest expense category (including acquisition related charges in 2008) increased $1.1 million due to credit, collection and OREO charges increasing $2.1 million, legal and consulting increasing $586,000, and loss on the sale of fixed assets increasing $562,000 which were offset by a reduction of $1.1 in acquisition costs, a reduction of $992,000 in fraud losses and a reduction of $326,000 in postage and printing charges.

Income Taxes – Income taxes amounted to $3.0 million in 2010 compared to $2.7 million in 2009 and $3.5 million in 2008. The effective tax rates for those years were 27.0%, 27.0%, and 32.4%, respectively. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See Note 19 – Income Taxes in the Notes to the financial statements for further details.

Concentrations of Credit Risk

Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income generating property totaled $407.7 million at December 31, 2010, which represents 27.0% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 1.94% at December 31, 2010. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $32.2 million, $23.5 million and $22.0 million in 2010, 2009 and 2008, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

The primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. On May 10, 2010, First Defiance completed the acquisition of a line of business from Andres O’Neil & Lowe for $1.5 million in cash. On March 14, 2008, First Defiance completed the acquisition of Pavilion, which was purchased with a combination of stock and cash and resulted in a decrease in cash of $23.9 million.

In considering the more typical investing activities, during 2010, $46.8 million and $448,000 was generated from the maturity, pay-downs, calls or sale of available-for-sale investment securities and $53.8 million was provided by a decline in loan growth while $76.4 million was used to purchase available-for-sale investment securities. During 2009, $25.8 million and $6.4 million was generated from the maturity or sale of available-for-sale investment securities, while $35.6 million was used to fund loan growth and $52.6 million was used to purchase available-for-sale investment securities. During 2008, $30.4 million was generated from the maturity of available-for-sale investment securities, while $114.8 million was used to fund loan growth and $31.8 million was used to purchase available-for-sale investment securities.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. For 2010, total deposits decreased by $4.5 million. The amount of deposits acquired from out of market sources decreased in 2010 by $5.6 million. For 2009, total deposits increased by $110.6 million, including $101.4 million of growth in retail deposits. The amount of deposits acquired from out of market sources increased in 2009 by $8.9 million. For 2008, total deposits increased by $42.9 million excluding the deposits acquired in the Pavilion acquisition, including $4.6 million of growth in retail deposits. The amount of deposits acquired from out-of-market sources increased in 2008 by $38.1 million. Also in 2010, securities sold under repurchase arrangements increased by $7.8 million. Also in 2009, Short-term advances from the FHLB decreased by $9.1 million and there were no borrowings on lines of credit from other banks. Also securities sold under repurchase arrangements decreased by $1.1 million. Also in 2008, Short-term advances from the FHLB decreased by $2.2 million and there were no borrowings on lines of credit from other banks. Also securities sold under repurchase arrangements increased by $7.2 million. In 2008, First Defiance issued $37.0 million of preferred stock to the U.S. Treasury. For additional information about cash flows from First Defiance’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2010, First Defiance had the following commitments to fund deposit, advance, borrowing obligations and post-retirement benefits:

Table 9 – Contractual Obligations

	Maturity Dates by Period at December 31, 2010
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Certificates of deposit	$658,795	$414,520	$230,912	$12,349	$1,014
FHLB fixed advances including interest (1)	125,828	38,247	68,909	13,410	5,262
Subordinated debentures	36,083	—	—	—	36,083
Securities sold under repurchase agreements	56,247	56,247	—	—	—
Unrecognized tax benefits	282	141	141	—	—
Lease obligations	6,605	536	720	569	4,780
Post-retirement benefits	1,570	125	277	308	860

Total contractual obligations	$885,410	$509,816	$300,959	$26,636	$47,999

(1)	Includes principal payments of $116,885 and interest payments of $8,943

At December 31, 2010, First Defiance had the following commitments to fund loan or line of credit obligations:

Table 10 – Commitments

	Total	Amount of Commitment Expiration by Period
Commitments	Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Residential real estate loans in process	$11,862	$2,548	$475	$570	$8,269
Commercial loans in process	6,877	296	1,020	5,560	1
One-to-four family mortgage loan originations	23,176	23,176	—	—	—
Multifamily originations	2,640	2,640	—	—	—
Other real estate originations	21,143	20,798	345	—	—
Nonmortgage loan originations	9,484	9,484	—	—	—
Consumer lines of credit	106,476	14,023	20,109	21,041	51,303
Commercial lines of credit	121,352	116,834	3,518	1,000	—

Total loan commitments	303,010	189,799	25,468	28,171	59,572
Standby letters of credit	21,533	16,938	4,211	384	—

Total Commitments	$324,543	$206,737	$29,679	$28,555	$59,572

In addition to the above commitments, at December 31, 2010 First Defiance had commitments to sell $34.7 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, and brokered certificates of deposit. At December 31, 2010, First Defiance had $29.5 million capacity under its agreements with the FHLB.

First Federal is subject to various capital requirements of the OTS. At December 31, 2010, First Federal had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about First Federal’s capital requirements, see Note 18 – Regulatory Matters to the Consolidated December 31, 2010 Financial Statements.

Critical Accounting Policies

First Defiance has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of First Defiance.

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

Valuation of Securities – First Defiance believes the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. This is pertaining to the Company’s investment in certain trust preferred debt obligations securities (“CDOs”). As required by FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary, are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of other-than-temporary impairment that does not relate to the credit losses is recognized in other comprehensive income. The fair value of these CDOs, which are backed by trust preferred securities issued by banks, thrifts and insurance companies, have a fair value of $1.5 million. The market for these securities at December 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new CDOs have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issue.

Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has determined: 1) The few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at December 31, 2010; 2) An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than the market approach valuation used at the prior measurement dates and 3) The Company’s CDOs will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

The Company’s CDO valuations were supported by an analysis prepared by an independent third party. Their approach to determining fair value involved several steps: 1) Detailed credit and structural evaluation of each piece of collateral in the CDO; 2) Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities) and 3) Discounted cash flow modeling.

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

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, First Defiance’s net interest income would increase by just 2.46% over the base case scenario. It should be noted that other areas of First Defiance’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

The majority of First Defiance’s lending activities are in non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance’s non-residential and multi-family real estate loan portfolio was $767.0 million, which was split between $137.3 million of fixed-rate loans and $629.7 million of adjustable-rate loans at December 31, 2010. The commercial loan portfolio decreased to $370.0 million, which is split between $125.9 million of fixed-rate loans and $244.1 million of adjustable-rate loans at December 31, 2010. Certain loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than seven years. First Defiance also has significant balances of home equity and improvement loans ($133.6 million at December 31, 2010) of which $77.7 million fluctuate with changes in the prime lending rate. Approximately $55.9 million of home equity and improvement loans have fixed rates but the maturities on those loans range from three to five years. First Defiance also has consumer loans ($22.8 million at December 31, 2010) which tend to have a shorter duration than residential mortgage loans. Also, to limit its interest rate risk, as well as to provide liquidity, First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. For 2010, this analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. The likelihood of a decrease in interest rates as of December 31, 2010 was considered to be remote given the current interest rate levels and therefore was not included in this analysis. The results of this analysis are reflected in the following table.

Table 11 – Economic Value of Equity Analysis

December 31, 2010
Economic Value of Equity				Economic Value of Equity as % of Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
	(Dollars in Thousands)
+ 400 bp	264,330	(13,549)	(4.88%)	13.76%	6	bp
+ 300 bp	269,417	(8,462)	(3.05%)	13.83%	13	bp
+ 200 bp	272,867	(5,012)	(1.80%)	13.82%	12	bp
+ 100 bp	276,234	(1,645)	(0.59%)	13.80%	10	bp
0 bp	277,879	—	—	13.70%	—

December 31, 2009
Economic Value of Equity				Economic Value of Equity as % of Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
	(Dollars in Thousands)
+ 300 bp	263,012	(9,820)	(3.60%)	13.42%	9	bp
+ 200 bp	267,908	(4,924)	(1.80%)	13.47%	14	bp
+ 100 bp	270,927	(1,905)	(0.70%)	13.43%	10	bp
0 bp	272,832	—	—	13.33%	—

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2010, First Federal would experience a 1.80% decrease in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations and the durations are fairly closely matched. The average duration of its assets at December 31, 2010 was 1.21 years while the average duration of its liabilities was 1.44 years.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included below.

William J. Small	Donald P. Hileman
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the Company) as of December 31, 2010 and 2009 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. We also have audited First Defiance Financial Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Defiance Financial Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Defiance Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP South Bend, Indiana March 1, 2011

First Defiance Financial Corp.

Consolidated Statements of Financial Condition

	December 31
	2010	2009
	(In Thousands, except share data)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$24,977	$29,613
Interest-bearing deposits	144,187	91,503

	169,164	121,116
Securities available-for-sale, carried at fair value	165,252	137,458
Securities held-to-maturity, carried at amortized cost (fair value $865 and $1,958 at December 31, 2010 and 2009 respectively)	839	1,920
Loans held for sale	18,127	10,346
Loans receivable, net of allowance of $41,080 and $36,547 at December 31, 2010 and 2009, respectively	1,478,423	1,580,575
Mortgage servicing rights	9,477	8,958
Accrued interest receivable	6,374	6,851
Federal Home Loan Bank (FHLB) stock	21,012	21,376
Bank owned life insurance	34,979	30,804
Premises and equipment	41,743	43,597
Real estate and other assets held for sale (REO)	9,591	13,527
Goodwill	57,556	56,585
Core deposit and other intangibles	6,128	6,888
Deferred taxes	5,805	3,289
Other assets	11,047	14,233

Total assets	$2,035,517	$2,057,523

First Defiance Financial Corp

Consolidated Statements of Financial Condition (continued)

	December 31
	2010	2009
	(In Thousands, except share data)
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$216,699	$189,132
Interest-bearing	1,358,720	1,391,094

Total	1,575,419	1,580,226
Advances from the Federal Home Loan Bank	116,885	146,927
Securities sold under agreements to repurchase and other	56,247	48,398
Subordinated debentures	36,083	36,083
Advance payments by borrowers	937	665
Other liabilities	9,615	11,138

Total liabilities	1,795,186	1,823,437
Commitments and Contingent (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,231, net of discount	36,463	36,293
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 8,117,770 and 8,117,520 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	140,845	140,677
Accumulated other comprehensive income (loss), net of tax of $(184) and $(85), respectively	(342)	(158)
Retained earnings	134,988	128,900
Treasury stock, at cost, 4,621,726 and 4,621,976 shares respectively	(72,628)	(72,631)

Total stockholders’ equity	240,331	234,086

Total liabilities and stockholders’ equity	$2,035,517	$2,057,523

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Income

(Amounts in Thousands, except per share data)

	Years Ended December 31
	2010	2009	2008
Interest Income
Loans	$88,628	$93,702	$96,522
Investment securities:
Taxable	4,070	3,976	4,357
Tax-exempt	1,985	1,797	1,399
Interest-bearing deposits	303	149	123
FHLB stock dividends	879	955	1,062

Total interest income	95,865	100,579	103,463
Interest Expense
Deposits	19,222	26,102	31,354
Federal Home Loan Bank advances and other	4,711	5,114	6,375
Subordinated debentures	1,314	1,471	1,907
Securities sold under agreement to repurchase	455	570	1,632

Total interest expense	25,702	33,257	41,268

Net interest income	70,163	67,322	62,195
Provision for loan losses	23,177	23,232	12,585

Net interest income after provision for loan losses	46,986	44,090	49,610
Noninterest Income
Service fees and other charges	12,740	13,503	13,268
Mortgage banking income	7,847	9,747	2,990
Insurance commissions	5,140	5,021	5,496
Gain on sale of non-mortgage loans	516	264	180
Gain (loss) on sale or call of securities	(8)	284	22
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	(367)	(4,015)	(3,182)
Losses recognized in other comprehensive income	36	75	—

Net impairment loss recognized in earnings	(331)	(3,940)	(3,182)
Trust income	507	415	448
Income from bank owned life insurance	1,146	557	323
Other noninterest income	33	444	(476)

Total noninterest income	27,590	26,295	19,069
Noninterest Expense
Compensation and benefits	27,403	27,898	28,829
Occupancy	7,048	7,852	7,484
FDIC insurance	3,766	3,350	1,082
Data processing	4,909	4,541	4,658
Acquisition related charges	63	—	1,117
Other noninterest expense	20,274	16,883	14,624

Total noninterest expense	63,463	60,524	57,794

Income before income taxes	11,113	9,861	10,885
Federal income taxes	3,005	2,667	3,528

Net Income	$8,108	$7,194	$7,357

Dividends Accrued on Preferred Shares	$(1,850)	$(1,850)	$(134)
Accretion on Preferred Shares	$(170)	$(160)	$(11)

Net Income Applicable to Common Shares	$6,088	$5,184	$7,212

Earnings per common share:
Basic	$0.75	$0.64	$0.91
Diluted	$0.75	$0.63	$0.91
Dividends declared per common share	$—	$0.295	$0.95

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except number of shares)

	Preferred Stock	Preferred Stock Discount	Common Stock	Common Stock Warrant	Treasury Stock	Additional Paid-In Capital	Stock Acquired by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity
Balance at December 31, 2007	$—	$—	$117	$—	$(72,827)	$112,651	$(202)	$(415)	$126,630	$165,954
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	7,357	7,357
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of ($790)	—	—	—	—	—	—	—	(1,464)	—	(1,464)
Change in unrealized loss on postretirement benefit, net of tax of ($13)	—	—	—	—	—	—	—	(25)	—	(25)

Total comprehensive income										5,868
ESOP shares released	—	—	—	—	—	351	202	—	—	553
Stock option expense	—	—	—	—	—	266	—	—	—	266
52,486 shares issued under stock option plan, including income tax benefit of $72	—	—	—	—	824	63	—	—	(46)	841
1,036,861 shares issued in acquisition of Pavilion	—	—	10	—	—	27,118				27,128
31,429 common shares acquired for treasury	—	—	—	—	(635)	—	—	—	—	(635)
37,000 shares issued to U.S. Treasury CPP	37,000	(878)		—					—	36,122
Preferred stock dividends accrued	—	—	—	—	—	—	—	—	(134)	(134)
Issuance of common stock warrant	—	—	—	878	—	—	—	—	—	878
Accretion on preferred shares	—	11		—					(11)	—
Common stock dividends declared	—	—	—	—	—	—	—	—	(7,682)	(7,682)

Balance at December 31, 2008	37,000	(867)	127	878	(72,638)	140,449	—	(1,904)	126,114	229,159
Comprehensive income:
Net income									7,194	7,194
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $844								1,568		1,568
Change in unrealized gain on postretirement benefit, net of tax of $96								178		178

Total comprehensive income										8,940
Stock option expense						228				228
400 shares issued under stock option plan, with no income tax benefit					7				(2)	5
Preferred stock dividends accrued									(1,850)	(1,850)
Accretion on preferred shares		160							(160)	—
Common stock dividends declared									(2,396)	(2,396)

Balance at December 31, 2009	$37,000	$(707)	$127	$878	$(72,631)	$140,677	$—	$(158)	$128,900	$234,086
Comprehensive income:
Net income									8,108	8,108
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of ($235)								(436)		(436)
Change in unrealized gain on postretirement benefit, net of tax of $136								252		252

Total comprehensive income										7,924
Stock option expense						168				168
250 shares issued under stock option plan, with no income tax benefit					3					3
Preferred stock dividends accrued									(1,850)	(1,850)
Accretion on preferred shares		170							(170)	—

Balance at December 31, 2010	$37,000	$(537)	$127	$878	$(72,628)	$140,845	$—	$(342)	$134,988	$240,331

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Years Ended December 31
	2010	2009	2008
Operating Activities
Net income	$8,108	$7,194	$7,357
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,177	23,232	12,585
Provision for depreciation	3,403	3,832	3,803
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	1,503	170	752
Amortization of mortgage servicing rights	2,642	3,171	1,266
Net impairment (recovery) of mortgage servicing rights	(353)	(1,314)	2,676
Amortization of intangibles	1,495	1,456	1,458
Gain on sale of loans	(7,533)	(9,008)	(4,575)
Loss on sale or disposals of property, plant and equipment	12	563	—
Loss on sale or write-down of REO	4,050	1,627	434
FHLB stock dividends	—	—	(754)
Release of ESOP shares	—	—	553
OTTI losses on investment securities	331	3,940	3,182
(Gain) loss on sale of securities	8	(284)	(22)
Change in deferred taxes	(2,417)	(4,007)	(4,672)
Proceeds from sale of loans held for sale	384,492	518,747	180,072
Stock option expense	168	228	266
Origination of loans held for sale	(388,064)	(513,593)	(182,336)
Income from bank owned life insurance	(1,146)	(557)	(323)
Change in interest receivable and other assets	3,664	(8,541)	2,407
Change in accrued interest and other liabilities	(1,340)	(3,384)	(2,122)

Net cash provided by operating activities	32,200	23,472	22,007
Investing Activities
Proceeds from maturities calls and paydowns of held-to-maturity securities	1,081	175	230
Proceeds from maturities calls and paydowns of available-for-sale securities	46,765	25,770	30,416
Proceeds from sale of available-for-sale securities	448	6,383	—
Proceeds from sale of REO	10,511	7,076	2,796
Proceeds from sale of office properties and equipment	1	1,227	27
Purchases of available-for-sale securities	(76,439)	(52,645)	(31,811)
Purchases of held-to-maturity securities	—	(1,210)	—
Purchases of office properties and equipment	(1,562)	(1,763)	(4,589)
Investment in bank owned life insurance	(3,757)	(1,500)	—
Proceed from insurance death benefit	728	—	—
Net cash paid in Andres O’Neil & Lowe acquisition	(1,500)	—	—
Proceeds from FHLB stock redemption	364	—	—
Net cash paid in Pavilion acquisition	—	—	(23,907)
Proceeds from sale of non-mortgage loans	13,949	8,714	10,707
Net decrease (increase) in loans receivable	53,767	(35,598)	(114,816)

Net cash provided by (used) in investing activities	44,356	(43,371)	(130,947)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Amounts in Thousands)

	Years Ended December 31
	2010	2009	2008
Financing Activities
Net (decrease) increase in deposits	(4,468)	110,577	42,925
Repayment of Federal Home Loan Bank long-term advances	(30,042)	(25,040)	(16,408)
Net decrease in Federal Home Loan Bank short-term advances	—	(9,100)	(2,200)
Proceeds from Federal Home Loan Bank long-term advances	—	25,000	29,000
Increase (decrease) in securities sold under repurchase agreements	7,849	(1,056)	7,153
Proceeds from issuance of subordinated debentures	—	—	—
Purchase of common stock for treasury	—	—	(635)
Cash dividends paid on common stock	—	(3,776)	(8,137)
Cash dividends paid on preferred stock	(1,850)	(1,747)	—
Proceeds from issuance of preferred stock	—	—	37,000
Proceeds from exercise of stock options	3	5	769
Excess tax benefit from exercise of stock options	—	—	72

Net cash (used) provided by financing activities	(28,508)	94,863	89,539

Increase (decrease) in cash and cash equivalents	48,048	74,964	(19,401)
Cash and cash equivalents at beginning of period	121,116	46,152	65,553

Cash and cash equivalents at end of period	$169,164	$121,116	$46,152

Supplemental cash flow information:
Interest paid	$26,212	$34,038	$42,433

Income taxes paid	$5,800	$8,800	$6,772

Stock option exercise price paid with common stock	$—	$—	$33

Transfers from loans to other real estate owned and other assets held for sale	$12,147	$14,930	$6,060

Transfers from premises and equipment to other real estate owned and other assets held for sale	$—	$300	$—

First Defiance acquired all of the capital stock of Pavilion Bancorp, Inc. for $55.5 million in 2008.

In conjunction with the acquisition, liabilities were assumed as follows:

Pavilion
Fair value of assets acquired	$287,994
Purchase price	55,548

Liabilities assumed	$232,446

See accompanying notes.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

First Defiance Financial Corp. (First Defiance or the Company) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (First Federal) and First Insurance and Investments, Inc. (First Insurance). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Archbold, Bryan and Bowling Green, Ohio areas, offering property and casualty, and group health and life insurance products.

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

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $1,187,000 and $2,130,000, respectively, at December 31, 2010 to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and repurchase agreements.

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

FHLB Stock

As a member of the FHLB System, First Federal is required to own stock of the FHLB of Cincinnati in an amount principally equal to 0.15% of total assets plus an amount of at least 2% but no more than 4% of its non-grandfathered mission asset activity (as defined in the FHLB’s regulations). First Federal is permitted to own stock in excess of the minimum requirement. FHLB stock is a restricted equity security that does not have a readily determinable fair value and is carried at cost. It is evaluated for impairment based upon the ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2010, the balance at FHLB of Cincinnati was $19.3 million. First Federal acquired $2.0 of stock from the Pavilion acquisition which is held at the FHLB of Indianapolis and is required to be held for five years from the date of acquisition of March 14, 2008. The balance of this stock was $1.7 million at December 31, 2010.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan fees and costs, purchase premiums and discounts and the allowance for loan losses. Deferred fees net of deferred incremental loan origination costs, are amortized to interest income generally over the contractual life of the loan using the interest method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable and net deferred fees and costs.

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

During 2010 and 2009, the Company realized losses totaling $477,000 and $281,000 pertaining to loans sold to Fannie Mae and Freddie Mac but were returned due to underwriting issues. Repurchase losses are recognized when the Company determines they are probable and estimable. No amount was accrued at December 31, 2010 and 2009 for such losses.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. Loss experience is adjusted for other economic factors based on the identified risks credit related or trends present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial real estate (consisting of multi-family residential and non-residential), commercial, consumer, residential real estate, construction, consumer, and home equity and improvement.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees, net of amortization of mortgage servicing rights (excluding valuation adjustments) totaled $477,000, $(311,000) and $1.3 million for the years ended December 31, 2010, 2009 and 2008. Late fees and ancillary fees related to loan servicing are not material. See Note 9.

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

Real Estate and Other Assets Held for Sale

Other assets held for sale are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Losses arising from the acquisition of such property are charged against the allowance for loan losses at the time of acquisition. These properties are carried at the lower of cost or fair value, less estimated costs to dispose. If fair value declines subsequent to foreclosure, the property is written down against expense. Costs after acquisition are expensed.

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

Quantitative thresholds as stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting are monitored. For the year ended December 31, 2010, the reported revenue for First Insurance was 5.1% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the year ended December 31, 2010 was 6.0% of consolidated net income. Total assets of First Insurance at December 31, 2010 were 0.4% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

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

Adoption of New Accounting Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss) (“OCI”). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in other comprehensive income (loss) are reported net of tax. Following is a summary of other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31
	2010	2009	2008
	(In Thousands)
Net income	$8,108	$7,194	$7,357
Change in securities available-for-sale:
Other-than-temporary impairment on available-for-sale securities	(233)	(2,155)	(3,182)
Other-than-temporary impairment on available-for-sale securities associated with credit losses realized in income	331	3,940	3,182

Other-than-temporary impairment on available-for-sale securities recorded in OCI	98	1,785	—

Unrealized holding gains (losses) on available-for-sale securities arising during the period	(777)	911	(2,232)
Reclassification adjustment for (gains) losses realized in income	8	(284)	(22)

Net unrealized gains (losses)	(769)	627	(2,254)

Income tax effect	235	(844)	(790)

Net of tax amount	(436)	1,568	(1,464)

Change in unrealized gain on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	349	218	(74)
Prior service cost added during the period	—	—	(25)
Net amortization and deferral	39	56	61

Net gain (loss) activity during the period	388	274	(38)
Income tax effect	(136)	(96)	13

Net of tax amount	252	178	(25)

Total other comprehensive income (loss)	(184)	1,746	(1,489)

Comprehensive income	$7,924	$8,940	$5,868

The following table summarizes the changes within each classification of accumulated other comprehensive income for the years ended December 31, 2010 and 2009:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2009	$468	$(626)	$(158)
Other comprehensive income (loss), net	(436)	252	(184)

Balance at December 31, 2010	$32	$(374)	$(342)

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2008	$(1,100)	$(804)	$(1,904)
Other comprehensive income (loss), net	1,568	178	1,746

Balance at December 31, 2009	$468	$(626)	$(158)

4. Acquisitions

On May 10, 2010, First Defiance acquired a group medical benefits line of business from Andres O’Neil & Lowe Insurance Agency (“AOL”) for a cash purchase price of $1.5 million and future consideration to be paid in cash in 2010, 2011 and 2012. As of December 31, 2010, management has determined goodwill of $971,200 and identifiable intangible assets of $735,800 consisting of customer relationship intangible of $597,800, non-compete intangible of $138,000 and a contingent payable of $207,000. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

5. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2010	2009	2008
	(In Thousands, Except Per Share Amounts)
Numerator for basic and diluted earnings per common share-net income applicable to common shares	$6,088	$5,184	$7,212

Denominator:
Denominator for basic earnings per common share-weighted-average common shares	8,118	8,117	7,889
Effect of dilutive securities:
Employee stock options	1	1	22
Warrants	34	78	8

Dilutive potential common shares	35	79	30

Denominator for diluted earnings per common share	8,153	8,196	7,919

Basic earnings per common share	$.75	$.64	$.91

Diluted earnings per common share	$.75	$.63	$.91

Shares under option of 363,050 in 2010, 412,150 in 2009 and 327,300 in 2008 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

6. Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities and held-to-maturity investment securities portfolio at December 31, 2010 and 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
2010
Available-for-sale
Obligations of U.S. government corporations and agencies	$11,980	$80	$(75)	$11,985
Mortgage-backed securities - residential	39,561	1,244	(229)	40,576
REMICs	3,378	163	—	3,541
Collateralized mortgage obligations	49,862	1,364	(169)	51,057
Trust preferred stock and preferred stock	3,787	13	(2,254)	1,546
Corporate bonds	3,782	15	—	3,797
Obligations of state and political subdivisions	52,853	779	(882)	52,750

Total Available-for-Sale	$165,203	$3,658	$(3,609)	$165,252

Held-to-Maturity
FHLMC certificates	$95	$7	$—	$102
FNMA certificates	259	6	—	265
GNMA certificates	86	3	—	89
Obligations of states and political subdivisions	399	10	—	409

Total Held-to-Maturity	$839	$26	$—	$865

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
2009
Available-for-sale
Obligations of U.S. government corporations and agencies	$14,038	$252	$(39)	$14,251
Mortgage-backed securities - residential	30,341	1,194	(31)	31,504
REMICs	3,718	205	—	3,923
Collateralized mortgage obligations	40,878	824	(331)	41,371
Trust preferred stock and preferred stock	4,122	—	(2,446)	1,676
Obligations of state and political subdivisions	43,640	1,251	(158)	44,733

Total Available-for-Sale	$136,737	$3,726	$(3,005)	$137,458

Held-to-Maturity
FHLMC certificates	$119	$7	$—	$126
FNMA certificates	304	9	—	313
GNMA certificates	107	3	—	110
Obligations of states and political subdivisions	1,390	19	—	1,409

Total Held-to-Maturity	$1,920	$38	$—	$1,958

The amortized cost and fair value of the investment securities portfolio at December 31, 2010 and 2009 are shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purpose of the maturity tables below, mortgage-backed securities, collateralized mortgage obligations and REMICs, which are not due at a single maturity date, have not been allocated over maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
2010
Due in one year or less	$2,937	$2,970	$60	$63
Due after one year through five years	5,116	5,204	60	67
Due after five years through ten years	18,714	19,008	279	279
Due after ten years	45,635	42,896	—	—
MBS/CMO/REMIC	92,801	95,174	440	456

	$165,203	$165,252	$839	$865

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
2009
Due in one year or less	$3,079	$3,142	$960	$963
Due after one year through five years	11,321	11,584	120	136
Due after five years through ten years	8,102	8,319	310	310
Due after ten years	39,298	37,615	—	—
MBS/CMO/REMIC	74,937	76,798	530	549

	$136,737	$137,458	$1,920	$1,958

Securities pledged at year-end 2010 and 2009 had a carrying amount of $123.8 million and $122.8 million and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

As of December 31, 2010, the Company’s investment portfolio consisted of 324 securities, 77 of which were in an unrealized loss position.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2010 and December 31, 2009:

	Duration of Unrealized Loss Position				Total
	Less than 12 Months		12 Months or Longer
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loses
	(In Thousands)
At December 31, 2010
Available-for-sale securities:
Obligations of U.S. govt. corps. and agencies	$3,925	$(75)	$—	$—	$3,925	$(75)
Mortgage-backed securities - residential	11,876	(229	—	—	11,876	(229)
Collateralized mortgage obligations and REMICs	6,011	(169)	—	—	6,011	(169)
Obligations of state and political subdivisions	21,431	(729)	1,116	(153)	22,547	(882)
Trust preferred stock and preferred stock	—	—	1,498	(2,254)	1,498	(2,254)

Total temporarily impaired securities	$43,243	$(1,202)	$2,614	$(2,407)	$45,857	$(3,609)

At December 31, 2009
Available-for-sale securities:
Obligations of U.S. govt. corps. and agencies	$1,961	$(39)	$—	$—	$1,961	$(39)
Mortgage-backed securities - residential	1,921	(31)	—	—	1,921	(31)
Collateralized mortgage obligations and REMICs	12,007	(287)	604	(44)	12,611	(331)
Obligations of state and political subdivisions	3,879	(55)	1,182	(103)	5,061	(158)
Trust preferred stock and preferred stock	—	—	1,651	(2,446)	1,651	(2,446)

Total temporarily impaired securities	$19,768	$(412)	$3,437	$(2,593)	$23,205	$(3,005)

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

Realized losses from the sales and calls of investment securities totaled $8,000 ($5,000 after tax) in 2010 while there were realized gains of $284,000 and $22,000 ($185,000 and $14,000 after tax) in 2009 and 2008, respectively.

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

In 2010, management determined OTTI on three CDOs resulting in a write-down of $214,000 ($139,000 after tax). Also in 2010, management deemed it necessary based on the current economic conditions, to further write-down the perpetual preferred stock of Fannie Mae and Freddie Mac which resulted in a permanent write-down of $117,000 ($76,000 after tax). In 2009, management determined OTTI on nine CDOs resulting in a write-down of $3.9 million ($2.6 million after tax) on impaired investments.

The Company held nine collateralized debt obligations (“CDOs”) at December 31, 2010. Four of those CDOs were written down in full prior to January 1, 2010. The remaining five CDOs have a total amortized cost of $3.8 million at December 31, 2010. Of these, two, with a total amortized cost of $862,000, were identified as OTTI in prior periods and one with an amortized cost of $902,000 was identified as OTTI during 2010. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI. The Company held three additional CDOs at December 31, 2009 with a total amortized cost of $25,000. These CDOs were classified as held for sale at December 31, 2009 and were sold during the first quarter of 2010.

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

The Company’s CDO valuations were supported by analysis prepared by an independent third party. Their approach to determining fair value involved several steps: 1) detailed credit and structural evaluation of each piece of collateral in the CDO; 2) collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities) and 3) discounted cash flow modeling.

Trust Preferred CDOs Discount Rate Methodology

First Defiance uses market-based yield indicators as a baseline for determining appropriate discount rates, and then adjusts the resulting discount rates on the basis of its credit and structural analysis of specific CDO instruments. The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk adjusted basis. There is currently no active market for trust preferred CDOs, however, First Defiance looks principally to market yields for stand-alone trust preferred securities issued by banks, thrifts and insurance companies for which there is an active and liquid market. The next step is to make a series of adjustments to reflect the differences that nevertheless exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific CDOs. Importantly, as part of the analysis described above, First Defiance considers the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and makes adjustments as necessary to reflect this additional risk.

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

The following table details the seven securities with other-than-temporary impairment, their lowest credit rating at December 31, 2010 and the related credit losses recognized in earnings for the four quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 (In Thousands):

	Preferred Term VI Rated Ca	TPREF Funding II Rated Caa3	Alesco VIII Rated Ca	Preferred Term Sec XXVII Rated C	Trapeza CDO I Rated Ca	Alesco Preferred Funding VIII Not Rated	Alesco Preferred Funding IX Not Rated	Total
Amount of OTTI related to credit loss at January 1, 2010	$17	$243	$1,000	$—	$857	$453	$465	$3,035

Addition – Qtr 1	48	—	—	22	—	—	—	70

Amount of OTTI related to credit loss at March 31, 2010	$65	$243	$1,000	$22	$857	$453	$465	$3,105

Addition – Qtr 2	—	17	—	54	—	—	—	71

Amount of OTTI related to credit loss at June 30, 2010	$65	$260	$1,000	$76	$857	$453	$465	$3,176

Addition – Qtr 3	15	58	—	—	—	—	—	73

Amount of OTTI related to credit loss at September 30, 2010	$80	$318	$1,000	$76	$857	$453	$465	$3,249

Addition – Qtr 4	—	—	—	—	—	—	—	—

Amount of OTTI related to credit loss at December 31, 2010	$80	$318	$1,000	$76	$857	$453	$465	$3,249

In addition to the table above and below, $117,000 of OTTI was recognized relating to the write-down of the preferred stock issued by Fannie Mae and Freddie Mac in the third quarter of 2010.

The amount of OTTI recognized in accumulated other comprehensive income was $1.5 million for the above seven securities at December 31, 2010. There was $1.5 million recognized in accumulated other comprehensive income at December 31, 2009 on nine securities.

The following table provides additional information related to the five CDO investments for which a balance remains as of December 31, 2010 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2010	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub-ordination as a % of Current Performing Collateral
Preferred Term VI	Mezz	$184	$45	$(139)	$(63)	Ca	5	71.33%	—%	—%
TPREF Funding II	B	677	283	(394)	(75)	Caa3	18	37.37%	26.28%	—
I-Preferred Term Sec I	B-1	1,000	512	(488)	—	CCC	16	9.04%	19.34%	24.05%
Dekania II CDO	C-1	989	484	(505)	—	CCC	36	—	14.88%	30.07%
Preferred Term Sec XXVII	C-1	902	174	(728)	(76)	C	34	27.07%	25.86%	1.58%

Total		$3,752	$1,498	$(2,254)	$(214)

The increase in OTTI in 2010 was the result of deterioration in the performance of the underlying collateral. Specifically, depreciation was driven by both realized credit events (i.e. defaults and deferrals) and weakening credit fundamentals in some of the performing collateral, which led to an increased probability of default going forward. Excluding the Preferred Term VI, the Company’s assumed average lifetime default rate declined from 36.1% at the end of 2009 to a rate of 29.7% at the end of 2010.

	2010	2009	2008
Beginning balance, January 1	$2,521	$1,281	$—
Additions for amounts related to credit loss for which an OTTI was not previously recognized	76	3,521	1,281
Reductions for amounts realized for securities sold during the period	(2,261)	—	—
Reductions for amounts related to securities for which the Company intends to sell or that it will be more likely than not that the Company will be required to sell prior to recovery of amortized cost basis	—	—	—
Reductions for increase in cash flows expected to be collected that are
Recognized over the remaining life of the security	—	—	—
Increases to the amount related to the credit loss for which
Other-than-temporary was previously recognized	138	419	—

Ending balance, December 31	$474	$5,221	$1,281

The proceeds from sales and calls of securities and the associated gains are listed below:

	2010	2009	2008
	(In Thousands)
Proceeds	$448	$6,383	$—
Gross realized gains on sales	—	284	—
Gross realized losses on sales	(11)	—	—
Other-than-temporary impairment charges	(331)	(3,940)	(3,182)

The Company also recognized gross gains of $3,000, $0 and $22,000 on calls during 2010, 2009 and 2008, respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$26,382	$48,801	$29,206	$64,243
Unused lines of credit	34,735	193,092	36,772	195,692
Standby letters of credit	—	21,533	263	21,036

Total	$61,117	$263,426	$66,241	$280,971

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.38% to 13.00% and maturities ranging from less than 1 year to 30 years.

In addition to the above commitments, at December 31, 2010 First Defiance had commitments to sell $34.7 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage.

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

8. Loans Receivable

Loans receivable consist of the following at December 31:

	December 31
	2010	2009
	(In Thousands)
Real estate loans:
Secured by 1-4 family residential	$205,938	$227,592
Secured by multi-family residential	120,534	103,169
Secured by non-residential real estate	646,478	703,721
Construction	30,340	48,625

	1,003,290	1,083,107
Other loans:
Commercial	369,959	379,408
Home equity and improvement	133,593	147,977
Consumer Finance	22,848	34,105

	526,400	561,490

Total loans	1,529,690	1,644,597
Deduct:
Undisbursed loan funds	(9,267)	(26,494)
Net deferred loan origination fees and costs	(920)	(981)
Allowance for loan losses	(41,080)	(36,547)

Totals	$1,478,423	$1,580,575

Changes in the allowance for loan losses were as follows:

	Years Ended December 31
	2010	2009	2008
	(In Thousands)
Allowance at beginning of year	$36,547	$24,592	$13,890
Provision for credit losses	23,177	23,232	12,585
Acquired in acquisitions	—	—	4,258
Charge-offs	(19,328)	(11,826)	(6,499)
Recoveries	684	549	358

Net charge-offs	18,644	11,277	(6,141)

Ending allowance	$41,080	$36,547	$24,592

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

(In Thousands)

	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity & Improvement	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,741	$13	$230	$9,843	$4,252	$36	$—	$16,115
Collectively evaluated for impairment	4,215	60	1,917	9,995	6,509	1,492	297	24,485
Acquired with deteriorated credit quality	—	—	—	370	110	—	—	480

Total ending allowance balance	$5,956	$73	$2,147	$20,208	$10,871	$1,528	$297	$41,080

Loans:
Loans individually evaluated for impairment	$8,994	$64	$1,333	$41,290	$17,189	$317	$—	$69,187
Loans collectively evaluated for impairment	197,296	30,275	119,444	605,882	353,386	133,881	22,942	1,463,106
Loans acquired with deteriorated credit quality 84		—	—	1,388	729	—	—	2,201

Total ending loans balance	$206,374	$30,339	$120,777	$648,560	$371,304	$134,198	$22,942	$1,534,494

The unpaid principal balance of individually impaired loans were as follows:

	Years Ended December 31
	2010	2009
	(In Thousands)
Year-end loans with no allocated allowance for loan losses	$26,771	$18,239
Year-end loans with allocated allowance for loan losses	44,169	40,585

Total	$70,940	$58,824
Amount of the allowance for loan losses allocated	$16,595	$12,249

	Years Ended December 31
	2010	2009	2008
	(In Thousands)
Average of individually impaired loans during the year	$64,429	$38,860	$25,682
Interest income recognized during impairment	2,237	965	1,055
Cash-basis interest income recognized	2,017	913	1,067

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,679	$1,685	$—
Residential Non Owner Occupied	3,300	3,311	—

Total Residential Real Estate	4,979	4,996	—
Construction	—	—	—
Multi-Family Residential Real Estate	137	139	—
CRE Owner Occupied	4,530	4,534	—
CRE Non Owner Occupied	6,909	6,921	—
Agriculture Land	2,394	2,401	—
Other CRE	1,639	1,645	—

Total Commercial Real Estate	15,472	15,501	—
Commercial Working Capital	1,713	1,718	—
Commercial Other	4,435	4,454	—

Total Commercial	6,148	6,172	—
Consumer	—	—	—
Home Equity and Home Improvement	35	35	—

Total loans with no allowance recorded	$26,771	$26,843	$—

With an allowance recorded:
Residential Owner Occupied	$800	$803	$259
Residential Non Owner Occupied	3,185	3,195	1,482

Total Residential Real Estate	3,985	3,998	1,741
Construction	64	64	13
Multi-Family Residential Real Estate	1,193	1,194	230
CRE Owner Occupied	6,436	6,451	2,860
CRE Non Owner Occupied	13,743	13,789	5,554
Agriculture Land	315	316	163
Other CRE	6,554	6,558	1,636

Total Commercial Real Estate	27,048	27,114	10,213
Commercial Working Capital	3,658	3,660	1,763
Commercial Other	7,940	7,968	2,599

Total Commercial	11,598	11,628	4,362
Consumer	—	—	—
Home Equity and Home Improvement	281	282	36

Total loans with an allowance recorded	$44,169	$44,280	$16,595

Impaired loans have been recognized in conformity with FASB ASC Topic 310. Loans having carrying values of $12.1 million and $14.9 million were transferred to real estate and other assets held for sale in 2010 and 2009, respectively.

The unpaid principal balance of nonaccrual loans and loans past due 90 days still on accrual were as follows:

	Years Ended December 31
	2010	2009
	(In Thousands)
Non-accrual loans	$41,040	$41,191
Loans past due over 90 days still on accrual	—	—
Troubled Debt Restructurings	6,001	6,715

Total Non Performing Loans	$47,041	$47,906
Real estate owned (REO)	9,591	13,527

Total Non Performing Assets	$56,632	$61,433

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	Non Accrual	TDR	Total Past Due & TDR
Residential Owner Occupied	$106,249	$298	$1,420	$1,933	$1,775	$5,426
Residential Non Owner Occupied	86,680	842	393	5,295	1,489	8,019

Total residential real estate	192,929	1,140	1,813	7,228	3,264	13,445
Construction	30,275	—	—	64	—	64
Multi-Family	119,606	257	228	686	—	1,171
CRE Owner Occupied	204,590	607	718	5,764	671	7,760
CRE Non Owner Occupied	308,278	247	518	7,519	142	8,426
Agriculture Land	73,650	108	176	1,971	166	2,421
Other Commercial Real Estate	36,378	—	85	5,793	1,179	7,057

Total Commercial Real Estate	622,896	962	1,497	21,047	2,158	25,664
Commercial Working Capital	148,116	—	10	3,287	—	3,297
Commercial Other	209,328	413	1595	8,264	291	10,563

Total Commercial	357,444	413	1,605	11,551	291	13,860
Consumer	22,642	233	53	14	—	300
Home Equity / Home Improvement	130,281	2,738	335	527	317	3,917

Total Loans	$1,476,073	$5,743	$5,531	$41,117	$6,030	$58,421

Specific reserves in the amount of $2.3 million and $3.5 million have been allocated to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009. First Defiance is not committed to lend additional funds to customers whose loans have been modified.

Credit Quality Indicators

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are analyzed individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans, such as commercial and commercial real estate loans and certain homogenous mortgage, home equity and consumer loans. This analysis is performed on a quarterly basis. First Defiance uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$6,462	$1,055	$5,302	$794	$98,063	$111,676
Residential Non Owner Occupied	71,339	4,131	12,279	106	6,843	94,698

Total residential real estate	77,801	5,186	17,581	900	104,906	206,374
Construction	22,794	363	64	—	7,118	30,339
Multi Family	111,042	7,089	787	661	1,198	120,777
CRE Owner Occupied	174,468	12,308	25,081	295	198	212,350
CRE Non Owner Occupied	270,243	12,603	33,663	—	195	316,704
Agriculture Land	68,842	2,536	4,693	—	—	76,071
Other CRE	26,685	2,654	12,903	—	1,193	43,435

Total Commercial Real Estate	540,238	30,101	76,340	295	1,586	648,560
Commercial Working Capital	113,962	26,206	11,245	—	—	151,413
Commercial Other	181,506	14,138	24,247	—	—	219,891

Total Commercial	295,468	40,344	35,492	—	—	371,304
Consumer	—	—	60	56	22,826	22,942
Home Equity/Improvement	—	—	852	546	132,800	134,198

Total	$1,047,343	$83,083	$131,176	$2,458	$270,434	$1,534,494

Certain loans acquired in the Pavilion Bancorp, ComBanc and Genoa acquisitions had evidence that the credit quality of the loan had deteriorated since its origination and in management’s assessment at the acquisition date it was probable that the First Defiance would be unable to collect all contractually required payments due. In accordance with FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, these loans have been recorded based on management’s estimate of the fair value of the loans. Details of these loans are as follows:

	Contractual Amount Receivable	Impairment Discount	Recorded Loan Receivable
	(In Thousands)
Balance at December 31, 2007	$3,010	$1,353	$1,657
Amount recorded for Pavilion Bancorp	6,362	2,002	4,360
Principal payments received	(274)	—	(274)
Loans charged off	(234)	(234)	—
Loan accretion recorded	—	(53)	53

Balance at December 31, 2008	8,864	3,068	5,796
Principal payments received	(2,633)	—	(2,633)
Loans charged off	(1,110)	(1,110)	—
Additional provision for loan loss	(115)	—	(115)
Loan accretion recorded	—	(340)	340

Balance at December 31, 2009	5,006	1,618	3,388
Principal payments received	(1,056)	—	(1,056)
Loans charged off	(300)	(300)	—
Additional provision for loan loss	(168)	—	(168)
Loan accretion recorded	—	(32)	32

Balance at December 31, 2010	$3,482	$1,286	$2,196

Interest income on loans is as follows:

	Years Ended December 31
	2010	2009	2008
	(In Thousands)
Commercial and non-residential real-estate loans	$71,547	$73,504	$73,973
Residential loans	7,679	9,446	10,115
Other loans	9,402	10,752	12,434

Totals	$88,628	$93,702	$96,522

First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio market area. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income generating property totaled $407.7 million at December 31, 2010, which represents 27% of the Company’s loan portfolio. The Company’s loans receivable are primarily to borrowers in the Northwest Ohio, Northeast Indiana or Southeast Michigan areas.

Loans to executive officers, directors, and their affiliates are as follows (in thousands):

	Years Ended December 31
	2010	2009
Beginning balance	$4,812	$5,041
New loans	4,599	3,405
Effect of changes in composition of related parties	(628)	(216)
Repayments	(3,674)	(3,418)

Ending Balance	$5,109	$4,812

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31
	2010	2009	2008
	(In Thousands)
Gain from sale of mortgage loans	$7,017	$8,744	$4,395
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,119	2,860	2,537
Amortization of mortgage servicing rights	(2,642)	(3,171)	(1,266)
Mortgage servicing rights valuation adjustments	353	1,314	(2,676)

	830	1,003	(1,405)

Net revenue from sale and servicing of mortgage loans	$7,847	$9,747	$2,990

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.3 billion at December 31, 2010 compared to $1.2 billion at December 31, 2009.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	Years Ended December 31
	2010	2009	2008
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,436	$9,403	$6,089
Loans sold, servicing retained	2,808	4,204	1,450
Servicing assets acquired	—	—	3,130
Amortization	(2,642)	(3,171)	(1,266)

Carrying value before valuation allowance at end of period	10,602	10,436	9,403
Valuation allowance:
Balance at beginning of period	(1,478)	(2,792)	(116)
Impairment recovery (charges)	353	1,314	(2,676)

Balance at end of period	(1,125)	(1,478)	(2,792)

Net carrying value of MSRs at end of period	$9,477	$8,958	$6,611

Fair value of MSRs at end of period	$9,477	$8,958	$6,611

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company’s servicing portfolio is comprised of the following:

	December 31
	2010		2009
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(Dollars in Thousands)
Fannie Mae	5,053	$513,076	5,071	$520,959
Freddie Mac	8,195	722,000	7,760	656,680
Federal Home Loan Bank	303	38,529	310	41,903
Other	29	1,575	38	2,013

Totals	13,580	$1,275,180	13,179	$1,221,555

Custodial escrow balances maintained in connection with serviced loans were $8,509,000 and $7,524,000 at December 31, 2010 and 2009, respectively.

Significant assumptions at December 31, 2010 used in determining the value of MSRs include a weighted average prepayment rate of 283 PSA and a weighted average discount rate of 9.00%. Significant assumptions at December 31, 2009 used in determining the value of MSRs include a weighted average prepayment rate of 245 PSA and a weighted average discount rate of 9.00%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2010 is presented below. These sensitivities are hypothetical. Changes in fair value based on 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	10% Adverse Change	20% Adverse Change
	(Dollars in Thousands)
Assumption:
Decline in fair value from increase in prepayment rate	$408	$786
Declines in fair value from increase in discount rate	282	534

10. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
	2010	2009
	(In Thousands)
Cost:
Land	$6,836	$6,836
Land improvements	1,269	1,269
Buildings	38,529	38,529
Leasehold improvements	582	582
Furniture, fixtures and equipment	25,227	23,987
Construction in process	345	63

	72,788	71,266
Less allowances for depreciation and amortization	31,045	27,669

	$41,743	$43,597

Depreciation expense was $3.4 million, $3.8 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Lease Agreements

The Company has entered into lease agreements covering First Insurance’s main office and Bowling Green, Ohio office, three banking center locations, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease for future branch development and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

Future minimum commitments under non-cancelable operating leases are as follows (in thousands):

2011	$536
2012	419
2013	301
2014	285
2015	284
Thereafter	4,780

Total	$6,605

Rentals under operating leases amounted to $465,000, $504,000 and $444,000, in 2010, 2009, and 2008, respectively.

11. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31
	2010	2009	2008
	(In Thousands)
Beginning balance	$56,585	$56,585	$36,820
Goodwill acquired or adjusted during the year	971	—	19,765

Ending balance	$57,556	$56,585	$56,585

Acquired Intangible Assets

Activity in intangibles for the years ended December 31, 2010 and 2009 was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(In Thousands)
Balance as of January 1, 2009	$12,102	$(3,758)	$8,344
Amortization of intangible assets	—	(1,456)	(1,456)

Balance as of December 31, 2009	12,102	(5,214)	6,888
Intangible assets acquired	735	—	735
Amortization of intangible assets	—	(1,495)	(1,495)

Balance as of December 31, 2010	$12,837	$(6,709)	$6,128

Aggregate amortization expense was $1,495,000, $1,456,000 and $1,458,000 for 2010, 2009 and 2008 respectively.

105

Estimated amortization expense for each of the next five years and thereafter (in thousands) is as follows:

2011	$1,295
2012	1,136
2013	983
2014	860
2015	481
Thereafter	1,373

Total	$6,128

12. Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31
	2010	2009	2008
	(In Thousands)
Checking and money market accounts	$3,117	$3,439	$4,876
Savings accounts	362	460	1,376
Certificates of deposit	15,743	22,203	25,102

Totals	$19,222	$26,102	$31,354

Accrued interest payable on deposit accounts amounted to $251,000 and $713,000 December 31, 2010 and 2009, respectively, which was comprised of $211,000 and $40,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2010 and $665,000 and $48,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2009.

A summary of deposit balances is as follows:

	December 31
	2010	2009
	(In Thousands)
Non-interest bearing checking accounts	$216,699	$189,132
Interest bearing checking and money market accounts	555,434	499,575
Savings deposits	144,491	130,156
Retail certificates of deposit less than $100,000	465,774	550,710
Retail certificates of deposit greater than $100,000	151,258	163,300
Brokered or national certificates of deposit	41,763	47,353

	$1,575,419	$1,580,226

Scheduled maturities of certificates of deposit at December 31, 2010 are as follows (in thousands):

2011	$414,520
2012	142,228
2013	88,684
2014	10,981
2015	1,368
2016 and thereafter	1,014

Total	$658,795

At December 31, 2010 and 2009, deposits of $604.6 million and $543.3 million, respectively, were in excess of $100,000. Of these same deposits at December 31, 2010 and 2009, deposits of $267.7 million and $229.5 million, respectively, were in excess of the $250,000 FDIC insurance limit. At December 31, 2010 and 2009, $51.3 million and $56.2 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000 and an additional $72.5 million and $66.6 million of securities were pledged at December 31, 2010 and December 31, 2009, respectively, as collateral against deposits from private entities in excess of $100,000.

13. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities, certain first mortgage home equity loans, certain multi-family or non-residential real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by multi-family or non-residential real estate loans, and agriculture real estate loans must have 300% collateral coverage. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2010 and December 31, 2009 were $632.9 million and $662.9 million, respectively. First Federal may obtain advances of up to approximately $156.7 million from the FHLB at December 31, 2010.

At year-end, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
(in Thousands)
December 31, 2010
Short-term borrowings	$—	Overnight	0.00%
Single maturity fixed rate advances	35,000	January 2011 to October 2013	2.39%
Putable advances	54,000	February 2011 to March 2018	4.26%
Strike-rate advances	27,000	March 2011 to February 2013	4.18%
Amortizable mortgage advances	885	December 2015	4.10%

	$116,885

December 31, 2009
Short-term borrowings	$—	Overnight	0.00%
Single maturity fixed rate advances	35,000	January 2011 to October 2013	2.39%
Single maturity LIBOR based advances	20,000	March 2011	0.26%
Putable advances	64,000	September 2010 to March 2018	4.50%
Strike-rate advances	27,000	March 2011 to February 2013	4.18%
Amortizable mortgage advances	927	December 2015	4.10%

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

Estimated future minimum payments by fiscal year based on maturity date and current interest rates are as follows (in thousands):

2011	$38,247
2012	15,023
2013	53,886
2014	553
2015	12,857
Thereafter	5,262

Total minimum payments	125,828
Less amounts representing interest	8,943

Totals	$116,885

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2010 and December 31, 2009, there were no amounts outstanding under First Defiance’s Cash Management Advance line of credit. The total available under this line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available. There were no borrowings against this line at December 31, 2010 and December 31, 2009. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis.

Amounts available under the various lines are also subject to the Company’s overall borrowing limitations. Information concerning short-term advances is summarized as follows:

	Years Ended December 31
	2010	2009
	(In Thousands, Except Percentages)
Average daily balance during the year	$0	$33
Maximum month-end balance during the year	0	0
Average interest rate during the year	0.00%	0.84%

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.67% and 1.63% as of December 31, 2010 and 2009 respectively.

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

Due to the Company’s participation in the U.S. Treasury’s CPP, permission must be obtained from the U.S. Treasury in order to call these securities.

A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31
	2010	2009
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464

Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

15. Notes Payable and Other Short-term Borrowings

Total short-term borrowings, revolving and term debt is summarized as follows:

	Years Ended December 31
	2010	2009
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$56,247	$48,398
Year-end interest rate	0.98%	1.05%
Average daily balance during year	47,088	44,287
Maximum month-end balance during the year	56,247	50,920
Average interest rate during the year	0.97%	1.29%
Revolving line of credit facilities to financial institutions
Average daily balance during year	$—	$—
Maximum month-end balance during the year	—	—
Average interest rate during the year	—%	—%

As of December 31, 2010, First Defiance had no line of credit facilities available for short-term borrowing purposes; all previous lines of credit have expired.

During 2009, First Defiance had the following line of credit facilities expire:

A $20 million fed funds line of credit with a financial institution. The line was unsecured and had an interest rate of the institution’s fed funds rate. The line of credit had no activity in 2009 and expired on January 31, 2009

Further, the Company has agreed with its primary regulator not to incur, issue, renew or roll-over any debt, increase any current lines of credit, or guarantee the debt of any entity without the OTS’s prior approval.

16. Other Non-Interest Expense

The following is a summary of other non-interest expense:

	Years Ended December 31
	2010	2009	2008
	(In Thousands)
Legal and other professional fees	$3,045	$2,486	$1,933
Marketing	1,191	1,293	1,896
State franchise taxes	2,088	1,994	1,951
REO expenses and write-downs	4,324	2,245	583
Printing and office supplies	529	569	776
Amortization of intangibles	1,495	1,456	1,459
Postage	668	650	768
Check charge-offs and fraud losses	407	128	1,120
Overdraft protection expense	15	15	123
Credit and collection expense	1,149	1,117	676
Other	5,363	4,930	3,339

Total other non-interest expense	$20,274	$16,883	$14,624

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

Included in accumulated other comprehensive income at December 31, 2010 and 2009 are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31
	2010	2009
	(In Thousands)
Unrecognized prior service cost	$56	$66
Unrecognized actuarial losses	519	898

Total recognized in Accumulated Other Comprehensive Income	575	964
Income tax effect	(201)	(337)

Net amount recognized in Accumulated Other Comprehensive Income	$374	$627

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2011 is $15,000 ($9,750 net of tax) and $10,000 ($6,500 net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31
	2010	2009
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,734	$2,853
Service cost	73	60
Interest cost	146	166
Participant contribution	14	27
Plan amendments	—	—
Actuarial (gains) / losses	(349)	(218)
Acquisition	—	—
Benefits paid	(121)	(154)

Benefit obligation at end of year	2,497	2,734
Change in fair value of plan assets:
Balance at beginning of year	—	—
Employer contribution	107	127
Participant contribution	14	27
Benefits paid	(121)	(154)

Balance at end of year	—	—

Funded status at end of year	$(2,497)	$(2,734)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31
	2010	2009	2008
	(In Thousands)
Service cost-benefits attributable to service during the period	$73	$60	$57
Interest cost on accumulated postretirement benefit obligation	146	166	159
Net amortization and deferral	39	56	61

Net periodic postretirement benefit cost	258	282	277
Net (gain) / loss during the year	(349)	(218)	74
Prior service cost added during the year	—	—	25
Amortization of prior service cost and actuarial losses	(39)	(56)	(61)

Total recognized in comprehensive income	(388)	(274)	38

Total recognized in net periodic postretirement benefit cost and other comprehensive income	$(130)	$8	$315

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2010	2009
Weighted average discount rates:
Used to determine benefit obligations at December 31	5.25%	5.70%
Used to determine net periodic postretirement benefit cost for years ended December 31	5.70%	6.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that rate reaches ultimate trend rate	2019	2019

112

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2011	$125
2012	138
2013	139
2014	154
2015	154
2016 through 2020	860

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31		Year Ended December 31
	2010	2009	2010	2009
	(In Thousands)
Effect on total of service and interest cost	$28	$34	$(24)	$(29)
Effect on postretirement benefit obligation	288	351	(247)	(299)

The Company expects to contribute $125,000 before reflecting expected Medicare retiree drug subsidy payments in 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require First Federal to maintain minimum amounts and ratios of Tier I and total capital to risk-weighted assets and of Tier I capital to average assets. As of December 31, 2010 and 2009, First Federal meets all capital adequacy requirements to which it is subject and the most recent notification from the OTS categorized First Federal as well-capitalized under the regulatory framework. There are no conditions or events since these notifications that management believes have changed any of the well-capitalized categorizations of First Federal. The following schedule presents First Federal’s regulatory capital ratios:

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Tangible Capital	$213,625	10.81%	$29,646	1.50%	N/A	N/A
Tier 1 (Core) Capital	213,625	10.81%	79,055	4.00%	$98,819	5.00%
Tier 1 Capital to risk-weighted assets	213,625	12.84%	66,571	4.00%	99,856	6.00%
Risk-Based Capital	234,576	14.09%	133,141	8.00%	166,426	10.00%
As of December 31, 2009
Tangible Capital	$207,554	10.40%	$29,937	1.50%	N/A	N/A

Tier 1 (Core) Capital	207,554	10.40%	79,831	4.00%	$99,789	5.00%
Tier 1 Capital to risk-weighted assets	207,554	11.78%	70,455	4.00%	105,683	6.00%
Risk-Based Capital	229,649	13.04%	140,910	8.00%	176,138	10.00%

First Defiance is a unitary thrift holding company and is regulated by the OTS. The OTS does not have defined capital requirements for unitary thrift holding companies.

Dividend Restrictions – Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $4.8 million in dividends in 2010 and $5.4 million in dividends in 2009. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for 2009 and 2010 plus 2011 net profits. During 2011, First Federal could declare dividends of approximately $7.3 million plus 2011 net profits to First Defiance. First Federal must receive approval from the OTS prior to the payment of any such dividend, and it may apply to the OTS to pay total dividends that exceed an amount equal to its 2009 to 2011 net profits. First Insurance paid dividends of $1.0 million to First Defiance in 2010 and $700,000 in dividends in 2009.

As a result of its participation in the CPP, First Defiance is prohibited without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party. Further, First Defiance has agreed to obtain OTS approval prior to the declaration of dividends.

19. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31
	2010	2009	2008
	(In Thousands)
Current:
Federal	$5,372	$6,590	$7,534
State and local	50	84	45
Deferred	(2,417)	(4,007)	(4,051)

	$3,005	$2,667	$3,528

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Years Ended December 31
	2010	2009	2008
	(In Thousands)
Tax expense at statutory rate (35%)	$3,889	$3,451	$3,810
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	32	55	29
ESOP adjustments	—	—	(30)
Tax exempt interest income, net of TEFRA	(745)	(673)	(530)
Bank owned life insurance	(278)	(311)	130
Stock option expense	54	76	90
Other	53	69	29

Totals	$3,005	$2,667	$3,528

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31
	2010	2009
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$14,296	$12,648
Postretirement benefit costs	874	952
Deferred compensation	900	810
Impaired loans	1,310	1,227
Capital loss carry-forward	621	621
Impaired investments	804	756
Accrued vacation	476	432
Allowance for real estate held for sale losses	748	200
Deferred loan origination fees and costs	309	326
Other	347	311

Total deferred federal income tax assets	20,685	18,283
Deferred federal income tax liabilities:
FHLB stock dividends	3,284	3,284
Goodwill	3,172	2,684
Mortgage servicing rights	3,291	3,000
Fixed assets	1,524	1,432
Other intangible assets	1,871	2,329
Loan mark to market	1,405	1,800
Net unrealized gains on available-for-sale securities	17	252
Other	316	213

Total deferred federal income tax liabilities	14,880	14,994

Net deferred federal income tax asset (liability)	$5,805	$3,289

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2010.

At December 31, 2010, the Company had capital loss carry-forwards of $1.8 million which will expire on December 31, 2014. No valuation allowance has been recorded as management has evaluated evidence supporting the realization of this asset and determined it is more likely than not that the asset will be realized.

Retained earnings at December 31, 2010 include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2010 was approximately $3.85 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$498
Additions based on tax positions related to the current year	86
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	(140)
Settlements	—

Balance at December 31, 2008	$444

Balance at January 1, 2009	$444
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	(98)
Settlements	—

Balance at December 31, 2009	$346

Balance at January 1, 2010	$346
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	(65)
Settlements	—

Balance at December 31, 2010	$281

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement, net of the related federal tax benefit, for the year ended December 31, 2010 was $23,000, and the amount accrued for interest and penalties (net of the related federal tax benefit) at December 31, 2010 was $105,000.

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

As principal and interest payments on the loan were paid, shares were released from collateral and committed for allocation to active employees, based on the proportion of debt service paid in the year. Shares held by the ESOP which had not been released for allocation were reported as stock acquired by the ESOP plan in the statement of financial condition. As shares were released, First Defiance recorded compensation expense equal to the average fair value of the shares over the period in which the shares were earned. Also, the shares released for allocation were included in the average shares outstanding for earnings per share computations. Dividends on allocated shares were recorded as a reduction of retained earnings and dividends on unallocated shares reduce debt and accrued interest. ESOP compensation expense was $0, $0, and $116,000, for 2010, 2009 and 2008, respectively.

Shares held by the ESOP at December 31 were as follows:

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Allocated	Unallocated	Total	Allocated	Unallocated	Total
Beginning Balance	522,946	—	522,946	527,723	—	527,723
Allocation of shares to participants	—	—	—	—	—	—
Distribution of shares to former participants	(51,959)	—	(51,959)	(4,777)	—	(4,777)

Ending Balance	470,987	—	470,987	522,946	—	522,946

There were no unallocated shares at December 31, 2010 and December 31, 2009.

401(k) Plan

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (First Defiance 401(k)) if they meet certain age and service requirements. Beginning in 2009, under the First Defiance 401(k), First Defiance matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. Previously, matching contributions were 50% of the first 3% of participants contributions. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $660,000, $719,000 and $474,000 for the years ended December 31, 2010, 2009 and 2008, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

On June 30, 2010, First Federal adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, First Federal will purchase and own life insurance policies covering the lives of employees selected by the board of directors of First Federal as participants. There was $547,000 of expense recorded for the year ended December 31, 2010 with a liability of $547,000 for future benefits recorded at December 31, 2010.

21. Stock Option Plans

First Defiance has established incentive stock option plans for its directors and its employees. On March 15, 2010, the Board adopted, and the shareholders approved at the 2010 Annual Shareholders Meeting, the First Defiance Financial Corp. 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaces all existing plans. All awards currently outstanding under the prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2010 Equity

Plan. The 2010 Equity Plan allows for issuance of up to 350,000 share awards. As of December 31, 2010, 5,000 options have been granted under the 2010 Equity Plan to employees and 410,000 options (388,000 for employees and 22,000 for directors) have been granted under prior option plans and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the options granted in 2009 to the Company’s then five most-highly compensated employees, which options vest 40% in 2011 and then 20% annually, subject to certain other limitations. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	Year Ended December 31
	2010	2009	2008
Risk-free interest rate	1.57%	3.38%	4.26%
Expected term	7.2 years	6.4 years	6.5 years
Expected stock price volatility	44.6%	26.1%	22.5%
Dividend yield	0.00%	3.62%	6.08%

The following table summarizes stock option activity for 2010:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2010	467,500	$19.41
Granted	5,000	9.96
Exercised	(250)	9.22
Forfeited/Expired	(57,250)	20.39

Outstanding at December 31, 2010	415,000	$19.17	4.84	$155

Vested or expected to vest at December 31, 2010	415,000	$19.17	4.84	$155

Exercisable at December 31, 2010	288,620	$20.60	3.65	$28

Information related to the stock option plans follows:

	Year Ended December 31.
	2010	2009	2008
	(in thousands, except per share amounts)
Intrinsic value of options exercised	$1	$1	$290
Cash received from option exercises*	3	5	768
Tax benefit realized from option exercises	—	—	72
Weighted average fair value of options granted	$4.05	$1.88	$1.98

* - Includes $33,000 of option exercises paid by optionees in First Defiance common stock in 2008. There were no amounts for 2010 or 2009.

As of December 31, 2010, there was $246,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 2.4 years.

As of December 31, 2010 and 2009, 345,000 and 98,750 shares, respectively, were available for grant under the Company’s stock option plans. Options forfeited or cancelled under all plans except the 2010 plan are no longer available for grant to other participants

22. Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

	December 31
Statements of Financial Condition	2010	2009
	(In Thousands)
Assets
Cash and cash equivalents	$1,868	$1,891
Investment in banking subsidiary	266,752	266,519
Investment in non-bank subsidiary	6,976	5,986
Other assets	1,744	1,900

Total assets	$277,340	$272,296

Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	926	2,127
Stockholders’ equity	240,331	234,086

Total liabilities and stockholders’ equity	$277,340	$272,296

	Years Ended December 31
Statements of Income	2010	2009	2008
	(In Thousands)
Dividends from subsidiaries	$5,802	$6,050	$11,750
Interest on loan to ESOP	—	—	10
Interest expense	(1,315)	(1,471)	(2,545)
Other-than-temporary impairment on investment securities	—	(419)	(1,281)
Other income	—	(3)	35
Noninterest expense	(857)	(881)	(785)

Income (loss) before income taxes and equity in earnings of subsidiaries	3,630	3,276	7,184
Income tax credit	(739)	(950)	(1,650)

Income (loss) before equity in earnings of subsidiaries	4,369	4,226	8,834
Undistributed equity in (distributions in excess of) earnings of subsidiaries	3,739	2,968	(1,477)

Net income	$8,108	$7,194	$7,357

Comprehensive income	$7,924	$8,940	$5,868

	Years Ended December 31
Statements of Cash Flows	2010	2009	2008
	(In Thousands)
Operating activities:
Net income	$8,108	$7,194	$7,357
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distribution in excess of (undistributed equity in) earnings of subsidiaries	(3,739)	(2,968)	1,477
OTTI on investment securities	—	419	1,281
Change in other assets and liabilities	(1,045)	741	115

Net cash provided by (used in) operating activities	3,324	5,386	10,230
Investing activities:
Cash paid for Pavilion Bancorp	—	—	(27,964)
Investment in non-bank subsidiary	(1,500)	—	—
Principal payments received on ESOP loan	—	—	493
Maturities of available-for-sale securities	—	—	29

Net cash (used in) provided by investing activities	(1,500)	—	(27,442)
Financing activities:
Capital contribution to subsidiary	—	—	(13,000)
Stock options exercised	3	5	768
Excess tax benefit from exercise of stock options	—	—	72
Purchase of common stock for treasury	—	—	(635)
Cash dividends paid	(1,850)	(5,523)	(8,137)
Proceeds from issuance of preferred stock	—	—	37,000

Net cash used in financing activities	(1,847)	(5,518)	16,068

Net increase (decrease) in cash and cash equivalents	(23)	(132)	(1,144)
Cash and cash equivalents at beginning of year	1,891	2,023	3,167

Cash and cash equivalents at end of year	$1,868	$1,891	$2,023

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service which uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate bonds and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. Based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks. The Company used an independent third party which is described further in Note 6.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$—	$11,985	$—	$11,985
Mortgage-backed securities - residential	—	40,576	—	40,576
REMICs	—	3,541	—	3,541
Collateralized mortgage obligations	—	51,057	—	51,057
Trust preferred stock	—	—	1,498	1,498
Preferred stock	48	—	—	48
Corporate bonds	—	3,797	—	3,797
Obligations of state and political subdivisions	—	52,750	—	52,750
Mortgage banking derivative - asset	—	265	—	265

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$—	$14,251	$—	$14,251
Mortgage-backed securities - residential	—	31,504	—	31,504
REMICs	—	3,923	—	3,923
Collateralized mortgage obligations	—	41,371	—	41,371
Trust preferred stock	—	—	1,589	1,589
Preferred stock	87	—	—	87
Obligations of state and political subdivisions	—	44,733	—	44,733
Mortgage banking derivative - asset	—	380	—	380

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and December 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2010	$1,589
Total gains or losses (realized/unrealized) Included in earnings	(214)
Included in other comprehensive income (presented gross of taxes)	128
Purchases, issuances, and settlements	20
Sales	(25)
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2010	$1,498

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2009	$3,873
Total gains or losses (realized/unrealized) Included in earnings	(3,940)
Included in other comprehensive income (presented gross of taxes)	1,785
Purchases, issuances, and settlements	(129)
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2009	$1,589

The following table summarizes assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired Loans
Residential Loans	$—	$—	$2,541	$2,541
Commercial Loans			7,236	7,236
Multi Family Loans			962	962
CRE loans			16,835	16,835

Total Impaired loans			27,574	27,574
Mortgage servicing rights	—	9,477	—	9,477
Real estate held for sale	—	—	3,449	3,449

December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$28,336	$28,336
Mortgage servicing rights	—	8,958	—	8,958
Real estate held for sale	—	—	935	935

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $27.6 million, with a valuation allowance of $16.6 million at December 31, 2010. A provision expense of $18.0 million for year ended December 31, 2010 was included in earnings.

Mortgage servicing rights which are carried at lower of cost or fair value had a fair value of $9,477,000 at December 31, 2010, resulting in a valuation allowance of $1,125,000. A recovery of $353,000 was included in the earnings for the year ended December 31, 2010.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $3,196,000 for the year ended December 31, 2010 was recorded directly as an adjustment to current earnings through non-interest expense.

Impaired loans had a fair value of $28,336,000, with a valuation allowance of $12,249,000 at December 31, 2009. A provision expense of $11,985,000 for year ended December 31, 2009 was included in earnings.

Mortgage servicing rights had a fair value of $8,958,000 at December 31, 2009, resulting in a valuation allowance of $1,478,000. A recovery of $1,314,000 was included in the earnings for the year ended December 31, 2009.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $1,295,000 for the year ended December 31, 2009 was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2010 and December 31, 2009. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

As disclosed in more detail in Note 6, investment securities fair value has been based on current market quotations. If market prices are not available, fair value has been estimated based upon the quoted price of similar instruments or based on observable and unobservable data. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

The carrying value of Subordinated Debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2010.

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Values	Carrying Value	Estimated Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$169,164	$169,164	$121,116	$121,116
Investment securities	166,091	166,117	139,378	139,416
Federal Home Loan Bank Stock	21,012	N/A	21,376	N/A
Loans, net, including loans held for sale	1,496,550	1,498,990	1,590,921	1,586,101
Mortgage banking derivative asset	265	265	380	380
Accrued interest receivable	6,374	6,374	6,851	6,851

	1,859,456	$1,840,910	1,880,022	$1,853,864

Other assets	176,061		177,501

Total assets	$2,035,517		$2,057,523

Liabilities and stockholders’ equity:
Deposits	$1,575,419	$1,582,539	$1,580,226	$1,586,466
Advances from Federal Home Loan Bank	116,885	121,504	146,927	152,643
Securities sold under repurchase agreements	56,247	55,443	48,398	48,398
Subordinated debentures	36,083	32,258	36,083	32,057
Accrued interest payable	724	724	1,234	1,234
Advance payments by borrowers for taxes and insurance	937	937	665	665

	1,786,295	$1,793,405	1,813,533	$1,821,463

Other liabilities	8,891		9,904

Total liabilities	1,795,186		1,823,437
Stockholders’ equity	240,331		234,086

Total liabilities and stockholders’ equity	$2,035,517		$2,057,523

24. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $24.9 million and $18.7 million of interest rate lock commitments at December 31, 2010 and 2009, respectively. There were $34.7 million and $23.8 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2010 and 2009, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2010			December 31, 2009
	Assets	(Liabilities)	Derivative Net Carrying Value	Assets	(Liabilities)	Derivative Net Carrying Value
	Carrying Value	Carrying Value		Carrying Value	Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$265	$—	$265	$380	$—	$380

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Twelve Months Ended December 31,
	2010	2009
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$(115)	$(718)

The above amounts are included in mortgage banking income.

25. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2010
Interest income	$24,129	$24,349	$24,057	$23,329
Interest expense	7,044	6,788	6,295	5,574

Net interest income	17,085	17,561	17,762	17,755
Provision for loan losses	6,889	5,440	5,196	5,652

Net interest income after provision for loan losses	10,196	12,121	12,566	12,103
Gain (loss) on sale, call or write-down of securities	(64)	1,238	1,231	(14)
Noninterest income	6,830	4,553	6,248	7,568
Noninterest expense	14,832	15,045	17,102	16,485

Income before income taxes	2,130	2,867	2,943	3,172
Income taxes	624	808	668	904

Net income	$1,506	$2,059	$2,275	$2,268

Dividends declared on Preferred Shares	(463)	(462)	(463)	(463)
Accretion on Preferred Shares	(40)	(42)	(43)	(43)

Net income applicable to common shares	$1,003	$1,555	$1,769	$1,762

Earnings per common share:
Basic	$0.12	$0.19	$0.22	$0.22
Diluted	$0.12	$0.19	$0.22	$0.22
Average shares outstanding:
Basic	8,117	8,118	8,118	8,118
Diluted	8,142	8,193	8,118	8,178

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2009
Interest income	$25,122	$24,822	$25,487	$25,148
Interest expense	9,085	8,643	7,914	7,615

Net interest income	16,037	16,179	17,573	17,533
Provision for loan losses	2,746	3,965	8,051	8,470

Net interest income after provision for loan losses	13,291	12,214	9,522	9,063
Gain (loss) on sale, call or write-down of securities	(672)	(750)	(840)	(1,394)
Noninterest income	7,476	9,109	6,396	6,970
Noninterest expense	14,996	16,133	14,786	14,609

Income before income taxes	5,099	4,440	292	30
Income taxes	1,691	1,539	(37)	(526)

Net income	$3,408	$2,901	$329	$556

Dividends declared on Preferred Shares	(463)	(468)	(473)	(446)
Accretion on Preferred Shares	(38)	(40)	(40)	(42)

Net income applicable to common shares	$2,907	$2,393	$(184)	$68

Earnings per common share:
Basic	$0.36	$0.29	$(0.02)	$0.01
Diluted	$0.36	$0.29	$(0.02)	$0.01
Average shares outstanding:
Basic	8,117	8,117	8,117	8,117
Diluted	8,117	8,182	8,117	8,265

26. Preferred Stock

On December 5, 2008, as part of the CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the U.S. Treasury, pursuant to which the Company sold $37.0 million shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation value $1,000 per share (“Senior Preferred Shares”) and also issued warrants (the “Warrants”) to the U.S. Treasury to acquire an additional 550,595 of common shares having an exercise price of $10.08 per share. The Warrants have a term of 10 years.

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

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, its common shares will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share of $0.26 declared on the common stock prior to October 14, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Senior Preferred Shares and (b) the date on which the Senior Preferred Shares have been redeemed in whole or the U.S. Treasury has transferred all of the Senior Preferred Shares to third parties, except that, after the third anniversary of the date of issuance of the Senior Preferred Shares, if the Senior Preferred Shares remain outstanding at such time, the Company may not increase its common dividends per share without obtaining consent of the U.S. Treasury.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). As a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the CPP and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Senior Preferred Shares of the Company; and (ii) entered into a letter agreement with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the U.S. Treasury owns the Senior Preferred Shares, as necessary to comply with Section 111(b) of the EESA.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, the chief executive officer along with the interim chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2010, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9b.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned: “Proposal 1 - Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement to be filed on or about March 25, 2011 (the “Proxy Statement”).

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

Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to the shares of First Defiance common stock that may be issued under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	415,000	$19.17	345,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(A) Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)
(B) Consolidated Statements of Financial Condition as of December 31, 2010 and 2009
(C) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
(D) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
(E) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
(F) Notes to Consolidated Financial Statements

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

FIRST DEFIANCE FINANCIAL CORP.

March 1, 2011	By:	/s/ Donald P. Hileman
Donald P. Hileman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2011.

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

Exhibit Number	Description

3.1	Articles of Incorporation	(1)

3.2	Code of Regulations	(1)

3.3	Bylaws	(1)

3.4	Amendment to Articles of Incorporation	(11)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(17)

4.2	Form of Warrant for Purchase of Shares of Common Stock	(15)

10.1	1996 Stock Option Plan	(2)

10.2	Form of Incentive Stock Option Award Agreement under 2001 Plan	(3)

10.3	Form of Nonqualified Stock Option Award Agreement under 1996 Plan	(3)

10.4	1996 Management Recognition Plan and Trust	(8)

10.5	2001 Stock Option and Incentive Plan	(5)

10.7	Employment Agreement with William J. Small	(6)

10.8	Employment Agreement with James L. Rohrs	(7)

10.9	Employment Agreement with Donald P. Hileman	(18)

10.10	Employment Agreement with Gregory R. Allen	(9)

10.11	Description of Annual Cash Bonus Plan	(17)

10.12	2005 Stock Option and Incentive Plan	(10)

10.13	Letter Agreement, dated December 5, 2008, between First Defiance and the U.S. Treasury	(12)

10.14	2008 Long Term Incentive Compensation Plan (LTIP)	(13)

10.15	Form of Contingent Award Agreement under LTIP	(14)

10.16	Form of Stock Option Award Agreement under 2005 Plan	(4)

10.17	Amendment to all Employment Agreements for CPP	(4)

10.18	Form of Agreement for CPP Compensation Standards	(21)

10.19	Form of Option Award Agreement with EESA restriction under 2005 Plan	(21)

10.20	First Federal Executive Group Life Plan – Post Separation	(19)

10.21	2010 Equity Incentive Plan	(20)

21	List of Subsidiaries of the Company	(17)

23.1	Consent of Crowe Horwath LLP	(17)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

99.1	PEO TARP Capital Purchase Program Certification	(17)

99.2	PFO TARP Capital Purchase Program Certification	(17)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)

(2)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2001 Form 10-K (Film No. 02580719)

(3)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2004 Form 10-K (Film No. 0568550)

(4)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2008 Form 10-K (Film No. 09683948)

(5)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement (Film No. 1577137)

(6)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed October 1, 2007 (Film No. 071144951)

(7)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed October 1, 2007 (Film No. 071144951)

(8)	Incorporated herein by reference to exhibit 10.2 in Registrant’s 2001 Form 10-K (Film No. 02580719)

(9)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007 (Film No. 071144951)

(10)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement (Film No. 05692264)

(11)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)

(12)	Incorporated herein by reference to exhibit 10 in Form 8-K filed December 8, 2008 (Film No. 081236105)

(13)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 12, 2008 (Film No. 081245224)

(14)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008 (Film No. 081245224)

(15)	Incorporated herein by reference to exhibit 4 in Form 8-K filed December 8, 2008 (Film No. 081236105)

(17)	Included herein

(18)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 16, 2009 (Film No. 091245196)

(19)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 2, 2010 (Film No. 101158262)

(20)	Incorporated herein by reference to Annex A to 2010 Proxy Statement (Film No. 10693151)

(21)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2010 Form 10-K (Film No. 10652528)