Form 10-Q/A
period 2010-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2011-03-03
CIK 946647

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value –8,117,770 shares outstanding at April 30, 2010.

EXPLANATORY NOTE

First Defiance Financial Corp. (the “Company”) hereby amends Part I, Item 4 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as originally filed with the Securities and Exchange Commission on May 5, 2010 (the “Form 10-Q”). The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to identify material changes that were made to the Company’s internal control over financial reporting to correct the material weakness that was identified in management’s assessment of the controls as of December 31, 2009.

As stated in the Company’s Form 10-K/A for the year ended December 31, 2009, when First Defiance’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, they identified a deficiency in controls. At first, management and the Company’s independent registered public accounting firm, Crowe Horwath LLP, believed that this deficiency constituted a significant deficiency. However, upon further review, management and Crowe Horwath determined that this deficiency constituted a material weakness in the Company’s internal control over financial reporting. As a result, the Company is filing this Amendment to identify the changes that were made in the first quarter of 2010 to correct such weakness.

In accordance with the rules of the Securities and Exchange Commission, the Company has set forth the text of Part I, Item 4. As required by Rule 12b-15 promulgated under the Exchange Act of 1934, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2, and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 32.1 and 32.2 to this Amendment. Other than the change to Item 4, the Form 10-Q is unchanged. This Amendment is limited in scope to the portions of the Form 10-Q set forth above and does not amend, update, or change any other items or disclosures contained in the Form 10-Q.

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

PART I-FINANCIAL INFORMATION

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

During the quarter ended March 31, 2010, management implemented several changes to the Company’s internal control over financial reporting that materially affected the internal control over financial reporting and were designed to correct the material weakness identified in management’s assessment of the internal control over financial reporting as of December 31, 2009. In the first quarter, management modified the process for internal grading of loans, enhanced the processes for communication to lending personnel, and added a secondary review process that was focused on accurately grading loans.

PART II-OTHER INFORMATION

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

First Defiance Financial Corp.
(Registrant)

Date: March 3, 2011	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

4