Form 10-Q/A
period 2010-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2011-03-03
CIK 946647

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value –8,117,770 shares outstanding at October 29, 2010.

EXPLANATORY NOTE

First Defiance Financial Corp. (the “Company”) hereby amends Part I, Item 4 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as originally filed with the Securities and Exchange Commission on November 2, 2010 (the “Form 10-Q”). The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to identify material changes that were made to the Company’s internal control over financial reporting to correct the material weakness that was identified in management’s assessment of the controls as of December 31, 2009.

As stated in the Company’s Form 10-K/A for the year ended December 31, 2009, when First Defiance’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, they identified a deficiency in controls. At first, management and the Company’s independent registered public accounting firm, Crowe Horwath LLP, believed that this deficiency constituted a significant deficiency. However, upon further review, management and Crowe Horwath determined that this deficiency constituted a material weakness in the Company’s internal control over financial reporting. As a result, the Company is filing this Amendment to identify the changes that were made in the third quarter of 2010 to correct such weakness.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of November 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2010, management implemented additional changes to the Company’s internal control over financial reporting that materially affected the internal control over financial reporting and were designed to correct the material weakness identified in management’s assessment of the internal control over financial reporting as of December 31, 2009. In the third quarter, an internal loan review position was added to assist in the review of loan grades. Management has completed its testing of the changes that were made to the Company’s internal control over financial reporting in the first and third quarters of 2010 and has determined that the material weakness identified as of December 31, 2009 has been remediated.

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