Form 10-Q
period 2011-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2011-05-03
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,723,774 shares outstanding at April 29, 2011.

FIRST DEFIANCE FINANCIAL CORP.

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$28,317	$24,977
Interest-bearing deposits	207,000	144,187

	235,317	169,164
Securities:
Available-for-sale, carried at fair value	179,510	165,252
Held-to-maturity, carried at amortized cost (fair value $842 and $865 at March 31, 2011 and December 31, 2010, respectively)	818	839

	180,328	166,091
Loans held for sale	13,421	18,127
Loans receivable, net of allowance of $40,798 at March 31, 2011 and $41,080 at December 31, 2010, respectively	1,430,411	1,478,423
Accrued interest receivable	6,534	6,374
Federal Home Loan Bank stock	21,012	21,012
Bank owned life insurance	35,216	34,979
Premises and equipment	40,862	41,743
Real estate and other assets held for sale	9,150	9,591
Goodwill	57,556	57,556
Core deposit and other intangibles	5,784	6,128
Mortgage servicing rights	9,556	9,477
Deferred taxes	5,447	5,805
Other assets	11,358	11,047

Total assets	$2,061,952	$2,035,517

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2011	December 31, 2010
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,592,046	$1,575,419
Advances from the Federal Home Loan Bank	96,874	116,885
Securities sold under repurchase agreements	60,736	56,247
Subordinated debentures	36,083	36,083
Advance payments by borrowers	825	937
Other liabilities	12,243	9,615

Total liabilities	1,798,807	1,795,186

Stockholders’ equity:

Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,231, net of discount	36,506	36,463

Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 9,723,774 and 8,117,770 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	135,470	140,845
Accumulated other comprehensive income (loss), net of tax of $222 and $(184), respectively	411	(342)
Retained earnings	137,143	134,988
Treasury stock, at cost, 3,015,722 and 4,621,726 shares respectively	(47,390)	(72,628)

Total stockholders’ equity	263,145	240,331

Total liabilities and stockholders’ equity	$2,061,952	$2,035,517

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Interest Income
Loans	$20,224	$22,397
Investment securities:
Taxable	1,029	990
Non-taxable	569	462
Interest-bearing deposits	101	61
FHLB stock dividends	235	219

Total interest income	22,158	24,129
Interest Expense
Deposits	3,594	5,398
FHLB advances and other	906	1,218
Subordinated debentures	326	323
Notes payable	130	105

Total interest expense	4,956	7,044

Net interest income	17,202	17,085
Provision for loan losses	2,833	6,889

Net interest income after provision for loan losses	14,369	10,196
Non-interest Income
Service fees and other charges	2,617	3,158
Insurance commission income	1,655	1,109
Mortgage banking income	1,288	1,807
Gain on sale of non-mortgage loans	104	37
Gain on sale or call of securities	49	6
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	(13)	(70)
Losses recognized in other comprehensive income	11	—

Net impairment loss recognized in earnings	(2)	(70)
Trust income	148	122
Income from Bank Owned Life Insurance	237	212
Gain on life insurance	—	268
Other non-interest income	(151)	117

Total non-interest income	5,945	6,766
Non-interest Expense
Compensation and benefits	7,834	6,457
Occupancy	1,852	1,828
FDIC insurance premium	913	1,046
State franchise tax	542	563
Data processing	1,061	1,196
Amortization of intangibles	344	437
Other non-interest expense	4,080	3,305

Total non-interest expense	16,626	14,832

Income before income taxes	3,688	2,130
Federal income taxes	1,028	624

Net Income	$2,660	$1,506

Dividends accrued on preferred shares	$(462)	$(463)
Accretion on preferred shares	$(43)	$(40)

Net income (loss) applicable to common shares	$2,155	$1,003

Earnings per common share (Note 7)
Basic	$0.25	$0.12
Diluted	$0.25	$0.12
Dividends declared per share (Note 6)	$—	$—
Average common shares outstanding (Note 7)
Basic	8,519	8,117
Diluted	8,671	8,142

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

	Preferred Stock	Common Stock	Common Stock Warrant	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2011	$36,463	$127	$878	$(72,628)	$140,845	$(342)	$134,988	$240,331
Comprehensive income:
Net income	—	—	—	—	—	—	2,660	2,660
Change in net unrealized gains and losseson available-for-sale securities, netof income taxes of $407	—	—	—	—	—	753	—	753

Total comprehensive income								3,413
Stock option expense	—	—	—	—	39	—	—	39
Capital stock issuance	—	—	—	25,156	(5,338)	—	—	19,818
Purchase of treasury stock, restricted share award	—	—	—	75	(75)	—	—	—
Purchase of treasury stock, Directors	—	—	—	7	(1)	—	—	6
Preferred Stock Dividends	—	—	—	—	—	—	(462)	(462)
Accretion on preferred shares	43	—	—	—	—	—	(43)	—

Balance at March 31, 2011	$36,506	$127	$878	$(47,390)	$135,470	$411	$137,143	$263,145

Balance at January 1, 2010	$36,293	$127	$878	$(72,631)	$140,677	$(158)	$128,900	$234,086
Comprehensive income:
Net income	—	—	—	—	—	—	1,506	1,506
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $256	—	—	—	—	—	474	—	474

Total comprehensive income								1,980
Stock option expense	—	—	—	—	52	—	—	52
Preferred stock dividends	—	—	—	—	—	—	(463)	(463)
Accretion on preferred shares	40	—	—	—	—	—	(40)	—

Balance at March 31, 2010	$36,333	$127	$878	$(72,631)	$140,729	$316	$129,903	$235,655

See Accompanying Notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$2,660	$1,506
Items not requiring (providing) cash
Provision for loan losses	2,833	6,889
Depreciation	866	881
Amortization of mortgage servicing rights, net of impairment recoveries	283	105
Amortization of core deposit and other intangible assets	344	438
Net amortization of premiums and discounts on loans and deposits	256	200
Amortization of premiums and discounts on securities	(60)	100
Change in deferred taxes	(48)	(492)
Proceeds from the sale of loans held for sale	53,483	56,329
Originations of loans held for sale	(55,626)	(57,606)
Gain from sale of loans	(830)	(1,201)
OTTI losses on investment securities	2	70
Gain from sale or call of securities	(49)	(6)
Loss on sale or write-down of real estate and other assets held for sale	581	557
Stock option expense	39	52
Income from bank owned life insurance	(237)	(212)
Gain on life insurance	—	(268)
Changes in:
Accrued interest receivable	(160)	(554)
Other assets	(19)	(793)
Other liabilities	2,628	4,118

Net cash provided by (used in) operating activities	6,946	10,113

Investing Activities
Proceeds from maturities of held-to-maturity securities	21	33
Proceeds from maturities, calls and pay-downs of available-for-sale securities	7,083	6,358
Proceeds from sale of real estate and other assets held for sale	1,638	1,739
Proceeds from the sale of available-for-sale securities	1,982	28
Proceeds from sale of non-mortgage loans	1,976	2,973
Purchases of available-for-sale securities	(22,057)	(14,810)
Proceeds from bank owned life insurance	—	729
Proceeds from sale of office properties and equipment	12	—
Purchases of portfolio mortgage loans	(10,696)	—
Purchases of premises and equipment, net	(226)	(114)
Net decrease in loans receivable	59,111	31,287

Net cash provided by investing activities	38,844	28,223

Financing Activities
Net increase in deposits and advance payments by borrowers	16,523	19,194
Repayment of Federal Home Loan Bank advances	(20,011)	(20,010)
Increase (decrease) in securities sold under repurchase agreements	4,489	(3,515)
Net cash received from common stock issuance	19,824	—
Cash dividends paid on preferred stock	(462)	(463)

Net cash provided by (used in) financing activities	20,363	(4,794)

Increase (decrease) in cash and cash equivalents	66,153	33,542
Cash and cash equivalents at beginning of period	169,164	121,116

Cash and cash equivalents at end of period	$235,317	$154,658

Supplemental cash flow information:
Interest paid	$5,047	$7,183

Income taxes paid	$—	$—

Transfers from loans to real estate and other assets held for sale	$1,778	$3,059

Transfers from loans held for sale to loans	$7,213	$—

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at March 31, 2011 and 2010)

1. Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance and Investments, Inc. (“First Insurance”). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Archbold, Bryan and Bowling Green, Ohio areas offering property and casualty, and group health and life insurance products.

The consolidated condensed statement of financial condition at December 31, 2010 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income applicable to common shares (net income less dividend requirements for preferred stock and accretion of preferred stock discount) by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, warrants and stock grants.

Newly Issued But Not Yet Effective Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss) (“OCI”). OCI includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in OCI are reported net of tax. Following is a summary of OCI for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$2,660	$1,506
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on securities AFS arising during the period	1,207	666
Reclassification adjustment for (gains) losses realized in income	(49)	(6)
Other-than-temporary impairment losses on securities AFS realized in income	2	70

Net unrealized gains (losses)	1,160	730

Income tax effect	(407)	(256)

Other comprehensive income (loss)	753	474

Comprehensive income	$3,413	$1,980

The following table summarizes the changes within each classification of accumulated other comprehensive income for the three months ended March 31, 2011 and 2010:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2010	$32	$(374)	$(342)
Other comprehensive income (loss), net	753	—	753

Balance at March 31, 2011	$785	$(374)	$411

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2009	$468	$(626)	$(158)
Other comprehensive income (loss), net	474	—	474

Balance at March 31, 2010	$942	$(626)	$316

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$14,928	$—	$14,928
Mortgage-backed – residential	—	47,375	—	47,375
REMICs	—	3,435	—	3,435
Collateralized mortgage obligations	—	51,694	—	51,694
Trust preferred stock	—	—	1,566	1,566
Preferred stock	137	—	—	137
Corporate bonds	—	3,860	—	3,860
Obligations of state and political subdivisions	—	56,515	—	56,515
Mortgage banking derivative – asset	—	256	—	256
Mortgage banking derivative – liability	—	(63)	—	(63)

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$11,985	$—	$11,985
Mortgage-backed – residential	—	40,576	—	40,576
REMICs	—	3,541	—	3,541
Collateralized mortgage obligations	—	51,057	—	51,057
Trust preferred stock	—	—	1,498	1,498
Preferred stock	48	—	—	48
Corporate bonds		3,797		3,797
Obligations of state and political subdivisions	—	52,750	—	52,750
Mortgage banking derivative – asset	—	265	—	265

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and March 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2011	$1,498
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	(2)
Included in other comprehensive income (presented gross of taxes)	66
Amortization	4
Sales	—
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2011	$1,566

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)

Beginning balance, January 1, 2010	$1,588
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	(70)
Included in other comprehensive income (presented gross of taxes)	82
Amortization	4
Sales	(25)

Ending balance, March 31, 2010	$1,579

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$—	$—	$1,296	$1,296
Commercial Loans			6,145	6,145
Multi Family Loans			1,081	1,081
CRE loans			18,827	18,827

Total Impaired loans			27,349	27,349
Mortgage servicing rights	—	9,556	—	9,556
Real estate held for sale
Residential Loans			5	5
CRE loans			810	810

Total Real Estate held for sale			815	815

December 31, 2010	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$		$		$2,541	$2,541
Commercial Loans					7,236	7,236
Multi Family Loans					962	962
CRE loans					16,835	16,835

Total Impaired loans					27,574	27,574
Mortgage servicing rights		—		9,477	—	9,477
Real estate held for sale		—		—	3,449	3,449

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $27,349,000, with a valuation allowance of $17,078,000 at March 31, 2011. A provision expense of $2,412,000 for the three months ended March 31, 2011 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $9,556,000 at March 31, 2011, resulting in a valuation allowance of $953,000. A recovery of $171,000 for the three months ended March 31, 2011 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $292,000 for the three months ended March 31, 2011 which was recorded directly as an adjustment to current earnings through non-interest expense.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $27.6 million, with a valuation allowance of $16.6 million at December 31, 2010. A provision expense of $18.0 million for year ended December 31, 2010 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $9,477,000 at December 31, 2010, resulting in a valuation allowance of $1,125,000. A recovery of $353,000 was included in the earnings for the year ended December 31, 2010.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $3,196,000 for the year ended December 31, 2010 was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2011 and December 31, 2010. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

As disclosed in more detail in Note 8, investment securities fair value has been based on current market quotations. If market prices are not available, fair value has been estimated based upon the quoted price of similar instruments or based on observable and unobservable data. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

The carrying value of subordinated debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2011.

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Values	Carrying Value	Estimated Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$235,317	$235,317	$169,164	$169,164
Investment securities	180,328	180,352	166,091	166,117
Federal Home Loan Bank Stock	21,012	N/A	21,012	N/A
Loans, net, including loans held for sale	1,443,832	1,444,307	1,496,550	1,498,990
Mortgage banking derivative asset	256	256	265	265
Accrued interest receivable	6,534	6,534	6,374	6,374

	1,887,279	$1,866,766	1,859,456	$1,840,910

Other assets	174,673		176,061

Total assets	$2,061,952		$2,035,517

Liabilities and stockholders’ equity:
Deposits	$1,592,046	$1,598,182	$1,575,419	$1,582,539
Advances from Federal Home Loan Bank	96,874	100,873	116,885	121,504
Securities sold under repurchase agreements	60,736	60,736	56,247	55,443
Subordinated debentures	36,083	35,544	36,083	32,258
Accrued interest payable	633	633	724	724
Mortgage banking derivative liability	63	63	—	—
Advance payments by borrowers for taxes and insurance	825	825	937	937

	1,787,260	$1,796,856	1,786,295	$1,793,405

Other liabilities	11,547		8,891

Total liabilities	1,798,807		1,795,186
Stockholders’ equity	263,145		240,331

Total liabilities and stockholders’ equity	$2,061,952		$2,035,517

5. Stock Compensation Plans

First Defiance has established incentive stock option plans for its directors and employees. On March 15, 2010, the Board adopted, and the shareholders approved at the 2010 Annual Shareholders Meeting, the First Defiance Financial Corp. 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaces all existing plans. All awards currently outstanding under the prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2010 Equity Plan. The 2010 Equity Plan allows for issuance of up to 350,000 option or restricted share awards.

As of March 31, 2011, 409,650 options (387,650 for employees and 22,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s five most-highly compensated employees, which vest 40% in 2011 and then 20% annually, subject to certain other limitations. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during the three months ended March 31, 2011 or 2010.

Following is activity under the plans during the three months ended March 31, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	415,000	$19.17
Forfeited or cancelled	(5,350)	20.99
Exercised	—	—
Granted	—	—

Options outstanding, March 31, 2011	409,650	$19.15	4.65	$338,080

Vested or expected to vest at March 31, 2011	409,650	$19.15	4.65	$338,080

Exercisable at March 31, 2011	283,370	$20.60	3.46	$79,398

As of March 31, 2011, there was $209,000 of total unrecognized compensation costs related to unvested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 2.3 years.

In March 2011, First Defiance granted restricted stock awards (“RSA’s) under the 2010 Equity Plan, which provides for the issuance of shares to directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

The fair value of the stock was determined using the closing price of First Defiance common stock on the date of the grant. The restricted stock shares fully vest on the second anniversary of the grant date.

Unvested Shares	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2011	—	$—
Granted	4,738	66,332
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2011	4,738	$66,332

As of March 31, 2011, there was $64,000 of total unrecognized compensation cost related to unvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.93 years.

6. Dividends on Common Stock

No common stock dividends were declared by First Defiance in the first quarter of 2011 or 2010.

As a result of its participation in the Capital Purchase Program (“CPP”), First Defiance is prohibited without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party. Further, First Defiance has agreed with its primary regulator to obtain approval of cash dividends prior to declaration.

7. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended March 31,
	2011	2010
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$2,155	$1,003
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	8,519	8,117
Effect of warrants	140	25
Effect of employee stock options	12	—

Denominator for diluted earnings per common share	8,671	8,142

Basic earnings per common share	$0.25	$0.12

Diluted earnings per common share	$0.25	$0.12

There were 355,538 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three months ended March 31, 2011. Shares under option of 439,650 were excluded from the diluted earnings per common share calculations as they were anti-dilutive for the three months ended March 31, 2010.

8. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2011
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$14,982	$59	$(113)	$14,928
Mortgage-backed securities – residential	46,444	1,195	(264)	47,375
REMICs	3,304	131	—	3,435
Collateralized mortgage obligations	50,513	1,339	(158)	51,694
Trust preferred securities and preferred stock	3,789	102	(2,188)	1,703
Corporate bonds	3,794	66	—	3,860
Obligations of state and political subdivisions	55,475	1,419	(379)	56,515

Totals	$178,301	$4,311	$(3,102)	$179,510

Held-to-Maturity Securities*:
FHLMC certificates	$91	$7	$—	$98
FNMA certificates	245	5	—	250
GNMA certificates	83	4	—	87
Obligations of state and political subdivisions	399	8	—	407

Totals	$818	$24	$—	$842

At December 31, 2010
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$11,980	$80	$(75)	$11,985
Mortgage-backed securities – residential	39,561	1,244	(229)	40,576
REMICs	3,378	163	—	3,541
Collateralized mortgage obligations	49,862	1,364	(169)	51,057
Trust preferred securities and preferred stock	3,787	13	(2,254)	1,546
Corporate bonds	3,782	15	—	3,797
Obligations of state and political subdivisions	52,853	779	(882)	52,750

Totals	$165,203	$3,658	$(3,609)	$165,252

Held-to-Maturity Securities*:
FHLMC certificates	$95	$7	$—	$102
FNMA certificates	259	6	—	265
GNMA certificates	86	3	—	89
Obligations of state and political subdivisions	399	10	—	409

Totals	$839	$26	$—	$865

*	FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at March 31, 2011 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$2,637	$2,665	$60	$62
Due after one year through five years	7,275	7,411	60	66
Due after five years through ten years	21,269	21,699	279	279
Due after ten years	46,859	45,231	—	—
MBS/CMO/REMIC	100,261	102,504	419	435

	$178,301	$179,510	$818	$842

Investment securities with a carrying amount of $126.9 million at March 31, 2011 were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances.

As of March 31, 2011, the Company’s investment portfolio consisted of 328 securities, 55 of which were in an unrealized loss position.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at March 31, 2011:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At March 31, 2011
Available-for-sale securities:
Obligations of U.S. govt. corps. And agencies	$8,880	$(113)	$—	$—	$8,880	$(113)
Mortgage-backed -residential	15,405	(264)	—	—	15,405	(264)
Collateralized mortgage obligations and REMICs	10,020	(158)	—	—	10,020	(158)
Trust preferred stock and preferred stock	—	—	1,566	(2,188)	1,566	(2,188)
Obligations of state and political subdivisions	10,137	(261)	1,151	(118)	11,288	(379)

Total temporarily impaired securities	$44,442	$(796)	$2,717	$(2,306)	$47,159	$(3,102)

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

Realized gains from the sales of investment securities totaled $49,000 ($32,000 after tax) in the first quarter of 2011 while there were realized gains of $6,000 ($4,000 after tax) in the first quarter of 2010.

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

In the first quarter of 2011, management determined OTTI on one collateralized debt obligation (“CDO”) resulting in a write-down of $2,200 ($1,400 after tax). In the first quarter of 2010, management determined OTTI on two CDOs resulting in a write-down of $70,000 ($46,000 after tax) on impaired investments.

The Company held nine CDOs at March 31, 2011. Four of those CDOs were written down in full prior to January 1, 2010. The remaining five CDOs have a total amortized cost of $3.8 million at March 31, 2011. Of these, three, with a total amortized cost of $1.8 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI.

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

The following table details the seven securities with other-than-temporary impairment, their lowest credit rating at March 31, 2011 and the related credit losses recognized in earnings for the three month period ended March 31, 2011 (In Thousands):

	Preferred Term VI	TPREF Funding II	Alesco VIII	Preferred Term Security XXVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX

	Rated Caa1	Rated Caa3	Rated Ca	Rated C	Rated Ca	Not Rated	Not Rated	Total
Cumulative OTTI related to credit loss at January 1, 2011	$80	$318	$1,000	$76	$857	$453	$465	$3,249

Addition – Qtr 1	—	—	—	2	—	—	—	2

Cumulative OTTI related to credit loss at March 31, 2011	$80	$318	$1,000	$78	$857	$453	$465	$3,251

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $808,000 for the above securities at March 31, 2011. There was $820,000 recognized in AOCI at December 31, 2010.

The following table provides additional information related to the five CDO investments for which a balance remains as of March 31, 2011 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2011	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub-ordination as a % of Current Performing Collateral

Preferred Term VI	Mezz	$185	$47	$(138)	$—	Caa1	5	71.57%	—%	—%

TPREF Funding II	B	677	311	(366)	—	Caa3	19	36.50%	25.36%	—

I-Preferred Term Sec I	B-1	1,000	529	(471)	—	CCC	15	16.80%	13.57%	25.30%

Dekania II CDO	C-1	990	515	(475)	—	CCC	36	3.65%	12.43%	29.61%

Preferred Term Sec XXVII	C-1	902	164	(738)	(2)	C	34	27.07%	23.50%	—

Total		$3,754	$1,566	$(2,188)	$(2)

The increase in OTTI in the first quarter of 2011 was the result of deterioration in the performance of the underlying collateral. Specifically, depreciation was driven by both realized credit events (i.e. defaults and deferrals) and weakening credit fundamentals in some of the performing collateral, which led to an increased probability of default going forward. Excluding the Preferred Term VI, the Company’s assumed average lifetime default rate declined from 35.4% at the end of the first quarter 2010 to a rate of 30.3% at the end of the first quarter 2011.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the period ended March 31, 2011 and March 31, 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Beginning balance, January 1	$474	$2,521
Additions for amounts related to credit loss for which an OTTI was not previously recognized	—	22
Reductions for amounts realized for securities sold during the period	—	(2,262)
Reductions for amounts related to securities for which the Company intends to sell or that it will be more likely than not that the Company will be required to sell prior to recovery of amortized cost basis	—	—
Reductions for increase in cash flows expected to be collected that are Recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which Other-than-temporary was previously recognized	2	48

Ending balance, March 31	$476	$329

The proceeds from the sales and calls of securities and the associated gains are listed below:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Proceeds	$1,982	$28
Gross realized gains	49	6
Gross realized losses	—	—

9. Loans

Loans receivable consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Real Estate:
Secured by 1-4 family residential	$218,599	$205,938
Secured by multi-family residential	112,228	120,534
Secured by non-residential real estate	634,671	646,478
Construction	24,437	30,340

	989,935	1,003,290
Other Loans:
Commercial	341,614	369,959
Home equity and improvement	128,810	133,593
Consumer Finance	20,862	22,848

	491,286	526,400

Total loans	1,481,221	1,529,690
Deduct:
Undisbursed loan funds	(9,160)	(9,267)
Net deferred loan origination fees and costs	(852)	(920)
Allowance for loan loss	(40,798)	(41,080)

Totals	$1,430,411	$1,478,423

Changes in the allowance for loan losses were as follows (in thousands):

	Three Months ended March 31,
	2011	2010
Balance at beginning of period	$41,080	$36,547
Provision for loan losses	2,833	6,889
Charge-offs:
Residential	547	326
Commercial real estate	2,274	3,191
Commercial	335	735
Home equity and improvement	201	399
Consumer finance	11	25

Total charge-offs	3,368	4,676
Recoveries	253	220

Net charge-offs	3,115	4,456

Ending allowance	$40,798	$38,980

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended March 31, 2011 by portfolio segment and impairment method ($ in thousands):

Quarter Ended March 31, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$1,741	$13	$230	$10,213	$4,362	$36	$—	$16,595
Charge-Offs	(145)	—	—	(1,777)	(206)	—	—	(2,128)
Recoveries	—	—	—	—	—	—	—	—
Provisions	180	(13)	20	2,261	163	—	—	2,611

Ending Specific Allocations	$1,776	$—	$250	$10,697	$4,319	$36	$—	$17,078

Allowance for loans collectively evaluated
Beginning General Allocations	$4,215	$60	$1,917	$9,995	$6,509	$1,492	$297	$24,485
Charge-Offs	(402)	—	—	(497)	(129)	(201)	(11)	(1,240)
Recoveries	5	—	—	211	8	—	29	253
Provisions	569	10	16	801	(1,189)	123	(108)	222

Ending General Allocations	$4,387	$70	$1,933	$10,510	$5,199	$1,414	$207	$23,720

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011:

(In Thousands)

	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity & Improvement	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,776	$—	$250	$10,292	$4,209	$36	$—	$16,563
Collectively evaluated for impairment	4,387	70	1,933	10,510	5,199	1,414	207	23,720
Acquired with deteriorated credit quality	—	—	—	405	110	—	—	515

Total ending allowance balance	$6,163	$70	$2,183	$21,207	$9,518	$1,450	$207	$40,798

Loans:
Loans individually evaluated for impairment	$6,830	$60	$1,333	$40,166$	$16,873	$317	$—	$65,579
Loans collectively evaluated for impairment	212,143	24,387	111,046	595,082	325,282	129,074	20,931	1,417,945
Loans acquired with deteriorated credit quality	81	—	—	1,376	681	—	—	2,138

Total ending loans balance	$219,054	$24,447	$112,379	$636,624	$342,836	$129,391	$20,931	$1,485,662

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

(In Thousands)

	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity & Improvement	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,741	$13	$230	$9,843	$4,252	$36	$—	$16,115
Collectively evaluated for impairment	4,215	60	1,917	9,995	6,509	1,492	297	24,485
Acquired with deteriorated credit quality	—	—	—	370	110	—	—	480

Total ending allowance balance	$5,956	$73	$2,147	$20,208	$10,871	$1,528	$297	$41,080

Loans:
Loans individually evaluated for impairment	$8,994	$64	$1,333	$41,290$	$17,189	$317	$—	$69,187
Loans collectively evaluated for impairment	197,296	30,275	119,444	605,882	353,386	133,881	22,942	1,463,106
Loans acquired with deteriorated credit quality	84	—	—	1,388	729	—	—	2,201

Total ending loans balance	$206,374	$30,339	$120,777	$648,560	$371,304	$134,198	$22,942	$1,534,494

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	March 31, 2011	December 31, 2010
	(in thousands)
Non-accrual loans	$40,948	$41,040
Loans over 90 days past due and still accruing	—	—
Troubled debt restructuring, still accruing	4,619	6,001

Total non-performing loans	45,567	$47,041
Real estate and other assets held for sale	9,150	9,591

Total non-performing assets	$54,717	$56,632

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Average of impaired loans during the period	$69,249	$61,976
Interest income recognized during the period	535	536
Cash-basis interest income recognized	491	452

The Company has no outstanding commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Balance	Interest Recognition	Cash Basis
With no allowance recorded:
Residential Owner Occupied	$941	$942	$—	$1,532	$14	$14
Residential Non Owner Occupied	2,345	2,351	—	3,207	32	36

Total Residential Real Estate	3,286	3,293	—	4,739	46	50
Construction	60	60	—	62	—	—
Multi-Family Residential Real Estate	—	—	—	—	—	—
CRE Owner Occupied	3,239	3,247	—	3,104	25	26
CRE Non Owner Occupied	7,028	7,045	—	8,530	68	61
Agriculture Land	1,482	1,485	—	1,818	7	8
Other CRE	936	934	—	942	1	1

Total Commercial Real Estate	12,685	12,711	—	14,394	101	96
Commercial Working Capital	2,189	2,193	—	2,399	23	27
Commercial Other	4,878	4,895	—	4,773	51	49

Total Commercial	7,067	7,088	—	7,172	74	76
Consumer	—	—	—	—	—	—
Home Equity and Home Improvement	34	34	—	34	1	1

Total loans with no allowance recorded	$23,132	$23,186	$—	$26,401	$222	$223

With an allowance recorded:
Residential Owner Occupied	$1,963	$1,964	$924	$1,658	$6	$6
Residential Non Owner Occupied	1,654	1,653	852	1,633	1	1

Total Residential Real Estate	3,617	3,617	1,776	3,291	7	7
Construction	—	—	—	—	—	—
Multi-Family Residential Real Estate	1,331	1,333	250	1,330	12	10
CRE Owner Occupied	7,908	7,948	2,822	7,851	90	68
CRE Non Owner Occupied	13,702	13,756	5,895	12,500	165	142
Agriculture Land	551	553	213	553	4	4
Other CRE	6,572	6,575	1,767	6,563	11	12

Total Commercial Real Estate	28,733	28,832	10,697	27,467	270	226
Commercial Working Capital	2,789	2,789	1,773	2,776	—	—
Commercial Other	7,675	7,677	2,546	7,704	21	22

Total Commercial	10,464	10,466	4,319	10,480	21	22
Consumer	—	—	—	—	—	—
Home Equity and Home Improvement	281	283	36	281	3	3

Total loans with an allowance recorded	$44,426	$44,531	$17,078	$42,848	$313	$268

Impaired loans have been recognized in conformity with FASB ASC Topic 310.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,679	$1,685	$—
Residential Non Owner Occupied	3,300	3,311	—

Total Residential Real Estate	4,979	4,996	—
Construction	—	—	—
Multi-Family Residential Real Estate	137	139	—
CRE Owner Occupied	4,530	4,534	—
CRE Non Owner Occupied	6,909	6,921	—
Agriculture Land	2,394	2,401	—
Other CRE	1,639	1,645	—

Total Commercial Real Estate	15,472	15,501	—
Commercial Working Capital	1,713	1,718	—
Commercial Other	4,435	4,454	—

Total Commercial	6,148	6,172	—
Consumer	—	—	—
Home Equity and Home Improvement	35	35	—

Total loans with no allowance recorded	$26,771	$26,843	$—

With an allowance recorded:
Residential Owner Occupied	$800	$803	$259
Residential Non Owner Occupied	3,185	3,195	1,482

Total Residential Real Estate	3,985	3,998	1,741
Construction	64	64	13
Multi-Family Residential Real Estate	1,193	1,194	230
CRE Owner Occupied	6,436	6,451	2,860
CRE Non Owner Occupied	13,743	13,789	5,554
Agriculture Land	315	316	163
Other CRE	6,554	6,558	1,636

Total Commercial Real Estate	27,048	27,114	10,213
Commercial Working Capital	3,658	3,660	1,763
Commercial Other	7,940	7,968	2,599

Total Commercial	11,598	11,628	4,362
Consumer	—	—	—
Home Equity and Home Improvement	281	282	36

Total loans with an allowance recorded	$44,169	$44,280	$16,595

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	Non Accrual	TDR	Total Past Due & TDR
Residential Owner Occupied	$121,829	$483	$1,197	$3,274	$1,033	$5,987
Residential Non Owner Occupied	87,472	119	89	2,085	1,473	3,766

Total residential real estate	209,301	602	1,286	5,359	2,506	9,753
Construction	24,387	—	—	60	—	60
Multi-Family	111,469	—	—	911	—	911
CRE Owner Occupied	197,151	795	801	6,516	815	8,927
CRE Non Owner Occupied	310,104	152	525	6,836	142	7,655
Agriculture Land	68,310	554	292	1,444	163	2,453
Other Commercial Real Estate	35,312	6	—	6,197	508	6,711

Total Commercial Real Estate	610,877	1,507	1,618	20,993	1,628	25,746
Commercial Working Capital	129,034	402	—	3,277	—	3,679
Commercial Other	199,446	592	14	9,884	186	10,676

Total Commercial	328,480	994	14	13,161	186	14,355
Consumer	20,712	194	8	18	—	220
Home Equity / Home Improvement	128,092	296	234	452	317	1,299

Total Loans	$1,433,318	$3,593	$3,160	$40,954	$4,637	$52,344

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	Non Accrual	TDR	Total Past Due & TDR
Residential Owner Occupied	$106,249	$298	$1,420	$1,933	$1,775	$5,426
Residential Non Owner Occupied	86,680	842	393	5,295	1,489	8,019

Total residential real estate	192,929	1,140	1,813	7,228	3,264	13,445
Construction	30,275	—	—	64	—	64
Multi-Family	119,606	257	228	686	—	1,171
CRE Owner Occupied	204,590	607	718	5,764	671	7,760
CRE Non Owner Occupied	308,278	247	518	7,519	142	8,426
Agriculture Land	73,650	108	176	1,971	166	2,421
Other Commercial Real Estate	36,378	—	85	5,793	1,179	7,057

Total Commercial Real Estate	622,896	962	1,497	21,047	2,158	25,664
Commercial Working Capital	148,116	—	10	3,287	—	3,297
Commercial Other	209,328	413	1595	8,264	291	10,563

Total Commercial	357,444	413	1,605	11,551	291	13,860
Consumer	22,642	233	53	14	—	300
Home Equity / Home Improvement	130,281	2,738	335	527	317	3,917

Total Loans	$1,476,073	$5,743	$5,531	$41,117	$6,030	$58,421

Specific reserves in the amount of $1.6 million and $2.3 million have been allocated to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010, respectively. First Defiance is not committed to lend additional funds to customers whose loans have been modified.

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

Not Graded. Loans classified as not graded are generally smaller balance residential real estate, home equity and consumer installment loans which are originated primarily by using an automated underwriting system. These loans are monitored based on their delinquency status and are evaluated individually only if they are seriously delinquent.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$6,460	$1,143	$5,495	$693	$114,024	$127,815
Residential Non Owner Occupied	71,135	3,116	10,095	106	6,787	91,239

Total residential real estate	77,595	4,259	15,590	799	120,811	219,054
Construction	17,675	363	60	—	6,349	24,447
Multi Family	108,574	475	1,491	662	1,177	112,379
CRE Owner Occupied	169,490	10,209	26,189	—	190	206,078
CRE Non Owner Occupied	271,767	12,071	33,737	—	185	317,760
Agriculture Land	65,379	2,734	2,651	—	—	70,764
Other CRE	23,805	4,413	12,604	—	1,200	42,022

Total Commercial Real Estate	530,441	29,427	75,181	—	1,575	636,624
Commercial Working Capital	110,282	9,998	12,433	—	—	132,713
Commercial Other	173,815	11,964	24,344	—	—	210,123

Total Commercial	284,097	21,962	36,777	—	—	342,836
Consumer	—	—	70	81	20,780	20,931
Home Equity/Improvement	—	—	917	227	128,247	129,391

Total	$1,018,382	$56,486	$130,086	$1,769	$278,939	$1,485,662

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$6,462	$1,055	$5,302	$794	$98,063	$111,676
Residential Non Owner Occupied	71,339	4,131	12,279	106	6,843	94,698

Total residential real estate	77,801	5,186	17,581	900	104,906	206,374
Construction	22,794	363	64	—	7,118	30,339
Multi Family	111,042	7,089	787	661	1,198	120,777
CRE Owner Occupied	174,468	12,308	25,081	295	198	212,350
CRE Non Owner Occupied	270,243	12,603	33,663	—	195	316,704
Agriculture Land	68,842	2,536	4,693	—	—	76,071
Other CRE	26,685	2,654	12,903	—	1,193	43,435

Total Commercial Real Estate	540,238	30,101	76,340	295	1,586	648,560
Commercial Working Capital	113,962	26,206	11,245	—	—	151,413
Commercial Other	181,506	14,138	24,247	—	—	219,891

Total Commercial	295,468	40,344	35,492	—	—	371,304
Consumer	—	—	60	56	22,826	22,942
Home Equity/Improvement	—	—	852	546	132,800	134,198

Total	$1,047,343	$83,083	$131,176	$2,458	$270,434	$1,534,494

10. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Gain from sale of mortgage loans	$726	$1,164
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	845	748
Amortization of mortgage servicing rights	(454)	(426)
Mortgage servicing rights valuation adjustments	171	321

	562	643

Net revenue from sale and servicing of mortgage loans	$1,288	$1,807

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.3 billion for March 31, 2011 and $1.2 billion for March 31, 2010.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
	(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,602	$10,436
Loans sold, servicing retained	362	430
Amortization	(454)	(426)

Carrying value before valuation allowance at end of period	10,510	10,440
Valuation allowance:
Balance at beginning of period	(1,125)	(1,478)
Impairment recovery	171	321

Balance at end of period	(954)	(1,157)

Net carrying value of MSRs at end of period	$9,556	$9,283

Fair value of MSRs at end of period	$9,556	$9,283

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

11. Deposits

A summary of deposit balances is as follows (in thousands):

	March 31, 2011	December 31, 2010
Non-interest-bearing checking accounts	$219,374	$216,699
Interest-bearing checking and money market accounts	581,622	555,434
Savings accounts	153,629	144,491
Retail certificates of deposit less than $100,000	453,997	465,774
Retail certificates of deposit greater than $100,000	150,859	151,258
Brokered or national certificates of deposit	32,565	41,763

	$1,592,046	$1,575,419

12. Borrowings

First Defiance’s debt, Federal Home Loan Bank (“FHLB”) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
FHLB Advances:
Overnight borrowings	$—	$—
Single maturity fixed rate advances	35,000	35,000
Putable advances	44,000	54,000
Strike-rate advances	17,000	27,000
Amortizable mortgage advances	874	885

Total	$96,874	$116,885

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $14.0 million of the putable advances with a weighted average rate of 2.69% are not yet callable by the FHLB. The call dates for these advances range from April 14, 2011 to June 13, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $30.0 million of putable advances with a weighted average rate of 4.76%. The maturity dates of these advances range from October 28, 2013 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at March 31, 2011 was 0.30%. The weighted average rate of the strike-rate advances is 3.61% and the maturity dates range from October 15, 2012 to February 25, 2013.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.68% and 1.67% on March 31, 2011 and December 31, 2010 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$25,235	$57,183	$26,382	$48,801
Unused lines of credit	31,948	189,247	34,735	193,092
Standby letters of credit	0	21,606	0	21,533

Total	$57,183	$268,036	$61,117	$263,426

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $16.9 million and $34.7 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at March 31, 2011 and December 31, 2010, respectively.

14. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2007. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

15. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $11.3 million and $24.9 million of interest rate lock commitments at March 31, 2011 and December 31, 2010, respectively. There were $16.9 million and $34.7 million of forward commitments for the future delivery of residential mortgage loans at March 31, 2011 and December 31, 2010, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	March 31, 2011			December 31, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$256	$63	$193	$265	$—	$265

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$(162)	$94

The above amounts are included in mortgage banking income with gain on sale of mortgage loans. During the first quarter of 2011, management determined that a group of loans, previously classified as held for sale, were no longer sellable and were transferred back into the portfolio. As a result, a $90,000 loss related to a fair value adjustment on those loans was recorded in the first quarter of 2011.

16. Common Stock Offering

During the first quarter of 2011, the Company completed its previously announced underwritten public common stock offering by issuing 1,600,800 shares of the Company’s common stock, including 208,800 shares issued pursuant to the exercise of the underwriter’s over-allotment option, at a price of $13.25 per share for gross proceeds of $21.2 million. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $19.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General - First Defiance is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal and First Insurance. First Federal is a federally chartered savings bank that provides financial services through 33 full service banking centers in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s offices in Defiance, Archbold, Bryan and Bowling Green, Ohio while investment and annuity products are sold through registered investment representatives located at certain First Federal banking center locations.

Business Strategy - First Defiance’s primary objective is to be a high performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Bank with the people you know and trust” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary segments of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization. In 2011, management intends to continue to focus on asset quality, core deposit growth, expense control as well as other opportunities to further service our customers.

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

Consumer Banking - First Federal offers customers a full range of deposit and investment products including demand, NOW, money market, certificates of deposit, CDARS and savings accounts. First Federal offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, installment loans and education loans. First Federal also offers online banking services, which include online bill pay along with debit cards.

Fee Income Development - Generation of fee income and the diversification of revenue sources are accomplished through the mortgage banking operation, insurance subsidiary and the wealth management department as First Defiance seeks to reduce reliance on retail transaction fee income.

Deposit Growth - First Federal’s focus has been to grow core deposits with an emphasis on total relationship banking with both our retail and commercial customers. First Federal has initiated a pricing strategy that considers the whole relationship of the customer. First Federal will continue to focus on increasing its market share in the communities it serves by providing quality products with extraordinary customer service, business development strategies and branch expansion. First Federal will look to grow its footprint in areas believed to further complement its overall market share and complement its strategy of being a high performing community bank.

Asset Quality - Maintaining a strong credit culture is of the utmost importance to First Federal. First Federal has maintained a strong credit approval and review process that has allowed the Company to maintain a credit quality standard that balances the return with the risks of industry concentrations and loan types. First Federal is primarily a collateral lender with an emphasis on cash flow performance, while obtaining additional support from personal guarantees and secondary sources of repayment. First Federal has focused its attention on loan types and markets that it knows well and in which it has historically been successful in. First Federal strives to have loan relationships that are well diversified in both size and industry, and monitor the overall trends in the portfolio to maintain its industry and loan type concentration targets. First Federal maintains a problem loan remediation process that focuses on detection and resolution. First Federal maintains a strong process of internal control that subjects the loan portfolio to periodic internal reviews as well as independent third party loan review.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $818,000 at March 31, 2011. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $179.5 million at March 31, 2011. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($14.9 million), certain municipal obligations ($56.5 million), CMOs and REMICs ($55.1 million), corporate bonds ($3.9 million), mortgage backed securities ($47.4 million) and trust preferred and preferred stock ($1.7 million).

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

All loans over 90 days past due and or on non-accrual as well as all troubled debt restructured loans are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90 day delinquency occurs. For Troubled Debt Restructured loans, the loans are put into non-performing status in the month in which the restructure occurs.

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

Common Stock Offering

During the first quarter of 2011, the Company completed its previously announced underwritten public common stock offering by issuing 1,600,800 shares of the Company’s common stock, including 208,800 shares issued pursuant to the exercise of the underwriter’s over-allotment option, at a price of $13.25 per share for gross proceeds of $21.2 million. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $19.8 million.

Participation in the U.S. Treasury Capital Purchase Program

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

The Senior Preferred Shares qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Senior Preferred Shares may be redeemed by the Company after three years. The Senior Preferred Shares are not subject to any contractual restrictions on transfer, except that the U.S. Treasury or any its transferees may not affect any transfer that, as a result of such transfer, would require the Company to become subject to the periodic reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Changes in Financial Condition

At March 31, 2011, First Defiance’s total assets, deposits and stockholders’ equity amounted to $2.06 billion, $1.59 billion and $263.1 million, respectively, compared to $2.04 billion, $1.58 billion and $240.3 million, respectively, at December 31, 2010.

Net loans receivable (excluding loans held for sale) declined $48.0 million to $1.43 billion from $1.48 billion at December 31, 2010. The variances in loans receivable between March 31, 2011 and December 31, 2010 include decreases in commercial real estate loans (down $20.1 million), commercial loans (down $28.3 million), home equity and improvement loans (down $4.8 million), construction loans (down $6.0 million), consumer loans (down $2.0 million) while one to four family residential real estate increased $12.7 million. Included in net loans receivable are $10.7 million of one to four family residential real estate loans purchased in the first quarter of 2011. Also included in net loans receivable are $7.2 million of mortgage loans transferred from loans held for sale in the first quarter of 2011. These loans were identified by management as having rates too low to sell into the secondary market.

The investment securities portfolio increased $14.2 million to $180.3 million at March 31, 2011 from $166.1 million at December 31, 2010. The increase is the result of $22.1 million of securities being purchased during the first three months of 2011, offset by $515,000 of securities maturing or being called in the period, principal pay downs of $6.6 million in CMOs and mortgage-backed securities, and $1.9 million of securities being sold. There was an unrealized gain in the investment portfolio of $1.2 million at March 31, 2011 compared to an unrealized gain of $49,000 at December 31, 2010.

Deposits increased from $1.58 billion at December 31, 2010 to $1.59 billion as of March 31, 2011. Of the $16.6 million increase, interest-bearing demand deposits and money market accounts increased $26.2 million to $581.6 million, savings accounts increased $9.1 million to $153.6 million and non-interest-bearing demand deposits increased $2.7 million to $219.4 million. These increases were partially offset by a decline in retail time deposits of $12.2 million to $604.9 million and broker/national certificates of deposit decreasing by $9.2 million to $32.6 million.

FHLB advances decreased $20.0 million to $96.9 million at March 31, 2011 from $116.9 million at December 31, 2010. The decrease is the result of paying off a $10.0 million putable advance and a $10.0 million strike-rate advance, both at maturity, in the first quarter of 2011.

Stockholders’ equity increased from $240.3 million at December 31, 2010 to $263.1 million at March 31, 2011. First Defiance completed an underwritten public common stock offering in the first quarter of 2011 by issuing 1,600,800 shares of the Company’s common stock, including 208,800 shares issued pursuant to the exercise of the underwriter’s over-allotment option. As a result of the common stock offering, total equity increased a net $19.8 million. The other increases were recording net income of $2.7 million and a $753,000 unrealized gain on available-for-sale securities partially offset by $462,000 of accrued dividends on preferred stock.

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,457,736	$20,257	5.64%	$1,560,405	$22,436	5.83%
Securities	171,089	1,908	4.54	141,646	1,711	4.96
Interest-earning deposits	179,079	101	0.23	108,440	61	0.23
FHLB stock and other	21,012	235	4.54	21,376	219	4.15

Total interest-earning assets	1,828,916	22,501	4.99	1,831,867	24,427	5.41
Non-interest-earning assets	215,471			216,639

Total assets	$2,044,387			$2,048,506

Interest-bearing liabilities:
Deposits	$1,370,007	$3,594	1.06%	$1,391,945	$5,398	1.57%
FHLB advances	107,750	906	3.41	141,759	1,218	3.48
Notes payable	54,079	130	0.97	44,280	105	0.96
Subordinated debentures	36,231	326	3.65	36,229	323	3.62

Total interest-bearing liabilities	1,568,067	4,956	1.28	1,614,213	7,044	1.77
Non-interest bearing deposits	220,610	—		184,195	—

Total including non-interest bearing demand deposits	1,788,677	4,956	1.12	1,798,408	7,044	1.59
Other non-interest-bearing liabilities	14,185			14,606

Total liabilities	1,802,862			1,813,014
Stockholders' equity	241,525			235,492

Total liabilities and stock-holders’ equity	$2,044,387			$2,048,506

Net interest income; interest rate spread		$17,298	3.71%		$17,383	3.64%

Net interest margin (3)			3.89%			3.85%

Average interest-earning assets to average interest-bearing liabilities			117%			113%

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2011 was $2.7 million compared to net income of $1.5 million for the comparable period in 2010. Net income applicable to common shares was $2.2 million for the first quarter of 2011 compared to $1.0 million for the comparable period in 2010. On a per share basis, basic and diluted earnings per common share for the three months ended March 31, 2011 were both $0.25, compared to basic and diluted earnings per common share of $0.12 for the quarter ended March 31, 2010.

Net Interest Income.

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

As demand for new lending opportunities remained soft in 2010 and the first quarter of 2011, the Company invested some of its liquidity in investment securities.

Net interest income was $17.2 million for the quarter ended March 31, 2011 compared to $17.1 million for the same period in 2010. The tax-equivalent net interest margin was 3.89% for the quarter ended March 31, 2011 compared to 3.85% for the same period in 2010. The increase in margin between the 2010 and 2011 first quarters is mainly due to a widening of the interest rate spread, which increased to 3.71% in the first quarter of 2011 from 3.64% for the same period in 2010. The increase in spread occurred due to interest-earning asset yields decreasing by 42 basis points (to 4.99% in the first quarter of 2011 from 5.41% for the same period in 2010) which was offset by the cost of interest-bearing liabilities between the two periods decreasing 49 basis points (to 1.28% in the first quarter of 2011 from 1.77% in the same period in 2010).

Total interest income decreased by $2.0 million or 8.2% to $22.2 million for the quarter ended March 31, 2011 from $24.1 million for the same period in 2010. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 19 basis points to 5.64% at March 31, 2011. Interest income from loans decreased to $20.2 million for the quarter ended March 31, 2011 compared to $22.4 million for the same period in 2010 which represents a decline of 9.7%.

Interest expense decreased by $2.0 million in the first quarter of 2011 compared to the same period in 2010, to $5.0 million from $7.0 million. This decrease was due to a 49 basis point decline in the average cost of interest-bearing liabilities in the first quarter of 2011. Interest expense related to interest-bearing deposits was $3.6 million in the first quarter of 2011 compared to $5.4 million for the same period in 2010. Expenses on FHLB advances and other borrowings were $906,000 and $130,000 respectively in the first quarter of 2011 compared to $1.2 million and $105,000 respectively for the same period in 2010. Interest expense recognized by the Company related to subordinated debentures was $326,000 in the first quarter of 2011 compared to $323,000 for the same period in 2010.

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

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the company sets aside reserves based on the analysis of individual credits. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate. See Note 9 - Loans for the allocation of the specific and general components of the allowance by signification loan types.

In establishing specific reserves, First Federal analyzes all loans on its classified and special mention lists at least quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantor in determining the amount of impairment of individual loans and the specific reserve to be recorded.

For the purpose of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling eight quarters ending March 31, 2011.

The stratification of the loan portfolio resulted in a quantitative general allowance of $13.8 million at March 31, 2011 compared to $14.0 million at December 31, 2010.

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

The qualitative analysis at March 31, 2011 indicated a general reserve of $9.9 million compared with $10.5 million at December 31, 2010. Management believes that the overall economy and operating environment has stabilized in our markets but still stress that high unemployment and declining real estate values in the Midwest remain a concern. Ten out of 14 counties that represent the footprint of the Company have seen improvements in their unemployment rates from December 31, 2010, with four being below the national average of 9.2% at March 31, 2011. February was the latest census information available for Michigan.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the first quarter of 2011 was $2.8 million, compared to $6.9 million for the same period in 2010. The allowance for loan losses was $40.8 million and $41.1 million and represented 2.77% and 2.70% of loans, net of undisbursed loan funds and deferred fees and costs, as of March 31, 2011 and December 31, 2010, respectively. The provision of $2.8 million was offset by charge offs of $2.1 million against specific reserves and $1.2 million against general reserves and recoveries of $253,000 resulting in a slight decrease to the overall allowance for loan loss at March 31, 2011. In management’s opinion, the overall allowance for loan losses of $40.8 million as of March 31, 2011 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the first quarter of 2011, First Defiance recorded OREO write-downs that totaled $292,000 compared to write-downs of $421,000 for the same period in 2010. These write-downs are primarily due to decreasing the liquidation values in order to spur interest in our market areas to sell these properties. These amounts are included in other non-interest expense. Management believes that the values recorded at March 31, 2011 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $131.9 million at March 31, 2011, compared to $133.1 million at December 31, 2010. At March 31, 2011, a total of $46.8 million of loans are classified as substandard for which a specific reserve is required. A total of $83.3 million in additional credits were classified as substandard at March 31, 2011 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also has classified $1.8 million of loans doubtful at March 31, 2011. By contrast, at December 31, 2010, a total of $47.5 million of loans were classified as substandard for which a specific reserve is required. A total of $83.2 million in additional credits were classified as substandard at December 31, 2010 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also had classified $2.4 million of loans doubtful at December 31, 2010.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 89.5% at March 31, 2011 compared with 87.3% at December 31, 2010. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at March 31, 2011 are appropriate.

At March 31, 2011, First Defiance had total non-performing assets of $54.7 million, compared to $56.6 million at December 31, 2010. Non-performing assets include loans that are 90 days past due, troubled debt restructured loans and real estate owned and other assets held for sale. Non-performing assets at March 31, 2011 and December 31, 2010 by category were as follows:

Table 1 – Nonperforming Asset

	March 31, 2011	December 31, 2010
	(In thousands)
Non-performing loans:
Single-family residential	$5,366	$7,161
Construction	60	64
Non-residential and multi-family residential real estate	21,909	21,737
Commercial	13,156	11,547
Consumer finance	18	14
Home equity and improvement	439	517
Troubled debt restructured loans, accruing	4,619	6,001

Total non-performing loans	45,567	47,041
Real estate owned and repossessed assets	9,150	9,591

Total non-performing assets	$54,717	$56,632

Allowance for loan losses as a percentage of total loans*	2.77%	2.70%
Allowance for loan losses as a percentage of non-performing assets	74.56%	72.54%
Allowance for loan losses as a percentage of non-performing loans	89.53%	87.33%
Total non-performing assets as a percentage of total assets	2.65%	2.78%
Total non-performing loans as a percentage of total loans*	3.10%	3.10%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2010 and March 31, 2011 is primarily in single-family residential and troubled debt restructured loans. The combined balance of these types of non-performing loans was $3.2 million lower at March 31, 2011 compared to December 31, 2010.

Non-performing loans in the single-family residential, non-residential and multi-family and commercial loan categories represent 2.45%, 2.93% and 3.85% of the total loans in those categories respectively at March 31, 2011 compared to 3.48%, 2.83% and 3.12% respectively for the same categories at December 31, 2010. With the level of non-performing loans decreasing, quarter over quarter, management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the first quarter of 2011 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the three months ended and as of March 31, 2011, commercial real estate, which represented 50.42% of total loans, accounted for 66.20% of net charge-offs and 53.51% of nonaccrual loans, and commercial loans, which represented 23.06% of total loans, accounted for 10.50% of net charge-offs and 32.13% of nonaccrual loans. For the three months ended and as of March 31, 2010, Commercial real estate, which represented 49.98% of total loans, accounted for 71.59% of net charge-offs and 54.34% of nonaccrual loans, and commercial loans, which represented 22.12% of total loans, accounted for 14.51% of net charge-offs and 22.34% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended March 31, 2011		As of March 31, 2011
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$542	17.40%	$5,366	13.10%

Construction	—	0.00%	60	0.15%
Commercial real estate	2,062	66.20%	21,909	53.51%
Commercial	327	10.50%	13,156	32.13%
Consumer	(17)	(0.55%)	18	0.04%
Home equity and improvement	201	6.45%	439	1.07%

Total	$3,115	100.00%	$40,948	100.00%

	For the Three Months Ended March 31, 2010		As of March 31, 2010
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$268	6.02%	$6,572	19.58%

Construction	—	0.00%	175	0.52%
Commercial real estate	3,190	71.59%	18,241	54.34%
Commercial	647	14.51%	7,498	22.34%
Consumer	(7)	(0.16%)	59	0.18%
Home equity and improvement	358	8.04%	1,022	3.04%

Total	$4,456	100.00%	$33,567	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	1st 2011	4th 2010	3rd 2010	2nd 2010	1st 2010
	(Dollars in Thousands)
Allowance at beginning of period	$41,080	$41,343	$38,852	$38,980	$36,547
Provision for credit losses	2,833	5,652	5,196	5,440	6,889
Charge-offs:
Residential	547	467	1,164	1,135	326
Commercial real estate	2,273	4,806	688	1,243	3,191
Commercial	335	388	842	3,153	735
Consumer finance	12	55	28	16	25
Home equity and improvement	201	363	148	156	399

Total charge-offs	3,368	6,079	2,870	5,703	4,676
Recoveries	253	164	165	135	220

Net charge-offs	3,115	5,915	2,705	5,568	4,456

Ending allowance	$40,798	$41,080	$41,343	$38,852	$38,980

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
Residential	$6,163	14.76%	$5,956	13.46%	$6,161	13.69%	$6,585	13.72%	$6,093	13.92%
Construction	70	1.65%	73	1.98%	189	2.03%	214	2.73%	717	2.91%
Commercial real estate	23,390	50.42%	22,355	50.14%	22,294	49.82%	19,939	49.86%	19,354	49.98%
Commercial	9,518	23.06%	10,871	24.19%	10,679	23.89%	10,381	22.97%	10,672	22.12%
Consumer	207	1.41%	297	1.49%	527	1.74%	494	1.83%	402	1.99%
Home equity and improvement	1,450	8.70%	1,528	8.74%	1,493	8.83%	1,239	8.89%	1,742	9.08%

	$40,798	100.00%	$41,080	100.00%	$41,343	100.00%	$38,852	100.00%	$38,980	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010
Allowance for loan losses / loans*	2.77%	2.70%	2.67%	2.47%	2.47%
Allowance for loan losses to net charge-offs	1,309.73%	694.51%	1,528.39%	697.77%	874.78%
Allowance for loan losses / non-performing assets	74.56%	72.54%	72.17%	72.68%	73.05%
Allowance for loan losses / non-performing loans	89.53%	87.33%	89.56%	95.41%	96.03%
Non-performing assets / loans plus REO*	3.70%	3.70%	3.67%	3.37%	3.36%
Non-performing assets / total assets	2.65%	2.78%	2.81%	2.62%	2.59%
Net charge-offs / average loans (annualized)	0.85%	1.58%	0.70%	1.44%	1.14%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income decreased $821,000 in the first quarter of 2011 to $5.9 million from $6.8 million for the same period in 2010.

Service Fees. Service fees and other charges decreased by $541,000 or 17.1% in the 2011 first quarter compared to the same period in 2010. The decrease can be attributed to regulation changes which resulted in lower NSF fee income.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending March 31, 2011 and 2010 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $1.2 million and $1.8 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $126,000 at March 31, 2011, $83,000 at December 31, 2010 and $63,000 at March 31, 2010.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $519,000 to $1.3 million for the first quarter of 2011 compared to $1.8 million for the same period of 2010. This decrease was primarily due to lower loan origination volume for the quarter, the result of lower refinancing activity due to higher interest rates on conforming saleable mortgage-based products in the first quarter of 2011 compared to the same period in 2010. Gains realized from the sale of mortgage loans declined in the first quarter of 2011 to $726,000 from $1.2 million in the first quarter of 2010. Mortgage loan servicing revenue increased $97,000 in the first quarter of 2011 compared to the first quarter of 2010. The increase in servicing revenue was partially offset by expense increases of $28,000 for the amortization of mortgage servicing rights in the first quarter of 2011. The Company recorded a positive valuation adjustment of $171,000 on mortgage servicing rights in the first quarter of 2011 compared to a positive valuation adjustment of $321,000 in the first quarter of 2010. This was driven by a steady increase in market mortgage rates during the first quarters of 2011 and 2010. This increase in rates decreased the assumed prepayment speed of the mortgage servicing rights.

Insurance and Investment Sales Commissions. Income from the sale of insurance and investment products increased $546,000 in the first quarter of 2011 to $1.7 million from $1.1 million in the same period of 2010. First Defiance’s insurance subsidiary, First Insurance, typically recognizes contingent revenues during the first quarter. These revenues are bonuses paid by insurance carriers when the Company achieves certain loss rations or growth targets. In the first quarter of 2011, First Insurance earned $329,000 of contingent income compared to $91,000 for the first quarter of 2010. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency. This acquired group medical benefits business line added approximately $208,000 in revenue in the first quarter of 2011.

Loss on Sale or Write-Down of Securities. Non-interest income also includes investment securities gains or losses. In the first quarter of 2011, First Defiance recognized other-than-temporary impairment (“OTTI”) charges of $2,200 for one impaired investment security, where in management’s opinion, the value of the investment will not be fully recovered. The OTTI charge related to one Trust Preferred Collateralized Debt Obligation (“CDO”) investments with a remaining book value of $902,000. In the first quarter of 2010, First Defiance recognized OTTI charges of $70,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be fully recovered. The OTTI charge related to two CDO investments with a remaining book value of $1.1 million.

Other non-interest income. Other non-interest income decreased $268,000 in the first quarter of 2011 from $117,000 in the same period in 2010. This decrease was the result of a higher level of real estate owned sales that resulted in losses of $311,000 in the first quarter of 2011 compared to losses of $142,000 in the same period of 2010.

Non-Interest Expense.

Non-interest expense increased to $16.6 million for the first quarter of 2011 compared to $14.8 million for the same period in 2010.

Compensation and Benefits. Compensation and benefits increased to $7.8 million for the quarter ended March 31, 2011 from $6.5 million for the same period in 2010. The increase is mainly attributable to the Company freezing pay in 2010 coupled with no bonuses being paid in the first quarter of 2010 due to the Company not meeting certain performance targets. The Company accrued for bonuses in the first quarter of 2011 as a result of the Company meeting certain performance targets as well as granted annual increases in the first quarter of 2011. The accrued bonuses are expected to be paid early in the second quarter of 2011.

Other Non-Interest Expenses. Other non-interest expenses increased by $775,000 to $4.1 million for the quarter ended March 31, 2011 from $3.3 million for the same period in 2010. Increases between the 2011 and 2010 first quarters include secondary market buy-back losses of $228,000 as a result of underwriting issues identified after the loan has been sold, increase in charge-offs of checking, ATM and debit card accounts of $133,000 and an increase in audit and examinations of $168,000. These costs were partially offset by a decrease in credit, collection and OREO expenses of $236,000 and a decrease in management consulting of $123,000.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the first quarter of 2011 was 70.92% compared to 61.26% for the first quarter of 2010.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 27.87% for the quarter ended March 31, 2011 compared to 29.30% for the same period in 2010. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $6.9 million of cash provided by operating activities during the first three months of 2011. The Company’s cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At March 31, 2011, First Defiance had $82.4 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $242.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $16.9 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to mange this risk, our Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO reviews liquidity on a monthly basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Company’s Chief Financial Officer and Controller.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of March 31, 2011 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the three months ended March 31, 2011 and the year-ended December 31, 2010.

March 31, 2011 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+ 400 bp	268,913	(15,212)	(5.35%)
+ 300 bp	272,680	(11,445)	(4.03%)
+ 200 bp	277,881	(6,244)	(2.20%)
+ 100 bp	282,351	(1,774)	(0.62%)
0 bp	284,125	—	—

December 31, 2010 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	264,330	(13,549)	(4.88%)
+ 300 bp	269,417	(8,462)	(3.05%)
+ 200 bp	272,867	(5,012)	(1.80%)
+ 100 bp	276,234	(1645)	(0.590%)
0 bp	277,879	—	—

Capital Resources

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal’s compliance with each of the capital requirements at March 31, 2011 (in thousands).

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized
Regulatory capital	$216,780	$216,780	$236,988	$236,988
Minimum required regulatory capital	79,980	99,765	128,596	160,745

Excess regulatory capital	$136,800	$110,059	$108,392	$76,243

Regulatory capital as a percentage of assets (1)	10.84%	10.84%	14.74%	14.74%
Minimum capital required as a percentage of assets	4.00%	5.00%	8.00%	10.00%

Excess regulatory capital as a percentage of assets	6.84%	5.84%	6.74%	4.74%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.0 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.6 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the 2010 Annual Report on Form 10-K, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using March 31, 2011 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

First Defiance did not have any common stock repurchases during the first quarter of 2011, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the Capital Purchase Program prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury until the earlier of December 5, 2011 or the date the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1 Articles of Incorporation (1)

Exhibit 3.2 Code of Regulations (1)

Exhibit 3.3 Bylaws (1)

Exhibit 3.4 Amendment to Articles of Incorporation (2)

Exhibit 10.1 Form of Restricted Stock Award Agreement (with TARP Limitations) (3)

Exhibit 10.2 Underwriting Agreement dated March 23, 2011 (4)

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(3)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed March 4, 2011 (Film No. 11664601)
(4)	Incorporated herein by reference to exhibit 1in Form 8-K filed March 29, 2011 (Film No. 11719267)

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

First Defiance Financial Corp. (Registrant)

Date: May 3, 2011	By:	/s/ William J. Small
William J. Small
Chairman, President and Chief Executive Officer

Date: May 3, 2011	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)