Form 10-Q
period 2011-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2011-08-08
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,724,471 shares outstanding at August 5, 2011.

FIRST DEFIANCE FINANCIAL CORP.

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$28,817	$24,977
Interest-bearing deposits	185,000	144,187

	213,817	169,164
Securities:
Available-for-sale, carried at fair value	211,702	165,252
Held-to-maturity, carried at amortized cost (fair value $791 and $865 at June 30, 2011 and December 31, 2010, respectively)	770	839

	212,472	166,091
Loans held for sale	12,697	18,127
Loans receivable, net of allowance of $40,530 at June 30, 2011 and $41,080 at December 31, 2010, respectively	1,408,480	1,478,423
Accrued interest receivable	6,208	6,374
Federal Home Loan Bank stock	20,655	21,012
Bank owned life insurance	35,453	34,979
Premises and equipment	40,445	41,743
Real estate and other assets held for sale	7,388	9,591
Goodwill	57,556	57,556
Core deposit and other intangibles	5,464	6,128
Mortgage servicing rights	9,839	9,477
Deferred taxes	4,507	5,805
Other assets	10,709	11,047

Total assets	$2,045,690	$2,035,517

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2011	December 31, 2010
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,573,500	$1,575,419
Advances from the Federal Home Loan Bank	96,863	116,885
Securities sold under repurchase agreements	50,847	56,247
Subordinated debentures	36,083	36,083
Advance payments by borrowers	1,074	937
Other liabilities	18,184	9,615

Total liabilities	1,776,551	1,795,186

Stockholders’ equity:

Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,231, net of discount	36,549	36,463
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 9,724,471 and 8,117,770 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	135,547	140,845
Accumulated other comprehensive income (loss), net of tax of $1,096 and $(184), respectively	2,031	(342)
Retained earnings	141,386	134,988
Treasury stock, at cost, 3,015,025 and 4,621,726 shares respectively	(47,379)	(72,628)

Total stockholders’ equity	269,139	240,331

Total liabilities and stockholders’ equity	$2,045,690	$2,035,517

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income
Loans	$19,841	$22,477	$40,065	$44,874
Investment securities:
Taxable	1,162	1,078	2,191	2,068
Non-taxable	606	491	1,175	953
Interest-bearing deposits	140	69	241	130
FHLB stock dividends	224	234	459	453

Total interest income	21,973	24,349	44,131	48,478
Interest Expense
Deposits	3,263	5,126	6,857	10,524
FHLB advances and other	768	1,220	1,674	2,438
Subordinated debentures	286	327	612	650
Notes payable	140	115	270	220

Total interest expense	4,457	6,788	9,413	13,832

Net interest income	17,516	17,561	34,718	34,646
Provision for loan losses	2,405	5,440	5,238	12,329

Net interest income after provision for loan losses	15,111	12,121	29,480	22,317
Non-interest Income
Service fees and other charges	2,747	3,397	5,364	6,555
Insurance commission income	1,449	1,309	3,104	2,417
Mortgage banking income	1,906	985	3,194	2,792
Gain on sale of non-mortgage loans	195	50	299	87
Gain on sale or call of securities	—	—	49	6
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	—	(71)	(13)	(145)
Losses recognized in other comprehensive income	—	—	11	4

Net impairment loss recognized in earnings	—	(71)	(2)	(141)
Trust income	174	132	322	254
Income from Bank Owned Life Insurance	237	212	474	423
Gain on life insurance	—	—	—	268
Other non-interest income	130	(223)	(21)	(103)

Total non-interest income	6,838	5,791	12,783	12,558
Non-interest Expense
Compensation and benefits	7,451	6,589	15,285	13,047
Occupancy	1,792	1,701	3,644	3,529
FDIC insurance premium	677	929	1,590	1,975
State franchise tax	542	516	1,084	1,079
Data processing	979	1,174	2,040	2,370
Acquisition related charges	135	37	135	37
Amortization of intangibles	320	345	664	783
Other non-interest expense	3,190	3,754	7,271	7,057

Total non-interest expense	15,086	15,045	31,713	29,877

Income before income taxes	6,863	2,867	10,550	4,998
Federal income taxes	2,113	808	3,140	1,432

Net Income	$4,750	$2,059	$7,410	$3,566

Dividends accrued on preferred shares	$(463)	$(462)	$(925)	$(925)
Accretion on preferred shares	$(44)	$(42)	$(86)	$(82)

Net income applicable to common shares	$4,243	$1,555	$6,399	$2,559

Earnings per common share (Note 7)
Basic	$0.44	$0.19	$0.71	$0.32
Diluted	$0.43	$0.19	$0.70	$0.31
Dividends declared per share (Note 6)	$—	$—	$—	$—
Average common shares outstanding (Note 7)
Basic	9,724	8,118	9,006	8,118
Diluted	9,902	8,193	9,171	8,169

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

	Preferred Stock	Common Stock	Common Stock Warrant	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2011	$36,463	$127	$878	$(72,628)	$140,845	$(342)	$134,988	$240,331
Comprehensive income:
Net income	—	—	—	—	—	—	7,410	7,410
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $1,280	—	—	—	—	—	2,373	—	2,373

Total comprehensive income								9,783
Stock options exercised	—	—	—	4	—	—	(1)	3
Stock option expense	—	—	—	—	76	—	—	76
Capital stock issuance - 1,600,800	—	—	—	25,156	(5,297)	—	—	19,859
Purchase of treasury stock, restricted share award - 4,738	—	—	—	75	(75)	—	—	—
Purchase of treasury stock, Directors - 913	—	—	—	14	(2)	—	—	12
Preferred Stock Dividends	—	—	—	—	—	—	(925)	(925)
Accretion on preferred shares	86	—	—	—	—	—	(86)	—

Balance at June 30, 2011	$36,549	$127	$878	$(47,379)	$135,547	$2,031	$141,386	$269,139

Balance at January 1, 2010	$36,293	$127	$878	$(72,631)	$140,677	$(158)	$128,900	$234,086
Comprehensive income:
Net income	—	—	—	—	—	—	3,566	3,566
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $871	—	—	—	—	—	1,618	—	1,618

Total comprehensive income								5,184
Stock option expense	—	—	—	—	90	—	—	90
Stock options exercised				3			—	3
Preferred stock dividends	—	—	—	—	—	—	(925)	(925)
Accretion on preferred shares	82	—	—	—	—	—	(82)	—

Balance at June 30, 2010	$36,375	$127	$878	$(72,628)	$140,767	$1,460	$131,459	$238,438

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$7,410	$3,566
Items not requiring (providing) cash
Provision for loan losses	5,238	12,329
Depreciation	1,720	1,722
Amortization of mortgage servicing rights, net of impairment recoveries	309	1,086
Amortization of core deposit and other intangible assets	664	783
Net amortization of premiums and discounts on loans and deposits	502	545
Amortization of premiums and discounts on securities	(111)	229
Change in deferred taxes	18	(1,077)
Proceeds from the sale of loans held for sale	99,997	111,243
Originations of loans held for sale	(100,625)	(115,369)
Gain from sale of loans	(2,125)	(2,463)
OTTI losses on investment securities	2	141
Gain from sale or call of securities	(49)	(6)
Loss on sale or write-down of real estate and other assets held for sale	803	1,037
Stock option expense	76	90
Income from bank owned life insurance	(474)	(423)
Loss on sale of premises and equipment	—	1
Gain on life insurance	—	(268)
Changes in:
Accrued interest receivable	166	(122)
Other assets	567	(1,982)
Other liabilities	5,844	283

Net cash provided by (used in) operating activities	19,932	11,345

Investing Activities
Proceeds from maturities of held-to-maturity securities	69	84
Proceeds from maturities, calls and pay-downs of available-for-sale securities	19,636	17,473
Proceeds from sale of real estate and other assets held for sale	5,030	7,405
Proceeds from the sale of available-for-sale securities	1,982	28
Proceeds from sale of non-mortgage loans	4,425	6,204
Purchases of available-for-sale securities	(61,532)	(37,049)
Proceeds from bank owned life insurance	—	728
Proceeds from sale of office properties and equipment	12	—
Proceeds from Federal Home Loan Bank stock redemption	357	—
Purchases of portfolio mortgage loans	(10,696)	—
Purchases of premises and equipment, net	(663)	(505)
Net cash paid for group benefits line of business	—	(1,500)
Net decrease in loans receivable	74,341	21,321

Net cash provided by investing activities	32,961	14,190

Financing Activities
Net (decrease) increase in deposits and advance payments by borrowers	(1,767)	60
Repayment of Federal Home Loan Bank advances	(20,022)	(20,021)
Decrease in securities sold under repurchase agreements	(5,400)	(3,696)
Net cash received from common stock issuance	19,859	—
Proceeds from exercise of stock options	3	3

Proceeds from treasury stock purchase	12	—
Cash dividends paid on preferred stock	(925)	(925)

Net cash provided by (used in) financing activities	(8,240)	(24,579)

Increase (decrease) in cash and cash equivalents	44,653	956
Cash and cash equivalents at beginning of period	169,164	121,116

Cash and cash equivalents at end of period	$213,817	$122,072

Supplemental cash flow information:
Interest paid	$9,572	$13,942

Income taxes paid	$700	$2,650

Transfers from loans to real estate and other assets held for sale	$3,630	$9,172

Transfers from loans held for sale to loans	$7,213	$—

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

The accompanying consolidated condensed financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The amendments of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments of this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss) (“OCI”). OCI includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in OCI are reported net of tax. Following is a summary of OCI for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income	$4,750	$2,059	$7,410	$3,566
Change in securities available-for-sale (AFS):
Unrealized holding gains on securities AFS arising during the period	2,494	1,689	3,700	2,354
Reclassification adjustment for (gains) losses realized in income	—	—	(49)	(6)
Other-than-temporary impairment losses on securities AFS realized in income	—	71	2	141

Net unrealized gains	2,494	1,760	3,653	2,489

Income tax effect	(874)	(615)	(1,280)	(871)

Other comprehensive income	1,620	1,145	2,373	1,618

Comprehensive income	$6,370	$3,204	$9,783	$5,184

The following table summarizes the changes within each classification of accumulated other comprehensive income for the six months ended June 30, 2011 and 2010:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2010	$32	$(374)	$(342)
Other comprehensive income, net	2,373	—	2,373

Balance at June 30, 2011	$2,405	$(374)	$2,031

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2009	$468	$(626)	$(158)
Other comprehensive income, net	1,618	—	1,618

Balance at June 30, 2010	$2,086	$(626)	$1,460

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service which uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate bonds, U.S. treasury bonds and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. Based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks. The Company used an independent third party which is described further in Note 8.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$14,554	$—	$14,554
U.S. treasury bonds	—	2,008	—	2,008
Mortgage-backed – residential	—	59,721	—	59,721
REMICs	—	3,359	—	3,359
Collateralized mortgage obligations	—	61,587	—	61,587
Trust preferred stock	—	—	1,538	1,538
Preferred stock	203	—	—	203
Corporate bonds	—	3,826	—	3,826
Obligations of state and political subdivisions	—	64,906	—	64,906
Mortgage banking derivative – asset	—	429	—	429
Mortgage banking derivative – liability	—	(26)	—	(26)

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$11,985	$—	$11,985
Mortgage-backed – residential	—	40,576	—	40,576
REMICs	—	3,541	—	3,541
Collateralized mortgage obligations	—	51,057	—	51,057
Trust preferred stock	—	—	1,498	1,498
Preferred stock	48	—	—	48
Corporate bonds		3,797		3,797
Obligations of state and political subdivisions	—	52,750	—	52,750
Mortgage banking derivative – asset	—	265	—	265

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2011	$1,498
Total gains or losses (realized/unrealized)
Included in earnings	(2)
Included in other comprehensive income (presented gross of taxes)	38
Amortization	4
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2011	$1,538

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, April 1, 2011	$1,566
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income (presented gross of taxes)	(28)
Amortization	—
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2011	$1,538

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2010	$1,589
Total gains or losses (realized/unrealized)
Included in earnings	(141)
Included in other comprehensive income (presented gross of taxes)	87
Amortization	6
Sales	(25)
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2010	$1,516

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, April 1, 2010	$1,579
Total gains or losses (realized/unrealized)
Included in earnings	(71)
Included in other comprehensive income (presented gross of taxes)	5
Amortization	3
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2010	$1,516

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$—	$—	$1,713	$1,713
Commercial Loans			5,381	5,381
Multi Family Loans			79	79
CRE loans			19,739	19,739

Total Impaired loans			26,912	26,912
Mortgage servicing rights	—	9,839	—	9,839
Real estate held for sale
Residential Loans			1,094	1,094
CRE loans			373	373

Total Real Estate held for sale			1,467	1,467

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$	$	$2,541	$2,541
Commercial Loans			7,236	7,236
Multi Family Loans			962	962
CRE loans			16,835	16,835

Total Impaired loans			27,574	27,574
Mortgage servicing rights	—	9,477	—	9,477
Real estate held for sale	—	—	3,449	3,449

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $26,912,000, with a valuation allowance of $18,426,000 at June 30, 2011. A provision expense of $3,067,000 for the three months and $5,479,000 for the six months ended June 30, 2011 were included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $9,839,000 at June 30, 2011, resulting in a valuation allowance of $638,000. A recovery of $316,000 for the three months and $487,000 for the six months ended June 30, 2011 were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $259,000 for the three months and $551,000 for the six months ended June 30, 2011, which was recorded directly as an adjustment to current earnings through non-interest expense.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $27,574,000, with a valuation allowance of $16,595,000 at

December 31, 2010. A provision expense of $17,972,000 for the year ended December 31, 2010 was included in earnings.

Mortgage servicing rights are carried at the lower of cost or fair value had a fair value of $9,477,000 at December 31, 2010, resulting in a valuation allowance of $1,125,000. A recovery of $353,000 was included in the earnings for the year ended December 31, 2010.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $3,196,000 for the year ended December 31, 2010 and was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the table below is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2011 and December 31, 2010. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

Much of the information used to arrive at “fair value” is highly subjective and judgmental in nature and therefore the results may not be precise. Subjective factors include, among other things, estimated cash flows, risk characteristics and interest rates, all of which are subject to change. With the exception of investment securities, the Company’s financial instruments are not readily marketable and market prices do not exist. Since negotiated prices for the instruments, that are not readily marketable depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of these instruments could be significantly different.

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

The carrying value of subordinated debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2011.

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Values	Carrying Value	Estimated Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$213,817	$213,817	$169,164	$169,164
Investment securities	212,472	212,493	166,091	166,117
Federal Home Loan Bank Stock	20,655	N/A	21,012	N/A
Loans, net, including loans held for sale	1,421,177	1,436,663	1,496,550	1,498,990
Mortgage banking derivative asset	429	429	265	265
Accrued interest receivable	6,208	6,208	6,374	6,374

	1,874,758	$1,869,610	1,859,456	$1,840,910

Other assets	170,932		176,061

Total assets	$2,045,690		$2,035,517

Liabilities and stockholders’ equity:
Deposits	$1,573,500	$1,579,610	$1,575,419	$1,582,539
Advances from Federal Home Loan Bank	96,863	101,176	116,885	121,504
Securities sold under repurchase agreements	50,847	50,847	56,247	55,443
Subordinated debentures	36,083	40,311	36,083	32,258
Accrued interest payable	565	565	724	724
Mortgage banking derivative liability	26	26	—	—
Advance payments by borrowers for taxes and insurance	1,074	1,074	937	937

	1,758,958	$1,773,609	1,786,295	$1,793,405

Other liabilities	17,593		8,891

Total liabilities	1,776,551		1,795,186
Stockholders’ equity	269,139		240,331

Total liabilities and stockholders’ equity	$2,045,690		$2,035,517

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

As of June 30, 2011, 406,150 options (384,150 for employees and 22,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officer’s, which vest 40% in 2011 and then 20% annually, subject to certain other limitations required by the Emergency Economic Stabilization Act of 2008. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during the six months ended June 30, 2011 or 2010.

Following is activity under the plans during the six months ended June 30, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	415,000	$19.17
Forfeited or cancelled	(8,600)	20.41
Exercised	(250)	9.22
Granted	—	—

Options outstanding, June 30, 2011	406,150	$19.15	4.31	$381,835

Vested or expected to vest at June 30, 2011	406,150	$19.15	4.31	$381,835

Exercisable at June 30, 2011	320,790	$20.33	3.52	$176,618

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Six Months Ended June 30,
	2011	2010
Cash received from option exercises	$3,000	$3,000
Tax benefit realized from option exercises	—	—
Intrinsic value of options exercised	1,000	1,000

As of June 30, 2011, there was $173,000 of total unrecognized compensation costs related to unvested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 2.2 years.

In March 2011, First Defiance granted restricted stock awards (“RSA”) under the 2010 Equity Plan, which provides for the issuance of shares to directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the closing price of First Defiance common stock on the date of the grant. The restricted stock shares fully vest on the second anniversary of the grant date.

Unvested Shares	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2011	—	$—
Granted	4,738	14.00
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2011	4,738	$14.00

As of June 30, 2011, there was $56,000 of total unrecognized compensation cost related to unvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.68 years.

As of June 30, 2011, 340,262 options/restricted shares remain available for future grants.

6. Dividends on Common Stock

No common stock dividends were declared by First Defiance in the first or second quarters of 2011 or 2010.

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

7. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$4,243	$1,555	$6,399	$2,559
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	9,724	8,118	9,006	8,118
Effect of warrants	161	71	151	49
Effect of employee stock options	17	4	14	2

Denominator for diluted earnings per common share share	9,902	8,193	9,171	8,169

Basic earnings per common share	$0.44	$0.19	$0.71	$0.32

Diluted earnings per common share	$0.43	$0.19	$0.70	$0.31

There were 262,850 and 343,550 shares under option granted to employees and directors excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2011. There were 421,230 and 423,551 shares under option granted to employees and directors excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2010.

8. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2011
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$14,565	$63	$(74)	$14,554
U.S. treasury bonds	2,001	7	—	2,008
Mortgage-backed securities – residential	58,153	1,646	(78)	59,721
REMICs	3,254	105	—	3,359
Collateralized mortgage obligations	59,894	1,727	(34)	61,587
Trust preferred securities and preferred stock	3,789	169	(2,217)	1,741
Corporate bonds	3,806	25	(5)	3,826
Obligations of state and political subdivisions	62,537	2,504	(135)	64,906

Totals	$207,999	$6,246	$(2,543)	$211,702

Held-to-Maturity Securities*:
FHLMC certificates	$88	$6	$—	$94
FNMA certificates	235	5	—	240
GNMA certificates	79	3	—	82
Obligations of state and political subdivisions	368	7	—	375

Totals	$770	$21	$—	$791

At December 31, 2010
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$11,980	$80	$(75)	$11,985
Mortgage-backed securities – residential	39,561	1,244	(229)	40,576
REMICs	3,378	163	—	3,541
Collateralized mortgage obligations	49,862	1,364	(169)	51,057
Trust preferred securities and preferred stock	3,787	13	(2,254)	1,546
Corporate bonds	3,782	15	—	3,797
Obligations of state and political subdivisions	52,853	779	(882)	52,750

Totals	$165,203	$3,658	$(3,609)	$165,252

Held-to-Maturity Securities*:
FHLMC certificates	$95	$7	$—	$102
FNMA certificates	259	6	—	265
GNMA certificates	86	3	—	89
Obligations of state and political subdivisions	399	10	—	409

Totals	$839	$26	$—	$865

*	FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at June 30, 2011 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,133	$2,155	$60	$61
Due after one year through five years	11,530	11,602	60	65
Due after five years through ten years	23,172	23,950	248	249
Due after ten years	49,863	49,328	—	—
MBS/CMO/REMIC	121,301	124,667	402	416

	$207,999	$211,702	$770	$791

Investment securities with a carrying amount of $129.3 million at June 30, 2011 were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances.

As of June 30, 2011, the Company’s investment portfolio consisted of 358 securities, 35 of which were in an unrealized loss position.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at June 30, 2011:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At June 30, 2011
Available-for-sale securities:
Obligations of U.S. govt. corps. and agencies	$5,927	$(74)	$—	$—	$5,927	$(74)
Mortgage-backed -residential	5,609	(78)	—	—	5,609	(78)
Collateralized mortgage obligations and REMICs	6,087	(34)	—	—	6,087	(34)
Trust preferred stock and preferred stock	—	—	1,538	(2,217)	1,538	(2,217)
Corporate bonds	943	(5)	—	—	943	(5)
Obligations of state and political subdivisions	5,202	(64)	1,859	(71)	7,061	(135)

Total temporarily impaired securities	$23,768	$(255)	$3,397	$(2,288)	$27,165	$(2,543)

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

There were no realized gains from the sales of investment securities in the second quarter of 2011 and first quarter of 2010. Realized gains from the sales of investment securities totaled $49,000 ($32,000 after tax) for the first six months of 2011 compared to realized gains of $6,000 ($4,000 after tax) for the first six months of 2010.

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

In the second quarter of 2011, management determined there was no OTTI compared to OTTI of $71,000 for the same period in 2010. For the first six months of 2011, the Company recorded OTTI write-downs of $2,200 compared to $141,000 for the same period in 2010.

The Company held nine CDOs at June 30, 2011. Four of those CDOs were written down in full prior to January 1, 2010. The remaining five CDOs have a total amortized cost of $3.8 million at June 30, 2011. Of these, three, with a total amortized cost of $1.8 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI.

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

Trust Preferred CDOs Discount Rate Methodology

First Defiance uses market-based yield indicators as a baseline for determining appropriate discount rates, and then adjusts the resulting discount rates on the basis of its credit and structural analysis of specific CDO instruments. The primary focus is on the returns a fixed income investor would require in order to allocate capital on a risk adjusted basis. There is currently no active market for trust preferred CDOs. However, First Defiance looks principally to market yields for stand-alone trust preferred securities issued by banks, thrifts and insurance companies for which there is an active and liquid market. The next step is to make a series of adjustments to reflect the differences that nevertheless exist between these products (both credit and structural) and, most importantly, to reflect idiosyncratic credit performance differences (both actual and projected) between these products and the underlying collateral in the specific CDOs. Importantly, as part of the analysis described above, First Defiance considers the fact that structured instruments frequently exhibit leverage not present in stand-alone instruments, and make adjustments as necessary to reflect this additional risk.

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

The following table details the seven securities with other-than-temporary impairment, their lowest credit rating at June 30, 2011 and the related credit losses recognized in earnings for the three month period ended March 31, 2011 and June 30, 2011 (In Thousands):

	Preferred Term VI	TPREF Funding II	Alesco VIII	Preferred Term Security XXVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX

	Rated Ca	Rated Caa3	Rated Ca	Rated C	Rated Ca	Not Rated	Not Rated	Total
Cumulative OTTI related to credit loss at January 1, 2011	$80	$318	$1,000	$76	$857	$453	$465	$3,249

Addition – Qtr 1	—	—	—	2	—	—	—	2

Cumulative OTTI related to credit loss at March 31, 2011	$80	$318	$1,000	$78	$857	$453	$465	$3,251

Addition – Qtr 2	—	—	—	—	—	—	—	—

Cumulative OTTI related to credit loss at June 30, 2011	$80	$318	$1,000	$78	$857	$453	$465	$3,251

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $822,000 for the above securities at June 30, 2011. There was $820,000 recognized in AOCI at December 31, 2010.

The following table provides additional information related to the five CDO investments for which a balance remains as of June 30, 2011 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2011	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub-ordination as a % of Current Performing Collateral

Preferred Term VI	Mezz	$185	$49	$(136)	$—	Ca	5	64.62%	—%	—%

TPREF Funding II	B	677	293	(384)	—	Caa3	17	38.81%	27.17	—

I-Preferred Term Sec I	B-1	1,000	532	(468)	—	CCC	15	16.80%	13.18%	26.41%

Dekania II CDO	C-1	990	505	(485)	—	CCC	34	3.73%	11.79%	31.27%

Preferred Term Sec XXVII	C-1	903	159	(744)	(2)	C	33	28.14%	23.73%	—

Total		$3,755	$1,538	$(2,217)	$(2)

There was no OTTI recorded in the second quarter of 2011. The increase in OTTI in the first quarter of 2011 was the result of deterioration in the performance of the underlying collateral. Specifically, depreciation was driven by both realized credit events (i.e. defaults and deferrals) and weakening credit fundamentals in some of the performing collateral, which led to an increased probability of default going forward. Excluding the Preferred Term VI, the Company’s assumed average lifetime default rate increased slightly to 30.2% at the end of the second quarter 2011 from a rate of 29.9% at the end of the second quarter 2010 but declined slightly from 30.3% at the end of the first quarter 2011.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance	$476	$330	$474	$2,521
Additions for amounts related to credit loss for which an OTTI was not previously recognized	—	54	—	76
Reductions for amounts realized for securities sold during the period	—	—	—	(2,261)
Reductions for amounts related to securities for which the Company intends to sell or that it will be more than likely than not that the Company will be required to sell prior to recovery of amortized cost basis	—	—	—	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—	17	2	65

Ending balance	$476	$401	$476	$401

The proceeds from the sales and calls of securities and the associated gains are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Proceeds	$—	$—	$1,982	$28
Gross realized gains	—	—	49	3
Gross realized losses	—	—	—	—

9. Loans

Loans receivable consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Real Estate:
Secured by 1-4 family residential	$213,034	$205,938
Secured by multi-family residential	109,794	120,534
Secured by non-residential real estate	625,418	646,478
Construction	23,893	30,340

	972,139	1,003,290
Other Loans:
Commercial	336,598	369,959
Home equity and improvement	127,962	133,593
Consumer Finance	20,384	22,848

	484,944	526,400

Total loans	1,457,083	1,529,690
Deduct:
Undisbursed loan funds	(7,257)	(9,267)
Net deferred loan origination fees and costs	(816)	(920)
Allowance for loan loss	(40,530)	(41,080)

Totals	$1,408,480	$1,478,423

Changes in the allowance for loan losses were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$40,798	$38,980	$41,080	$36,547
Provision for loan losses	2,405	5,440	5,238	12,329
Charge-offs:
Residential	893	1,135	1,440	1,461
Commercial real estate	1,517	1,243	3,791	4,434
Commercial	107	3,153	442	3,888
Home equity and improvement	310	156	511	555
Consumer finance	20	16	31	41

Total charge-offs	2,847	5,703	6,215	10,379
Recoveries	174	135	427	355

Net charge-offs	2,673	5,568	5,788	10,024

Ending allowance	$40,530	$38,852	$40,530	$38,852

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended June 30, 2011 by portfolio segment and impairment method ($ in thousands):

Quarter Ended June 30, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$1,776	$—	$250	$10,697	$4,319	$36	$—	$17,078
Charge-Offs	(716)	—	(364)	(624)	—	—	—	(1,704)
Recoveries	—	—	—	—	—	—	—	—
Provisions	550	—	260	2,121	121	—	—	3,052

Ending Specific Allocations	$1,610	$—	$146	$12,194	$4,440	$36	$—	$18,426

Allowance for loans collectively evaluated
Beginning General Allocations	$4,387	$70	$1,933	$10,510	$5,199	$1,414	$207	$23,720
Charge-Offs	(177)	—	—	(529)	(107)	(310)	(20)	(1,143)
Recoveries	13	—	—	101	24	21	15	174
Provisions	97	(23)	(126)	168	(1,266)	478	25	(647)

Ending General Allocations	$4,320	$47	$1,807	$10,250	$3,850	$1,603	$227	$22,104

The following table discloses allowance for loan loss activity for year-to-date June 30, 2011 by portfolio segment and impairment method ($ in thousands):

Year-to-Date June 30, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$1,741	$13	$230	$10,213	$4,362	$36	$—	$16,595
Charge-Offs	(861)	—	(364)	(2,401)	(206)	—	—	(3,832)
Recoveries	—	—	—	—	—	—	—	—
Provisions	730	(13)	280	4,382	284	—	—	5,663

Ending Specific Allocations	$1,610	$—	$146	$12,194	$4,440	$36	$—	$18,426

Allowance for loans collectively evaluated
Beginning General Allocations	$4,215	$60	$1,917	$9,995	$6,509	$1,492	$297	$24,485
Charge-Offs	(579)	—	—	(1,026)	(236)	(511)	(31)	(2,383)
Recoveries	18	—	—	312	32	21	44	427
Provisions	666	(13)	(110)	969	(2,455)	601	(83)	(425)

Ending General Allocations	$4,320	$47	$1,807	$10,250	$3,850	$1,603	$227	$22,104

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

(In Thousands)

	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity & Improvement	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,610	$—	$146	$11,789	$4,330	$36	$—	$17,911
Collectively evaluated for impairment	4,320	47	1,807	10,250	3,850	1,603	227	22,104
Acquired with deteriorated credit quality	—	—	—	405	110	—	—	515

Total ending allowance balance	$5,930	$47	$1,953	$22,444	$8,290	$1,639	$227	$40,530

Loans:
Loans individually evaluated for impairment	$6,317	$—	$225	$39,576$	14,012	$302	$—	$60,432
Loans collectively evaluated for impairment	207,114	23,906	109,717	586,567	323,174	128,226	20,429	1,399,133
Loans acquired with deteriorated credit quality	77	—	—	1,353	677	—	—	2,107

Total ending loans balance	$213,508	$23,906	$109,942	$627,496	$337,863	$128,528	$20,429	$1,461,672

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

(In Thousands)

	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity & Improvement	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,741	$13	$230	$9,843	$4,252	$36	$—	$16,115
Collectively evaluated for impairment	4,215	60	1,917	9,995	6,509	1,492	297	24,485
Acquired with deteriorated credit quality	—	—	—	370	110	—	—	480

Total ending allowance balance	$5,956	$73	$2,147	$20,208	$10,871	$1,528	$297	$41,080

Loans:
Loans individually evaluated for impairment	$8,994	$64	$1,333	$41,290$	17,189	$317	$—	$ 69,187
Loans collectively evaluated for impairment	197,296	30,275	119,444	605,882	353,386	133,881	22,942	1,463,106
Loans acquired with deteriorated credit quality	84	—	—	1,388	729	—	—	2,201

Total ending loans balance	$206,374	$30,339	$120,777	$648,560	$371,304	$134,198	$22,942	$1,534,494

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	June 30, 2011	December 31, 2010
	(in thousands)
Non-accrual loans	$34,528	$41,040
Loans over 90 days past due and still accruing	—	—
Troubled debt restructuring, still accruing	6,242	6,001

Total non-performing loans	40,770	$47,041
Real estate and other assets held for sale	7,388	9,591

Total non-performing assets	$48,158	$56,632

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Average of impaired loans during the period	$64,957	$62,886	$66,951	$61,416
Interest income recognized during the period	560	514	1,095	1,050
Cash-basis interest income recognized	528	433	1,019	885

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,550	$20	$18	$2,842	$40	$38
Residential Non Owner Occupied	4,093	38	36	4,639	71	74

Total Residential Real Estate	6,643	58	54	7,481	111	112
Construction	30	—	—	41	—	—
Multi-Family	778	11	8	962	23	19
CRE Owner Occupied	10,029	86	90	10,273	201	184
CRE Non Owner Occupied	21,050	262	245	21,142	496	448
Agriculture Land	1,907	11	12	2,174	22	23
Other CRE	8,114	36	24	7,910	49	37

Total Commercial Real Estate	41,100	395	371	41,499	768	692
Commercial Working Capital	4,595	24	23	4,854	47	50
Commercial Other	11,504	68	69	11,804	140	140

Total Commercial	16,099	92	92	16,658	187	190
Consumer	—	—	—	—	—	—
Home Equity and Home Improvement	307	4	3	310	7	7

Total Impaired Loans	$64,957	$560	$528	$66,951	$1,096	$1,020

The Company has no outstanding commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,091	$1,093	$—
Residential Non Owner Occupied	2,214	2,220	—

Total Residential Real Estate	3,305	3,313	—
Construction	—	—	—
Multi-Family Residential Real Estate	—	—	—
CRE Owner Occupied	2,496	2,504	—
CRE Non Owner Occupied	3,919	3,945	—
Agriculture Land	1,472	1,474	—
Other CRE	960	960	—

Total Commercial Real Estate	8,847	8,883	—
Commercial Working Capital	2,179	2,184	—
Commercial Other	2,669	2,682	—

Total Commercial	4,848	4,866	—
Consumer	—	—	—
Home Equity and Home Improvement	18	19	—

Total loans with no allowance recorded	$17,018	$17,081	$—

With an allowance recorded:
Residential Owner Occupied	$1,298	$1,300	$663
Residential Non Owner Occupied	1,780	1,781	947

Total Residential Real Estate	3,078	3,081	1,610
Construction	—	—	—
Multi-Family Residential Real Estate	225	225	146
CRE Owner Occupied	6,415	6,423	2,124
CRE Non Owner Occupied	17,690	17,774	7,562
Agriculture Land	308	309	163
Other CRE	7,520	7,540	2,345

Total Commercial Real Estate	31,933	32,046	12,194
Commercial Working Capital	2,033	2,034	1,749
Commercial Other	7,788	7,790	2,691

Total Commercial	9,821	9,824	4,440
Consumer	—	—	—
Home Equity and Home Improvement	281	282	36

Total loans with an allowance recorded	$45,338	$45,458	$18,426

Impaired loans have been recognized in conformity with FASB ASC Topic 310.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,679	$1,685	$—
Residential Non Owner Occupied	3,300	3,311	—

Total Residential Real Estate	4,979	4,996	—
Construction	—	—	—
Multi-Family Residential Real Estate	137	139	—
CRE Owner Occupied	4,530	4,534	—
CRE Non Owner Occupied	6,909	6,921	—
Agriculture Land	2,394	2,401	—
Other CRE	1,639	1,645	—

Total Commercial Real Estate	15,472	15,501	—
Commercial Working Capital	1,713	1,718	—
Commercial Other	4,435	4,454	—

Total Commercial	6,148	6,172	—
Consumer	—	—	—
Home Equity and Home Improvement	35	35	—

Total loans with no allowance recorded	$26,771	$26,843	$—

With an allowance recorded:
Residential Owner Occupied	$800	$803	$259
Residential Non Owner Occupied	3,185	3,195	1,482

Total Residential Real Estate	3,985	3,998	1,741
Construction	64	64	13
Multi-Family Residential Real Estate	1,193	1,194	230
CRE Owner Occupied	6,436	6,451	2,860
CRE Non Owner Occupied	13,743	13,789	5,554
Agriculture Land	315	316	163
Other CRE	6,554	6,558	1,636

Total Commercial Real Estate	27,048	27,114	10,213
Commercial Working Capital	3,658	3,660	1,763
Commercial Other	7,940	7,968	2,599

Total Commercial	11,598	11,628	4,362
Consumer	—	—	—
Home Equity and Home Improvement	281	282	36

Total loans with an allowance recorded	$44,169	$44,280	$16,595

.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	Non Accrual	TDR	Total Past Due & TDR
Residential Owner Occupied	$118,418	$1,439	$675	$2,884	$1,029	$6,027
Residential Non Owner Occupied	84,348	1,444	29	1,770	1,472	4,715

Total residential real estate	202,766	2,883	704	4,654	2,501	10,742
Construction	23,846	—	—	60	—	60
Multi-Family	109,692	—	—	250	—	250
CRE Owner Occupied	191,946	516	483	7,459	803	9,261
CRE Non Owner Occupied	304,107	579	4,253	4,755	1,804	11,391
Agriculture Land	70,542	243	—	922	160	1,325
Other Commercial Real Estate	30,732	1,676	272	5,736	508	8,192

Total Commercial Real Estate	597,327	3,014	5,008	18,872	3,275	30,169
Commercial Working Capital	134,525	—	121	2,276	—	2,397
Commercial Other	192,655	69	3	8,035	180	8,287

Total Commercial	327,180	69	124	10,311	180	10,684
Consumer	20,247	150	14	18	—	182
Home Equity / Home Improvement	125,462	1,978	415	371	301	3,065

Total Loans	$1,406,520	$8,094	$6,265	$34,536	$6,257	$55,152

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	Non Accrual	TDR	Total Past Due & TDR
Residential Owner Occupied	$106,249	$298	$1,420	$1,933	$1,775	$5,426
Residential Non Owner Occupied	86,680	842	393	5,295	1,489	8,019

Total residential real estate	192,929	1,140	1,813	7,228	3,264	13,445
Construction	30,275	—	—	64	—	64
Multi-Family	119,606	257	228	686	—	1,171
CRE Owner Occupied	204,590	607	718	5,764	671	7,760
CRE Non Owner Occupied	308,278	247	518	7,519	142	8,426
Agriculture Land	73,650	108	176	1,971	166	2,421
Other Commercial Real Estate	36,378	—	85	5,793	1,179	7,057

Total Commercial Real Estate	622,896	962	1,497	21,047	2,158	25,664
Commercial Working Capital	148,116	—	10	3,287	—	3,297
Commercial Other	209,328	413	1,595	8,264	291	10,563

Total Commercial	357,444	413	1,605	11,551	291	13,860
Consumer	22,642	233	53	14	—	300
Home Equity / Home Improvement	130,281	2,738	335	527	317	3,917

Total Loans	$1,476,073	$5,743	$5,531	$41,117	$6,030	$58,421

Specific reserves in the amount of $2.8 million and $2.3 million have been allocated to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively. First Defiance is not committed to lend additional funds to customers whose loans have been modified.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$7,068	$960	$5,404	$—	$111,013	$124,445
Residential Non Owner Occupied	67,847	3,336	11,260	—	6,620	89,063

Total residential real estate	74,915	4,296	16,664	—	117,633	213,508
Construction	17,253	114	340	—	6,199	23,906
Multi Family	105,689	1,581	1,430	86	1,156	109,942
CRE Owner Occupied	170,767	6,020	24,236	—	184	201,207
CRE Non Owner Occupied	268,421	8,582	38,324	—	171	315,498
Agriculture Land	67,683	922	3,262	—	—	71,867
Other CRE	23,783	1,279	12,631	—	1,231	38,924

Total Commercial Real Estate	530,654	16,803	78,453	—	1,586	627,496
Commercial Working Capital	114,423	8,550	13,949	—	—	136,922
Commercial Other	167,643	8,395	24,886	18	—	200,942

Total Commercial	282,066	16,945	38,835	18	—	337,864
Consumer	—	—	81	18	20,330	20,429
Home Equity/Improvement	—	—	1,434	—	127,093	128,527

Total	$1,010,577	$39,739	$137,237	$122	$273,997	$1,461,672

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$6,462	$1,055	$5,302	$794	$98,063	$111,676
Residential Non Owner Occupied	71,339	4,131	12,279	106	6,843	94,698

Total residential real estate	77,801	5,186	17,581	900	104,906	206,374
Construction	22,794	363	64	—	7,118	30,339
Multi Family	111,042	7,089	787	661	1,198	120,777
CRE Owner Occupied	174,468	12,308	25,081	295	198	212,350
CRE Non Owner Occupied	270,243	12,603	33,663	—	195	316,704
Agriculture Land	68,842	2,536	4,693	—	—	76,071
Other CRE	26,685	2,654	12,903	—	1,193	43,435

Total Commercial Real Estate	540,238	30,101	76,340	295	1,586	648,560
Commercial Working Capital	113,962	26,206	11,245	—	—	151,413
Commercial Other	181,506	14,138	24,247	—	—	219,891

Total Commercial	295,468	40,344	35,492	—	—	371,304
Consumer	—	—	60	56	22,826	22,942
Home Equity/Improvement	—	—	852	546	132,800	134,198

Total	$1,047,343	$83,083	$131,176	$2,458	$270,434	$1,534,494

10. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Gain from sale of mortgage loans	$1,100	$1,212	$1,826	$2,376
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	832	754	1,677	1,502
Amortization of mortgage servicing rights	(342)	(410)	(796)	(836)
Mortgage servicing rights valuation adjustments	316	(571)	487	(250)

	806	(227)	1,368	416

Net revenue from sale and servicing of mortgage loans	$1,906	$985	$3,194	$2,792

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.3 billion for June 30, 2011 and $1.2 billion for June 30, 2010.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,510	$10,440	$10,602	$10,436
Loans sold, servicing retained	309	418	671	848
Amortization	(342)	(410)	(796)	(836)

Carrying value before valuation allowance at end of period	10,477	10,448	10,477	10,448
Valuation allowance:
Balance at beginning of period	(954)	(1,157)	(1,125)	(1,478)
Impairment recovery (charges)	316	(871)	487	(250)

Balance at end of period	(638)	(1,728)	(638)	(1,728)

Net carrying value of MSRs at end of period	$9,839	$8,720	$9,839	$8,720

Fair value of MSRs at end of period	$9,839	$8,720	$9,839	$8,720

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

11. Deposits

A summary of deposit balances is as follows (in thousands):

	June 30, 2011	December 31, 2010
Non-interest-bearing checking accounts	$225,869	$216,699
Interest-bearing checking and money market accounts	578,867	555,434
Savings accounts	155,021	144,491
Retail certificates of deposit less than $100,000	444,431	465,774
Retail certificates of deposit greater than $100,000	146,655	151,258
Brokered or national certificates of deposit	22,657	41,763

	$1,573,500	$1,575,419

12. Borrowings

First Defiance’s debt, Federal Home Loan Bank (“FHLB”) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
FHLB Advances:
Single maturity fixed rate advances	$35,000	$35,000
Putable advances	44,000	54,000
Strike-rate advances	17,000	27,000
Amortizable mortgage advances	863	885

Total	$96,863	$116,885

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $14.0 million of the putable advances with a weighted average rate of 2.69% are not yet callable by the FHLB. The call dates for these advances range from July 14, 2011 to September 12, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $30.0 million of putable advances with a weighted average rate of 4.76%. The maturity dates of these advances range from October 28, 2013 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at June 30, 2011 was 0.25%. The weighted average rate of the strike-rate advances is 3.61% and the maturity dates range from October 15, 2012 to February 25, 2013.

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

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.63% and 1.67% on June 30, 2011 and December 31, 2010 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$35,414	$55,767	$26,382	$48,801
Unused lines of credit	29,890	198,432	34,735	193,092
Standby letters of credit	0	21,882	0	21,533

Total	$65,304	$276,081	$61,117	$263,426

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $20.1 million and $34.7 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at June 30, 2011 and December 31, 2010, respectively.

14. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2007. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

15. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $11.9 million and $24.9 million of interest rate lock commitments at June 30, 2011 and December 31, 2010, respectively. There were $20.1 million and $34.7 million of forward commitments for the future delivery of residential mortgage loans at June 30, 2011 and December 31, 2010, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	June 30, 2011			December 31, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$429	$26	$403	$265	$—	$265

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$210	$10	$48	$104

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

16. Common Stock Offering

During the first quarter of 2011, the Company completed its previously announced underwritten public common stock offering by issuing 1,600,800 shares of the Company’s common stock, including 208,800 shares issued pursuant to the exercise of the underwriter’s over-allotment option, at a price of $13.25 per share for gross proceeds of $21.2 million. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $19.9 million.

17. Subsequent Event

On July 1, 2011, the Company acquired the business of Payak-Dubbs Insurance Agency, Inc., an independent property and casualty insurance agency with two office locations based in Maumee, Ohio and Oregon, Ohio for a cash price of $4.8 million. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

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

Asset Quality - Maintaining a strong credit culture is of the utmost importance to First Federal. First Federal has maintained a strong credit approval and review process that has allowed the Company to maintain a credit quality standard that balances the return with the risks of industry concentrations and loan types. First Federal is primarily a collateral lender with an emphasis on cash flow performance, while obtaining additional support from personal guarantees and secondary sources of repayment. First Federal has focused its attention on loan types and markets that it knows well and in which it has historically been successful. First Federal strives to have loan relationships that are well diversified in both size and industry, and monitor the overall trends in the portfolio to maintain its industry and loan type concentration targets. First Federal maintains a problem loan remediation process that focuses on detection and resolution. First Federal maintains a strong process of internal control that subjects the loan portfolio to periodic internal reviews as well as independent third party loan review.

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas, including FDIC-assisted transactions. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired banking institutions in the past with the most recent acquisition completed in 2008. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well and has been competing in for a long period of time.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $770,000 at June 30, 2011. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $211.7 million at June 30, 2011. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($14.6 million), U.S. treasury bonds ($2.0 million), certain municipal obligations ($64.9 million), CMOs and REMICs ($65.0 million), corporate bonds ($3.8 million), mortgage backed securities ($59.7 million) and trust preferred and preferred stock ($1.7 million).

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

When a collateral dependent loan is downgraded to classified status, First Federal reviews the most current appraisal on file and if necessary, based on First Federal’s assessment of the appraisal, such as age, market, etc., First Federal will discount this amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by First Federal’s estimation of the carrying and selling costs. Finally, First Federal assesses whether there is any collateral short fall, considering guarantor support, and determines if a reserve is necessary.

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

Common Stock Offering

During the first quarter of 2011, the Company completed its previously announced underwritten public common stock offering by issuing 1,600,800 shares of the Company’s common stock, including 208,800 shares issued pursuant to the exercise of the underwriter’s over-allotment option, at a price of $13.25 per share for gross proceeds of $21.2 million. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $19.9 million.

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

The Company intends to redeem the Senior Preferred Shares and the Warrants as soon as it is prudent to do so. However, there are three factors the Company will continue to consider when evaluating redemption: (a) evidence of a sustained economic recovery, (b) the Company’s sustained profitable performance with growth in earnings, and (c) additional clarity of any new regulatory capital thresholds. The Company anticipates that it will redeem the Senior Preferred Shares and the Warrants within five years from the date of issuance, December 5, 2013, utilizing existing funds at that time.

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

Changes in Financial Condition

At June 30, 2011, First Defiance’s total assets, deposits and stockholders’ equity amounted to $2.05 billion, $1.57 billion and $269.1 million, respectively, compared to $2.04 billion, $1.58 billion and $240.3 million, respectively, at December 31, 2010.

Net loans receivable (excluding loans held for sale) declined $69.9 million to $1.41 billion from $1.48 billion at December 31, 2010. The variances in loans receivable between June 30, 2011 and December 31, 2010 include decreases in commercial real estate loans (down $31.8 million), commercial loans (down $33.4 million), home equity and improvement loans (down $5.6 million), construction loans (down $6.4 million), consumer loans (down $2.5 million) while one to four family residential real estate increased $7.1 million. Included in net loans receivable are $10.7 million of one to four family residential real estate loans purchased in the first quarter of 2011. Also included in net loans receivable are $7.2 million of mortgage loans transferred from loans held for sale in the first quarter of 2011. These loans were identified by management as having rates too low to sell into the secondary market.

The investment securities portfolio increased $46.4 million to $212.5 million at June 30, 2011 from $166.1 million at December 31, 2010. The increase is the result of $61.5 million of securities being purchased during the first six months of 2011, offset by $8.2 million of securities maturing or being called in the period, principal pay downs of $11.5 million in CMOs and mortgage-backed securities, and $1.9 million of securities being sold. There was an unrealized gain in the investment portfolio of $3.7 million at June 30, 2011 compared to an unrealized gain of $49,000 at December 31, 2010.

Deposits decreased from $1.58 billion at December 31, 2010 to $1.57 billion as of June 30, 2011. Of the $1.9 million decrease, retail time deposits decreased $25.9 million to $591.1 million and broker/national certificates of deposit decreased $19.1 million to $22.7 million. These decreases were mostly offset by increases in interest-bearing demand deposits and money market accounts of $23.4 million to $578.9 million, savings accounts of $10.5 million to $155.0 million and non-interest-bearing demand deposits of $9.2 million to $225.9 million.

FHLB advances decreased $20.0 million to $96.9 million at June 30, 2011 from $116.9 million at December 31, 2010. The decrease is the result of paying off a $10.0 million putable advance and a $10.0 million strike-rate advance, both at maturity, in the first quarter of 2011.

Stockholders’ equity increased from $240.3 million at December 31, 2010 to $269.1 million at June 30, 2011. First Defiance completed an underwritten public common stock offering in the first quarter of 2011 by issuing 1,600,800 shares of the Company’s common stock. As a result of the common stock offering, total equity increased a net $19.9 million. The other increases resulted from net income of $7.4 million and a $2.4 million unrealized gain on available-for-sale securities partially offset by $925,000 of accrued dividends on preferred stock.

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,431,792	$19,874	5.57%	$1,551,396	$22,514	5.82%
Securities	195,790	2,099	4.36	156,263	1,838	4.78
Interest-earning deposits	210,050	140	0.27	116,271	69	0.24
FHLB stock and other	21,004	224	4.28	21,376	234	4.39

Total interest-earning assets	1,858,636	22,337	4.83	1,845,306	24,655	5.36
Non-interest-earning assets	206,464			215,619

Total assets	$2,065,100			$2,060,925

Interest-bearing liabilities:
Deposits	$1,363,700	$3,263	0.96%	$1,404,202	$5,126	1.46%
FHLB advances	96,934	768	3.18	126,910	1,220	3.86
Notes payable	56,796	140	0.99	47,986	115	0.96
Subordinated debentures	36,230	286	3.17	36,228	327	3.62

Total interest-bearing liabilities	1,553,660	4,457	1.15	1,615,326	6,788	1.69
Non-interest bearing deposits	228,086	—		193,618	—

Total including non-interest bearing demand deposits	1,781,746	4,457	1.00	1,808,944	6,788	1.51
Other non-interest-bearing liabilities	16,810			14,905

Total liabilities	1,798,556			1,823,849
Stockholders’ equity	266,544			237,076

Total liabilities and stock-holders’ equity	$2,065,100			$2,060,925

Net interest income; interest rate spread		$17,880	3.68%		$17,867	3.67%

Net interest margin (3)			3.86%			3.89%

Average interest-earning assets to average interest-bearing liabilities			120%			114%

(1)

Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,444,764	$40,131	5.62%	$1,555,901	$44,950	5.83%
Securities	183,439	4,007	4.46	148,955	3,549	4.86
Interest-earning deposits	194,564	241	0.25	112,355	130	0.23
FHLB stock and other	21,008	459	4.42	21,376	453	4.27

Total interest-earning assets	1,843,775	44,838	4.92	1,838,587	49,082	5.38
Non-interest-earning assets	210,969			216,129

Total assets	$2,054,744			$2,054,716

Interest-bearing liabilities:
Deposits	$1,366,853	$6,857	1.01%	$1,398,073	$10,524	1.52%
FHLB advances	102,342	1,674	3.31	134,334	2,438	3.66
Notes payable	55,438	270	0.98	46,133	220	0.96
Subordinated debentures	36,230	612	3.42	36,229	650	3.62

Total interest-bearing liabilities	1,560,863	9,413	1.22	1,614,768	13,832	1.72
Non-interest bearing deposits	224,348	—		188,906	—

Total including non-interest bearing demand deposits	1,785,211	9,413	1.07	1,803,674	13,832	1.55
Other non-interest-bearing liabilities	15,498			14,759

Total liabilities	1,800,709			1,818,433
Stockholders’ equity	254,035			236,283

Total liabilities and stock-holders’ equity	$2,054,744			$2,054,716

Net interest income; interest rate spread		$35,425	3.70%		$35,250	3.66%

Net interest margin (3)			3.89%			3.87%

Average interest-earning assets to average interest-bearing liabilities			118%			114%

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2011 was $4.8 million compared to net income of $2.1 million for the comparable period in 2010. Net income applicable to common shares was $4.2 million for the second quarter of 2011 compared to $1.6 million for the comparable period in 2010. On a per share basis, basic and diluted earnings per common share for the three months ended June 30, 2011 were $0.44 and $0.43, respectively, compared to basic and diluted earnings per common share of $0.19 for the quarter ended June 30, 2010.

Net Interest Income.

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

As demand for new lending opportunities has remained soft through the second quarter of 2011, the Company invested some of its liquidity in investment securities.

Net interest income was $17.5 million for the quarter ended June 30, 2011 compared to $17.6 million for the same period in 2010. The tax-equivalent net interest margin was 3.86% for the quarter ended June 30, 2011 compared to 3.89% for the same period in 2010. The decrease in margin between the 2010 and 2011 second quarters is mainly due to the cost of interest-bearing liabilities and non-interest bearing demand deposits decreasing by 51 basis points, to 1.00% for the quarter ended June 30, 2011, from 1.51% for the same period in 2010. This was offset by a decline in the yield on interest earning assets of 53 basis points, to 4.83% for the quarter ended June 30, 2011, from 5.36% for the same period in 2010.

Total interest income decreased by $2.3 million or 9.8% to $22.0 million for the quarter ended June 30, 2011 from $24.3 million for the same period in 2010. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 25 basis points to 5.57% at June 30, 2011. Interest income from loans decreased to $19.8 million for the quarter ended June 30, 2011 compared to $22.5 million for the same period in 2010 which represents a decline of 11.7%.

Interest expense decreased by $2.3 million in the second quarter of 2011 compared to the same period in 2010, to $4.5 million from $6.8 million. This decrease was due to a 54 basis point decline in the average cost of interest-bearing liabilities in the second quarter of 2011. Interest expense related to interest-bearing deposits was $3.3 million in the second quarter of 2011 compared to $5.1 million for the same period in 2010. Expenses on FHLB advances and other borrowings were $768,000 and $140,000 respectively in the second quarter of 2011 compared to $1.2 million and $115,000 respectively for the same period in 2010. Interest expense recognized by the Company related to subordinated debentures was $286,000 in the second quarter of 2011 compared to $327,000 for the same period in 2010.

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

For the purpose of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling eight quarters ending June 30, 2011.

The stratification of the loan portfolio resulted in a quantitative general allowance of $12.4 million at June 30, 2011 compared to $14.0 million at December 31, 2010. The decrease in the quantitative general allowance was the result of certain aging charge-offs rolling off managements analysis decreasing the commercial historical loss factors coupled with the decline in commercial loans.

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

The qualitative analysis at June 30, 2011 indicated a general reserve of $9.7 million compared with $10.5 million at December 31, 2010. Management believes that the overall economy and operating environment has stabilized in our markets but still stress that high unemployment and declining real estate values in the Midwest remain a concern. All 14 counties that represent the footprint of the Company have seen improvements in their unemployment rates from December 31, 2010, with six being below the national average of 9.3% at June 30, 2011. May 2011 was the latest census information available for Ohio and Michigan.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the second quarter of 2011 was $2.4 million, compared to $5.4 million for the same period in 2010. The allowance for loan losses was $40.5 million and $41.1 million and represented 2.80% and 2.70% of loans, net of undisbursed loan funds and deferred fees and costs, as of June 30, 2011 and December 31, 2010, respectively. The provision of $2.4 million was offset by charge offs of $1.7 million against specific reserves and $1.1 million against general reserves and recoveries of $174,000 resulting in a slight decrease to the overall allowance for loan loss at June 30, 2011. In management’s opinion, the overall allowance for loan losses of $40.5 million as of June 30, 2011 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the second quarter of 2011, First Defiance recorded OREO write-downs that totaled $259,000 compared to write-downs of $607,000 for the same period in 2010. These write-downs are primarily due to decreasing the liquidation values in order to spur interest in our market areas to sell these properties. These amounts are included in other non-interest expense. Management believes that the values recorded at June 30, 2011 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans increased to $137.4 million at June 30, 2011, compared to $133.1 million at December 31, 2010. At June 30, 2011, a total of $49.2 million of loans are classified as substandard for which a specific reserve is required. A total of $88.1 million in additional credits were classified as substandard at June 30, 2011 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also has classified $122,000 of loans doubtful at June 30, 2011. By contrast, at December 31, 2010, a total of $47.5 million of loans were classified as substandard for which a specific reserve is required. A total of $83.2 million in additional credits were classified as substandard at December 31, 2010 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also had classified $2.4 million of loans doubtful at December 31, 2010.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 99.4% at June 30, 2011 compared with 87.3% at December 31, 2010. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at June 30, 2011 are appropriate.

At June 30, 2011, First Defiance had total non-performing assets of $48.2 million, compared to $56.6 million at December 31, 2010. Non-performing assets include loans that are 90 days past due, troubled debt restructured loans and real estate owned and other assets held for sale. Non-performing assets at June 30, 2011 and December 31, 2010 by category were as follows:

Table 1 – Nonperforming Assets

	June 30, 2011	December 31, 2010
	(In thousands)
Non-performing loans:
Single-family residential	$4,368	$7,161
Construction	60	64
Non-residential and multi-family residential real estate	19,404	21,737
Commercial	10,307	11,547
Consumer finance	18	14
Home equity and improvement	371	517
Troubled debt restructured loans, accruing	6,242	6,001

Total non-performing loans	40,770	47,041
Real estate owned and repossessed assets	7,388	9,591

Total non-performing assets	$48,158	$56,632

Allowance for loan losses as a percentage of total loans*	2.80%	2.70%
Allowance for loan losses as a percentage of non-performing assets	84.16%	72.54%
Allowance for loan losses as a percentage of non-performing loans	99.41%	87.33%
Total non-performing assets as a percentage of total assets	2.35%	2.78%
Total non-performing loans as a percentage of total loans*	2.81%	3.10%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2010 and June 30, 2011 is primarily in single-family residential, non-residential and multi-family residential real estate, and commercial loans. The combined balance of these types of non-performing loans was $6.4 million lower at June 30, 2011 compared to December 31, 2010.

Non-performing loans in the single-family residential, non-residential and multi-family and commercial loan categories represent 2.05%, 2.64% and 3.06% of the total loans in those categories respectively at June 30, 2011 compared to 3.48%, 2.83% and 3.12% respectively for the same categories at December 31, 2010. With the level of non-performing loans decreasing, quarter over quarter, management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the second quarter of 2011 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the three months ended and as of June 30, 2011, commercial real estate, which represented 50.46% of total loans, accounted for 52.97% of net charge-offs and 56.20% of nonaccrual loans, and commercial loans, which represented 23.10% of total loans, accounted for 3.11% of net charge-offs and 29.85% of nonaccrual loans. For the three months ended and as of June 30, 2010, commercial real estate, which represented 49.85% of total loans, accounted for 22.33% of net charge-offs and 56.32% of nonaccrual loans, and commercial loans, which represented 22.97% of total loans, accounted for 55.99% of net charge-offs and 21.69% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended June 30, 2011		As of June 30, 2011
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$880	32.92%	$4,368	12.65%

Construction	—	0.00%	60	0.17%
Commercial real estate	1,416	52.97%	19,404	56.20%
Commercial	83	3.11%	10,307	29.85%
Consumer	5	0.19%	18	0.05%
Home equity and improvement	289	10.81%	371	1.08%

Total	$2,673	100.00%	$34,528	100.00%

	For the Three Months Ended June 30, 2010		As of June 30, 2010
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$1,101	19.78%	$6,457	20.30%

Construction	—	0.00%	254	0.80%
Commercial real estate	1,243	22.33%	17,912	56.32%
Commercial	3,118	55.99%	6,898	21.69%
Consumer	(12)	(0.22%)	17	0.05%
Home equity and improvement	118	2.12%	266	0.84%

Total	$5,568	100.00%	$31,804	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	2nd 2011	1st 2011	4th 2010	3rd 2010	2nd 2010
	(Dollars in Thousands)
Allowance at beginning of period	$40,798	$41,080	$41,343	$38,852	$38,980
Provision for credit losses	2,405	2,833	5,652	5,196	5,440
Charge-offs:
Residential	893	547	467	1,164	1,135
Commercial real estate	1,517	2,273	4,806	688	1,243
Commercial	107	335	388	842	3,153
Consumer finance	20	12	55	28	16
Home equity and improvement	310	201	363	148	156

Total charge-offs	2,847	3,368	6,079	2,870	5,703
Recoveries	174	253	164	165	135

Net charge-offs	2,673	3,115	5,915	2,705	5,568

Ending allowance	$40,530	$40,798	$41,080	$41,343	$38,852

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	June 30, 2011		March 31, 2010		December 31, 2010		September 30, 2010		June 30, 2010
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
Residential	$5,930	14.62%	$6,163	14.76%	$5,956	13.46%	$6,161	13.69%	$6,585	13.72%
Construction	47	1.64%	70	1.65%	73	1.98%	189	2.03%	214	2.73%
Commercial real estate	24,397	50.46%	23,390	50.42%	22,355	50.14%	22,294	49.82%	19,939	49.86%
Commercial	8,290	23.10%	9,518	23.06%	10,871	24.19%	10,679	23.89%	10,381	22.97%
Consumer	227	1.40%	207	1.41%	297	1.49%	527	1.74%	494	1.83%
Home equity and improvement	1,639	8.78%	1,450	8.70%	1,528	8.74%	1,493	8.83%	1,239	8.89%

	$40,530	100.00%	$40,798	100.00%	$41,080	100.00%	$41,343	100.00%	$38,852	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010
Allowance for loan losses / loans*	2.80%	2.77%	2.70%	2.67%	2.47%
Allowance for loan losses to net charge-offs	1,526.30%	1,309.73%	694.51%	1,528.39%	697.77%
Allowance for loan losses / non-performing assets	84.16%	74.56%	72.54%	72.17%	72.68%
Allowance for loan losses / non-performing loans	99.41%	89.53%	87.33%	89.56%	95.41%
Non-performing assets / loans plus REO*	3.31%	3.70%	3.70%	3.67%	3.37%
Non-performing assets / total assets	2.35%	2.65%	2.78%	2.81%	2.62%
Net charge-offs / average loans (annualized)	0.75%	0.85%	1.58%	0.70%	1.44%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $1.0 million in the second quarter of 2011 to $6.8 million from $5.8 million for the same period in 2010.

Service Fees. Service fees and other charges decreased by $650,000 or 19.1% in the 2011 second quarter compared to the same period in 2010. The decrease can be attributed to regulation changes which resulted in lower NSF fee income.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending June 30, 2011 and 2010 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $1.5 million and $2.0 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $123,000 at June 30, 2011, $83,000 at December 31, 2010 and $78,000 at June 30, 2010.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $921,000 to $1.9 million for the second quarter of 2011 compared to $985,000 for the same period of 2010. Gains realized from the sale of mortgage loans declined in the second quarter of 2011 to $1.1 million from $1.2 million in the second quarter of 2010. Mortgage loan servicing revenue increased $78,000 in the second quarter of 2011 compared to the second quarter of 2010. The increase in servicing revenue was coupled with expense decreases of $68,000 for the amortization of mortgage servicing rights in the second quarter of 2011. The Company recorded a positive change in the valuation adjustment of $316,000 on mortgage servicing rights in the second quarter of 2011 compared to a negative change in the valuation adjustment of $571,000 in the second quarter of 2010. The positive MSR valuation adjustment is a reflection of the increase in the fair value of certain sectors of the Company’s portfolio of MSR’s. The interest rate environment that gives rise to decreased mortgage origination activity also typically causes decreases in MSR amortization and impairment, creating a natural hedge in the mortgage banking line of business.

Insurance and Investment Sales Commissions. Income from the sale of insurance and investment products increased $140,000 in the second quarter of 2011 to $1.4 million from $1.3 million in the same period of 2010. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency. This acquired group medical benefits business line added approximately $218,000 in revenue in the second quarter of 2011 compared to approximately $79,000 in the same period of 2010.

Loss on Sale or Write-Down of Securities. Non-interest income also includes investment securities gains or losses. In the second quarter of 2011, First Defiance did not recognize any other-than-temporary impairment (“OTTI”) charges. In the second quarter of 2010, First Defiance recognized OTTI charges of $71,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be fully recovered. The OTTI charge related to two Trust Preferred Collateralized Debt Obligation (“CDO”) investments with a remaining book value of $1.6 million.

Other non-interest income. Other non-interest income increased $353,000 in the second quarter of 2011 from a loss of $223,000 in the same period in 2010. This increase was the result of recording net gains of $38,000 from the sale of real estate owned properties in the second quarter of 2011, compared to net losses of $207,000 for the same period in 2010.

Non-Interest Expense.

Non-interest expense increased to $15.1 million for the second quarter of 2011 compared to $15.0 million for the same period in 2010.

Compensation and Benefits. Compensation and benefits increased to $7.5 million for the quarter ended June 30, 2011 from $6.6 million for the same period in 2010. The increase is mainly attributable to the Company freezing pay in 2010, coupled with no bonuses being paid in the second quarter of 2010 because certain targets were not met. The Company increased compensation late in the first quarter of 2011 and accrued for bonus payments based on 2011 performance.

FDIC Insurance Premiums. FDIC expense decreased to $677,000 in the second quarter of 2011, from $929,000 in the same period of 2010 due to changes made by the FDIC in the method of calculating assessment rates under the Dodd-Frank Act.

Other Non-Interest Expenses. Other non-interest expenses decreased to $3.2 million for the quarter ended June 30, 2011 from $3.8 million for the same period in 2010. The majority of the decrease between the 2011 and 2010 second quarters was the decline of credit, collection and real estate owned expenses of $189,000.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the second quarter of 2011 was 61.03% compared to 63.40% for the second quarter of 2010.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 30.80% for the quarter ended June 30, 2011 compared to 28.18% for the same period in 2010. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Six Months Ended June 30, 2011 and 2010

On a consolidated basis, First Defiance’s net income for the six months ended June 30, 2011 of $7.4 million compared to income of $3.6 million for the comparable period in 2010. Net income applicable to common shares was $6.4 million for the six months ended June 30, 2011 compared to $2.6 million for the comparable period in 2010. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2011 were $0.71 and $0.70, respectively, compared to basic and diluted earnings per common share of $0.32 and $0.31, respectively, for the six months ended June 30, 2010.

Net Interest Income.

Net interest income was $34.7 million for the six months ended June 30, 2011 compared to $34.6 million for the same period in 2010. For the six month period ended June 30, 2011, total interest income was $44.1 million, a $4.3 million decrease from the same period in 2010. Despite average earning assets increasing $5.2 million in the first six months of 2011, the average yield declined 46 basis points as a result of a lower rate environment.

Interest expense decreased by $4.4 million to $9.4 million for the six months ended June 30, 2011 compared to $13.8 million in the first half of 2010. The average balance of interest-bearing deposits decreased by $31.2 million between the first halves of 2010 and 2011, resulting in a decline in the average cost of interest-bearing deposits for the six months ending June 30, 2011, to 1.01%, a 51 basis point decrease from the 1.52% average cost in the first half of 2010. This decline is the result of the continued low rate environment which has given management opportunities to re-price on the liability side.

Provision for Loan Losses.

The provision for loan losses was $5.2 million for the six months ended June 30, 2011, compared to $12.3 million during the six months ended June 30, 2010. The year over year decrease was primarily the result of the stabilization of net charge-offs, as well as improvements in overall credit. Charge-offs for the first half of 2011 were $6.2 million and recoveries of previously charged off loans totaled $427,000 for net charge-offs of $5.8 million. By comparison, $10.4 million of charge-offs were recorded in the same period of 2010 and $355,000 of recoveries were realized for net charge-offs of $10.0 million.

Non-Interest Income.

Total non-interest income increased to $12.8 million for the six months ended June 30, 2011 from $12.6 million recognized in the same period of 2010.

Service Fees. Service fees and other charges decreased by $1.2 million or 18.2% in the six months ended June 30, 2011 compared to the same period in 2010. The decrease can be attributed to regulation changes which resulted in lower NSF fee income.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 14.4% to $3.2 million for the six months ended June 30, 2011 from $2.8 million for the same period of 2010. Gains realized from the sale of mortgage loans decreased $550,000 to $1.8 million for the first half of 2011 from $2.4 million during the same period of 2010. Mortgage loan servicing revenue increased $175,000 in the first half of 2011 compared to the same period of 2010. The decrease in gains were partially offset by expense decreases of $40,000 for the amortization of mortgage servicing rights in the first half of 2011 when compared to 2010. The Company recorded a positive valuation adjustment of $487,000 in the first half of 2011 compared to a negative adjustment of $250,000 in the first half of 2010.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $687,000, to $3.1 million for the six months ended June 30, 2011, from $2.4 million during the same period of 2010. This is the result of receiving more contingent commission income in the first half of 2011 compared to the first half of 2010. In 2011, $329,000 was received compared to $104,000 in 2010. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency. This acquired group medical benefits business line added approximately $426,000 in revenue in the first six months of 2011 compared to approximately $79,000 in the same period of 2010.

Loss on Securities. Non-interest income was increased in the first half of 2011 by $47,000 as First Defiance recognized $2,000 of other-than-temporary impairment charges for certain impaired investment securities offset by the gain on sale of $49,000 from available for sale securities. In the first half of 2010, $141,000 of OTTI charges were recorded on impaired investments partially offset by $6,000 in gains recorded from the sale of available for sale securities.

Non-Interest Expense.

Non-interest expense increased to $31.7 million for the first six months of 2011 compared to $29.9 million for the same period in 2010.

Compensation and Benefits. Compensation and benefits increased to $15.3 million for the first six months ended June 30, 2011 from $13.0 million for the same period in 2010. The increase is mainly attributable to the Company freezing pay in 2010, coupled with no bonuses being paid in the first six months of 2010 because certain targets were not met. The Company increased compensation late in the first quarter of 2011, paid bonuses for the first quarter of 2011 and accrued for bonus payments based on 2011 second quarter performance.

FDIC Insurance Premiums. FDIC expense decreased to $1.6 million in the first six months of 2011, from $2.0 million in the same period of 2010 due to the changes made by the FDIC in the method of calculating assessment rates under the Dodd-Frank Act.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) decreased by $230,000 to $11.1 million for the first six months of 2011 from $11.3 million for the same period in 2010. The significant decrease between the first six months of 2011 and 2010 of expenses are related to data processing expenses that decreased $330,000 for the first six months of 2011 compared to the same period of 2010 resulting from the efficiencies gained from the new core system that was converted late in the fourth quarter of 2010.

The efficiency ratio for the first half of 2011 was 65.85% compared to 62.32% for the same period of 2009.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $22.7 million of cash provided by operating activities during the first six months of 2011. The Company’s cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At June 30, 2011, First Defiance had $91.2 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $250.2 million committed under existing consumer and commercial lines of credit and standby letters of credit.

Also at that date, First Defiance had commitments to sell $20.1 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO reviews liquidity on a monthly basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Company’s Chief Financial Officer and Controller.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of June 30, 2011 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the six months ended June 30, 2011 and the year-ended December 31, 2010.

June 30, 2011 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	283,982	(16,411)	(5.46%)
+ 300 bp	288,269	(12,124)	(4.04%)
+ 200 bp	293,319	(7,074)	(2.35%)
+ 100 bp	297,775	(2,618)	(0.87%)
0 bp	300,393	—	—

December 31, 2010 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	264,330	(13,549)	(4.88%)
+ 300 bp	269,417	(8,462)	(3.05%)
+ 200 bp	272,867	(5,012)	(1.80%)
+ 100 bp	276,234	(1645)	(0.590%)
0 bp	277,879	—	—

Capital Resources

Capital is managed at the bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity and operational risks inherent in our business, as well as flexibility needed for future growth and new business opportunities.

Capital Purchase Plan Capital

During 2008, we received $37 million of equity capital by issuing 37,000 shares of Preferred Stock to the U.S. Department of Treasury, and a ten-year warrant to purchase up to 555,000 shares of our common stock, par value $0.01 per share, at an exercise price of $10.08 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital.

We intend to repay our CPP capital as soon as it is prudent to do so. However, there are three factors we will continue to consider as we evaluate repayment: (a) evidence of a sustained economic recovery in our market area, (b) sustained profitable performance with growth in earnings, and (c) additional clarity of any new regulatory capital thresholds. It is currently our expectation that we will we have completed the repayment of the CPP funds within the five year window from receipt, which ends at the later part of 2013 without an additional equity offering.

Capital Adequacy

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal’s compliance with each of the capital requirements at June 30, 2011 (in thousands).

	Core Capital		Risk-Based Capital
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized
Regulatory capital	$222,178	$222,178	$242,107	$242,107
Minimum required regulatory capital	79,132	98,914	126,921	158,651

Excess regulatory capital	$143,046	$123,264	$115,186	$83,456

Regulatory capital as a percentage of assets (1)	11.23%	11.23%	15.26%	15.26%
Minimum capital required as a percentage of assets	4.00%	5.00%	8.00%	10.00%

Excess regulatory capital as a percentage of assets	7.23%	6.23%	7.26%	5.26%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.0 billion. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.6 billion.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2011.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using June 30, 2011 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Changes in Equity, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text and in detail. (3)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(3)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

First Defiance Financial Corp. (Registrant)

Date: August 8, 2011	By:	/s/ William J. Small
William J. Small
Chairman, President and Chief Executive Officer

Date: August 8, 2011	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)