Form 10-Q
period 2011-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2011-11-08
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,725,634 shares outstanding at November 4, 2011.

FIRST DEFIANCE FINANCIAL CORP.

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$30,234	$24,977
Interest-bearing deposits	160,000	144,187

	190,234	169,164
Securities:
Available-for-sale, carried at fair value	232,628	165,252
Held-to-maturity, carried at amortized cost (fair value $754 and $865 at September 30, 2011 and December 31, 2010, respectively)	736	839

	233,364	166,091
Loans held for sale	12,951	18,127
Loans receivable, net of allowance of $38,110 at September 30, 2011 and $41,080 at December 31, 2010, respectively	1,422,404	1,478,423
Accrued interest receivable	6,654	6,374
Federal Home Loan Bank stock	20,655	21,012
Bank owned life insurance	35,682	34,979
Premises and equipment	40,428	41,743
Real estate and other assets held for sale	5,805	9,591
Goodwill	61,568	57,556
Core deposit and other intangibles	6,499	6,128
Mortgage servicing rights	8,660	9,477
Deferred taxes	2,988	5,805
Other assets	10,465	11,047

Total assets	$2,058,357	$2,035,517

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	September 30, 2011	December 31, 2010
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,589,980	$1,575,419
Advances from the Federal Home Loan Bank	81,852	116,885
Securities sold under repurchase agreements	55,477	56,247
Subordinated debentures	36,083	36,083
Advance payments by borrowers	897	937
Other liabilities	18,950	9,615

Total liabilities	1,783,239	1,795,186

Stockholders’ equity:

Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,231, net of discount	36,594	36,463
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 9,725,634 and 8,117,770 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	135,763	140,845
Accumulated other comprehensive income (loss), net of tax of $2,251 and $(184), respectively	4,179	(342)
Retained earnings	144,937	134,988
Treasury stock, at cost, 3,013,862 and 4,621,726 shares respectively	(47,360)	(72,628)

Total stockholders’ equity	275,118	240,331

Total liabilities and stockholders’ equity	$2,058,357	$2,035,517

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Loans	$19,488	$22,230	$59,553	$67,104
Investment securities:
Taxable	1,207	1,022	3,398	3,091
Non-taxable	658	512	1,833	1,465
Interest-bearing deposits	110	68	351	198
FHLB stock dividends	203	225	662	678

Total interest income	21,666	24,057	65,797	72,536
Interest Expense
Deposits	2,791	4,667	9,648	15,192
FHLB advances and other	768	1,187	2,442	3,625
Subordinated debentures	333	332	945	982
Notes payable	127	109	397	329

Total interest expense	4,019	6,295	13,432	20,128

Net interest income	17,647	17,762	52,365	52,408
Provision for loan losses	3,097	5,196	8,335	17,525

Net interest income after provision for loan losses	14,550	12,566	44,030	34,883
Non-interest Income
Service fees and other charges	3,071	3,301	8,435	9,856
Insurance commission income	2,042	1,421	5,146	3,838
Mortgage banking income	1,355	2,322	4,549	5,114
Gain on sale of non-mortgage loans	52	10	351	97
Gain on sale or call of securities	—	—	49	6
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	—	(190)	(23)	(331)
Losses recognized in other comprehensive income	—	—	21	—

Net impairment loss recognized in earnings	—	(190)	(2)	(331)
Trust income	143	118	465	372
Income from Bank Owned Life Insurance	228	226	703	649
Gain on life insurance	—	—	—	268
Other non-interest income	(34)	271	(56)	167

Total non-interest income	6,857	7,479	19,640	20,036
Non-interest Expense
Compensation and benefits	8,173	7,114	23,458	20,161
Occupancy	1,779	1,734	5,423	5,264
FDIC insurance premium	674	907	2,264	2,881
State franchise tax	541	542	1,625	1,621
Data processing	1,077	1,186	3,117	3,556
Acquisition related charges	99	16	234	53
Amortization of intangibles	386	356	1,051	1,139
Other non-interest expense	2,733	5,247	10,003	12,303

Total non-interest expense	15,462	17,102	47,175	46,978

Income before income taxes	5,945	2,943	16,495	7,941
Federal income taxes	1,884	668	5,024	2,100

Net Income	$4,061	$2,275	$11,471	$5,841

Dividends accrued on preferred shares	$(463)	$(463)	$(1,388)	$(1,388)
Accretion on preferred shares	$(45)	$(43)	$(132)	$(125)

Net income applicable to common shares	$3,553	$1,769	$9,951	$4,328

Earnings per common share (Note 7)
Basic	$0.37	$0.22	$1.08	$0.53
Diluted	$0.36	$0.22	$1.06	$0.53
Dividends declared per share (Note 6)	$—	$—	$—	$—
Average common shares outstanding (Note 7)
Basic	9,725	8,118	9,248	8,118
Diluted	9,895	8,118	9,417	8,143

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

	Preferred Stock	Common Stock	Common Stock Warrant	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2011	$36,463	$127	$878	$(72,628)	$140,845	$(342)	$134,988	$240,331
Comprehensive income:
Net income	—	—	—	—	—	—	11,471	11,471
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $2,435	—	—	—	—	—	4,521	—	4,521

Total comprehensive income								15,992
Stock options exercised	—	—	—	14	—	—	(3)	11
Stock option expense	—	—	—	—	109	—	—	109
Capital stock issuance – 1,600,800	—	—	—	25,156	(5,297)	—	—	19,859
Stock Activity under Incentive Compensation Plans	—	—	—	98	106	—	—	204
Preferred Stock Dividends	—	—	—	—	—	—	(1,388)	(1,388)
Accretion on preferred shares	131	—	—	—	—	—	(131)	—

Balance at September 30, 2011	$36,594	$127	$878	$(47,360)	$135,763	$4,179	$144,937	$275,118

Balance at January 1, 2010	$36,293	$127	$878	$(72,631)	$140,677	$(158)	$128,900	$234,086
Comprehensive income:
Net income	—	—	—	—	—	—	5,841	5,841
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $871	—	—	—	—	—	2,356	—	2,356

Total comprehensive income								8,197
Stock option expense	—	—	—	—	131	—	—	131
Stock options exercised				3			—	3
Preferred stock dividends	—	—	—	—	—	—	(1,388)	(1,388)
Accretion on preferred shares	125	—	—	—	—	—	(125)	—

Balance at September 30, 2010	$36,418	$127	$878	$(72,628)	$140,808	$2,198	$133,228	$241,029

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$11,471	$5,841
Items not requiring (providing) cash
Provision for loan losses	8,335	17,525
Depreciation	2,581	2,543
Amortization of mortgage servicing rights, net of impairment recoveries	1,934	2,411
Amortization of core deposit and other intangible assets	1,051	1,139
Net amortization of premiums and discounts on loans and deposits	742	819
Amortization of premiums and discounts on securities	(311)	348
Change in deferred taxes	383	(2,845)
Proceeds from the sale of loans held for sale	168,163	229,192
Originations of loans held for sale	(167,746)	(236,939)
Gain from sale of loans	(4,305)	(5,359)
OTTI losses on investment securities	2	331
Gain from sale or call of securities	(49)	(6)
Loss on sale or write-down of real estate and other assets held for sale	779	2,653
Stock option expense	109	131
Income from bank owned life insurance	(703)	(649)
Loss/write-downs of premises and equipment	66	1
Gain on life insurance	—	(268)
Changes in:
Accrued interest receivable	(280)	(397)
Other assets	907	(151)
Other liabilities	5,044	887

Net cash provided by operating activities	28,173	17,207

Investing Activities
Proceeds from maturities of held-to-maturity securities	103	1,002
Proceeds from maturities, calls and pay-downs of available-for-sale securities	28,453	31,528
Proceeds from sale of real estate and other assets held for sale	7,380	8,311
Proceeds from the sale of available-for-sale securities	1,982	28
Proceeds from sale of non-mortgage loans	5,520	6,653
Purchases of available-for-sale securities	(87,825)	(47,501)
Proceeds from bank owned life insurance	—	728
Proceeds from sale of office properties and equipment	12	0
Proceeds from Federal Home Loan Bank stock redemption	357	0
Purchases of portfolio mortgage loans	(10,696)	—
Purchases of premises and equipment, net	(1,571)	(1,223)
Net cash paid for Payak-Dubbs Insurance Agency, Inc.	(3,914)	—
Net cash paid for group benefits line of business	—	(1,500)
Net decrease in loans receivable	55,671	38,717

Net cash provided by (used in) investing activities	(4,528)	34,985

Financing Activities
Increase in deposits and advance payments by borrowers	14,542	10,317
Repayment of Federal Home Loan Bank advances	(35,033)	(30,031)
Decrease in securities sold under repurchase agreements	(770)	(6,475)
Net change in secured borrowings	—	2,928

Net cash received from common stock issuance	19,859	—
Proceeds from exercise of stock options	11	3
Proceeds from restricted stock units	183	—
Proceeds from treasury stock purchase	21	—
Cash dividends paid on preferred stock	(1,388)	(1,388)

Net cash provided by (used in) financing activities	(2,575)	(24,646)

Increase (decrease) in cash and cash equivalents	21,070	27,546
Cash and cash equivalents at beginning of period	169,164	121,116

Cash and cash equivalents at end of period	$190,234	$148,662

Supplemental cash flow information:
Interest paid	$13,644	$20,425

Income taxes paid	$3,200	$4,650

Transfers from loans to real estate and other assets held for sale	$4,373	$10,086

Transfers from loans held for sale to loans	$7,596	$—

Securities traded but not yet settled	$2,673	$—

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

September 30, 2011 and 2010

(Unaudited)

1. Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance Group of the Midwest, Inc., formerly First Insurance and Investments, Inc. (“First Insurance”). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Archbold, Bryan, Bowling Green, Maumee and Oregon, Ohio areas offering property and casualty, and group health and life insurance products. On July 1, 2011, the Company completed its acquisition of Payak-Dubbs Insurance Agency, Inc. (“PDI”), an independent property and casualty insurance agency with two office locations based in Maumee, Ohio and Oregon, Ohio for a cash price of $4.8 million. PDI was merged into First Insurance.

The consolidated condensed statement of financial condition at December 31, 2010 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income applicable to common shares (net income less dividend requirements for preferred stock and accretion of preferred stock discount) by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, warrants, restricted stock awards and stock grants.

Newly Adopted Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Newly Issued But Not Yet Effective Accounting Standards

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (“OCI”). OCI includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in OCI are reported net of tax. Following is a summary of OCI for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income	$4,061	$2,275	$11,471	$5,841
Change in securities available-for-sale (AFS):
Unrealized holding gains on securities AFS arising during the period	3,303	945	7,003	3,301
Reclassification adjustment for (gains) losses realized in income	—	—	(49)	(6)
Other-than-temporary impairment losses on securities AFS realized in income	—	190	2	331

Net unrealized gains	3,303	1,135	6,956	3,626

Income tax effect	(1,155)	(397)	(2,435)	(1,270)

Other comprehensive income	2,148	738	4,521	2,356

Comprehensive income	$6,209	$3,013	$15,992	$8,197

The following table summarizes the changes within each classification of accumulated other comprehensive income for the nine months ended September 30, 2011 and 2010:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2010	$32	$(374)	$(342)
Other comprehensive income, net	4,521	—	4,521

Balance at September 30, 2011	$4,553	$(374)	$4,179

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In thousands)
Balance at December 31, 2009	$468	$(626)	$(158)
Other comprehensive income, net	2,356	—	2,356

Balance at September 30, 2010	$2,824	$(626)	$2,198

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$20,076	$—	$20,076
U.S. treasury bonds	—	2,011	—	2,011
Mortgage-backed – residential	—	63,781	—	63,781
REMICs	—	3,282	—	3,282
Collateralized mortgage obligations	—	63,522	—	63,522
Trust preferred stock	—	—	1,367	1,367
Preferred stock	156	—	—	156
Corporate bonds	—	8,232	—	8,232
Obligations of state and political subdivisions	—	70,201	—	70,201
Mortgage banking derivative – asset	—	1,716	—	1,716
Mortgage banking derivative – liability	—	(578)	—	(578)

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$11,985	$—	$11,985
Mortgage-backed – residential	—	40,576	—	40,576
REMICs	—	3,541	—	3,541
Collateralized mortgage obligations	—	51,057	—	51,057
Trust preferred stock	—	—	1,498	1,498
Preferred stock	48	—	—	48
Corporate bonds		3,797		3,797
Obligations of state and political subdivisions	—	52,750	—	52,750
Mortgage banking derivative – asset	—	265	—	265

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2011	$1,498
Total gains or losses (realized/unrealized)
Included in earnings	(2)
Included in other comprehensive income (presented gross of taxes)	(133)
Amortization	4
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2011	$1,367

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, July 1, 2011	$1,538
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income (presented gross of taxes)	(171)
Amortization	—
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2011	$1,367

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2010	$1,589
Total gains or losses (realized/unrealized)
Included in earnings	(214)
Included in other comprehensive income (presented gross of taxes)	66
Amortization	16
Sales	(25)
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2010	$1,432

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, July 1, 2010	$1,516
Total gains or losses (realized/unrealized)
Included in earnings	(73)
Included in other comprehensive income (presented gross of taxes)	(21)
Amortization	10
Transfers in and/or out of Level 3	—

Ending balance, September 30, 2010	$1,432

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential and Home Equity Loans	$—	$—	$1,471	$1,471
Commercial Loans			4,687	4,687
Multi Family Loans			322	322
CRE loans			16,422	16,422

Total Impaired loans			22,902	22,902
Mortgage servicing rights	—	8,660	—	8,660
Real estate held for sale
Residential Loans			28	28
CRE loans			383	383

Total Real Estate held for sale			411	411

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential and Home Equity Loans	$	$	$2,541	$2,541
Commercial Loans			7,236	7,236
Multi Family Loans			962	962
CRE loans			16,835	16,835

Total Impaired loans			27,574	27,574
Mortgage servicing rights	—	9,477	—	9,477
Real estate held for sale	—	—	3,449	3,449

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $22.9 million, with a valuation allowance of $14.3 million at September 30, 2011. A provision expense of $717,000 for the three months and $6.2 million for the nine months ended September 30, 2011 were included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $8.7 million at September 30, 2011, resulting in a valuation allowance of $1.7 million. A charge of $1.1 million for the three months and $585,000 for the nine months ended September 30, 2011 were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $93,000 for the three months and $644,000 for the nine months ended September 30, 2011, which was recorded directly as an adjustment to current earnings through non-interest expense.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $27.6 million, with a valuation allowance of $16.6 million at December 31, 2010. A provision expense of $18.0 million for the year ended December 31, 2010 was included in earnings.

Mortgage servicing rights are carried at the lower of cost or fair value had a fair value of $9.5 million at December 31, 2010, resulting in a valuation allowance of $1.1 million. A recovery of $353,000 was included in the earnings for the year ended December 31, 2010.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $3.2 million for the year ended December 31, 2010 and was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the table below is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2011 and December 31, 2010. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

Much of the information used to arrive at “fair value” is highly subjective and judgmental in nature and therefore the results may not be precise. Subjective factors include, among other things, estimated cash flows, risk characteristics and interest rates, all of which are subject to change. With the exception of investment securities, the Company’s financial instruments are not readily marketable and market prices do not exist. Since negotiated prices for the instruments that are not readily marketable depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of these instruments could be significantly different.

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

The carrying value of subordinated debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2011.

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Values	Carrying Value	Estimated Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$190,234	$190,234	$169,164	$169,164
Investment securities	233,364	233,382	166,091	166,117
Federal Home Loan Bank Stock	20,655	N/A	21,012	N/A
Loans, net, including loans held for sale	1,435,355	1,460,237	1,496,550	1,498,990
Mortgage banking derivative asset	1,716	1,716	265	265
Accrued interest receivable	6,654	6,654	6,374	6,374

	1,887,978	$1,892,223	1,859,456	$1,840,910

Other assets	170,379		176,061

Total assets	$2,058,357		$2,035,517

Liabilities and stockholders’ equity:
Deposits	$1,589,980	$1,597,364	$1,575,419	$1,582,539
Advances from Federal Home Loan Bank	81,852	85,851	116,885	121,504
Securities sold under repurchase agreements	55,477	55,477	56,247	55,443
Subordinated debentures	36,083	33,327	36,083	32,258
Accrued interest payable	512	512	724	724
Mortgage banking derivative liability	578	578	—	—
Advance payments by borrowers for taxes and insurance	897	897	937	937

	1,765,379	$1,774,006	1,786,295	$1,793,405

Other liabilities	17,860		8,891

Total liabilities	1,783,239		1,795,186
Stockholders’ equity	275,118		240,331

Total liabilities and stockholders’ equity	$2,058,357		$2,035,517

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

As of September 30, 2011, 320,000 options (298,000 for employees and 22,000 for directors) have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officer’s, which vest 40% in 2011 and then 20% annually, subject to certain other limitations required by the Emergency Economic Stabilization Act of 2008. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

On August 15, 2011, the Company approved a Short-Term and a Long-Term Equity Incentive Plan for selected members of management. The Plans are effective January 1, 2011 and provide for cash and/or equity benefits if certain performance targets are achieved. Awards issued under these Plans will reduce the amount of awards available to be issued under the 2010 Equity Plan.

The Short-Term Equity Incentive Plan includes nine members of management. These participants may earn up to 25% to 45% of their 2011 salary for potential payout under the Short-Term Equity Incentive Plan. The final amount of benefit will be determined December 31, 2011 based on the achievement of certain targets which will each contribute from 10% to 25% of the total potential benefit earned. The targets include diluted earnings per share, net charge offs to average loans, non-performing assets to total assets, classified assets to total assets, return on average equity and return on average assets. Two of the Participants in the Plan are high-compensated employees (“HCE’s”) who are not eligible to receive cash payments and therefore their total potential benefit will be paid out as restricted share awards. These participants may earn up to a maximum of 13,554 awards if all targets are achieved. Any estimated expense associated with payment of these awards is considered an equity arrangement for accounting purposes and will be accounted for as a component of equity. For the quarter ended September 30, 2011 total expense of $122,000 has been recorded through equity associated with the estimated benefits to these participants. The remaining participants have the option to receive their potential benefits in cash, restricted share awards, or a combination thereof. Accordingly any expense associated with payment of these benefits is considered a liability award for accounting purposes and will be accounted for as an accrued liability. For the quarter ended September 30, 2011 total expense of $168,000 was recorded and is included within other liabilities. The benefits earned under this plan will be paid out as follows 50% in the first quarter of 2012, 25% in the first quarter of 2013, and 25% in the first quarter of 2014. The participants are required to be employed on the day of payout in order to receive such payment.

The Long-Term Equity Incentive Plan includes nine members of management. These participants may earn up to 25% to 45% of their 2011 salary for potential payout under the Long-Term Equity Incentive Plan. The final amount of benefit will be determined December 31, 2012 based on the achievement of certain targets which will each contribute from 33% to 34% of the total potential benefit earned. The targets include a peer comparison of return on average equity, earnings per share growth and revenue growth. Two of the Participants in the Plan are high-compensated employees (“HCE’s”) who are not eligible to receive cash payments and therefore their total potential benefit will be paid out as restricted share awards. These participants may earn up to a maximum of 13,554 awards if all targets are achieved. Any estimated expense associated with payment of these awards is considered an equity arrangement for accounting purposes and will be accounted for as a component of equity. For the quarter ended September 30, 2011 total expense of $61,000 has been recorded through equity associated with the estimated benefits to these participants. The remaining participants have the option to receive their potential benefits in cash, restricted share awards, or a combination thereof. Accordingly any expense associated with payment of these benefits is considered a liability award for accounting purposes and will be accounted for as an accrued liability. For the quarter ended September 30, 2011 total expense of $103,000 was recorded and is included within other liabilities. The benefits earned under this plan will be paid out in full in the first quarter of 2013. The participants are required to be employed on the day of payout in order to receive such payment.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during the nine months ended September 30, 2011.

	Nine Months Ended September 30,
	2011	2010
Expected average risk-free rate	—	1.57%
Expected average life	—	7.20 years
Expected volatility	—	44.62%
Expected dividend yield	—	0.00%

Following is activity under the plans during the nine months ended September 30, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	415,000	$19.17
Forfeited or cancelled	(94,150)	15.37
Exercised	(850)	12.59
Granted	—	—

Options outstanding September 30, 2011	320,000	$20.30	5.16	$227,272

Vested or expected to vest at September 30, 2011	320,000	$20.30	5.16	$227,272

Exercisable at September 30, 2011	240,240	$22.21	4.54	$85,000

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Nine Months Ended September 30,
	2011	2010
Cash received from option exercises	$11,000	$3,000
Tax benefit realized from option exercises	—	—
Intrinsic value of options exercised	1,000	1,000

As of September 30, 2011, there was $149,000 of total unrecognized compensation costs related to unvested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 2.0 years.

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

Unvested Shares	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2011	0	$—
Granted	4,738	14.00
Vested	0	—
Forfeited	0	—

Unvested at September 30, 2011	4,738	14.00

As of September 30, 2011, there was $47,000 of total unrecognized compensation cost related to unvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.43 years.

As of September 30, 2011, 340,263 options/restricted shares remain available for future grants.

6. Dividends on Common Stock

No common stock dividends were declared by First Defiance in the first three quarters of 2011 or for the same periods in 2010.

On November 7, 2011, the Company announced it has received permission from its regulators to pay a cash dividend of $0.05 per common share payable on December 1, 2011 to shareholders of record at the close of business on November 15, 2011.

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

7. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$3,553	$1,769	$9,951	$4,328
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	9,725	8,118	9,248	8,118
Effect of warrants	151	—	151	25
Effect of employee stock options	15	—	14	—
Effect of employee restricted stock units	4	—	4	—

Denominator for diluted earnings per common share share	9,895	8,118	9,417	8,143

Basic earnings per common share	$0.37	$0.22	$1.08	$0.53

Diluted earnings per common share	$0.36	$0.22	$1.06	$0.53

There were 257,900 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2010. There were 428,750 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2010 and 550,595 shares issuable related to warrants were anti-dilutive for the three months ended September 30, 2010.

8. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2011
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$19,982	$98	$(4)	$20,076
U.S. treasury bonds	2,000	11	—	2,011
Mortgage-backed securities – residential	61,299	2,500	(18)	63,781
REMICs	3,216	66	—	3,282
Collateralized mortgage obligations	60,820	2,702	—	63,522
Trust preferred securities and preferred stock	3,790	121	(2,388)	1,523
Corporate bonds	8,607	—	(375)	8,232
Obligations of state and political subdivisions	65,910	4,304	(13)	70,201

Totals	$225,624	$9,802	$(2,798)	$232,628

Held-to-Maturity Securities*:
FHLMC certificates	$85	$6	$—	$91
FNMA certificates	208	4	—	212
GNMA certificates	75	3	—	78
Obligations of state and political subdivisions	368	5	—	373

Totals	$736	$18	$—	$754

At December 31, 2010
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$11,980	$80	$(75)	$11,985
Mortgage-backed securities – residential	39,561	1,244	(229)	40,576
REMICs	3,378	163	—	3,541
Collateralized mortgage obligations	49,862	1,364	(169)	51,057
Trust preferred securities and preferred stock	3,787	13	(2,254)	1,546
Corporate bonds	3,782	15	—	3,797
Obligations of state and political subdivisions	52,853	779	(882)	52,750

Totals	$165,203	$3,658	$(3,609)	$165,252

Held-to-Maturity Securities*:
FHLMC certificates	$95	$7	$—	$102
FNMA certificates	259	6	—	265
GNMA certificates	86	3	—	89
Obligations of state and political subdivisions	399	10	—	409

Totals	$839	$26	$—	$865

*	FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at September 30, 2011 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,844	$1,855	$60	$61
Due after one year through five years	15,498	15,260	60	64
Due after five years through ten years	30,730	31,797	248	248
Due after ten years	52,217	53,130	—	—
MBS/CMO/REMIC	125,335	130,586	368	381

	$225,624	$232,628	$736	$754

Investment securities with a carrying amount of $137.2 million at September 30, 2011 were pledged as collateral on public deposits, securities sold under repurchase agreements, Federal Reserve discount window and FHLB advances.

As of September 30, 2011, the Company’s investment portfolio consisted of 369 securities, 22 of which were in an unrealized loss position.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at September 30, 2011 and December 31, 2010:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At September 30, 2011
Available-for-sale securities:
Obligations of U.S. govt. corps. and agencies	$1,995	$(4)	$—	$—	$1,995	$(4)
Mortgage-backed – residential	4,123	(18)	—	—	4,123	(18)
Trust preferred stock and preferred stock	—	—	1,367	(2,388)	1,367	(2,388)
Corporate bonds	8,231	(375)	—	—	8,231	(375)
Obligations of state and political subdivisions	846	(6)	1,726	(7)	2,572	(13)

Total temporarily impaired securities	$15,195	$(403)	$3,093	$(2,395)	$18,288	$(2,798)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At December 31, 2010
Available-for-sale securities:
Obligations of U.S. govt. corps. and agencies	$3,925	$(75)	$—	$—	$3,925	$(75)
Mortgage-backed securities – residential	11,876	(229)	—	—	11,876	(229)
Collateralized mortgage obligations and REMICs	6,011	(169)	—	—	6,011	(169)
Obligations of state and political subdivisions	21,431	(729)	1,116	(153)	22,547	(882)
Trust preferred stock and preferred stock	—	—	1,498	(2,254)	1,498	(2,254)

Total temporarily impaired securities	$43,243	$(1,202)	$2,614	$(2,407)	$45,857	$(3,609)

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

There were no realized gains from the sales, calls or maturities of investment securities in the third quarter of 2011 or for the same period in 2010. Realized gains from the sales, calls or maturities of investment securities totaled $49,000 ($32,000 after tax) for the first nine months of 2011 compared to realized gains of $6,000 ($4,000 after tax) for the first nine months of 2010.

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

In the third quarter of 2011, management determined there was no OTTI compared to OTTI of $190,000 for the same period in 2010. For the first nine months of 2011, the Company recorded OTTI write-downs of $2,200 compared to $331,000 for the same period in 2010.

The Company held nine CDOs at September 30, 2011. Four of those CDOs were written down in full prior to January 1, 2010. The remaining five CDOs have a total amortized cost of $3.8 million at September 30, 2011. Of these, three, with a total amortized cost of $1.8 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI.

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

The default and recovery probabilities for each piece of collateral were formed based on the evaluation of the collateral credit and a review of historical industry default data and current/near-term operating conditions. For collateral that has already deferred, the Company assumed a recovery of 10% of par for banks, thrifts or other depository institutions and 15% for insurance companies. Although there is a possibility that the deferring collateral will become current at some point in the future, First Defiance has assumed that it will continue to defer and gradually will default.

The following table details the seven securities with OTTI, their lowest credit rating at September 30, 2011 and the related credit losses recognized in earnings for the three month periods ended March 31, 2011, June 30, 2011 and September 30, 2011 (In Thousands):

	Preferred Term VI	TPREF Funding II	Alesco VIII	Preferred Term Security XXVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX

	Rated Ca	Rated Caa3	Rated Ca	Rated C	Rated Ca	Not Rated	Not Rated	Total
Cumulative OTTI related to credit loss at January 1, 2011	$80	$318	$1,000	$76	$857	$453	$465	$3,249

Addition – Qtr 1	—	—	—	2	—	—	—	2

Cumulative OTTI related to credit loss at March 31, 2011	$80	$318	$1,000	$78	$857	$453	$465	$3,251

Addition – Qtr 2	—	—	—	—	—	—	—	—

Cumulative OTTI related to credit loss at June 30, 2011	$80	$318	$1,000	$78	$857	$453	$465	$3,251

Addition – Qtr 3	—	—	—	—	—	—	—	—

Cumulative OTTI related to credit loss at September 30, 2011	$80	$318	$1,000	$78	$857	$453	$465	$3,251

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $854,000 for the above securities at September 30, 2011. There was $820,000 recognized in AOCI at December 31, 2010.

The following table provides additional information related to the five CDO investments for which a balance remains as of September 30, 2011 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2011	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub-ordination as a % of Current Performing Collateral

Preferred Term VI	Mezz	$185	$50	$135	$—	Ca	5	64.39%	—%	—%

TPREF Funding II	B	677	248	429	—	Caa3	17	38.81%	18.87%	—

I-Preferred Term Sec I	B-1	1,000	473	527	—	CCC	15	16.80%	12.94%	27.38%

Dekania II CDO	C-1	990	443	547	—	CCC	34	3.73%	12.49%	31.74%

Preferred Term Sec XXVII	C-1	903	153	750	2	C	33	28.14%	23.52%	—

Total		$3,755	$1,367	$2,388	$2

There was no OTTI recorded in the third quarter of 2011. The increase in OTTI in the first quarter of 2011 was the result of deterioration in the performance of the underlying collateral. Specifically, depreciation was driven by both realized credit events (i.e. defaults and deferrals) and weakening credit fundamentals in some of the performing collateral, which led to an increased probability of default going forward. Excluding the Preferred Term VI, the Company’s assumed average lifetime default rate decreased slightly to 29.7% at the end of the third quarter 2011 from a rate of 29.8% at the end of the third quarter 2010 and declined from 30.2% at the end of the second quarter 2011.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$476	$401	$474	$2,521
Additions for amounts related to credit loss for which an OTTI was not previously recognized	—	—	—	76
Reductions for amounts realized for securities sold during the period	—	—	—	(2,261)
Reductions for amounts related to securities for which the Company intends to sell or that it will be more than likely than not that the Company will be required to sell prior to recovery of amortized cost basis	—	—	—	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—	73	2	138

Ending balance	$476	$474	$476	$474

The proceeds from the sales and calls of securities and the associated gains are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Proceeds	$—	$—	$1,982	$28
Gross realized gains	—	—	49	6
Gross realized losses	—	—	—	—

9. Loans

Loans receivable consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Real Estate:
Secured by 1-4 family residential	$189,669	$205,938
Secured by multi-family residential	126,672	120,534
Secured by non-residential real estate	639,787	646,478
Construction	35,203	30,340

	991,331	1,003,290
Other Loans:
Commercial	339,128	369,959
Home equity and improvement	124,956	133,593
Consumer Finance	19,701	22,848

	483,785	526,400

Total loans	1,475,116	1,529,690
Deduct:
Undisbursed loan funds	(13,709)	(9,267)
Net deferred loan origination fees and costs	(893)	(920)
Allowance for loan loss	(38,110)	(41,080)

Totals	$1,422,404	$1,478,423

Changes in the allowance for loan losses were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$40,530	$38,852	$41,080	$36,547
Provision for loan losses	3,097	5,196	8,335	17,525
Charge-offs:
Residential	647	1,164	2,087	2,625
Commercial real estate	2,622	688	6,413	5,122
Commercial	2,533	842	2,975	4,730
Home equity and improvement	290	148	801	703
Consumer finance	36	28	67	69

Total charge-offs	6,128	2,870	12,343	13,249
Recoveries	611	165	1,038	520

Net charge-offs	5,517	2,705	11,305	12,729

Ending allowance	$38,110	$41,343	$38,110	$41,343

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended September 30, 2011 by portfolio segment and impairment method (in thousands):

Quarter Ended September 30, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$1,610	$—	$146	$12,194	$4,440	$36	$—	$18,426
Charge-Offs	(152)	—	(78)	(2,218)	(2,458)	—	—	(4,906)
Recoveries	—	—	—	—	—	—	—	—
Provisions	(759)	—	392	941	183	—	—	757

Ending Specific Allocations	$699	$—	$460	$10,917	$2,165	$36	$—	$14,277

Allowance for loans collectively evaluated
Beginning General Allocations	$4,320	$47	$1,807	$10,250	$3,850	$1,603	$227	$22,104
Charge-Offs	(495)	—	—	(326)	(75)	(290)	(36)	(1,222)
Recoveries	38	—	—	185	342	35	11	611
Provisions	(539)	22	370	860	1,522	88	17	2,340

Ending General Allocations	$3,324	$69	$2,177	$10,969	$5,639	$1,436	$219	$23,833

The following table discloses allowance for loan loss activity for year-to-date September 30, 2011 by portfolio segment and impairment method (in thousands):

Year-to-Date September 30, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$1,741	$13	$230	$10,213	$4,362	$36	$—	$16,595
Charge-Offs	(1,013)	—	(442)	(4,619)	(2,664)	—	—	(8,738)
Recoveries	—	—	—	—	—	—	—	—
Provisions	(29)	(13)	672	5,323	467	—	—	6,420

Ending Specific Allocations	$699	$—	$460	$10,917	$2,165	$36	$—	$14,277

Allowance for loans collectively evaluated
Beginning General Allocations	$4,215	$60	$1,917	$9,995	$6,509	$1,492	$297	$24,485
Charge-Offs	(1,074)	—	—	(1,352)	(311)	(801)	(67)	(3,605)
Recoveries	56	—	—	497	374	56	55	1,038
Provisions	127	9	260	1,829	(933)	689	(66)	1,915

Ending General Allocations	$3,324	$69	$2,177	$10,969	$5,639	$1,436	$219	$23,833

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011:

(In Thousands)

	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity & Improvement	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$699	$—	$460	$10,557	$2,055	$36	$—	$13,807
Collectively evaluated for impairment	3,324	69	2,177	10,969	5,639	1,436	219	23,833
Acquired with deteriorated credit quality	—	—	—	360	110	—	—	470

Total ending allowance balance	$4,023	$69	$2,637	$21,886	$7,804	$1,472	$219	$38,110

Loans:
Loans individually evaluated for impairment	$4,457	$—	$1,790	$38,345	$9,408	$324	$—	$54,324
Loans collectively evaluated for impairment	185,526	35,193	125,100	602,090	330,377	125,166	19,727	1,423,179
Loans acquired with deteriorated credit quality	74	—	—	1,243	655	—	—	1,972

Total ending loans balance	$190,057	$35,193	$126,890	$641,678	$340,441	$125,490	$19,726	$1,479,475

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

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	September 30, 2011	December 31, 2010
	(in thousands)
Non-accrual loans	$48,297	$41,040
Loans over 90 days past due and still accruing	—	—
Troubled debt restructuring, still accruing	2,934	6,001

Total non-performing loans	51,231	$47,041
Real estate and other assets held for sale	5,805	9,591

Total non-performing assets	$57,036	$56,632

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Average of impaired loans during the period	$59,274	$63,677	$64,262	$62,802
Interest income recognized during the period	386	596	1,480	1,458
Cash-basis interest income recognized	382	578	1,401	1,288

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,224	$14	$14	$2,763	$53	$51
Residential Non Owner Occupied	2,249	28	28	2,656	64	68

Total Residential Real Estate	4,473	42	42	5,419	117	119
Construction	—	—	—	31	—	—
Multi-Family	1,836	16	16	2,263	73	67
CRE Owner Occupied	10,210	52	55	11,340	267	249
CRE Non Owner Occupied	19,830	184	183	19,950	674	624
Agriculture Land	1,773	17	16	2,072	39	39
Other CRE	8,483	10	7	7,869	51	42

Total Commercial Real Estate	40,296	263	261	41,231	1,031	954
Commercial Working Capital	3,346	21	21	4,260	68	71
Commercial Other	9,012	40	39	10,745	180	179

Total Commercial	12,358	61	60	15,005	248	250
Consumer	—	—	—	—	—	—
Home Equity and Home Improvement	311	4	3	313	11	11

Total Impaired Loans	$59,274	$386	$382	$64,262	$1,480	$1,401

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,057	$1,060	$—
Residential Non Owner Occupied	1,530	1,540	—

Total Residential Real Estate	2,587	2,600	—
Construction	—	—	—
Multi-Family Residential Real Estate	1,009	1,010	—
CRE Owner Occupied	4,131	4,140	—
CRE Non Owner Occupied	5,641	5,647	—
Agriculture Land	1,462	1,464	—
Other CRE	948	946	—

Total Commercial Real Estate	12,182	12,197	—
Commercial Working Capital	1,541	1,546	—
Commercial Other	1,654	1,663	—

Total Commercial	3,195	3,209	—
Consumer	—	—	—
Home Equity and Home Improvement	41	41	—

Total loans with no allowance recorded	$19,014	$19,058	$—

With an allowance recorded:
Residential Owner Occupied	$1,061	$1,060	$362
Residential Non Owner Occupied	864	871	337

Total Residential Real Estate	1,925	1,931	699
Construction	—	—	—
Multi-Family Residential Real Estate	782	780	460
CRE Owner Occupied	5,610	5,618	2,192
CRE Non Owner Occupied	13,886	13,923	5,868
Agriculture Land	304	305	163
Other CRE	7,539	7,545	2,694

Total Commercial Real Estate	27,339	27,391	10,917
Commercial Working Capital	939	941	360
Commercial Other	5,913	5,913	1,805

Total Commercial	6,852	6,854	2,165
Consumer	—	—	—
Home Equity and Home Improvement	281	282	36

Total loans with an allowance recorded	$37,179	$37,238	$14,277

Impaired loans have been recognized in conformity with FASB ASC Topic 310.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,679	$1,685	$—
Residential Non Owner Occupied	3,300	3,311	—

Total Residential Real Estate	4,979	4,996	—
Construction	—	—	—
Multi-Family Residential Real Estate	137	139	—
CRE Owner Occupied	4,530	4,534	—
CRE Non Owner Occupied	6,909	6,921	—
Agriculture Land	2,394	2,401	—
Other CRE	1,639	1,645	—

Total Commercial Real Estate	15,472	15,501	—
Commercial Working Capital	1,713	1,718	—
Commercial Other	4,435	4,454	—

Total Commercial	6,148	6,172	—
Consumer	—	—	—
Home Equity and Home Improvement	35	35	—

Total loans with no allowance recorded	$26,771	$26,843	$—

With an allowance recorded:
Residential Owner Occupied	$800	$803	$259
Residential Non Owner Occupied	3,185	3,195	1,482

Total Residential Real Estate	3,985	3,998	1,741
Construction	64	64	13
Multi-Family Residential Real Estate	1,193	1,194	230
CRE Owner Occupied	6,436	6,451	2,860
CRE Non Owner Occupied	13,743	13,789	5,554
Agriculture Land	315	316	163
Other CRE	6,554	6,558	1,636

Total Commercial Real Estate	27,048	27,114	10,213
Commercial Working Capital	3,658	3,660	1,763
Commercial Other	7,940	7,968	2,599

Total Commercial	11,598	11,628	4,362
Consumer	—	—	—
Home Equity and Home Improvement	281	282	36

Total loans with an allowance recorded	$44,169	$44,280	$16,595

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	Non Accrual	Accruing TDR’s	Total Past Due & TDR
Residential Owner Occupied	$116,703	$1,576	$221	$2,431	$887	$5,115
Residential Non Owner Occupied	65,824	447	71	1,597	300	2,415

Total residential real estate	182,527	2,023	292	4,028	1,187	7,530
Construction	35,133	—	—	60	—	60
Multi-Family	124,337	741	—	802	1,010	2,553
CRE Owner Occupied	274,388	956	—	10,238	1	11,195
CRE Non Owner Occupied	234,421	105	64	14,220	89	14,478
Agriculture Land	67,945	—	27	1,456	159	1,642
Other Commercial Real Estate	28,630	372	—	8,607	—	8,979

Total Commercial Real Estate	605,384	1,433	91	34,521	249	36,294
Commercial Working Capital	139,772	—	229	1,166	—	1,395
Commercial Other	191,641	29	110	7,320	174	7,633

Total Commercial	331,413	29	339	8,486	174	9,028
Consumer	19,536	151	19	20	—	190
Home Equity / Home Improvement	122,477	1,745	491	453	324	3,013

Total Loans	$1,420,807	$6,122	$1,232	$48,370	$2,944	$58,668

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	Non Accrual	Accruing TDR’s	Total Past Due & TDR
Residential Owner Occupied	$106,249	$298	$1,420	$1,933	$1,775	$5,426
Residential Non Owner Occupied	86,680	842	393	5,295	1,489	8,019

Total residential real estate	192,929	1,140	1,813	7,228	3,264	13,445
Construction	30,275	—	—	64	—	64
Multi-Family	119,606	257	228	686	—	1,171
CRE Owner Occupied	204,590	607	718	5,764	671	7,760
CRE Non Owner Occupied	308,278	247	518	7,519	142	8,426
Agriculture Land	73,650	108	176	1,971	166	2,421
Other Commercial Real Estate	36,378	—	85	5,793	1,179	7,057

Total Commercial Real Estate	622,896	962	1,497	21,047	2,158	25,664
Commercial Working Capital	148,116	—	10	3,287	—	3,297
Commercial Other	209,328	413	1,595	8,264	291	10,563

Total Commercial	357,444	413	1,605	11,551	291	13,860
Consumer	22,642	233	53	14	—	300
Home Equity / Home Improvement	130,281	2,738	335	527	317	3,917

Total Loans	$1,476,073	$5,743	$5,531	$41,117	$6,030	$58,421

Troubled Debt Restructurings

The Company has allocated $4.9 million and $2.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010. The Company has committed to lend additional amounts totaling up to $4,000 and $33,000 as of September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and nine month periods ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; or some other modification deeming the loan a troubled debt restructuring.

Modifications involving a reduction of the stated interest rate of the loan were for one loan and were for the remaining maturity of that loan, which is in 14 years. Modifications involving an extension of the maturity date were for periods ranging from 4 months to 18 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending September 30, 2011:

	Loans Modified as a TDR for the Three Months Ended September 30, 2011			Loans Modified as a TDR for the Nine Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of Period End)	Increase in the Allowance (as of Period End)	Number of Loans	Recorded Investment (as of Period End)	Increase in the Allowance (as of Period End)
Residential Owner Occupied	1	$13	$—	2	$29	$—
CRE Owner Occupied	2	553	—	3	698	434
CRE Non Owner Occupied	3	3,433	240	4	5,148	1,397
Home Equity/Improvement	1	23	(7)	1	23	—

Total	7	$4,022	$233	10	$5,898	$1,831

The troubled debt restructurings described above increased the allowance for loan losses by $233,000 and $1.8 million for the three and nine months ending September 30, 2011, and resulted in $78,000 of charge offs during the three and nine months ending September 30, 2011.

There was one loan that defaulted during the three and nine months ending September 30, 2011 that was modified as a troubled debt restructured loan within the prior 12 months. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in an internal loan committee meeting.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$6,285	$220	$3,847	$—	$111,466	$121,818
Residential Non Owner Occupied	49,426	4,001	7,912	—	6,900	68,239

Total residential real estate	55,711	4,221	11,759	—	118,366	190,057
Construction	27,984	114	393	—	6,702	35,193
Multi Family	118,464	2,944	4,349	—	1,133	126,890
CRE Owner Occupied	246,325	10,112	29,015	—	129	285,581
CRE Non Owner Occupied	208,779	3,465	36,493	—	161	248,898
Agriculture Land	65,509	902	3,176	—	—	69,587
Other CRE	21,985	2,038	12,413	—	1,176	37,612

Total Commercial Real Estate	542,598	16,517	81,097	—	1,466	641,678
Commercial Working Capital	120,909	11,155	9,102	—	—	141,166
Commercial Other	167,722	11,960	19,593	—	—	199,275

Total Commercial	288,631	23,115	28,695	—	—	340,441
Consumer	—	—	76	15	19,635	19,726
Home Equity/Improvement	—	—	992	—	124,498	125,490

Total	$1,033,388	$46,911	$127,361	$15	$271,800	$1,479,475

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$6,462	$1,055	$5,302	$794	$98,063	$111,676
Residential Non Owner Occupied	71,339	4,131	12,279	106	6,843	94,698

Total residential real estate	77,801	5,186	17,581	900	104,906	206,374
Construction	22,794	363	64	—	7,118	30,339
Multi Family	111,042	7,089	787	661	1,198	120,777
CRE Owner Occupied	174,468	12,308	25,081	295	198	212,350
CRE Non Owner Occupied	270,243	12,603	33,663	—	195	316,704
Agriculture Land	68,842	2,536	4,693	—	—	76,071
Other CRE	26,685	2,654	12,903	—	1,193	43,435

Total Commercial Real Estate	540,238	30,101	76,340	295	1,586	648,560
Commercial Working Capital	113,962	26,206	11,245	—	—	151,413
Commercial Other	181,506	14,138	24,247	—	—	219,891

Total Commercial	295,468	40,344	35,492	—	—	371,304
Consumer	—	—	60	56	22,826	22,942
Home Equity/Improvement	—	—	852	546	132,800	134,198

Total	$1,047,343	$83,083	$131,176	$2,458	$270,434	$1,534,494

10. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Gain from sale of mortgage loans	$2,128	$2,886	$3,954	$5,262
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	852	761	2,529	2,263
Amortization of mortgage servicing rights	(553)	(798)	(1,349)	(1,634)
Mortgage servicing rights valuation adjustments	(1,072)	(527)	(585)	(777)

	(773)	(564)	595	(148)

Net revenue from sale and servicing of mortgage loans	$1,355	$2,322	$4,549	$5,114

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.3 billion for September 30, 2011 and $1.2 billion for September 30, 2010.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,477	$10,448	$10,602	$10,436
Loans sold, servicing retained	446	894	1,117	1,742
Amortization	(553)	(798)	(1,349)	(1,634)

Carrying value before valuation allowance at end of period	10,370	10,544	10,370	10,544
Valuation allowance:
Balance at beginning of period	(638)	(1,728)	(1,125)	(1,478)
Impairment recovery (charges)	(1,072)	(527)	(585)	(777)

Balance at end of period	(1,710)	(2,255)	(1,710)	(2,255)

Net carrying value of MSRs at end of period	$8,660	$8,289	$8,660	$8,289

Fair value of MSRs at end of period	$8,660	$8,289	$8,660	$8,289

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

11. Deposits

A summary of deposit balances is as follows (in thousands):

	September 30, 2011	December 31, 2010
Non-interest-bearing checking accounts	$239,594	$216,699
Interest-bearing checking and money market accounts	607,965	555,434
Savings accounts	155,244	144,491
Retail certificates of deposit less than $100,000	429,686	465,774
Retail certificates of deposit greater than $100,000	143,477	151,258
Brokered or national certificates of deposit	14,014	41,763

	$1,589,980	$1,575,419

12. Borrowings

First Defiance’s debt, Federal Home Loan Bank (“FHLB”) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
FHLB Advances:
Single maturity fixed rate advances	$20,000	$35,000
Putable advances	44,000	54,000
Strike-rate advances	17,000	27,000
Amortizable mortgage advances	852	885

Total	$81,852	$116,885

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. As of September 30, 2011, $14.0 million of the putable advances with a weighted average rate of 2.69% were not callable by the FHLB. The call dates for these advances range from October 14, 2011 to December 12, 2011 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $30.0 million of putable advances with a weighted average rate of 4.76%. The maturity dates of these advances range from October 28, 2013 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at September 30, 2011 was 0.37%. The weighted average rate of the strike-rate advances is 3.61% and the maturity dates range from October 15, 2012 to February 25, 2013.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15.0 million of Guaranteed Capital Trust Securities (Trust Preferred

Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.50% points, repricing quarterly, thereafter.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20.0 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.75% and 1.67% on September 30, 2011 and December 31, 2010 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$49,389	$61,582	$26,382	$48,801
Unused lines of credit	25,827	178,161	34,735	193,092
Standby letters of credit	0	20,243	0	21,533

Total	$75,216	$259,986	$61,117	$263,426

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $57.2 million and $34.7 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage at September 30, 2011 and December 31, 2010, respectively.

14. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2007. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

15. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $45.9 million and $24.9 million of interest rate lock commitments at September 30, 2011 and December 31, 2010, respectively. There were $57.2 million and $34.7 million of forward commitments for the future delivery of residential mortgage loans at September 30, 2011 and December 31, 2010, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	September 30, 2011			December 31, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$1,716	$(578)	$1,137	$265	$—	$265

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$734	$760	$782	$864

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

17. Acquisition

On July 1, 2011, First Defiance acquired PDI, an insurance agency headquartered in Maumee and Oregon, Ohio for a cash purchase price $4.8 million and future consideration to be paid in cash in 2012 and 2013. As of September 30, 2011, management has preliminarily reported goodwill of approximately $4.0 million and identifiable intangible assets of $1.4 million consisting of customer relationship intangible of $896,000 and a non-compete intangible of $526,000. The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Fair values are preliminary and subject to revision until final values are determined by management, which is expected to occur by December 31, 2011 and cannot extend beyond one year after the closing date of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General - First Defiance is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal and First Insurance. First Federal is a federally chartered savings bank that provides financial services through 33 full service banking centers in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust services. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products and investment and annuity products. Insurance products are sold through First Insurance’s offices in Defiance, Archbold, Maumee, Oregon, Bryan and Bowling Green, Ohio while investment and annuity products are sold through registered investment representatives located at certain First Federal banking center locations.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas, including FDIC-assisted transactions. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired banking institutions in the past with the most recent acquisition completed in 2008. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well and has been competing in for a long period of time. First Defiance completed its acquisition of Payak-Dubbs Insurance Agency Inc. (“PDI”), on July 1, 2011, which was merged into First Insurance with offices located in Maumee and Oregon, Ohio

Investments - First Defiance invests in U.S. Treasury and federal government agency obligations, obligations of municipal and other political subdivisions, mortgage-backed securities which are issued by federal agencies, corporate bonds, and collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB ASC Topic 320.

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $736,000 at September 30, 2011. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $232.6 million at September 30, 2011. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($20.1 million), U.S. treasury bonds ($2.0 million), certain municipal obligations ($70.2 million), CMOs and REMICs ($66.8 million), corporate bonds ($8.2 million), mortgage backed securities ($63.8 million) and trust preferred and preferred stock ($1.5 million).

In accordance with ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

Lending - In order to properly assess the collateral dependent loans included in its loan portfolio, the Company has established policies regarding the monitoring of the collateral underlying such loans. The Company generally requires an appraisal that is less than one year old for all new collateral dependent real estate loans, and all renewed collateral dependent real estate loans where new money is extended. The appraisal process is handled by the Credit Department, which selects the appraiser and orders the appraisal. First Defiance’s loan policy prohibits the account officer from talking or communicating with the appraiser to insure that the appraiser is not influenced by the account officer in any way in making their determination of value.

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

Loan modifications constitute a troubled debt restructuring if First Federal, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. For loans that are considered troubled debt restructurings, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the observable market price of the loan or the fair value of the collateral if the troubled debt restructurings are deemed collateral dependent. The difference between the carrying value and fair value of the loan is recorded as a valuation allowance.

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

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, its common shares will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share of $0.26 declared on the common stock prior to October 14, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) December 5, 2011, the third anniversary of the date of issuance of the Senior

Preferred Shares and (b) the date on which the Senior Preferred Shares have been redeemed in whole or the U.S. Treasury has transferred all of the Senior Preferred Shares to third parties, except that, after the third anniversary of the date of issuance of the Senior Preferred Shares, if the Senior Preferred Shares remain outstanding at such time, the Company may not increase its common dividends per share without obtaining consent of the U.S. Treasury.

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

The Company intends to redeem the Senior Preferred Shares and the Warrants as soon as it is prudent to do so. However, there are three factors the Company will continue to consider when evaluating redemption: (a) evidence of a sustained economic recovery, (b) the Company’s sustained profitable performance with growth in earnings, and (c) additional clarity of any new regulatory capital thresholds. The Company anticipates that it will redeem the Senior Preferred Shares and the Warrants within five years from the date of issuance, December 5, 2013, utilizing existing funds at that time. The companies’ earnings and capital levels have steadily improved over the past several quarters and the Company has seen improvement in the economic environment it operates. While the Company still believes that more clarity of any new capital level requirements is necessary, the Company feels that its overall financial position has improved to a level that would indicate a higher likelihood that the company would request approval for the repayment of TARP in the near term.

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

Changes in Financial Condition

At September 30, 2011, First Defiance’s total assets, deposits and stockholders’ equity amounted to $2.06 billion, $1.59 billion and $275.1 million, respectively, compared to $2.04 billion, $1.58 billion and $240.3 million, respectively, at December 31, 2010.

Net loans receivable (excluding loans held for sale) declined $56.0 million to $1.42 billion from $1.48 billion at December 31, 2010. The variances in loans receivable between September 30, 2011 and December 31, 2010 include decreases in commercial real estate loans (down $553,000), commercial loans (down $30.8 million), home equity and improvement loans (down $8.6 million), consumer loans (down $3.1 million) and one to four family residential real estate (down 16.3 million) while construction loans increased $4.9 million. Included in net loans receivable are $10.7 million of one to four family residential real estate loans purchased in the first quarter of 2011. Also included in net loans receivable are $7.6 million of mortgage loans transferred from loans held for sale in the first nine months of 2011. These loans were identified by management as having rates too low to sell into the secondary market.

The investment securities portfolio increased $67.3 million to $233.4 million at September 30, 2011 from $166.1 million at December 31, 2010. The increase is the result of $87.8 million of securities being purchased during the first nine months of 2011, offset by $11.1 million of securities maturing or being called in the period, principal pay downs of $17.4 million in CMOs and mortgage-backed securities, and $1.9 million of securities being sold. There was an unrealized gain in the investment portfolio of $7.0 million at September 30, 2011 compared to an unrealized gain of $49,000 at December 31, 2010.

Deposits increased from $1.58 billion at December 31, 2010 to $1.59 billion as of September 30, 2011. Of the $14.6 million increase, interest-bearing demand deposits and money market accounts increased $52.5 million to $608.0 million, savings accounts increased $10.8 million to $155.2 million and non-interest-bearing demand deposits increased $22.9 million to $239.6 million. These increases were partially offset by decreases in retail time deposits of $43.9 million to $573.2 million and broker/national certificates of deposit of $27.7 million to $14.0 million.

FHLB advances decreased $35.0 million to $81.9 million at September 30, 2011 from $116.9 million at December 31, 2010. The decrease is the result of paying off a $10.0 million putable advance and a $10.0 million strike-rate advance, both at maturity, in the first quarter of 2011. The Company also paid off a $15.0 million single maturity fixed rate advance in the third quarter of 2011 at maturity.

Stockholders’ equity increased from $240.3 million at December 31, 2010 to $275.1 million at September 30, 2011. First Defiance completed an underwritten public common stock offering in the first quarter of 2011 by issuing 1,600,800 shares of the Company’s common stock. As a result of the common stock offering, total equity increased a net $19.9 million. The other increases resulted from net income of $11.5 million and a $4.5 million unrealized gain on available-for-sale securities partially offset by $1.4 million of accrued dividends on preferred stock.

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

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,419,987	$19,519	5.45%	$1,545,378	$22,266	5.72%
Securities	220,040	2,220	4.10	159,045	1,814	4.64
Interest-earning deposits	183,199	110	0.24	98,112	68	0.27
FHLB stock and other	20,655	203	3.90	21,376	225	4.18

Total interest-earning assets	1,843,881	22,052	4.76	1,823,911	24,373	5.31
Non-interest-earning assets	212,230			221,924

Total assets	$2,056,111			$2,045,835

Interest-bearing liabilities:
Deposits	$1,353,009	$2,791	0.82%	$1,385,093	$4,667	1.34%
FHLB advances	88,146	768	3.46	123,566	1,187	3.81
Notes payable	55,149	127	0.91	44,927	109	0.96
Subordinated debentures	36,195	333	3.65	36,229	332	3.64

Total interest-bearing liabilities	1,532,499	4,019	1.04	1,589,815	6,295	1.57
Non-interest bearing deposits	230,164	—		200,207	—

Total including non-interest bearing demand deposits	1,762,663	4,019	0.90	1,790,022	6,295	1.40
Other non-interest-bearing liabilities	21,712			15,104

Total liabilities	1,784,375			1,805,126
Stockholders’ equity	271,736			240,709

Total liabilities and stock-holders’ equity	$2,056,111			$2,045,835

Net interest income; interest rate spread		$18,033	3.72%		$18,078	3.74%

Net interest margin (3)			3.89%			3.94%

Average interest-earning assets to average interest-bearing liabilities			120%			115%

(1)

Interest on certain tax-exempt loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,436,505	$59,650	5.57%	$1,552,393	$67,216	5.79%
Securities	195,640	6,218	4.33	152,318	5,364	4.79
Interest-earning deposits	190,776	351	0.25	107,608	198	0.25
FHLB stock and other	20,890	662	4.25	21,376	678	4.24

Total interest-earning assets	1,843,811	66,881	4.86	1,833,695	73,456	5.36
Non-interest-earning assets	211,388			218,060

Total assets	$2,055,199			$2,051,755

Interest-bearing liabilities:
Deposits	$1,362,239	$9,648	0.95%	$1,393,747	$15,192	1.46%
FHLB advances	97,610	2,442	3.35	130,745	3,625	3.71
Notes payable	55,341	397	0.96	45,731	329	0.96
Subordinated debentures	36,219	945	3.50	36,229	982	3.62

Total interest-bearing liabilities	1,551,409	13,432	1.16	1,606,452	20,128	1.67
Non-interest bearing deposits	226,287	—		192,673	—

Total including non-interest bearing demand deposits	1,777,696	13,432	1.01	1,799,125	20,128	1.50
Other non-interest-bearing liabilities	17,568			14,871

Total liabilities	1,795,264			1,813,996
Stockholders’ equity	259,935			237,759

Total liabilities and stock-holders’ equity	$2,055,199			$2,051,755

Net interest income; interest rate spread		$53,449	3.70%		$53,328	3.69%

Net interest margin (3)			3.89%			3.89%

Average interest-earning assets to average interest-bearing liabilities			119%			114%

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2011 was $4.1 million compared to net income of $2.3 million for the comparable period in 2010. Net income applicable to common shares was $3.6 million for the third quarter of 2011 compared to $1.8 million for the comparable period in 2010. On a per share basis, basic and diluted earnings per common share for the three months ended September 30, 2011 were $0.37 and $0.36, respectively, compared to basic and diluted earnings per common share of $0.22 for the quarter ended September 30, 2010.

Net Interest Income.

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

As demand for new lending opportunities has remained soft through the third quarter of 2011, the Company invested some of its liquidity in investment securities.

Net interest income was $17.6 million for the quarter ended September 30, 2011 compared to $17.8 million for the same period in 2010. The tax-equivalent net interest margin was 3.89% for the quarter ended September 30, 2011 compared to 3.94% for the same period in 2010. The decrease in margin between the 2010 and 2011 third quarters is mainly due to a decline in the yield on interest earning assets of 55 basis points, to 4.76% for the quarter ended September 30, 2011, from 5.31% for the same period in 2010. This was mostly offset by a decrease in the cost of interest-bearing liabilities and non-interest bearing demand deposits by 50 basis points, to 0.90% for the quarter ended September 30, 2011, from 1.40% for the same period in 2010.

Total interest income decreased by $2.4 million or 9.9% to $21.7 million for the quarter ended September 30, 2011 from $24.1 million for the same period in 2010. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 27 basis points to 5.45% at September 30, 2011. Interest income from loans decreased to $19.5 million for the quarter ended September 30, 2011 compared to $22.2 million for the same period in 2010 which represents a decline of 12.3%.

Interest expense decreased by $2.3 million in the third quarter of 2011 compared to the same period in 2010, to $4.0 million from $6.3 million. This decrease was due to a 53 basis point decline in the average cost of interest-bearing liabilities in the third quarter of 2011 as compared to the same period in the prior year. Interest expense related to interest-bearing deposits was $2.8 million in the third quarter of 2011 compared to $4.7 million for the same period in 2010. Expenses on FHLB advances and other borrowings were $768,000 and $127,000 respectively in the third quarter of 2011 compared to $1.2 million and $109,000 respectively for the same period in 2010. Interest expense recognized by the Company related to subordinated debentures was $333,000 in the third quarter of 2011 compared to $332,000 for the same period in 2010.

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

For the purpose of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling eight quarters ending September 30, 2011.

The stratification of the loan portfolio resulted in a quantitative general allowance of $14.6 million at September 30, 2011 compared to $14.0 million at December 31, 2010. The increase in the quantitative general allowance was the result of increased commercial historical loss factors.

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

The qualitative analysis at September 30, 2011 indicated a general reserve of $9.2 million compared with $10.5 million at December 31, 2010. Management believes that the overall economy and operating environment has stabilized in our markets but still stresses that high unemployment and declining real estate values in the Midwest remain a concern. All 14 counties that represent the footprint of the Company have seen improvements in their unemployment rates from December 31, 2010, with six being at or below the national average of 8.8% at September 30, 2011. August 2011 was the latest census information available for Ohio.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the third quarter of 2011 was $3.1 million, compared to $5.2 million for the same period in 2010. The allowance for loan losses was $38.1 million and $41.1 million and represented 2.61% and 2.70% of loans, net of undisbursed loan funds and deferred fees and costs, as of September 30, 2011 and December 31, 2010, respectively. The provision expense of $3.1 million was offset by charge offs of $4.9 million against specific reserves and $1.2 million against general reserves and recoveries of $611,000 resulting in a decrease to the overall allowance for loan loss at September 30, 2011 as the majority of the charge-offs were specifically reserve for in prior periods. In management’s opinion, the overall allowance for loan losses of $38.1 million as of September 30, 2011 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the third quarter of 2011, First Defiance recorded OREO write-downs that totaled $93,000 compared to write-downs of $1.6 million for the same period in 2010. These write-downs are primarily due to decreasing the liquidation values in order to spur interest in our market areas to sell these properties. These amounts are included in other non-interest expense. Management believes that the values recorded at September 30, 2011 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $127.4 million at September 30, 2011, compared to $133.1 million at December 31, 2010. At September 30, 2011, a total of $40.5 million of loans are classified as substandard for which a specific reserve is required. A total of $86.9 million in additional credits were classified as substandard at September 30, 2011 for which no specific reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also has classified $15,000 of loans as doubtful at September 30, 2011. By contrast, at December 31, 2010, a total of $47.5 million of loans were classified as substandard for which a specific reserve is required. A total of $83.2 million in additional credits were classified as substandard at December 31, 2010 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also had classified $2.4 million of loans as doubtful at December 31, 2010.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 74.4% at September 30, 2011 compared with 87.3% at December 31, 2010. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at September 30, 2011 are appropriate.

At September 30, 2011, First Defiance had total non-performing assets of $57.0 million, compared to $56.6 million at December 31, 2010. Non-performing assets include loans that are 90 days past due, troubled debt restructured loans and real estate owned and other assets held for sale. Non-performing assets at September 30, 2011 and December 31, 2010 by category were as follows:

Table 1 – Nonperforming Assets

	September 30, 2011	December 31, 2010
	(In thousands)
Non-performing loans:
Single-family residential	$4,017	$7,161
Construction	60	64
Non-residential and multi-family residential real estate	35,268	21,737
Commercial	8,478	11,547
Consumer finance	20	14
Home equity and improvement	454	517
Troubled debt restructured loans, accruing	2,934	6,001

Total non-performing loans	51,231	47,041
Real estate owned and repossessed assets	5,805	9,591

Total non-performing assets	$57,036	$56,632

Allowance for loan losses as a percentage of total loans*	2.61%	2.70%
Allowance for loan losses as a percentage of non-performing assets	66.82%	72.54%
Allowance for loan losses as a percentage of non-performing loans	74.39%	87.33%
Total non-performing assets as a percentage of total assets	2.77%	2.78%
Total non-performing loans as a percentage of total loans*	3.51%	3.10%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

The increase in non-performing loans between December 31, 2010 and September 30, 2011 is mostly in the non-residential and multi-family residential real estate category. The balance of this type of non-performing loan was $13.5 million higher at September 30, 2011 compared to December 31, 2010. The increase in this category is a result of management’s review of certain loans and determining that a higher likelihood exists that all principal and interest will not be recovered in case of default and that the probability of default has increased. Most of these loans are current but management believes it is prudent to place these loans on non-performing status.

Non-performing loans in the single-family residential, non-residential and multi-family and commercial loan categories represent 2.12%, 4.60% and 2.50% of the total loans in those categories respectively at September 30, 2011 compared to 3.48%, 2.83% and 3.12% respectively for the same categories at December 31, 2010. Even though the level of non-performing loans increased quarter over quarter, management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the third quarter of 2011 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the three months ended and as of September 30, 2011, commercial real estate, which represented 51.96% of total loans, accounted for 44.17% of net charge-offs and 73.02% of nonaccrual loans, and commercial loans, which represented 22.99% of total loans, accounted for 39.71% of net charge-offs and 17.56% of nonaccrual loans. For the three months ended and as of September 30, 2010, commercial real estate, which represented 49.82% of total loans, accounted for 25.14% of net charge-offs and 62.66% of nonaccrual loans, and commercial loans, which represented 23.89% of total loans, accounted for 28.06% of net charge-offs and 18.61% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended September 30, 2011		As of September 30, 2011
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$609	11.04%	$4,017	8.32%

Construction	—	0.00%	60	0.12%
Commercial real estate	2,437	44.17%	35,268	73.02%
Commercial	2,191	39.71%	8,478	17.56%
Consumer	25	0.46%	20	0.04%
Home equity and improvement	255	4.62%	454	0.94%

Total	$5,517	100.00%	$48,297	100.00%

	For the Three Months Ended September 30, 2010		As of September 30, 2010
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$1,128	41.70%	$6,589	17.63%

Construction	—	0.00%	169	0.45%
Commercial real estate	680	25.14%	23,421	62.66%
Commercial	759	28.06%	6,955	18.61%
Consumer	(4)	(0.15%)	34	0.09%
Home equity and improvement	142	5.25%	209	0.56%

Total	$2,705	100.00%	$37,377	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	3rd 2011	2nd 2011	1st 2011	4th 2010	3rd 2010
	(Dollars in Thousands)
Allowance at beginning of period	$40,530	$40,798	$41,080	$41,343	$38,852
Provision for credit losses	3,097	2,405	2,833	5,652	5,196
Charge-offs:
Residential	647	893	547	467	1,164
Commercial real estate	2,622	1,517	2,273	4,806	688
Commercial	2,533	107	335	388	842
Consumer finance	36	20	12	55	28
Home equity and improvement	290	310	201	363	148

Total charge-offs	6,128	2,847	3,368	6,079	2,870
Recoveries	611	174	253	164	165

Net charge-offs	5,517	2,673	3,115	5,915	2,705

Ending allowance	$38,110	$40,530	$40,798	$41,080	$41,343

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
Residential	$4,023	12.86%	$5,930	14.62%	$6,163	14.76%	$5,956	13.46%	$6,161	13.69%
Construction	69	2.38%	47	1.64%	70	1.65%	73	1.98%	189	2.03%
Commercial real estate	24,523	51.96%	24,397	50.46%	23,390	50.42%	22,355	50.14%	22,294	49.82%
Commercial	7,804	22.99%	8,290	23.10%	9,518	23.06%	10,871	24.19%	10,679	23.89%
Consumer	219	1.34%	227	1.40%	207	1.41%	297	1.49%	527	1.74%
Home equity and improvement	1,472	8.47%	1,639	8.78%	1,450	8.70%	1,528	8.74%	1,493	8.83%

	$38,110	100.00%	$40,530	100.00%	$40,798	100.00%	$41,080	100.00%	$41,343	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010
Allowance for loan losses / loans*	2.61%	2.80%	2.77%	2.70%	2.67%
Allowance for loan losses to net charge-offs	690.77%	1,526.30%	1,309.73%	694.51%	1,528.39%
Allowance for loan losses / non-performing assets	66.82%	84.16%	74.56%	72.54%	72.17%
Allowance for loan losses / non-performing loans	74.39%	99.41%	89.53%	87.33%	89.56%
Non-performing assets / loans plus REO*	3.89%	3.31%	3.70%	3.70%	3.67%
Non-performing assets / total assets	2.77%	2.35%	2.65%	2.78%	2.81%
Net charge-offs / average loans (annualized)	1.55%	0.75%	0.85%	1.58%	0.70%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income decreased $622,000 in the third quarter of 2011 to $6.9 million from $7.5 million for the same period in 2010.

Service Fees. Service fees and other charges decreased by $230,000 or 7.0% in the 2011 third quarter compared to the same period in 2010. The decrease can be attributed to regulation changes which resulted in lower NSF fee income.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending September 30, 2011 and 2010 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $1.5 million and $1.9 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $60,000 at September 30, 2011, $83,000 at December 31, 2010 and $77,000 at September 30, 2010.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $967,000 to $1.4 million for the third quarter of 2011 compared to $2.3 million for the same period of 2010. Gains realized from the sale of mortgage loans declined in the third quarter of 2011 to $2.1 million from $2.9 million in the third quarter of 2010. Mortgage loan servicing revenue increased $91,000 in the third quarter of 2011 compared to the third quarter of 2010. The increase in servicing revenue was coupled with expense decreases of $245,000 for the amortization of mortgage servicing rights in the third quarter of 2011. The Company recorded a negative change in the valuation adjustment of $1.1 million on MSR’s in the third quarter of 2011 compared to a negative change in the valuation adjustment of $527,000 in the third quarter of 2010. The negative MSR valuation adjustment is a reflection of the decline in the fair value of certain sectors of the Company’s portfolio of MSR’s. The interest rate environment that gives rise to increased mortgage origination activity also typically causes increases in MSR amortization and impairment, creating a natural hedge in the mortgage banking line of business.

Insurance and Investment Sales Commissions. Income from the sale of insurance and investment products increased $621,000 in the third quarter of 2011 to $2.0 million from $1.4 million in the same period of 2010. The acquisition of PDI contributed approximately $579,000 of income in the third quarter of 2011.

Loss on Sale or Write-Down of Securities. Non-interest income also includes investment securities gains or losses. In the third quarter of 2011, First Defiance did not recognize any OTTI charges. In the third quarter of 2010, First Defiance recognized OTTI charges of $190,000 for certain impaired investment securities, where in management’s opinion, the value of the investment will not be fully recovered. The OTTI charge related to two Trust Preferred Collateralized Debt Obligation (“CDO”) investments with a remaining book value of $860,000 and preferred stock in Fannie Mae and Freddie Mac with a remaining combined book value of $35,000.

Other non-interest income. Other non-interest income decreased $306,000 to a loss of $34,000 in the third quarter of 2011 compared to $271,000 of income in the same period in 2010. This decrease was the result of a decline of $285,000 in the value of the assets of the deferred compensation plan in the third quarter of 2011 compared to an increase in those assets of $165,000 for the same period of 2010. Mitigating the decrease in non-interest income were net gains of $117,000 on real estate owned sales in the third quarter of 2011, compared to net losses of $45,000 for the same period in 2010.

Non-Interest Expense.

Non-interest expense decreased to $15.5 million for the third quarter of 2011 compared to $17.1 million for the same period in 2010.

Compensation and Benefits. Compensation and benefits increased to $8.2 million for the quarter ended September 30, 2011 from $7.1 million for the same period in 2010. The increase is mainly attributable to the Company freezing pay in 2010, coupled with an increase in incentive expense and bonuses being paid in the third quarter of 2011 due to an increase in performance. The Company increased compensation late in the first quarter of 2011. Also, PDI had approximately $415,000 of expenses related to compensation and benefits in the third quarter of 2011.

FDIC Insurance Premiums. FDIC expense decreased to $674,000 in the third quarter of 2011, from $907,000 in the same period of 2010 due to changes made by the FDIC in the method of calculating assessment rates under the Dodd-Frank Act.

Other Non-Interest Expenses. Other non-interest expenses decreased to $2.7 million for the quarter ended September 30, 2011 from $5.2 million for the same period in 2010. The majority of the decrease between the 2011 and 2010 third quarters was the decline of credit, collection and real estate owned expenses of $1.8 million. This was coupled with a decrease in secondary market buy-back losses of $280,000 in the third quarter of 2011 and the decline in the value of the liability of the deferred compensation of plan of $283,000 in the third quarter of 2011.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the third quarter of 2011 was 62.12% compared to 66.42% for the third quarter of 2010.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 31.69% for the quarter ended September 30, 2011 compared to 22.70% for the same period in 2010. The increase in the tax rate for the quarter ended September 30, 2011 compared to the same period in 2010 was the result of a higher estimate of annual pre-tax income in 2011 compared to 2010 as the permanent differences remained relatively flat during those periods. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Nine Months Ended September 30, 2011 and 2010

On a consolidated basis, First Defiance’s net income for the nine months ended September 30, 2011 of $11.5 million compared to income of $5.8 million for the comparable period in 2010. Net income applicable to common shares was $10.0 million for the nine months ended September 30, 2011 compared to $4.3 million for the comparable period in 2010. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2011 were $1.08 and $1.06, respectively, compared to basic and diluted earnings per common share of $0.53 for the nine months ended September 30, 2010.

Net Interest Income.

Net interest income was $52.4 million for the nine months ended September 30, 2011, flat with the same period in 2010. For the nine month period ended September 30, 2011, total interest income was $65.8 million, a $6.7 million decrease from the same period in 2010. Despite average earning assets increasing $10.1 million in the first nine months of 2011, the average yield declined 50 basis points as a result of a lower rate environment.

Interest expense decreased by $6.7 million to $13.4 million for the nine months ended September 30, 2011 compared to $20.1 million in the first nine months of 2010. The average balance of interest-bearing deposits decreased by $31.5 million between the first nine months of 2010 and 2011, resulting in a decline in the average cost of interest-bearing deposits for the nine months ending September 30, 2011, to 0.95%, a 51 basis point decrease from the 1.46% average cost in the first nine months of 2010. This decline is the result of the continued low rate environment which has given management opportunities to re-price on the liability side.

Provision for Loan Losses.

The provision for loan losses was $8.3 million for the nine months ended September 30, 2011, compared to $17.5 million during the nine months ended September 30, 2010. The year over year decrease was primarily the result of a slow-down in the over all credit deterioration in the portfolio. A lower volume of credits requiring larger reserves mitigates the need for a larger provision for loan loss.

Non-Interest Income.

Total non-interest income decreased to $19.6 million for the nine months ended September 30, 2011 from $20.0 million recognized in the same period of 2010.

Service Fees. Service fees and other charges decreased by $1.4 million or 14.4% in the nine months ended September 30, 2011 compared to the same period in 2010. The decrease can be attributed to regulation changes which resulted in lower NSF fee income.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased 11.1% to $4.5 million for the nine months ended September 30, 2011 from $5.1 million for the same period of 2010. Gains realized from the sale of mortgage loans decreased $1.3 million to $4.0 million for the first nine months of 2011 from $5.3 million during the same period of 2010. Mortgage loan servicing revenue increased $266,000 in the first nine months of 2011 compared to the same period of 2010. The decrease in gains were partially offset by expense decreases of $285,000 for the amortization of mortgage servicing rights in the first nine months of 2011 when compared to 2010. The Company recorded a negative valuation adjustment of $585,000 in the first nine months of 2011 compared to a negative adjustment of $777,000 in the first nine months of 2010.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $1.3 million, to $5.1 million for the nine months ended September 30, 2011, from $3.8 million during the same period of 2010. This is the result of receiving more contingent commission income in the first nine months of 2011 compared to the same period in 2010. In 2011, $329,000 was received compared to $104,000 in 2010. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency. This acquired group medical benefits business line added approximately $661,000 in revenue in the first nine months of 2011 compared to approximately $305,000 in the same period of 2010. Aiding the increase in insurance and investment sales commissions is the aforementioned acquisition of PDI.

Loss on Securities. Non-interest income was increased in the first nine months of 2011 by $47,000 as First Defiance recognized $2,000 of OTTI charges for certain impaired investment securities offset by the gain on sale of $49,000 from available for sale securities. In the first nine months of 2010, $331,000 of OTTI charges were recorded on impaired investments partially offset by $6,000 in gains recorded from the sale and calls of available for sale securities.

Non-Interest Expense.

Non-interest expense increased to $47.2 million for the first nine months of 2011 compared to $47.0 million for the same period in 2010.

Compensation and Benefits. Compensation and benefits increased to $23.5 million in the first nine months ended September 30, 2011 from $20.2 million for the same period in 2010. The increase is mainly attributable to the Company freezing pay in 2010, coupled with incentive expenses and bonuses being paid in the first nine months of 2011 due to an increase in performance. The Company increased compensation late in the first quarter of 2011.

FDIC Insurance Premiums. FDIC expense decreased to $2.3 million in the first nine months of 2011, from $2.9 million in the same period of 2010 due to the changes made by the FDIC in the method of calculating assessment rates under the Dodd-Frank Act.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) decreased by $2.8 million to $15.8 million for the first nine months of 2011 from $18.6 million for the same period in 2010. The significant decrease between the first nine months of 2011 and 2010 of expenses are credit, collection and real estate owned expenses that decreased $2.2 million. The other item contributing to the decrease was data processing expenses that decreased $439,000 for the first nine months of 2011 compared to the same period of 2010 resulting from the efficiencies gained from the new core system that was converted late in the fourth quarter of 2010.

The efficiency ratio for the first nine months of 2011 was 64.59% compared to 63.75% for the same period of 2010.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $28.2 million of cash provided by operating activities during the first nine months of 2011. The Company’s cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At September 30, 2011, First Defiance had $111.0 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $224.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Defiance had commitments to sell $57.2 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of September 30, 2011 was considered to be remote given the current interest rate environment and, therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the nine months ended September 30, 2011 and the year-ended December 31, 2010.

September 30, 2011 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	452,935	72,556	19.07%
+ 300 bp	439,738	59,359	15.61%
+ 200 bp	424,315	43,936	11.55%
+ 100 bp	405,623	25,244	6.64%
0 bp	380,379	—	—

December 31, 2010 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	264,330	(13,549)	(4.88%)
+ 300 bp	269,417	(8,462)	(3.05%)
+ 200 bp	272,867	(5,012)	(1.80%)
+ 100 bp	276,234	(1,645)	(0.59%)
0 bp	277,879	—	—

The dollar and percentage change in the EVE analysis in the third quarter of 2011 is due to using bank specific decay speeds on non maturity deposits beginning in September 2011 as opposed to using the OTS default speeds. This extended the duration on the funding base resulting in a higher valuation of capital in today’s rate environment as well as when term interest rates shift higher.

Capital Resources

Capital is managed at First Federal and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity and operational risks inherent in our business, as well as flexibility needed for future growth and new business opportunities.

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

The Company intends to redeem the Senior Preferred Shares and the Warrants as soon as it is prudent to do so. However, there are three factors the Company will continue to consider when evaluating redemption: (a) evidence of a sustained economic recovery, (b) the Company’s sustained profitable performance with growth in earnings, and (c) additional clarity of any new regulatory capital thresholds. The Company anticipates that it will redeem the Senior Preferred Shares and the Warrants within five years from the date of issuance, December 5, 2013, utilizing existing funds at that time. The companies’ earnings and capital levels have steadily improved over the past several quarters and the Company has seen improvement in the economic environment it operates. While the Company still believes that more clarity of any new capital level requirements is necessary, the Company feels that its overall financial position has improved to a level that would indicate a higher likelihood that the company would request approval for the repayment of TARP in the near term.

Capital Adequacy

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OCC. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal’s compliance with each of the capital requirements at September 30, 2011 (in thousands).

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$241,799	12.17%	$79,445	4.0%	$99,307	5.0%
First Federal Bank	$227,087	11.46%	$79,269	4.0%	$99,086	5.0%
Total Capital (to Risk Weighted Assets) (1)
Consolidated	$261,975	16.23%	$129,129	8.0%	$161,411	10.0%
First Federal Bank	$247,338	15.34%	$128,972	8.0%	$161,215	10.0%

(1)

Core capital is computed as a percentage of adjusted total assets of $1.99 billion and $1.98 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.61 billion and $1.61 billion for consolidated and the bank, respectively.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2011.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 basis points over a 12 month period, using September 30, 2011 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Exhibit 3.1 Articles of Incorporation (1)

Exhibit 3.2 Code of Regulations (1)

Exhibit 3.3 Bylaws (1)

Exhibit 3.4 Amendment to Articles of Incorporation (2)

Exhibit 10.1 2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement

Exhibit 10.2 2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement

Exhibit 10.3 2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement (with TARP Restrictions)

Exhibit 10.4 2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement (with TARP Restrictions)

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

First Defiance Financial Corp. (Registrant)

Date: November 8, 2011	By:	/s/ William J. Small
William J. Small
Chairman, President and Chief Executive Officer

Date: November 8, 2011	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)