Form 10-K
period 2011-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2012-03-07
CIK 946647

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 29, 2012, there were issued and outstanding 9,726,454 shares of the Registrant’s common stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2011 was approximately $137.4 million

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2012 Annual Shareholders’ Meeting

First Defiance Financial Corp.

Annual report on Form 10-k

PART I

Item 1.	Business

First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company that, through its subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance Group of the Midwest, Inc., formerly known as First Insurance and Investments, Inc. (“First Insurance”) (collectively, “the Subsidiaries”), focuses on traditional banking and property and casualty and life and group health insurance products. The Company’s banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. The Company’s insurance activities consist primarily of commissions relating to the sale of property and casualty and life and group health insurance products.

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

At December 31, 2011, the Company had consolidated assets of $2.07 billion, consolidated deposits of $1.60 billion, and consolidated stockholders’ equity of $278.1 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

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

First Federal is primarily engaged in community banking. It attracts deposits from the general public through its offices and uses those and other available sources of funds to originate residential real estate loans, non-residential real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, including real estate mortgage investment conduits (“REMICs”) and collateralized mortgage obligations (“CMOs”), and corporate bonds. First Federal’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). First Federal is a member of the Federal Home Loan Bank (“FHLB”) System.

First Insurance Group: First Insurance is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business in the Defiance, Archbold, Maumee, Oregon, Bryan and Bowling Green, Ohio areas. First Insurance offers property and casualty insurance, life insurance and group health insurance. On July 1, 2011 First Insurance acquired Payak-Dubbs Insurance Agency, Inc. (“PDI”) headquartered in Maumee and Oregon, Ohio. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency. See Note 4 – Acquisitions in the Notes to the financial statements for additional information.

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

First Defiance’s investment portfolio includes 45 CMO and REMIC issues totaling $61.9 million, all of which are fully amortizing securities. Management does not believe the risks associated with any of its CMO or REMIC investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance did not have any off-balance sheet derivative securities at December 31, 2011.

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

The carrying value of securities at December 31, 2011 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
	Under 1 Year	Weighted Average Rate	1 - 5 Years	Weighted Average Rate	6-10 Years	Weighted Average Rate	Over 10 Years	Weighted Average Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$17,732	3.75%	$33,421	3.67%	$15,287	3.52%	$3,496	3.31%	$69,936	3.64%
REMICs and CMOs	20,732	4.51	34,277	4.02	6,370	3.75	443	3.62	61,822	4.15
U.S. treasury bonds	1,000	0.63	1,000	0.63	—	—	—	—	2,000	0.63
U.S. government and federal agency obligations	—	—	3,000	1.83	14,000	2.24	—	—	17,000	2.16
Obligations of states and political subdivisions (1)	670	3.85	1,885	4.76	18,143	3.73	45,260	4.08	65,958	4.00
Trust preferred stock and preferred stock	—	—	—	—	17	—	3,830	2.45	3,847	2.44
Corporate bonds	—	—	7,000	1.03	2,000	0.82	—	—	9,000	0.98

Total	$40,134		$80,583		$55,817		$53,029		$229,563

Unamortized premiums/ (discounts)									(3,220)
Unrealized gain on securities available for sale									7,237

Total									$233,580

(1)	Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

	December 31
	2011	2010	2009
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$17,085	$11,985	$14,251
U.S. treasury bonds	2,010	—	—
Obligations of state and political subdivisions	71,503	52,750	44,733
CMOs, REMICS and mortgage-backed securities	132,619	95,174	76,798
Trust preferred stock and preferred stock	1,450	1,546	1,676
Corporate bonds	8,252	3,797	—

Total	$232,919	$165,252	$137,458

Held-to-maturity securities:
Mortgage-backed securities	$353	$440	$530
Obligations of state and political subdivisions	308	399	1,390

Total	$661	$839	$1,920

For additional information regarding First Defiance’s investment portfolio refer to Note 6 – Investment Securities to the consolidated financial statements.

Interest-Bearing Deposits

The Company had $143.0 million at both December 31, 2011 and 2010 in overnight investments with the Federal Reserve, which amount is included in interest-bearing deposits. First Defiance had interest-earning deposits in the FHLB of Cincinnati and other financial institutions amounting to $1.6 million and $1.2 million at December 31, 2011 and 2010, respectively.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2011, First Federal serviced 13,576 loans totaling $1.27 billion. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to Freddie Mac, Fannie Mae and FHLB. In 2011, 58.54%, 38.89% and 2.45% of the Company’s sold loans were to Freddie Mac, Fannie Mae and FHLB, respectively.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31
	2011			2010			2009
Rate	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance
	(Dollars in Thousands)
Less than 5.00%	6,287	$696,666	54.84%	5,074	$576,628	45.22%	3,183	$355,467	29.10%
5.00% - 5.99%	4,457	370,355	29.15	5,059	437,984	34.35	5,675	515,795	42.22
6.00% - 6.99%	2,383	177,353	13.96	2,923	229,524	18.00	3,688	310,368	25.41
7.00% - 7.99%	402	24,288	1.91	468	29,047	2.28	567	37,410	3.06
8.00% - 8.99%	42	1,523	0.12	49	1,719	0.13	56	2,140	0.18
9.00% and over	5	202	0.02	7	278	0.02	10	375	0.03

Total	13,576	$1,270,387	100.00%	13,580	$1,275,180	100.00%	13,179	$1,221,555	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	2011				2010				2009
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)
1–5 years	375	2.76%	$6,267	0.49%	400	2.95%	$12,692	1.00%	659	5.00%	$37,562	3.07%
6–10 years	1,677	12.35	72,700	5.72	1,961	14.44	90,706	7.11	2,181	16.55	111,117	9.10
11–15 years	3,326	24.50	310,369	24.43	2,944	21.68	273,714	21.46	2,382	18.07	210,332	17.22
16–20 years	1,026	7.56	99,650	7.84	865	6.37	84,865	6.66	682	5.17	62,182	5.09
21–25 years	2,347	17.29	220,429	17.35	2,426	17.86	231,232	18.13	2,239	16.99	213,477	17.48
More than 25 years	4,825	35.54	560,972	44.17	4,984	36.70	581,971	45.64	5,036	38.22	586,885	48.04

Total	13,576	100.00%	$1,270,387	100.00%	13,580	100.00%	$1,275,180	100.00%	13,179	100.00%	$1,221,555	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose.” At December 31, 2011, First Federal’s limit on loans-to-one borrower was $39.8 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $28.1 million, $20.9 million, $19.4 million, $19.2 million and $16.5 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2011.

Loan Portfolio Composition – The net increase or (decrease) in net loans receivable over the prior year was ($24.6 million), ($102.2 million) and ($12.1 million) in 2011, 2010, and 2009, respectively. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating property totaled $373.6 million at December 31, 2011, which represents 26% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Single family residential	$203,401	13.6%	$205,938	13.5%	$227,592	13.8%	$251,807	15.4%	$231,921	17.9%
Five or more family residential	126,246	8.4	120,534	7.9	103,169	6.3	78,427	4.8	56,774	4.4
Nonresidential real estate	649,746	43.3	646,478	42.2	703,721	42.8	677,313	41.3	545,077	42.1
Construction	31,552	2.1	30,340	2.0	48,625	3.0	72,938	4.4	13,146	1.0

Total real estate loans	1,010,945	67.4	1,003,290	65.6	1,083,107	65.9	1,080,485	65.9	846,918	65.4
Other:
Consumer finance	18,887	1.3	22,848	1.5	34,105	2.0	41,012	2.5	37,743	2.9
Commercial	349,053	23.2	369,959	24.2	379,408	23.1	356,574	21.8	283,072	21.8
Home equity and improvement	122,143	8.1	133,593	8.7	147,977	9.0	161,106	9.8	128,080	9.9

Total non-real estate loans	490,083	32.6	526,400	34.4	561,490	34.1	558,692	34.1	448,895	34.6

Total loans	1,501,028	100.0%	1,529,690	100.0%	1,644,597	100.0%	1,639,177	100.0%	1,295,813	100.0%

Less:
Loans in process	13,243		9,267		26,494		20,892		5,085
Deferred loan origination fees	709		920		981		1,050		1,032
Allowance for loan losses	33,254		41,080		36,547		24,592		13,890

Net loans	$1,453,822		$1,478,423		$1,580,575		$1,592,643		$1,275,806

In addition to the loans reported above, First Defiance had $13.8 million, $18.1 million, $10.3 million, $11.0 million, and $5.8 million in loans classified as held for sale at December 31, 2011, 2010, 2009, 2008 and 2007, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2011 regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Years After December 31, 2011
	Due Less than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+	Total
	(In Thousands)
Real estate	$270,985	$228,118	$373,555	$69,335	$22,610	$46,342	$1,010,945
Non-real estate:
Commercial	241,586	47,505	55,541	4,418	3	—	349,053
Home equity and improvement	63,252	15,684	38,514	4,257	203	233	122,143
Consumer finance	9,132	4,881	4,532	301	35	6	18,887

Total	$584,955	$296,188	$472,142	$78,311	$22,851	$46,581	$1,501,028

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

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2011 which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate	$270,821	$469,139	$739,960
Commercial	87,464	20,003	107,467
Other	67,302	1,344	68,646

	$425,587	$490,486	$916,073

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

Adjustable-rate loans represented 5.4% of First Defiance’s total originations of one-to-four family residential mortgage loans in 2011 compared to 6.6% and 1.4% during 2010 and 2009, respectively.

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

The following table shows total loans originated, loan reductions, and the net increase in First Defiance’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2011	2010	2009
	(In Thousands)
Loan originations:
Single family residential	$282,321	$420,644	$572,500
Multi-family residential	11,401	44,173	75,632
Non-residential real estate	125,884	149,717	197,320
Construction	29,189	11,821	10,241
Commercial	186,338	290,501	341,477
Home equity and improvement	19,063	15,289	16,956
Consumer finance	10,216	12,230	16,530

Total loans originated	664,412	944,375	1,230,656
Loans Purchased:	25,842	—	—
Loan reductions:
Loan pay-offs	227,812	254,537	317,239
Loans sold	266,580	390,908	518,453
Periodic principal repayments	228,810	406,056	390,158

	723,202	1,051,501	1,225,850

Net (decrease) increase in total loans and loans held for sale	$(32,948)	$(107,126)	$4,806

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

Delinquent Loans – The following table sets forth information concerning delinquent loans at December 31, 2011, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over and Non accrual		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Single family residential and construction	$2,014	0.14%	$106	0.01%	$3,890	0.26%	$6,010	0.41%
Nonresidential and Multi-family residential	2,489	0.17	952	0.06	28,150	1.90	31,591	2.13
Home equity and improvement	2,576	0.17	265	0.02	394	0.03	3,235	0.22
Consumer finance	129	0.01	35	0.00	10	0.00	174	0.01
Commercial	276	0.02	58	0.00	6,884	0.47	7,218	0.49

Total	$7,484	0.51%	$1,416	0.09%	$39,328	2.66%	$48,228	3.26%

Overall, the level of delinquencies at December 31, 2011 has decreased from the levels at December 31, 2010, when First Defiance reported that 3.41% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has decreased to 2.66% at December 31, 2011 from 2.68% at December 31, 2010. The level of total loans 60-89 days delinquent has decreased to 0.09% at December 31, 2011 from 0.36% at December 31, 2010. Overall, the level of loans that were 30 to 59 days past due past due increased from 0.37% at December 31, 2010 to 0.51% at December 31, 2011. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

Nonperforming Assets – All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collectability of additional interest is deemed insufficient to warrant further accrual. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. First Defiance also places loans on non-accrual when the loan is paying as agreed but the Company believes the financial condition of the borrower is such that this classification is warranted. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reversed. Subsequent payments are generally applied to the outstanding principal balance but may be recorded as interest income, depending on the assessment of the ultimate collectability of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the impaired loan is less than the recorded investment, First Defiance will recognize impairment by allocating a portion of the allowance for loan losses.

Impaired loans acquired in the ComBanc, Genoa and Pavilion acquisitions have been accounted for under the provisions of FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Such loans were recorded at their fair value, which was estimated based on the expected cash flow of the acquired loan. In the Genoa acquisition, 10 loan relationships with a stated value of $1.5 million were recorded at $721,000. In the ComBanc acquisition, 12 loan relationships with a stated value of $3.4 million were recorded at $2.0 million. In the Pavilion acquisition, 12 loan relationships with a stated value of $6.4 million were recorded at $4.4 million. Of all these impaired loans that were acquired in an acquisition, as of December 31, 2011, 11 loan relationships remained with a contractual balance of $2.2 million and were recorded at $1.2 million. If management’s expectations about the cash flow of those loans changes over time, the difference will be recognized as a yield adjustment over the remaining life of the respective loan. In 2011, $33,000 of impairment was recognized as a yield adjustment. There were no significant changes in the expected cash flows of the remaining loan relationships in 2011.

Loans originated by First Federal having principal balances of $47.9 million, $70.9 million and $58.8 million were considered impaired as of December 31, 2011, 2010 and 2009, respectively. These amounts exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment and credit card loans. There was $1.6 million of interest received and recorded in income during 2011 related to impaired loans. There was $2.0 million and $913,000 recorded in 2010 and 2009, respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2011, 2010 and 2009 was $2.3 million, $2.0 million, and $2.7 million, respectively. The average recorded investment in impaired loans during 2011, 2010 and 2009 (excluding loans accounted for under Topic 310 Subtopic 30) was $61.0 million, $64.4 million and $38.9 million, respectively. The total allowance for loan losses related to these loans was $7.2 million, $16.6 million, and $12.2 million at December 31, 2011, 2010 and 2009, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2011, First Defiance recognized $1.0 million of expense related to write-downs in value of real estate acquired by foreclosure. The balance of real estate owned at December 31, 2011 was $3.6 million.

As of December 31, 2011, First Defiance’s total non-performing loans amounted to $42.7 million or 2.87% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $47.0 million or 3.10% of total loans, at December 31, 2010. Non-performing loans are loans which are more than 90 days past due or on nonaccrual or loans which have been restructured and identified as troubled debt restructurings. The nonperforming loan balance includes $32.4 million of loans originated by First Federal also considered impaired or acquired loans accounted for under Topic 310 Subtopic 30.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Nonperforming loans:
Single family residential, construction and home improvement	$4,284	$7,742	$6,475	$5,088	$2,608
Nonresidential and multi-family residential real estate	28,150	21,737	24,042	19,979	5,917
Commercial	6,884	11,547	10,615	2,881	675
Consumer finance	10	14	59	69	17
Troubled debt restructurings	3,380	6,001	6,715	6,250	—

Total nonperforming loans	42,708	47,041	47,906	34,267	9,217
Real estate owned	3,608	9,591	13,413	6,973	2,410
Other repossessed assets	20	—	114	27	50

Total repossessed assets	3,628	9,591	13,527	7,000	2,460

Total nonperforming assets	$46,336	$56,632	$61,433	$41,267	$11,677

Total nonperforming assets as a percentage of total assets	2.24%	2.78%	2.99%	2.11%	0.73%

Total nonperforming loans as a percentage of total loans*	2.87%	3.10%	2.96%	2.12%	0.71%

Allowance for loan losses as a percent of total nonperforming assets	71.77%	72.54%	59.49%	59.59%	118.95%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

In addition to the $42.7 million of non-performing loans reported above and $15.5 million of loans considered impaired (including loans accounted for under Topic 310 Subtopic 30), which are not included in the non-performing loans reported above, there are approximately $67.9 million of performing nonresidential real estate and commercial loans where known information about possible credit problems of the borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the inclusion of such loans in non-performing loans at some future date. In analyzing these loans for the purpose of determining the adequacy of the allowance for loan losses, management has determined that these loans generally have significant collateral, strong guarantors, or both.

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

Loans charged-off are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remained static. To the extent that the portfolio grows at a rapid rate or overall quality deteriorates, the provision generally will exceed charge-offs, as happened in 2008 through 2010. However, in certain circumstances, as happened in 2011, net charge-offs may exceed the provision for loan losses when management determines that loans previously provided for in the allowance for loan losses are uncollectible and should be charged off. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2011, First Defiance’s allowance for loan losses amounted to $33.3 million compared to $41.1 million at December 31, 2010. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Allowance at beginning of year	$41,080	$36,547	$24,592	$13,890	$13,579
Provision for credit losses	12,434	23,177	23,232	12,585	2,306
Allowance acquired in acquisitions	—	—	—	4,258	—
Charge-offs:
Single family residential real estate	(2,753)	(3,092)	(2,281)	(1,185)	(256)
Commercial real estate	(13,150)	(9,928)	(5,799)	(3,758)	(1,803)
Commercial	(4,398)	(5,118)	(2,664)	(813)	(99)
Consumer finance	(95)	(124)	(320)	(380)	(161)
Home equity and improvement	(1,052)	(1,066)	(762)	(363)	(81)

Total charge-offs	(21,448)	(19,328)	(11,826)	(6,499)	(2,400)
Recoveries	1,188	684	549	358	405

Net charge-offs	(20,260)	(18,644)	(11,277)	(6,141)	(1,995)

Ending allowance	$33,254	$41,080	$36,547	$24,592	$13,890

Allowance for loan losses to total non-performing loans at end of year	77.86%	87.33%	76.29%	71.77%	150.70%
Allowance for loan losses to total loans at end of year*	2.24%	2.70%	2.26%	1.52%	1.08%
Allowance for loan losses to net charge-offs for the year	164.14%	220.34%	324.08%	400.46%	696.24%
Net charge-offs for the year to average loans	1.41%	1.21%	0.70%	0.41%	0.16%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses, as well as charge-offs, has increased significantly from 2008 through 2011 due mainly to continued deteriorating national and local economic conditions and the declining values of the underlying collateral of collateral dependent loans. The increase is due to some large relationships in the commercial real estate and commercial portfolios that were charged off due to the effect of the slowing economy. Management anticipates a lower level of net charge-offs in 2012 compared to 2011 and feels that the level of the allowance for loan losses at December 31, 2011 is sufficient to cover the estimated losses incurred but not yet recognized in the loan portfolio.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition.”

	December 31
	2011		2010		2009		2008		2007
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
	(Dollars in Thousands)
Single family residential and construction	$4,158	15.7%	$6,029	15.5%	$6,048	16.8%	$3,678	19.8%	$2,112	18.9%
Nonresidential and Multi-family residential real estate	20,490	51.7	22,355	50.1	18,876	49.1	13,436	46.1	7,750	46.5
Other:
Commercial loans	6,576	23.2	10,871	24.2	9,444	23.1	6,351	21.8	3,420	21.8
Consumer and home equity and improvement loans	2,030	9.4	1,825	10.2	2,179	11.0	1,127	12.3	608	12.8

	$33,254	100.0%	$41,080	100.0%	$36,547	100.0%	$24,592	100.0%	$13,890	100.0%

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

To supplement its funding needs, First Defiance also utilizes the national market for Certificates of Deposit. Such deposits have maturities ranging from one to thirty-five months. These deposits are issued at the current rates available to customers in our market areas. The total balance of national certificates of deposit was $10.6 million and $41.8 million at December 31, 2011 and 2010, respectively.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$231,343	—	$200,864	—	$176,513	—
Interest bearing demand deposits	592,093	0.36%	529,078	0.59%	447,858	0.77%
Savings deposits	153,318	0.16	139,049	0.26	132,589	0.35
Time deposits	613,374	1.60	721,203	2.18	790,379	2.81

Totals	$1,590,128	0.77%	$1,590,194	1.21%	$1,547,339	1.69%

The following table sets forth the maturities of First Defiance’s retail certificates of deposit having principal amounts of $100,000 or more at December 31, 2011 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2011	$35,193
June 30, 2011	22,636
September 30, 2011	25,681
December 31, 2011	17,807
After December 31, 2011	86,596

Total retail certificates of deposit with balances of $100,000 or more	$187,913

The following table details the deposit accrued interest payable as of December 31:

	2011	2010
	(In Thousands)
Interest bearing demand deposits and money market accounts	$26	$40
Certificates of deposit	92	211

	$118	$251

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

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	December 31
	2011	2010	2009
	(Dollars in Thousands)
Long-term:
FHLB advances	$81,841	$116,885	$146,927
Weighted average interest rate	3.66%	3.68%	3.36%
Short-term:
FHLB advances	$—	$—	$—
Weighted average interest rate	—	—	—
Securities sold under agreement to repurchase	$60,386	$56,247	$48,398
Weighted average interest rate	0.92%	0.98%	1.05%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2011	2010	2009
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$116,882	$146,927	$146,967
Average balance	93,652	127,281	146,946
Weighted average interest rate	3.43%	3.70%	3.48%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2011	2010	2009
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$—	$—	$—
Average balance	16	—	33
Weighted average interest rate	0.17%	—	0.84%
Revolving credit agreements:
Maximum balance	$—	$—	$—
Average balance	—	—	—
Weighted average interest rate	—	—	—
Securities sold under agreement to repurchase:
Maximum balance	$61,240	$56,247	$50,920
Average balance	56,495	47,088	44,287
Weighted average interest rate	0.94%	0.97%	1.29%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2011, there was $81.8 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. At December 31, 2011 and December 31, 2010, no outstanding balances existed under First Defiance’s Cash Management Advance Line of Credit. The total available under this line is $15.0 million. Additionally, First Defiance has $100.0 million available under a REPO line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash, and investment securities. At December 31, 2011, other than amounts available on the REPO and Cash Management line, First Federal had additional borrowing capacity with the FHLB of $147.9 million as a result of these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $19.3 million at December 31, 2011. First Federal also acquired $2.0 million in stock of the FHLB of Indianapolis from the Pavilion acquisition, which had a balance of $1.3 million at December 31, 2011. This stock is required to be held for a minimum of five years from the date the stock was acquired by First Federal, March 14, 2008.

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

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 1.73% as of December 31, 2011. The rate was 1.67% at December 31, 2010.

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

Employees

First Defiance had 581 employees at December 31, 2011. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it maintains good relationships with its personnel.

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

Regulation

General – Provisions of The Dodd-Frank Wall Street Reform and Consumer Protections Act (the “Dodd-Frank Act”) required the transfer of Office of Thrift Supervision functions to the Office of the Comptroller of the Currency (“OCC”), the FDIC, the Federal Reserve Board (“Federal Reserve”) and the Bureau of Consumer Financial Protection on July 21, 2011. As a result, First Defiance and First Federal are subject to regulation, examination and oversight by the Federal Reserve and the OCC, respectively. Because the FDIC insures First Federal’s deposits, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the Federal Reserve and the OCC and examinations are conducted periodically by the Federal Reserve, OCC and the FDIC to determine whether First Defiance and First Federal are in compliance with various regulatory requirements and are operating in a safe and sound manner. First Federal is subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

First Defiance is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

Regulatory Capital Requirements – First Federal Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for core capital of 4.0% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital of 8.0% of risk-weighted assets.

The following table sets forth the amount and percentage level of regulatory capital of First Federal Bank at December 31, 2011, and the amount by which it exceeds the minimum capital requirements. Tier 1 capital is reflected as a percentage of adjusted total assets. Tier 1 capital to risk-weighted assets and total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
First Federal Bank	$231,787	11.62%	$79,757	4.0%	$99,697	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
First Federal Bank	$231,787	14.16%	$65,492	4.0%	$98,238	6.0%

Total Capital (to Risk Weighted Assets) (1)
First Federal Bank	$252,411	15.42%	$130,984	8.0%	$163,730	10.0%

(1)

Core capital is computed as a percentage of adjusted total assets of $1.99 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.64 billion for the Bank.

To be categorized as a well-capitalized institution, institutions need to maintain a tier 1 (core) capital ratio of 5%, a tier 1 capital to risk-weighted assets ratio of 6%, and a risk-based capital ratio of 10%. First Federal Bank’s capital at December 31, 2011 meets the standards for a well-capitalized institution. There are no conditions or events since the most recent notification from any of the regulatory agencies regarding those capital standards that management believes have changed any of the well-capitalized categorizations of First Federal Bank.

Dividends – First Defiance’s payment of dividends to its shareholders is generally funded by the payment of dividends by the Subsidiaries. Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for the current year plus the preceding two calendar years. First Federal is required to receive prior approval from its primary regulator, the OCC, before it can pay any dividends to First Defiance, its parent company. First Federal did not pay any dividends in 2011 and 2010. As a result of its participation in the CPP, First Defiance is prohibited, without prior approval from the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

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

Holding Company Regulation – First Defiance is a unitary thrift holding company and is subject to the Federal Reserve regulations, examination, supervision and reporting requirements. Federal law generally prohibits a thrift holding company from controlling any other savings association or thrift holding company, without prior approval of the Federal Reserve, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary.

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

During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, on December 16, 2008, the FDIC issued a final rule that raised the then current assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Further, beginning April 1, 2009, the FDIC required higher risk institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels. On May 22, 2009, the FDIC issued a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009 in the amount of $906,000 for First Federal. On November 12, 2009, the FDIC issued a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. As of December 31, 2011, $2.4 million in prepaid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

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

Local Economic Conditions – First Defiance conducts its banking and insurance business primarily in northwest Ohio, northeast Indiana and southeast Michigan. Unemployment rates for most of the counties within our geographic market area are above the median rate for the United States and above the median rates for the States of Ohio, Indiana, and Michigan. As reported for December 2011, the 14 counties in which our offices are located had unemployment rates between 7.2% and 13.3%, and all experienced an improvement in their unemployment rate in 2011 compared to 2010. In addition, real estate values in First Defiance’s markets have declined and may continue to decline. High unemployment and declining real estate values have a negative impact on the Company’s earnings and financial condition because:

•	more borrowers are unable to make payments on their loans;

•	the value of collateral securing loans has declined; and

•	the overall quality of the loan portfolio has declined.

General Economic Conditions – Dramatic declines in real estate values, along with high unemployment, have disrupted the national credit and capital markets over the last several years. As a result, many financial institutions have had to seek additional capital, to merge with larger and stronger institutions, to seek government assistance or bankruptcy protection and, in some cases; they have been forced into a sale or closed by the bank regulatory agencies. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions, because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. The reduced availability of credit, the lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

Declining Real Estate Values – Approximately 75.5% of the loans in First Federal’s portfolio are secured in whole or in part by real estate. As residential real estate prices have declined in the last three years, defaults and foreclosures have increased. Commercial real estate values have also declined, and the owners of many income-producing properties are experiencing declines in their revenue, which may adversely affect their ability to repay their loans. Foreclosures and resolutions of nonperforming loans require significant personnel resources and involve other costs that may increase our operating expenses. Properties acquired through foreclosure or by deed in lieu of foreclosure are taking longer to sell in the current economy, which increases the Company’s expenses for managing, maintaining and insuring real estate owned. If First Federal is unable to sell properties at a price that will cover its expenses as well as the unpaid principal and interest on the loan, the resulting write-downs and losses will adversely affect First Defiance’s net income.

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

At December 31, 2011, First Federal’s portfolio of commercial real estate loans totaled $776.0 million, or approximately 51.7% of total loans. First Federal’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose First Defiance to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

At December 31, 2011, First Federal’s portfolio of commercial loans totaled $349.1 million, or approximately 23.2% of total loans. Commercial loans generally expose First Defiance to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. First Federal’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

The earnings of financial institutions are affected by the regulations and policies of various regulatory authorities, including the Federal Reserve Board, which regulates the money supply, and the Federal Reserve which regulates the Company and OCC which regulates First Federal, and the FDIC, which regulates First Federal. The Federal Reserve has extensive supervisory authority over the Company, affecting a comprehensive range of matters relating to ownership and control of First Defiance’s shares, First Defiance’s acquisition of other companies and businesses, permissible activities for the Company to engage in, maintenance of adequate capital levels and other aspects of operations. These supervisory and regulatory powers are intended primarily for the protection for First Defiance’s depositors and customers and the deposit insurance fund, rather than First Defiance’s shareholders.

In connection with its supervision of First Defiance, it’s former primary regulator, the Office of Thrift Supervision (“OTS”), which was eliminated and replaced by the Federal Reserve, and the Company entered into a memorandum of understanding (“MOU”), which is a tool employed by bank regulatory agencies to address areas of concern to the regulator. The memorandum for the Company requires that it submit to the Federal Reserve specific strategies for increasing and maintaining capital at targets, to be established by First Defiance’s board of directors that are commensurate with First Defiance’s risk profile. At December 31, 2011, The Company and First Federal’s capital ratios exceed all the regulatory thresholds to be considered “well-capitalized.” The memorandum also requires that First Defiance obtain approval from the Federal Reserve before it pays any dividends, including dividends on common shares, or incur, issue, renew, or rollover any debt. First Federal also agreed to a memorandum of understanding with the OTS, which was eliminated and replaced by the OCC, the principal terms of which relate to First Federal’s risk profile and asset quality. Compliance with the First Federal memorandum may restrict First Defiance’s operations and adversely affect its financial results.

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

The laws and regulations applicable to the banking industry could change at any time. As a result of ongoing challenges facing the U.S. economy in particular, the potential exists for new laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations. Increased regulation could increase First Defiance’s cost of compliance and reduce its income to the extent that they limit the manner in which First Defiance may conduct business, including its ability to offer new products, charge fees for specific products and services, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

Other possible sources of liquidity include the sale or securitization of loans, the issuance of additional collateralized borrowings beyond those currently utilized with the FHLB, the issuance of debt securities and the issuance of preferred or common securities in public or private transactions, or borrowings from a commercial bank. First Defiance does not currently have any borrowings from a commercial bank, but it has used them in the past. Pursuant to the MOU, First Defiance must obtain Federal Reserve approval before incurring or issuing any debt.

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

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of the Company’s computer systems or otherwise, could severely harm its business.

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

The issuance of Series A Preferred Shares and Warrants to the U. S. Government may adversely affect the holders of First Defiance’s Common Shares.

First Defiance issued 37,000 Series A Preferred Shares and warrants to purchase 550,595 shares of First Defiance common stock (the “Common Shares”) to the U.S. Department of the Treasury under the Capital Purchase Program. The dividends accrued and the accretion on discount on the Series A Preferred Shares issued to the U.S. Treasury reduce the net income available to the holders of our Common Shares and our earnings per Common Share. Because the Series A Preferred Shares are cumulative, any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. If the Series A Preferred Shares are not redeemed within five years after their original date of issuance, the annual dividend rate on the Series A Preferred Shares will increase from 5.0% per annum to 9.0% per annum. If First Defiance is unable to redeem the Series A Preferred Shares by December 5, 2013, the increase in the annual dividend rate on the Series A Preferred Shares could have a material adverse effect on the Company’s earnings and could also adversely affect its ability to declare and pay dividends on its Common Shares. Series A Preferred Shares will also receive preferential treatment in the event of a liquidation, dissolution or winding up of First Defiance.

The Common Shares underlying the Warrant represent approximately 5.4% of the Common Shares outstanding as of December 31, 2011 (including the shares issuable upon exercise of the Warrant in our total outstanding Common Shares). If the Warrant is exercised, the interest of the existing holders of Common Shares will be diluted. Although the Treasury Department has agreed not to vote any of the Common Shares acquired upon exercise of the Warrant, a transferee of the Warrant or of any Common Shares acquired upon exercise of the Warrant is not bound by this restriction. Finally, the terms of the Series A Preferred Shares allow the U.S. Treasury to impose additional restrictions, including those on dividends and to unilaterally amend the terms of the Series A Preferred Shares to comply with changes in applicable federal law.

If First Defiance fails to pay dividends on the Series A Preferred Shares for six quarterly dividend periods (whether or not consecutive), the Treasury Department will have the right to appoint two directors to the Company’s Board of Directors until all accrued but unpaid dividends have been paid. As long as the Series A Preferred Shares are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, as amended (the “Articles”), the vote or consent of holders owning at least 66 2/3% of the Series A Preferred Shares outstanding is required for:

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

The holders of Series A Preferred Shares, including the U.S. Treasury, may have different interests from the holders of the Common Shares, and could vote to block transactions that may be in the best interest of the present holders of the Common Shares.

First Defiance may need to raise additional capital in the future, which may result in significant dilution to holders of the Common Shares.

There can be no assurance that First Defiance will not in the future determine that it is advisable, or that it will not encounter circumstances where the Company determines that it is necessary, to issue additional Common Shares, securities convertible into or exchangeable for Common Shares or common-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. In addition, if the Company decides to repurchase the Series A Preferred Stock issued to the U.S. Treasury, it may elect or be required by its regulators to increase the amount of our Tier 1 common equity through the sale of additional Common Shares. Further, there can be no assurance that the regulators will not require the Company to generate additional capital, including Tier 1 common equity, in the future in the event of further negative economic circumstances, in order for First Defiance to redeem the Series A Preferred Stock held by the U.S. Treasury under the CPP or otherwise. The market price of the Common Shares could decline as a result of such exchange offerings, as well as other sales of a large block of the Common Shares or similar securities in the market thereafter, or the perception that such sales could occur. These factors could have a material adverse effect on the Company.

The Company may not be permitted to repurchase the U.S. Treasury’s CPP investment if and when it requests approval to do so.

While it is the Company’s plan to repurchase the Series A Preferred Stock as soon as practicable, in order to repurchase such securities, in whole or in part, it must establish to its regulators’ satisfaction that all of the conditions to repurchase have been met and must obtain the approval of its primary federal regulator and the U.S. Treasury. There can be no assurance that the Company will be able to repurchase the U.S. Treasury’s CPP investment in the Series A Preferred Stock subject to conditions that the Company finds acceptable, or at all. In addition to limiting First Defiance’s ability to return capital to its shareholders, the U.S. Treasury’s investment could limit the Company’s ability to retain key executives and other key employees because of the limits on compensation that may be paid to employees of CPP participants, and limit the Company’s ability to develop business opportunities.

If the Company is unable to redeem the Series A Preferred Stock within five years from the issuance date, the cost of this capital will increase substantially.

If the Company is unable to redeem the Series A Preferred Stock prior to December 5, 2013, the cost of this capital will increase substantially on that date, from 5.0% per annum (approximately $1.9 million annually) to 9.0% per annum (approximately $3.3 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate could have a material negative effect on the Company’s liquidity.

Regulatory restriction on dividends and First Defiance’s ability to repurchase shares may adversely affect its shareholders and the market price of the Common Shares.

As long as the Series A shares are outstanding and held by the Treasury Department, the Company cannot increase the quarterly dividend on the Common Shares above $.26 per share without prior approval from the Treasury Department. In addition to this restriction, the Federal Reserve has directed First Defiance to seek approval of the Federal Reserve before paying any dividends on the Common Shares.

The Company’s principal source of funds to pay dividends on the Common Shares is distributions from First Federal, which require the prior approval of the OCC. The OCC has advised

First Defiance that it is not likely to approve any distributions from First Federal for this purpose in the foreseeable future. The Federal Reserve and the OCC have also advised the Company that it should not pay dividends utilizing borrowings or other sources of funds that it may have access to.

As long as the Series A shares are outstanding and held by the Treasury Department, the Company cannot repurchase Common Shares without the consent of the Treasury Department (other than repurchases in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and certain other exemptions). Further, the Federal Reserve has directed First Defiance to seek approval of the Federal Reserve before repurchasing any Common Shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2011, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and thirty-two other full service banking centers in northwest Ohio, northeast Indiana and southeast Michigan. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio; 209 West Poe Road, Bowling Green, Ohio; 214 N. Defiance Street, Archbold, Ohio; 926 East High Street, Bryan, Ohio; 1755 Indian Wood Circle, Maumee, Ohio and 4350 Navarre Ave, Oregon, Ohio.

In 2009, the Company closed two branch locations, the Cole Street branch in Lima, Ohio which was owned, and the Hillsdale, Michigan branch which was leased. As of December 31, 2009, the Cole Street branch in Lima, Ohio was transferred at its fair value of $300,000 to other real estate owned and is currently held for sale. As of December 31, 2011, the value in other real estate owned was $250,000. Also, the Hillsdale branch leasehold improvements were written down to a value of $0. These two branches were closed on January 22, 2010.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Road, Defiance, Ohio.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2011. See Note 10 to the Consolidated Financial Statements.

Description/address	Leased/Owned	Net Book Value of Property	Deposits
	(In Thousands)
Main Office, First Federal
601 Clinton St., Defiance, OH	Owned	$4,311	$225,669
Operations Center
25600 Elliott Rd., Defiance, OH	Owned	5,646	N/A
Mobile Banking
1011 W. Beecher St., Adrian, MI	Owned	204	N/A
Branch Offices, First Federal
204 E. High St., Bryan, OH*	Owned	724	128,378
211 S. Fulton St., Wauseon, OH	Owned	498	54,527
625 Scott St., Napoleon, OH	Owned	1,095	69,751
1050 East Main St., Montpelier, OH	Owned	372	39,580
926 East High St., Bryan, OH*	Owned	88	—
1800 Scott St., Napoleon, OH	Owned	1,364	26,505
1177 N. Clinton St., Defiance, OH	Owned, Land Lease Leased	971	38,145
905 N. Williams St., Paulding, OH	Owned	801	44,625
201 E. High St., Hicksville, OH	Owned	385	26,071
3900 N. Main St., Findlay, OH	Owned	1,020	47,226
11694 N. Countyline St., Fostoria, OH	Owned	663	34,338
1226 W. Wooster, Bowling Green, OH	Owned	1,047	84,354
301 S. Main St., Findlay, OH	Owned	1,076	45,282
405 E. Main St., Ottawa, OH	Owned	354	77,539
124 E. Main St., McComb, OH	Owned	204	21,397
7591 Patriot Dr., Findlay, OH	Owned	1,173	42,048
417 W Dussell Dr., Maumee, OH	Owned, Land Lease	912	47,135
230 E. Second St., Delphos, OH	Owned	1,075	94,715
105 S. Greenlawn Ave., Elida, OH	Owned	341	40,024
2600 Allentown Rd., Lima, OH	Owned	821	40,652
22020 W. State Rt. 51, Genoa, OH	Owned	892	31,295
3426 Navarre Ave., Oregon, OH	Owned	977	28,849
1077 Louisiana Ave., Perrysburg, OH	Owned	1,117	27,690
2565 Shawnee Rd., Lima, OH	Owned	1,508	27,944
7437 Coldwater Rd., Fort Wayne, IN	Leased	120	10,062
135 South Main St., Glandorf, OH	Leased	—	14,796
300 N. Main St., Adrian, MI	Owned	765	64,455
1701 W. Maumee St., Adrian, MI	Owned	162	54,737
211 W. Main St., Morenci, MI	Owned	171	27,224
539 S. Meridian, Hudson, MI	Owned	596	40,348
1449 W. Chicago Blvd., Tecumseh, MI	Owned	1,530	25,125
501 E. Chicago Blvd., Tecumseh, MI	Leased	9	15,755
First Insurance Group
419 5th Street, Suite 1200, Defiance, OH	Leased	94	N/A
209 West Poe Road, Bowling Green, OH	Leased	13	N/A
214 N. Defiance St., Archbold, OH	Leased	—	N/A
926 E. High St., Bryan, OH**	Leased	—	N/A
1755 Indian Wood Circle, Maumee, OH	Leased	—	N/A
4350 Navarre Ave, Oregon, OH	Leased	—	N/A

		$33,099	$1,596,241

*	The Bryan East (926 East High St.) deposits are now included in the Bryan Main (204 E. High Street) totals.

**	Located in the Bryan East branch.

Item 3.	Legal Proceedings

First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “FDEF.” As of February 29, 2012, the Company had 2,205 shareholders of record.

The table below shows the reported high and low sales prices of the common stock and cash dividends declared per share of common stock during the periods indicated in 2011 and 2010.

	Years Ending
	December 31, 2011			December 31, 2010
	High	Low	Dividend	High	Low	Dividend
Quarter ended:
March 31	$14.64	$11.89	$—	$12.33	$9.20	$—
June 30	15.00	13.22	—	14.85	8.53	—
September 30	15.51	12.60	—	10.63	8.55	—
December 31	15.39	13.00	0.05	12.32	9.94	—

First Defiance’s ability to pay dividends to its shareholders is primarily dependent on the ability of the Subsidiaries to pay dividends to First Defiance. The OCC advised the Company that prior approval would be required to pay dividends utilizing borrowings or other sources of funds to which the Company may have access to. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

Even if the OCC approves a distribution from First Federal to First Defiance, as a result of participating in the CPP, First Defiance is prohibited, without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share as long as the Series A shares are outstanding and held by the Treasury Department.

First Federal paid $4.8 million in dividends to First Defiance during 2010. First Insurance paid $1.0 million in dividends to First Defiance during 2010. There were no dividends paid by First Federal or First Insurance in 2011.

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common stock and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2006, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First Defiance Financial Corp.	100.00	75.48	28.37	43.56	45.92	56.49
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank NASDAQ Index	100.00	78.51	57.02	46.25	54.57	48.42
SNL Midwest Thrift Index	100.00	84.47	75.06	63.22	51.25	45.21

First Defiance did not purchase any of its common shares during 2011, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the CPP prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury as long as the Series A shares are outstanding and held by the Treasury Department.

Item 6.	Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2011. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2011	2010	2009	2008	2007
	(Dollars in Thousands, Except Per Share Data
Financial Condition:
Total assets	$2,068,190	$2,035,517	$2,057,523	$1,957,400	$1,609,404
Investment securities	233,580	166,091	139,378	118,461	113,487
Loans receivable, net	1,453,822	1,478,423	1,580,575	1,592,643	1,275,806
Allowance for loan losses	33,254	41,080	36,547	24,592	13,890
Nonperforming assets (1)	46,336	56,632	61,433	41,267	11,677
Deposits and borrowers’ escrow balances	1,597,643	1,576,356	1,580,891	1,470,564	1,218,620
FHLB advances	81,841	116,885	146,927	156,067	139,536
Stockholders’ equity	278,127	240,331	234,086	229,159	165,954
Share Information:
Basic earnings per share	1.44	0.75	0.64	0.91	1.96
Diluted earnings per share	1.42	0.75	0.63	0.91	1.94
Book value per common share	24.74	25.00	24.26	23.67	23.51
Tangible book value per common share	17.78	17.16	16.44	15.67	17.79
Cash dividends per common share	0.05	—	0.295	0.95	1.01
Dividend payout ratio	3.47%	NM	46.09%	10.44%	51.53%
Weighted average diluted shares outstanding	9,540	8,153	8,196	7,919	7,178
Shares outstanding end of period	9,726	8,118	8,118	8,117	7,059
Operations:
Interest income	$87,067	$95,865	$100,579	$103,463	$98,751
Interest expense	17,186	25,702	33,257	41,268	50,089
Net interest income	69,881	70,163	67,322	62,195	48,662
Provision for loan losses	12,434	23,177	23,232	12,585	2,306
Non-interest income	27,516	27,590	26,295	19,069	22,130
Non-interest expense	62,764	63,463	60,524	57,794	48,113
Income before tax	22,199	11,113	9,861	10,885	20,373
Federal income tax	6,665	3,005	2,667	3,528	6,469
Net Income	15,534	8,108	7,194	7,357	13,904
Performance Ratios:
Return on average assets	0.75%	0.39%	0.36%	0.40%	0.90%
Return on average equity	5.89%	3.40%	3.09%	3.85%	8.48%
Interest rate spread (2)	3.69%	3.68%	3.50%	3.51%	3.17%
Net interest margin (2)	3.88%	3.89%	3.76%	3.80%	3.55%
Ratio of operating expense to average total assets	3.05%	3.09%	2.99%	3.12%	3.12%
Efficiency ratio (3)	63.62%	63.89%	61.50%	67.74%	67.29%
Capital Ratios:
Equity to total assets at end of period	13.45%	11.81%	11.38%	11.71%	10.31%
Tangible common equity to tangible assets at end of period	8.65%	7.06%	6.69%	6.72%	8.00%
Average equity to average assets	12.82%	11.62%	11.49%	10.30%	10.62%
Asset Quality Ratios:
Nonperforming assets to total assets at end of period (1)	2.24%	2.78%	2.99%	2.11%	0.73%
Allowance for loan losses to total loans*	2.24%	2.70%	2.26%	1.52%	1.08%
Net charge-offs to average loans	1.41%	1.21%	0.70%	0.41%	0.16%

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

First Insurance sells a variety of property and casualty, group health and life and individual health and life insurance products. Insurance products are sold through First Insurance is an insurance agency that does business in the Defiance, Archbold, Bryan, Bowling Green, Maumee and Oregon, Ohio areas, offering property and casualty, and group health and life insurance products. On July 1, 2011, the Company completed its acquisition of Payak-Dubbs Insurance Agency, Inc. (“PDI”), an independent property and casualty insurance agency with two office locations based in Maumee, Ohio and Oregon, Ohio for a cash price of $4.8 million. PDI was merged into First Insurance. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency. See Note 4 – Acquisitions in the Notes to the Financial Statements.

Business Strategy

First Defiance’s primary objective is to be a high performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Bank with the people you know and trust” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements First Defiance’s business strategy is commercial banking, consumer banking, including the origination and sale of single family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.

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

First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired institutions in the past with the most recent acquisition completed in 2008. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well and has been competing in for a long period of time. First Defiance completed its acquisition of PDI, on July 1, 2011, which was merged into First Insurance with offices located in Maumee and Oregon, Ohio.

Common Stock Offering

During the first quarter of 2011, the Company completed an underwritten public common stock offering by issuing 1,600,800 shares of the Company’s common stock, including 208,800 shares issued pursuant to the exercise of the underwriter’s over-allotment option, at a price of $13.25 per share for gross proceeds of $21.2 million. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $19.9 million.

Financial Condition

Assets at December 31, 2011 totaled $2.07 billion compared to $2.04 billion at December 31, 2010, an increase of $32.7 million or 1.6%. Cash and equivalents increased $5.8 million to $174.9 million at December 31, 2011 from $169.2 million at December 31, 2010. The increase in assets was a result of the Company’s continued strategy to increase security purchases selectively deploying lower yielding overnight deposits into securities on the short to intermediate end of the yield curve until loan demand becomes consistent.

Securities

The securities portfolio increased $67.5 million to $233.6 million at December 31, 2011. The 2011 activity in the portfolio included $120.5 million of purchases, $25.8 million of amortization and maturities, $27.0 million of principal pay-downs and $8.5 million of securities being sold. There was a net increase of $7.2 million in market value on available-for-sale securities. The Company also recorded $2,000 of other-than-temporary impairment on one collateralized debt obligation in 2011. See Note 6 – Investment Securities in the Notes to the financial statements for additional information.

Loans

Gross loans receivable declined $32.4 million to $1.49 billion at December 31, 2011. For more details on the loan balances, see Note 8 – Loans Receivable in the Notes to the Financial Statements.

The majority of First Defiance’s non-residential real estate and commercial loans are to small and mid-sized businesses. The combined commercial, non-residential real estate and multi-family real estate loan portfolios totaled $1.13 billion and $1.14 billion at December 31, 2011 and 2010 respectively and accounted for approximately 75.0% and 74.3% of First Defiance’s loan portfolio at the end of those respective periods. First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio totaled $203.4 million at December 31, 2011, compared with $205.9 million at the end of 2010. At the end of 2011, those loans comprised 13.6% of the total loan portfolio, down from 13.5% at December 31, 2010.

Construction loans, which include one to four family and commercial real estate properties, increased to $31.6 million at December 31, 2011 compared to $30.3 million at December 31, 2010. These loans accounted for approximately 2.1% and 2.0% of the total loan portfolio at December 31, 2011 and 2010, respectively.

Home equity and home improvement loans declined to $122.1 million at December 31, 2011, from $133.6 million at the end of 2010. At the end of 2011, those loans comprised 8.1% of the total loan portfolio, down from 8.7% at December 31, 2010.

Consumer finance and mobile home loans were just $18.9 million at December 31, 2011, down from $22.8 million at the end of 2010. These loans comprised just 1.3% and 1.5% of the total portfolio at December 31, 2011 and 2010, respectively.

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

When a collateral dependent loan moves to non-performing status, First Federal generally gets a new third party appraisal and adjusts the reserve as necessary based upon the new appraisal and an estimate of costs to liquidate the collateral. All properties that are moved into the Other Real Estate Owned (“OREO”) category are supported by current appraisals, and the OREO is carried at the lower of cost or fair value, which is determined based on appraised value less First Federal’s estimate of the liquidation costs.

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

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the company sets aside reserves based on the analysis of individual credits. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate

In establishing specific reserves, First Federal analyzes all loans on its classified and special mention lists at least quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantor in determining the amount of impairment of individual loans and the specific reserve to be recorded.

For purpose of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent weighted rolling eight quarters ending December 31, 2011.

The stratification of the loan portfolio resulted in a quantitative general allowance of $19.5 million at December 31, 2011 compared to $18.3 million at December 31, 2010. The increase in the quantitative allowance was due to the increase in the historical loss factors relating to commercial, commercial real estate, residential and credit card loans.

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

The qualitative analysis at December 31, 2011 indicated a general reserve of $6.5 million compared with $6.2 million at December 31, 2010. All 14 counties that represent the footprint of the Company have seen improvements in their unemployment rates in 2011, with six falling below the national average of 8.3%. The unemployment rates in December 2011 range from a low of 7.4% to a high of 13.3% compared to the unemployment rates in 2010 ranging from a low of 8.1% to a high of 16.3%. First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.20% for construction loans to 2.04% for nonresidential real estate loans.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for 2011 was $12.4 million compared to $23.2 million for 2010. The allowance for loan losses was $33.3 million at December 31, 2011 and $41.1 million at December 31, 2010 and represented 2.24% and 2.70% of loans, net of undisbursed loan funds and deferred fees and costs, respectively. That decrease was mainly the result of higher charge off activity and improvement in overall credit risk profile. The pace of the decline in real estate values has slowed and in some markets has stabilized. While some collateral dependent loans no longer have enough collateral value to support the outstanding balance Management believes it has processes in place to identify and assess market values. Management has expanded its credit monitoring functions even further beyond its traditionally strong focus. Additional asset review functions and more delinquent loan reporting requirements have been added to assist in this monitoring. Management will continually review credit concentrations by industry and has placed lower limits on lending within certain types of loan categories. Management has also segmented the commercial real estate portfolio to track the general performance of these segments to further refine the predictive process of identifying potential problem loans. The provision was offset by charge offs of $15.5 million against specific reserves and $5.9 million against general reserves and recoveries of $1.2 million resulting in a decrease to the overall allowance for loan loss of $7.8 million. In management’s opinion, the overall allowance for loan losses of $33.3 million as of December 31, 2011 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2011, First Defiance recorded OREO write-downs that totaled $1.0 million. These amounts were included in other non-interest expense. Management believes that the values recorded at December 31, 2011 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $122.5 million at December 31, 2011, compared to $133.1 million at December 31, 2010. At December 31, 2011, a total of $18.9 million of loans were classified as substandard for which a specific reserve is required. A total of $103.6 million in additional credits were classified as substandard at December 31, 2011 for which no specific reserve is required because of factors such as the level of collateral or the strength of guarantors. First Defiance also classified $10,000 of loans doubtful at December 31, 2011. By contrast, at December 31, 2010, a total of $47.5 million of loans were classified as substandard for which some level of specific reserve was required and $83.2 million were classified as substandard which did not require any reserve. At December 31, 2010, $2.4 million of loans were classified as doubtful.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 77.9% at December 31, 2011 compared with 87.3% at December 31, 2010. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2011 are appropriate.

At December 31, 2011, First Defiance had total non-performing assets of $46.3 million, compared to $56.6 million at December 31, 2010. Non-performing assets include loans that are 90 days past due, troubled debt restructured loans and real estate owned and other assets held for sale. Non-performing assets at December 31, 2011 and 2010 by category were as follows:

Table 1 – Nonperforming Asset

	December 31
	2011	2010
	(In thousands)
Non-performing loans:
Single-family residential	$3,890	$7,161
Construction	—	64
Non-residential and multi-family residential real estate	28,150	21,737
Commercial	6,884	11,547
Consumer finance	10	14
Home equity and improvement	394	517
Troubled debt restructured loans, accruing	3,380	6,001

Total non-performing loans	42,708	47,041
Real estate owned and repossessed assets	3,628	9,591

Total non-performing assets	$46,336	$56,632

Allowance for loan losses as a percentage of total loans*	2.24%	2.70%
Allowance for loan losses as a percentage of non-performing assets	71.77%	72.54%
Allowance for loan losses as a percentage of non-performing loans	77.86%	87.33%
Total non-performing assets as a percentage of total assets	2.24%	2.78%
Total non-performing loans as a percentage of total loans*	2.87%	3.10%
* Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2010 and December 31, 2011 is primarily in single family residential as well as in the commercial loans. The balance of single family residential loans and commercial loans was $3.3 million and $4.7 million higher at December 31, 2010 compared to December 31, 2011, respectively. Approximately $20.0 million of 2010 non-performing loans are still considered non-performing loans at December 31, 2011 and $2.8 million of real estate owned at December 31, 2011 was in real estate owned at December 31, 2010. The commercial and non-residential real estate and multi-family real estate loans that are non-performing at December 31, 2011 are comprised of 82 relationships, with 9 relationships making up $20.8 million of the $35.0 million total. The allowance for loan losses includes $2.9 million for those 9 relationships. By comparison, at December 31, 2010, 8 relationships made up the $22.2 million of commercial and non-residential real estate and multi-family real estate loans total of $33.3 million.

Non-performing loans in the single-family residential, non-residential and multi-family residential real estate and commercial loan categories represent 1.91%, 3.63% and 1.97% of the total loans in those categories respectively at December 31, 2011 compared to 3.48%, 2.83% and 3.12% respectively for the same categories at December 31, 2010. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2011 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

Non-performing assets, which include non-accrual loans, accruing troubled debt restructured loans and real estate owned, decreased to $46.3 million at December 31, 2011 from $56.6 million at December 31, 2010.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the twelve months ended and as of December 31, 2011, commercial real estate, which represented 51.70% of total loans, accounted for 62.28% of net charge-offs and 71.58% of nonaccrual loans, and commercial loans, which represented 23.25% of total loans, accounted for 19.77% of net charge-offs and 17.50% of nonaccrual loans. For the twelve months ended and as of December 31, 2010, Commercial real estate, which represented 50.14% of total loans, accounted for 52.98% of net charge-offs and 52.96% of nonaccrual loans, and commercial loans, which represented 24.19% of total loans, accounted for 26.06% of net charge-offs and 28.14% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Twelve Months Ended December 31, 2011		As of December 31, 2011
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$2,626	12.96%	$3,890	9.89%
Construction	—	0.00%	—	0.00%
Commercial real estate	12,617	62.28%	28,150	71.58%
Commercial	4,005	19.77%	6,884	17.50%
Consumer finance	25	0.12%	10	0.03%
Home equity and improvement	987	4.87%	394	1.00%

Total	$20,260	100.00%	$39,328	100.00%

	For the Twelve Months Ended December 31, 2010		As of December 31, 2010
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$2,922	15.67%	$7,161	17.45%
Construction	—	0.00%	64	0.16%
Commercial real estate	9,878	52.98%	21,737	52.96%
Commercial	4,859	26.06%	11,547	28.14%
Consumer finance	17	0.09%	14	0.03%
Home equity and improvement	968	5.19%	517	1.26%

Total	$18,644	100.00%	$41,040	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	4th 2011	3rd 2011	2nd 2011	1st 2011	4th 2010
	(dollars in thousands)
Allowance at beginning of period	$38,110	$40,530	$40,798	$41,080	$41,343
Provision for credit losses	4,099	3,097	2,405	2,833	5,652
Charge-offs:
Residential	666	647	893	547	467
Commercial real estate	6,738	2,622	1,517	2,274	4,806
Commercial	1,423	2,533	107	335	388
Consumer finance	27	36	20	11	55
Home equity and improvement	251	290	310	201	363

Total charge-offs	9,105	6,128	2,847	3,368	6,079
Recoveries	150	611	174	253	164

Net charge-offs	8,955	5,517	2,673	3,115	5,915

Ending allowance	$33,254	$38,110	$40,530	$40,798	$41,080

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(dollars in thousands)
Residential	$4,095	13.55%	$4,023	12.86%	$5,930	14.62%	$6,163	14.76%	$5,956	13.46%
Construction	63	2.10%	69	2.39%	47	1.64%	70	1.65%	73	1.98%
Commercial real estate	20,490	51.70%	24,523	51.96%	24,397	50.46%	23,390	50.42%	22,355	50.14%
Commercial	6,576	23.25%	7,804	22.99%	8,290	23.10%	9,518	23.06%	10,871	24.19%
Consumer	174	1.26%	219	1.34%	227	1.40%	207	1.41%	297	1.49%
Home equity and improvement	1,856	8.14%	1,472	8.47%	1,639	8.78%	1,450	8.70%	1,528	8.74%

	$33,254	100.00%	$38,110	100.00%	$40,530	100.00%	$40,798	100.00%	$41,080	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010
Allowance for loan losses / loans*	2.24%	2.61%	2.80%	2.77%	2.70%
Allowance for loan losses to net charge-offs	371.35%	690.77%	1,526.30%	1,309.73%	694.51%
Allowance for loan losses / non-performing assets	71.77%	66.82%	84.16%	74.56%	72.54%
Allowance for loan losses / non-performing loans	77.86%	74.39%	99.41%	89.53%	87.33%
Non-performing assets / loans plus REO*	3.11%	3.89%	3.31%	3.70%	3.70%
Non-performing assets / total assets	2.24%	2.77%	2.35%	2.65%	2.78%
Net charge-offs / average loans (annualized)	2.49%	1.55%	0.75%	0.85%	1.58%

*	Total loans are net of undisbursed funds and deferred fees and costs.

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

As of December 31, 2011, the total contractual receivable for those loans was $2.2 million and the recorded value was $1.2 million.

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

First Federal originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). During 2011, management purchased two groups of single family loans to medical professionals that had LTV’s greater than 90%. These loans were primarily variable rate loans originated in Ohio in 2011. These purchases led to the growth in the high loan to value mortgage pool. Total loans that exceed those standards described above at December 31, 2011 totaled $51.7 million, compared to $25.9 million at December 31, 2010. These loans are generally paying as agreed.

First Defiance does not make interest-only first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill at December 31, 2011 was $61.5 million compared to $57.6 million at December 31, 2010. The change in goodwill is due to the acquisition of PDI in July 2011 resulting in an addition to goodwill of $4.0 million. No impairment of goodwill was recorded in 2011 or 2010. Core deposit intangibles and other intangible assets remained relatively flat at $6.2 million in 2011 compared to 2010. During 2011, changes to the core deposit intangibles and other intangibles included the recognition of $1.4 million of amortization expense which was offset by the addition of $947,000 to the customer relationship intangible asset and $518,000 to the non-compete intangible asset as a result of the July 2011 acquisition mentioned above.

Deposits

Total deposits at December 31, 2011 were $1.596 billion compared to $1.575 billion at December 31, 2010, an increase of $20.8 million or 1.3%. Non-interest bearing deposits increased $29.2 million or 13.5% while interest bearing deposits decreased $8.4 million or 0.6%. Non-interest bearing checking accounts grew by $29.2 million, money market and interest bearing checking accounts grew by $53.6 million, savings grew by $10.6 million while retail certificates of deposit declined by $41.5 million. Management periodically utilizes the national market for certificates of deposit to supplement its funding needs. The balance of national CD’s decreased to $10.6 million at December 31, 2011, from $41.8 million at December 31, 2010. For more details on the deposit balances in general see Note 12 – Deposits.

Borrowings

FHLB advances totaled $81.8 million at December 31, 2011 compared to $116.9 million at December 31, 2010. The balance at the end of 2011 includes $44.0 million of convertible advances with rates ranging from 2.35% to 5.44%. These advances are all callable by the FHLB, at which point they would convert to a three-month LIBOR advance if not paid off. Those advances have final maturity dates ranging from 2013 to 2018. In addition, First Defiance has advances totaling $17.0 million that are callable by the FHLB only if the three-month LIBOR rate exceeds a strike rate ranging from 7.5% to 8.0%. The rate on those advances ranges from 3.48% to 3.85%. Lastly, First Defiance has $20.8 million of fixed-rate advances with rates ranging from 2.60% to 4.10%. The change in FHLB advances is the result of paying off a $10.0 million putable advance and a $10.0 million strike-rate advance in the first quarter of 2011 at maturity and a $15.0 million single maturity fixed rate advance at maturity in the third quarter of 2011.

Fat December 31, 2011, First Defiance also had $60.4 million of securities that were sold with agreements to repurchase, compared to $56.2 million of repurchase funding at December 31, 2010.

Capital Resources

Total shareholders’ equity increased $37.8 million to $278.1 million at December 31, 2011. This increase is primarily the result of the Company’s underwritten public common stock offering in the first quarter of 2011 that increased equity a net $19.9 million, net income of $15.5 million and a $4.7 million unrealized gain on available-for-sale securities. These increases were slightly offset by $1.9 million of preferred stock dividends at December 31, 2011. In 2003, the Company’s Board of Directors authorized the repurchase of 640,000 shares, 93,124 of which remain available for repurchase. During 2011, no shares were repurchased but a total of 850 stock options were exercised by four employees, resulting in a $11,000 increase in shareholders equity. During 2010, no shares were repurchased but a total of 250 stock options were exercised by three employees, resulting in a $3,000 increase in shareholders equity. Participation in the CPP prohibits the Company from buying back any of its common shares during the period it has CPP funds outstanding.

Results of Operations

Summary

First Defiance reported net income of $15.5 million for the year ended December 31, 2011 compared to $8.1 million and $7.2 million for the years ended December 31, 2010 and 2009, respectively. Net income applicable to common shares was $13.5 million in 2011 compared with $6.1 million in 2010 and $5.2 million in 2009. On a diluted per common share basis, First Defiance earned $1.42 in 2011, $0.75 in 2010 and $0.63 in 2009.

First Defiance’s 2011 net income of $15.5 million included $234,000 of acquisition related costs resulting from the PDI acquisition in July 2011. The 2011 net income included $234,000 of acquisition related costs resulting from the PDI acquisition. The 2010 net income included $63,000 of acquisition related costs resulting from the Andres O’Neil & Lowe Insurance Agency (“AOL”) acquisition. The 2009 net income did not include any acquisition related costs. Excluding these items, core earnings were $15.7 million, $8.1 million and $7.2 million for the years ended December 31, 2011, 2010 and 2009 respectively. On a diluted per share basis, core earnings amounted to $1.43, $0.75 and $0.63 for those same three periods. Management believes that the presentation of the non-GAAP financial measures assists when comparing results period-to-period in a meaningful and consistent manner and provides a better measure of results for First Defiance’s ongoing operations. A reconciliation of GAAP earnings to core earnings is as follows:

	Year Ended December 31
	2011	2010	2009
	(in thousands)
GAAP Net Income	$15,534	$8,108	$7,194
One-time acquisition related charges	234	63	—
Tax effect	(82)	(22)	—

Core Operating Earnings	$15,686	$8,149	$7,194

Basic earnings per common share:
GAAP	$1.44	$0.75	$0.64

Core Operating Earnings	$1.46	$0.75	$0.64

Diluted earnings per common share:
GAAP	$1.42	$0.75	$0.63

Core Operating Earnings	$1.43	$0.75	$0.63

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

As demand for new lending opportunities remained soft in 2011, the Company invested some of its liquidity into investment securities. This may continue into 2012 as management deems it appropriate within its liquidity strategy and consideration of overall loan demand.

Net interest income was $69.9 million for the year ended December 31, 2011 compared to $70.2 million and $67.3 million for the years ended December 31, 2010 and 2009 respectively. The tax-equivalent net interest margin was 3.88%, 3.89% and 3.76% for the years ended December 31, 2011, 2010 and 2009 respectively. The margin was relatively flat between 2010 and 2011. Interest-earning asset yields decreased 49 basis points (to 4.80% in 2011 from 5.29% in 2010) and the cost of interest bearing liabilities between the two periods decreased 49 basis points (to 1.12% in 2011 from 1.61% in 2010).

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

Total interest income decreased by $8.8 million or 9.2% to $87.1 million for the year ended December 31, 2011 from $95.9 million for the year ended December 31, 2010. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 28 basis points to 5.49% at December 31, 2011. Interest income from loans decreased to $78.6 million for 2011 compared to $88.6 million in 2010 which represents a decline of 11.3%.

During the same period the average balance of investment securities increased to $205.6 million for 2011 from $154.6 million for the year ended December 31, 2010. Interest income from the investment portfolio increased $1.0 million from 2010 to 2011. The tax-equivalent yield on the investment portfolio was 4.19% in 2011 compared to 4.71% in 2010. The investment portfolio yield decreased coupled by a narrowing of the overall duration of investments to 3.7 years at December 31, 2011 from 3.9 years at December 31, 2010.

Interest expense decreased by $8.5 million in 2011 compared to 2010, to $17.2 million from $25.7 million. This decrease was due to a 49 basis point decline in the average cost of interest-bearing liabilities in 2011. Interest expense related to interest-bearing deposits was $12.2 million in 2011 and $19.2 million in 2010. Expenses on FHLB advances and other interest bearing funding sources were $3.2 million and $530,000 respectively in 2011 and $4.7 million and $455,000 respectively in 2010. Interest expense recognized by the Company related to subordinated debentures was $1.3 million in 2011 and 2010.

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

During the same period the average balance of investment securities increased to $154.6 million for 2010 from $128.8 million for the year ended December 31, 2009. Interest income from the investment portfolio increased $282,000 from 2009 to 2010. The tax-equivalent yield on the investment portfolio was 4.71% in 2010 compared to 5.23% in 2009. The investment portfolio yield decreased coupled by a narrowing of the overall duration of investments to 3.9 years at December 31, 2010 from 4.3 years at December 31, 2009.

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

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2011, 2010 and 2009:

Table 6 – Net Interest Margin

	Year Ended December 31
	(In Thousands)
	2011			2010			2009
	Average Balance	Interest (1)	Yield/ Rate (2)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable	$1,437,588	$78,773	5.49%	$1,538,388	$88,775	5.77%	$1,600,725	$93,850	5.86%
Securities	205,609	8,440	4.19%	154,648	7,151	4.71%	128,806	6,773	5.23%
Interest-earning deposits	184,126	466	0.25%	121,911	303	0.25%	71,366	149	0.21%
FHLB stock	20,831	867	4.17%	21,375	879	4.11%	21,376	955	4.47%

Total interest-earning assets	1,848,154	88,546	4.80%	1,836,322	97,108	5.29%	1,822,273	101,727	5.58%
Non-interest-earning assets	210,216			218,486			202,960

Total Assets	$2,058,370			$2,054,808			$2,025,233

Interest-Bearing Liabilities:
Interest-bearing deposits	$1,358,785	$12,175	0.90%	$1,389,330	$19,222	1.38%	$1,370,826	$26,102	1.90%
FHLB advances	93,669	3,203	3.43%	127,281	4,711	3.70%	146,978	5,114	3.48%
Other borrowings	56,464	530	0.94%	47,046	455	0.97%	44,247	570	1.29%
Subordinated debentures	36,213	1,278	3.54%	36,228	1,314	3.63%	36,208	1,471	4.06%

Total interest-bearing liabilities	1,545,131	17,186	1.12%	1,599,885	25,702	1.61%	1,598,259	33,257	2.08%
Non-interest bearing demand deposits	231,343	—		200,864	—		176,513	—

Total including non-interest-bearing demand deposits	1,776,474	17,186	0.97%	1,800,749	25,702	1.43%	1,774,772	33,257	1.87%
Other non-interest liabilities	17,983			15,264			17,742

Total Liabilities	1,794,457			1,816,013			1,792,514
Stockholders’ equity	263,913			238,795			232,719

Total liabilities and stockholders’ equity	$2,058,370			$2,054,808			$2,025,233

Net interest income; interest rate spread (3)		$71,360	3.69%		$71,406	3.68%		$68,470	3.50%

Net interest margin (4)			3.88%			3.89%			3.76%

Average interest-earning assets to average interest-bearing liabilities			119.6%			114.8%			114.0%

(1)

Interest on certain tax exempt loans (amounting to $231,000, $274,000 and $275,000 in 2011, 2010 and 2009 respectively) and tax-exempt securities ($2.5 million, $2.0 million and $1.8 million in 2011, 2010 and 2009) is not taxable for Federal income tax purposes. The average balance of such loans was $5.5 million, $6.1 million and $6.4 million in 2011, 2010 and 2009 while the average balance of such securities was $60.5 million, $47.0 million and $41.9 million in 2011, 2010 and 2009 respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)

At December 31, 2011, the yields earned and rates paid were as follows: loans receivable, 5.14%; securities, 3.60%; FHLB stock, 3.90%; total interest-earning assets, 4.80%; deposits, 0.47%; FHLB advances, 3.68%; other borrowings, 0.90%, subordinated debentures, 3.75%; total interest-bearing liabilities, 0.70%; and interest rate spread, 4.10%.

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

Table 7 – Changes in Interest Rates and Volumes

	Year Ended December 31
	2011 vs. 2010			2010 vs. 2009
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$(4,352)	$(5,650)	$(10,002)	$(1,461)	$(3,614)	$(5,075)
Securities	(869)	2,158	1,289	(878)	1,256	378
Interest-earning deposits	6	157	163	33	121	154
FHLB stock	11	(23)	(12)	(76)	—	(76)

Total interest-earning assets	$(5,204)	$(3,358)	$(8,562)	$(2,382)	$(2,237)	$(4,619)

Interest-Bearing Liabilities
Deposits	$(6,634)	$(413)	$(7,047)	$(7,228)	$348	$(6,880)
FHLB advances	(338)	(1,170)	(1,508)	312	(715)	(403)
Term notes	(14)	89	75	(149)	34	(115)
Subordinated Debentures	(35)	(1)	(36)	(158)	1	(157)

Total interest- bearing liabilities	$(7,021)	$(1,495)	$(8,516)	$(7,223)	$(332)	$(7,555)

Increase (decrease) in net interest income			$(46)			$2,936

Provision for Loan Losses – First Defiance’s provision for loan losses was $12.4 million for the year ended December 31, 2011 compared to $23.2 million for each of the years ended December 31, 2010 and 2009.

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

Noninterest Income – Noninterest income decreased by $74,000 or 0.3% in 2011 to $27.5 million from $27.6 million for the year ended December 31, 2010. That followed an increase of $1.3 million or 4.9% in 2010 from $26.3 million in 2009.

Service fees and other charges decreased to $11.4 million for the year ended December 31, 2011 from $12.7 million for 2010 and $13.5 million for 2009. The decline in income in 2011 and 2010 mainly related to a new rule issued by the Federal Reserve Board that became effective in the third quarter of 2010 as well as changes in customer patterns. This rule prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.

First Federal’s overdraft privilege program generally provides for the automatic payment of modest overdraft limits on all accounts deemed to be in good standing when the account is accessed using paper-based check processing, a teller withdrawal, a point-of-sale terminal, an ACH transaction, an online banking or voice-response transfer, or an ATM. To be in good standing, an account must be brought to a positive balance within a 30-day period and have not excessively used the overdraft privilege program. Overdraft limits are established for all customers without discrimination using a risk assessment approach for each account classification. The approach includes a systematic review and evaluation of the normal deposit flows made to each account classification to establish reasonable and prudent negative balance limits that would be routinely repaid by normal, expected and reoccurring deposits. The risk assessment by portfolio approach assumes a minimal degree of undetermined credit risk associated with unidentified individual accounts that are overdrawn for 30 or more days. Consumer accounts overdrawn for more than 60 days are automatically charged off. Fees are charged as a one-time fee per occurrence, up to five charges per day, and the fee charged for an item that is paid is equal to the fee charged for a non-sufficient fund item that is returned.

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the years ending December 31, 2011 and 2010 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $5.4 million and $7.3 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $67,000 at December 31, 2011 and $83,000 at December 31, 2010.

Noninterest income also includes gains, losses and impairment on investment securities. In 2011, First Defiance realized a $216,000 net gain on securities compared to a $339,000 net loss in 2010 and a $3.7 million net loss in 2009. In 2011, 2010 and 2009, First Defiance recognized other-than-temporary impairment (“OTTI”) charges for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. The total OTTI charges in 2011 were $2,000 and gains on sale or call of securities were $218,000. Management recorded $2,000 of OTTI on its investment of one trust preferred collateralized debt obligation (“CDOs”) as a result of management’s analysis of the securities. The Company held nine CDOs at December 31, 2011. Four of those CDOs were written down in full prior to January 1, 2010. The remaining five CDOs have a total amortized cost of $3.8 million at December 31, 2011. Of these five, three, with a total amortized cost of $1.8 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI. In 2010, there were 30 securities called or matured and four securities sold, resulting in a net loss of $8,000. The total OTTI charges in 2010 were $331,000 and losses on sale or call of securities were $8,000. Management recorded $214,000 of OTTI on its investments of three trust preferred collateralized debt obligations (“CDOs”) and a $117,000 write-down of its perpetual preferred securities issued by Fannie Mae and Freddie Mac as a result of management’s analysis of the securities. The total OTTI charges in 2009 were $3.9 million and gains on sale or call of securities were $284,000. Management recorded $3.9 million of OTTI on its investment of nine CDOs as a result of management’s analysis of the securities. In 2009, there were 21 securities called or matured and 13 securities sold, resulting in a net gain of $284,000.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $6.4 million,

$7.8 million and $9.7 million in 2011, 2010 and 2009, respectively. The $1.4 million decrease in 2011 from 2010 is attributable to a $1.4 million decrease in the gain on sale of loans and a $757,000 negative change in the valuation adjustments on mortgage servicing rights which were partially offset by an increase of $284,000 in servicing revenue and a decrease of $473,000 in the amortization of mortgage servicing rights expense. The negative change of $757,000 in servicing rights valuation adjustments was due to an impairment charge of $404,000 in 2011 compared with a recapture of $353,000 in 2010. The impairment charge is a reflection of the decline in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights. First Defiance originated $262.8 million of residential mortgages for sale into the secondary market in 2011 compared with $388.1 million in 2010. The $1.9 million decrease mortgage banking income in 2010 from 2009 is attributable to a $1.7 million decrease in the gain on sale of loans and a $961,000 negative change in the valuation adjustments on mortgage servicing rights which were partially offset by an increase of $259,000 in servicing revenue and a decrease of $530,000 in the amortization of mortgage servicing rights expense. The negative change of $961,000 in servicing rights valuation adjustments was due to a recapture of $353,000 in 2010 compared with a recapture of $1.3 million in 2009. This was driven by a steady increase in market mortgage rates during 2009. This increase in rates decreased the assumed prepayment speed of the mortgage servicing rights. First Defiance originated $388.1 million of residential mortgages for sale into the secondary market in 2010 compared with $513.6 million in 2009. The primary reason for the decrease was the low interest rate environment in the first half of 2009 which led to higher refinance activity. The balance of the mortgage servicing right valuation allowance stands at $1.5 million at the end of 2011. See Note 9 to the financial statements.

Insurance and investment commission income increased $2.0 million or 38.3% in 2011 primarily due to the acquisition of PDI, a full insurance agency which closed on July 1, 2011, coupled with an increase in contingent income of $226,000. The PDI acquisition added approximately $1.2 million in revenue in 2011. Contingent commissions are bonus payments received by First Defiance’s insurance subsidiary for effective underwriting. Insurance and investment commission income increased $119,000 or 2.3% in 2010 primarily due to an increase in employee benefits premiums of $469,000 mostly offset by a decline in contingent income of $328,000. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency.

Noninterest Expense – Total noninterest expense for 2011 was $62.8 million compared to $63.5 million for the year ended December 31, 2010 and $60.5 million for the year ended December 31, 2009. The 2011 total includes $234,000 of acquisition related charges and the 2010 total includes $63,000 of acquisition related charges. Noninterest expense, excluding the acquisition related charges in 2011 and 2010 was $62.5 million and $63.4 million, respectively.

Compensation and benefits increased $4.2 million or 15.2% in 2011 to $31.6 million from $27.4 million in 2010. The increase in compensation and benefits is due to the Company freezing pay in 2010, an increase in health care costs of $813,000 due to an increase in claims, the acquisition of PDI which added approximately $797,000 in compensation and benefits expense and an increase in incentive expense of $1.5 million as a direct reflection of the improved financial performance of the Company. FDIC insurance costs decreased $844,000 or 22.4% to $2.9 million from $3.8 million in 2010. The decrease reflects the change in the assessment rate calculation per the Dodd-Frank regulations. Data processing decreased $652,000 or 13.3% in 2011 to $4.3 million from $4.9 million in 2010 as the Company gained efficiencies from switching to a new core systems provider in late 2010. The other noninterest expense category (including acquisition related charges in 2011 and 2010) decreased $3.5 million due to credit, collection and OREO charges decreasing $2.1 million and $1.3 million of core conversion related costs recorded in 2010.

Compensation and benefits decreased $495,000 or 1.8% in 2010 to $27.4 million from $27.9 million in 2009. Compensation declined $813,000 due to the reduction of approximately 17 full time equivalent positions during the year. Throughout 2009 and 2010, the Company focused on staffing levels and worked to reduce levels without negatively impacting our level of customer service. Work patterns and volumes did change in 2009 due in large part to the economy and lower levels of commercial lending. This decline was partially offset by an increase of $319,000 in benefits and other associated costs. Occupancy cost decreased $804,000 or 10.2% in 2010 to $7.0 million from $7.9 million in 2009. The Company made the decision to close two branch facilities and relocate a third during the fourth quarter of 2009. The closures were completed in January 2010. The costs associated with these closures were reflected in the fourth quarter of 2009 and recorded in other operating expense. FDIC insurance costs increased $416,000 or 12.4% to $3.8 million from $3.4 million in 2009. The increase reflects a general increase in premium rates. Data processing increased $368,000 or 8.1% in 2010 to $4.9 million from $4.5 million in 2009. The other noninterest expense category (including acquisition related charges in 2010) increased $3.4 million due to credit, collection and OREO charges increasing $2.1 million, legal and consulting increasing $284,000, and $1.3 million of core conversion related costs which were partially offset by a reduction on the loss on the sale of fixed assets of $549,000.

Income Taxes – Income taxes amounted to $6.7 million in 2011 compared to $3.0 million in 2010 and $2.7 million in 2009. The effective tax rates for those years were 30.0%, 27.0%, and 27.0%, respectively. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See Note 19 – Income Taxes in the Notes to the financial statements for further details.

Concentrations of Credit Risk

Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income generating property totaled $373.6 million at December 31, 2011, which represents 25.7% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 5.42% at December 31, 2011. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $38.5 million, $32.2 million and $23.5 million in 2011, 2010 and 2009, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

The primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. On July 1, 2011, First Defiance completed the acquisition of a full insurance agency from Payak-Dubbs Insurance Agency, Inc. for $4.0 million in cash. Also in 2011, the Company purchased $25.8 million in portfolio residential home loans. On May 10, 2010, First Defiance completed the acquisition of a line of business from Andres O’Neil & Lowe for $1.5 million in cash.

In considering the more typical investing activities, during 2011, $52.1 million and $8.7 million was generated from the combination of maturity, pay-downs, calls or sale of available-for-sale investment securities and $31.1 million was provided by a decline in loan growth while $120.5 million was used to purchase available-for-sale investment securities. During 2010, $46.8 million and $448,000 was generated from the maturity, pay-downs, calls or sale of available-for-sale investment securities and $53.8 million was provided by a decline in loan growth while $76.4 million was used to purchase available-for-sale investment securities. During 2009, $25.8 million and $6.4 million was generated from the maturity or sale of available-for-sale investment securities, while $35.6 million was used to fund loan growth and $52.6 million was used to purchase available-for-sale investment securities.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. For 2011, total deposits increased by $21.3 million. The amount of deposits acquired from out of market sources decreased in 2011 by $31.1 million. For 2010, total deposits decreased by $4.5 million. The amount of deposits acquired from out of market sources decreased in 2010 by $5.6 million. For 2009, total deposits increased by $110.6 million, including $101.4 million of growth in retail deposits. The amount of deposits acquired from out of market sources increased in 2009 by $8.9 million. In 2011, securities sold under repurchase arrangements increased by $4.1 million and the Company completed its common stock offering that increased the financing activities by $19.9 million. Also in 2010, securities sold under repurchase arrangements increased by $7.8 million. In 2009, short-term advances from the FHLB decreased by $9.1 million and there were no borrowings on lines of credit from other banks. Also securities sold under repurchase arrangements decreased by $1.1 million. For additional information about cash flows from First Defiance’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2011, First Defiance had the following commitments to fund deposit, advance, borrowing obligations and post-retirement benefits:

Table 8 – Contractual Obligations

	Maturity Dates by Period at December 31, 2011
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Certificates of deposit	$586,156	$310,735	$269,374	$5,257	$790
FHLB fixed advances including interest (1)	87,581	15,023	54,439	12,977	5,142
Subordinated debentures	36,083	—	—	—	36,083
Securities sold under repurchase agreements	60,386	60,386	—	—	—
Unrecognized tax benefits	141	76	65	—	—
Lease obligations	7,162	783	891	861	4,627
Post-retirement benefits	1,699	133	286	313	967

Total contractual obligations	$779,208	$387,136	$325,055	$19,408	$47,609

(1)	Includes principal payments of $81,841 and interest payments of $5,740

At December 31, 2011, First Defiance had the following commitments to fund loan or line of credit obligations:

Table 9 – Commitments

	Total	Amount of Commitment Expiration by Period
Commitments	Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Residential real estate loans in process	$16,533	$1,409	$524	$2,493	$12,107
Commercial loans in process	15,048	789	1,081	8,959	4,219
One-to-four family mortgage loan originations	22,565	22,565	0	0	0
Multifamily originations	4,602	4,602	0	0	0
Other real estate originations	22,985	22,243	742	0	0
Nonmortgage loan originations	3,703	3,703	0	0	0
Consumer lines of credit	96,626	8,654	19,442	20,621	47,909
Commercial lines of credit	112,763	103,876	8,887	0	0

Total loan commitments	294,825	167,841	30,676	32,073	64,235
Standby letters of credit	26,107	11,363	14,663	81	0

Total Commitments	$320,932	$179,204	$45,339	$32,154	$64,235

In addition to the above commitments, at December 31, 2011 First Defiance had commitments to sell $34.5 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, and brokered certificates of deposit. At December 31, 2011, First Defiance had $147.9 million capacity under its agreements with the FHLB.

First Federal is subject to various capital requirements of the OCC. At December 31, 2011, First Federal had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about First Defiance and First Federal’s capital requirements, see Note 18 – Regulatory Matters to the Consolidated December 31, 2011 Financial Statements.

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

In addition to the identification of specific customers who may be potential credit problems, management considers its historical losses, the results of independent loan reviews, an assessment of the adherence to underwriting standards, the loss experience being reported by other financial institutions operating in the Company’s market area, and other factors in providing for loan losses that have not been specifically classified. Management believes that the level of its allowance for loan loss is sufficient to cover the estimates loss incurred but not yet recognized on the loan portfolio. Refer to the section titled “Allowance for Loan Losses” and Note 2, Statement of Accounting Policies for a further description of the Company’s estimation process and methodology related to the allowance for loan losses.

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

Valuation of Securities – First Defiance believes the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. This is pertaining to the Company’s investment in certain trust preferred debt obligations securities (“CDOs”). As required by FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary, are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of other-than-temporary impairment that does not relate to the credit losses is recognized in other comprehensive income. The fair values of these CDOs, which are backed by trust preferred securities issued by banks, thrifts and insurance companies, have a fair value of $1.3 million. The market for these securities at December 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new CDOs have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issue.

Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has determined: 1) The few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at December 31, 2011; 2) An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than the market approach valuation used at the prior measurement dates and 3) The Company’s CDOs will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

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

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, First Defiance’s net interest income would increase by 8.55% over the base case scenario. It should be noted that other areas of First Defiance’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

The majority of First Defiance’s lending activities are in non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance’s non-residential and multi-family real estate loan portfolio was $776.0 million, which was split between $136.7 million of fixed-rate loans and $639.3 million of adjustable-rate loans at December 31, 2011. The commercial loan portfolio decreased to $349.1 million, which is split between $106.0 million of fixed-rate loans and $243.1 million of adjustable-rate loans at December 31, 2011. Certain loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than seven years. First Defiance also has significant balances of home equity and improvement loans ($122.1 million at December 31, 2011) of which $74.9 million fluctuate with changes in the prime lending rate. Approximately $47.2 million of home equity and improvement loans have fixed rates but the maturities on those loans range from three to five years. First Defiance also has consumer loans ($18.9 million at December 31, 2011) which tend to have a shorter duration than residential mortgage loans. Also, to limit its interest rate risk, as well as to provide liquidity, First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. For 2011, this analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. The likelihood of a decrease in interest rates as of December 31, 2011 was considered to be remote given the current interest rate levels and therefore was not included in this analysis. The results of this analysis are reflected in the following table.

Table 10 – Economic Value of Equity Analysis

December 31, 2011
Economic Value of Equity				Economic Value of Equity as % of Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
	(Dollars in Thousands)
+ 400 bp	471,564	64,772	15.92%	24.08%	450	bp
+ 300 bp	460,756	53,964	13.27%	23.17%	359	bp
+ 200 bp	447,035	40,243	9.89%	22.15%	257	bp
+ 100 bp	430,361	23,570	5.79%	21.00%	142	bp
0 bp	406,792	—	—	19.58%	—

December 31, 2010
Economic Value of Equity				Economic Value of Equity as % of Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
	(Dollars in Thousands)
+ 400 bp	264,330	(13,549)	(4.88%)	13.76%	6	bp
+ 300 bp	269,417	(8,462)	(3.05%)	13.83%	13	bp
+ 200 bp	272,867	(5,012)	(1.80%)	13.82%	12	bp
+ 100 bp	276,234	(1,645)	(0.59%)	13.80%	10	bp
0 bp	277,879	—	—	13.70%	—

The dollar and percentage change in the EVE analysis for 2011 is due to using bank specific decay speeds on non maturity deposits beginning in September 2011 as opposed to using the OTS default speeds. This extended the duration on the funding base resulting in a higher valuation of capital in today’s rate environment as well as when term interest rates shift higher.

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2011, First Federal would experience a 9.89% increase in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations. The average duration of its assets at December 31, 2011 was 1.38 years while the average duration of its liabilities was 3.24 years.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included below.

William J. Small	Donald P. Hileman
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. We also have audited First Defiance Financial Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Defiance Financial Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Defiance Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP South Bend, Indiana March 7, 2012

First Defiance Financial Corp.

Consolidated Statements of Financial Condition

	December 31
	2011	2010
	(Dollars In Thousands, except share data)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$31,931	$26,164
Federal funds sold	143,000	143,000

	174,931	169,164
Securities available-for-sale, carried at fair value	232,919	165,252
Securities held-to-maturity, carried at amortized cost (fair value $672 and $865 at December 31, 2011 and 2010 respectively)	661	839

	233,580	166,091
Loans held for sale	13,841	18,127
Loans receivable, net of allowance of $33,254 and $41,080 at December 31, 2011 and 2010, respectively	1,453,822	1,478,423
Mortgage servicing rights	8,690	9,477
Accrued interest receivable	6,142	6,374
Federal Home Loan Bank (FHLB) stock	20,655	21,012
Bank owned life insurance	35,908	34,979
Premises and equipment	40,045	41,743
Real estate and other assets held for sale (REO)	3,628	9,591
Goodwill	61,525	57,556
Core deposit and other intangibles	6,151	6,128
Deferred taxes	629	5,805
Other assets	8,643	11,047

Total assets	$2,068,190	$2,035,517

First Defiance Financial Corp

Consolidated Statements of Financial Condition (continued)

	December 31
	2011	2010
	(Dollars In Thousands, except share data)
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$245,927	$216,699
Interest-bearing	1,350,314	1,358,720

Total	1,596,241	1,575,419
Advances from the Federal Home Loan Bank	81,841	116,885
Securities sold under agreements to repurchase and other	60,386	56,247
Subordinated debentures	36,083	36,083
Advance payments by borrowers	1,402	937
Other liabilities	14,110	9,615

Total liabilities	1,790,063	1,795,186
Commitments and Contingent (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,231, net of discount	36,641	36,463
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 9,726,243 and 8,117,770 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	135,825	140,845
Accumulated other comprehensive income (loss), net of tax of $2,153 and $(184), respectively	3,997	(342)
Retained earnings	148,010	134,988
Treasury stock, at cost, 3,013,253 and 4,621,726 shares respectively	(47,351)	(72,628)

Total stockholders’ equity	278,127	240,331

Total liabilities and stockholders’ equity	$2,068,190	$2,035,517

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Income

(Amounts in Thousands, except per share data)

	Years Ended December 31
	2011	2010	2009
Interest Income
Loans	$78,648	$88,628	$93,702
Investment securities:
Taxable	4,571	4,070	3,976
Tax-exempt	2,515	1,985	1,797
Interest-bearing deposits	466	303	149
FHLB stock dividends	867	879	955

Total interest income	87,067	95,865	100,579
Interest Expense
Deposits	12,175	19,222	26,102
Federal Home Loan Bank advances and other	3,203	4,711	5,114
Subordinated debentures	1,278	1,314	1,471
Securities sold under agreement to repurchase	530	455	570

Total interest expense	17,186	25,702	33,257

Net interest income	69,881	70,163	67,322
Provision for loan losses	12,434	23,177	23,232

Net interest income after provision for loan losses	57,447	46,986	44,090
Noninterest Income
Service fees and other charges	11,387	12,740	13,503
Mortgage banking income	6,437	7,847	9,747
Insurance commissions	7,109	5,140	5,021
Gain on sale of non-mortgage loans	361	516	264
Gain (loss) on sale or call of securities	218	(8)	284
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	(44)	(367)	(4,015)
Losses recognized in other comprehensive income	42	36	75

Net impairment loss recognized in earnings	(2)	(331)	(3,940)
Trust income	599	507	415
Income from bank owned life insurance	929	1,146	557
Other noninterest income	478	33	444

Total noninterest income	27,516	27,590	26,295
Noninterest Expense
Compensation and benefits	31,554	27,403	27,898
Occupancy	7,166	7,048	7,852
FDIC insurance	2,922	3,766	3,350
Data processing	4,257	4,909	4,541
Acquisition related charges	234	63	—
Other noninterest expense	16,631	20,274	16,883

Total noninterest expense	62,764	63,463	60,524

Income before income taxes	22,199	11,113	9,861
Federal income taxes	6,665	3,005	2,667

Net Income	$15,534	$8,108	$7,194

Dividends Accrued on Preferred Shares	$(1,850)	$(1,850)	$(1,850)
Accretion on Preferred Shares	$(178)	$(170)	$(160)

Net Income Applicable to Common Shares	$13,506	$6,088	$5,184

Earnings per common share:
Basic	$1.44	$0.75	$0.64
Diluted	$1.42	$0.75	$0.63
Dividends declared per common share	$0.05	$—	$0.295

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except number of shares)

	Preferred Stock	Common Stock	Common Stock Warrant	Treasury Stock	Additional Paid-In Capital	Stock Acquired by ESOP	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity
Balance at January 1, 2009	$36,133	$127	$878	$(72,638)	$140,449	$—	$(1,904)	$126,114	$229,159
Comprehensive income:
Net income								7,194	7,194
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $844							1,568		1,568
Change in unrealized gain on postretirement benefit, net of tax of $96							178		178

Total comprehensive income									8,940
Stock option expense					228				228
400 stock options exercised, with no income tax benefit				7				(2)	5
Preferred stock dividends accrued								(1,850)	(1,850)
Accretion on preferred shares	160							(160)	—
Common stock dividends declared								(2,396)	(2,396)

Balance at December 31, 2009	$36,293	$127	$878	$(72,631)	$140,677	$—	$(158)	$128,900	$234,086
Comprehensive income:
Net income								8,108	8,108
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of ($235)							(436)		(436)
Change in unrealized gain on postretirement benefit, net of tax of $136							252		252

Total comprehensive income									7,924
Stock option expense					168				168
250 stock options exercised, with no income tax benefit				3					3
Preferred stock dividends accrued								(1,850)	(1,850)
Accretion on preferred shares	170							(170)	—

Balance at December 31, 2010	$36,463	$127	$878	$(72,628)	$140,845	$—	$(342)	$134,988	$240,331
Comprehensive income:
Net income								15,534	15,534
Change in net unrealized gains and losses on available-for-sale securities, net of income taxes of $2,516							4,672		4,672
Change in unrealized gain on postretirement benefit, net of tax of ($179)							(333)		(333)

Total comprehensive income									19,873
Stock option expense					144				144
850 stock options exercised, with no income tax benefit				14				(3)	11
1,600,800 shares issued capital stock				25,156	(5,297)				19,859
Restricted share activity under stock incentive plans				75	136				211
2,085 shares issued direct purchases				32	(3)				29
Preferred stock dividends accrued								(1,850)	(1,850)
Accretion on preferred shares	178							(178)	—
Common stock dividends declared								(481)	(481)

Balance at December 31, 2011	$36,641	$127	$878	$(47,351)	$135,825	$—	$3,997	$148,010	$278,127

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Years Ended December 31
	2011	2010	2009
Operating Activities
Net income	$15,534	$8,108	$7,194
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,434	23,177	23,232
Provision for depreciation	3,436	3,403	3,832
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	396	1,503	170
Amortization of mortgage servicing rights	2,169	2,642	3,171
Net impairment (recovery) of mortgage servicing rights	404	(353)	(1,314)
Amortization of intangibles	1,442	1,495	1,456
Gain on sale of loans	(5,968)	(7,533)	(9,008)
Loss on sale or disposals of property, plant and equipment	59	12	563
Loss on sale or write-down of REO	947	4,050	1,627
OTTI losses on investment securities	2	331	3,940
(Gain) loss on sale or call of securities	(218)	8	(284)
Change in deferred taxes	2,839	(2,417)	(4,007)
Proceeds from sale of loans held for sale	263,336	384,492	518,747
Stock option expense	144	168	228
Restricted stock unit expense	211	—	—
Origination of loans held for sale	(262,825)	(388,064)	(513,593)
Income from bank owned life insurance	(929)	(1,146)	(557)
Change in interest receivable and other assets	2,961	3,664	(8,541)
Change in accrued interest and other liabilities	2,365	(1,340)	(3,384)

Net cash provided by operating activities	38,739	32,200	23,472
Investing Activities
Proceeds from maturities, calls and paydowns of held-to-maturity securities	178	1,081	175
Proceeds from maturities, calls and paydowns of available-for-sale securities	52,097	46,765	25,770
Proceeds from sale of available-for-sale securities	8,719	448	6,383
Proceeds from sale of REO	9,630	10,511	7,076
Proceeds from sale of office properties and equipment	17	1	1,227
Purchases of available-for-sale securities	(120,499)	(76,439)	(52,645)
Purchases of held-to-maturity securities	—	—	(1,210)
Purchases of office properties and equipment	(2,041)	(1,562)	(1,763)
Investment in bank owned life insurance	—	(3,757)	(1,500)
Proceed from insurance death benefit	—	728	—
Net cash paid in Andres O’Neil & Lowe acquisition	—	(1,500)	—
Proceeds from FHLB stock redemption	357	364	—
Net cash paid in Payak-Dubbs acquisition	(3,914)	—	—
Purchase of portfolio mortgage loans	(25,842)	—	—
Proceeds from sale of non-mortgage loans	9,212	13,949	8,714
Net decrease (increase) in loans receivable	31,137	53,767	(35,598)

Net cash provided by (used) in investing activities	(40,949)	44,356	(43,371)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Cash Flows (continued)

(Amounts in Thousands)

	Years Ended December 31
	2011	2010	2009
Financing Activities
Net increase (decrease) in deposits	21,314	(4,468)	110,577
Repayment of Federal Home Loan Bank long-term advances	(35,044)	(30,042)	(25,040)
Net decrease in Federal Home Loan Bank short-term advances	—	—	(9,100)
Proceeds from Federal Home Loan Bank long-term advances	—	—	25,000
Increase (decrease) in securities sold under repurchase agreements	4,139	7,849	(1,056)
Cash dividends paid on common stock	(481)	—	(3,776)
Cash dividends paid on preferred stock	(1,850)	(1,850)	(1,747)
Net cash received from common stock issuance	19,859	—	—
Proceeds from exercise of stock options	11	3	5
Proceeds from treasury stock purchases	29	—	—

Net cash (used) provided by financing activities	7,977	(28,508)	94,863

Increase (decrease) in cash and cash equivalents	5,767	48,048	74,964
Cash and cash equivalents at beginning of period	169,164	121,116	46,152

Cash and cash equivalents at end of period	$174,931	$169,164	$121,116

Supplemental cash flow information:
Interest paid	$17,464	$26,212	$34,038

Income taxes paid	$4,875	$5,800	$8,800

Transfers from loans to other real estate owned and other assets held for sale	$4,614	$12,147	$14,930

Transfer from loans held for sale to loans	$7,596	$—	$—

Transfers from premises and equipment to other real estate owned and other assets held for sale	$—	$—	$300

See accompanying notes.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

First Defiance Financial Corp. (First Defiance or the Company) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (First Federal) and First Insurance Group of the Midwest, Inc., formerly First Insurance and Investments, Inc. (First Insurance). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Archbold, Bryan, Bowling Green, Maumee and Oregon, Ohio areas, offering property and casualty, and group health and life insurance products. On July 1, 2011, the Company completed its acquisition of Payak-Dubbs Insurance Agency, Inc. (PDI), an independent property and casualty insurance agency with two office locations based in Maumee, Ohio and Oregon, Ohio for a cash price of $4.8 million. PDI was merged into First Insurance.

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

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $1,649,000 and $2,279,000, respectively, at December 31, 2011 to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and repurchase agreements.

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

Interest income includes amortization of purchase premiums and discounts. Premiums and discounts are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are expected. Securities with unrealized losses are reviewed quarterly to determine if value impairment is other–than-temporary. In performing this review management considers the length of time and extent that fair value has been less than cost, the financial condition of the issuer, the impact of changes in market interest rates on market value and whether the Company intends to sell or it would be more than likely required to sell the securities prior to their anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

FHLB Stock

As a member of the FHLB System, First Federal is required to own stock of the FHLB of Cincinnati in an amount principally equal to 0.15% of total assets plus an amount of at least 2% but no more than 4% of its non-grandfathered mission asset activity (as defined in the FHLB’s regulations). First Federal is permitted to own stock in excess of the minimum requirement. FHLB stock is a restricted equity security that does not have a readily determinable fair value and is carried at cost. It is evaluated for impairment based upon the ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2011, the balance at FHLB of Cincinnati was $19.3 million. First Federal acquired $2.0 million of stock from the Pavilion acquisition which is held at the FHLB of Indianapolis and is required to be held for five years from the date of acquisition of March 14, 2008. The balance of this stock was $1.3 million at December 31, 2011.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan fees and costs, purchase premiums and discounts and the allowance for loan losses. Deferred fees net of deferred incremental loan origination costs, are amortized to interest income generally over the contractual life of the loan using the interest method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable and net deferred fees and costs and undisbursed loan amounts.

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

During 2011 and 2010, the Company realized losses totaling $413,000 and $477,000 pertaining to loans sold to Fannie Mae and Freddie Mac but was returned due to underwriting issues. Repurchase losses are recognized when the Company determines they are probable and estimable. No amount was accrued at December 31, 2011 and 2010 for such losses.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loans agreement. Loans, for which terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Generally, loans classified as a troubled debt restructuring are reviewed and an allowance for loan loss is established for any collateral shortfall. In some cases where there is an interest rate reduction, a cash flow analysis of the net present value is performed and an allowance may be established based on the outcome of that analysis. All modifications are reviewed by the Bank’s senior loan committee to determine whether or not the modification constitutes a troubled debt restructure. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. Loss experience is adjusted for other economic factors based on the identified risks, credit related or trends present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial real estate (consisting of multi-family residential and non-residential), commercial, consumer, residential real estate, construction, consumer, and home equity and improvement.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees, net of amortization of mortgage servicing rights (excluding valuation adjustments) totaled $1.2 million, $477,000 and $(311,000) for the years ended December 31, 2011, 2010 and 2009. Late fees and ancillary fees related to loan servicing are not material. See Note 9.

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

Stock Compensation Plans

Compensation cost is recognized for stock options and restricted share awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. See Note 21.

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

Quantitative thresholds as stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting are monitored. For the year ended December 31, 2011, the reported revenue for First Insurance was 7.1% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the year ended December 31, 2011 was 2.9% of consolidated net income. Total assets of First Insurance at December 31, 2011 were 0.7% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

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

Retirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Accounting Standards Updates

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss) (“OCI”). OCI includes unrealized gains and losses on securities available-for-sale and the net unrecognized actuarial losses and unrecognized prior services costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items reported in OCI are reported net of tax. Following is a summary of OCI for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31
	2011	2010	2009
	(In Thousands)
Net income	$15,534	$8,108	$7,194
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	7,404	(1,010)	(1,244)
Reclassification adjustment for (gains) losses realized in income	(218)	8	(284)
Other-than-temporary impairment losses on AFS securities realized in income	2	331	3,940

Net unrealized gains (losses)	7,188	(671)	2,412

Income tax effect	(2,516)	235	(844)

Net of tax amount	4,672	(436)	1,568

Change in unrealized gain on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	(537)	349	218
Net amortization and deferral	25	39	56

Net gain (loss) activity during the period	(512)	388	274
Income tax effect	179	(136)	(96)

Net of tax amount	(333)	252	178

Total other comprehensive income (loss)	4,339	(184)	1,746

Comprehensive income	$19,873	$7,924	$8,940

The following table summarizes the changes within each classification of accumulated other comprehensive income for the years ended December 31, 2011 and 2010:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2010	$32	$(374)	$(342)
Other comprehensive income (loss), net	4,672	(333)	4,339

Balance at December 31, 2011	$4,704	$(707)	$3,997

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2009	$468	$(626)	$(158)
Other comprehensive income (loss), net	(436)	252	(184)

Balance at December 31, 2010	$32	$(374)	$(342)

4. Acquisitions

On July 1, 2011, First Defiance acquired PDI, an insurance agency headquartered in Maumee and Oregon, Ohio for a cash purchase price $4.8 million and future consideration to be paid in cash in 2012 and 2013. As of December 31, 2011, management has reported goodwill of approximately $4.0 million and identifiable intangible assets of $1.5 million consisting of customer relationship intangible of $947,000 and a non-compete intangible of $518,000. A contingent payable of $626,000 was also recorded in the transaction. The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

On May 10, 2010, First Defiance acquired a group medical benefits line of business from Andres O’Neil & Lowe Insurance Agency (“AOL”) for a cash purchase price of $1.5 million and future consideration to be paid in cash in 2010, 2011 and 2012. The acquisition resulted in goodwill of $971,200 and identifiable intangible assets of $735,800 consisting of a customer relationship intangible of $597,800 and a non-compete intangible of $138,000 and a recorded contingent payable of $207,000. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

5. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2011	2010	2009
	(In Thousands, Except Per Share Amounts)
Numerator for basic and diluted earnings per common share-net income applicable to common shares	$13,506	$6,088	$5,184

Denominator:
Denominator for basic earnings per common share-weighted-average common shares, including participating securities	9,371	8,118	8,117
Effect of dilutive securities:
Employee stock options	15	1	1
Warrants	154	34	78

Dilutive potential common shares	169	35	79

Denominator for diluted earnings per common share	9,540	8,153	8,196

Basic earnings per common share	$1.44	$.75	$.64

Diluted earnings per common share	$1.42	$.75	$.63

Shares under option of 255,700 in 2011, 363,050 in 2010 and 412,150 in 2009 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

6. Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities and held-to-maturity investment securities portfolio at December 31, 2011 and 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
2011
Available-for-sale
Obligations of U.S. government corporations and agencies	$16,989	$96	$—	$17,085
U.S. treasury bonds	2,000	10	—	2,010
Mortgage-backed securities - residential	68,400	2,318	(2)	70,716
REMICs	2,863	31	—	2,894
Collateralized mortgage obligations	57,083	1,926	—	59,009
Trust preferred stock and preferred stock	3,790	73	(2,413)	1,450
Corporate bonds	8,629	—	(377)	8,252
Obligations of state and political subdivisions	65,928	5,580	(5)	71,503

Total Available-for-Sale	$225,682	$10,034	$(2,797)	$232,919

Held-to-Maturity
FHLMC certificates	$82	$1	$—	$83
FNMA certificates	199	4	—	203
GNMA certificates	72	3	—	75
Obligations of states and political subdivisions	308	3	—	311

Total Held-to-Maturity	$661	$11	$—	$672

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
2010
Available-for-sale
Obligations of U.S. government corporations and agencies	$11,980	$80	$(75)	$11,985
Mortgage-backed securities - residential	39,561	1,244	(229)	40,576
REMICs	3,378	163	—	3,541
Collateralized mortgage obligations	49,862	1,364	(169)	51,057
Trust preferred stock and preferred stock	3,787	13	(2,254)	1,546
Corporate bonds	3,782	15	—	3,797
Obligations of state and political subdivisions	52,853	779	(882)	52,750

Total Available-for-Sale	$165,203	$3,658	$(3,609)	$165,252

Held-to-Maturity
FHLMC certificates	$95	$7	$—	$102
FNMA certificates	259	6	—	265
GNMA certificates	86	3	—	89
Obligations of states and political subdivisions	399	10	—	409

Total Held-to-Maturity	$839	$26	$—	$865

The amortized cost and fair value of the investment securities portfolio at December 31, 2011 and 2010 are shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities, collateralized mortgage obligations and REMICs, which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
2011
Due in one year or less	$1,611	$1,629	$60	$63
Due after one year through five years	12,719	12,461	—	—
Due after five years through ten years	33,869	35,633	248	248
Due after ten years	49,137	50,577	—	—
MBS/CMO/REMIC	128,346	132,619	353	361

	$225,682	$232,919	$661	$672

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
2010
Due in one year or less	$2,937	$2,970	$60	$63
Due after one year through five years	5,116	5,204	60	67
Due after five years through ten years	18,714	19,008	279	279
Due after ten years	45,635	42,896	—	—
MBS/CMO/REMIC	92,801	95,174	440	456

	$165,203	$165,252	$839	$865

Securities pledged at year-end 2011 and 2010 had a carrying amount of $144.1 million and $123.8 million and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

As of December 31, 2011, the Company’s investment portfolio consisted of 367 securities, 16 of which were in an unrealized loss position. The Company does not hold any single security that is greater than 10% of the Company’s equity at December 31, 2011.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2011 and December 31, 2010:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loses
	(In Thousands)
At December 31, 2011
Available-for-sale securities:
Mortgage-backed securities - residential	$2,030	$(2)	$—	$—	$2,030	$(2)
Obligations of state and political subdivisions	—	—	746	(5)	746	(5)
Trust preferred stock and preferred stock	—	—	1,342	(2,413)	1,342	(2,413)
Corporate bonds	8,252	(377)	—	—	8,252	(377)

Total temporarily impaired securities	$10,282	$(379)	$2,088	$(2,418)	$12,370	$(2,797)

At December 31, 2010
Available-for-sale securities:
Obligations of U.S. govt. corps. and agencies	$3,925	$(75)	$—	$—	$3,925	$(75)
Mortgage-backed securities - residential	11,876	(229	—	—	11,876	(229)
Collateralized mortgage obligations and REMICs	6,011	(169)	—	—	6,011	(169)
Obligations of state and political subdivisions	21,431	(729)	1,116	(153)	22,547	(882)
Trust preferred stock and preferred stock	—	—	1,498	(2,254)	1,498	(2,254)

Total temporarily impaired securities	$43,243	$(1,202)	$2,614	$(2,407)	$45,857	$(3,609)

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

Realized gains from the sales and calls of investment securities totaled $218,000 ($142,000 after tax) in 2011 while there were realized losses of $(8,000) and gains of $284,000 ($(5,000) and $185,000 after tax) in 2010 and 2009, respectively.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequent when economic or market conditions warrant such an evaluation. The investment portfolio is evaluated for OTTI by segregating the portfolio into two general segments. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC Topic 320. Certain collateralized debt obligations (“CDOs”) are evaluated for OTTI under FASB ASC Topic 325, Investment – Other.

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

In 2011, management determined that one CDO had OTTI resulting in a write-down of $2,200 ($1,400 after tax). In 2010, management determined OTTI on three CDOs resulting in a write-down of $214,000 ($139,000 after tax). Also in 2010, management deemed it necessary based on the current economic conditions, to further write-down the perpetual preferred stock of Fannie Mae and Freddie Mac which resulted in a permanent write-down of $117,000 ($76,000 after tax). In 2009, management determined OTTI on nine CDO’s resulting in a write-down of $3.9 million.

The Company held nine CDOs at December 31, 2011. Four of those CDOs were written down in full prior to January 1, 2010. The remaining five CDOs have a total amortized cost of $3.8 million at December 31, 2011. Of these, three, with a total amortized cost of $1.8 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI.

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

The following table details the seven securities with OTTI, their lowest credit rating at December 31, 2011 and the related credit losses recognized in earnings for the four quarters ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 (In Thousands):

	Preferred Term VI Rated Ca	TPREF Funding II Rated Caa3	Alesco VIII Rated Ca	Preferred Term Sec XXVII Rated C	Trapeza CDO I Rated Ca	Alesco Preferred Funding VIII Not Rated	Alesco Preferred Funding IX Not Rated	Total
Amount of OTTI related to credit loss at January 1, 2011	$80	$318	$1,000	$76	$857	$453	$465	$3,249

Addition – Qtr 1	—	—	—	2	—	—	—	2

Amount of OTTI related to credit loss at March 31, 2011	$80	$318	$1,000	$78	$857	$453	$465	$3,251

Addition – Qtr 2	—	—	—	—	—	—	—	—

Amount of OTTI related to credit loss at June 30, 2011	$80	$318	$1,000	$78	$857	$453	$465	$3,251

Addition – Qtr 3	—	—	—	—	—	—	—	—

Amount of OTTI related to credit loss at September 30, 2011	$80	$318	$1,000	$78	$857	$453	$465	$3,251

Addition – Qtr 4	0	0	0	0	0	0	0	0

Amount of OTTI related to credit loss at December 31, 2011	$80	$318	$1,000	$78	$857	$453	$465	$3,251

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $847,000 for the above seven securities at December 31, 2011. There was $820,000 recognized in accumulated other comprehensive income at December 31, 2010.

The following table provides additional information related to the five CDO investments for which a balance remains as of December 31, 2011 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2011	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub-ordination as a % of Current Performing Collateral
Preferred Term VI	Mezz	$185	$52	$133	$0	Ca	5	64.28%	—%	—%
TPREF Funding II	B	677	235	442	0	Caa3	17	38.81%	19.23%	—%
I-Preferred Term Sec I	B-1	1,000	455	545	0	CCC	15	16.80%	12.94%	27.68%
Dekania II CDO	C-1	990	425	565	0	CCC	34	—%	12.09%	33.17%
Preferred Term Sec XXVII	C-1	903	175	728	2	C	33	28.14%	24.36%	—%

Total		$3,755	$1,342	$2,413	$2

The increase in OTTI in 2011 was the result of a slight deterioration in the performance of the underlying collateral. Specifically, depreciation was driven by both realized credit events (i.e. defaults and deferrals) and weakening credit fundamentals in some of the performing collateral, which led to an increased probability of default going forward. Excluding the Preferred Term VI, the Company’s assumed average lifetime default rate declined to 28.3% at the end of 2011 from 36.1% at the end of 2010.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Beginning balance, January 1	$3,249	$5,296	$1,356
Additions for amounts related to credit loss for which an OTTI was not previously recognized	—	76	3,521
Reductions for amounts realized for securities sold during the period	—	(2,261)	—
Reductions for amounts related to securities for which the Company intends to sell or that it will be more likely than not that the Company will be required to sell prior to recovery of amortized cost basis	—	—	—
Reductions for increase in cash flows expected to be collected that are
Recognized over the remaining life of the security	—	—	—
Increases to the amount related to the credit loss for which
Other-than-temporary was previously recognized	2	138	419

Ending balance, December 31	$3,251	$3,249	$5,296

The proceeds from sales and calls of securities and the associated gains are listed below:

	2011	2010	2009
	(In Thousands)
Proceeds	$8,719	$448	$6,383
Gross realized gains on sales	215	—	284
Gross realized losses on sales	—	(11)	—

The Company also recognized gross gains of $3,000, $3,000 and $0 on calls during 2011, 2010 and 2009, respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$38,399	$47,037	$26,382	$48,801
Unused lines of credit	24,943	184,446	34,735	193,092
Standby letters of credit	4,600	21,507	—	21,533

Total	$67,942	$252,990	$61,117	$263,426

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.00% to 13.00% and maturities ranging from less than 1 year to 30 years.

In addition to the above commitments, at December 31, 2011 First Defiance had commitments to sell $34.5 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage.

8. Loans Receivable

Loans receivable consist of the following at December 31:

	December 31
	2011	2010
	(In Thousands)
Real estate loans:
Secured by 1-4 family residential	$203,401	$205,938
Secured by multi-family residential	126,246	120,534
Secured by non-residential real estate	649,746	646,478
Construction	31,552	30,340

	1,010,945	1,003,290
Other loans:
Commercial	349,053	369,959
Home equity and improvement	122,143	133,593
Consumer Finance	18,887	22,848

	490,083	526,400

Total loans	1,501,028	1,529,690
Deduct:
Undisbursed loan funds	(13,243)	(9,267)
Net deferred loan origination fees and costs	(709)	(920)
Allowance for loan losses	(33,254)	(41,080)

Totals	$1,453,822	$1,478,423

Changes in the allowance for loan losses were as follows:

	Years Ended December 31
	2011	2010	2009
	(In Thousands)
Allowance at beginning of year	$41,080	$36,547	$24,592
Provision for credit losses	12,434	23,177	23,232
Charge-offs	(21,448)	(19,328)	(11,826)
Recoveries	1,188	684	549

Net charge-offs	(20,260)	(18,644)	(11,277)

Ending allowance	$33,254	$41,080	$36,547

The following table discloses allowance for loan loss activity for year-to-date December 31, 2011 by portfolio segment and impairment method (in thousands):

Year-to-Date December 31, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$1,741	$13	$230	$10,213	$4,362	$36	$—	$16,595

Charge-Offs	(1,307)	—	(792)	(9,745)	(3,663)	—	—	(15,507)

Recoveries	—	—	—	—	—	—	—	—

Provisions	220	(13)	757	4,932	270	(36)	—	6,130

Ending Specific Allocations	$654	$—	$195	$5,400	$969	$—	$—	$7,218

Allowance for loans collectively evaluated
Beginning General Allocations	$4,215	$60	$1,917	$9,995	$6,509	$1,492	$297	$24,485

Charge-Offs	(1,446)	—	—	(2,613)	(735)	(1,052)	(95)	(5,941)

Recoveries	127	—	—	533	393	65	70	1,188

Provisions	545	3	738	4,325	(560)	1,351	(98)	6,304

Ending General Allocations	$3,441	$63	$2,655	$12,240	$5,607	$1,856	$174	$26,036

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

(In Thousands)

	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity & Improvement	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	654	$—	$195	$5,400	$969	$—	$—	$7,218
Collectively evaluated for impairment	3,441	63	2,655	12,240	5,607	1,856	174	26,036
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance balance	$4,095	$63	$2,850	$17,640	$6,576	$1,856	$174	$33,254

Loans:
Loans individually evaluated for impairment	$4,537	$—	$1,435	$34,009	$6,773	$40	$—	$46,794
Loans collectively evaluated for impairment	199,453	18,288	125,080	616,856	343,147	122,623	18,910	1,444,357
Loans acquired with deteriorated credit quality	70	—	—	825	312	—	—	1,207

Total ending loans balance	$204,060	$18,288	$126,515	$651,690	$350,232	$122,663	$18,910	$1,492,358

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

(In Thousands)

	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity & Improvement	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,741	$13	$230	$9,843	$4,252	$36	$—	$16,115
Collectively evaluated for impairment	4,215	60	1,917	9,995	6,509	1,492	297	24,485
Acquired with deteriorated credit quality	—	—	—	370	110	—	—	480

Total ending allowance balance	$5,956	$73	$2,147	$20,208	$10,871	$1,528	$297	$41,080

Loans:
Loans individually evaluated for impairment	$8,994	$64	$1,333	$41,290	$17,189	$317	$—	$69,187
Loans collectively evaluated for impairment	197,296	21,007	119,444	605,882	353,386	133,881	22,942	1,453,838
Loans acquired with deteriorated credit quality	84	—	—	1,388	729	—	—	2,201

Total ending loans balance	$206,374	$21,071	$120,777	$648,560	$371,304	$134,198	$22,942	$1,525,226

The unpaid principal balance of individually impaired loans were as follows:

	Years Ended December 31
	2011	2010
	(In Thousands)
Year-end loans with no allocated allowance for loan losses	$29,819	$26,771
Year-end loans with allocated allowance for loan losses	18,130	44,169

Total	$47,949	$70,940
Amount of the allowance for loan losses allocated	$7,218	$16,595

	Years Ended December 31
	2011	2010	2009
	(In Thousands)
Average of individually impaired loans during the year	$60,999	$64,429	$38,860
Interest income recognized during impairment	1,701	2,237	965
Cash-basis interest income recognized	1,613	2,017	913

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Three Months Ended December 31, 2011			Year Ended December 31, 2011
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,254	$15	$15	$2,689	$68	$67
Residential Non Owner Occupied	2,495	20	19	2,646	85	87

Total Residential Real Estate	4,749	35	34	5,335	153	154
Construction	—	—	—	25	—	—
Multi-Family	1,614	15	15	2,097	88	83
CRE Owner Occupied	8,768	34	33	10,631	302	282
CRE Non Owner Occupied	18,246	105	101	19,351	777	724
Agriculture Land	1,569	8	8	1,932	47	47
Other CRE	8,384	1	1	7,952	54	43

Total Commercial Real Estate	36,967	148	143	39,866	1,180	1,096
Commercial Working Capital	2,115	5	7	3,758	74	77
Commercial Other	6,445	14	12	9,660	194	191

Total Commercial	8,560	19	19	13,418	268	268
Consumer	—	—	—	—	—	—
Home Equity and Home Improvement	181	1	1	258	12	12

Total Impaired Loans	$52,071	$218	$212	$60,999	$1,701	$1,613

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$981	$984	$—
Residential Non Owner Occupied	1,871	1,877	—

Total Residential Real Estate	2,852	2,861	—
Construction	—	—	—
Multi-Family Residential Real Estate	1,138	1,137	—
CRE Owner Occupied	5,868	5,879	—
CRE Non Owner Occupied	8,408	8,421	—
Agriculture Land	1,072	1,073	—
Other CRE	5,607	5,605	—

Total Commercial Real Estate	20,955	20,978	—
Commercial Working Capital	1,391	1,393	—
Commercial Other	3,444	3,453	—

Total Commercial	4,835	4,846	—
Consumer	—	—	—
Home Equity and Home Improvement	39	40	—

Total loans with no allowance recorded	$29,819	$29,862	$—

With an allowance recorded:
Residential Owner Occupied	$1,020	$1,020	$373
Residential Non Owner Occupied	726	726	281

Total Residential Real Estate	1,746	1,746	654
Construction	—	—	—
Multi-Family Residential Real Estate	298	298	195
CRE Owner Occupied	2,284	2,284	589
CRE Non Owner Occupied	8,589	8,596	3,235
Agriculture Land	300	300	163
Other CRE	2676	2,676	1,413

Total Commercial Real Estate	13,849	13,856	5,400
Commercial Working Capital	358	358	192
Commercial Other	1,879	1,881	777

Total Commercial	2,237	2,239	969
Consumer	—	—	—
Home Equity and Home Improvement	—	—	—

Total loans with an allowance recorded	$18,130	$18,139	$7,218

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$1,679	$1,685	$—
Residential Non Owner Occupied	3,300	3,311	—

Total Residential Real Estate	4,979	4,996	—
Construction	—	—	—
Multi-Family Residential Real Estate	137	139	—
CRE Owner Occupied	4,530	4,534	—
CRE Non Owner Occupied	6,909	6,921	—
Agriculture Land	2,394	2,401	—
Other CRE	1,639	1,645	—

Total Commercial Real Estate	15,472	15,501	—
Commercial Working Capital	1,713	1,718	—
Commercial Other	4,435	4,454	—

Total Commercial	6,148	6,172	—
Consumer	—	—	—
Home Equity and Home Improvement	35	35	—

Total loans with no allowance recorded	$26,771	$26,843	$—

With an allowance recorded:
Residential Owner Occupied	$800	$803	$259
Residential Non Owner Occupied	3,185	3,195	1,482

Total Residential Real Estate	3,985	3,998	1,741
Construction	64	64	13
Multi-Family Residential Real Estate	1,193	1,194	230
CRE Owner Occupied	6,436	6,451	2,860
CRE Non Owner Occupied	13,743	13,789	5,554
Agriculture Land	315	316	163
Other CRE	6,554	6,558	1,636

Total Commercial Real Estate	27,048	27,114	10,213
Commercial Working Capital	3,658	3,660	1,763
Commercial Other	7,940	7,968	2,599

Total Commercial	11,598	11,628	4,362
Consumer	—	—	—
Home Equity and Home Improvement	281	282	36

Total loans with an allowance recorded	$44,169	$44,280	$16,595

Impaired loans have been recognized in conformity with FASB ASC Topic 310. Loans having carrying values of $4.6 million and $12.1 million were transferred to real estate and other assets held for sale in 2011 and 2010, respectively.

The unpaid principal balance of nonaccrual loans and loans past due 90 days still on accrual were as follows:

	Years Ended December 31
	2011	2010
	(In Thousands)
Non-accrual loans	$39,328	$41,040
Loans past due over 90 days still on accrual	—	28,017
Troubled Debt Restructurings	3,380	6,001

Total Non Performing Loans	$42,708	$47,041
Real estate owned (REO)	3,628	9,591

Total Non Performing Assets	$46,336	$56,632

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	Non Accrual	TDR	Total Past Due & TDR
Residential Owner Occupied	$129,714	$1,499	$58	$2,490	$1,042	$5,089
Residential Non Owner Occupied	66,673	535	50	1,397	602	2,584

Total residential real estate	196,387	2,034	108	3,887	1,644	7,673
Construction	18,288	—	—	—	—	—
Multi-Family	124,043	1,022	—	443	1,007	2,472
CRE Owner Occupied	286,066	812	474	7,691	283	9,260
CRE Non Owner Occupied	237,642	681	501	10,398	89	11,669
Agriculture Land	69,515	—	—	1,275	157	1,432
Other Commercial Real Estate	27,761	3	—	8,342	—	8,345

Total Commercial Real Estate	620,984	1,496	975	27,706	529	30,706
Commercial Working Capital	136,365	—	—	1,410	—	1,410
Commercial Other	206,468	279	59	5,481	170	5,989

Total Commercial	342,833	279	59	6,891	170	7,399
Consumer	18,736	129	35	10	—	174
Home Equity / Home Improvement	119,360	2,602	267	394	40	3,303

Total Loans	$1,440,631	$7,562	$1,444	$39,331	$3,390	$51,727

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	Non Accrual	Accruing TDR’s	Total Past Due & TDR
Residential Owner Occupied	$106,249	$298	$1,420	$1,933	$1,775	$5,426
Residential Non Owner Occupied	86,680	842	393	5,295	1,489	8,019

Total residential real estate	192,929	1,140	1,813	7,228	3,264	13,445
Construction	21,007	—	—	64	—	64
Multi-Family	119,606	257	228	686	—	1,171
CRE Owner Occupied	204,590	607	718	5,764	671	7,760
CRE Non Owner Occupied	308,278	247	518	7,519	142	8,426
Agriculture Land	73,650	108	176	1,971	166	2,421
Other Commercial Real Estate	36,378	—	85	5,793	1,179	7,057

Total Commercial Real Estate	622,896	962	1,497	21,047	2,158	25,664
Commercial Working Capital	148,116	—	10	3,287	—	3,297
Commercial Other	209,328	413	1,595	8,264	291	10,563

Total Commercial	357,444	413	1,605	11,551	291	13,860
Consumer	22,642	233	53	14	—	300
Home Equity / Home Improvement	130,281	2,738	335	527	317	3,917

Total Loans	$1,466,805	$5,743	$5,531	$41,117	$6,030	$58,421

*	There are no loans greater than 90 days that are still accruing.

Troubled Debt Restructurings

The Company has allocated $1.8 million and $2.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and December 31, 2010. The Company has committed to lend additional amounts totaling up to $64,000 and $33,000 as of December 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

During the twelve month period ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; a permanent reduction of the recorded investment in the loan; or some other modification deeming the loan a troubled debt restructuring.

Modifications involving a reduction of the stated interest rate of the loan were for two loans. One loan was for the remaining maturity of the loan, which is in 14 years, and the other was for 6 years, after which it will convert to a market rate for the remainder of the term. There were 7 modifications involving an extension of the maturity date and those were for periods ranging from 4 months to 15 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending December 31, 2011:

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2011
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of Period End)	Increase in the Allowance (as of Period End)

Residential Owner Occupied	4	$250	$29
Residential Non Owner Occupied	1	305	—
CRE Owner Occupied	6	426	—
CRE Non Owner Occupied	6	4,628	408
Commercial / Industrial	6	2,379	(916)
Home Equity / Improvement	1	22	—

Total	24	$8,010	($479)

The troubled debt restructurings described above decreased the allowance for loan losses by $479,000 for the year ended December 31, 2011, after $2.1 million of charge-offs during the year ended December 31, 2011.

There were 6 loans that defaulted during 2011 which had been modified within one year of the default date. Two of these loans totaling $967,000 were charged off in full prior to December 2011. The remaining 4 include two residential owner occupied loans totaling $206,000, a commercial loan totaling $53,000, and an owner occupied CRE loan totaling $1.5 million. The $1.5 million owner occupied CRE loan is a golf course in which the borrower has negotiated a sale and is expected to payoff in the first quarter of 2012. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	*Not Graded	Total
Residential Owner Occupied	$5,496	$205	$4,383	$—	$124,720	$134,804
Residential Non Owner Occupied	48,653	2,965	8,408	—	9,231	69,257

Total residential real estate	54,149	3,170	12,791	—	133,951	204,061
Construction	13,417	—	127	—	4,744	18,288
Multi Family	117,699	3,519	4,186	—	1,111	126,515
CRE Owner Occupied	256,861	12,058	26,323	—	84	295,326
CRE Non Owner Occupied	210,113	5,390	33,656	—	152	249,311
Agriculture Land	66,484	1,723	2,740	—	—	70,947
Other CRE	21,616	2,687	10,661	—	1,141	36,105

Total Commercial Real Estate	555,074	21,858	73,380	—	1,377	651,689
Commercial Working Capital	125,149	6,125	6,501	—	—	137,775
Commercial Other	182,964	10,328	19,165	—	—	212,457

Total Commercial	308,113	16,453	25,666	—	—	350,232
Consumer	—	—	63	10	18,837	18,910
Home Equity/Improvement	—	—	1,734	—	120,928	122,662

Total	$1,048,452	$45,000	$117,947	$10	$280,948	$1,492,357

*	“Not Graded” category include loans that do not have a credit rating as they are considered homogenous loans. Generally mortgage and consumer loans are included in this category.

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	*Not Graded	Total
Residential Owner Occupied	$6,462	$1,055	$5,302	$794	$98,063	$111,676
Residential Non Owner Occupied	71,397	4,131	12,221	106	6,843	94,698

Total residential real estate	77,859	5,186	17,523	900	104,906	206,374
Construction	16,401	244	64	—	4,362	21,071
Multi Family	111,042	7,089	787	661	1,198	120,777
CRE Owner Occupied	174,479	12,303	25,076	295	198	212,351
CRE Non Owner Occupied	270,245	12,603	33,663	—	195	316,706
Agriculture Land	68,842	2,536	4,693	—	—	76,071
Other CRE	26,682	2,654	12,903	—	1,193	43,432

Total Commercial Real Estate	540,248	30,096	76,335	295	1,586	648,560
Commercial Working Capital	119,672	21,920	9,821	—	—	151,413
Commercial Other	182,070	13,969	23,852	—	—	219,891

Total Commercial	301,742	35,889	33,673	—	—	371,304
Consumer	—	—	60	56	22,826	22,942
Home Equity/Improvement	—	—	852	546	132,800	134,198

Total	$1,047,292	$78,504	$129,294	$2,458	$267,678	$1,525,226

*	“Not Graded” category include loans that do not have a credit rating as they are considered homogenous loans. Generally mortgage and consumer loans are included in this category.

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

	Contractual Amount Receivable	Impairment Discount	Recorded Loan Receivable
	(In Thousands)
Balance at January 1, 2009	$8,864	$3,068	$5,796
Principal payments received	(2,633)	—	(2,633)
Loans charged off	(1,110)	(1,110)	—
Additional provision for loan loss	(115)	—	(115)
Loan accretion recorded	—	(340)	340

Balance at December 31, 2009	5,006	1,618	3,388
Principal payments received	(1,056)	—	(1,056)
Loans charged off	(300)	(300)	—
Additional provision for loan loss	(168)	—	(168)
Loan accretion recorded	—	(32)	32

Balance at December 31, 2010	3,482	1,286	2,196
Principal payments received	(413)	—	(413)
Loans charged off	(250)	(250)	—
Additional provision for loan loss	(613)	—	(613)
Loan accretion recorded	—	(33)	33

Balance at December 31, 2011	$2,206	$1,003	$1,203

Interest income on loans is as follows:

	Years Ended December 31
	2011	2010	2009
	(In Thousands)
Commercial and non-residential real-estate loans	$63,229	$71,547	$73,504
Residential loans	7,545	7,679	9,446
Other loans	7,874	9,402	10,752

Totals	$78,648	$88,628	$93,702

First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio market area. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income generating property totaled $373.6 million at December 31, 2011, which represents 25% of the Company’s loan portfolio. The Company’s loans receivable are primarily to borrowers in the Northwest Ohio, Northeast Indiana or Southeast Michigan areas.

Loans to executive officers, directors, and their affiliates are as follows (in thousands):

	Years Ended December 31
	2011	2010
Beginning balance	$5,109	$4,812
New loans	5,546	4,599
Effect of changes in composition of related parties	—	(628)
Repayments	(5,880)	(3,674)

Ending Balance	$4,775	$5,109

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31
	2011	2010	2009
	(In Thousands)
Gain from sale of mortgage loans	$5,607	$7,017	$8,744
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,403	3,119	2,860
Amortization of mortgage servicing rights	(2,169)	(2,642)	(3,171)
Mortgage servicing rights valuation adjustments	(404)	353	1,314

	830	830	1,003

Net revenue from sale and servicing of mortgage loans	$6,437	$7,847	$9,747

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.3 billion at December 31, 2011 and December 31, 2010.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	Years Ended December 31
	2011	2010	2009
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,602	$10,436	$9,403
Loans sold, servicing retained	1,786	2,808	4,204
Amortization	(2,169)	(2,642)	(3,171)

Carrying value before valuation allowance at end of period	10,219	10,602	10,436
Valuation allowance:
Balance at beginning of period	(1,125)	(1,478)	(2,792)
Impairment recovery (charges)	(404)	353	1,314

Balance at end of period	(1,529)	(1,125)	(1,478)

Net carrying value of MSRs at end of period	$8,690	$9,477	$8,958

Fair value of MSRs at end of period	$8,690	$9,477	$8,958

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company’s servicing portfolio is comprised of the following:

	December 31
	2011		2010
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(Dollars in Thousands)
Fannie Mae	4,964	$494,115	5,053	$513,076
Freddie Mac	8,328	743,707	8,195	722,000
Federal Home Loan Bank	262	31,139	303	38,529
Other	22	1,426	29	1,575

Totals	13,576	$1,270,387	13,580	$1,275,180

Custodial escrow balances maintained in connection with serviced loans were $9,057,000 and $8,509,000 at December 31, 2011 and 2010, respectively.

Significant assumptions at December 31, 2011 used in determining the value of MSRs include a weighted average prepayment rate of 329 PSA and a weighted average discount rate of 9.03%. Significant assumptions at December 31, 2010 used in determining the value of MSRs include a weighted average prepayment rate of 283 PSA and a weighted average discount rate of 9.00%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2011 is presented below. These sensitivities are hypothetical. Changes in fair value based on 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	10% Adverse Change	20% Adverse Change
	(Dollars in Thousands)
Assumption:
Decline in fair value from increase in prepayment rate	$313	$688
Declines in fair value from increase in discount rate	188	438

10. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
	2011	2010
	(In Thousands)
Cost:
Land	$6,836	$6,836
Land improvements	1,269	1,269
Buildings	38,529	38,529
Leasehold improvements	606	582
Furniture, fixtures and equipment	26,075	25,227
Construction in process	946	345

	74,261	72,788
Less allowances for depreciation and amortization	34,216	31,045

	$40,045	$41,743

Depreciation expense was $3.4 million, $3.4 million and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Lease Agreements

The Company has entered into lease agreements covering First Insurance’s main office, Bowling Green, Ohio office, Maumee, Ohio office and Oregon, Ohio office, three banking center locations, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease for future branch development and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

Future minimum commitments under non-cancelable operating leases are as follows (in thousands):

2012	$783
2013	454
2014	437
2015	435
2016	426
Thereafter	4,627

Total	$7,162

Rentals under operating leases amounted to $669,000, $465,000 and $504,000, in 2011, 2010, and 2009, respectively.

11. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31
	2011	2010	2009
	(In Thousands)
Beginning balance	$57,556	$56,585	$56,585
Goodwill acquired or adjusted during the year	3,969	971	—

Ending balance	$61,525	$57,556	$56,585

Acquired Intangible Assets

Activity in intangibles for the years ended December 31, 2011 and 2010 was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
	(In Thousands)
Balance as of January 1, 2009	$12,102	$(3,758)	$8,344
Amortization of intangible assets	—	(1,456)	(1,456)

Balance as of December 31, 2009	12,102	(5,214)	6,888
Intangible assets acquired	735	—	735
Amortization of intangible assets	—	(1,495)	(1,495)

Balance as of December 31, 2010	12,837	(6,709)	6,128
Intangible assets acquired	1,465	—	1,465
Amortization of intangible assets	—	(1,442)	(1,442)

Balance as of December 31, 2011	$14,302	$(8,151)	$6,151

Aggregate amortization expense was $1,442,000, $1,495,000 and $1,456,000 for 2011, 2010 and 2009 respectively.

Estimated amortization expense for each of the next five years and thereafter (in thousands) is as follows:

2012	$1,413
2013	1,242
2014	1,102
2015	687
2016	501
Thereafter	1,206

Total	$6,151

12. Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31
	2011	2010	2009
	(In Thousands)
Checking and money market accounts	$2,144	$3,117	$3,439
Savings accounts	249	362	460
Certificates of deposit	9,782	15,743	22,203

Totals	$12,175	$19,222	$26,102

Accrued interest payable on deposit accounts amounted to $118,000 and $251,000 December 31, 2011 and 2010, respectively, which was comprised of $92,000 and $26,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2011 and $211,000 and $40,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2010.

A summary of deposit balances is as follows:

	December 31
	2011	2010
	(In Thousands)
Non-interest bearing checking accounts	$245,927	$216,699
Interest bearing checking and money market accounts	609,057	555,434
Savings deposits	155,101	144,491
Retail certificates of deposit less than $100,000	387,607	465,774
Retail certificates of deposit greater than $100,000	187,913	151,258
Brokered or national certificates of deposit	10,636	41,763

	$1,596,241	$1,575,419

Scheduled maturities of certificates of deposit at December 31, 2011 are as follows (in thousands):

2012	$310,735
2013	175,286
2014	94,088
2015	3,656
2016	1,601
2017 and thereafter	790

Total	$586,156

At December 31, 2011 and 2010, deposits of $685.0 million and $604.6 million, respectively, were in excess of $100,000. Of these same deposits at December 31, 2011 and 2010, deposits of $328.1 million and $267.7 million, respectively, were in excess of the $250,000 FDIC insurance limit. At December 31, 2011 and 2010, $66.4 million and $51.3 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000 and an additional $77.7 million and $72.5 million of securities were pledged at December 31, 2011 and December 31, 2010, respectively, as collateral against deposits from private entities in excess of $100,000.

13. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities, certain first mortgage home equity loans, certain multi-family or non-residential real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by multi-family or non-residential real estate loans, and agriculture real estate loans must have 300% collateral coverage. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2011 and December 31, 2010 were $640.2 million and $632.9 million, respectively. First Federal may obtain advances of up to approximately $147.9 million from the FHLB at December 31, 2011.

At year-end, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
(in Thousands)
December 31, 2011
Short-term borrowings	$—	Overnight	0.00%
Single maturity fixed rate advances	20,000	January 2013 to October 2013	2.79%
Putable advances	44,000	February 2013 to March 2018	4.10%
Strike-rate advances	17,000	October 2012 to February 2013	3.61%
Amortizable mortgage advances	841	December 2015	4.10%

	$81,841

December 31, 2010
Short-term borrowings	$—	Overnight	0.00%
Single maturity fixed rate advances	35,000	January 2011 to October 2013	2.39%
Putable advances	54,000	February 2011 to March 2018	4.26%
Strike-rate advances	27,000	March 2011 to February 2013	4.18%
Amortizable mortgage advances	885	December 2015	4.10%

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

Estimated future minimum payments by fiscal year based on maturity date and current interest rates are as follows (in thousands):

2012	$15,023
2013	53,886
2014	553
2015	12,858
2016	119
Thereafter	5,142

Total minimum payments	87,581
Less amounts representing interest	5,740

Totals	$81,841

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2011 and December 31, 2010, there were no amounts outstanding under First Defiance’s Cash Management Advance line of credit. The total available under this line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available. There were no borrowings against this line at December 31, 2011 and December 31, 2010. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis.

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.73% and 1.67% as of December 31, 2011 and 2010 respectively.

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

A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31
	2011	2010
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464

Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

15. Notes Payable and Other Short-term Borrowings

Total short-term borrowings, revolving and term debt is summarized as follows:

	Years Ended December 31
	2011	2010
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$60,386	$56,247
Year-end interest rate	0.92%	0.98%
Average daily balance during year	56,495	47,088
Maximum month-end balance during the year	61,240	56,247
Average interest rate during the year	0.94%	0.97%
Revolving line of credit facilities to financial institutions
Average daily balance during year	$—	$—
Maximum month-end balance during the year	—	—
Average interest rate during the year	—%	—%

As of December 31, 2011, First Federal Bank had the following lines of credit facilities available for short-term borrowing purposes:

A $10 million line of credit with the Federal Reserve Bank Discount Window at an interest rate of 50 basis points over the fed funds rate. The fed funds rate as of December, 31, 2011 was 0.25%.

A $15 million line of credit with the Bank of America. The rate on this line of credit is Bank of America’s fed funds rate, which floats daily.

As of December 31, 2010, First Defiance had no line of credit facilities available for short-term borrowing purposes.

Further, the Company has agreed with its primary regulator not to incur, issue, renew or roll-over any debt, increase any current lines of credit, or guarantee the debt of any entity without the Federal Reserve’s prior approval.

16. Other Non-Interest Expense

The following is a summary of other non-interest expense:

	Years Ended December 31
	2011	2010	2009
	(In Thousands)
Legal and other professional fees	$2,473	$3,045	$2,486
Marketing	1,392	1,191	1,293
State franchise taxes	2,010	2,088	1,994
REO expenses and write-downs	2,453	4,324	2,245
Printing and office supplies	502	529	569
Amortization of intangibles	1,442	1,495	1,456
Postage	674	668	650
Check charge-offs and fraud losses	493	407	128
Credit and collection expense	874	1,149	1,117
Other	4,318	5,378	4,945

Total other non-interest expense	$16,631	$20,274	$16,883

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

Included in accumulated other comprehensive income at December 31, 2011 and 2010 are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31
	2011	2010
	(In Thousands)
Unrecognized prior service cost	$46	$56
Unrecognized actuarial losses	1,041	519

Total recognized in Accumulated Other Comprehensive Income	1,087	575
Income tax effect	(380)	(201)

Net amount recognized in Accumulated Other Comprehensive Income	$707	$374

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2012 is $40,000 ($26,000 net of tax) and $10,000 ($6,500 net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31
	2011	2010
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,497	$2,734
Service cost	73	73
Interest cost	128	146
Participant contribution	14	14
Actuarial (gains) / losses	537	(349)
Acquisition	—	—
Benefits paid	(132)	(121)

Benefit obligation at end of year	3,117	2,497
Change in fair value of plan assets:
Balance at beginning of year	—	–
Employer contribution	118	107
Participant contribution	14	14
Benefits paid	(132)	(121)

Balance at end of year	—	–

Funded status at end of year	$(3,117)	$(2,497)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31
	2011	2010	2009
	(In Thousands)
Service cost-benefits attributable to service during the period	$73	$73	$60
Interest cost on accumulated postretirement benefit obligation	128	146	166
Net amortization and deferral	25	39	56

Net periodic postretirement benefit cost	226	258	282
Net (gain) / loss during the year	537	(349)	(218)
Prior service cost added during the year	—	—	—
Amortization of prior service cost and actuarial losses	(25)	(39)	(56)

Total recognized in comprehensive income	512	(388)	(274)

Total recognized in net periodic postretirement benefit cost and other comprehensive income	$738	$(130)	$8

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2011	2010
Weighted average discount rates:
Used to determine benefit obligations at December 31	4.25%	5.25%
Used to determine net periodic postretirement benefit cost for years ended December 31	5.25%	5.70%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that rate reaches ultimate trend rate	2019	2019

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2012	$133
2013	135
2014	151
2015	151
2016	162
2017 through 2021	967

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31		Year Ended December 31
	2011	2010	2011	2010
	(In Thousands)
Effect on total of service and interest cost	$27	$28	(23)	$(24)
Effect on postretirement benefit obligation	431	288	(364)	(247)

The Company expects to contribute $135,000 before reflecting expected Medicare retiree drug subsidy payments in 2012.

18. Regulatory Matters

First Federal is subject to minimum capital adequacy guidelines as set forth in regulations previously adopted by the Office of Thrift Supervision (“OTS”) which are now enforced by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material impact on First Federal’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must maintain capital amounts in excess of specified minimum ratios based on quantitative measures of First Federal’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures previously established by the OTS to ensure capital adequacy require First Federal to maintain minimum amounts and ratios (as set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to adjusted total assets.

The following schedule presents First Federal Bank’s regulatory capital ratios as of December 31, 2011 and December 31, 2010:

	December 31, 2011
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
First Federal Bank	$231,787	11.62%	$79,757	4.0%	$99,697	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
First Federal Bank	$231,787	14.16%	$65,492	4.0%	$98,238	6.0%

Total Capital (to Risk Weighted Assets) (1)
First Federal Bank	$252,411	15.42%	$130,984	8.0%	$163,730	10.0%

(1)

Core capital is computed as a percentage of adjusted total assets of $1.99 billion for the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.64 billion for the Bank.

	December 31, 2010
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
First Federal Bank	$213,625	10.81%	$79,055	4.0%	$98,819	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
First Federal Bank	$213,625	12.84%	$66.571	4.0%	$99,856	6.0%

Total Capital (to Risk Weighted Assets) (1)
First Federal Bank	$234,576	14.09%	$133,141	8.0%	$166,426	10.0%

(1)

Core capital is computed as a percentage of adjusted total assets of $1.98 billion for the bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.66 billion for the Bank.

Management believes that, as of December, 31, 2011, First Federal Bank was “well capitalized” based on the ratios presented above.

First Federal Bank is subject to the regulatory capital requirements administered by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Regulatory authorities can initiate certain mandatory actions if First Federal Bank fails to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2011, that First Federal Bank meets all capital adequacy requirements to which they are subject.

First Defiance is a unitary thrift holding company and is regulated by the Federal Reserve. At the present time, capital requirements for Savings and Loan Holding Company’s have not been completed yet and therefore, First Defiance is not yet subject to regulatory capital requirements under the Federal Reserve.

Dividend Restrictions – Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal did not pay dividends in 2011 and paid $4.8 million in dividends in 2010. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for 2010 and 2011 plus 2012 net profits. During 2012, First Federal could declare dividends of approximately $20.6 million plus 2012 net profits to First Defiance. First Federal must receive approval from the OCC prior to the payment of any such dividend, and it may apply to the OCC to pay total dividends that exceed an amount equal to its 2010 to 2012 net profits. First Insurance did not pay dividends to First Defiance in 2011 and paid $1.0 million in dividends in 2010.

As a result of its participation in the CPP, First Defiance is prohibited without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party. Further, First Defiance has agreed to obtain OCC approval prior to the declaration of dividends. First Defiance declared and paid a $0.05 per share common stock dividend in December of 2011.

19. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31
	2011	2010	2009
	(In Thousands)
Current:
Federal	$3,714	$5,372	$6,590
State and local	(91)	50	84
Deferred	3,042	(2,417)	(4,007)

	$6,665	$3,005	$2,667

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Years Ended December 31
	2011	2010	2009
	(In Thousands)
Tax expense at statutory rate (35%)	$7,769	$3,889	$3,451
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	(59)	32	55
ESOP adjustments	—	—	—
Tax exempt interest income, net of TEFRA	(926)	(745)	(673)
Bank owned life insurance	(230)	(278)	(311)
Stock option expense	36	54	76
Other	75	53	69

Totals	$6,665	$3,005	$2,667

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31
	2011	2010
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$11,639	$14,296
Postretirement benefit costs	1,090	874
Deferred compensation	910	900
Impaired loans	809	1,310
Capital loss carry-forward	621	621
Impaired investments	872	804
Accrued vacation	521	476
Allowance for real estate held for sale losses	195	748
Deferred loan origination fees and costs	238	309
Other	460	347

Total deferred federal income tax assets	17,355	20,685
Deferred federal income tax liabilities:
FHLB stock dividends	3,284	3,284
Goodwill	3,781	3,172
Mortgage servicing rights	3,043	3,291
Fixed assets	1,449	1,524
Other intangible assets	1,393	1,871
Loan mark to market	1,062	1,405
Net unrealized gains on available-for-sale securities	2,533	17
Other	384	316

Total deferred federal income tax liabilities	16,929	14,880

Net deferred federal income tax asset (liability)	$426	$5,805

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2011.

At December 31, 2011, the Company had capital loss carry-forwards of $1.8 million which will expire on December 31, 2014. No valuation allowance has been recorded as management has evaluated evidence supporting the realization of this asset and determined it is more likely than not that the asset will be realized.

Retained earnings at December 31, 2011 include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2011 was approximately $3.85 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$444
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	(98)
Settlements	—

Balance at December 31, 2009	$346

Balance at January 1, 2010	$346
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	(65)
Settlements	—

Balance at December 31, 2010	$281

Balance at January 1, 2011	$281
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to the statute of limitations	(140)
Settlements	—

Balance at December 31, 2011	$141

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement, net of the related federal tax benefit, for the year ended December 31, 2011 was $14,000, and the amount accrued for interest and penalties (net of the related federal tax benefit) at December 31, 2011 was $73,000.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2007. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

20. Employee Benefit Plans

401(k) Plan

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (First Defiance 401(k)) if they meet certain age and service requirements. Beginning in 2009, under the First Defiance 401(k), First Defiance matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. Previously, matching contributions were 50% of the first 3% of participants contributions. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $717,000, $660,000 and $719,000 for the years ended December 31, 2011, 2010 and 2009, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

On June 30, 2010, First Federal adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, First Federal will purchase and own life insurance policies covering the lives of employees selected by the board of directors of First Federal as participants. There was $137,000 and $547,000 of expense recorded for the years ended December 31, 2011 and 2010, respectively, with a liability of $683,000 and $547,000 for future benefits recorded at December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, 317,800 options have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officer’s, which vest 40% in 2011 and then 20% annually, subject to certain other limitations required by the Emergency Economic Stabilization Act of 2008. All options expire ten years from date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

On August 15, 2011, the Company approved a Short-Term and a Long-Term Equity Incentive Plan for selected members of management. The Plans are effective January 1, 2011 and provide for cash and/or equity benefits if certain performance targets are achieved. Awards issued under these Plans will reduce the amount of awards available to be issued under the 2010 Equity Plan.

The Short-Term Equity Incentive Plan includes nine members of management. These participants may earn up to 25% to 45% of their 2011 salary for potential payout under the Short-Term Equity Incentive Plan. The final amount of benefit was determined at December 31, 2011 based on the achievement of certain targets which each contribute from 10% to 25% of the total potential benefit earned. The targets include diluted earnings per share, net charge offs to average loans, non-performing assets to total assets, classified assets to total assets, return on average equity and return on average assets. Two of the Participants in the Plan are high-compensated employees (“HCE’s”) who are not eligible to receive cash payments and therefore their total potential benefit will be paid out as restricted share awards. These participants earned a total of 13,554 awards as a result of targets being achieved. The expense associated with payment of these awards was considered an equity arrangement for accounting purposes and was accounted for as a component of equity. For the year ended December 31, 2011 total expense of $162,000 has been recorded through equity associated with the estimated benefits to these participants. The remaining participants have the option to receive their potential benefits in cash, restricted share awards, or a combination thereof. Accordingly any expense associated with payment of these benefits is considered a liability award for accounting purposes and will be accounted for as an accrued liability. For the year ended December 31, 2011 total expense of $220,000 was recorded and is included within other liabilities. The benefits earned under this plan will be paid out as follows 50% in the first quarter of 2012, 25% in the first quarter of 2013, and 25% in the first quarter of 2014. The participants are required to be employed on the day of payout in order to receive such payment.

The Long-Term Equity Incentive Plan includes nine members of management. These participants may earn up to 25% to 45% of their 2011 salary for potential payout under the Long-Term Equity Incentive Plan. The final amount of benefit will be determined at December 31, 2012 based on the achievement of certain targets which each contribute from 33% to 34% of the total potential benefit earned. The targets include a peer comparison of return on average equity, earnings per share growth and revenue growth. Two of the Participants in the Plan are high-compensated employees (“HCE’s”) who are not eligible to receive cash payments and therefore their total potential benefit will be paid out as restricted share awards. These participants may earn up to a maximum of 13,554 awards if all targets are achieved. Any estimated expense associated with payment of these awards is considered an equity arrangement for accounting purposes and will be accounted for as a component of equity. For the year ended December 31, 2011 total expense of $49,000 has been recorded through equity associated with the estimated benefits to these participants. The remaining participants have the option to receive their potential benefits in cash, restricted share awards, or a combination thereof. Accordingly any expense associated with payment of these benefits is considered a liability award for accounting purposes and will be accounted for as an accrued liability. For the year ended December 31, 2011 total expense of $60,000 was recorded and is included within other liabilities. The benefits earned under this plan will be paid out in full in the first quarter of 2013. The participants are required to be employed on the day of payout in order to receive such payment.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	Year Ended December 31
	2011	2010	2009
Risk-free interest rate	—	1.57%	3.38%
Expected term	—	7.2 years	6.4 years
Expected stock price volatility	—	44.6%	26.1%
Dividend yield	—	0.00%	3.62%

The following table summarizes stock option activity for 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2011	415,000	$19.17
Granted	—	—
Exercised	850	12.59
Forfeited/Expired	96,350	15.34

Outstanding at December 31, 2011	317,800	$20.35	4.94	$317

Vested or expected to vest at December 31, 2011	317,800	$20.35	4.94	$317

Exercisable at December 31, 2011	238,840	$22.30	4.33	$118

Information related to the stock option plans follows:

	Year Ended December 31.
	2011	2010	2009
	(in thousands, except per share amounts)
Intrinsic value of options exercised	$1	$1	$1
Cash received from option exercises	11	3	5
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	—	$4.05	$1.88

As of December 31, 2011, there was $122,000 of total unrecognized compensation cost related to non-vested stock options granted under the Company Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 1.9 years.

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

Unvested Shares	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at January 1, 2011	—	$—
Granted	18,292	12.56
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2011	18,292	12.56

As of December 31, 2011, there was $39,000 of total unrecognized compensation cost related to unvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.18 years.

As of December 31, 2011 and 2010, 326,708 and 345,000 shares, respectively, were available for grant under the Company’s stock option plans. Options forfeited or cancelled under all plans except the 2010 plan are no longer available for grant to other participants

22. Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

	December 31
Statements of Financial Condition	2011	2010
	(In Thousands)
Assets
Cash and cash equivalents	$11,466	$1,868
Available for Sale Securities	2,010	0
Investment in banking subsidiary	287,823	266,752
Investment in non-bank subsidiary	12,205	6,976
Other assets	1,783	1,744

Total assets	$315,287	$277,340

Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	1,077	926
Stockholders’ equity	278,127	240,331

Total liabilities and stockholders’ equity	$315,287	$277,340

	Years Ended December 31
Statements of Income	2011	2010	2009
	(In Thousands)
Dividends from subsidiaries	$—	$5,802	$6,050
Interest on investments	8	—	—
Interest expense	(1,278)	(1,315)	(1,471)
Other-than-temporary impairment on investment securities	—	—	(419)
Other income	1	—	(3)
Noninterest expense	(690)	(857)	(881)

Income (loss) before income taxes and equity in earnings of subsidiaries	(1,959)	3,630	3,276
Income tax credit	(665)	(739)	(950)

Income (loss) before equity in earnings of subsidiaries	(1,294)	4,369	4,226
Undistributed equity in (distributions in excess of) earnings of subsidiaries	16,828	3,739	2,968

Net income	$15,534	$8,108	$7,194

Comprehensive income	$19,873	$7,924	$8,940

	Years Ended December 31
Statements of Cash Flows	2011	2010	2009
	(In Thousands)
Operating activities:
Net income	$15,534	$8,108	$7,194
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distribution in excess of (undistributed equity in) earnings of subsidiaries	(16,828)	(3,739)	(2,968)
OTTI on investment securities	—	—	419
Change in other assets and liabilities	109	(1,045)	741

Net cash provided by (used in) operating activities	(1,185)	3,324	5,386
Investing activities:
Investment in non-bank subsidiary	(4,785)	(1,500)	—
Purchase of available-for-sale securities	(2,000)	—	—

Net cash (used in) provided by investing activities	(6,785)	(1,500)	—
Financing activities:
Equity incentive plans	40	3	5
Cash dividends paid	(2,331)	(1,850)	(5,523)
Proceeds from issuance of common stock	19,859	—	—

Net cash used in financing activities	17,567	(1,847)	(5,518)

Net increase (decrease) in cash and cash equivalents	9,598	(23)	(132)
Cash and cash equivalents at beginning of year	1,868	1,891	2,023

Cash and cash equivalents at end of year	$11,466	$1,868	$1,891

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$—	$17,085	$—	$17,085
US Treasury bonds	—	2,010	—	2,010
Mortgage-backed securities - residential	—	70,716	—	70,716
REMICs	—	2,894	—	2,894
Collateralized mortgage obligations	—	59,009	—	59,009
Trust preferred stock	—	—	1,342	1,342
Preferred stock	108	—	—	108
Corporate bonds	—	8,252	—	8,252
Obligations of state and political subdivisions	—	71,503	—	71,503
Mortgage banking derivative - asset	—	865	—	865
Mortgage banking derivative - liability	—	(258)	—	(258)

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$—	$11,985	$—	$11,985
Mortgage-backed securities - residential	—	40,576	—	40,576
REMICs	—	3,541	—	3,541
Collateralized mortgage obligations	—	51,057	—	51,057
Trust preferred stock	—	—	1,498	1,498
Preferred stock	48	—	—	48
Corporate bonds	—	3,797	—	3,797
Obligations of state and political subdivisions	—	52,750	—	52,750
Mortgage banking derivative - asset	—	265	—	265

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and December 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2011	$1,498
Total gains or losses (realized/unrealized)
Included in earnings	(2)
Included in other comprehensive income (presented gross of taxes)	(159)
Amortization	5
Sales	—
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2011	$1,342

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2010	$1,589
Total gains or losses (realized/unrealized)
Included in earnings	(214)
Included in other comprehensive income (presented gross of taxes)	128
Purchases, issuances, and settlements	20
Sales	(25)

Transfers in and/or out of Level 3	—

Ending balance, December 31, 2010	$1,498

The following table summarizes assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired Loans
Residential Loans	$—	$—	$1,092	$1,092
Commercial Loans	—	—	1,268	1,268
Multi Family Loans	—	—	103	103
CRE loans	—	—	8,449	8,449

Total Impaired loans	—	—	10,912	10,912
Mortgage servicing rights	—	8,690	—	8,690
Residential Loans			28	28
CRE loans			1,600	1,600

Real estate held for sale	—	—	1,628	1,628

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired Loans
Residential Loans	$—	$—	$2,541	$2,541
Commercial Loans			7,236	7,236
Multi Family Loans			962	962
CRE loans			16,835	16,835

Total Impaired loans			27,574	27,574
Mortgage servicing rights	—	9,477	—	9,477
Residential Loans			1,474	1,474
CRE loans			1,975	1,975

Real estate held for sale	—	—	3,449	3,449

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $10.9 million, with a valuation allowance of $7.2 million at December 31, 2011. A provision expense of $5.4 million for year ended December 31, 2011 was included in earnings.

Mortgage servicing rights which are carried at lower of cost or fair value had a fair value of $8,690,000 at December 31, 2011, resulting in a valuation allowance of $1,529,000. A charge of $404,000 was included in the earnings for the year ended December 31, 2011.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $1,047,000 for the year ended December 31, 2011 was recorded directly as an adjustment to current earnings through non-interest expense.

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

In accordance with FASB ASC Topic 825, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2011 and December 31, 2010. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The carrying value of Subordinated Debentures and deposits with fixed maturities is estimated based on interest rates currently being offered on instruments with similar characteristics and maturities. FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2011.

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Values	Carrying Value	Estimated Fair Values
	(In Thousands)
Assets:
Cash and cash equivalents	$174,931	$174,931	$169,164	$169,164
Investment securities	233,580	233,591	166,091	166,117
Federal Home Loan Bank Stock	20,655	N/A	21,012	N/A
Loans, net, including loans held for sale	1,467,663	1,494,573	1,496,550	1,498,990
Mortgage banking derivative asset	865	865	265	265
Accrued interest receivable	6,142	6,142	6,374	6,374

	1,903,836	$1,910,102	1,859,456	$1,840,910

Other assets	164,354		176,061

Total assets	$2,068,190		$2,035,517

Liabilities and stockholders’ equity:
Deposits	$1,596,241	$1,603,111	$1,575,419	$1,582,539
Advances from Federal Home Loan Bank	81,841	85,196	116,885	121,504
Securities sold under repurchase agreements	60,386	60,386	56,247	55,443
Subordinated debentures	36,083	31,814	36,083	32,258
Accrued interest payable	446	446	724	724
Mortgage banking derivative liability	258	258	—	—
Advance payments by borrowers for taxes and insurance	1,402	1,402	937	937

	1,776,399	$1,782,613	1,786,295	$1,793,405

Other liabilities	13,664		8,891

Total liabilities	1,790,063		1,795,186
Stockholders’ equity	278,127		240,331

Total liabilities and stockholders’ equity	$2,068,190		$2,035,517

24. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $21.7 million and $24.9 million of interest rate lock commitments at December 31, 2011 and 2010, respectively. There were $34.4 million and $34.7 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2011 and 2010, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2011			December 31, 2010
	Assets	(Liabilities)	Derivative	Assets	(Liabilities)	Derivative
	Carrying Value	Carrying Value	Net Carrying Value	Carrying Value	Carrying Value	Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$865	$(258)	$607	$265	$—	$265

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Twelve Months Ended December 31,
	2011	2010	2009
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$252	$(115)	$(718)

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

25. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2011
Interest income	$22,158	$21,973	$21,666	$21,270
Interest expense	4,956	4,457	4,019	3,754

Net interest income	17,202	17,516	17,647	17,516
Provision for loan losses	2,833	2,405	3,097	4,099

Net interest income after provision for loan losses	14,369	15,111	14,550	13,417
Gain (loss) on sale, call or write-down of securities	47	—	—	169
Noninterest income	5,898	6,838	6,857	7,707
Noninterest expense	16,626	15,086	15,462	15,589

Income before income taxes	3,688	6,863	5,945	5,704
Income taxes	1,028	2,113	1,884	1,640

Net income	$2,660	$4,750	$4,061	$4,064

Dividends declared on Preferred Shares	(462)	(463)	(463)	(462)
Accretion on Preferred Shares	(43)	(44)	(45)	(46)

Net income applicable to common shares	$2,155	$4,243	$3,553	$3,556

Earnings per common share:
Basic	$0.25	$0.44	$0.37	$0.37
Diluted	$0.25	$0.43	$0.36	$0.36
Average shares outstanding:
Basic	8,519	9,724	9,725	9,726
Diluted	8,671	9,902	9,895	9,908

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2010
Interest income	$24,129	$24,349	$24,057	$23,329
Interest expense	7,044	6,788	6,295	5,574

Net interest income	17,085	17,561	17,762	17,755
Provision for loan losses	6,889	5,440	5,196	5,652

Net interest income after provision for loan losses	10,196	12,121	12,566	12,103
Gain (loss) on sale, call or write-down of securities	(64)	(71)	(190)	(14)
Noninterest income	6,830	5,862	7,669	7,568
Noninterest expense	14,832	15,045	17,102	16,485

Income before income taxes	2,130	2,867	2,943	3,172
Income taxes	624	808	668	904

Net income	$1,506	$2,059	$2,275	$2,268

Dividends declared on Preferred Shares	(463)	(462)	(463)	(463)
Accretion on Preferred Shares	(40)	(42)	(43)	(43)

Net income applicable to common shares	$1,003	$1,555	$1,769	$1,762

Earnings per common share:
Basic	$0.12	$0.19	$0.22	$0.22
Diluted	$0.12	$0.19	$0.22	$0.22
Average shares outstanding:
Basic	8,117	8,118	8,118	8,118
Diluted	8,142	8,193	8,118	8,178

26. Preferred Stock

On December 5, 2008, as part of the Capital Purchase Program (“CPP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the U.S. Treasury, pursuant to which the Company sold $37.0 million shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, par value $0.01 per share and liquidation value $1,000 per share (“Senior Preferred Shares”) and also issued warrants (the “Warrants”) to the U.S. Treasury to acquire an additional 550,595 of common shares having an exercise price of $10.08 per share. The Warrants have a term of 10 years.

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

27. Common Stock Offering

In March 2011, the Company completed its previously announced underwritten public common stock offering by issuing 1,600,800 shares of the Company’s common stock, including 208,800 shares issued pursuant to the exercise of the underwriter’s over-allotment option, at a price of $13.25 per share for gross proceeds of $21.2 million. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $19.9 million.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the chief executive officer along with the interim chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2011, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

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

Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to the shares of First Defiance common stock that may be issued under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	317,800	$20.35	340,262

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(A) Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)
(B) Consolidated Statements of Financial Condition as of December 31, 2011 and 2010
(C) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
(D) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
(E) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
(F) Notes to Consolidated Financial Statements

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

FIRST DEFIANCE FINANCIAL CORP.

March 7, 2012	By:	/s/ Donald P. Hileman
Donald P. Hileman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2012.

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

Exhibit Number	Description

3.1	Articles of Incorporation	(1)

3.2	Code of Regulations	(1)

3.3	Bylaws	(1)

3.4	Amendment to Articles of Incorporation	(11)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(17)

4.2	Form of Warrant for Purchase of Shares of Common Stock	(15)

10.1	1996 Stock Option Plan	(2)

10.2	Form of Incentive Stock Option Award Agreement under 2001 Plan	(3)

10.3	Form of Nonqualified Stock Option Award Agreement under 1996 Plan	(3)

10.4	1996 Management Recognition Plan and Trust	(8)

10.5	2001 Stock Option and Incentive Plan	(5)

10.7	Employment Agreement with William J. Small	(6)

10.8	Employment Agreement with James L. Rohrs	(7)

10.9	Employment Agreement with Donald P. Hileman	(18)

10.10	Employment Agreement with Gregory R. Allen	(9)

10.12	2005 Stock Option and Incentive Plan	(10)

10.13	Letter Agreement, dated December 5, 2008, between First Defiance and the U.S. Treasury	(12)

10.14	2008 Long Term Incentive Compensation Plan (LTIP)	(13)

10.15	Form of Contingent Award Agreement under LTIP	(14)

10.16	Form of Stock Option Award Agreement under 2005 Plan	(4)

10.17	Amendment to all Employment Agreements for CPP	(4)

10.18	Form of Agreement for CPP Compensation Standards	(21)

10.19	Form of Option Award Agreement with EESA restriction under 2005 Plan	(21)

10.20	First Federal Executive Group Life Plan – Post Separation	(19)

10.21	2010 Equity Incentive Plan	(20)

10.22	Form of Restricted Stock Award Agreement	(22)

10.23	2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement	(23)

10.24	2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement	(24)

10.25	2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement (with TARP Restrictions)	(25)

10.26	2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement (with TARP Restrictions)	(26)

21	List of Subsidiaries of the Company	(17)

23.1	Consent of Crowe Horwath LLP	(17)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

99.1	PEO TARP Capital Purchase Program Certification	(17)

99.2	PFO TARP Capital Purchase Program Certification	(17)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheet, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Changes in Equity, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text and in detail.	(27)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)

(2)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2001 Form 10-K (Film No. 02580719)

(3)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2004 Form 10-K (Film No. 0568550)

(4)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2008 Form 10-K (Film No. 09683948)

(5)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement (Film No. 1577137)

(6)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed October 1, 2007 (Film No. 071144951)

(7)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed October 1, 2007 (Film No. 071144951)

(8)	Incorporated herein by reference to exhibit 10.2 in Registrant’s 2001 Form 10-K (Film No. 02580719)

(9)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007 (Film No. 071144951)

(10)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement (Film No. 05692264)

(11)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)

(12)	Incorporated herein by reference to exhibit 10 in Form 8-K filed December 8, 2008 (Film No. 081236105)

(13)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 12, 2008 (Film No. 081245224)

(14)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008 (Film No. 081245224)

(15)	Incorporated herein by reference to exhibit 4 in Form 8-K filed December 8, 2008 (Film No. 081236105)

(17)	Included herein

(18)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 16, 2009 (Film No. 091245196)

(19)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 2, 2010 (Film No. 101158262)

(20)	Incorporated herein by reference to Annex A to 2010 Proxy Statement (Film No. 10693151)

(21)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2010 Form 10-K (Film No. 10652528)

(22)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed May 5, 2011 (Film No. 11803357)

(23)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 8, 2011 (Film No. 111188059)

(24)	Incorporated herein by reference to exhibit 10.2 in Form 10-Q filed November 8, 2011 (Film No. 111188059)

(25)	Incorporated herein by reference to exhibit 10.3 in Form 10-Q filed November 8, 2011 (Film No. 111188059)

(26)	Incorporated herein by reference to exhibit 10.4 in Form 10-Q filed November 8, 2011 (Film No. 111188059)

(27)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act 1933 and Section 18 of the Securities Exchange Act of 1934.