Form 10-K/A
period 2011-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2012-04-03
CIK 946647

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 29, 2012, there were issued and outstanding 9,726,454 shares of the Registrant’s common stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2011 was approximately $137.4 million.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2012 Annual Shareholders’ Meeting.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by First Defiance Financial Corp. (“First Defiance” or the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 7, 2012 (the “Original 10-K”). This Amendment is being filed to revise the referenced filing date of the Proxy Statement that is incorporated by reference in Part III, Items 10 and 11 and to revise the names of the sections referenced to match those in the Proxy Statement.

Except for the foregoing, the Original 10-K remains unchanged. This Amendment does not reflect any events that may have occurred subsequent to the filing date of the Original 10-K of March 7, 2012, nor does it modify or otherwise update in any way the disclosures made in the Original 10-K.

First Defiance Financial Corp.

Amendment No. 1 on Form 10-K/A

Cross Reference Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned: “Proposal 1 - Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement to be filed on or about March 26, 2012 (the “Proxy Statement”).

First Defiance has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements, and is available on its Internet site at www.fdef.com under the Investor Relations tab.

Item 11.	Executive Compensation

Information required by this item is set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “2011 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement.

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

FIRST DEFIANCE FINANCIAL CORP.

April 3, 2012	By:	/s/ Donald P. Hileman
Donald P. Hileman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 3, 2012.

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

Exhibit Number	Description

3.1	Articles of Incorporation	(1)

3.2	Code of Regulations	(1)

3.3	Bylaws	(1)

3.4	Amendment to Articles of Incorporation	(11)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(16)

4.2	Form of Warrant for Purchase of Shares of Common Stock	(15)

10.1	1996 Stock Option Plan	(2)

10.2	Form of Incentive Stock Option Award Agreement under 2001 Plan	(3)

10.3	Form of Nonqualified Stock Option Award Agreement under 1996 Plan	(3)

10.4	1996 Management Recognition Plan and Trust	(8)

10.5	2001 Stock Option and Incentive Plan	(5)

10.7	Employment Agreement with William J. Small	(6)

10.8	Employment Agreement with James L. Rohrs	(7)

10.9	Employment Agreement with Donald P. Hileman	(18)

10.10	Employment Agreement with Gregory R. Allen	(9)

10.12	2005 Stock Option and Incentive Plan	(10)

10.13	Letter Agreement, dated December 5, 2008, between First Defiance and the U.S. Treasury	(12)

10.14	2008 Long Term Incentive Compensation Plan (LTIP)	(13)

10.15	Form of Contingent Award Agreement under LTIP	(14)

10.16	Form of Stock Option Award Agreement under 2005 Plan	(4)

10.17	Amendment to all Employment Agreements for CPP	(4)

10.18	Form of Agreement for CPP Compensation Standards	(21)

10.19	Form of Option Award Agreement with EESA restriction under 2005 Plan	(21)

10.20	First Federal Executive Group Life Plan – Post Separation	(19)

10.21	2010 Equity Incentive Plan	(20)

10.22	Form of Restricted Stock Award Agreement	(22)

10.23	2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement	(23)

10.24	2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement	(24)

10.25	2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement (with TARP Restrictions)	(25)

10.26	2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement (with TARP Restrictions)	(26)

21	List of Subsidiaries of the Company	(16)

23.1	Consent of Crowe Horwath LLP	(16)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Registrant’s 2011 Form 10-K	(16)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Registrant’s 2011 Form 10-K	(16)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(16)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(16)

99.1	PEO TARP Capital Purchase Program Certification	(16)

99.2	PFO TARP Capital Purchase Program Certification	(16)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheet, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Changes in Equity, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text and in detail.	(16)

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
(12) Incorporated herein by reference to exhibit 10 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(13) Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(14) Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(15) Incorporated herein by reference to exhibit 4 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(16) Incorporated herein by reference to like numbered exhibit in Registrant’s 2011 Form 10-K (Film No. 12672883)
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