Form 10-Q
period 2012-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2012-05-10
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,728,491 shares outstanding at May 4, 2012.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$32,882	$31,931
Federal funds sold	217,000	143,000

	249,882	174,931
Securities:
Available-for-sale, carried at fair value	242,964	232,919
Held-to-maturity, carried at amortized cost (fair value $654 and $672 at March 31, 2012 and December 31, 2011, respectively)	644	661

	243,608	233,580
Loans held for sale	11,201	13,841
Loans receivable, net of allowance of $28,833 at March 31, 2012 and $33,254 at December 31, 2011, respectively	1,445,122	1,453,822
Accrued interest receivable	6,243	6,142
Federal Home Loan Bank stock	20,655	20,655
Bank owned life insurance	36,128	35,908
Premises and equipment	40,548	40,045
Real estate and other assets held for sale	3,408	3,628
Goodwill	61,525	61,525
Core deposit and other intangibles	5,776	6,151
Mortgage servicing rights	8,498	8,690
Deferred taxes	—	629
Other assets	9,670	8,643

Total assets	$2,142,264	$2,068,190

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2012	December 31, 2011
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,671,370	$1,596,241
Advances from the Federal Home Loan Bank	81,830	81,841
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	54,609	60,386
Advance payments by borrowers	1,316	1,402
Deferred taxes	404	—
Other liabilities	15,288	14,110

Total liabilities	1,860,900	1,790,063

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized and issued with a liquidation preference of $37,231, net of discount	36,687	36,641
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 9,728,491 and 9,726,243 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	135,888	135,825
Accumulated other comprehensive income (loss), net of tax of $2,121 and $2,153, respectively	3,937	3,997
Retained earnings	151,163	148,010
Treasury stock, at cost, 3,011,005 and 3,013,253 shares respectively	(47,316)	(47,351)

Total stockholders’ equity	281,364	278,127

Total liabilities and stockholders’ equity	$2,142,264	$2,068,190

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Interest Income
Loans	$18,650	$20,224
Investment securities:
Taxable	1,111	1,029
Non-taxable	672	569
Interest-bearing deposits	92	101
FHLB stock dividends	229	235

Total interest income	20,754	22,158
Interest Expense
Deposits	2,369	3,594
FHLB advances and other	751	906
Subordinated debentures	331	326
Securities sold under repurchase agreements	104	130

Total interest expense	3,555	4,956

Net interest income	17,199	17,202
Provision for loan losses	3,503	2,833

Net interest income after provision for loan losses	13,696	14,369
Non-interest Income
Service fees and other charges	2,671	2,617
Insurance commission income	2,536	1,655
Mortgage banking income	2,445	1,288
Gain on sale of non-mortgage loans	9	104
Gain on sale or call of securities	43	49
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	—	(13)
Losses recognized in other comprehensive income	—	11

Net impairment loss recognized in earnings	—	(2)
Trust income	153	148
Income from Bank Owned Life Insurance	220	237
Other non-interest income	342	(151)

Total non-interest income	8,419	5,945
Non-interest Expense
Compensation and benefits	8,465	7,834
Occupancy	1,788	1,852
FDIC insurance premium	669	913
State franchise tax	514	542
Data processing	1,169	1,061
Amortization of intangibles	375	344
Other non-interest expense	3,279	4,080

Total non-interest expense	16,259	16,626

Income before income taxes	5,856	3,688
Federal income taxes	1,703	1,028

Net Income	$4,153	$2,660

Dividends accrued on preferred shares	$(462)	$(462)
Accretion on preferred shares	$(46)	$(43)

Net income applicable to common shares	$3,645	$2,155

Earnings per common share (Note 6)
Basic	$0.37	$0.25
Diluted	$0.37	$0.25
Dividends declared per share (Note 5)	$0.05	$—
Average common shares outstanding (Note 6)
Basic	9,726	8,519
Diluted	9,970	8,671

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$4,153	$2,660

Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gains (losses) on securities arising during the period	(49)	1,207
Reclassification adjustment for (gains) losses realized in income	(43)	(49)
Other-than-temporary impairment losses on securities realized in income	—	2

Net unrealized gains (losses)	(92)	1,160

Income tax effect	32	(407)

Other comprehensive income (loss)	(60)	753

Comprehensive income	$4,093	$3,413

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

	Preferred Stock	Common Stock	Common Stock Warrant	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2012	$36,641	$127	$878	$135,825	$3,997	$148,010	$(47,351)	$278,127
Net income	—	—	—	—	—	4,153	—	4,153
Change in net unrealized gains and losses on available-for-sale securities	—	—	—	—	(60)	—	—	(60)
Stock option expense	—	—	—	34	—	—	—	34
150 shares issued under stock option plan with no income tax benefit	—	—	—	—	—	(1)	2	1
Restricted share activity under Stock Incentive Plans	—	—	—	29	—	—	29	58
211 shares issued direct purchases	—	—	—	—	—	—	4	4
Preferred Stock Dividends accrued	—	—	—	—	—	(462)	—	(462)
Accretion on preferred shares	46	—	—	—	—	(46)	—	—
Common stock dividends declared	—	—	—	—	—	(491)	—	(491)

Balance at March 31, 2012	$36,687	$127	$878	$135,888	$3,937	$151,163	$(47,316)	$281,364

Balance at January 1, 2011	$36,463	$127	$878	$140,845	$(342)	$134,988	$(72,628)	$240,331
Net income	—	—	—	—	—	2,660	—	2,660
Change in net unrealized gains and losses on available-for-sale securities	—	—	—	—	753	—	—	753
Stock option expense	—	—	—	39	—	—	—	39
1,600,800 shares issued capital stock	—	—	—	(5,338)	—	—	25,156	19,818
Restricted share activity under Stock Incentive Plans	—	—	—	(75)	—	—	75	—
466 shares issued direct purchases	—	—	—	(1)	—	—	7	6
Preferred Stock Dividends accrued	—	—	—	—	—	(462)	—	(462)
Accretion on preferred shares	43	—	—	—	—	(43)	—	—

Balance at March 31, 2011	$36,506	$127	$878	$135,470	$411	$137,143	$(47,390)	$263,145

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$4,153	$2,660
Items not requiring (providing) cash
Provision for loan losses	3,503	2,833
Depreciation	832	866
Amortization of mortgage servicing rights, net of impairment recoveries	942	283
Amortization of core deposit and other intangible assets	375	344
Net amortization of premiums and discounts on loans and deposits	213	256
Amortization of premiums and discounts on securities	164	(60)
Change in deferred taxes	1,064	(48)
Proceeds from the sale of loans held for sale	109,551	53,483
Originations of loans held for sale	(105,117)	(55,626)
Gain from sale of loans	(2,553)	(830)
OTTI losses on investment securities	—	2
Gain from sale or call of securities	(43)	(49)
Loss on sale or write-down of real estate and other assets held for sale	197	581
Stock option expense	34	39
Restricted stock expense	58	—
Income from bank owned life insurance	(220)	(237)
Changes in:
Accrued interest receivable	(101)	(160)
Other assets	(1,027)	(19)
Other liabilities	(34)	2,628

Net cash provided by (used in) operating activities	11,991	6,946

Investing Activities
Proceeds from maturities of held-to-maturity securities	17	21
Proceeds from maturities, calls and pay-downs of available-for-sale securities	16,376	7,083
Proceeds from sale of real estate and other assets held for sale	286	1,638
Proceeds from the sale of available-for-sale securities	218	1,982
Proceeds from sale of non-mortgage loans	9	1,976
Purchases of available-for-sale securities	(25,639)	(22,057)
Proceeds from sale of office properties and equipment	—	12
Purchases of portfolio mortgage loans	—	(10,696)
Purchases of premises and equipment, net	(1,335)	(226)
Net decrease in loans receivable	4,716	59,111

Net cash provided by investing activities	(5,352)	38,844

Financing Activities
Net increase in deposits and advance payments by borrowers	75,048	16,523
Repayment of Federal Home Loan Bank advances	(11)	(20,011)
Increase (decrease) in securities sold under repurchase agreements	(5,777)	4,489
Net cash received from common stock issuance	—	19,824
Proceeds from exercise of stock options	1	—
Proceeds from treasury stock purchases	4	—
Cash dividends paid on common stock	(491)	—
Cash dividends paid on preferred stock	(462)	(462)

Net cash provided by (used in) financing activities	68,312	20,363

Increase (decrease) in cash and cash equivalents	74,951	66,153
Cash and cash equivalents at beginning of period	174,931	169,164

Cash and cash equivalents at end of period	$249,882	$235,317

Supplemental cash flow information:
Interest paid	$3,556	$5,047

Income taxes paid	$—	$—

Transfers from loans to real estate and other assets held for sale	$263	$1,778

Transfers from loans held for sale to loans	$—	$7,213

Securities traded but not yet settled	$1,212	$—

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at March 31, 2012 and 2011)

1. Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal Bank of the Midwest (“First Federal”) and First Insurance Group of the Midwest, Inc. (“First Insurance”). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Archbold, Bryan and Bowling Green, Maumee and Oregon, Ohio areas, offering property and casualty, and group health and life insurance products.

The consolidated condensed statement of financial condition at December 31, 2011 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income applicable to common shares (net income less dividend requirements for preferred stock and accretion of preferred stock discount) by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, warrants, restricted stock awards or units and stock grants.

Newly Effective Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. The amendments of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments of this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption was permitted because compliance with the amendments was already permitted. The amendments do not require any transition disclosures. The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted provided that the entity has not yet performed its annual impairment test for goodwill. The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 were not affected by ASU 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service which uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate bonds and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. Based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks. The Company used an independent third party which is described further in Note 7.

Impaired loans - Fair values for impaired collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Value of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell. Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Real Estate held for sale - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, established a new cost basis. These assets are then reviewed monthly by members of the asset review committee for valuation changes and are accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which may utilize a single valuation approach or a combination of approaches including cost, comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal. Appraisal values are discounted between a range of 10% to 30% to account for various disposal costs and other factors than may impact the value of collateral. In determining the value of impaired collateral dependent loans and other real estate owned, significant unobservable inputs may be used which include: physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

Mortgage servicing rights - On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level based on a model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and are validated against available market data (Level 2).

Mortgage banking derivative - The fair value of mortgage banking derivatives are evaluated monthly based on derivative valuation models using quoted prices for similar assets adjusted for specific attributes of the commitments and other observable market data at the valuation date (Level 2).

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$19,955	$—	$19,955
U.S. treasury bonds		2,007		2,007
Mortgage-backed – residential	—	70,583	—	70,583
REMICs	—	1,608	—	1,608
Collateralized mortgage obligations	—	65,074	—	65,074
Trust preferred stock	—	—	1,377	1,377
Preferred stock	114	—	—	114
Corporate bonds	—	8,591	—	8,591
Obligations of state and political subdivisions	—	73,655	—	73,655
Mortgage banking derivative – asset	—	1,037	—	1,037
Mortgage banking derivative – liability	—	(157)	—	(157)

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities: Obligations of U.S. Government corporations and agencies	$—	$17,085	$—	$17,085
U.S. treasury bonds		2,010		2,010
Mortgage-backed – residential	—	70,716	—	70,716
REMICs	—	2,894	—	2,894
Collateralized mortgage obligations	—	59,009	—	59,009
Trust preferred stock	—	—	1,342	1,342
Preferred stock	108	—	—	108
Corporate bonds		8,252		8,252
Obligations of state and political subdivisions	—	71,503	—	71,503
Mortgage banking derivative – asset	—	865	—	865
Mortgage banking derivative – liability		(258)		(258)

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and March 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2012	$1,342
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	—
Included in other comprehensive income (presented gross of taxes)	35
Amortization	—
Sales	—
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2012	$1,377

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2011	$1,498
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	(2)
Included in other comprehensive income (presented gross of taxes)	66
Amortization	4
Sales	—
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2011	$1,566

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$—	$—	$685	$685
Commercial Loans	—	—	16	16
Multi Family Loans	—	—	455	455
CRE loans	—	—	5,854	5,854

Total Impaired loans	—	—	7,010	7,010
Mortgage servicing rights	—	8,498	—	8,498
Real estate held for sale
Residential Loans	—	—	—	—
CRE loans	—	—	296	296

Total Real Estate held for sale	—	—	296	296

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$—	$—	$1,092	$1,092
Commercial Loans	—	—	1,268	1,268
Multi Family Loans	—		103	103
CRE loans	—	—	8,449	8,449

Total Impaired loans	—	—	10,912	10,912
Mortgage servicing rights	—	8,690	—	8,690
Real estate held for sale
Residential Loans	—	—	28	28
CRE loans	—	—	1,600	1,600

Total Real Estate held for sale	—	—	1,628	1,628

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $7,010,000, with a valuation allowance of $5,184,000 at March 31, 2012. A provision expense of $4,763,000 for the three months ended March 31, 2012 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $8,498,000 at March 31, 2012, resulting in a valuation allowance of $1,608,000. A charge of $79,000 for the three months ended March 31, 2012 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $137,000 for the three months ended March 31, 2012 which was recorded directly as an adjustment to current earnings through non-interest expense.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $10.9 million, with a valuation allowance of $7.2 million at December 31, 2011. A provision expense of $5.4 million for year ended December 31, 2011 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $8,690,000 at December 31, 2011, resulting in a valuation allowance of $1,529,000. A charge of $404,000 was included in the earnings for the year ended December 31, 2011.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $1,047,000 for the year ended December 31, 2011 was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2012 and December 31, 2011. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The carrying amount of cash and cash equivalents, term notes payable and advance payments by borrowers for taxes and insurance, as a result of their short-term nature, is considered to be equal to fair value and are classified as Level 1.

It was not practicable to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability.

The fair value of loans which reprice within 90 days is equal to their carrying amount. For other loans, the estimated fair value is calculated based on discounted cash flow analysis, using interest rates currently being offered for loans with similar terms, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost of fair value as previously described. The allowance for loan losses is considered to be a reasonable adjustment for credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based on binding contracts and quotes from third party investors resulting in a Level 2 classification.

The fair value of accrued interest receivable is equal to the carrying amounts resulting in a Level 2 or Level 3 classification which is consistent with its underlying value.

The fair value of non-interest bearing deposits are considered equal to the amount payable on demand at the reporting date (i.e. carrying value) and are classified as Level 1. The fair value of savings, NOW and certain money market accounts are equal to their carrying amounts and are a Level 2 classification. Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

The fair values of securities sold under repurchase agreements are equal to their carrying amounts resulting in a Level 2 classification. The carrying value of subordinated debentures and deposits with fixed maturities is estimated based discounted cash flow analyses based on interest rates currently being offered on instruments with similar characteristics and maturities resulting in a Level 3 classification.

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2012.

		Fair Value Measurements at March 31, 2012
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$249,882	$249,882	$249,882	$—	$—
Investment securities	243,608	243,618	114	242,127	1,377
Federal Home Loan Bank Stock	20,655	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,456,323	1,475,938	—	11,201	1,464,737
Accrued interest receivable	6,243	6,243	—	1,357	4,886

Financial Liabilities:
Deposits	$1,671,370	$1,678,142	$265,716	$1,412,426	$—
Advances from Federal Home Loan Bank	81,830	85,020	—	85,820	—
Securities sold under repurchase agreements	54,609	54,609	—	54,609	—
Subordinated debentures	36,083	38,576	—	—	38,576

	December 31, 2011
	Carrying Value	Estimated Fair Values
Assets:
Cash and cash equivalents	$174,931	$174,931
Investment securities	233,580	233,591
Federal Home Loan Bank Stock	20,655	N/A
Loans, net, including loans held for sale	1,467,663	1,494,573
Mortgage banking derivative asset	865	865
Accrued interest receivable	6,142	6,142

	1,903,836	$1,910,102

Other assets	164,354

Total assets	$2,068,190

Liabilities and stockholders’ equity:
Deposits	$1,596,241	$1,603,111
Advances from Federal Home Loan Bank	81,841	85,196
Securities sold under repurchase agreements	60,386	60,386
Subordinated debentures	36,083	31,814
Accrued interest payable	446	446
Mortgage banking derivative liability	258	258
Advance payments by borrowers for taxes and insurance	1,402	1,402

	1,776,399	$1,782,613

Other liabilities	13,664

Total liabilities	1,790,063
Stockholders’ equity	278,127

Total liabilities and stockholders’ equity	$2,068,190

4. Stock Compensation Plans

First Defiance has established equity based compensation plans for its directors and employees. On March 15, 2010, the Board adopted, and the shareholders approved at the 2010 Annual Shareholders Meeting, the First Defiance Financial Corp. 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaces all existing plans. All awards currently outstanding under prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2010 Equity Plan. The 2010 Equity Plan allows for issuance of up to 350,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of March 31, 2012, 317,650 options have been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually, subject to certain other limitations required by the Emergency Economic Stabilization Act of 2008. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

On August 15, 2011, the Company approved a 2011 Short-Term (“STIP”) and a 2011 Long-Term (“LTIP”) Equity Incentive Plan for selected members of management. The Plans are effective January 1, 2011 and provide for cash and/or equity benefits if certain performance targets are achieved. Awards issued under these Plans will reduce the amount of awards available to be issued under the 2010 Equity Plan.

On March 9, 2012, the Company approved a 2012 STIP and a 2012 LTIP for selected members of management. The Plans are effective January 1, 2012 and provide for cash and/or equity benefits if certain performance targets are achieved. Awards issued under these Plans will reduce the amount of awards available to be issued under the 2010 Equity Plan.

Under both STIPs the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate and/or market area performance targets during the calendar year. The final amount of benefits under the STIP will be determined at December 31 of each year and will be paid out in cash and/or equity, as elected by the participant, in accordance with the following vesting schedule: 50% in the first quarter after the calendar year, 25% on the one-year anniversary, and 25% on the second-year anniversary. The participants are required to be employed on the day of payout in order to receive such payment.

Under both LTIPs the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets either over a two or three year period. The final amount of benefit under the 2011 LTIP will be determined at December 31, 2012 and the final amount of benefit under the 2012 LTIP will be determined on December 31, 2014. The benefits earned under the plan will be paid out in cash and/or equity, as elected by the participant, in the first quarter following the close of the performance period. The participants are required to be employed on the day of payout in order to receive such payment.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during the three months ended March 31, 2012 or 2011.

Following is activity under the plans during the three months ended March 31, 2012:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2012	317,800	$20.35
Forfeited or cancelled	—	—
Exercised	150	9.22
Granted	—	—

Options outstanding, March 31, 2012	317,650	$20.35	4.69	$477

Vested or expected to vest at March 31, 2012	317,650	$20.35	4.69	$477

Exercisable at March 31, 2012	238,690	$22.31	4.08	$180

As of March 31, 2012, there were $97,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.8 years.

At March 31, 2012, 5,681 stock grants and 51,849 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established with the plan documents. Total expense of $163,000 was recorded during the three months ended March 31, 2012 and approximately $272,000 is included within other liabilities at March 31, 2012 related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
Unvested Shares	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2012	27,108	$11.97	4,738	$14.00
Granted	29,535	14.59	1,887	17.46
Vested	—	—	(944)	17.46
Forfeited	(4,794)	11.97	—	—

Unvested at March 31, 2012	51,849	$13.46	5,681	$14.57

The maximum amount of compensation expense that may be recorded for the STIP and both LTIPs at March 31, 2012 is approximately $1.3 million. However, the estimated expense expected to be recorded as of March 31, 2012 based on the performance measures in the plans, is $1.1 million of which $785,000 is unrecognized at March 31, 2012 and will be recognized over the remaining performance period.

5. Dividends on Common Stock

First Defiance declared and paid a $0.05 per common stock dividend in the first quarter of 2012. There was no common stock dividend declared or paid in the first quarter of 2011.

As a result of its participation in the Capital Purchase Program (“CPP”), First Defiance is prohibited without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party. Further, First Defiance has agreed in its Memorandum of Understanding with the Federal Reserve to obtain the approval of the Federal Reserve prior to the declaration of dividends.

6. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended March 31,
	2012	2011
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$3,645	$2,155
Denominator:
Denominator for basic earnings per common share – weighted average common shares	9,726	8,519
Effect of warrants	208	140
Effect of restricted stock units	10	—
Effect of employee stock options	26	12

Denominator for diluted earnings per common share share	9,970	8,671

Basic earnings per common share	$0.37	$0.25

Diluted earnings per common share	$0.37	$0.25

There were 256,643 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three months ended March 31, 2012. Shares under option of 355,538 were excluded from the diluted earnings per common share calculations as they were anti-dilutive for the three months ended March 31, 2011.

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2012
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$19,995	$46	$(86)	$19,955
U.S. treasury bonds	2,000	7	—	2,007
Mortgage-backed securities – residential	68,282	2,326	(25)	70,583
REMICs	1,596	12	—	1,608
Collateralized mortgage obligations	63,025	2,049	—	65,074
Trust preferred securities and preferred stock	3,790	79	(2,378)	1,491
Corporate bonds	8,651	86	(146)	8,591
Obligations of state and political subdivisions	68,480	5,231	(56)	73,655

Totals	$235,819	$9,836	$(2,691)	$242,964

Held-to-Maturity Securities*:
FHLMC certificates	$79	$—	$(1)	$78
FNMA certificates	188	5	—	193
GNMA certificates	69	3	—	72
Obligations of state and political subdivisions	308	3	—	311

Totals	$644	$11	$(1)	$654

At December 31, 2011
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$16,989	$96	$—	$17,085
U.S. treasury bonds	2,000	10	—	2,010
Mortgage-backed securities – residential	68,400	2,318	(2)	70,716
REMICs	2,863	31	—	2,894
Collateralized mortgage obligations	57,083	1,926	—	59,009
Trust preferred securities and preferred stock	3,790	73	(2,413)	1,450
Corporate bonds	8,629	—	(377)	8,252
Obligations of state and political subdivisions	65,928	5,580	(5)	71,503

Totals	$225,682	$10,034	$(2,797)	$232,919

Held-to-Maturity Securities*:
FHLMC certificates	$82	$1	$—	$83
FNMA certificates	199	4	—	203
GNMA certificates	72	3	—	75
Obligations of state and political subdivisions	308	3	—	311

Totals	$661	$11	$—	$672

*	FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at March 31, 2012 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,729	$1,739	$60	$63
Due after one year through five years	11,927	11,891	—	—
Due after five years through ten years	38,193	39,689	248	248
Due after ten years	51,068	52,380	—	—
MBS/CMO/REMIC	132,902	137,265	336	343

	$235,819	$242,964	$644	$654

Investment securities with a carrying amount of $136.7 million at March 31, 2012 were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances.

As of March 31, 2012, the Company’s investment portfolio consisted of 370 securities, 30 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at March 31, 2012 and December 31, 2011:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Losses
	(In Thousands)
At March 31, 2012
Available-for-sale securities:
Obligations of U.S. govt. corps. And agencies	$9,909	$(86)	$—	$—	$9,909	$(86)
Mortgage-backed -residential	4,047	(25)	—	—	4,047	(25)
Corporate bonds	2,722	(146)	—	—	2,722	(146)
Trust preferred stock and preferred stock	—	—	1,377	(2,378)	1,377	(2,378)
Obligations of state and political subdivisions	1,900	(52)	243	(4)	2,143	(56)
Held-to-maturity securities:
FHLMC certificates	78	(1)	—	—	78	(1)

Total temporarily impaired securities	$18,656	$(310)	$1,620	$(2,382)	$20,276	$(2,692)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Unrealized Loses
	(In Thousands)
At December 31, 2011
Available-for-sale securities:
Mortgage-backed securities – residential	$2,030	$(2)	$—	$—	$2,030	$(2)
Obligations of state and political subdivisions	—	—	746	(5)	746	(5)
Trust preferred stock and preferred stock	—	—	1,342	(2,413)	1,342	(2,413)
Corporate bonds	8,252	(377)	—	—	8,252	(377)

Total temporarily impaired securities	$10,282	$(379)	$2,088	$(2,418)	$12,370	$(2,797)

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

Realized gains from the sales of investment securities totaled $43,000 ($28,000 after tax) in the first quarter of 2012 while there were realized gains of $49,000 ($32,000 after tax) in the first quarter of 2011.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment portfolio is evaluated for OTTI by segregating the portfolio into two general segments. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC Topic 320. Certain collateralized debt obligations (“CDOs”) are evaluated for OTTI under FASB ASC Topic 325, Investment – Other.

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

In the first quarter of 2012, management determined there was no OTTI. In the first quarter of 2011, management determined OTTI on one CDO resulting in a write-down of $2,200 ($1,400 after tax).

The Company held nine CDOs at March 31, 2012. Four of those CDOs were written down in full prior to January 1, 2010. The remaining five CDOs have a total amortized cost of $3.8 million at March 31, 2012. Of these, three, with a total amortized cost of $1.8 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI.

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

The following table details the seven securities with other-than-temporary impairment, their lowest credit rating at March 31, 2012 and the related credit losses recognized in earnings for the three month period ended March 31, 2012 (In Thousands):

	Preferred Term VI	TPREF Funding II	Alesco VIII	Preferred Term Security XXVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX

	Rated Caa1	Rated Caa3	Rated Ca	Rated C	Rated Ca	Not Rated	Not Rated	Total
Cumulative OTTI related to credit loss at January 1, 2012	$80	$318	$1,000	$78	$857	$453	$465	$3,251

Addition – Qtr 1	—	—	—	—	—	—	—	—

Cumulative OTTI related to credit loss at March 31, 2012	$80	$318	$1,000	$78	$857	$453	$465	$3,251

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $836,000 for the above securities at March 31, 2012. There was $808,000 recognized in AOCI at March 31, 2011.

The following table provides additional information related to the five CDO investments for which a balance remains as of March 31, 2012 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2012	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub-ordination as a % of Current Performing Collateral

Preferred Term VI	Mezz	$185	$53	$132	$—	Caa1	5	73.62%	—%	—%

TPREF Funding II	B	677	240	437	—	Caa3	17	38.81%	16.61%	—

I-Preferred Term Sec I	B-1	1,000	466	534	—	CCC	14	17.24%	14.66%	27.36%

Dekania II CDO	C-1	990	433	557	—	CCC	34	—%	13.15%	32.36%

Preferred Term Sec XXVII	C-1	903	185	718	—	C	33	28.14%	25.26%	4.59%

Total		$3,755	$1,377	$2,378	$—

Excluding the Preferred Term VI, the Company’s assumed average lifetime default rate declined from 30.3% at the end of the first quarter 2011 to a rate of 28.5% at the end of the first quarter 2012.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the period ended March 31, 2012 and March 31, 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Beginning balance, January 1	$3,251	$3,249
Additions for amounts related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for amounts realized for securities sold during the period	—	—
Reductions for amounts related to securities for which the Company intends to sell or that it will be more likely than not that the Company will be required to sell prior to recovery of amortized cost basis	—	—
Reductions for increase in cash flows expected to be collected that are Recognized over the remaining life of the security	—	—
Increases to the amount related to the credit loss for which Other-than-temporary was previously recognized	—	2

Ending balance, March 31	$3,251	$3,251

The proceeds from the sales and calls of securities and the associated gains are listed below:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Proceeds	$218	$1,982
Gross realized gains	43	49
Gross realized losses	—	—

The following table summarizes the changes within each classification of accumulated other comprehensive income for the quarters ended March 31, 2012 and 2011:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2011	$4,704	$(707)	$3,997
Other comprehensive income (loss), net	(60)	—	(60)

Balance at March 31, 2012	$4,644	$(707)	$3,937

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2010	$32	$(374)	$(342)
Other comprehensive income (loss), net	753	—	753

Balance at March 31, 2011	$785	$(374)	$411

8. Loans

Loans receivable consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Real Estate:
Secured by 1-4 family residential	$202,132	$203,401
Secured by multi-family residential	135,234	126,246
Secured by commercial real estate	654,934	649,746
Construction	36,362	31,552

	1,028,662	1,010,945
Other Loans:
Commercial	326,904	349,053
Home equity and improvement	114,891	122,143
Consumer Finance	17,647	18,887

	459,442	490,083

Total loans	1,488,104	1,501,028
Deduct:
Undisbursed loan funds	(13,430)	(13,243)
Net deferred loan origination fees and costs	(719)	(709)
Allowance for loan loss	(28,833)	(33,254)

Totals	$1,445,122	$1,453,822

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended March 31, 2012 and 2011 by portfolio segment and impairment method ($ in thousands):

Quarter Ended March 31, 2012	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$654	$—	$195	$5,400	$969	$—	$—	$7,218
Charge-Offs	(355)	—	(238)	(2,867)	(1,994)	—	—	(5,454)
Recoveries	—	—	—	—	—	—	—	—
Provisions	206	—	198	1,978	1,038	—	—	3,420

Ending Specific Allocations	$505	$—	$155	$4,511	$13	$—	$—	$5,184

Allowance for loans collectively evaluated
Beginning General Allocations	$3,441	$63	$2,655	$12,240	$5,607	$1,856	$174	$26,036
Charge-Offs	(383)	—	—	(1,391)	(672)	(211)	(41)	(2,698)
Recoveries	55	—	—	108	30	21	14	228
Provisions	(245)	10	21	732	(285)	(181)	31	83

Ending General Allocations	$2,868	$73	$2,676	$11,689	$4,680	$1,485	$178	$23,649

Quarter Ended March 31, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$1,741	$13	$230	$10,213	$4,362	$36	$—	$16,595
Charge-Offs	(145)	—	—	(1,777)	(206)	—	—	(2,128)
Recoveries	—	—	—	—	—	—	—	—
Provisions	180	(13)	20	2,261	163	—	—	2,611

Ending Specific Allocations	$1,776	$—	$250	$10,697	$4,319	$36	$—	$17,078

Allowance for loans collectively evaluated
Beginning General Allocations	$4,215	$60	$1,917	$9,995	$6,509	$1,492	$297	$24,485
Charge-Offs	(402)	—	—	(497)	(129)	(201)	(11)	(1,240)
Recoveries	5	—	—	211	8	—	29	253
Provisions	569	10	16	801	(1,189)	123	(108)	222

Ending General Allocations	$4,387	$70	$1,933	$10,510	$5,199	$1,414	$207	$23,720

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012:

(In Thousands)

	1-4 Family Residential Real Estate	Construction	Multi-Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity & Improvement	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$505	$—	$155	$4,511	$13	$—	$—	$5,184
Collectively evaluated for impairment	2,868	73	2,676	11,689	4,680	1,485	178	23,649
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance balance	$3,373	$73	$2,831	$16,200	$4,693	$1,485	$178	$28,833

Loans:
Loans individually evaluated for impairment	$4,713	$159	$3,137	$33,477	$6,619	$38	$—	$48,143
Loans collectively evaluated for impairment	197,947	22,741	132,256	622,515	321,085	115,330	17,662	1,429,536
Loans acquired with deteriorated credit quality	43	—	—	807	307	—	—	1,157

Total ending loans balance	$202,703	$22,900	$135,393	$656,799	$328,011	$115,368	$17,662	$1,478,836

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

(In Thousands)

	1-4 Family Residential Real Estate	Construction	Multi-Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity & Improvement	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$654	$—	$195	$5,400	$969	$—	$—	$7,218
Collectively evaluated for impairment	3,441	63	2,655	12,240	5,607	1,856	174	26,036
Acquired with deteriorated credit quality	—	—	—			—		—

Total ending allowance balance	$4,095	$63	$2,850	$17,640	$6,576	$1,856	$174	$33,254

Loans:
Loans individually evaluated for impairment	$4,537	$—	$1,435	$34,009	$6,773	$40	$—	$46,794
Loans collectively evaluated for impairment	199,453	18,288	125,080	616,856	343,147	122,623	18,910	1,444,357
Loans acquired with deteriorated credit quality	70	—	—	825	312	—	—	1,207

Total ending loans balance	$204,060	$18,288	$126,515	$651,690	$350,232	$122,663	$18,910	$1,492,358

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans. (In Thousands)

	Three Months Ended March 31, 2012
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$1,931	$13	$12
Residential Non Owner Occupied	2,728	23	23

Total Residential Real Estate	4,659	36	35
Construction	80	—	—
Multi-Family	2,288	16	16
CRE Owner Occupied	9,476	13	12
CRE Non Owner Occupied	15,580	91	71
Agriculture Land	1,441	14	14
Other CRE	8,044	1	1

Total Commercial Real Estate	34,541	119	98
Commercial Working Capital	2,210	3	3
Commercial Other	4,786	5	5

Total Commercial	6,996	8	8
Consumer	—	—	—
Home Equity and Home Improvement	38	1	1

Total Impaired Loans	$48,602	$180	$158

	Three Months Ended March 31, 2011
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$3,190	$20	$20
Residential Non Owner Occupied	4,840	33	37

Total Residential Real Estate	8,030	53	57
Construction	62	—	—
Multi-Family	1,330	12	10
CRE Owner Occupied	10,955	115	94
CRE Non Owner Occupied	21,030	233	203
Agriculture Land	2,371	11	12
Other CRE	7,505	12	13

Total Commercial Real Estate	41,861	371	322
Commercial Working Capital	5,175	23	27
Commercial Other	12,477	72	71

Total Commercial	17,652	95	98
Consumer	—	—	—
Home Equity and Home Improvement	315	4	4

Total Impaired Loans	$69,250	$535	$491

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$927	$928	$—
Residential Non Owner Occupied	2,629	2,638	—

Total Residential Real Estate	3,556	3,566	—
Construction	159	159	—
Multi-Family Residential Real Estate	2,530	2,527	—
CRE Owner Occupied	7,789	7,787	—
CRE Non Owner Occupied	8,853	8,864	—
Agriculture Land	1,509	1,509	—
Other CRE	5,734	5,733	—

Total Commercial Real Estate	23,885	23,893	—
Commercial Working Capital	2,672	2,673	—
Commercial Other	4,222	4,224	—

Total Commercial	6,894	6,897	—
Consumer	—	—	—
Home Equity and Home Improvement	37	38	—

Total loans with no allowance recorded	$37,061	$37,080	$—

With an allowance recorded:
Residential Owner Occupied	$932	$932	$329
Residential Non Owner Occupied	258	258	176

Total Residential Real Estate	1,190	1,190	505
Construction	—	—	—
Multi-Family Residential Real Estate	610	610	155
CRE Owner Occupied	2,980	2,981	1,428
CRE Non Owner Occupied	5,979	6,003	2,466
Agriculture Land	—	—	—
Other CRE	1,406	1,407	617

Total Commercial Real Estate	10,365	10,391	4,511
Commercial Working Capital	—	—	—
Commercial Other	29	29	13

Total Commercial	29	29	13
Consumer	—	—	—
Home Equity and Home Improvement	—	—	—

Total loans with an allowance recorded	$12,194	$12,220	$5,184

Impaired loans have been recognized in conformity with FASB ASC Topic 310.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$981	$984	$—
Residential Non Owner Occupied	1,871	1,877	—

Total Residential Real Estate	2,852	2,861	—
Construction	—	—	—
Multi-Family Residential Real Estate	1,138	1,137	—
CRE Owner Occupied	5,868	5,879	—
CRE Non Owner Occupied	8,408	8,421	—
Agriculture Land	1,072	1,073	—
Other CRE	5,607	5,605	—

Total Commercial Real Estate	20,955	20,978	—
Commercial Working Capital	1,391	1,393	—
Commercial Other	3,444	3,453	—

Total Commercial	4,835	4,846	—
Consumer	—	—	—
Home Equity and Home Improvement	39	40	—

Total loans with no allowance recorded	$29,819	$29,862	$—

With an allowance recorded:
Residential Owner Occupied	$1,020	$1,020	$373
Residential Non Owner Occupied	726	726	281

Total Residential Real Estate	1,746	1,746	654
Construction	—	—	—
Multi-Family Residential Real Estate	298	298	195
CRE Owner Occupied	2,284	2,284	589
CRE Non Owner Occupied	8,589	8,596	3,235
Agriculture Land	300	300	163
Other CRE	2,676	2,676	1,413

Total Commercial Real Estate	13,849	13,856	5,400
Commercial Working Capital	358	358	192
Commercial Other	1,879	1,881	777

Total Commercial	2,237	2,239	969
Consumer	—	—	—
Home Equity and Home Improvement	—	—	—

Total loans with an allowance recorded	$18,130	$18,139	$7,218

.

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Non-accrual loans	$45,351	$39,328
Loans over 90 days past due and still accruing	—	—
Troubled debt restructuring, still accruing	3,820	3,380

Total non-performing loans	49,171	$42,708
Real estate and other assets held for sale	3,408	3,628

Total non-performing assets	$52,579	$46,336

The following table presents the aging of the recorded investment in past due and non accrual loans as of March 31, 2012 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$137,252	$1,067	$237	$1,594	$2,898	$1,973
Residential Non Owner Occupied	60,772	545	356	881	1,782	1,910

Total residential real estate	198,024	1,612	593	2,475	4,680	3,883
Construction	22,900	—	—	—	—	159
Multi-Family	133,660	951	—	782	1,733	2,776
CRE Owner Occupied	293,345	1,474	140	2,929	4,543	11,509
CRE Non Owner Occupied	244,589	1,344	90	3,382	4,815	10,733
Agriculture Land	68,326	508	—	439	947	835
Other Commercial Real Estate	34,822	109	146	5,156	5,411	7,214

Total Commercial Real Estate	641,082	3,435	375	11,906	15,716	30,291
Commercial Working Capital	140,004	641	—	1,206	1,847	2,791
Commercial Other	181,919	944	689	2,608	4,241	4,833

Total Commercial	321,923	1,585	689	3,814	6,088	7,624
Consumer	17,555	96	6	5	107	5
Home Equity / Home Improvement	113,540	1,053	154	621	1,828	621

Total Loans	$1,448,684	$8,732	$1,817	$19,603	$30,152	$45,359

The following table presents the aging of the recorded investment in past due and non accrual loans as of December 31, 2011 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$131,014	$1,573	$220	$1,996	$3,789	$2,490
Residential Non Owner Occupied	67,516	563	410	768	1,741	1,397

Total residential real estate	198,530	2,136	630	2,764	5,530	3,887
Construction	18,288	—	—	—	—	—
Multi-Family	125,050	1,022	—	443	1,465	443
CRE Owner Occupied	288,096	1,468	993	4,771	7,232	7,691
CRE Non Owner Occupied	243,016	921	1,990	3,384	6,295	10,398
Agriculture Land	70,490	—	—	456	456	1,275
Other Commercial Real Estate	30,056	98	—	5,951	6,049	8,342

Total Commercial Real Estate	631,658	2,487	2,983	14,562	20,032	27,706
Commercial Working Capital	137,310	—	223	242	465	1,410
Commercial Other	209,187	278	59	2,933	3,270	5,481

Total Commercial	346,497	278	282	3,175	3,735	6,891
Consumer	18,736	129	35	10	174	10
Home Equity / Home Improvement	119,400	2,602	267	394	3,263	394

Total Loans	$1,458,159	$8,654	$4,197	$21,348	$34,199	$39,331

Troubled Debt Restructurings

The Company has allocated $859,000 and $1.8 million, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. The Company has committed to lend additional amounts totaling up to $64,000 as of December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings. No such additional commitments existed at March 31, 2012.

During the three month period ended March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a permanent reduction of the recorded investment in the loan; or some other modification deeming the loan a troubled debt restructuring.

Modifications involving a reduction of the stated interest rate of the loan were for two loans. One loan was for the remaining maturity of the loan, which is in 14 years, and the other was for 16 months, after which it will convert to an adjustable rate loan over an index at a market spread. There were 3 loans which involved a partial write-down along with new terms and 1 other loan where interest was capitalized and the loan was reamortized.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending March 31, 2012:

	Loans Modified as a TDR for the Three Months Ended March 31, 2012
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of Period End)	Increase/(Decrease) in the Allowance (as of Period End)
Residential Owner Occupied	2	$148	$(14)
Residential Non Owner Occupied	1	83	—
CRE Owner Occupied	2	951	—
CRE Non Owner Occupied	0	—	—
Agriculture Land	1	339	(1)
Commercial / Industrial	—	—	—
Home Equity / Improvement	—	—	—

Total	6	$1,521	($15)

The troubled debt restructurings described above decreased the allowance for loan losses by $15,000 for the quarter ended March 31, 2012, after $700,000 of charge-offs during the quarter ended March 31, 2012.

There were no loans that defaulted during 2012 which had been modified within one year of the default date. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$5,113	$121	$3,929	$—	$130,986	$140,149
Residential Non Owner Occupied	45,795	3,631	6,787	—	6,341	62,554

Total residential real estate	50,908	3,752	10,716	—	137,327	202,703
Construction	16,350	—	159	—	6,391	22,900
Multi Family	127,104	2,837	4,368	—	1,084	135,393
CRE Owner Occupied	261,199	10,716	23,061	—	2,912	297,888
CRE Non Owner Occupied	212,844	4,987	31,432	—	141	249,404
Agriculture Land	64,525	2,077	2,671	—	—	69,273
Other CRE	26,285	2,305	8,730	—	2,914	40,234

Total Commercial Real Estate	564,853	20,085	65,894	—	5,967	656,799
Commercial Working Capital	130,810	5,977	5,064	—	—	141,851
Commercial Other	165,905	9,375	10,880	—	—	186,160

Total Commercial	296,715	15,352	15,944	—	—	328,011
Consumer	408	5	28	63	17,158	17,662
Home Equity/Improvement	—	—	1,022	—	114,346	115,368

Total	$1,056,338	$42,031	$98,131	$63	$282,273	$1,478,836

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$5,496	$205	$4,383	$—	$124,720	$134,804
Residential Non Owner Occupied	48,653	2,965	8,408	—	9,231	69,257

Total residential real estate	54,149	3,170	12,791	—	133,951	204,061
Construction	13,417	—	127	—	4,744	18,288
Multi Family	117,699	3,519	4,186	—	1,111	126,515
CRE Owner Occupied	256,861	12,058	26,323	—	84	295,326
CRE Non Owner Occupied	210,113	5,390	33,656	—	152	249,311
Agriculture Land	66,484	1,723	2,740	—	—	70,947
Other CRE	21,616	2,687	10,661	—	1,141	36,105

Total Commercial Real Estate	555,074	21,858	73,380	—	1,377	651,689
Commercial Working Capital	125,149	6,125	6,501	—	—	137,775
Commercial Other	182,964	10,328	19,165	—	—	212,457

Total Commercial	308,113	16,453	25,666	—	—	350,232
Consumer	—	—	63	10	18,837	18,910
Home Equity/Improvement	—	—	1,734	—	120,928	122,662

Total	$1,048,452	$45,000	$117,947	$10	$280,948	$1,492,357

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Gain from sale of mortgage loans	$2,544	$726
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	844	845
Amortization of mortgage servicing rights	(864)	(454)
Mortgage servicing rights valuation adjustments	(79)	171

	(99)	562

Net revenue from sale and servicing of mortgage loans	$2,445	$1,288

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.3 billion for March 31, 2012 and December 31, 2011.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
	(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,219	$10,602
Loans sold, servicing retained	749	362
Amortization	864	(454)

Carrying value before valuation allowance at end of period	10,106	10,510
Valuation allowance:
Balance at beginning of period	(1,529)	(1,125)
Impairment (expense) recovery	(79)	171

Balance at end of period	(1,608)	(954)

Net carrying value of MSRs at end of period	$8,498	$9,556

Fair value of MSRs at end of period	$8,498	$9,556

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

10. Deposits

A summary of deposit balances is as follows (in thousands):

	March 31, 2012	December 31, 2011
Non-interest-bearing checking accounts	$265,716	$245,927
Interest-bearing checking and money market accounts	665,889	609,057
Savings accounts	165,325	155,101
Retail certificates of deposit less than $100,000	383,471	387,607
Retail certificates of deposit greater than $100,000	183,420	187,913
Brokered or national certificates of deposit	7,549	10,636

	$1,671,370	$1,596,241

11. Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
FHLB Advances:
Overnight borrowings	$—	$—
Single maturity fixed rate advances	20,000	20,000
Putable advances	44,000	44,000
Strike-rate advances	17,000	17,000
Amortizable mortgage advances	830	841

Total	$81,830	$81,841

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $14.0 million of the putable advances with a weighted average rate of 2.69% are not yet callable by the FHLB. The call dates for these advances range from April 16, 2012 to June 12, 2012 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $30.0 million of putable advances with a weighted average rate of 4.76%. The maturity dates of these advances range from October 28, 2013 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at March 31, 2012 was 0.47%. The weighted average rate of the strike-rate advances is 3.61% and the maturity dates range from October 15, 2012 to February 25, 2013.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.50% points, repricing quarterly, thereafter. The rate will switch to the floating interest rate on June 15, 2012.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.85% and 1.73% on March 31, 2012 and December 31, 2011 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$54,405	$36,466	$38,399	$47,037
Unused lines of credit	26,649	214,369	24,943	184,446
Standby letters of credit	0	20,772	4,600	21,507

Total	$81,054	$271,607	$67,942	$252,990

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $59.4 million and $34.5 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at March 31, 2012 and December 31, 2011, respectively.

13. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2007. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

14. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $49.7 million and $21.7 million of interest rate lock commitments at March 31, 2012 and December 31, 2011, respectively. There were $59.4 million and $34.4 million of forward commitments for the future delivery of residential mortgage loans at March 31, 2012 and December 31, 2011, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	March 31, 2012			December 31, 2011
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$1,037	$(157)	$880	$865	$(258)	$607

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives – Gain (Loss)	$273	$(162)

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

15. Common Stock Offering

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

16. Acquisition

On July 1, 2011, First Defiance acquired Payak-Dubbs Insurance Agency, Inc. (“PDI”), headquartered in Maumee and Oregon, Ohio for a cash purchase price $4.8 million and future consideration to be paid in cash in 2012 and 2013. As of December 31, 2011, management reported goodwill of approximately $4.0 million and identifiable intangible assets of $1.5 million consisting of customer relationship intangible of $947,000 and a non-compete intangible of $518,000. The customer relationship and non-compete intangibles were $818,000 and $440,000, respectively, at March 31, 2012. A contingent payable of $626,000 was also recorded in the transaction and is still outstanding at March 31, 2012. The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General - First Defiance is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal and First Insurance. First Federal is a federally chartered savings bank that provides financial services through 33 full service banking centers in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products. Insurance products are sold through First Insurance’s offices in Defiance, Archbold, Bryan, Bowling Green, Maumee and Oregon, Ohio areas.

Business Strategy - First Defiance’s primary objective is to be a high performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Bank with the people you know and trust” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary segments of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization. In 2012, management intends to continue to focus on asset quality, core deposit growth, expense control as well as other opportunities to further service our customers.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $644,000 at March 31, 2012. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $243.0 million at March 31, 2012. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($20.0 million), certain municipal obligations ($73.7 million), CMOs and REMICs ($66.7 million), corporate bonds ($8.6 million), mortgage backed securities ($70.6 million), U.S. treasury bonds ($2.0 million) and trust preferred and preferred stock ($1.5 million).

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

Loan modifications constitute a troubled debt restructuring if First Federal for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. For loans that are considered troubled debt restructurings, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or, as a practical expedient, it may measure impairment based on the observable market price of the loan or the fair value of the collateral even though troubled debt restructurings are not expected to be deemed collateral dependent. If the troubled debt restructuring is deemed collateral dependent, then reserves are calculated based on the fair value of the collateral. The difference between the carrying value and fair value of the loan is recorded as a valuation allowance.

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

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, its common shares will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share of $0.26 declared on the common stock prior to October 14, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions terminated on the third anniversary of the date of issuance of the Senior Preferred Shares except that, after the third anniversary of the date of issuance of the Senior Preferred Shares, the Company may not increase its common dividends per share without obtaining consent of the U.S. Treasury.

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

The Company intends to redeem the Senior Preferred Shares and the Warrants as soon as it is prudent to do so. However, there are three factors the Company will continue to consider when evaluating redemption: (a) evidence of a sustained economic recovery, (b) the Company’s sustained profitable performance with growth in earnings, and (c) additional clarity of any new regulatory capital thresholds. The Company anticipates that it will redeem the Senior Preferred Shares and the Warrants within five years from the date of issuance, December 5, 2013, utilizing existing funds at that time. The Companies’ earnings and capital levels have steadily improved over the past several quarters and the Company has seen improvement in the economic environment it operates. While the Company still believes that more clarity of any new capital level requirements is necessary, the Company feels that its overall financial position has improved to a level that would indicate a higher likelihood that the company would request approval for the redemption of the CPP equity in the near term.

Forward-Looking Information

Certain statements contained in this quarterly report are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, or “continue” or the negative thereof or other variations thereon or comparable terminology are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors. The Company assumes no obligation to update any forward-looking statements.

Changes in Financial Condition

At March 31, 2012, First Defiance’s total assets, deposits and stockholders’ equity amounted to $2.14 billion, $1.67 billion and $281.4 million, respectively, compared to $2.07 billion, $1.60 billion and $278.1 million, respectively, at December 31, 2011.

Net loans receivable (excluding loans held for sale) declined $8.7 million to $1.45 billion. The variances in loans receivable between March 31, 2012 and December 31, 2011 include decreases in commercial loans (down $22.1 million), home equity and improvement loans (down $7.3 million), consumer loans (down $1.2 million) and one to four family residential real estate loans (down $1.3 million while commercial real estate and construction loans increased $14.2 million and $4.8 million, respectively.

The investment securities portfolio increased $10.0 million to $243.6 million at March 31, 2012 from $233.6 million at December 31, 2011. The increase is the result of $26.8 million of securities being purchased during the first three months of 2012, offset by $7.1 million of securities maturing or being called in the period, principal pay downs of $9.3 million in CMOs and mortgage-backed securities, and $175,000 of securities being sold. There was an unrealized gain in the investment portfolio of $7.1 million at March 31, 2012 compared to an unrealized gain of $7.2 million at December 31, 2011.

Deposits increased from $1.60 billion at December 31, 2011 to $1.67 billion as of March 31, 2012. Of the $75.1 million increase, interest-bearing demand deposits and money market accounts increased $56.8 million to $665.9 million, savings accounts increased $10.2 million to $165.3 million and non-interest-bearing demand deposits increased $19.8 million to $265.7 million. These increases were slightly offset by a decline in retail time deposits of $8.6 million to $566.9 million and broker/national certificates of deposit decreasing by $3.1 million to $7.5 million.

Stockholders’ equity increased from $278.1 million at December 31, 2011 to $281.4 million at March 31, 2012. The increases in stockholders’ equity were the result of recording net income of $4.2 million partially offset by $491,000 of common stock dividends being paid and $462,000 of accrued dividends on preferred stock.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest(1)	Yield/ Rate(2)	Average Balance	Interest(1)	Yield/ Rate(2)
Interest-earning assets:
Loans receivable	$1,456,807	$18,678	5.16%	$1,457,736	$20,257	5.64%
Securities	237,541	2,145	3.76	171,089	1,908	4.54
Interest bearing deposits	164,390	92	0.23	179,079	101	0.23
FHLB stock	20,655	229	4.46	21,012	235	4.54

Total interest-earning assets	1,879,393	21,144	4.54	1,828,916	22,501	4.99
Non-interest-earning assets	201,109			215,471

Total assets	$2,080,502			$2,044,387

Interest-bearing liabilities:
Deposits	$1,365,021	$2,369	0.70%	$1,370,007	$3,594	1.06%
FHLB advances	81,834	751	3.69	107,750	906	3.41
Notes payable	53,403	104	0.78	54,079	130	0.97
Subordinated debentures	36,198	331	3.68	36,231	326	3.65

Total interest-bearing liabilities	1,536,456	3,555	0.93	1,568,067	4,956	1.28
Non-interest bearing deposits	245,254	—		220,610	—

Total including non-interest bearing demand deposits	1,781,710	3,555	0.80	1,788,677	4,956	1.12
Other non-interest-bearing liabilities	18,944			14,185

Total liabilities	1,800,654			1,802,862
Stockholders’ equity	279,848			241,525

Total liabilities and stock-holders’ equity	$2,080,502			$2,044,387

Net interest income; interest rate spread		$17,589	3.61%		$17,545	3.71%

Net interest margin (3)			3.78%			3.89%

Average interest-earning assets to average interest-bearing liabilities			122%			117%

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2012 was $4.2 million compared to net income of $2.7 million for the comparable period in 2011. Net income applicable to common shares was $3.6 million for the first quarter of 2012 compared to $2.2 million for the comparable period in 2011. On a per share basis, basic and diluted earnings per common share for the three months ended March 31, 2012 were both $0.37, compared to basic and diluted earnings per common share of $0.25 for the quarter ended March 31, 2011.

Net Interest Income.

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

As demand for new lending opportunities remained soft in 2011 and into 2012, the Company accelerated its strategy to increase investment security purchases by selectively deploying lower yielding overnight deposits into investment securities on the short to intermediate end of the yield curve. This will continue in 2012 as management deems it appropriate within its liquidity strategy and until management sees evidence of sustainable net loan growth.

Net interest income was $17.2 million for the quarter ended March 31, 2012; relatively flat with the same period in 2011. The tax-equivalent net interest margin was 3.78% for the quarter ended March 31, 2012 compared to 3.89% for the same period in 2011. The decrease in margin between the 2011 and 2012 first quarters is mainly due to a declining of the interest rate spread, which decreased to 3.61% in the first quarter of 2012 from 3.71% for the same period in 2011. The decrease in spread occurred due to interest-earning asset yields decreasing by 45 basis points (to 4.54% in the first quarter of 2012 from 4.99% for the same period in 2011) which was partially offset by the cost of interest-bearing liabilities between the two periods decreasing 35 basis points (to 0.93% in the first quarter of 2012 from 1.28% in the same period in 2011). Also, operating at a high level of liquidity along with lower loan yields has impacted the net interest margin negatively in the first quarter of 2012.

Total interest income decreased by $1.4 million or 6.3% to $20.8 million for the quarter ended March 31, 2012 from $22.2 million for the same period in 2011. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 48 basis points to 5.16% at March 31, 2012. Interest income from loans decreased to $18.7 million for the quarter ended March 31, 2012 compared to $20.2 million for the same period in 2011, which represents a decline of 7.8%.

Interest expense decreased by $1.4 million in the first quarter of 2012 compared to the same period in 2011, to $3.6 million from $5.0 million. This decrease was due to a 35 basis point decline in the average cost of interest-bearing liabilities in the first quarter of 2012. Interest expense related to interest-bearing deposits was $2.4 million in the first quarter of 2012 compared to $3.6 million for the same period in 2011. Interest expense recognized by the

Company related to subordinated debentures was $331,000 in the first quarter of 2012 compared to $326,000 for the same period in 2011. Expenses on FHLB advances and securities sold under repurchase agreements were $751,000 and $104,000 respectively in the first quarter of 2012 compared to $906,000 and $130,000 respectively for the same period in 2011.

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

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent weighted rolling eight quarters ending March 31, 2012.

The stratification of the loan portfolio resulted in a quantitative general allowance of $15.8 million at March 31, 2012 compared to $19.5 million at December 31, 2011.

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

The qualitative analysis at March 31, 2012 indicated a general reserve of $7.8 million compared with $6.5 million at December 31, 2011. Four of the fourteen counties in the Company’s footprint were below the national average of 8.4% as of March 31, 2012. The unemployment rates in March 2012 range from a low of 6.5% to a high of 13.1% compared to the unemployment rates in December 2011 ranging from a low of 7.4% to a high of 13.3%.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the first quarter of 2012 was $3.5 million, compared to $2.8 million for the same period in 2011. The allowance for loan losses was $28.8 million and $33.3 million and represented 1.96% and 2.24% of loans, net of undisbursed loan funds and deferred fees and costs, as of March 31, 2012 and December 31, 2011, respectively. The provision of $3.5 million was offset by charge offs of $5.5 million against specific reserves and $2.7 million against general reserves and recoveries of $228,000 resulting in a decrease to the overall allowance for loan loss at March 31, 2012. The decline in the allowance for loan loss is supported by the overall improvement in asset quality evidenced by the decline in loan delinquencies and classified loans. Total charge-offs were elevated in the first quarter of 2012 but management acknowledges that these were not due to any new credits, but from previously identified credits finally working their way through the cycle. Of the total charge-offs in the first quarter of 2012, $4.3 million or 53.0%, were reserved for in a prior period resulting in no new losses from those charge-offs in the first quarter of 2012. The Company did experience an increase in non-accrual loans in the first quarter of 2012. However, of the total non-accrual loans, $25.8 million or 56.8%, are 60 days or less past due and paying in accordance with the terms of the note. The Company’s general reserve declined as a result of the historical loss factor declining in the first quarter of 2012. This is the result of a mix of charge-offs moving out of the look back period or moving to a lower weighting time period. In management’s opinion, the overall allowance for loan losses of $28.8 million as of March 31, 2012 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the first quarter of 2012, First Defiance recorded OREO write-downs that totaled $137,000 compared to write-downs of $292,000 for the same period in 2011. These write-downs are primarily due to decreasing the liquidation values in order to spur interest in our market areas to sell these properties. These amounts are included in other non-interest expense. Management believes that the values recorded at March 31, 2012 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $100.5 million at March 31, 2012, compared to $122.5 million at December 31, 2011. At March 31, 2012, a total of $11.8 million of loans are classified as substandard for which a specific reserve is required. A total of $88.7 million in additional credits were classified as substandard at March 31, 2012 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Federal also has classified $63,000 of loans doubtful at March 31, 2012. By contrast, at December 31, 2011, a total of $18.9 million of loans were classified as substandard for which a specific reserve is required. A total of $103.6 million in additional credits were classified as substandard at December 31, 2011 for which no reserve is required because of factors such as the level of collateral or the strength of guarantors. First Federal also had classified $10,000 of loans doubtful at December 31, 2011.

First Federal’s ratio of allowance for loan losses to non-performing loans was 58.6% at March 31, 2012 compared with 77.9% at December 31, 2011. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at March 31, 2012 are appropriate. The Company did experience an increase in non-accrual loans in the first quarter of 2012. However, of the total non-accrual loans, $25.8 million or 56.8%, are 60 days or less past due and paying in accordance with the terms of the note.

At March 31, 2012, First Defiance had total non-performing assets of $52.6 million, compared to $46.3 million at December 31, 2011. Non-performing assets include loans that are 90 days past due, troubled debt restructured loans and real estate owned and other assets held for sale. Non-performing assets at March 31, 2012 and December 31, 2011 by category were as follows:

Table 1 – Nonperforming Asset

	March 31, 2012	December 31, 2011
	(In thousands)
Non-performing loans:
Single-family residential	$3,883	$3,890
Construction	159	—
Non-residential and multi-family residential real estate	33,065	28,150
Commercial	7,618	6,884
Consumer finance	5	10
Home equity and improvement	621	394
Troubled debt restructured loans, accruing	3,820	3,380

Total non-performing loans	49,171	42,708
Real estate owned and repossessed assets	3,408	3,628

Total non-performing assets	$52,579	$46,336

Allowance for loan losses as a percentage of total loans*	1.96%	2.24%
Allowance for loan losses as a percentage of non-performing assets	54.84%	71.77%
Allowance for loan losses as a percentage of non-performing loans	58.64%	77.86%
Total non-performing assets as a percentage of total assets	2.45%	2.24%
Total non-performing loans as a percentage of total loans*	3.34%	2.87%

*	Total loans are net of undisbursed loan funds and deferred fees and costs.

The increase in non-performing loans between December 31, 2011 and March 31, 2012 is primarily in commercial real estate loans. The balance of this type of non-performing loan was $4.9 million higher at March 31, 2012 compared to December 31, 2011.

Non-performing loans in the commercial real estate category represented 4.18% of the total loans in those categories at March 31, 2012 compared to 3.63% for the same category at December 31, 2011. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the first quarter of 2012 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

Non-performing assets, which include non-accrual loans, accruing troubled debt restructured loans and real estate owned, increased to $52.6 million at March 31, 2012 from $46.3 million at December 31, 2011.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the three months ended and as of March 31, 2012, commercial real estate, which represented 53.10% of total loans, accounted for 55.38% of net charge-offs and 72.91% of nonaccrual loans, and commercial loans, which represented 21.97% of total loans, accounted for 33.27% of net charge-offs and 16.80% of nonaccrual loans. For the three months ended and as of March 31, 2011, commercial real estate, which represented 50.42% of total loans, accounted for 66.20% of net charge-offs and 53.51% of nonaccrual loans, and commercial loans, which represented 23.06% of total loans, accounted for 10.50% of net charge-offs and 32.13% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended March 31, 2012		As of March 31, 2012
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$683	8.63%	$3,883	8.56%

Construction	—	0.00%	159	0.35%
Commercial real estate	4,388	55.38%	33,065	72.91%
Commercial	2,636	33.27%	7,618	16.80%
Consumer	27	0.33%	5	0.01%
Home equity and improvement	190	2.39%	621	1.37%

Total	$7,924	100.00%	$45,351	100.00%

	For the Three Months Ended March 31, 2011		As of March 31, 2011
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(in thousands)		(in thousands)
Residential	$542	17.40%	$5,366	13.10%

Construction	—	0.00%	60	0.15%
Commercial real estate	2,063	66.23%	21,909	53.51%
Commercial	327	10.50%	13,156	32.13%
Consumer	(18)	(0.58%)	18	0.04%
Home equity and improvement	201	6.45%	439	1.07%

Total	$3,115	100.00%	$40,948	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	1st 2012	4th 2011	3rd 2011	2nd 2011	1st 2011
	(Dollars in Thousands)
Allowance at beginning of period	$33,254	$38,110	$40,530	$40,798	$41,080
Provision for credit losses	3,503	4,099	3,097	2,405	2,833
Charge-offs:
Residential	738	666	647	893	547
Commercial real estate	4,496	6,737	2,622	1,517	2,274
Commercial	2,666	1,423	2,533	107	335
Consumer finance	41	28	36	20	11
Home equity and improvement	211	251	290	310	201

Total charge-offs	8,152	9,105	6,128	2,847	3,368
Recoveries	228	150	611	174	253

Net charge-offs	7,924	8,955	5,517	2,673	3,115

Ending allowance	$28,833	$33,254	$38,110	$40,530	$40,798

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category	Amount	Percent of total loans by category
Residential	$3,373	13.58%	$4,095	13.55%	$4.023	12.86%	$5.930	14.62%	$6,163	14.76%
Construction	73	2.44%	63	2.10%	69	2.39%	47	1.64%	70	1.65%
Commercial real estate	19,031	53.10%	20,490	51.70%	24,523	51.96%	24,397	50.46%	23,390	50.42%
Commercial	4,693	21.97%	6,576	23.25%	7,804	22.99%	8,290	23.10%	9,518	23.06%
Consumer	178	1.19%	174	1.26%	219	1.34%	227	1.40%	207	1.41%
Home equity and improvement	1,485	7.72%	1,856	8.14%	1,472	8.47%	1,639	8.78%	1,450	8.70%

	$28,833	100.00%	$33,254	100.00%	$38,110	100.00%	$40,530	100.00%	$40,798	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011
Allowance for loan losses / loans*	1.96%	2.24%	2.61%	2.80%	2.77%
Allowance for loan losses to net charge-offs	363.87%	371.35%	690.77%	1,516.27%	1,309.73%
Allowance for loan losses / non-performing assets	54.84%	71.77%	66.82%	84.16%	74.56%
Allowance for loan losses / non-performing loans	58.64%	77.86%	74.39%	99.41%	89.53%
Non-performing assets / loans plus REO*	3.56%	3.11%	3.89%	3.31%	3.70%
Non-performing assets / total assets	2.45%	2.24%	2.77%	2.35%	2.65%
Net charge-offs / average loans (annualized)	2.18%	2.49%	1.55%	0.75%	0.85%

*	Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $2.5 million in the first quarter of 2012 to $8.4 million from $5.9 million for the same period in 2011.

Service Fees. Service fees and other charges increased by $54,000 or 2.1% in the 2012 first quarter compared to the same period in 2011.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending March 31, 2012 and 2011 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $1.1 million and $1.2 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $19,000 at March 31, 2012, $67,000 at December 31, 2011 and $126,000 at March 31, 2011.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $1.2 million to $2.4 million for the first quarter of 2012 compared to $1.3 million for the same period of 2011. This increase was primarily due to higher loan origination volume for the quarter, the result of higher refinancing activity due to lower interest rates on conforming saleable mortgage-based products in the first quarter of 2012 compared to the same period in 2011. Gains realized from the sale of mortgage loans increased in the first quarter of 2012 to $2.5 million from $726,000 in the first quarter of 2011. The amortization of mortgage servicing rights expense increased $410,000 to $864,000 in the first quarter of 2012 compared to $454,000 in the same period in 2011. The Company recorded a negative valuation adjustment of $79,000 on mortgage servicing rights in the first quarter of 2012 compared to a positive valuation adjustment of $171,000 in the first quarter of 2011. The negative valuation adjustment in the first quarter of 2012 was driven by a decline in the fair values of certain sectors of the Company’s portfolio of mortgage servicing rights.

Insurance and Investment Sales Commissions. Income from the sale of insurance and investment products increased $881,000 in the first quarter of 2012 to $2.5 million from $1.7 million in the same period of 2011. First Defiance’s insurance subsidiary, First Insurance, typically recognizes contingent revenues during the first quarter. These revenues are bonuses paid by insurance carriers when the Company achieves certain loss ratios or growth targets. In the first quarter of 2012, First Insurance earned $504,000 of contingent income compared to $329,000 for the first quarter of 2011. In July 2011, First Insurance acquired a full insurance agency. This acquired agency added approximately $622,000 in revenue in the first quarter of 2012.

Impairment of Securities. First Defiance did not have any other-than-temporary impairment (“OTTI”) charges in the first quarter of 2012 reflecting a more stable environment relating to its Trust Preferred Collateralized Debt Obligation (“CDO”) investments. In the first quarter of 2011, First Defiance recognized OTTI charges of $2,200 for one impaired investment security, where in management’s opinion, the value of the investment will not be fully recovered. The OTTI charge related to one CDO investments with a remaining book value of $902,000.

Other non-interest income. Other non-interest income increased $493,000 in the first quarter of 2012 from a loss of $151,000 in the same period in 2011. This increase was the result of a lower level of real estate owned sales that resulted in net losses of $60,000 in the first quarter of 2012 compared to losses of $290,000 in the same period of 2011. The Company also recorded an increase in the value of the assets of the deferred compensation plan of $137,000 in the first quarter of 2012 compared to an increase of $28,000 for the same period in 2011.

Non-Interest Expense.

Non-interest expense decreased to $16.3 million for the first quarter of 2012 compared to $16.6 million for the same period in 2011.

Compensation and Benefits. Compensation and benefits increased to $8.5 million for the quarter ended March 31, 2012 from $7.8 million for the same period in 2011. The increase is mainly attributable to the July 2011 insurance acquisition that added approximately $407,000 in compensation and benefits expense in the first quarter of 2012. Also, the Company granted pay increases in the first quarter of 2012 and experienced an increase in commission expense as a result of the increased insurance revenues.

FDIC Insurance Premium. FDIC insurance premium expense decreased to $669,000 in the first quarter of 2012 from $913,000 for the same period in 2011. This decrease was the result of the change in the rate assessment calculation in September 2011 affected by the Dodd-Frank legislation.

Other Non-Interest Expenses. Other non-interest expenses decreased by $801,000 to $3.3 million for the quarter ended March 31, 2012 from $4.1 million for the same period in 2011. Decreases between the 2012 and 2011 first quarters include a reduction in secondary market buy-back losses of $228,000 as a result of underwriting issues identified in the first quarter of 2011 after the loan had been sold and a $280,000 reduction in other credit related costs which includes credit, collection and other real estate owned expenses.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the first quarter of 2012 was 62.62% compared to 70.92% for the first quarter of 2011.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 29.08% for the quarter ended March 31, 2012 compared to 27.87% for the same period in 2011. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $12.0 million of cash provided by operating activities during the first three months of 2012. The Company’s cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At March 31, 2012, First Federal had $90.9 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $261.8 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $59.4 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Liquidity risk arises from the possibility that the Company may not be able to meet its financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to mange this risk, the Company’s Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements. This policy designates First Federal’s Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO reviews liquidity on a monthly basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Company’s Chief Financial Officer and Controller.

ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of March 31, 2012 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the three months ended March 31, 2012 and the year-ended December 31, 2011.

March 31, 2012 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	486,779	70,099	16.82%
+ 300 bp	474,549	57,869	13.89%
+ 200 bp	459,055	42,375	10.17%
+ 100 bp	440,744	24,064	5.78%
0 bp	416,680	—	—

December 31, 2011 Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	471,564	64,772	15.92%
+ 300 bp	460,756	53,964	13.27%
+ 200 bp	447,035	40,243	9.89%
+ 100 bp	430,361	23,570	5.79%
0 bp	406,792	—	—

Capital Resources

Capital is managed at First Federal and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity and operational risks inherent in our business, as well as flexibility needed for future growth and new business opportunities.

Capital Purchase Plan Capital

During 2008, First Defiance received $37 million of equity capital by issuing 37,000 shares of Preferred Stock to the U.S. Department of Treasury, and a ten-year warrant to purchase up to 550,595 shares of First Defiance’s common stock, par value $0.01 per share, at an exercise price of $10.08 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital.

The Company intends to redeem the Senior Preferred Shares and the Warrants as soon as it is prudent to do so. However, there are three factors the Company will continue to consider when evaluating redemption: (a) evidence of a sustained economic recovery, (b) the Company’s sustained profitable performance with growth in earnings, and (c) additional clarity of any new regulatory capital thresholds. The Company anticipates that it will redeem the Senior Preferred Shares and the Warrants within five years from the date of issuance, December 5, 2013, utilizing existing funds at that time. The Company’s earnings and capital levels have steadily improved over the past several quarters and the Company has seen improvement in the economic environment it operates. While the Company still believes that more clarity of any new capital level requirements is necessary, management feels that the Company’s overall financial position has improved to a level that would indicate a higher likelihood that the Company would request approval for the redemption of the CPP equity in the near term.

Capital Adequacy

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of the Comptroller of the Currency. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal’s compliance with each of the capital requirements at March 31, 2012 (in thousands).

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$249,214	12.04%	$82,817	4.0%	$103,521	5.0%
First Federal Bank	$236,399	11.44%	$82,683	4.0%	$103,354	5.0%
Total Capital (to Risk Weighted Assets) (1)
Consolidated	$269,828	16.44%	$131,271	8.0%	$164,089	10.0%
First Federal Bank	$256,987	15.68%	$131,108	8.0%	$163,885	10.0%

(1)

Core capital is computed as a percentage of adjusted total assets of $2.07 billion and $2.07 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.64 billion and $1.64 billion for consolidated and the bank, respectively.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the 2011 Annual Report on Form 10-K, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, using March 31, 2012 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

First Defiance is not engaged in any legal proceedings of a material nature.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

First Defiance did not have any common stock repurchases during the first quarter of 2012, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Participation in the CPP prohibits the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury until the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1 Articles of Incorporation (1)

Exhibit 3.2 Code of Regulations (1)

Exhibit 3.3 Bylaws (1)

Exhibit 3.4 Amendment to Articles of Incorporation (2)

Exhibit 10.1 First Amendment to 2010 Equity Plan (3)

Exhibit 10.2 First Defiance Incentive Compensation Plan (3)

Exhibit 10.3 Long-Term Restricted Stock Unit Award Agreement (2012 Long-Term Incentive – TARP Applicable (3)

Exhibit 10.4 Long-Term Restricted Stock Unit Award Agreement (2012 Long-Term Incentive) (3)

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(3)	Incorporated herein by reference to the like numbered exhibit in Form 8-K filed March 15, 2012 (Film No. 12694926)

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp. (Registrant)

Date: May 10, 2012	By:	/s/ William J. Small
William J. Small
Chairman, President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)