Form 10-Q
period 2012-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2012-08-09
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,728,749 shares outstanding at August 3, 2012.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number
PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited):
	Consolidated Condensed Statements of Financial
	Condition – June 30, 2012 and December 31, 2011	2

	Consolidated Condensed Statements of Income -
	Three and six months ended June 30, 2012 and 2011	4

	Consolidated Condensed Statements of Comprehensive
	Income – Three and six months ended June 31, 2012 and 2011	5

	Consolidated Condensed Statements of Changes in
	Stockholders’ Equity – Six months ended June 30, 2012 and 2011	6

	Consolidated Condensed Statements of Cash Flows
	- Six months ended June 30, 2012 and 2011	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	69

Item 4.	Controls and Procedures	69

PART II-OTHER INFORMATION:

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities
	and Use of Proceeds	70

Item 3.	Defaults upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	70

	Signatures	72

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(Amounts in Thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$31,517	$31,931
Federal funds sold	72,000	143,000
	103,517	174,931
Securities:
Available-for-sale, carried at fair value	278,829	232,919
Held-to-maturity, carried at amortized cost (fair value $611 and $672 at June 30, 2012 and December 31, 2011, respectively)	600	661
	279,429	233,580
Loans held for sale	13,125	13,841
Loans receivable, net of allowance of $26,409 at June 30, 2012 and $33,254 at December 31, 2011, respectively	1,474,228	1,453,822
Accrued interest receivable	6,063	6,142
Federal Home Loan Bank stock	20,655	20,655
Bank owned life insurance	41,347	35,908
Premises and equipment	40,825	40,045
Real estate and other assets held for sale	3,538	3,628
Goodwill	61,525	61,525
Core deposit and other intangibles	5,427	6,151
Mortgage servicing rights	8,274	8,690
Deferred taxes	-	629
Other assets	9,663	8,643
Total assets	$2,067,616	$2,068,190

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,613,611	$1,596,241
Advances from the Federal Home Loan Bank	81,819	81,841
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	50,527	60,386
Advance payments by borrowers	989	1,402
Deferred taxes	1,376	-
Other liabilities	33,341	14,110
Total liabilities	1,817,746	1,790,063

Stockholders’ equity:

Preferred stock, $.01 par value per share: 37,000 shares authorized; 1,000 and 37,000 issued with a liquidation preference of $998 and $37,231, respectively, net of discount	992	36,641
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 9,728,749 and 9,726,243 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	136,025	135,825
Accumulated other comprehensive income, net of tax of $2,509 and $2,153, respectively	4,660	3,997
Retained earnings	154,500	148,010
Treasury stock, at cost, 3,010,747 and 3,013,253 shares respectively	(47,312)	(47,351)
Total stockholders’ equity	249,870	278,127

Total liabilities and stockholders’ equity	$2,067,616	$2,068,190

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Income
Loans	$18,197	$19,841	$36,847	$40,065
Investment securities:
Taxable	1,268	1,162	2,380	2,191
Non-taxable	726	606	1,397	1,175
Interest-bearing deposits	114	140	206	241
FHLB stock dividends	214	224	443	459
Total interest income	20,519	21,973	41,273	44,131
Interest Expense
Deposits	2,116	3,263	4,485	6,857
FHLB advances and other	750	768	1,501	1,674
Subordinated debentures	310	286	641	612
Notes payable	97	140	201	270
Total interest expense	3,273	4,457	6,828	9,413
Net interest income	17,246	17,516	34,445	34,718
Provision for loan losses	4,097	2,405	7,600	5,238
Net interest income after provision for loan losses	13,149	15,111	26,845	29,480
Non-interest Income
Service fees and other charges	2,687	2,747	5,358	5,364
Insurance and investment commission income	2,192	1,449	4,727	3,104
Mortgage banking income	2,258	1,906	4,704	3,194
Gain on sale of non-mortgage loans	33	195	42	299
Gain on sale or call of securities	382	-	425	49
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	-	-	-	(13)
Losses recognized in other comprehensive income	-	-	-	11
Net impairment loss recognized in earnings	-	-	-	(2)
Trust income	169	174	323	322
Income from Bank Owned Life Insurance	219	237	439	474
Other non-interest income	54	130	396	(21)
Total non-interest income	7,994	6,838	16,414	12,783
Non-interest Expense
Compensation and benefits	8,049	7,451	16,514	15,285
Occupancy	1,760	1,792	3,548	3,644
FDIC insurance premium	672	677	1,341	1,590
State franchise tax	512	542	1,026	1,084
Data processing	1,169	979	2,337	2,040
Acquisition related charges	-	135	-	135
Amortization of intangibles	349	320	724	664
Other non-interest expense	3,021	3,190	6,302	7,271
Total non-interest expense	15,532	15,086	31,792	31,713
Income before income taxes	5,611	6,863	11,467	10,550
Federal income taxes	1,690	2,113	3,393	3,140
Net Income	$3,921	$4,750	$8,074	$7,410

Dividends accrued on preferred shares	$(435)	$(463)	$(897)	$(925)
Accretion on preferred shares	$(305)	$(44)	$(351)	$(86)
Net income applicable to common shares	$3,181	$4,243	$6,826	$6,399

Earnings per common share (Note 7)
Basic	$0.33	$0.44	$0.70	$0.71
Diluted	$0.32	$0.43	$0.68	$0.70
Dividends declared per share (Note 6)	$0.05	$-	$0.10	$-
Average common shares outstanding (Note 7)
Basic	9,729	9,724	9,728	9,006
Diluted	9,985	9,902	9,980	9,171

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$3,921	$4,750	$8,074	$7,410

Other comprehensive income:
Unrealized gains/losses on securities
Unrealized holding gains on securities arising during the period	1,493	2,494	1,444	3,700
Reclassification adjustment for (gains) losses realized in income	(382)	-	(425)	(49)
Other-than-temporary impairment losses on securities realized in income	-	-	-	2
Net unrealized gains	1,111	2,494	1,019	3,653
Income tax effect	(388)	(874)	(356)	(1,280)
Other comprehensive income	723	1,620	663	2,373

Comprehensive income	$4,644	$6,370	$8,737	$9,783

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at January 1, 2012	$36,641	$127	$878	$135,825	$3,997	$148,010	$(47,351)	$278,127
Net income	-	-	-	-	-	8,074	-	8,074
Change in net unrealized gains and losses on available-for-sale securities					663			663
Stock option expense	-	-	-	59	-	-	-	59
200 shares issued under stock option plan with no income tax benefit	-	-	-	-	-	(1)	3	2
Restricted share activity under Stock Incentive Plans	-	-	-	141	-	-	29	170
419 shares issued direct purchases	-	-	-	-	-	-	7	7
Preferred Stock Dividends accrued	-	-	-	-	-	(897)	-	(897)
Accretion on preferred shares	351	-	-	-	-	(351)	-	-
16,560 shares purchased in U.S. Treasury auction	(16,560)	-	-	-	-	618	-	(15,942)
19,440 shares purchased in open market	(19,440)	-	-	-	-	24	-	(19,416)
Common stock dividends declared	-	-	-	-	-	(977)	-	(977)
Balance at June 30, 2012	$992	$127	$878	$136,025	$4,660	$154,500	$(47,312)	$249,870

Balance at January 1, 2011	$36,463	$127	$878	$140,845	$(342)	$134,988	$(72,628)	$240,331
Net income	-	-	-	-	-	7,410	-	7,410
Change in net unrealized gains and losses
on available-for-sale securities	-	-	-	-	2,373	-	-	2,373
Stock option expense	-	-	-	76	-	-	-	76
250 shares issued under stock option plan, with no income tax benefit	-	-	-	-	-	(1)	4	3
1,600,800 shares issued capital stock	-	-	-	(5,297)	-	-	25,156	19,859
Restricted share activity under Stock Incentive Plans	-	-	-	(75)	-	-	75	-
913 shares issued direct purchases	-	-	-	(2)	-	-	14	12
Preferred Stock Dividends accrued	-	-	-	-	-	(925)	-	(925)
Accretion on preferred shares	86	-	-	-	-	(86)	-	-
Balance at June 30, 2011	$36,549	$127	$878	$135,547	$2,031	$141,386	$(47,379)	$269,139

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities
Net income	$8,074	$7,410
Items not requiring (providing) cash
Provision for loan losses	7,600	5,238
Depreciation	1,689	1,720
Amortization of mortgage servicing rights, net of impairment recoveries	1,973	309
Amortization of core deposit and other intangible assets	724	664
Net amortization of premiums and discounts on loans and deposits	301	502
Amortization of premiums and discounts on securities	381	(111)
Loss on sale or disposals of property, plant and equipment	19	-
Change in deferred taxes	1,649	18
Proceeds from the sale of loans held for sale	230,291	99,997
Originations of loans held for sale	(226,130)	(100,625)
Gain from sale of loans	(5,044)	(2,125)
OTTI losses on investment securities	-	2
Gain from sale or call of securities	(425)	(49)
Loss on sale or write-down of real estate and other assets held for sale	295	803
Stock option expense	59	76
Restricted stock expense	170	-
Income from bank owned life insurance	(439)	(474)
Changes in:
Accrued interest receivable	79	166
Other assets	(1,020)	567
Other liabilities	2,536	5,844
Net cash provided by (used in) operating activities	22,782	19,932

Investing Activities
Proceeds from maturities of held-to-maturity securities	61	69
Proceeds from maturities, calls and pay-downs of available-for-sale securities	31,789	19,636
Proceeds from sale of real estate and other assets held for sale	1,766	5,030
Proceeds from the sale of available-for-sale securities	6,416	1,982
Proceeds from sale of non-mortgage loans	363	4,425
Purchases of available-for-sale securities	(83,056)	(61,532)
Proceeds from sale of office properties and equipment	-	12
Proceeds from Federal Home Loan Bank stock redemption	-	357
Purchase of bank-owned life insurance	(5,000)	-
Purchases of portfolio mortgage loans	-	(10,696)
Purchases of premises and equipment, net	(2,488)	(663)
Net (increase) decrease in loans receivable	(30,607)	74,341
Net cash provided by investing activities	(80,756)	32,961

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	16,965	(1,767)
Repayment of Federal Home Loan Bank advances	(22)	(20,022)
Decrease in securities sold under repurchase agreements	(9,859)	(5,400)
Net cash received from common stock issuance	-	19,859
Cash paid for redemption of preferred stock	(18,539)	-
Proceeds from exercise of stock options	2	3
Proceeds from treasury stock purchases	7	12
Cash dividends paid on common stock	(977)	-
Cash dividends paid on preferred stock	(1,017)	(925)
Net cash provided by (used in) financing activities	(13,440)	(8,240)
Increase (decrease) in cash and cash equivalents	(71,414)	44,653
Cash and cash equivalents at beginning of period	174,931	169,164
Cash and cash equivalents at end of period	$103,517	$213,817

Supplemental cash flow information:
Interest paid	$6,884	$9,572
Income taxes paid	$-	$700
Transfers from loans to real estate and other assets held for sale	$1,971	$3,630

Transfers from loans held for sale to loans	$-	$7,213

Redemption of preferred shares not yet settled	$16,929	$-

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at June 30, 2012 and 2011)

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

The accompanying consolidated condensed financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2011 Annual Report on Form 10-K for the year ended December 31, 2011. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate bonds and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. Based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks. The Company used an independent third party which is described further in Note 7.

Impaired loans - Fair values for impaired collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for collateral dependent impaired loans are ordered annually. These appraisals are ordered and reviewed independently by the Company’s credit administration department. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value in the cost to replace the current property.  Value of market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell.  Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal.  Appraisal values are discounted between a range of 10% to 30% to account for various disposal costs and other factors that may impact the value of collateral. In determining the value of impaired collateral dependent loans and other real estate owned, significant unobservable inputs may be used which include:  physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

Mortgage servicing rights – On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level based on a model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and are validated against available market data (Level 2).

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$24,794	$-	$24,794
U.S. treasury bonds		2,006		2,006
Mortgage-backed - residential	-	87,192	-	87,192
REMICs	-	462	-	462
Collateralized mortgage obligations	-	70,427	-	70,427
Trust preferred stock	-	-	1,227	1,227
Preferred stock	146	-	-	146
Corporate bonds	-	8,610	-	8,610
Obligations of state and political subdivisions	-	83,965	-	83,965
Mortgage banking derivative - asset	-	1,431	-	1,431
Mortgage banking derivative - liability	-	(434)	-	(434)

There were no transfers between levels 1 and 2 for the three and six months ended June 30, 2012 and 2011.

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$17,085	$-	$17,085
U.S. treasury bonds		2,010		2,010
Mortgage-backed - residential	-	70,716	-	70,716
REMICs	-	2,894	-	2,894
Collateralized mortgage obligations	-	59,009	-	59,009
Trust preferred stock	-	-	1,342	1,342
Preferred stock	108	-	-	108
Corporate bonds		8,252		8,252
Obligations of state and political subdivisions	-	71,503	-	71,503
Mortgage banking derivative - asset	-	865	-	865
Mortgage banking derivative - liability		(258)		(258)

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2012	$1,342
Total gains or losses (realized/unrealized)
Included in earnings (realized)	80
Included in other comprehensive income (presented gross of taxes)	70
Amortization	-
Redemption	(265)
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2012	$1,227

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, April 1, 2012	$1,377
Total gains or losses (realized/unrealized)
Included in earnings (realized)	80
Included in other comprehensive income (presented gross of taxes)	35
Amortization	-
Redemption	(265)
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2012	$1,227

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2011	$1,498
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	(2)
Included in other comprehensive income (presented gross of taxes)	38
Amortization	4
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2011	$1,538

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, April 1, 2011	$1,566
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	-
Included in other comprehensive income (presented gross of taxes)	(28)
Amortization	-
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2011	$1,538

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$786	$786
Commercial Loans	-	-	-	-
Multi Family Loans	-	-	-	-
CRE loans	-	-	525	525
Total Impaired loans	-	-	1,311	1,311
Mortgage servicing rights	-	8,274	-	8,274
Real estate held for sale
Residential Loans	-	-	-	-
CRE loans	-	-	1,081	1,081
Total Real Estate held for sale	-	-	1,081	1,081

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$1,092	$1,092
Commercial Loans	-	-	1,268	1,268
Multi Family Loans	-		103	103
CRE loans	-	-	8,449	8,449
Total Impaired loans	-	-	10,912	10,912
Mortgage servicing rights	-	8,690	-	8,690
Real estate held for sale
Residential Loans	-	-	28	28
CRE loans	-	-	1,600	1,600
Total Real Estate held for sale	-	-	1,628	1,628

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $1,311,000, with a valuation allowance of $765,000 at June 30, 2012. A recovery of provision expense of $576,000 for the three months ended June 30, 2012 was included in earnings. Provision expense of $4,187,000 for the six months ended June 30, 2012 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $8,274,000 at June 30, 2012 resulting in a valuation allowance of $1,785,000. A charge of $177,000 for the three months and $256,000 for the six months ended June 30, 2012 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $126,000 for the three months and $263,000 for the six months ended June 30, 2012 which was recorded directly as an adjustment to current earnings through non-interest expense.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $10,912,000, with a valuation allowance of $7,200,000 at December 31, 2011. A provision expense of $3,067,000 for the three months and $5,479,000 for the six months ended June 30, 2011 were included in earnings.

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

In accordance with FASB ASC Topic 825, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2012 and December 31, 2011. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The fair value of loans which reprice within 90 days is equal to their carrying amount. For other loans, the estimated fair value is calculated based on discounted cash flow analysis, using interest rates currently being offered for loans with similar terms, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as previously described. The allowance for loan losses is considered to be a reasonable adjustment for credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based on binding contracts and quotes from third party investors resulting in a Level 2 classification.

The fair value of accrued interest receivable is equal to the carrying amounts resulting in a Level 2 or Level 3 classification which is consistent with its underlying asset.

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

The fair values of securities sold under repurchase agreements are equal to their carrying amounts resulting in a Level 2 classification. The carrying value of subordinated debentures and deposits with fixed maturities is estimated based on discounted cash flow analyses based on interest rates currently being offered on instruments with similar characteristics and maturities resulting in a Level 3 classification.

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2012.

		Fair Value Measurements at June 30, 2012 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$103,517	$103,517	$103,517	$-	$-
Investment securities	279,429	279,440	146	278,067	1,227
Federal Home Loan Bank Stock	20,655	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,487,343	1,508,825	-	13,559	1,495,266
Accrued interest receivable	6,063	6,063	-	969	5,094

Financial Liabilities:
Deposits	$1,613,611	$1,619,854	$261,211	$1,358,643	$-
Advances from Federal Home Loan Bank	81,819	84,679	-	84,679	-
Securities sold under repurchase agreements	50,527	50,527	-	50,527	-
Subordinated debentures	36,083	38,577	-	-	38,577

	December 31, 2011
	Carrying	Estimated
	Value	Fair Values
Assets:
Cash and cash equivalents	$174,931	$174,931
Investment securities	233,580	233,591
Federal Home Loan Bank Stock	20,655	N/A
Loans, net, including loans held for sale	1,467,663	1,494,573
Mortgage banking derivative asset	865	865
Accrued interest receivable	6,142	6,142
	1,903,836	$1,910,102
Other assets	164,354
Total assets	$2,068,190

Liabilities and stockholders’ equity:
Deposits	$1,596,241	$1,603,111
Advances from Federal Home Loan Bank	81,841	85,196
Securities sold under repurchase agreements	60,386	60,386
Subordinated debentures	36,083	31,814
Accrued interest payable	446	446
Mortgage banking derivative liability	258	258
Advance payments by borrowers for taxes and insurance	1,402	1,402
	1,776,399	$1,782,613
Other liabilities	13,664
Total liabilities	1,790,063
Stockholders’ equity	278,127
Total liabilities and stockholders’ equity	$2,068,190

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

As of June 30, 2012, 317,600 options have been granted pursuant to the 2010 equity plan and previous plans and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually, subject to certain other limitations required by the Emergency Economic Stabilization Act of 2008. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

Under both STIPs the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate and/or market area performance targets during the calendar year. The final value of the awards to be made under the 2012 STIP will be determined at December 31 of each year and will be paid out in cash and/or equity, as elected by the participant, in accordance with the following vesting schedule: 50% in the first quarter after the calendar year, 25% on the one-year anniversary, and 25% on the second-year anniversary. The participants are required to be employed on the day of payout in order to receive an award.

Under both LTIPs the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets either over a two or three year period. The final amount of benefit under the 2011 LTIP will be determined at December 31, 2012 and the final amount of benefit under the 2012 LTIP will be determined on December 31, 2014. The benefits earned under the plans will be paid out in cash and/or equity, as elected by the participant, in the first quarter following the close of the performance period. The participants are required to be employed on the day of payout in order to receive the payment.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during the six months ended June 30, 2012 or 2011.

Following is activity under the plans during the six months ended June 30, 2012:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2012	317,800	$20.35
Forfeited or cancelled	-	-
Exercised	200	9.22
Granted	-	-
Options outstanding, June 30, 2012	317,600	$20.35	4.44	$498
Vested or expected to vest at June 30, 2012	317,600	$20.35	4.44	$498
Exercisable at June 30, 2012	269,060	$21.74	4.06	$275

As of June 30, 2012, there was $80,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.7 years.

At June 30, 2012, 5,681 stock grants and 50,028 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established with the plan documents. Total expense of $296,000 was recorded during the six months ended June 30, 2012 and approximately $296,000 is included within other liabilities at June 30, 2012 related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2012	27,108	$11.97	4,738	$14.00
Granted	27,714	15.86	1,887	17.46
Vested	-	-	(944)	17.46
Forfeited	(4,794)	11.97	-	-
Unvested at June 30, 2012	50,028	$14.13	5,681	$14.57

The maximum amount of compensation expense that may be recorded for the 2012 STIP and both LTIPs at June 30, 2012 is approximately $1.3 million. However, the estimated expense expected to be recorded as of June 30, 2012 based on the performance measures in the plans, is $880,000 of which $500,000 is unrecognized at June 30, 2012 and will be recognized over the remaining performance period.

5.  Dividends on Common Stock

First Defiance declared and paid a $0.05 per common stock dividend in the first and second quarter of 2012. There was no common stock dividend declared or paid in the first or second quarter of 2011.

As a result of its participation in the Capital Purchase Program (“CPP”), First Defiance was prohibited without prior approval of the U.S. Treasury, from paying a quarterly cash dividend of more than $0.26 per share until the U.S. Treasury’s preferred stock is redeemed or transferred to an unaffiliated third party. This prohibition ended when the U.S. Treasury sold all of its preferred stock on June 19, 2012. Further, First Defiance has agreed in its Memorandum of Understanding with the Federal Reserve to obtain the approval of the Federal Reserve prior to the declaration of dividends.

6.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$3,181	$4,243	$6,826	$6,399
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	9,729	9,724	9,728	9,006
Effect of warrants	211	161	210	151
Effect of restricted stock units	24	-	21	-
Effect of employee stock options	21	17	21	14

Denominator for diluted earnings per common share	9,985	9,902	9,980	9,171
Basic earnings per common share	$0.33	$0.44	$0.70	$0.71

Diluted earnings per common share	$0.32	$0.43	$0.68	$0.70

There were 256,643 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2012. Shares under option of 262,850 and 343,550 were excluded from the diluted earnings per common share calculations as they were anti-dilutive for the three and six months ended June 30, 2011.

7.   Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2012
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$24,663	$131	$-	$24,794
U.S. treasury bonds	2,000	6	-	2,006
Mortgage-backed securities – residential	84,750	2,442	-	87,192
REMICs	461	1	-	462
Collateralized mortgage obligations	68,551	1,901	(25)	70,427
Trust preferred securities and preferred stock	3,604	111	(2,342)	1,373
Corporate bonds	8,673	86	(149)	8,610
Obligations of state and political subdivisions	77,871	6,143	(49)	83,965
Totals	$270,573	$10,821	$(2,565)	$278,829

Held-to-Maturity Securities*:
FHLMC certificates	$75	$-	$-	$75
FNMA certificates	181	6	-	187
GNMA certificates	67	3	-	70
Obligations of state and political subdivisions	277	2	-	279
Totals	$600	$11	$-	$611

At December 31, 2011
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$16,989	$96	$-	$17,085
U.S. treasury bonds	2,000	10	-	2,010
Mortgage-backed securities – residential	68,400	2,318	(2)	70,716
REMICs	2,863	31	-	2,894
Collateralized mortgage obligations	57,083	1,926	-	59,009
Trust preferred securities and preferred stock	3,790	73	(2,413)	1,450
Corporate bonds	8,629	-	(377)	8,252
Obligations of state and political subdivisions	65,928	5,580	(5)	71,503
Totals	$225,682	$10,034	$(2,797)	$232,919

Held-to-Maturity Securities*:
FHLMC certificates	$82	$1	$-	$83
FNMA certificates	199	4	-	203
GNMA certificates	72	3	-	75
Obligations of state and political subdivisions	308	3	-	311
Totals	$661	$11	$-	$672

*     FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at June 30, 2012 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$2,594	$2,605	$60	$62
Due after one year through five years	13,034	13,078	-	-
Due after five years through ten years	42,925	44,723	217	217
Due after ten years	58,258	60,341	-	-
MBS/CMO/REMIC	153,762	158,082	323	332
	$270,573	$278,829	$600	$611

Investment securities with a carrying amount of $141.4 million at June 30, 2012 were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances.

As of June 30, 2012, the Company’s investment portfolio consisted of 380 securities, 29 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at June 30, 2012 and December 31, 2011:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At June 30, 2012
Available-for-sale securities:
Mortgage-backed - residential	$2	$-	$-	$-	$2	$-
Collateralized mortgage obligations and REMICs	5,265	(25)	-	-	5,265	(25)
Corporate bonds	933	(29)	1,796	(120)	2,729	(149)
Trust preferred stock and preferred stock	-	-	1,227	(2,342)	1,227	(2,342)
Obligations of state and political subdivisions	5,693	(47)	244	(2)	5,937	(49)
Total temporarily impaired securities	$11,893	$(101)	$3,267	$(2,464)	$15,160	$(2,565)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2011
Available-for-sale securities:
Mortgage-backed securities - residential	$2,030	$(2)	$-	$-	$2,030	$(2)
Obligations of state and political subdivisions	-	-	746	(5)	746	(5)
Trust preferred stock and preferred stock	-	-	1,342	(2,413)	1,342	(2,413)
Corporate bonds	8,252	(377)	-	-	8,252	(377)
Total temporarily impaired securities	$10,282	$(379)	$2,088	$(2,418)	$12,370	$(2,797)

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

Realized gains from the sales of investment securities totaled $382,000 ($248,000 after tax) in the second quarter of 2012 while there were no realized gains in the second quarter of 2011. Realized gains from the sales of investment securities totaled $425,000 ($276,000 after tax) for the first six months of 2012 compared to realized gains of $49,000 ($32,000 after tax) for the first six months of 2011.

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

For the first six months of 2012, management determined there was no OTTI. For the first six months of 2011, management determined there was OTTI on one CDO resulting in a write-down of $2,200 ($1,400 after tax).

The Company held eight CDOs at June 30, 2012. Four of those CDOs were written down in full prior to January 1, 2010. The remaining four CDOs have a total amortized cost of $3.6 million at June 30, 2012. Of these, two, with a total amortized cost of $1.6 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI. In June 2012, the Company was notified that its Preferred Term Security VI was redeemed through an auction process. The security was redeemed at full price with proceeds being received in July 2012. This security had previously identified OTTI of $80,000. The previous OTTI amount was recorded as a yield adjustment in interest income as of June 30, 2012 due to the increase in expected cash flows resulting from the auction.

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

The following table details the six securities with other-than-temporary impairment, their lowest credit rating at June 30, 2012 and the related credit losses recognized in earnings for the three month periods ended March 31, 2012 and June 30, 2012 (In Thousands):

	TPREF Funding II	Alesco VIII	Preferred Term Security XXVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX
	Rated Caa3	Rated Ca	Rated C	Rated Ca	Not Rated	Not Rated	Total

Cumulative OTTI related to credit loss at January 1, 2012	$318	$1,000	$78	$857	$453	$465	$3,171

Addition – Qtr 1	-	-	-	-	-	-	-

Cumulative OTTI related to credit loss at March 31, 2012	$318	$1,000	$78	$857	$453	$465	$3,171

Addition – Qtr 2	-	-	-	-	-	-	-

Cumulative OTTI related to credit loss at June 30, 2012	$318	$1,000	$78	$857	$453	$465	$3,171

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $771,000 for the above securities at June 30, 2012. There was $822,000 recognized in AOCI at June 30, 2011.

The following table provides additional information related to the four CDO investments for which a balance remains as of June 30, 2012 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2012	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub- ordination as a % of Current Performing Collateral

TPREF Funding II	B	677	223	(454)	-	Caa3	17	38.81%	16.32%	-

I-Preferred Term Sec I	B-1	1,000	434	(566)	-	CCC	14	17.24%	14.82%	27.62%

Dekania II CDO	C-1	990	400	(590)	-	CCC	33	-%	14.09%	30.50%

Preferred Term Sec XXVII	C-1	902	170	(732)	-	C	33	28.14%	24.88%	5.62%

Total		$3,569	$1,227	$(2,342)	$-

The Company’s assumed average lifetime default rate declined from 30.2% at the end of the second quarter 2011 to a rate of 28.6% at the end of the second quarter 2012.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Beginning balance	$3,251	$3,251	$3,251	$3,249
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-	-	-

Reductions for amounts realized for securities sold/redeemed during the period	(80)	-	(80)	-

Reductions for amounts related to securities for which the Company intends to sell or that it will be more than likely than not that the Company will be required to sell prior to recovery of amortized cost basis	-	-	-	-

Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-	-	-

Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	-	-	-	2

Ending balance	$3,171	$3,251	$3,171	$3,251

The proceeds from the sales and calls of securities and the associated gains are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Proceeds	$6,198	$-	$6,416	$1,982
Gross realized gains	382	-	425	49
Gross realized losses	-	-	-	-

The following table summarizes the changes within each classification of accumulated other comprehensive income for the quarters ended June 30, 2012 and 2011:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2011	$4,704	$(707)	$3,997
Other comprehensive income (loss), net	663	-	663
Balance at June 30, 2012	$5,367	$(707)	$4,660

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2010	$32	$(374)	$(342)
Other comprehensive income (loss), net	2,373	-	2,373
Balance at June 30, 2011	$2,405	$(374)	$2,031

8.	Loans

Loans receivable consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Real Estate:
Secured by 1-4 family residential	$210,520	$203,401
Secured by multi-family residential	120,869	126,246
Secured by commercial real estate	654,657	649,746
Construction	22,923	31,552
	1,008,969	1,010,945
Other Loans:
Commercial	372,266	349,053
Home equity and improvement	112,427	122,143
Consumer Finance	17,127	18,887
	501,820	490,083
Total loans	1,510,789	1,501,028
Deduct:
Undisbursed loan funds	(9,439)	(13,243)
Net deferred loan origination fees and costs	(713)	(709)
Allowance for loan loss	(26,409)	(33,254)
Totals	$1,474,228	$1,453,822

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended June 30, 2012 and June 30, 2011 by portfolio segment and impairment method ($ in thousands):

Quarter Ended June 30, 2012	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$505	$-	$155	$4,511	$13	$-	$-	$5,184
Charge-Offs	(363)	-	(168)	(3,188)	(383)	-	-	(4,102)
Recoveries	-	-	-	16	76	-	-	92
Provisions	125	-	13	(841)	294	-	-	(409)
Ending Specific Allocations	$267	$-	$-	$498	$-	$-	$-	$765
Allowance for loans collectively evaluated
Beginning General Allocations	$2,868	$73	$2,676	$11,689	$4,680	$1,485	$178	$23,649
Charge-Offs	(221)	-	(149)	(1,944)	(103)	(254)	(13)	(2,684)
Recoveries	69	-	-	20	49	18	17	173
Provisions	121	(27)	83	3,651	530	186	(38)	4,506
Ending General Allocations	$2,837	$46	$2,610	$13,416	$5,156	$1,435	$144	$25,644

Quarter Ended June 30, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$1,776	$-	$250	$10,697	$4,319	$36	$-	$17,078
Charge-Offs	(716)	-	(364)	(624)	-	-	-	(1,704)
Recoveries	-	-	-	-	-	-	-	-
Provisions	550	-	260	2,121	121	-	-	3,052
Ending Specific Allocations	$1,610	$-	$146	$12,194	$4,440	$36	$-	$18,426
Allowance for loans collectively evaluated
Beginning General Allocations	$4,387	$70	$1,933	$10,510	$5,199	$1,414	$207	$23,720
Charge-Offs	(177)	-	-	(529)	(107)	(310)	(20)	(1,143)
Recoveries	13	-	-	101	24	21	15	174
Provisions	97	(23)	(126)	168	(1,266)	478	25	(647)
Ending General Allocations	$4,320	$47	$1,807	$10,250	$3,850	$1,603	$227	$22,104

The following table discloses allowance for loan loss activity year to date as of June 30, 2012 and 2011 by portfolio segment and impairment method ($ in thousands):

Year to Date June 30, 2012	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$654	$-	$195	$5,400	$969	$-	$-	$7,218
Charge-Offs	(718)	-	(406)	(6,055)	(2,377)	-	-	(9,556)
Recoveries	-	-	-	16	76	-	-	92
Provisions	331	-	211	1,137	1,332	-	-	3,011
Ending Specific Allocations	$267	$-	$-	$498	$-	$-	$-	$765
Allowance for loans collectively evaluated
Beginning General Allocations	$3,441	$63	$2,655	$12,240	$5,607	$1,856	$174	$26,036
Charge-Offs	(604)	-	(149)	(3,335)	(775)	(465)	(54)	(5,382)
Recoveries	124	-	-	128	79	39	31	401
Provisions	(124)	(17)	104	4,383	245	5	(7)	4,589
Ending General Allocations	$2,837	$46	$2,610	$13,416	$5,156	$1,435	$144	$25,644

Year-to-Date June 30, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Allowance for loans individually evaluated
Beginning Specific Allocations	$1,741	$13	$230	$10,213	$4,362	$36	$-	$16,595
Charge-Offs	(861)	-	(364)	(2,401)	(206)	-	-	(3,832)
Recoveries	-	-	-	-	-	-	-	-
Provisions	730	(13)	280	4,382	284	-	-	5,663
Ending Specific Allocations	$1,610	$-	$146	$12,194	$4,440	$36	$-	$18,426
Allowance for loans collectively evaluated
Beginning General Allocations	$4,215	$60	$1,917	$9,995	$6,509	$1,492	$297	$24,485
Charge-Offs	(579)	-	-	(1,026)	(236)	(511)	(31)	(2,383)
Recoveries	18	-	-	312	32	21	44	427
Provisions	666	(13)	(110)	969	(2,455)	601	(83)	(425)
Ending General Allocations	$4,320	$47	$1,807	$10,250	$3,850	$1,603	$227	$22,104

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012:

(In Thousands)

	1-4 Family		Multi- Family
	Residential		Residential	Commercial		Home Equity
	Real Estate	Construction	Real Estate	Real Estate	Commercial	& Improvement	Consumer	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$267	$-	$-	$498	$-	$-	$-	$765

Collectively evaluated for impairment	2,837	46	2,610	13,416	5,156	1,435	144	25,644

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$3,104	$46	$2,610	$13,914	$5,156	$1,435	$144	$26,409

Loans:

Loans individually evaluated for impairment	$7,334	$-	$442	$33,458	$6,053	$36	$-	$47,323

Loans collectively evaluated for impairment	203,692	13,476	120,587	622,906	367,120	112,881	17,136	1,457,798

Loans acquired with deteriorated credit quality	41	-	-	300	264	-	-	605

Total ending loans balance	$211,067	$13,476	$121,029	$656,664	$373,437	$112,917	$17,136	$1,505,726

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

(In Thousands)

	1-4 Family		Multi- Family
	Residential		Residential	Commercial		Home Equity
	Real Estate	Construction	Real Estate	Real Estate	Commercial	& Improvement	Consumer	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$654	$-	$195	$5,400	$969	$-	$-	$7,218

Collectively evaluated for impairment	3,441	63	2,655	12,240	5,607	1,856	174	26,036

Acquired with deteriorated credit quality	-	-	-			-		-

Total ending allowance balance	$4,095	$63	$2,850	$17,640	$6,576	$1,856	$174	$33,254

Loans:

Loans individually evaluated for impairment	$4,537	$-	$1,435	$34,009	$6,773	$40	$-	$46,794

Loans collectively evaluated for impairment	199,453	18,288	125,080	616,856	343,147	122,623	18,910	1,444,357

Loans acquired with deteriorated credit quality	70	-	-	825	312	-	-	1,207

Total ending loans balance	$204,060	$18,288	$126,515	$651,690	$350,232	$122,663	$18,910	$1,492,358

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans. (In Thousands)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$1,933	$17	$16	$1,956	$30	$28
Residential Non Owner Occupied	5,395	33	32	4,888	71	71
Total Residential Real Estate	7,328	50	48	6,844	101	99
Construction	-	-	-	-	-	-
Multi-Family	598	-	-	443	1	1
CRE Owner Occupied	11,473	26	32	10,376	39	44
CRE Non Owner Occupied	14,574	89	56	15,158	180	126
Agriculture Land	1,049	-	-	1,157	14	14
Other CRE	6,879	1	2	7,568	3	3
Total Commercial Real Estate	33,975	116	90	34,259	236	187
Commercial Working Capital	2,485	2	2	2,240	4	4
Commercial Other	4,132	10	10	4,529	16	16
Total Commercial	6,617	12	12	6,769	20	20
Consumer	-	-	-	-	-	-
Home Equity and Home Improvement	37	1	1	38	2	2
Total Impaired Loans	$48,555	$179	$151	$48,353	$360	$309

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,550	$20	$18	$2,842	$40	$38
Residential Non Owner Occupied	4,093	38	36	4,639	71	74
Total Residential Real Estate	6,643	58	54	7,481	111	112
Construction	30	-	-	41	-	-
Multi-Family	778	11	8	962	23	19
CRE Owner Occupied	10,029	86	90	10,273	201	184
CRE Non Owner Occupied	21,050	262	245	21,142	496	448
Agriculture Land	1,907	11	12	2,174	22	23
Other CRE	8,114	36	24	7,910	49	37
Total Commercial Real Estate	41,100	395	371	41,499	768	692
Commercial Working Capital	4,595	24	23	4,854	47	50
Commercial Other	11,504	68	69	11,804	140	140
Total Commercial	16,099	92	92	16,658	187	190
Consumer	-	-	-	-	-	-
Home Equity and Home Improvement	307	4	3	310	7	7
Total Impaired Loans	$64,957	$560	$528	$66,951	$1,096	$1,020

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$953	$955	$-
Residential Non Owner Occupied	5,358	5,366	-
Total Residential Real Estate	6,311	6,321	-
Construction	-	-	-
Multi-Family Residential Real Estate	442	442	-
CRE Owner Occupied	11,342	11,340	-
CRE Non Owner Occupied	14,144	14,207	-
Agriculture Land	589	588	-
Other CRE	6,600	6,600	-
Total Commercial Real Estate	32,675	32,735	-
Commercial Working Capital	2,298	2,298	-
Commercial Other	4,015	4,019	-
Total Commercial	6,313	6,317	-
Consumer	-	-	-
Home Equity and Home Improvement	36	36	-
Total loans with no allowance recorded	$45,777	$45,851	$-

With an allowance recorded:
Residential Owner Occupied	$1,053	$1,054	$267
Residential Non Owner Occupied	0	0	0
Total Residential Real Estate	1,053	1,054	267
Construction	-	-	-
Multi-Family Residential Real Estate	-	-	-
CRE Owner Occupied	834	834	375
CRE Non Owner Occupied	171	171	111
Agriculture Land	-	-	-
Other CRE	18	18	12
Total Commercial Real Estate	1,023	1,023	498
Commercial Working Capital	-	-	-
Commercial Other	-	-	-
Total Commercial	-	-	-
Consumer	-	-	-
Home Equity and Home Improvement	-	-	-
Total loans with an allowance recorded	$2,076	$2,077	$765

Impaired loans have been recognized in conformity with FASB ASC Topic 310.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$981	$984	$-
Residential Non Owner Occupied	1,871	1,877	-
Total Residential Real Estate	2,852	2,861	-
Construction	-	-	-
Multi-Family Residential Real Estate	1,138	1,137	-
CRE Owner Occupied	5,868	5,879	-
CRE Non Owner Occupied	8,408	8,421	-
Agriculture Land	1,072	1,073	-
Other CRE	5,607	5,605	-
Total Commercial Real Estate	20,955	20,978	-
Commercial Working Capital	1,391	1,393	-
Commercial Other	3,444	3,453	-
Total Commercial	4,835	4,846	-
Consumer	-	-	-
Home Equity and Home Improvement	39	40	-
Total loans with no allowance recorded	$29,819	$29,862	$-

With an allowance recorded:
Residential Owner Occupied	$1,020	$1,020	$373
Residential Non Owner Occupied	726	726	281
Total Residential Real Estate	1,746	1,746	654
Construction	-	-	-
Multi-Family Residential Real Estate	298	298	195
CRE Owner Occupied	2,284	2,284	589
CRE Non Owner Occupied	8,589	8,596	3,235
Agriculture Land	300	300	163
Other CRE	2,676	2,676	1,413
Total Commercial Real Estate	13,849	13,856	5,400
Commercial Working Capital	358	358	192
Commercial Other	1,879	1,881	777
Total Commercial	2,237	2,239	969
Consumer	-	-	-
Home Equity and Home Improvement	-	-	-
Total loans with an allowance recorded	$18,130	$18,139	$7,218

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans	$41,702	$39,328
Loans over 90 days past due and still accruing	-	-
Troubled debt restructuring, still accruing	3,581	3,380
Total non-performing loans	45,283	$42,708
Real estate and other assets held for sale	3,538	3,628
Total non-performing assets	$48,821	$46,336

The following table presents the aging of the recorded investment in past due and non accrual loans as of June 30, 2012 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$132,517	$1,667	$628	$1,043	$3,338	$1,413
Residential Non Owner Occupied	72,451	830	478	1,453	2,761	3,940

Total residential real estate	204,968	2,497	1,106	2,496	6,099	5,353

Construction	13,476	-	-	-	-	-
Multi-Family	120,992	-	-	37	37	754
CRE Owner Occupied	292,880	-	578	3,018	3,596	11,459
CRE Non Owner Occupied	247,262	696	614	3,573	4,883	9,127
Agriculture Land	70,508	262	159	83	504	938
Other Commercial Real Estate	31,653	559	60	4,759	5,378	6,711

Total Commercial Real Estate	642,303	1,517	1,411	11,433	14,361	28,235

Commercial Working Capital	159,697	217	-	1,087	1,304	2,448
Commercial Other	208,166	573	1,575	2,122	4,270	4,455

Total Commercial	367,863	790	1,575	3,209	5,574	6,903
Consumer	16,913	200	19	4	223	4
Home Equity / Home Improvement	111,494	773	204	446	1,423	446

Total Loans	$1,478,009	$5,777	$4,315	$17,625	$27,717	$41,695

The following table presents the aging of the recorded investment in past due and non accrual loans as of December 31, 2011 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$131,014	$1,573	$220	$1,996	$3,789	$2,490
Residential Non Owner Occupied	67,516	563	410	768	1,741	1,397
Total residential real estate	198,530	2,136	630	2,764	5,530	3,887

Construction	18,288	-	-	-	-	-
Multi-Family	125,050	1,022	-	443	1,465	443
CRE Owner Occupied	288,096	1,468	993	4,771	7,232	7,691
CRE Non Owner Occupied	243,016	921	1,990	3,384	6,295	10,398
Agriculture Land	70,490	-	-	456	456	1,275
Other Commercial Real Estate	30,056	98	-	5,951	6,049	8,342
Total Commercial Real Estate	631,658	2,487	2,983	14,562	20,032	27,706
Commercial Working Capital	137,310	-	223	242	465	1,410
Commercial Other	209,187	278	59	2,933	3,270	5,481
Total Commercial	346,497	278	282	3,175	3,735	6,891
Consumer	18,736	129	35	10	174	10
Home Equity / Home Improvement	119,400	2,602	267	394	3,263	394

Total Loans	$1,458,159	$8,654	$4,197	$21,348	$34,199	$39,331

Troubled Debt Restructurings

The Company has allocated $140,000 and $1.8 million, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. The Company had not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2012 and had committed to lend additional amounts totaling up to $64,000 as of December 31, 2011.

During the three and six month periods ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a permanent reduction of the recorded investment in the loan; or some other modification deeming the loan a troubled debt restructuring.

During the six month period ending June 30, 2012, modifications were made to four loans to reduce the stated interest rate of the loans. The reduction for one loan was for the remaining maturity of the loan, which is in 14 years; the reduction for one loan was for 16 months, after which it will convert to an adjustable rate loan over an index at a market spread; the reduction for one loan was for the remaining maturity of the loan, which is in 25 ½ years, priced at a market spread over the 1-year T-bill; and the reduction for one loan was for 2 years, after which it will convert to an adjustable rate loan over an index at a market spread. There were four additional loans which involved a partial write-down along with new terms and two additional other loans where interest was capitalized and the term was extended.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month period ending June 30, 2012 (Dollars In Thousands):

	Loans Modified as a TDR for the Three Months Ended June 30, 2012			Loans Modified as a TDR for the Six Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of Period End)	Increase/(Decrease) in the Allowance (as of Period End)	Number of Loans	Recorded Investment (as of Period End)	Increase/(Decrease) in the Allowance (as of Period End)

Residential Owner Occupied	3	$412	$34	5	$559	$(20)
Residential Non Owner Occupied	-	-	-	1	82	-
CRE Owner Occupied	-	-	-	2	922	-
CRE Non Owner Occupied	-	-	-	-	-	-
Agriculture Land	-	-	-	1	320	(7)
Other CRE	1	62	(2)	1	62	(2)
Commercial / Industrial	-	-	-	-	-	-
Home Equity / Improvement	-	-	-	-	-	-
Total	4	$474	$32	10	$1,945	$(29)

The troubled debt restructurings described above increased the allowance for loan losses by $32,000 for the quarter ended June 30, 2012, after $29,000 of charge-offs during the quarter ended June 30, 2012. During the six months ended June 30, 2012, the troubled debt restructurings described above decreased the allowance for loan losses by $29,000 after $742,000 of charge-offs.

There was one loan that defaulted during 2012 which had been modified within one year of the default date. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due. This was a commercial working capital loan with a recorded investment of $580,000 at June 30, 2012. There was no allowance for loan loss impact as a result of this default.

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$4,496	$53	$4,561	$-	$125,907	$135,017
Residential Non Owner Occupied	57,172	2,580	10,060	-	6,238	76,050
Total residential real estate	61,668	2,633	14,621	-	132,145	211,067

Construction	6,834	-	-	-	6,642	13,476

Multi Family	117,170	944	1,851	-	1,064	121,029

CRE Owner Occupied	263,890	10,338	19,515	-	2,732	296,475

CRE Non Owner Occupied	217,662	3,474	30,882	-	128	252,146

Agriculture Land	68,384	1,245	1,384	-	-	71,013

Other CRE	24,591	1,147	8,654	-	2,638	37,030
Total Commercial Real Estate	574,527	16,204	60,435	-	5,498	656,664

Commercial Working Capital	150,262	5,601	5,137	-	-	161,000

Commercial Other	193,895	7,988	10,554	-	-	212,437
Total Commercial	344,157	13,589	15,691	-	-	373,437

Consumer	-	-	111	-	17,025	17,136

Home Equity/Improvement	-	-	902	-	112,015	112,917

Total	$1,104,356	$33,370	$93,611	$-	$274,389	$1,505,726

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$5,496	$205	$4,383	$-	$124,720	$134,804
Residential Non Owner Occupied	48,653	2,965	8,408	-	9,231	69,257
Total residential real estate	54,149	3,170	12,791	-	133,951	204,061
Construction	13,417	-	127	-	4,744	18,288
Multi Family	117,699	3,519	4,186	-	1,111	126,515
CRE Owner Occupied	256,861	12,058	26,323	-	84	295,326
CRE Non Owner Occupied	210,113	5,390	33,656	-	152	249,311
Agriculture Land	66,484	1,723	2,740	-	-	70,947
Other CRE	21,616	2,687	10,661	-	1,141	36,105
Total Commercial Real Estate	555,074	21,858	73,380	-	1,377	651,689
Commercial Working Capital	125,149	6,125	6,501	-	-	137,775
Commercial Other	182,964	10,328	19,165	-	-	212,457
Total Commercial	308,113	16,453	25,666	-	-	350,232
Consumer	-	-	63	10	18,837	18,910
Home Equity/Improvement	-	-	1,734	-	120,928	122,662

Total	$1,048,452	$45,000	$117,947	$10	$280,948	$1,492,357

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Gain from sale of mortgage loans	$2,458	$1,100	$5,002	$1,826
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	832	832	1,675	1,677
Amortization of mortgage servicing rights	(855)	(342)	(1,717)	(796)
Mortgage servicing rights valuation adjustments	(177)	316	(256)	487
	(200)	806	(298)	1,368

Net revenue from sale and servicing of mortgage loans	$2,258	$1,906	$4,704	$3,194

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.3 billion for June 30, 2012 and December 31, 2011.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,106	$10,510	$10,219	$10,602
Loans sold, servicing retained	808	309	1,558	671
Amortization	(855)	(342)	(1,718)	(796)
Carrying value before valuation allowance at end of period	10,059	10,477	10,059	10,477

Valuation allowance:
Balance at beginning of period	(1,608)	(954)	(1,529)	(1,125)
Impairment recovery (charges)	(177)	316	(256)	487
Balance at end of period	(1,785)	(638)	(1,785)	(638)
Net carrying value of MSRs at end of period	$8,274	$9,839	$8,274	$9,839
Fair value of MSRs at end of period	$8,274	$9,839	$8,274	$9,839

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

10.	Deposits

A summary of deposit balances is as follows (in thousands):

	June 30, 2012	December 31, 2011
Non-interest-bearing checking accounts	$261,211	$245,927
Interest-bearing checking and money market accounts	628,760	609,057
Savings accounts	165,699	155,101
Retail certificates of deposit less than $100,000	407,134	387,607
Retail certificates of deposit greater than $100,000	143,903	187,913
Brokered or national certificates of deposit	6,904	10,636
Total	$1,613,611	$1,596,241

11.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
FHLB Advances:
Overnight borrowings	$-	$-
Single maturity fixed rate advances	20,000	20,000
Putable advances	44,000	44,000
Strike-rate advances	17,000	17,000
Amortizable mortgage advances	819	841
Total	$81,819	$81,841

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $14.0 million of the putable advances with a weighted average rate of 2.69% are not yet callable by the FHLB. The call dates for these advances range from July 16, 2012 to September 12, 2012 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $30.0 million of putable advances with a weighted average rate of 4.76%. The maturity dates of these advances range from October 28, 2013 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at June 30, 2012 was 0.46%. The weighted average rate of the strike-rate advances is 3.61% and the maturity dates range from October 15, 2012 to February 25, 2013.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.50% points, repricing quarterly, thereafter. The rate switched to the floating interest rate on June 15, 2012 and as of June 30, 2012 the rate was 1.97%.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.84% and 1.73% on June 30, 2012 and December 31, 2011 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$64,023	$30,693	$38,399	$47,037
Unused lines of credit	26,075	223,362	24,943	184,446
Standby letters of credit	0	20,740	4,600	21,507
Total	$90,098	$274,795	$67,942	$252,990

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $60.7 million and $34.5 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at June 30, 2012 and December 31, 2011, respectively.

13.	Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2009. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

14.	Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $48.5 million and $21.7 million of interest rate lock commitments at June 30, 2012 and December 31, 2011, respectively. There were $60.7 million and $34.4 million of forward commitments for the future delivery of residential mortgage loans at June 30, 2012 and December 31, 2011, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	June 30, 2012			December 31, 2011
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$1,431	$(434)	$997	$865	$(258)	$607

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$117	$210	$390	$48

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

15. Acquisition

On July 1, 2011, First Defiance acquired Payak-Dubbs Insurance Agency, Inc. (“PDI”), headquartered in Maumee and Oregon, Ohio for a cash purchase price $4.8 million and future consideration to be paid in cash in 2012 and 2013. As of December 31, 2011, management reported goodwill of approximately $4.0 million and identifiable intangible assets of $1.5 million consisting of customer relationship intangible of $947,000 and a non-compete intangible of $518,000. The customer relationship and non-compete intangibles were $775,000 and $414,000, respectively, at June 30, 2012. A contingent payable of $626,000 was also recorded in the transaction and is still outstanding at June 30, 2012. The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

16. TARP Repurchase

In June 2012, the U.S. Treasury sold its preferred stock of the Company through a public offering structured as a modified Dutch auction. The Company bid on its preferred stock in the auction after receiving approval from its regulators. The clearing price per share for the preferred shares was $962.66 (compared to a par value of $1,000.00 per share) and the Company was successful in repurchasing 16,560 of the 37,000 preferred shares outstanding through the auction process. Included in the second quarter of 2012 operating results is $181,000 of costs incurred by the Company related to the offering. These costs are not tax-deductible. The Company had also successfully acquired an additional 19,440 preferred shares in the secondary market prior to the end of the quarter. The clearing prices per share for the preferred shares purchased in the secondary market were as follows: 1,100 shares at $997.50, 1,500 shares at $1,000.00 and 16,840 shares at $998.75. The Company set up a payable for 16,840 of the 19,440 shares for $16,929,000 at the end of the quarter as these shares did not settle until July 2, 2012. The net balance sheet impact was a reduction to stockholders’ equity of $35.4 million which is comprised of a decrease in preferred stock of $36.0 million and a $642,000 increase to retained earnings related to the discount on the shares repurchased.

On July 18, 2012, the Company purchased the remaining 1,000 preferred shares at par value to complete the entire repurchase of the 37,000 preferred shares. All of these shares will be retired.

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

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of First Federal’s success. First Federal provides primarily commercial real estate and commercial business loans with an emphasis on owner occupied commercial real estate and commercial business lending with a focus on the deposit balances that accompany these relationships. First Federal’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. First Federal’s focus is also on securing multiple guarantors in addition to collateral where possible. These customers require First Federal to have a high degree of knowledge and understanding of their business in order to provide them with solutions to their financial needs. First Federal’s “Customer First” philosophy and culture complement the needs of its clients. First Federal believes this personal service model differentiates First Federal from its competitors, particularly the larger regional institutions. First Federal offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. First Federal also believes that the small business customer is a strong market for First Federal. First Federal participates in many of the Small Business Administration lending programs. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas, including FDIC-assisted transactions. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired institutions in the past with the most recent financial institution acquisition being completed in 2008. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well and has been competing in for a long period of time. First Defiance completed its acquisition of PDI, on July 1, 2011, which was merged into First Insurance with offices located in Maumee and Oregon, Ohio.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $600,000 at June 30, 2012. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $278.8 million at June 30, 2012. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($24.8 million), certain municipal obligations ($84.0 million), CMOs and REMICs ($70.9 million), corporate bonds ($8.6 million), mortgage backed securities ($87.2 million), U.S. treasury bonds ($2.0 million) and trust preferred and preferred stock ($1.4 million).

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

The Senior Preferred Shares qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Senior Preferred Shares were not subject to any contractual restrictions on transfer, except that the U.S. Treasury or any its transferees could affect any transfer that, as a result of such transfer, would require the Company to become subject to the periodic reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, its common shares was subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share of $0.26 declared on the common stock prior to October 14, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also was restricted. These restrictions terminated on the third anniversary of the date of issuance of the Senior Preferred Shares except that, after the third anniversary of the date of issuance of the Senior Preferred Shares, the Company could not increase its common dividends per share without obtaining consent of the U.S. Treasury.

The Purchase Agreement also subjected the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). As a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the CPP and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Senior Preferred Shares of the Company; and (ii) entered into a letter agreement with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the U.S. Treasury owns the Senior Preferred Shares, as necessary to comply with Section 111(b) of the EESA.

In June 2012, the U.S. Treasury sold its preferred stock of the Company through a public offering structured as a modified Dutch auction. The Company bid on its preferred stock in the auction after receiving approval from its regulators. The clearing price per share for the preferred shares was $962.66 (compared to a par value of $1,000.00 per share) and the Company was successful in repurchasing 16,560 of the 37,000 preferred shares outstanding through the auction process. Included in the second quarter of 2012 operating results is $181,000 of costs incurred by the Company related to the offering. These costs are not tax-deductible. The Company had also successfully acquired an additional 19,440 preferred shares in the secondary market prior to the end of the quarter. The clearing prices per share for the preferred shares purchased in the secondary market were as follows: 1,100 shares at $997.50, 1,500 shares at $1,000.00 and 16,840 shares at $998.75. The Company set up a payable for 16,840 of the 19,440 shares for $16,929,000 at the end of the quarter as these shares did not settle until July 2, 2012. The net balance sheet impact was a reduction to stockholders’ equity of $35.4 million which is comprised of a decrease in preferred stock of $36.0 million and a $642,000 increase to retained earnings related to the discount on the shares repurchased.

On July 18, 2012, the Company purchased the remaining 1,000 preferred shares at par value to complete the entire repurchase of the 37,000 preferred shares. All of the shares will be retired.

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

Changes in Financial Condition

At June 30, 2012, First Defiance's total assets, deposits and stockholders' equity amounted to $2.07 billion, $1.61 billion and $249.9 million, respectively, compared to $2.07 billion, $1.60 billion and $278.1 million, respectively, at December 31, 2011.

Net loans receivable (excluding loans held for sale) increased $20.4 million to $1.47 billion. The variances in loans receivable between June 30, 2012 and December 31, 2011 include increases in commercial loans (up $23.2 million) and one to four family residential real estate loans (up $6.9 million) mostly offset by decreases in home equity and improvement loans (down $9.7 million), consumer loans (down $0.6 million), commercial real estate loans (down $1.5 million) and construction loans (down $8.6 million).

The investment securities portfolio increased $45.8 million to $279.4 million at June 30, 2012 from $233.6 million at December 31, 2011. The increase is the result of $82.8 million of securities being purchased during the first six months of 2012, offset by $13.1 million of securities maturing or being called in the period, principal pay downs of $18.7 million in CMOs and mortgage-backed securities, and $6.0 million of securities being sold. There was an unrealized gain in the investment portfolio of $8.3 million at June 30, 2012 compared to an unrealized gain of $7.2 million at December 31, 2011.

Deposits increased from $1.60 billion at December 31, 2011 to $1.61 billion as of June 30, 2012. Of the $17.4 million increase, interest-bearing demand deposits and money market accounts increased $19.7 million to $628.8 million, savings accounts increased $10.6 million to $165.7 million and non-interest-bearing demand deposits increased $15.3 million to $261.2 million. These increases were somewhat offset by a decline in retail time deposits of $24.5 million to $551.0 million and broker/national certificates of deposit decreasing by $3.7 million to $6.9 million.

Stockholders’ equity decreased from $278.1 million at December 31, 2011 to $249.9 million at June 30, 2012. The increases in stockholders’ equity were the result of recording net income of $8.1 million partially offset by $977,000 of common stock dividends being paid and $897,000 of accrued dividends on preferred stock. Also, $35.4 million was paid to redeem the outstanding preferred shares as described above in the Participation in the U.S. Treasury Capital Purchase Program section.

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

	Three Months Ended June 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,462,312	$18,223	5.01%	$1,431,792	$19,874	5.57%
Securities	273,017	2,384	3.62	195,790	2,099	4.36
Interest bearing deposits	147,730	114	0.31	210,050	140	0.27
FHLB stock	20,655	214	4.17	21,004	224	4.28
Total interest-earning assets	1,903,714	20,935	4.44	1,858,636	22,337	4.83
Non-interest-earning assets	198,961			206,464
Total assets	$2,102,675			$2,065,100

Interest-bearing liabilities:
Deposits	$1,368,144	$2,116	0.62%	$1,363,700	$3,263	0.96%
FHLB advances	81,823	750	3.69	96,934	768	3.18
Notes payable	52,921	97	0.74	56,796	140	0.99
Subordinated debentures	36,198	310	3.44	36,230	286	3.17
Total interest-bearing liabilities	1,539,086	3,273	0.86	1,553,660	4,457	1.15
Non-interest bearing deposits	260,950	-		228,086	-
Total including non-interest bearing demand deposits	1,800,036	3,273	0.73	1,781,746	4,457	1.00
Other non-interest-bearing liabilities	21,608			16,810
Total liabilities	1,821,644			1,798,556
Stockholders' equity	281,031			266,544
Total liabilities and stockholders' equity	$2,102,675			$2,065,100
Net interest income; interest rate spread		$17,662	3.58%		$17,880	3.68%
Net interest margin (3)			3.75%			3.86%
Average interest-earning assets to average interest-bearing liabilities			124%			120%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,459,559	$36,902	5.08%	$1,444,764	$40,131	5.62%
Securities	255,279	4,529	3.68	183,439	4,007	4.46
Interest bearing deposits	156,697	206	0.26	194,564	241	0.25
FHLB stock	20,655	443	4.31	21,008	459	4.42
Total interest-earning assets	1,892,190	42,080	4.47	1,843,775	44,838	4.92
Non-interest-earning assets	199,399			210,969
Total assets	$2,091,589			$2,054,744

Interest-bearing liabilities:
Deposits	$1,366,583	$4,485	0.66%	$1,366,853	$6,857	1.01%
FHLB advances	81,828	1,501	3.69	102,342	1,674	3.31
Notes payable	53,162	201	0.76	55,438	270	0.98
Subordinated debentures	36,198	641	3.56	36,230	612	3.42
Total interest-bearing liabilities	1,537,771	6,828	0.89	1,560,863	9,413	1.22
Non-interest bearing deposits	253,102	-		224,348	-
Total including non-interest bearing demand deposits	1,790,873	6,828	0.77	1,785,211	9,413	1.07
Other non-interest-bearing liabilities	20,276			15,498
Total liabilities	1,811,149			1,800,709
Stockholders' equity	280,440			254,035
Total liabilities and stock- holders' equity	$2,091,589			$2,054,744
Net interest income; interest rate spread		$35,252	3.58%		$35,425	3.70%
Net interest margin (3)			3.76%			3.89%
Average interest-earning assets to average interest-bearing liabilities			123%			118%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended June 30, 2012 and 2011

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2012 was $3.9 million compared to net income of $4.8 million for the comparable period in 2011. Net income applicable to common shares was $3.2 million for the second quarter of 2012 compared to $4.2 million for the comparable period in 2011. On a per share basis, basic and diluted earnings per common share for the three months ended June 30, 2012 were $0.33 and $0.32, respectively, compared to basic and diluted earnings per common share of $0.44 and $0.43, respectively, for the quarter ended June 30, 2011.

Net Interest Income.

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

As demand for new lending opportunities remained soft in 2011 and into 2012, the Company accelerated its strategy to increase investment security purchases by selectively deploying lower yielding overnight deposits into investment securities on the short to intermediate end of the yield curve. This will continue throughout 2012 as management deems it appropriate within its liquidity strategy and until management sees evidence of sustainable net loan growth.

Net interest income was $17.2 million for the quarter ended June 30, 2012, a decrease from $17.5 million for the same period in 2011. The tax-equivalent net interest margin was 3.75% for the quarter ended June 30, 2012 compared to 3.86% for the same period in 2011. The decrease in margin between the 2011 and 2012 second quarters is mainly due to a declining of the interest rate spread, which decreased to 3.58% in the second quarter of 2012 from 3.68% for the same period in 2011. The decrease in spread occurred due to interest-earning asset yields decreasing by 39 basis points (to 4.44% in the second quarter of 2012 from 4.83% for the same period in 2011) which was partially offset by the cost of interest-bearing liabilities between the two periods decreasing 29 basis points (to 0.86% in the second quarter of 2012 from 1.15% in the same period in 2011). Also, operating at a high level of liquidity along with lower loan yields has impacted the net interest margin negatively in the second quarter of 2012.

Total interest income decreased by $1.5 million or 6.6% to $20.5 million for the quarter ended June 30, 2012 from $22.0 million for the same period in 2011. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 56 basis points to 5.01% at June 30, 2012. Interest income from loans decreased to $18.2 million for the quarter ended June 30, 2012 compared to $19.8 million for the same period in 2011, which represents a decline of 8.3%.

Interest expense decreased by $1.2 million in the second quarter of 2012 compared to the same period in 2011, to $3.3 million from $4.5 million. This decrease was due to a 29 basis point decline in the average cost of interest-bearing liabilities in the second quarter of 2012. Interest expense related to interest-bearing deposits was $2.1 million in the second quarter of 2012 compared to $3.3 million for the same period in 2011. Interest expense recognized by the Company related to subordinated debentures was $310,000 in the second quarter of 2012 compared to $286,000 for the same period in 2011. Expenses on FHLB advances and securities sold under repurchase agreements were $750,000 and $97,000 respectively in the second quarter of 2012 compared to $768,000 and $140,000 respectively for the same period in 2011.

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

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling eight quarters ending June 30, 2012.

The stratification of the loan portfolio resulted in a quantitative general allowance of $18.2 million at June 30, 2012 compared to $19.5 million at December 31, 2011.

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

The qualitative analysis at June 30, 2012 indicated a general reserve of $7.4 million compared with $6.5 million at December 31, 2011. Thirteen of the fourteen counties in the Company’s footprint were below the national unemployment average of 7.9% as of June 30, 2012. The unemployment rates in May 2012 range from a low of 5.4% to a high of 8.6% compared to the unemployment rates in December 2011 ranging from a low of 7.4% to a high of 13.3%. May was the last month available for unemployment rates when preparing this report.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the second quarter of 2012 was $4.1 million, compared to $2.4 million for the same period in 2011. The allowance for loan losses was $26.4 million and $33.3 million and represented 1.76% and 2.24% of loans, net of undisbursed loan funds and deferred fees and costs, as of June 30, 2012 and December 31, 2011, respectively. The provision of $4.1 million was offset by charge offs of $4.1 million against specific reserves and $2.7 million against general reserves and recoveries of $265,000 resulting in a decrease to the overall allowance for loan loss at June 30, 2012. The decline in the allowance for loan loss is supported by the overall improvement in asset quality evidenced by the decline in loan delinquencies and classified loans. Total charge-offs were elevated in the second quarter of 2012. These charge-offs were not due to any new credits, but from previously identified credits for which $2.7 million of specific reserves were previously established and further updated collateral valuation information was received during the period resulting in the classification of the loans as collateral dependent and the additional charge-offs. In management’s opinion, the overall allowance for loan losses of $26.4 million as of June 30, 2012 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the second quarter of 2012, First Defiance recorded OREO write-downs that totaled $126,000 compared to write-downs of $259,000 for the same period in 2011. These write-downs are primarily due to decreasing the liquidation values in order to spur interest in our market areas to sell these properties. These amounts are included in other non-interest expense. Management believes that the values recorded at June 30, 2012 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $95.1 million at June 30, 2012, compared to $122.5 million at December 31, 2011. First Federal also has classified $0 of loans doubtful at June 30, 2012, compared to $10,000 at December 31, 2011.

First Federal’s ratio of allowance for loan losses to non-performing loans was 58.3% at June 30, 2012 compared with 77.9% at December 31, 2011. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at June 30, 2012 are appropriate. The Company did experience a decrease in non-accrual loans in the second quarter of 2012. Of the total non-accrual loans, $23.9 million or 57.4%, are 90 days or less past due and paying in accordance with the terms of the note.

At June 30, 2012, First Defiance had total non-performing assets of $48.8 million, compared to $46.3 million at December 31, 2011. Non-performing assets include loans that are 90 days past due, troubled debt restructured loans and real estate owned and other assets held for sale. Non-performing assets at June 30, 2012 and December 31, 2011 by category were as follows:

Table 1 – Non-Performing Asset

	June 30,	December 31,
	2012	2011
	(In thousands)
Non-performing loans:
Single-family residential	$5,352	$3,890
Construction	-	-
Non-residential and multi-family residential real estate	29,000	28,150
Commercial	6,900	6,884
Consumer finance	4	10
Home equity and improvement	446	394
Troubled debt restructured loans, accruing	3,581	3,380
Total non-performing loans	45,283	42,708
Real estate owned and repossessed assets	3,538	3,628
Total non-performing assets	$48,821	$46,336

Allowance for loan losses as a percentage of total loans*	1.76%	2.24%
Allowance for loan losses as a percentage of non-performing assets	54.09%	71.77%
Allowance for loan losses as a percentage of non-performing loans	58.32%	77.86%
Total non-performing assets as a percentage of total assets	2.36%	2.24%
Total non-performing loans as a percentage of total loans*	3.02%	2.87%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The largest category in non-performing loans is commercial real estate loans. The balance of this type of non-performing loan was $850,000 higher at June 30, 2012 compared to December 31, 2011.

Non-performing loans in the commercial real estate category represented 3.74% of the total loans in those categories at June 30, 2012 compared to 3.63% for the same category at December 31, 2011. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the second quarter of 2012 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the six months ended and as of June 30, 2012, commercial real estate, which represented 51.33% of total loans, accounted for 67.85% of net charge-offs and 69.54% of nonaccrual loans, and commercial loans, which represented 24.64% of total loans, accounted for 20.75% of net charge-offs and 16.55% of nonaccrual loans. For the six months ended and as of June 30, 2011, commercial real estate, which represented 50.46% of total loans, accounted for 52.97% of net charge-offs and 56.20% of nonaccrual loans, and commercial loans, which represented 23.10% of total loans, accounted for 3.11% of net charge-offs and 29.85% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Six Months Ended June 30, 2012		As of June 30, 2012
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$1,198	8.29%	$5,352	12.83%
Construction	-	0.00%	-	0.00%
Commercial real estate	9,801	67.85%	29,000	69.54%
Commercial	2,997	20.75%	6,900	16.55%
Consumer	23	0.16%	4	0.01%
Home equity and improvement	426	2.95%	446	1.07%
Total	$14,445	100.00%	$41,702	100.00%

	For the Six Months Ended June 30, 2011		As of June 30, 2011
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$880	32.92%	$4,368	12.65%
Construction	-	0.00%	60	0.17%
Commercial real estate	1,416	52.97%	19,404	56.20%
Commercial	83	3.11%	10,307	29.85%
Consumer	5	0.19%	18	0.05%
Home equity and improvement	289	10.81%	371	1.08%
Total	$2,673	100.00%	$34,528	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	2nd 2012	1st 2012	4th 2011	3rd 2011	2nd 2011
	(Dollars in Thousands)

Allowance at beginning of period	$28,833	$33,254	$38,110	$40,530	$40,798
Provision for credit losses	4,097	3,503	4,099	3,097	2,405
Charge-offs:
Residential	584	738	666	647	893
Commercial real estate	5,448	4,496	6,737	2,622	1,517
Commercial	486	2,666	1,423	2,533	107
Consumer finance	14	41	28	36	20
Home equity and improvement	254	211	251	290	310
Total charge-offs	6,786	8,152	9,105	6,128	2,847
Recoveries	265	228	150	611	174
Net charge-offs	6,521	7,924	8,955	5,517	2,673
Ending allowance	$26,409	$28,833	$33,254	$38,110	$40,530

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
Residential	$3,104	13.94%	$3,373	13.58%	$4,095	13.55%	$4.023	12.86%	$5.930	14.62%
Construction	48	1.52%	73	2.44%	4 63	2.10%	69	2.39%	47	1.64%
Commercial real estate	16,562	51.33%	19,031	53.10%	20,490	51.70%	24,523	51.96%	24,397	50.46%
Commercial	5,087	24.64%	4,693	21.97%	6 6,576	23.25%	7,804	22.99%	8,290	23.10%
Consumer	140	1.13%	178	1.19%	174	1.26%	219	1.34%	227	1.40%
Home equity and improvement	1,468	7.44%	1,485	7.72%	1,856	8.14%	1,472	8.47%	1,639	8.78%
	$26,409	100.00%	$28,833	100.00%	$33,254	100.00%	$38,110	100.00%	$40,530	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011
Allowance for loan losses / loans*	1.76%	1.96%	2.24%	2.61%	2.80%
Allowance for loan losses to net charge-offs	404.98%	363.87%	371.35%	690.77%	1,526.27%
Allowance for loan losses / non-performing assets	54.09%	54.84%	71.77%	66.82%	84.16%
Allowance for loan losses / non-performing loans	58.32%	58.64%	77.86%	74.39%	99.41%
Non-performing assets / loans plus REO*	3.25%	3.56%	3.11%	3.89%	3.31%
Non-performing assets / total assets	2.36%	2.45%	2.24%	2.77%	2.35%
Net charge-offs / average loans (annualized)	1.78%	2.18%	2.49%	1.55%	0.75%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $1.2 million in the second quarter of 2012 to $8.0 million from $6.8 million for the same period in 2011.

Service Fees. Service fees and other charges decreased by $60,000 or 2.2% in the 2012 second quarter compared to the same period in 2011.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending June 30, 2012 and 2011 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $1.1 million and $1.5 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $16,000 at June 30, 2012, $67,000 at December 31, 2011 and $123,000 at June 30, 2011.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $352,000 to $2.3 million for the second quarter of 2012 compared to $1.9 million for the same period of 2011. This increase was primarily due to higher loan origination volume for the quarter, the result of higher refinancing activity due to lower interest rates on conforming saleable mortgage-based products in the second quarter of 2012 compared to the same period in 2011. Gains realized from the sale of mortgage loans increased in the second quarter of 2012 to $2.5 million from $1.1 million in the same period of 2011. The amortization of mortgage servicing rights expense increased $513,000 to $855,000 in the second quarter of 2012 compared to $342,000 in the same period in 2011. The Company recorded a negative valuation adjustment of $177,000 on mortgage servicing rights in the second quarter of 2012 compared to a positive valuation adjustment of $316,000 for the same period of 2011. The negative valuation adjustment in the second quarter of 2012 was driven by a decline in the fair values of certain sectors of the Company’s portfolio of mortgage servicing rights.

Insurance and Investment Sales Commissions. Income from the sale of insurance and investment products increased $743,000 in the second quarter of 2012 to $2.2 million from $1.4 million for the same period of 2011. In July 2011, First Insurance acquired a full insurance agency. This acquired agency added approximately $693,000 in revenue in the second quarter of 2012.

Impairment of Securities. First Defiance did not have any other-than-temporary impairment (“OTTI”) charges in the second quarter of 2012 and for the same period in 2011 reflecting a more stable environment relating to its Trust Preferred Collateralized Debt Obligation (“CDO”) investments. In June 2012, the Company was notified that its Preferred Term Security VI was redeemed through an auction process. The security was redeemed at full price with proceeds being received in July 2012. This security had previously identified OTTI of $80,000. The previous OTTI amount was recorded as a yield adjustment in interest income as of June 30, 2012.

Other non-interest income. Other non-interest income decreased $76,000 in the second quarter of 2012 from $130,000 for the same period in 2011. This decrease in mainly attributable to the decrease in the value of the assets of the deferred compensation plan of $91,000 in the second quarter of 2012 compared to $13,000 for the same period in 2011.

Non-Interest Expense.

Non-interest expense increased to $15.5 million for the second quarter of 2012 compared to $15.1 million for the same period in 2011.

Compensation and Benefits. Compensation and benefits increased to $8.0 million for the quarter ended June 30, 2012 from $7.5 million for the same period in 2011. The increase is mainly attributable to the July 2011 insurance acquisition that added approximately $389,000 in compensation and benefits expense in the second quarter of 2012.

Other Non-Interest Expenses. Other non-interest expenses decreased by $169,000 to $3.0 million for the quarter ended June 30, 2012 from $3.2 million for the same period in 2011. The main driver behind the decrease between the 2012 and 2011 second quarters is a reduction in credit related costs. Credit, collection and real estate owned costs were $524,000 in the second quarter of 2012 compared to $894,000 for the same period in 2011. This was slightly offset by an increase in secondary market buy-back losses of $11,000 in the second quarter of 2011.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the second quarter of 2012 was 61.45% compared to 61.03% for the same period in 2011.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 30.1% for the quarter ended June 30, 2012 compared to 30.8% for the same period in 2011. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Six Months Ended June 30, 2012 and 2011

On a consolidated basis, First Defiance’s net income for the six months ended June 30, 2012 of $8.1 million compared to income of $7.4 million for the comparable period in 2011. Net income applicable to common shares was $6.8 million for the six months ended June 30, 2012 compared to $6.4 million for the comparable period in 2011. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2011 were $0.70 and $0.68, respectively, compared to basic and diluted earnings per common share of $0.71 and $0.70, respectively, for the comparable period in 2011.

Net Interest Income.

Net interest income was $34.4 million for the six months ended June 30, 2012 compared to $34.7 million for the same period in 2011. For the six month period ended June 30, 2012, total interest income was $41.3 million, a $2.9 million decrease from the same period in 2011. Despite average earning assets increasing $48.4 million in the first six months of 2012, the average yield declined 45 basis points as a result of a lower rate environment.

Interest expense decreased by $2.6 million to $6.8 million for the six months ended June 30, 2012 compared to $9.4 million for the same period in 2011. The decline in the average cost of interest-bearing liabilities for the six months ending June 30, 2012, to 0.89%, a 33 basis point decrease from the 1.22% average cost in the first half of 2011 is the result of the continued low rate environment which has given management opportunities to re-price on the liability side.

Provision for Loan Losses.

The provision for loan losses was $7.6 million for the six months ended June 30, 2012, compared to $5.2 million during the six months ended June 30, 2011. The year over year increase was primarily the result of conforming to regulatory guidance in the treatment of loans deemed to now be collateral dependent. Lower appraisals continue to result in additional charges against loans previously identified but no longer show verifiable cash flow. Some of these loans continue to remain current but are now considered collateral dependent requiring a write-down for their collateral short-fall. Charge-offs for the first half of 2012 were $14.9 million and recoveries of previously charged off loans totaled $493,000 for net charge-offs of $14.4 million. By comparison, $6.2 million of charge-offs were recorded in the same period of 2011 and $427,000 of recoveries were realized for net charge-offs of $5.8 million.

Non-Interest Income.

Total non-interest income increased to $16.4 million for the six months ended June 30, 2012 from $12.8 million recognized in the same period of 2011.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 47.3% to $4.7 million for the six months ended June 30, 2012 from $3.2 million for the same period of 2011. Gains realized from the sale of mortgage loans increased $3.2 million to $5.0 million for the first half of 2012 from $1.8 million during the same period of 2011. Mortgage loan servicing revenue remained flat at $1.7 million in the first half of 2012 compared to the same period of 2011. The increase in gains were partially offset by an expense increase of $922,000 for the amortization of mortgage servicing rights in the first half of 2012 when compared to 2011. The Company recorded a negative valuation adjustment of $255,000 in the first half of 2012 compared to a positive adjustment of $487,000 in the first half of 2011.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $1.6 million, to $4.7 million for the six months ended June 30, 2012, from $3.1 million during the same period of 2011. This is the result of receiving more contingent commission income in the first half of 2012 compared to the first half of 2011. In 2012, $508,000 was received compared to $329,000 in 2011. The insurance agency acquired from PDI added approximately $1.3 million in revenue in the first six months of 2012.

Loss on Securities. First Defiance did not have any OTTI charges in the first six months of 2012 reflecting a more stable environment relating to its CDO investments. In the first six months of 2011, First Defiance recognized OTTI charges of $2,200 for one impaired investment security, where in management’s opinion, the value of the investment will not be fully recovered. The OTTI charge related to one CDO investment with a remaining book value of $902,000.

Non-Interest Expense.

Non-interest expense increased to $31.8 million for the first six months of 2012 compared to $31.7 million for the same period in 2011.

Compensation and Benefits. Compensation and benefits increased to $16.5 million for the six months ended June 30, 2012 from $15.3 million for the same period in 2011. The increase is mainly attributable to the July 2011 insurance acquisition that added approximately $796,000 in compensation and benefits expense in the first six months of 2012. Also, the Company experienced an increase in commission expense as a result of the increased insurance activity.

FDIC Insurance Premiums. FDIC expense decreased to $1.3 million in the first six months of 2012, from $1.6 million in the same period of 2011. This decrease was the result of the change in the rate assessment calculation in September 2011 affected by the Dodd-Frank legislation.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) decreased by $670,000 to $10.4 million for the first six months of 2012 from $11.1 million for the same period in 2011. Year-over-year decreases between 2012 and 2011 include a reduction in secondary market buy-back losses of $218,000 as a result of underwriting issues identified in the first six months of 2011 after the loans had been sold and a $649,000 reduction in other credit related costs which includes credit, collection and other real estate owned expenses.

The efficiency ratio for the first half of 2012 was 62.04% compared to 65.85% for the same period of 2011.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $22.8 million of cash provided by operating activities during the first six months of 2012. The Company's cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At June 30, 2012, First Federal had $94.7 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $270.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $60.7 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

Liquidity risk arises from the possibility that the Company may not be able to meet its financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, the Company’s Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements. This policy designates First Federal’s Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO reviews liquidity on a monthly basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Company’s Chief Financial Officer and Controller.

The ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of June 30, 2012 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the six months ended June 30, 2012 and the year-ended December 31, 2011.

June 30, 2012
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+400 bp	435,611	61,637	16.48%
+ 300 bp	425,753	51,779	13.85%
+ 200 bp	412,872	38,898	10.40%
+ 100 bp	396,920	22,946	6.14%
0 bp	373,974	–	–

December 31, 2011
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+400 bp	471,564	64,772	15.92%
+ 300 bp	460,756	53,964	13.27%
+ 200 bp	447,035	40,243	9.89%
+ 100 bp	430,361	23,570	5.79%
0 bp	406,792	–	–

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

In June 2012, the U.S. Treasury sold its preferred stock of the Company through a public offering structured as a modified Dutch auction. The Company bid on its preferred stock in the auction after receiving approval from its regulators. The clearing price per share for the preferred shares was $962.66 (compared to a par value of $1,000.00 per share) and the Company was successful in repurchasing 16,560 of the 37,000 preferred shares outstanding through the auction process. Included in the second quarter of 2012 operating results is $181,000 of costs incurred by the Company related to the offering. These costs are not tax-deductible. The Company had also successfully acquired an additional 19,440 preferred shares in the secondary market prior to the end of the second quarter. The net balance sheet impact was a reduction to stockholders’ equity of $35.4 million which is comprised of a decrease in preferred stock of $36.0 million and a $642,000 increase to retained earnings related to the discount on the shares repurchased. In July, the Company acquired the remaining 1,000 preferred shares to complete the entire repurchase of the 37,000 preferred shares.

Capital Adequacy

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of the Comptroller of the Currency. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2012 (in thousands).

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$217,430	10.90%	$79,759	4.0%	$99,699	6.0%
First Federal Bank	$205,515	10.32%	$79,632	4.0%	$99,540	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$238,385	14.27%	$133,677	8.0%	$167,097	10.0%
First Federal Bank	$226,444	13.57%	$133,510	8.0%	$166,888	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.99 billion and $1.99 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.67 billion and $1.67 billion for consolidated and the bank, respectively.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2012.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, using June 30, 2012 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

First Defiance did not have any common stock repurchases during the first quarter of 2012, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003. Prior to the U.S. Treasury sale of its preferred stock of the Company, our participation in the CPP prohibited the Company from repurchasing any of its common shares without the prior approval of the U.S. Treasury. As of June 19, 2012, this prohibition no longer applies.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Code of Regulations (1)

Exhibit 3.3	Bylaws (1)

Exhibit 3.4	Amendment to Articles of Incorporation (2)

Exhibit 10.1	Underwriting Agreement (3)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(3)	Incorporated herein by reference to exhibit 1.1 in Form 8-K filed June 15, 2012 (Film No. 12910514)

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: August 9, 2012	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: August 9, 2012	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

