Form 10-Q
period 2012-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2012-11-09
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________to__________

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,729,267 shares outstanding at November 2, 2012.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(Amounts in Thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$32,406	$31,931
Federal funds sold	60,000	143,000
	92,406	174,931
Securities:
Available-for-sale, carried at fair value	269,098	232,919
Held-to-maturity, carried at amortized cost (fair value $595 and $672 at September 30, 2012 and December 31, 2011, respectively)	585	661
	269,683	233,580
Loans held for sale	12,201	13,841
Loans receivable, net of allowance of $26,310 at September 30, 2012 and $33,254 at December 31, 2011, respectively	1,485,822	1,453,822
Accrued interest receivable	6,819	6,142
Federal Home Loan Bank stock	20,655	20,655
Bank owned life insurance	41,591	35,908
Premises and equipment	40,324	40,045
Real estate and other assets held for sale	2,843	3,628
Goodwill	61,525	61,525
Core deposit and other intangibles	5,083	6,151
Mortgage servicing rights	7,752	8,690
Deferred taxes	-	629
Other assets	8,968	8,643
Total assets	$2,055,672	$2,068,190

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(Amounts in Thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,609,350	$1,596,241
Advances from the Federal Home Loan Bank	81,807	81,841
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	51,991	60,386
Advance payments by borrowers	971	1,402
Deferred taxes	1,479	-
Other liabilities	18,855	14,110
Total liabilities	1,800,536	1,790,063

Stockholders’ equity:

Preferred stock, $.01 par value per share: 37,000 shares authorized; 0 and 37,000 issued with a liquidation preference of $0 and $37,231, respectively, net of discount	-	36,641
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 9,729,267 and 9,726,243 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	136,138	135,825
Accumulated other comprehensive income, net of tax of $3,156 and $2,153, respectively	5,863	3,997
Retained earnings	159,433	148,010
Treasury stock, at cost, 3,010,229 and 3,013,253 shares respectively	(47,303)	(47,351)
Total stockholders’ equity	255,136	278,127
Total liabilities and stockholders’ equity	$2,055,672	$2,068,190

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Income
Loans	$18,000	$19,488	$54,847	$59,553
Investment securities:
Taxable	1,093	1,207	3,473	3,398
Non-taxable	749	658	2,146	1,833
Interest-bearing deposits	43	110	249	351
FHLB stock dividends	213	203	656	662
Total interest income	20,098	21,666	61,371	65,797
Interest Expense
Deposits	1,909	2,791	6,394	9,648
FHLB advances and other	759	768	2,260	2,442
Subordinated debentures	172	333	813	945
Notes payable	83	127	284	397
Total interest expense	2,923	4,019	9,751	13,432
Net interest income	17,175	17,647	51,620	52,365
Provision for loan losses	705	3,097	8,306	8,335
Net interest income after provision for loan losses	16,470	14,550	43,314	44,030
Non-interest Income
Service fees and other charges	2,790	3,071	8,148	8,435
Insurance and investment commission income	1,952	2,042	6,679	5,146
Mortgage banking income	2,220	1,355	6,924	4,549
Gain on sale of non-mortgage loans	8	52	50	351
Gain on sale or call of securities	103	-	528	49
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	-	-	-	(23)
Losses recognized in other comprehensive income	-	-	-	21
Net impairment loss recognized in earnings	-	-	-	(2)
Trust income	147	143	470	465
Income from Bank Owned Life Insurance	244	228	683	703
Other non-interest income	316	(34)	712	(56)
Total non-interest income	7,780	6,857	24,194	19,640
Non-interest Expense
Compensation and benefits	8,245	8,173	24,760	23,458
Occupancy	2,170	1,779	5,718	5,423
FDIC insurance premium	691	674	2,031	2,264
State franchise tax	623	541	1,649	1,625
Data processing	1,140	1,077	3,477	3,117
Acquisition related charges	-	99	-	234
Amortization of intangibles	344	386	1,068	1,051
Other non-interest expense	3,237	2,733	9,538	10,003
Total non-interest expense	16,450	15,462	48,241	47,175
Income before income taxes	7,800	5,945	19,267	16,495
Federal income taxes	2,366	1,884	5,759	5,024
Net Income	$5,434	$4,061	$13,508	$11,471

Dividends accrued on preferred shares	$(3)	$(463)	$(900)	$(1,388)
Accretion on preferred shares	$(8)	$(45)	$(359)	$(132)
Redemption of preferred shares	$-	$-	$642	$-
Net income applicable to common shares	$5,423	$3,553	$12,891	$9,951

Earnings per common share (Note 6)
Basic	$0.56	$0.37	$1.33	$1.08
Diluted	$0.54	$0.36	$1.29	$1.06
Dividends declared per share (Note 5)	$0.05	$-	$0.15	$-
Average common shares outstanding (Note 6)
Basic	9,729	9,725	9,728	9,248
Diluted	10,000	9,895	9,993	9,417

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$5,434	$4,061	$13,508	$11,471

Other comprehensive income:
Unrealized gains/losses on securities
Unrealized holding gains on securities arising during the period	1,953	3,303	3,397	7,003
Reclassification adjustment for (gains) losses realized in income	(103)	-	(528)	(49)
Other-than-temporary impairment losses on securities realized in income	-	-	-	2
Net unrealized gains	1,850	3,303	2,869	6,956
Income tax effect	(647)	(1,155)	(1,003)	(2,435)
Other comprehensive income	1,203	2,148	1,866	4,521

Comprehensive income	$6,637	$6,209	$15,374	$15,992

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at January 1, 2012	$36,641	$127	$878	$135,825	$3,997	$148,010	$(47,351)	$278,127
Net income	-	-	-	-	-	13,508	-	13,508
Change in net unrealized gains and losses on available-for-sale securities					1,866			1,866
Stock option expense	-	-	-	82	-	-	-	82
500 shares issued under stock option plan with no income tax benefit	-	-	-	-	-	(4)	8	4
Restricted share activity under Stock Incentive Plans	-	-	-	230	-	-	30	260
637 shares issued direct purchases	-	-	-	1	-	-	10	11
Preferred Stock Dividends accrued	-	-	-	-	-	(900)	-	(900)
Accretion on preferred shares	359	-	-	-	-	(359)	-	-
16,560 shares purchased in U.S. Treasury auction	(16,560)	-	-	-	-	618	-	(15,942)
20,440 shares purchased in open market	(20,440)	-	-	-	-	24	-	(20,416)
Common stock dividends declared	-	-	-	-	-	(1,464)	-	(1,464)
Balance at September 30, 2012	$-	$127	$878	$136,138	$5,863	$159,433	$(47,303)	$255,136

Balance at January 1, 2011	$36,463	$127	$878	$140,845	$(342)	$134,988	$(72,628)	$240,331
Net income	-	-	-	-	-	11,471	-	11,471
Change in net unrealized gains and losses on available-for-sale securities	-	-	-	-	4,521	-	-	4,521
Stock option expense	-	-	-	109	-	-	-	109
850 shares issued under stock option plan, with no income tax benefit	-	-	-	-	-	(3)	14	11
1,600,800 shares issued capital stock	-	-	-	(5,297)	-	-	25,156	19,859
Restricted share activity under Stock Incentive Plans	-	-	-	108	-	-	75	183
1,476 shares issued direct purchases	-	-	-	(2)	-	-	23	21
Preferred Stock Dividends accrued	-	-	-	-	-	(1,388)	-	(1,388)
Accretion on preferred shares	131	-	-	-	-	(131)	-	-
Balance at September 30, 2011	$36,594	$127	$878	$135,763	$4,179	$144,937	$(47,360)	$275,118

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net income	$13,508	$11,471
Items not requiring (providing) cash
Provision for loan losses	8,306	8,335
Depreciation	2,552	2,581
Amortization of mortgage servicing rights, net of valuation adjustments	3,465	1,934
Amortization of core deposit and other intangible assets	1,068	1,051
Net amortization of premiums and discounts on loans and deposits	516	742
Amortization of premiums and discounts on securities	621	(311)
Loss on sale or disposals of property, plant and equipment	43	66
Change in deferred taxes	1,104	383
Proceeds from the sale of loans held for sale	381,875	168,163
Originations of loans held for sale	(374,872)	(167,746)
Gain from sale of loans	(7,940)	(4,305)
OTTI losses on investment securities	-	2
Gain from sale or call of securities	(528)	(49)
Loss on sale or write-down of real estate and other assets held for sale	302	779
Stock option expense	82	109
Restricted stock expense	260	-
Income from bank owned life insurance	(683)	(703)
Changes in:
Accrued interest receivable	(677)	(280)
Other assets	(325)	907
Other liabilities	4,873	5,044
Net cash provided by (used in) operating activities	33,550	28,173

Investing Activities
Proceeds from maturities of held-to-maturity securities	76	103
Proceeds from maturities, calls and pay-downs of available-for-sale securities	49,571	28,453
Proceeds from sale of real estate and other assets held for sale	2,901	7,380
Proceeds from the sale of available-for-sale securities	8,538	1,982
Proceeds from sale of non-mortgage loans	371	5,520
Purchases of available-for-sale securities	(91,513)	(87,825)
Proceeds from sale of office properties and equipment	-	12
Proceeds from Federal Home Loan Bank stock redemption	-	357
Purchase of bank-owned life insurance	(5,000)	-
Purchases of portfolio mortgage loans	-	(10,696)
Net cash paid for Payak-Dubbs Insurance Agency, Inc.	-	(3,914)
Purchases of premises and equipment, net	(2,874)	(1,571)
Net (increase) decrease in loans receivable	(43,572)	55,671
Net cash provided by investing activities	(81,502)	(4,528)

Financing Activities
Net increase in deposits and advance payments by borrowers	12,689	14,542
Repayment of Federal Home Loan Bank advances	(34)	(35,033)
Decrease in securities sold under repurchase agreements	(8,395)	(770)
Net cash received from common stock issuance	-	19,859
Cash paid for redemption of preferred stock	(36,358)	-
Proceeds from exercise of stock options	4	11
Proceeds from treasury stock purchases	11	21
Proceeds from restricted stock units	-	183
Cash dividends paid on common stock	(1,464)	-
Cash dividends paid on preferred stock	(1,026)	(1,388)
Net cash provided by (used in) financing activities	(34,573)	(2,575)
Increase (decrease) in cash and cash equivalents	(82,525)	21,070
Cash and cash equivalents at beginning of period	174,931	169,164
Cash and cash equivalents at end of period	$92,406	$190,234

Supplemental cash flow information:
Interest paid	$9,814	$13,644
Income taxes paid	$800	$3,200
Transfers from loans to real estate and other assets held for sale	$2,418	$4,373

Transfers from loans held for sale to loans	$-	$7,596

Securities traded but not yet settled	$-	$2,673

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at September 30, 2012 and 2011)

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

The accompanying consolidated condensed financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2011 Annual Report on Form 10-K for the year ended December 31, 2011. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income applicable to common shares (net income less dividend requirements for preferred stock, accretion of preferred stock discount and redemption of preferred stock) by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, warrants, restricted stock awards or units and stock grants.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The provisions of ASU No. 2012-02 permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test, as is currently required by GAAP. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 is expected to have no impact on the Company’s financial position, results of operations or cash flows.

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

Impaired loans - Fair values for impaired collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for collateral dependent impaired loans are ordered annually. These appraisals are ordered and reviewed by the Company’s loan officers or loan workout personnel. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value in the cost to replace the current property.  Value of market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell.  Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value. Appraisal values for impaired loans of all loan classes are discounted between a range of 0% to 10% to account for various factors that may impact the value of collateral.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Company’s loan workout personnel or collections department reviews the assumptions and approaches utilized in the appraisal.  Appraisal values for all classes of real estate held for sale are discounted between a range of 0% to 20% to account for various factors that may impact the value of collateral. In determining the value of impaired collateral dependent loans and other real estate owned, significant unobservable inputs may be used which include:  physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$21,649	$-	$21,649
U.S. treasury bonds		2,004		2,004
Mortgage-backed - residential	-	85,495	-	85,495
REMICs	-	-	-	-
Collateralized mortgage obligations	-	65,030	-	65,030
Trust preferred stock	-	-	1,308	1,308
Preferred stock	69	-	-	69
Corporate bonds	-	8,849	-	8,849
Obligations of state and political subdivisions	-	84,694	-	84,694
Mortgage banking derivative - asset	-	2,021	-	2,021
Mortgage banking derivative - liability	-	(996)	-	(996)

There were no transfers between levels 1 and 2 for the three and nine months ended September 30, 2012 and 2011.

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$17,085	$-	$17,085
U.S. treasury bonds		2,010		2,010
Mortgage-backed - residential	-	70,716	-	70,716
REMICs	-	2,894	-	2,894
Collateralized mortgage obligations	-	59,009	-	59,009
Trust preferred stock	-	-	1,342	1,342
Preferred stock	108	-	-	108
Corporate bonds		8,252		8,252
Obligations of state and political subdivisions	-	71,503	-	71,503
Mortgage banking derivative - asset	-	865	-	865
Mortgage banking derivative - liability		(258)		(258)

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2012	$1,342
Total gains or losses (realized/unrealized)
Included in earnings (realized)	81
Included in other comprehensive income (presented gross of taxes)	151
Amortization	-
Redemption	(266)
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2012	$1,308

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, July 1, 2012	$1,227
Total gains or losses (realized/unrealized)
Included in earnings (realized)	-
Included in other comprehensive income (presented gross of taxes)	81
Amortization	-
Redemption	-
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2012	$1,308

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2011	$1,498
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	(2)
Included in other comprehensive income (presented gross of taxes)	(133)
Amortization	4
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2011	$1,367

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, July 1, 2011	$1,538
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	-
Included in other comprehensive income (presented gross of taxes)	(171)
Amortization	-
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2011	$1,367

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
	(Dollars in Thousands)

Trust preferred stock	$1,308	Discounted cash flow	Constant prepayment rate	2-30%
			Expected asset default	0-30%
			Expected recoveries	0-15%
Impaired Loans- Applies to all loan classes	$1,258	Appraisals	Discounts for collection issues and changes in market conditions	0-10%
Real estate held for sale – Applies to all classes	$267	Appraisals	Discounts for changes in market conditions	0-20%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$721	$721
Commercial Loans	-	-	-	-
Multi Family Loans	-	-	-	-
CRE loans	-	-	537	537
Total Impaired loans	-	-	1,258	1,258
Mortgage servicing rights	-	7,752	-	7,752
Real estate held for sale
Residential	-	-	-	-
CRE	-	-	267	267
Total Real Estate held for sale	-	-	267	267

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$1,092	$1,092
Commercial Loans	-	-	1,268	1,268
Multi Family Loans	-		103	103
CRE loans	-	-	8,449	8,449
Total Impaired loans	-	-	10,912	10,912
Mortgage servicing rights	-	8,690	-	8,690
Real estate held for sale
Residential	-	-	28	28
CRE	-	-	1,600	1,600
Total Real Estate held for sale	-	-	1,628	1,628

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $1.3 million, with a valuation allowance of $719,000 at September 30, 2012. Provision expense of $1.2 million for the three months ended September 30, 2012 was included in earnings. Provision expense of $5.4 million for the nine months ended September 30, 2012 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $7.8 million at September 30, 2012 resulting in a valuation allowance of $2.4 million. A charge of $600,000 for the three months and $855,000 for the nine months ended September 30, 2012 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $36,000 for the three months and $299,000 for the nine months ended September 30, 2012 which was recorded directly as an adjustment to current earnings through non-interest expense.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $10.9 million, with a valuation allowance of $7.2 million at December 31, 2011. A provision expense of $717,000 for the three months and $6.2 million for the nine months ended September 30, 2011 were included in earnings.

Mortgage servicing rights that are carried at the lower of cost or fair value had a fair value of $8.7 million at December 31, 2011, resulting in a valuation allowance of $1.5 million. A charge of $1.1 million for the three months and $585,000 for the nine months ended September 30, 2011 were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $93,000 for the three months and $644,000 for the nine months ended September 30, 2011, which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2012 and December 31, 2011. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

The fair value of loans that reprice within 90 days is equal to their carrying amount. For other loans, the estimated fair value is calculated based on discounted cash flow analysis, using interest rates currently being offered for loans with similar terms, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as previously described. The allowance for loan losses is considered to be a reasonable adjustment for credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based on binding contracts and quotes from third party investors resulting in a Level 2 classification.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2012.

	Carrying	Fair Value Measurements at September 30, 2012 (In Thousands)
	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$92,406	$92,406	$92,406	$-	$-
Investment securities	269,683	269,693	69	268,317	1,308
Federal Home Loan Bank Stock	20,655	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,498,023	1,518,395	-	12,201	1,505,707
Accrued interest receivable	6,819	6,819	-	1,434	5,385

Financial Liabilities:
Deposits	$1,609,350	$1,614,570	$271,305	$1,343,265	$-
Advances from Federal Home Loan Bank	81,807	84,349	-	84,349	-
Securities sold under repurchase agreements	51,991	51,991	-	51,991	-
Subordinated debentures	36,083	44,530	-	-	44,530

	December 31, 2011
	Carrying	Estimated
	Value	Fair Values

Assets:
Cash and cash equivalents	$174,931	$174,931
Investment securities	233,580	233,591
Federal Home Loan Bank Stock	20,655	N/A
Loans, net, including loans held for sale	1,467,663	1,494,573
Mortgage banking derivative asset	865	865
Accrued interest receivable	6,142	6,142
	1,903,836	$1,910,102
Other assets	164,354
Total assets	$2,068,190

Liabilities and stockholders’ equity:
Deposits	$1,596,241	$1,603,111
Advances from Federal Home Loan Bank	81,841	85,196
Securities sold under repurchase agreements	60,386	60,386
Subordinated debentures	36,083	31,814
Accrued interest payable	446	446
Mortgage banking derivative liability	258	258
Advance payments by borrowers for taxes and insurance	1,402	1,402
	1,776,399	$1,782,613
Other liabilities	13,664
Total liabilities	1,790,063
Stockholders’ equity	278,127
Total liabilities and stockholders’ equity	$2,068,190

4.	Stock Compensation Plans

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

As of September 30, 2012, 317,300 options have been granted pursuant to the 2010 equity plan and previous plans, and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

On August 15, 2011, the Company approved a 2011 Short-Term (“STIP”) Equity Incentive Plan and a 2011 Long-Term (“LTIP”) Equity Incentive Plan for selected members of management. The Plans were effective January 1, 2011 and provide for cash and/or equity benefits if certain performance targets are achieved. Equity awards issued under these plans will reduce the amount of the awards available to be issued under the 2010 Equity Plan.

On March 9, 2012, the Company approved a 2012 STIP and a 2012 LTIP for selected members of management. The plans were effective January 1, 2012 and provide for cash and/or equity benefits if certain performance targets are achieved. Equity awards issued under these plans will reduce the amount of awards available to be issued under the 2010 Equity Plan.

Under both STIPs the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate and/or market area performance targets during the calendar year. The final value of the awards to be made under the 2012 STIP will be determined as of December 31 of each year and will be paid out in cash and/or equity, as elected by the participant, in accordance with the following vesting schedule: 50% in the first quarter after the calendar year, 25% on the one-year anniversary of the grant date, and 25% on the second-year anniversary. The participants are required to be employed on the day of payout in order to receive an award.

Under both LTIPs the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets either over a two or three year period. The final amount of benefit under the 2011 LTIP will be determined as of December 31, 2012 and the final amount of benefit under the 2012 LTIP will be determined as of December 31, 2014. The benefits earned under the plans will be paid out in cash and/or equity, as elected by the participant, in the first quarter following the close of the performance period. The participants are required to be employed on the day of payout in order to receive the payment.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on historical volatilities of the Company’s common shares. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during the nine months ended September 30, 2012 or 2011.

Following is activity under the plans during the nine months ended September 30, 2012:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2012	317,800	$20.35
Forfeited or cancelled	-	-
Exercised	500	9.22
Granted	-	-
Options outstanding, September 30, 2012	317,300	$20.37	4.15	$507
Vested or expected to vest at September 30, 2012	317,300	$20.37	4.15	$507
Exercisable at September 30, 2012	276,460	$21.53	3.83	$306

As of September 30, 2012, there was $62,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.5 years.

At September 30, 2012, 5,681 stock grants and 38,871 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievements of established targets. Total expense of $554,000 was recorded during the nine months ended September 30, 2012 and approximately $394,000 is included within other liabilities at September 30, 2012 related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2012	27,108	$11.97	4,738	$14.00
Granted	27,714	15.86	13,044	12.76
Vested	(11,157)	11.97	(6,522)	12.76
Forfeited	(4,794)	11.97	-	-
Unvested at September 30, 2012	38,871	$14.74	11,260	$13.28

The maximum amount of compensation expense that may be recorded for the 2012 STIP and both LTIPs at September 30, 2012 is approximately $1.3 million. However, the estimated expense expected to be recorded as of September 30, 2012 based on the performance measures in the plans, is $1.0 million of which $479,000 is unrecognized at September 30, 2012 and will be recognized over the remaining performance period.

5.	Dividends on Common Shares

First Defiance declared and paid a $0.05 per common stock dividend in the first, second and third quarter of 2012. There was no common stock dividend declared or paid in the first three quarters of 2011.

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

6.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$5,423	$3,553	$12,891	$9,951
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	9,729	9,725	9,728	9,248
Effect of warrants	223	151	215	151
Effect of restricted stock units	20	4	25	4
Effect of employee stock options	28	15	25	14

Denominator for diluted earnings per common share	10,000	9,895	9,993	9,417
Basic earnings per common share	$0.56	$0.37	$1.33	$1.08
Diluted earnings per common share	$0.54	$0.36	$1.29	$1.06

There were 233,700 and 234,643 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three months and nine months ended September 30, 2012, respectively. Shares under option of 257,900 were excluded from the diluted earnings per common share calculations as they were anti-dilutive for the three and nine months ended September 30, 2011.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2012
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$21,497	$152	$-	$21,649
U.S. treasury bonds	2,000	4	-	2,004
Mortgage-backed securities – residential	82,023	3,472	-	85,495
REMICs	-	-	-	-
Collateralized mortgage obligations	63,227	1,815	(12)	65,030
Trust preferred securities and preferred stock	3,604	35	(2,262)	1,377
Corporate bonds	8,695	167	(13)	8,849
Obligations of state and political subdivisions	77,945	6,754	(5)	84,694
Totals	$258,991	$12,399	$(2,292)	$269,098

Held-to-Maturity Securities*:
FHLMC certificates	$72	$-	$-	$72
FNMA certificates	173	6	-	179
GNMA certificates	63	3	-	66
Obligations of state and political subdivisions	277	1	-	278
Totals	$585	$10	$-	$595

At December 31, 2011
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$16,989	$96	$-	$17,085
U.S. treasury bonds	2,000	10	-	2,010
Mortgage-backed securities – residential	68,400	2,318	(2)	70,716
REMICs	2,863	31	-	2,894
Collateralized mortgage obligations	57,083	1,926	-	59,009
Trust preferred securities and preferred stock	3,790	73	(2,413)	1,450
Corporate bonds	8,629	-	(377)	8,252
Obligations of state and political subdivisions	65,928	5,580	(5)	71,503
Totals	$225,682	$10,034	$(2,797)	$232,919

Held-to-Maturity Securities*:
FHLMC certificates	$82	$1	$-	$83
FNMA certificates	199	4	-	203
GNMA certificates	72	3	-	75
Obligations of state and political subdivisions	308	3	-	311
Totals	$661	$11	$-	$672

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at September 30, 2012 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$2,595	$2,602	$60	$61
Due after one year through five years	15,056	15,331	-	-
Due after five years through ten years	39,530	41,614	217	217
Due after ten years	56,560	59,026	-	-
MBS/CMO/REMIC	145,250	150,525	308	317
	$258,991	$269,098	$585	$595

Investment securities with a carrying amount of $139.6 million at September 30, 2012 were pledged as collateral on public deposits, securities sold under repurchase agreements and FHLB advances.

As of September 30, 2012, the Company’s investment portfolio consisted of 378 securities, 19 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at September 30, 2012 and December 31, 2011:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At September 30, 2012
Available-for-sale securities:
Mortgage-backed - residential	$1	$-	$-	$-	$1	$-
Collateralized mortgage obligations and REMICs	4,610	(12)	-	-	4,610	(12)
Corporate bonds	-	-	1,908	(13)	1,908	(13)
Trust preferred stock and preferred stock	-	-	1,308	(2,262)	1,308	(2,262)
Obligations of state and political subdivisions	1,514	(5)	-	-	1,514	(5)
Total temporarily impaired securities	$6,125	$(17)	$3,216	$(2,275)	$9,341	$(2,292)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2011
Available-for-sale securities:
Mortgage-backed securities - residential	$2,030	$(2)	$-	$-	$2,030	$(2)
Obligations of state and political subdivisions	-	-	746	(5)	746	(5)
Trust preferred stock and preferred stock	-	-	1,342	(2,413)	1,342	(2,413)
Corporate bonds	8,252	(377)	-	-	8,252	(377)
Total temporarily impaired securities	$10,282	$(379)	$2,088	$(2,418)	$12,370	$(2,797)

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

Realized gains from the sales of investment securities totaled $103,000 ($67,000 after tax) in the third quarter of 2012 while there were no realized gains in the third quarter of 2011. Realized gains from the sales of investment securities totaled $528,000 ($343,000 after tax) for the first nine months of 2012 compared to realized gains of $49,000 ($32,000 after tax) for the first nine months of 2011.

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

For the first nine months of 2012, management determined there was no OTTI. For the first nine months of 2011, management determined there was OTTI on one CDO resulting in a write-down of $2,200 ($1,400 after tax).

The Company held eight CDOs at September 30, 2012. Four of those CDOs were written down in full prior to January 1, 2010. The remaining four CDOs have a total amortized cost of $3.6 million at September 30, 2012. Of these, two, with a total amortized cost of $1.6 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI. In June 2012, the Company was notified that its Preferred Term Security VI was redeemed through an auction process. The security was redeemed at full price with proceeds being received in July 2012. This security had previously identified OTTI of $80,000. The previous OTTI amount was recorded as a yield adjustment in interest income in June 2012 due to the increase in expected cash flows resulting from the auction.

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

The following table details the six securities with OTTI, their lowest credit rating at September 30, 2012 and the related credit losses recognized in earnings for the three month periods ended March 31, 2012, June 30, 2012, and September 30, 2012 (In Thousands):

	TPREF Funding II Rated	Alesco VIII	Preferred Term Security XXVII	Trapeza CDO I Rated	Alesco Preferred Funding VIII	Alesco Preferred Funding IX
	Caa3	Rated Ca	Rated C	Ca	Not Rated	Not Rated	Total
Cumulative OTTI related to credit loss at January 1, 2012	$318	$1,000	$78	$857	$453	$465	$3,171
Addition – Qtr 1	-	-	-	-	-	-	-
Cumulative OTTI related to credit loss at March 31, 2012	$318	$1,000	$78	$857	$453	$465	$3,171
Addition – Qtr 2	-	-	-	-	-	-	-
Cumulative OTTI related to credit loss at June 30, 2012	$318	$1,000	$78	$857	$453	$465	$3,171
Addition – Qtr 3	-	-	-	-	-	-	-
Cumulative OTTI related to credit loss at September 30, 2012	$318	$1,000	$78	$857	$453	$465	$3,171

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $747,000 for the above securities at September 30, 2012. There was $854,000 recognized in AOCI at September 30, 2011.

The following table provides additional information related to the four CDO investments for which a balance remains as of September 30, 2012 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2012	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub- ordination as a % of Current Performing Collateral
TPREF Funding II	B	$677	$225	$(452)	-	Caa3	17	38.81%	15.53%	-
I-Preferred Term Sec I	B-1	1,000	456	(544)	-	CCC	14	17.24%	14.70%	27.44%
Dekania II CDO	C-1	990	421	(569)	-	CCC	32	-%	13.87%	29.18%
Preferred Term Sec XXVII	C-1	903	206	(697)	-	Ca	34	26.68%	22.84%	6.09%
Total		$3,570	$1,308	$(2,262)	$-

The Company’s assumed average lifetime default rate declined from 29.7% at the end of the third quarter 2011 to a rate of 28.4% at the end of the third quarter 2012.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the three and nine month periods ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Beginning balance	$3,171	$3,251	$3,251	$3,249
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-	-	-

Reductions for amounts realized for securities sold/redeemed during the period	-	-	(80)	-

Reductions for amounts related to securities for which the Company intends to sell or that it will be more than likely than not that the Company will be required to sell prior to recovery of amortized cost basis	-	-	-	-

Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-	-	-

Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	-	-	-	2

Ending balance	$3,171	$3,251	$3,171	$3,251

The proceeds from the sales and calls of securities and the associated gains are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Proceeds	$2,122	$-	$8,538	$1,982
Gross realized gains	103	-	528	49
Gross realized losses	-	-	-	-

The following table summarizes the changes within each classification of accumulated other comprehensive income for the quarters ended September 30, 2012 and 2011:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2011	$4,704	$(707)	$3,997
Other comprehensive income (loss), net	1,866	-	1,866
Balance at September 30, 2012	$6,570	$(707)	$5,863

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2010	$32	$(374)	$(342)
Other comprehensive income (loss), net	4,521	-	4,521
Balance at September 30, 2011	$4,553	$(374)	$4,179

8.	Loans

Loans receivable consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Real Estate:
Secured by 1-4 family residential	$210,053	$203,401
Secured by multi-family residential	119,968	126,246
Secured by commercial real estate	672,383	649,746
Construction	31,428	31,552
	1,033,832	1,010,945
Other Loans:
Commercial	365,510	349,053
Home equity and improvement	111,563	122,143
Consumer Finance	16,785	18,887
	493,858	490,083
Total loans	1,527,690	1,501,028
Deduct:
Undisbursed loan funds	(14,831)	(13,243)
Net deferred loan origination fees and costs	(727)	(709)
Allowance for loan loss	(26,310)	(33,254)
Totals	$1,485,822	$1,453,822

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended September 30, 2012 and September 30, 2011 by portfolio segment and impairment method (in thousands):

Quarter Ended September 30, 2012	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$3,104	$46	$2,610	$13,914	$5,156	$1,435	$144	$26,409
Charge-Offs	(217)	-	-	(780)	(355)	(203)	(19)	(1,574)
Recoveries	26	-	122	430	140	38	14	770
Provisions	83	17	(261)	225	162	471	8	705
Ending Allowance	$2,996	$63	$2,471	$13,789	$5,103	$1,741	$147	$26,310

Quarter Ended September 30, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$5,930	$47	$1,943	$22,444	$8,290	$1,639	$227	$40,530
Charge-Offs	(647)	-	(78)	(2,544)	(2,533)	(290)	(36)	(6,128)
Recoveries	38	-	-	185	342	35	11	611
Provisions	(1,298)	22	762	1,801	1,705	88	17	3,097
Ending Allowance	$4,023	$69	$2,637	$21,886	$7,804	$1,472	$219	$38,110

The following table discloses allowance for loan loss activity year to date as of September 30, 2012 and 2011 by portfolio segment and impairment method (in thousands):

Year to Date September 30, 2012	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$4,095	$63	$2,850	$17,640	$6,576	$1,856	$174	$33,254
Charge-Offs	(1,539)	-	(555)	(10,170)	(3,507)	(668)	(74)	(16,513)
Recoveries	150	-	122	574	295	77	45	1,263
Provisions	290	-	54	5,745	1,739	476	2	8,306
Ending Allowance	$2,996	$63	$2,471	$13,789	$5,103	$1,741	$147	$26,310

Year-to-Date September 30, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$5,956	$73	$2,147	$20,208	$10,871	$1,528	$297	$41,080
Charge-Offs	(2,087)	-	(442)	(5,971)	(2,975)	(801)	(67)	(12,343)
Recoveries	56	-	-	497	374	56	55	1,038
Provisions	98	(4)	932	7,152	(466)	689	(66)	8,335
Ending Allowance	$4,023	$69	$2,637	$21,886	$7,804	$1,472	$219	$38,110

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012:

(In Thousands)

	1-4 Family		Multi- Family
	Residential		Residential	Commercial		Home Equity
	Real Estate	Construction	Real Estate	Real Estate	Commercial	& Improvement	Consumer	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$191	$-	$-	$520	$-	$8	$-	$719

Collectively evaluated for impairment	2,805	63	2,471	13,269	5,103	1,733	147	25,591

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,996	$63	$2,471	$13,789	$5,103	$1,741	$147	$26,310

Loans:

Loans individually evaluated for impairment	$8,715	$-	$1,181	$33,868	$6,427	$36	$-	$50,227

Loans collectively evaluated for impairment	201,875	16,582	118,918	640,397	360,321	112,029	16,790	1,466,912

Loans acquired with deteriorated credit quality	38	-	-	289	46	-	-	373

Total ending loans balance	$210,628	$16,582	$120,099	$674,554	$366,794	$112,065	$16,790	$1,517,512

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

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$1,912	15	$14	$1,921	$45	$42
Residential Non Owner Occupied	6,141	54	58	5,397	126	129
Total Residential Real Estate	8,053	69	72	7,318	171	171
Construction	-	-	-	-	-	-
Multi-Family	811	10	10	627	11	11
CRE Owner Occupied	12,414	53	44	11,019	92	88
CRE Non Owner Occupied	14,881	104	161	15,231	284	287
Agriculture Land	773	6	1	1,107	20	15
Other CRE	5,987	1	1	7,015	4	4
Total Commercial Real Estate	34,055	164	207	34,372	400	394
Commercial Working Capital	2,048	9	11	2,005	13	15
Commercial Other	4,188	25	26	4,538	40	42
Total Commercial	6,236	34	37	6,543	53	57
Consumer	-	-	-	-	-	-
Home Equity and Home Improvement	36	-	-	37	2	2
Total Impaired Loans	$49,191	$277	$326	$48,897	$637	$635

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,224	$14	$14	$2,763	$53	$51
Residential Non Owner Occupied	2,249	28	28	2,656	64	68
Total Residential Real Estate	4,473	42	42	5,419	117	119
Construction	-	-	-	31	-	-
Multi-Family	1,836	16	16	2,263	73	67
CRE Owner Occupied	10,210	52	55	11,340	267	249
CRE Non Owner Occupied	19,830	184	183	19,950	674	624
Agriculture Land	1,773	17	16	2,072	39	39
Other CRE	8,483	10	7	7,869	51	42
Total Commercial Real Estate	40,296	263	261	41,231	1,031	954
Commercial Working Capital	3,346	21	21	4,260	68	71
Commercial Other	9,012	40	39	10,745	180	179
Total Commercial	12,358	61	60	15,005	248	250
Consumer	-	-	-	-	-	-
Home Equity and Home Improvement	311	4	3	313	11	11
Total Impaired Loans	$59,274	$386	$382	$64,262	$1,480	$1,401

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012: (In Thousands)

	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$949	$918	$-
Residential Non Owner Occupied	7,709	6,934	-
Total Residential Real Estate	8,658	7,852	-
Construction	-	-	-
Multi-Family Residential Real Estate	1,346	1,181	-
CRE Owner Occupied	14,643	11,545	-
CRE Non Owner Occupied	17,272	15,235	-
Agriculture Land	1,159	961	-
Other CRE	9,694	5,359	-
Total Commercial Real Estate	42,768	33,100	-
Commercial Working Capital	2,378	2,292	-
Commercial Other	5,899	4,181	-
Total Commercial	8,277	6,473	-
Consumer	-	-	-
Home Equity and Home Improvement	16	16	-
Total loans with no allowance recorded	$61,065	$48,622	$-

With an allowance recorded:
Residential Owner Occupied	$969	$902	$191
Residential Non Owner Occupied	-	-	-
Total Residential Real Estate	969	902	191
Construction	-	-	-
Multi-Family Residential Real Estate	-	-	-
CRE Owner Occupied	1,007	834	376
CRE Non Owner Occupied	585	222	144
Agriculture Land	-	-	-
Other CRE	-	-	-
Total Commercial Real Estate	1,592	1,056	520
Commercial Working Capital	-	-	-
Commercial Other	-	-	-
Total Commercial	-	-	-
Consumer	-	-	-
Home Equity and Home Improvement	20	20	8
Total loans with an allowance recorded	$2,581	$1,978	$719

* Presented gross of charge offs

Impaired loans have been recognized in conformity with FASB ASC Topic 310.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011: (In Thousands)

	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$981	$984	$-
Residential Non Owner Occupied	1,871	1,877	-
Total Residential Real Estate	2,852	2,861	-
Construction	-	-	-
Multi-Family Residential Real Estate	1,138	1,137	-
CRE Owner Occupied	5,868	5,879	-
CRE Non Owner Occupied	8,408	8,421	-
Agriculture Land	1,072	1,073	-
Other CRE	5,607	5,605	-
Total Commercial Real Estate	20,955	20,978	-
Commercial Working Capital	1,391	1,393	-
Commercial Other	3,444	3,453	-
Total Commercial	4,835	4,846	-
Consumer	-	-	-
Home Equity and Home Improvement	39	40	-
Total loans with no allowance recorded	$29,819	$29,862	$-

With an allowance recorded:
Residential Owner Occupied	$1,020	$1,020	$373
Residential Non Owner Occupied	726	726	281
Total Residential Real Estate	1,746	1,746	654
Construction	-	-	-
Multi-Family Residential Real Estate	298	298	195
CRE Owner Occupied	2,284	2,284	589
CRE Non Owner Occupied	8,589	8,596	3,235
Agriculture Land	300	300	163
Other CRE	2,676	2,676	1,413
Total Commercial Real Estate	13,849	13,856	5,400
Commercial Working Capital	358	358	192
Commercial Other	1,879	1,881	777
Total Commercial	2,237	2,239	969
Consumer	-	-	-
Home Equity and Home Improvement	-	-	-
Total loans with an allowance recorded	$18,130	$18,139	$7,218

* Presented net of charge-offs

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans	$37,803	$39,328
Loans over 90 days past due and still accruing	-	-
Troubled debt restructuring, still accruing	4,305	3,380
Total non-performing loans	42,108	$42,708
Real estate and other assets held for sale	2,843	3,628
Total non-performing assets	$44,951	$46,336

The following table presents the aging of the recorded investment in past due and non accrual loans as of September 30, 2012 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$131,214	$1,573	$549	$1,161	$3,283	$1,589
Residential Non Owner Occupied	72,958	598	1,063	1,512	3,173	4,196
Total residential real estate	204,172	2,171	1,612	2,673	6,456	5,785
Construction	16,582	-	-	-	-	-
Multi-Family	120,062	-	-	37	37	727
CRE Owner Occupied	317,578	2,637	1,306	1,888	5,831	9,971
CRE Non Owner Occupied	238,125	16	107	2,713	2,836	8,422
Agriculture Land	71,714	353	139	148	640	975
Other Commercial Real Estate	34,114	-	-	3,716	3,716	4,885
Total Commercial Real Estate	661,531	3,006	1,552	8,465	13,023	24,253
Commercial Working Capital	158,180	209	115	1,067	1,391	1,942
Commercial Other	204,184	382	880	1,777	3,039	4,733
Total Commercial	362,364	591	995	2,844	4,430	6,675
Consumer	16,657	105	13	15	133	15
Home Equity / Home Improvement	110,042	1,458	222	343	2,023	343
Total Loans	$1,491,410	$7,331	$4,394	$14,377	$26,102	$37,798

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

Troubled Debt Restructurings

The Company has allocated $166,000 and $1.8 million, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2012 and December 31, 2011. The Company had not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of September 30, 2012 and had committed to lend additional amounts totaling up to $64,000 as of December 31, 2011.

The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Each TDR is uniquely designed to meet the specific needs of the borrower. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral or an additional guarantor is often requested when granting a concession. Commercial mortgage loans modified in a TDR often involve temporary interest-only payments, re-amortization of remaining debt in order to lower payments, and sometimes reducing the interest rate lower than the current market rate. Residential mortgage loans modified in a TDR are comprised of loans where monthly payments are lowered, either through interest rate reductions or principal only payments for a period of time, to accommodate the borrowers’ financial needs, interest is capitalized into principal, or the term and amortization are extended. Home equity modifications are made infrequently and usually involve providing an interest rate that is lower than the borrower would be able to obtain due to credit issues.

A majority of the loans modified in a TDR are already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the three and nine month period ending September 30, 2012 (Dollars In Thousands):

	Loans Modified as a TDR for the Three Months Ended September 30, 2012			Loans Modified as a TDR for the Nine Months Ended September 30, 2012
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of Period End)	Increase /(Decrease) in the Allowance (as of Period End)	Number of Loans	Recorded Investment (as of Period End)	Increase /(Decrease) in the Allowance (as of Period End)
Residential Owner Occupied	2	$221	$(11)	7	$778	$(5)
Residential Non Owner Occupied	1	34	-	2	116	-
CRE Owner Occupied	3	565	-	5	1,461	-
CRE Non Owner Occupied	1	217	(6)	1	217	(6)
Agriculture Land	1	127	-	2	439	(7)
Other CRE	-	-	-	1	61	(2)
Commercial / Industrial	2	34	-	2	34	(1)
Home Equity / Improvement	-	-	-	-	-	-
Total	10	$1,198	$(17)	20	$3,106	$(21)

The TDRs described above decreased the allowance for loan losses by $17,000 for the quarter ended September 30, 2012, after $64,000 of charge-offs during the quarter ended September 30, 2012. During the nine months ended September 30, 2012, the TDRs described above decreased the allowance for loan losses by $21,000 after $1.5 million of charge-offs.

The following table presents loans by class modified as TDRs that occurred during the period ending September 30, 2011 (Dollars In Thousands):

	Loans Modified as a TDR for the Three Months Ended September 30, 2011			Loans Modified as a TDR for the Nine Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of Period End)	Increase /(Decrease) in the Allowance (as of Period End)	Number of Loans	Recorded Investment (as of Period End)	Increase in the Allowance (as of Period End)
Residential Owner Occupied	1	$13	$-	2	$29	$-
CRE Owner Occupied	2	553	-	3	698	434
CRE Non Owner Occupied	3	3,433	240	4	5,148	1,397
Home Equity / Improvement	1	23	(7)	1	23	-
Total	7	$4,022	$233	10	$5,898	$1,831

The TDRs described above increased the allowance for loan losses by $233,000 and $1.8 million for the three and nine months ending September 30, 2011, and resulted in $78,000 of charge offs during the three and nine months ending September 30, 2011.

There were five loans that defaulted during 2012 which had been modified within one year of the default date. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due. The recorded investment on these five loans was $1.7 million at September 30, 2012. There was no allowance for loan loss impact as a result of these defaults as they were already classified as collateral dependent and written down according to the fair value of their respective collateral.

The terms of certain other loans were modified during the period ending September 30, 2012 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 256 loans were modified under this definition during the nine month period ended September 30, 2012.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$4,096	$43	$4,495	-	$125,863	$134,497
Residential Non Owner Occupied	56,705	2,304	10,675	-	6447	76,131
Total residential real estate	60,801	2,347	15,170	-	132,310	210,628
Construction	9,484	-	-	-	7,098	16,582
Multi Family	115,662	927	2,469	-	1,041	120,099
CRE Owner Occupied	292,529	9,875	18,489	-	2,516	323,409
CRE Non Owner Occupied	208,354	3,654	28,839	-	114	240,961
Agriculture Land	69,543	1,260	1,551	-	-	72,354
Other CRE	29,458	497	6,949	-	926	37,830
Total Commercial Real Estate	599,884	15,286	55,828	-	3,556	674,554
Commercial Working Capital	150,303	4,891	4,377	-	-	159,571
Commercial Other	191,707	6,278	9,238	-	-	207,223
Total Commercial	342,010	11,169	13,615	-	-	366,794
Consumer	-	-	63	-	16,727	16,790
Home Equity/Improvement	-	-	898	-	111,167	112,065
Total	$1,127,841	$29,729	$88,043	-	$271,899	$1,517,512

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
Residential Owner Occupied	$5,496	$205	$4,383	$-	$124,720	$134,804
Residential Non Owner Occupied	48,653	2,965	8,408	-	9,231	69,257
Total residential real estate	54,149	3,170	12,791	-	133,951	204,061
Construction	13,417	-	127	-	4,744	18,288
Multi Family	117,699	3,519	4,186	-	1,111	126,515
CRE Owner Occupied	256,861	12,058	26,323	-	84	295,326
CRE Non Owner Occupied	210,113	5,390	33,656	-	152	249,311
Agriculture Land	66,484	1,723	2,740	-	-	70,947
Other CRE	21,616	2,687	10,661	-	1,141	36,105
Total Commercial Real Estate	555,074	21,858	73,380	-	1,377	651,689
Commercial Working Capital	125,149	6,125	6,501	-	-	137,775
Commercial Other	182,964	10,328	19,165	-	-	212,457
Total Commercial	308,113	16,453	25,666	-	-	350,232
Consumer	-	-	63	10	18,837	18,910
Home Equity/Improvement	-	-	1,734	-	120,928	122,662
Total	$1,048,452	$45,000	$117,947	$10	$280,948	$1,492,357

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Gain from sale of mortgage loans	$2,888	$2,128	$7,890	$3,954
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	824	852	2,499	2,529
Amortization of mortgage servicing rights	(892)	(553)	(2,610)	(1,349)
Mortgage servicing rights valuation adjustments	(600)	(1,072)	(855)	(585)
	(668)	(773)	(966)	595

Net revenue from sale and servicing of mortgage loans	$2,220	$1,355	$6,924	$4,549

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.3 billion for September 30, 2012 and December 31, 2011.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,059	$10,477	$10,219	$10,602
Loans sold, servicing retained	969	446	2,527	1,117
Amortization	(892)	(553)	(2,610)	(1,349)
Carrying value before valuation allowance at end of period	10,136	10,370	10,136	10,370

Valuation allowance:
Balance at beginning of period	(1,784)	(638)	(1,529)	(1,125)
Impairment recovery (charges)	(600)	(1,072)	(855)	(585)
Balance at end of period	(2,384)	(1,710)	(2,384)	(1,710))
Net carrying value of MSRs at end of period	$7,752	$8,660	$7,752	$8,660
Fair value of MSRs at end of period	$7,752	$8,660	$7,752	$8,660

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

10.	Deposits

A summary of deposit balances is as follows (in thousands):

	September 30, 2012	December 31, 2011
Non-interest-bearing checking accounts	$271,305	$245,927
Interest-bearing checking and money market accounts	636,510	609,057
Savings accounts	166,155	155,101
Retail certificates of deposit less than $100,000	356,369	387,607
Retail certificates of deposit greater than $100,000	176,725	187,913
Brokered or national certificates of deposit	2,286	10,636
Total	$1,609,350	$1,596,241

11.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
FHLB Advances:
Overnight borrowings	$-	$-
Single maturity fixed rate advances	20,000	20,000
Putable advances	44,000	44,000
Strike-rate advances	17,000	17,000
Amortizable mortgage advances	807	841
Total	$81,807	$81,841

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $14.0 million of the putable advances with a weighted average rate of 2.69% are not yet callable by the FHLB. The call dates for these advances range from October 15, 2012 to December 12, 2012 and the maturity dates range from February 11, 2013 to March 12, 2018. The FHLB has the option to call the remaining $30.0 million of putable advances with a weighted average rate of 4.76%. The maturity dates of these advances range from October 28, 2013 to January 14, 2015. The strike-rate advances are putable at the option of the FHLB only when the three month LIBOR rates exceed the agreed upon strike-rate in the advance contract which ranges from 7.5% to 8.0%. The three month LIBOR rate at September 30, 2012 was 0.36%. The weighted average rate of the strike-rate advances is 3.61% and the maturity dates range from October 15, 2012 to February 25, 2013.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.50% points, repricing quarterly, thereafter. The rate switched to the floating interest rate on June 15, 2012 and as of September 30, 2012 the rate was 1.86%.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.74% and 1.73% on September 30, 2012 and December 31, 2011 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$55,313	$45,969	$38,399	$47,037
Unused lines of credit	26,074	225,393	24,943	184,446
Standby letters of credit	-	20,621	4,600	21,507
Total	$81,387	$291,983	$67,942	$252,990

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $63.1 million and $34.5 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at September 30, 2012 and December 31, 2011, respectively.

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $52.3 million and $21.7 million of interest rate lock commitments at September 30, 2012 and December 31, 2011, respectively. There were $63.1 million and $34.4 million of forward commitments for the future delivery of residential mortgage loans at September 30, 2012 and December 31, 2011, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	September 30, 2012			December 31, 2011
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$2,021	$(996)	$1,025	$865	$(258)	$607

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$28	$734	$418	$782

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

15.	Acquisition

On July 1, 2011, First Defiance acquired Payak-Dubbs Insurance Agency, Inc. (“PDI”), headquartered in Maumee and Oregon, Ohio for a cash purchase price $4.8 million and future consideration to be paid in cash in 2012 and 2013. As of December 31, 2011, management reported goodwill of approximately $4.0 million and identifiable intangible assets of $1.5 million consisting of customer relationship intangible of $947,000 and a non-compete intangible of $518,000. The customer relationship and non-compete intangibles were $736,000 and $389,000, respectively, at September 30, 2012. A contingent payable of $626,000 was also recorded in the transaction and is still outstanding at September 30, 2012. The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

16.	TARP Repurchase

In June 2012, the U.S. Treasury sold its preferred stock of the Company through a public offering structured as a modified Dutch auction. The Company bid on its preferred stock in the auction after receiving approval from its regulators. The clearing price per share for the preferred shares was $962.66 (compared to a par value of $1,000.00 per share) and the Company was successful in repurchasing 16,560 of the 37,000 preferred shares outstanding through the auction process. The Company successfully acquired an additional 19,440 preferred shares in the secondary market prior to the end of the second quarter. The clearing prices per share for the preferred shares purchased in the secondary market were as follows: 1,100 shares at $997.50, 1,500 shares at $1,000.00 and 16,840 shares at $998.75. The Company set up a payable for 16,840 of the 19,440 shares of $16.9 million at the end of the quarter as these shares did not settle until July 2, 2012.

On July 18, 2012, the Company purchased the remaining 1,000 preferred shares at par value to complete the entire repurchase of the 37,000 preferred shares. .

The net balance sheet impact was a reduction to stockholders’ equity of $36.4 million which is comprised of a decrease in preferred stock of $37.0 million and a $642,000 increase to retained earnings related to the discount on the shares repurchased, which is also included in net income applicable to common shares for purposes of calculating earnings per share.

Included in the 2012 operating results is $181,000 of costs incurred by the Company related to the U.S. Treasury’s offering. All these costs were incurred in the second quarter of 2012. These costs are not tax-deductible.

17.	Balance Sheet Restructure

In October 2012, the Company executed a balance sheet restructuring strategy to enhance the Company’s current and future profitability while increasing its capital ratios and protecting the balance sheet from rising rates. The strategy required taking an after tax loss of approximately $260,000 through selling $60 million in securities for a gain of $1.6 million and paying off $62 million in FHLB advances with a prepayment penalty of $2.0 million. The ongoing positive effects of this strategy: 1) increases the net interest margin and net interest income, 2) improves all capital ratios and 3) increases return on average assets and return on average equity.

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

General - First Defiance is a unitary thrift holding company that conducts business through its two wholly owned subsidiaries, First Federal and First Insurance. First Federal is a federally chartered savings bank that provides financial services through 33 full service banking centers in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. On June 21, 2012, First Federal opened a new full service banking center in Bowling Green, Ohio, making it the second full service banking center in Bowling Green. On August 31, 2012, First Federal closed its banking center in Tecumseh East, Michigan. Due to its proximity with Tecumseh West, less than three miles, management decided to close the drive-up facility in Tecumseh East and merge it into Tecumseh West. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products. Insurance products are sold through First Insurance’s offices in Defiance, Archbold, Bryan, Bowling Green, Maumee and Oregon, Ohio.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $585,000 at September 30, 2012. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $269.1 million at September 30, 2012. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($21.6 million), certain municipal obligations ($84.7 million), CMOs ($65.0 million), corporate bonds ($8.8 million), mortgage backed securities ($85.5 million), U.S. treasury bonds ($2.0 million) and trust preferred and preferred stock ($1.4 million).

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

When a collateral dependent loan is downgraded to classified status, First Federal reviews the most current appraisal on file and if necessary, based on First Federal’s assessment of the appraisal, such as age, market, etc. First Federal will discount this amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by First Federal’s estimation of the carrying and selling costs. In some instances, we may require a new appraisal. Finally, First Federal assesses whether there is any collateral short fall, considering guarantor support and determines if a reserve is necessary.

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

All loans over 90 days past due and/or on non-accrual as well as all TDR loans are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90 day delinquency occurs. For TDR loans, the loans are put into non-performing status in the month in which the restructure occurs.

As stated above, once a collateral dependent loan is identified as non-performing, First Federal generally gets an appraisal. TDR collateral dependent loans receive an appraisal as part of the restructure credit decision.

Appraisals are received within approximately 60 days after they are requested. The First Federal Loan Loss Reserve Committee reviews the amount of each new appraisal and makes any necessary adjustment to the reserve at its meeting prior to the end of each quarter.

Any partially charged-off collateral dependent loans are considered non-performing, and as such, would need to show an extended period of time with satisfactory payment performance as well as cash flow coverage capability supported by current financial statements before First Federal will consider an upgrade to performing status. If the loan maintains a rate at restructuring that is lower than the market rate for similar credits, the loan will remain classified as a TDR until such time as it is paid off or restructured at prevailing rates and terms. First Federal may consider moving the loan to accruing status after six months of satisfactory payment performance.

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

Loan modifications constitute a TDR if First Federal for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. For loans that are considered TDRs, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or, as a practical expedient, it may measure impairment based on the observable market price of the loan or the fair value of the collateral even though TDRs are not expected to be deemed collateral dependent. If the TDR is deemed collateral dependent, then reserves are calculated based on the fair value of the collateral. The difference between the carrying value and fair value of the loan is recorded as a valuation allowance.

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

The Senior Preferred Shares qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Senior Preferred Shares were not subject to any contractual restrictions on transfer, except that the U.S. Treasury or any of its transferees could affect any transfer that, as a result of such transfer, would require the Company to become subject to the periodic reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

In June 2012, the U.S. Treasury sold its preferred stock of the Company through a public offering structured as a modified Dutch auction. The Company bid on its preferred stock in the auction after receiving approval from its regulators. The clearing price per share for the preferred shares was $962.66 (compared to a par value of $1,000.00 per share) and the Company was successful in repurchasing 16,560 of the 37,000 preferred shares outstanding through the auction process. The Company also successfully acquired an additional 19,440 preferred shares in the secondary market prior to the end of the second quarter. The clearing prices per share for the preferred shares purchased in the secondary market were as follows: 1,100 shares at $997.50, 1,500 shares at $1,000.00 and 16,840 shares at $998.75.

On July 18, 2012, the Company purchased the remaining 1,000 preferred shares at par value to complete the entire repurchase of the 37,000 preferred shares.

The net balance sheet impact of the repurchase was a reduction to stockholders’ equity of $36.4 million which is comprised of a decrease in preferred stock of $37.0 million and a $642,000 increase to retained earnings related to the discount on the shares repurchased, which is also included in net income applicable to common shares for purposes of calculating earnings per share.

Included in the 2012 operating results is $181,000 of costs incurred by the Company related to the U.S. Treasury’s offering. All these costs were incurred in the second quarter of 2012. These costs are not tax-deductible.

Balance Sheet Restructure

In October 2012, the Company executed a balance sheet restructuring strategy to enhance the Company’s current and future profitability while increasing its capital ratios and protecting the balance sheet from rising rates. The strategy required taking an after tax loss of approximately $260,000 by selling $60 million in securities for a gain of $1.6 million and paying off $62 million in FHLB advances with a prepayment penalty of $2.0 million. The ongoing positive effects of this strategy: 1) increases the net interest margin and net interest income, 2) improves all capital ratios and 3) increases return on average assets and return on average equity.

Changes in Financial Condition

At September 30, 2012, First Defiance's total assets, deposits and stockholders' equity amounted to $2.06 billion, $1.61 billion and $255.1 million, respectively, compared to $2.07 billion, $1.60 billion and $278.1 million, respectively, at December 31, 2011.

Net loans receivable (excluding loans held for sale) increased $32.0 million to $1.49 billion. The variances in loans receivable between September 30, 2012 and December 31, 2011 include increases in commercial loans (up $16.5 million), commercial real estate loans (up $16.4 million) and one to four family residential real estate loans (up $6.7 million), partially offset by decreases in home equity and improvement loans (down $10.6 million), consumer loans (down $2.1 million) and construction loans (down $0.1 million).

The investment securities portfolio increased $36.1 million to $269.7 million at September 30, 2012 from $233.6 million at December 31, 2011. The increase is the result of $91.5 million of securities being purchased during the first nine months of 2012, offset by $19.8 million of securities maturing or being called in the period, principal pay downs of $29.8 million in CMOs and mortgage-backed securities, and $8.0 million of securities being sold. There was an unrealized gain in the investment portfolio of $10.1 million at September 30, 2012 compared to an unrealized gain of $7.2 million at December 31, 2011.

Deposits increased from $1.60 billion at December 31, 2011 to $1.61 billion as of September 30, 2012. Of the $13.1 million increase, interest-bearing demand deposits and money market accounts increased $27.5 million to $636.5 million, savings accounts increased $11.1 million to $166.2 million and non-interest-bearing demand deposits increased $25.4 million to $271.3 million. These increases were somewhat offset by a decline in retail time deposits of $42.4 million to $533.1 million and broker/national certificates of deposit decreasing by $8.4 million to $2.3 million.

Stockholders’ equity decreased from $278.1 million at December 31, 2011 to $255.1 million at September 30, 2012. The decreases in stockholders’ equity were the result of recording $1.5 million of common stock dividends being paid and $900,000 of accrued dividends on preferred stock, and $36.4 million being paid to redeem the outstanding preferred shares as described above in the Participation in the U.S. Treasury Capital Purchase Program section. The decreases were partially offset by net income of $13.5 million.

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

	Three Months Ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,481,995	$18,024	4.84%	$1,419,987	$19,519	5.45%
Securities	274,327	2,245	3.37	220,040	2,220	4.10
Interest bearing deposits	72,738	43	0.24	183,199	110	0.24
FHLB stock	20,655	213	4.10	20,655	203	3.90
Total interest-earning assets	1,849,715	20,525	4.44	1,843,881	22,052	4.76
Non-interest-earning assets	197,424			212,230
Total assets	$2,047,139			$2,056,111

Interest-bearing liabilities:
Deposits	$1,339,333	$1,909	0.57%	$1,353,009	$2,791	0.82%
FHLB advances	81,812	759	3.69	88,146	768	3.46
Notes payable	50,610	83	0.65	55,149	127	0.91
Subordinated debentures	36,141	172	1.89	36,195	333	3.65
Total interest-bearing liabilities	1,507,896	2,923	0.77	1,532,499	4,019	1.04
Non-interest bearing deposits	266,416	-		230,164	-
Total including non-interest bearing demand deposits	1,774,312	2,923	0.66	1,762,663	4,019	0.90
Other non-interest-bearing liabilities	21,235			21,712
Total liabilities	1,795,547			1,784,375
Stockholders' equity	251,592			271,736
Total liabilities and stockholders' equity	$2,047,139			$2,056,111
Net interest income; interest rate spread		$17,602	3.67%		$18,033	3.72%
Net interest margin (3)			3.80%			3.89%
Average interest-earning assets to average interest-bearing liabilities			123%			120%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,467,038	$54,925	5.00%	$1,436,505	$59,650	5.57%
Securities	261,628	6,775	3.58	195,640	6,218	4.33
Interest bearing deposits	128,711	249	0.26	190,776	351	0.25
FHLB stock	20,655	656	4.24	20,890	662	4.25
Total interest-earning assets	1,878,032	62,605	4.45	1,843,811	66,881	4.86
Non-interest-earning assets	198,740			211,388
Total assets	$2,076,772			$2,055,199

Interest-bearing liabilities:
Deposits	$1,357,499	$6,394	0.63%	$1,362,239	$9,648	0.95%
FHLB advances	81,823	2,260	3.69	97,610	2,442	3.35
Notes payable	52,312	284	0.73	55,341	397	0.96
Subordinated debentures	36,179	813	3.00	36,219	945	3.50
Total interest-bearing liabilities	1,527,813	9,751	0.85	1,551,409	13,432	1.16
Non-interest bearing deposits	257,540	-		226,287	-
Total including non-interest bearing demand deposits	1,785,353	9,751	0.73	1,777,696	13,432	1.01
Other non-interest-bearing liabilities	20,595			17,568
Total liabilities	1,805,948			1,795,264
Stockholders' equity	270,824			259,935
Total liabilities and stockholders' equity	$2,076,772			$2,055,199
Net interest income; interest rate spread		$52,854	3.60%		$53,449	3.70%
Net interest margin (3)			3.78%			3.89%
Average interest-earning assets to average interest-bearing liabilities			123%			118%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended September 30, 2012 and 2011

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2012 was $5.4 million compared to net income of $4.1 million for the comparable period in 2011. Net income applicable to common shares was $5.4 million for the third quarter of 2012 compared to $3.6 million for the comparable period in 2011. On a per share basis, basic and diluted earnings per common share for the three months ended September 30, 2012 were $0.56 and $0.54, respectively, compared to basic and diluted earnings per common share of $0.37 and $0.36, respectively, for the quarter ended September 30, 2011.

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

Net interest income was $17.2 million for the quarter ended September 30, 2012, a decrease from $17.6 million for the same period in 2011. The tax-equivalent net interest margin was 3.80% for the quarter ended September 30, 2012 compared to 3.89% for the same period in 2011. The decrease in margin between the 2011 and 2012 third quarters is mainly due to a decline in the interest rate spread, which decreased to 3.67% in the third quarter of 2012 from 3.72% for the same period in 2011. The decrease in spread occurred due to interest-earning asset yields decreasing by 32 basis points (to 4.44% in the third quarter of 2012 from 4.76% for the same period in 2011), which was partially offset by the cost of interest-bearing liabilities between the two periods decreasing 27 basis points (to 0.77% in the third quarter of 2012 from 1.04% in the same period in 2011).

Total interest income decreased by $1.6 million or 7.2% to $20.1 million for the quarter ended September 30, 2012 from $21.7 million for the same period in 2011. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 61 basis points to 4.84% at September 30, 2012. Interest income from loans decreased to $18.0 million for the quarter ended September 30, 2012 compared to $19.5 million for the same period in 2011, which represents a decline of 7.6%.

Interest expense decreased by $1.1 million in the third quarter of 2012 compared to the same period in 2011, to $2.9 million from $4.0 million. This decrease was due to a 27 basis point decline in the average cost of interest-bearing liabilities in the third quarter of 2012. Interest expense related to interest-bearing deposits was $1.9 million in the third quarter of 2012 compared to $2.8 million for the same period in 2011. Interest expense recognized by the Company related to subordinated debentures was $172,000 in the third quarter of 2012 compared to $333,000 for the same period in 2011. Expenses on FHLB advances and securities sold under repurchase agreements were $759,000 and $83,000 respectively in the third quarter of 2012 compared to $768,000 and $127,000 respectively for the same period in 2011.

Provision for Loan Losses.

The allowance for loan losses represents management’s assessment of the estimated probable credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of all commercial loan and commercial real estate loan relationships that exceed $1 million of aggregate exposure over a twelve month period. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

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

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling eight quarters ending September 30, 2012.

The stratification of the loan portfolio resulted in a quantitative general allowance of $18.0 million at September 30, 2012 compared to $19.5 million at December 31, 2011.

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

The qualitative analysis at September 30, 2012 indicated a general reserve of $7.6 million compared with $6.5 million at December 31, 2011. The increase was due to several qualitative factors adjusted in the third quarter of 2012. The environmental factors were increased for consumer loans due to the continued stress on the unsecured portion of home equity loans and the higher quantitative trend. The reason for the increase in home equity is also based on a higher quantitative trend as well as added stress on second mortgages in this environment. A positive for the third quarter of 2012 was that thirteen of the fourteen counties in the Company’s footprint were at or below the national unemployment average of 7.6% as of September 30, 2012. The unemployment rates in August 2012 ranged from a low of 5.2% to a high of 8.8% compared to the unemployment rates in December 2011 ranging from a low of 7.4% to a high of 13.3%. August was the last month available for unemployment rates when preparing this report, except for Allen County, Indiana where September was available.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the third quarter of 2012 was $705,000, compared to $3.1 million for the same period in 2011. The allowance for loan losses was $26.3 million and $33.3 million and represented 1.74% and 2.24% of loans, net of undisbursed loan funds and deferred fees and costs, as of September 30, 2012 and December 31, 2011, respectively. The provision of $705,000 was offset by charge offs of $1.6 million and recoveries of $770,000 resulting in a slight decrease to the overall allowance for loan loss at September 30, 2012. The stability in the level of the allowance for loan loss is supported by the overall improvement in asset quality evidenced by the continued decline in loan delinquencies and classified loans. Total charge-offs declined sharply from the first and second quarters of 2012 when established specific reserves were charged off and further updated collateral values on collateral dependent loans resulted in a high level of charge offs. In management’s opinion, the overall allowance for loan losses of $26.3 million as of September 30, 2012 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the third quarter of 2012, First Defiance recorded OREO write-downs that totaled $36,000 compared to write-downs of $93,000 for the same period in 2011. These write-downs are primarily due to decreasing the liquidation values in order to spur interest in our market areas to sell these properties. These amounts are included in other non-interest expense. Management believes that the values recorded at September 30, 2012 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $90.3 million at September 30, 2012, compared to $122.5 million at December 31, 2011. First Federal also has classified $0 of loans doubtful at September 30, 2012, compared to $10,000 at December 31, 2011.

First Federal’s ratio of allowance for loan losses to non-performing loans was 62.5% at September 30, 2012 compared with 77.9% at December 31, 2011. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at September 30, 2012 are appropriate. The Company did experience a decrease in non-accrual loans in the third quarter of 2012. Of the total non-accrual loans, $23.4 million or 62.0% are 90 days or less past due and paying in accordance with the terms of the note.

At September 30, 2012, First Defiance had total non-performing assets of $45.0 million, compared to $46.3 million at December 31, 2011. Non-performing assets include loans that are 90 days past due, troubled debt restructured loans and real estate owned and other assets held for sale. Non-performing assets at September 30, 2012 and December 31, 2011 by category were as follows:

Table 1 – Non-Performing Asset

	September 30,	December 31,
	2012	2011
	(In thousands)
Non-performing loans:
Single-family residential	$5,784	$3,890
Construction	-	-
Non-residential and multi-family residential real estate	24,991	28,150
Commercial	6,670	6,884
Consumer finance	15	10
Home equity and improvement	343	394
Troubled debt restructured loans, accruing	4,305	3,380
Total non-performing loans	42,108	42,708
Real estate owned and repossessed assets	2,843	3,628
Total non-performing assets	$44,951	$46,336

Allowance for loan losses as a percentage of total loans*	1.74%	2.24%
Allowance for loan losses as a percentage of non-performing assets	58.53%	71.77%
Allowance for loan losses as a percentage of non-performing loans	62.48%	77.86%
Total non-performing assets as a percentage of total assets	2.19%	2.24%
Total non-performing loans as a percentage of total loans*	2.78%	2.87%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The largest category in non-performing loans is commercial real estate loans. The balance of this type of non-performing loan was $3.2 million lower at September 30, 2012 compared to December 31, 2011.

Non-performing loans in the commercial real estate category represented 3.15% of the total loans in those categories at September 30, 2012 compared to 3.63% for the same category at December 31, 2011. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the third quarter of 2012 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the nine months ended and as of September 30, 2012, commercial real estate, which represented 51.87% of total loans, accounted for 65.76% of net charge-offs and 66.11% of nonaccrual loans, and commercial loans, which represented 23.93% of total loans, accounted for 21.06% of net charge-offs and 17.64% of nonaccrual loans. For the nine months ended and as of September 30, 2011, commercial real estate, which represented 51.96% of total loans, accounted for 44.17% of net charge-offs and 73.02% of nonaccrual loans, and commercial loans, which represented 22.99% of total loans, accounted for 39.71% of net charge-offs and 17.56% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Nine Months Ended September 30, 2012		As of September 30, 2012
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$1,389	9.11%	$5,784	15.30%
Construction	-	0.00%	-	0.00%
Commercial real estate	10,029	65.76%	24,991	66.11%
Commercial	3,212	21.06%	6,670	17.64%
Consumer	29	0.19%	15	0.04%
Home equity and improvement	591	3.88%	343	0.91%
Total	$15,250	100.00%	$37,803	100.00%

	For the Nine Months Ended September 30, 2011		As of September 30, 2011
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$609	11.04%	$4,017	8.32%
Construction	-	0.00%	60	0.12%
Commercial real estate	2,437	44.17%	35,268	73.02%
Commercial	2,191	39.71%	8,478	17.56%
Consumer	25	0.46%	20	0.04%
Home equity and improvement	255	4.62%	454	0.94%
Total	$5,517	100.00%	$48,297	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	3rd 2012	2nd 2012	1st 2012	4th 2011	3rd 2011
	(Dollars in Thousands)

Allowance at beginning of period	$26,409	$28,833	$33,254	$38,110	$40,530
Provision for credit losses	705	4,097	3,503	4,099	3,097
Charge-offs:
Residential	217	584	738	666	647
Commercial real estate	780	5,448	4,496	6,737	2,622
Commercial	355	486	2,666	1,423	2,533
Consumer finance	19	14	41	28	36
Home equity and improvement	203	254	211	251	290
Total charge-offs	1,574	6,786	8,152	9,105	6,128
Recoveries	770	265	228	150	611
Net charge-offs	804	6,521	7,924	8,955	5,517
Ending allowance	$26,310	$26,409	$28,833	$33,254	$38,110

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
Residential	$2,996	13.75%	$3,104	13.94%	$3,373	13.58%	$4,095	13.55%	$4.023	12.86%
Construction	63	2.06%	48	1.52%	73	2.44%	4 63	2.10%	69	2.39%
Commercial real estate	16,260	51.87%	16,562	51.33%	19,031	53.10%	20,490	51.70%	24,523	51.96%
Commercial	5,103	23.92%	5,087	24.64%	4,693	21.97%	6 6,576	23.25%	7,804	22.99%
Consumer	147	1.10%	140	1.13%	178	1.19%	174	1.26%	219	1.34%
Home equity and improvement	1,741	7.30%	1,468	7.44%	1,485	7.72%	1,856	8.14%	1,472	8.47%
	$26,310	100.00%	$26,409	100.00%	$28,833	100.00%	$33,254	100.00%	$38,110	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011
Allowance for loan losses / loans*	1.74%	1.76%	1.96%	2.24%	2.61%
Allowance for loan losses to net charge-offs	3,272.39%	404.98%	363.87%	371.35%	690.77%
Allowance for loan losses / non-performing assets	58.53%	54.09%	54.84%	71.77%	66.82%
Allowance for loan losses / non-performing loans	62.48%	58.32%	58.64%	77.86%	74.39%
Non-performing assets / loans plus REO*	2.97%	3.25%	3.56%	3.11%	3.89%
Non-performing assets / total assets	2.19%	2.36%	2.45%	2.24%	2.77%
Net charge-offs / average loans (annualized)	0.22%	1.78%	2.18%	2.49%	1.55%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $923,000 in the third quarter of 2012 to $7.8 million from $6.9 million for the same period in 2011.

Service Fees. Service fees and other charges decreased by $281,000 or 9.2% in the third quarter of 2012 compared to the same period in 2011.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending September 30, 2012 and 2011 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $1.1 million and $1.5 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $11,000 at September 30, 2012, $67,000 at December 31, 2011 and $60,000 at September 30, 2011.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $865,000 to $2.2 million for the third quarter of 2012 compared to $1.4 million for the same period of 2011. This increase was primarily due to higher loan origination volume for the quarter, the result of higher refinancing activity due to lower interest rates on conforming saleable mortgage-based products in the third quarter of 2012 compared to the same period in 2011. Gains realized from the sale of mortgage loans increased in the third quarter of 2012 to $2.9 million from $2.1 million in the same period of 2011. The amortization of mortgage servicing rights expense increased $339,000 to $892,000 in the third quarter of 2012 compared to $553,000 in the same period in 2011. The Company recorded a negative valuation adjustment of $600,000 on mortgage servicing rights in the third quarter of 2012 compared to a negative valuation adjustment of $1.1 million for the same period of 2011. The negative valuation adjustments in the third quarter of 2012 and 2011 were driven by a decline in the fair values of certain sectors of the Company’s portfolio of mortgage servicing rights.

Insurance and Investment Sales Commissions. Income from the sale of insurance and investment products decreased $90,000 in the third quarter of 2012 to $2.0 million, relatively flat with the same period of 2011.

Impairment of Securities. First Defiance did not have any other-than-temporary impairment (“OTTI”) charges in the third quarter of 2012 and for the same period in 2011 reflecting a more stable environment relating to its Trust Preferred Collateralized Debt Obligation (“CDO”) investments. In June 2012, the Company was notified that its Preferred Term Security VI was redeemed through an auction process. The security was redeemed at full price with proceeds being received in July 2012. This security had previously identified OTTI of $80,000. The previous OTTI amount was recorded as a yield adjustment in interest income in June 2012.

Other non-interest income. Other non-interest income increased $350,000 to $316,000 in the third quarter of 2012 from a loss of $34,000 for the same period in 2011. This increase is mainly attributable to the increase in the value of the assets of the deferred compensation plan of $75,000 in the third quarter of 2012 compared to a decrease of those assets of $285,000 for the same period in 2011.

Non-Interest Expense.

Non-interest expense increased to $16.5 million for the third quarter of 2012 compared to $15.5 million for the same period in 2011.

Occupancy Expenses. Occupancy expenses increased by $391,000 to $2.2 million for the quarter ended September 30, 2012 from $1.8 million for the same period in 2011. The increase is mainly attributable to an increase in deferred rent liabilities of approximately $366,000 in the third quarter of 2012.

Other Non-Interest Expenses. Other non-interest expenses increased by $504,000 to $3.2 million for the quarter ended September 30, 2012 from $2.7 million for the same period in 2011. The main driver behind the increase between the 2012 and 2011 third quarters is a $107,000 increase in the value of the liabilities of the deferred compensation plan for the third quarter of 2012 compared to a decrease in those liabilities of $283,000 for the same period in 2011.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the third quarter of 2012 was 65.07% compared to 62.12% for the same period in 2011.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 30.3% for the quarter ended September 30, 2012 compared to 31.7% for the same period in 2011. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Nine Months Ended September 30, 2012 and 2011

On a consolidated basis, First Defiance’s net income for the nine months ended September 30, 2012 was $13.5 million compared to income of $11.5 million for the comparable period in 2011. Net income applicable to common shares was $12.9 million for the nine months ended September 30, 2012 compared to $10.0 million for the comparable period in 2011. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2012 were $1.33 and $1.29, respectively, compared to basic and diluted earnings per common share of $1.08 and $1.06, respectively, for the comparable period in 2011.

Net Interest Income.

Net interest income was $51.6 million for the nine months ended September 30, 2012 compared to $52.4 million for the same period in 2011. For the nine month period ended September 30, 2012, total interest income was $61.4 million, a $4.4 million decrease from the same period in 2011. Despite average earning assets increasing $34.2 million in the first nine months of 2012, the average yield declined 41 basis points as a result of a lower rate environment.

Interest expense decreased by $3.6 million to $9.8 million for the nine months ended September 30, 2012 compared to $13.4 million for the same period in 2011. Average cost of interest-bearing liabilities for the nine months ending September 30, 2012 declined to 0.85%, a 31 basis point decrease from the 1.16% average cost in the first nine months of 2011 is the result of the continued low rate environment which has given management opportunities to re-price on the liability side.

Provision for Loan Losses.

The provision for loan losses was $8.3 million for the nine months ended September 30, 2012, compared to $8.3 million during the nine months ended September 30, 2011. Charge-offs for the first nine months of 2012 were $16.5 million and recoveries of previously charged off loans totaled $1.3 million for net charge-offs of $15.2 million. By comparison, $12.3 million of charge-offs were recorded in the same period of 2011 and $1.0 million of recoveries were realized for net charge-offs of $11.3 million.

Non-Interest Income.

Total non-interest income increased to $24.2 million for the nine months ended September 30, 2012 from $19.6 million recognized in the same period of 2011.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 52.2% to $6.9 million for the nine months ended September 30, 2012 from $4.5 million for the same period of 2011. Gains realized from the sale of mortgage loans increased $3.9 million to $7.9 million for the first nine months of 2012 from $4.0 million during the same period of 2011. Mortgage loan servicing revenue remained flat at $2.5 million in the first nine months of 2012 compared to the same period of 2011. The increase in gains were partially offset by an expense increase of $1.3 million for the amortization of mortgage servicing rights in the first nine months of 2012 when compared to 2011. The Company recorded a negative valuation adjustment of $855,000 in the first nine months of 2012 compared to a negative adjustment of $585,000 in the first nine months of 2011.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $1.6 million, to $6.7 million for the nine months ended September 30, 2012, from $5.1 million during the same period in 2011. This is the result of receiving more contingent commission income in the first nine months of 2012 compared to the same period of 2011. In 2012, $508,000 was received compared to $329,000 in 2011. The insurance agency acquired from PDI in July 2011 added approximately $1.9 million in revenue in the first nine months of 2012 compared to $583,000 for the same period in 2011.

Impairment on Securities. First Defiance did not have any OTTI charges in the first nine months of 2012 reflecting a more stable environment relating to its CDO investments. In the first nine months of 2011, First Defiance recognized OTTI charges of $2,200 for one impaired investment security, where in management’s opinion, the value of the investment will not be fully recovered. The OTTI charge related to one CDO investment with a remaining book value of $902,000.

Non-Interest Expense.

Non-interest expense increased to $48.2 million for the first nine months of 2012 compared to $47.2 million for the same period in 2011.

Compensation and Benefits. Compensation and benefits increased to $24.8 million for the nine months ended September 30, 2012 from $23.5 million for the same period in 2011. The increase is mainly attributable to the July 2011 insurance acquisition that added approximately $1.2 million in compensation and benefits expense in the first nine months of 2012 compared to $415,000 for the same period in 2011. Also, the Company experienced an increase in commission expense as a result of the increased insurance activity.

FDIC Insurance Premiums. FDIC expense decreased to $2.0 million in the first nine months of 2012, from $2.3 million in the same period in 2011. This decrease was the result of the change in the rate assessment calculation in September 2011 affected by the Dodd-Frank legislation.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) decreased by $64,000 to $15.7 million for the first nine months of 2012 from $15.8 million for the same period in 2011. Year-over-year decreases between 2012 and 2011 include a reduction in secondary market buy-back losses of $201,000 as a result of underwriting issues identified in the first nine months of 2011 after the loans had been sold and a $766,000 reduction in other credit related costs which includes credit, collection and other real estate owned expenses. The year-over-year decreases are mainly offset by increases in data processing expenses in 2012 as a result of implementation of various projects throughout the year.

The efficiency ratio for the first nine months of 2012 was 63.04% compared to 64.59% for the same period of 2011.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of “liquid” assets to meet short-term funding requirements.

First Defiance had $33.6 million of cash provided by operating activities during the first nine months of 2012. The Company’s cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At September 30, 2012, First Federal had $81.4 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $292.0 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $63.1 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

The ALCO uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of September 30, 2012 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the nine months ended September 30, 2012 and the year-ended December 31, 2011.

September 30, 2012
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	428,384	60,172	16.34%
+ 300 bp	419,141	50,929	13.83%
+ 200 bp	406,817	38,605	10.48%
+ 100 bp	391,263	23,051	6.26%
0 bp	368,212	–	–

December 31, 2011
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	471,564	64,772	15.92%
+ 300 bp	460,756	53,964	13.27%
+ 200 bp	447,035	40,243	9.89%
+ 100 bp	430,361	23,570	5.79%
0 bp	406,792	–	–

Capital Resources

Capital is managed at First Federal and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity and operational risks inherent in our business, as well as flexibility needed for future growth and new business opportunities.

Capital Purchase Plan Capital

During 2008, First Defiance received $37.0 million of equity capital by issuing 37,000 shares of Preferred Stock to the U.S. Department of Treasury, and a ten-year warrant to purchase up to 550,595 shares of First Defiance’s common stock, par value $0.01 per share, at an exercise price of $10.08 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital.

In June 2012, the U.S. Treasury sold its preferred stock of the Company through a public offering structured as a modified Dutch auction. The Company bid on its preferred stock in the auction after receiving approval from its regulators. The clearing price per share for the preferred shares was $962.66 (compared to a par value of $1,000.00 per share) and the Company was successful in repurchasing 16,560 of the 37,000 preferred shares outstanding through the auction process. Included in the second quarter of 2012 operating results was $181,000 of costs incurred by the Company related to the offering. These costs were not tax-deductible. The Company had also successfully acquired an additional 19,440 preferred shares in the secondary market prior to the end of the second quarter. The net balance sheet impact was a reduction to stockholders’ equity of $35.4 million which is comprised of a decrease in preferred stock of $36.0 million and a $642,000 increase to retained earnings related to the discount on the shares repurchased. In July, the Company acquired the remaining 1,000 preferred shares to complete the entire repurchase of the 37,000 preferred shares.

Capital Adequacy

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of the Comptroller of the Currency. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2012 (in thousands).

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$221,922	11.20%	$79,285	4.0%	$99,106	5.0%
First Federal Bank	$209,917	10.61%	$79,136	4.0%	$98,820	5.0%
Total Capital (to Risk Weighted Assets) (1)
Consolidated	$242,993	14.46%	$134,438	8.0%	$168,048	10.0%
First Federal Bank	$230,965	13.76%	$134,287	8.0%	$167,859	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.98 billion and $1.98 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.68 billion and $1.68 billion for consolidated and the bank, respectively.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2012.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, using September 30, 2012 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

First Defiance Financial Corp.
(Registrant)

Date: November 9, 2012	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: November 9, 2012	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

