Form 10-K
period 2012-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2013-02-28
CIK 946647

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended                     December 31, 2012

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

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2012 was approximately $160.6 million.

As of February 21, 2013, there were issued and outstanding 9,729,466 shares of the Registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2013 Annual Shareholders’ Meeting.

First Defiance Financial Corp.

Annual Report on Form 10-K

PART I

Item 1. Business

First Defiance Financial Corp. (“First Defiance” or “the Company”) is a unitary thrift holding company that, through its subsidiaries, First Federal Bank of the Midwest (“First Federal”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management Inc. (collectively, “the Subsidiaries”), focuses on traditional banking and property and casualty, life and group health insurance products. First Federal’s banking activities include originating and servicing residential, commercial, and consumer loans and providing a broad range of depository services. First Insurance’s activities consist primarily of selling property and casualty, life and group health insurance products. First Defiance Risk Management was incorporated on December 20, 2012, as a wholly-owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

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

The Company’s operating objectives include expansion, diversification within its markets, growth of its fee-based income and growth internally and through acquisitions of financial institutions, branches and financial services businesses. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and possess either significant market area presence or have the potential for improved profitability through financial management, economies of scale and expanded services. The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in any future transaction.

At December 31, 2012, the Company had consolidated assets of $2.05 billion, consolidated deposits of $1.67 billion, and consolidated stockholders’ equity of $258.1 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

First Defiance's website, www.fdef.com contains a hyperlink under the Investor Relations section to EDGAR where the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after First Defiance has filed the report with the SEC.

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

On March 14, 2008, First Defiance completed the acquisition of Pavilion Bancorp, Inc (“Pavilion”) and its subsidiary, Bank of Lenawee. That acquisition added eight banking branch offices located in Lenawee and Hillsdale counties in Michigan. The one branch in Hillsdale County that was acquired in the Pavilion acquisition was closed in January 2010. On January 21, 2005, First Defiance completed the acquisition of ComBanc, Inc. (“ComBanc”) and its subsidiary, the Commercial Bank, Delphos, Ohio. That acquisition added four branch offices located in Allen County, Ohio, which was adjacent to First Defiance’s existing footprint. On April 8, 2005, First Defiance completed the acquisition of the Genoa Savings and Loan Company, (“Genoa”) which added three offices in the metropolitan Toledo, Ohio area.

First Federal is primarily engaged in community banking. It attracts deposits from the general public through its offices and uses those and other available sources of funds to originate residential real estate loans, non-residential real estate loans, commercial loans, home improvement and home equity loans and consumer loans. In addition, First Federal invests in U.S. Treasury and federal government agency obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities that are issued by federal agencies, including real estate mortgage investment conduits (“REMICs”) and collateralized mortgage obligations (“CMOs”), and corporate bonds. First Federal’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). First Federal is a member of the Federal Home Loan Bank (“FHLB”) System.

First Insurance Group of the Midwest: First Insurance is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business in the Defiance, Archbold, Maumee, Oregon, Bryan and Bowling Green, Ohio areas. First Insurance offers property and casualty insurance, life insurance and group health insurance. On July 1, 2011, First Insurance acquired Payak-Dubbs Insurance Agency, Inc. (“PDI”) headquartered in Maumee and Oregon, Ohio. In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency. See Note 3 – Acquisitions in the Notes to the financial statements for additional information.

First Defiance Risk Management: First Defiance Risk Management was incorporated on December 20, 2012, as a wholly-owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

Securities

First Defiance’s securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee. The Chief Financial Officer of First Federal, Chief Executive Officer of First Federal, and the Chief Executive Officer of First Defiance can each approve transactions up to $3 million. Two of the three officers are required to approve transactions between $3 million and $5 million. All transactions in excess of $5 million must be approved by the Board of Directors.

First Defiance’s investment portfolio includes 41 CMO and REMIC issues totaling $57.5 million, all of which are fully amortizing securities. Management does not believe the risks associated with any of its CMO or REMIC investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance did not have any off-balance sheet derivative securities at December 31, 2012.

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

The carrying value of securities at December 31, 2012 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Rate	Years	Rate	Years	Rate	Years	Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$6,222	3.80%	$14,687	3.71%	$8,094	3.54%	$2,380	3.26%	$31,383	3.64%
CMOs	15,995	3.89	28,522	3.42	11,076	2.96	1,873	2.53	57,466	3.44
U.S. treasury bonds	1,000	0.63	-	-	-	-	-	-	1,000	0.63
U.S. government and federal agency obligations	-	-	4,000	2.18	7,000	1.86	-	-	11,000	1.97
Obligations of states and political subdivisions (1)	250	5.49	2,985	3.36	26,164	3.48	46,204	3.93	75,603	3.76
Trust preferred stock and preferred stock	-	-	-	-	17	-	3,640	2.26	3,657	2.25
Corporate bonds	-	-	9,000	0.83	-	-	-	-	9,000	0.83
Total	$23,467		$59,194		$52,351		$54,097		$189,109
Unamortized premiums/ (discounts)									(1,963)
Unrealized gain on securities available for sale									7,463
Total									$194,609

(1) Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

	December 31
	2012	2011	2010
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$11,069	$17,085	$11,985
U.S. treasury bonds	1,002	2,010	-
Obligations of state and political subdivisions	82,611	71,503	52,750
CMOs, REMICS and mortgage-backed securities	88,927	132,619	95,174
Trust preferred stock and preferred stock	1,608	1,450	1,546
Corporate bonds	8,884	8,252	3,797
Total	$194,101	$232,919	$165,252

Held-to-maturity securities:
Mortgage-backed securities	$291	$353	$440
Obligations of state and political subdivisions	217	308	399
Total	$508	$661	$839

For additional information regarding First Defiance’s investment portfolio, refer to Note 5 – Investment Securities to the consolidated financial statements.

Interest-Bearing Deposits

The Company had $91.0 million and $143.0 million in overnight investments at the Federal Reserve at December 31, 2012 and 2011, respectively, which amount is included in interest-bearing deposits. First Defiance had interest-earning deposits in the FHLB of Cincinnati and other financial institutions amounting to $1.7 million and $1.6 million at December 31, 2012 and 2011, respectively.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2012, First Federal serviced 13,927 loans totaling $1.33 billion. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to Freddie Mac, Fannie Mae and FHLB. At December 31, 2012, 59.16%, 39.36% and 1.38% of the Company’s sold loans were to Freddie Mac, Fannie Mae and FHLB, respectively.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31
	2012			2011			2010
			Percentage			Percentage			Percentage
	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate
	of	Principal	Principal	of	Principal	Principal	of	Principal	Principal
Rate	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
	(Dollars in Thousands)

Less than 5.00%	8,601	$949,306	71.45%	6,287	$696,666	54.84%	5,074	$576,628	45.22%
5.00% - 5.99%	3,218	243,077	18.29	4,457	370,355	29.15	5,059	437,984	34.35
6.00% - 6.99%	1,746	116,855	8.80	2,383	177,353	13.96	2,923	229,524	18.00
7.00% - 7.99%	322	18,055	1.36	402	24,288	1.91	468	29,047	2.28
8.00% - 8.99%	35	1,231	0.09	42	1,523	0.12	49	1,719	0.13
9.00% and over	5	193	0.01	5	202	0.02	7	278	0.02
Total	13,927	$1,328,717	100.00%	13,576	$1,270,387	100.00%	13,580	$1,275,180	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	2012				2011				2010
Maturity	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount	Number of Loans	% of Number of Loans	Unpaid Principal Amount	% of Unpaid Principal Amount
	(Dollars in Thousands)

1–5 years	507	3.64%	$10,537	0.79%	375	2.76%	$6,267	0.49%	400	2.95%	$12,692	1.00%
6–10 years	4,030	28.94	395,066	29.73	1,677	12.35	72,700	5.72	1,961	14.44	90,706	7.11
11–15 years	1,391	9.99	134,916	10.16	3,326	24.50	310,369	24.43	2,944	21.68	273,714	21.46
16–20 years	1,846	13.25	163,929	12.34	1,026	7.56	99,650	7.84	865	6.37	84,865	6.66
21–25 years	1,370	9.84	60,618	4.56	2,347	17.29	220,429	17.35	2,426	17.86	231,232	18.13
More than 25 years	4,783	34.34	563,651	42.42	4,825	35.54	560,972	44.17	4,984	36.70	581,971	45.64
Total	13,927	100.00%	$1,328,717	100.00%	13,576	100.00%	$1,270,387	100.00%	13,580	100.00%	$1,275,180	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose.” At December 31, 2012, First Federal’s limit on loans-to-one borrower was $36.3 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $30.6 million, $27.2 million, $25.5 million, $23.9 million and $23.0 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2012.

Loan Portfolio Composition – The net increase or (decrease) in net loans receivable over the prior year was $44.7 million, ($24.6 million) and ($102.2 million) at December 31, 2012, 2011, and 2010, respectively. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating property totaled $355.4 million at December 31, 2012, which represents 23% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Single family residential	$200,826	13.0%	$203,401	13.6%	$205,938	13.5%	$227,592	13.8%	$251,807	15.4%
Five or more family residential	122,275	7.9	126,246	8.4	120,534	7.9	103,169	6.3	78,427	4.8
Nonresidential real estate	675,110	43.7	649,746	43.3	646,478	42.2	703,721	42.8	677,313	41.3
Construction	37,788	2.5	31,552	2.1	30,340	2.0	48,625	3.0	72,938	4.4
Total real estate loans	1,035,999	67.1	1,010,945	67.4	1,003,290	65.6	1,083,107	65.9	1,080,485	65.9

Other:
Consumer finance	15,936	1.0	18,887	1.3	22,848	1.5	34,105	2.0	41,012	2.5
Commercial	383,817	24.9	349,053	23.2	369,959	24.2	379,408	23.1	356,574	21.8
Home equity and improvement	108,718	7.0	122,143	8.1	133,593	8.7	147,977	9.0	161,106	9.8
Total non-real estate loans	508,471	32.9	490,083	32.6	526,400	34.4	561,490	34.1	558,692	34.1
Total loans	1,544,470	100.0%	1,501,028	100.0%	1,529,690	100.0%	1,644,597	100.0%	1,639,177	100.0%
Less:
Loans in process	18,478		13,243		9,267		26,494		20,892
Deferred loan origination fees	735		709		920		981		1,050
Allowance for loan losses	26,711		33,254		41,080		36,547		24,592
Net loans	$1,498,546		$1,453,822		$1,478,423		$1,580,575		$1,592,643

In addition to the loans reported above, First Defiance had $22.1 million, $13.8 million, $18.1 million, $10.3 million, and $11.0 million in loans classified as held for sale at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2012 regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Years After December 31, 2012
	Due Less than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+	Total
	(In Thousands)
Real estate	$300,811	$138,188	$418,785	$102,165	$29,533	$46,517	$1,035,999
Non-real estate:
Commercial	258,184	42,240	79,939	3,454	-	-	383,817
Home equity and improvement	64,760	8,344	31,471	3,557	226	360	108,718
Consumer finance	6,656	4,266	4,771	214	26	3	15,936
Total	$630,411	$193,038	$534,966	$109,390	$29,785	$46,880	$1,544,470

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

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2012 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)

Real estate	$307,820	$427,368	$735,188
Commercial	113,123	12,510	125,633
Other	52,209	1,029	53,238
	$473,152	$440,907	$914,059

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

A commercial loan application is first reviewed and underwritten by one of the commercial loan officers, who may approve credits within their lending limit. Another loan officer with limits sufficient to cover the exposure must approve credits exceeding an individual’s lending limit. All credits which exceed $100,000 in aggregate exposure must be presented for review or approval to the Senior Loan Committee comprised of senior lending personnel. Credits which exceed $2,000,000 in aggregate exposure must be presented for approval to the Executive Loan Committee, a committee of First Federal’s Board of Directors.

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

Adjustable-rate loans represented 7.1% of First Defiance’s total originations of one-to-four family residential mortgage loans in 2012 compared to 5.4% and 6.6% during 2011 and 2010, respectively.

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

The following table shows total loans originated, loan reductions, and the net increase in First Defiance’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2012	2011	2010
	(In Thousands)
Loan originations:
Single family residential	$546,773	$282,321	$420,644
Multi-family residential	28,521	11,401	44,173
Non-residential real estate	191,742	125,884	149,717
Construction	33,557	29,189	11,821
Commercial	603,415	186,338	290,501
Home equity and improvement	32,684	19,063	15,289
Consumer finance	9,722	10,216	12,230
Total loans originated	1,446,414	664,412	944,375
Loans Purchased:	-	25,842	-
Loan reductions:
Loan pay-offs	299,479	227,812	254,537
Loans sold	514,351	266,580	390,908
Periodic principal repayments	580,919	228,810	406,056
	1,394,749	723,202	1,051,501
Net (decrease) increase in total loans and loans held for sale	$51,665	$(32,948)	$(107,126)

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2012, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

One to four family residential real estate	$1,632	0.10%	$728	0.05%	$1,799	0.12%	$4,159	0.27%
Construction	-	0.00	-	0.00	-	0.00	-	0.00
Nonresidential and Multi- family residential	1,482	0.10	2,602	0.17	7,650	0.49	11,734	0.76
Home equity and improvement	2,276	0.15	223	0.01	217	0.01	2,716	0.17
Consumer finance	227	0.01	8	0.00	-	0.00	235	0.01
Commercial	580	0.04	1,338	0.09	3,342	0.22	5,260	0.35
Total	$6,197	0.40%	$4,899	0.32%	$13,008	0.84%	$24,104	1.56%

Overall, the level of delinquencies at December 31, 2012 has decreased from the levels at December 31, 2011, when First Defiance reported that 2.35% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has decreased to 0.84% at December 31, 2012 from 1.47% at December 31, 2011. The level of total loans 60-89 days delinquent increased to 0.32% at December 31, 2012 from 0.29% at December 31, 2011. Overall, the level of loans that were 30 to 59 days past due past due decreased from 0.59% at December 31, 2011 to 0.40% at December 31, 2012. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

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

Impaired loans acquired in the ComBanc, Genoa and Pavilion acquisitions have been accounted for under the provisions of FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Such loans were recorded at their fair value, which was estimated based on the expected cash flow of the acquired loan. In the Genoa acquisition, 10 loan relationships with a stated value of $1.5 million were recorded at $721,000. In the ComBanc acquisition, 12 loan relationships with a stated value of $3.4 million were recorded at $2.0 million. In the Pavilion acquisition, 12 loan relationships with a stated value of $6.4 million were recorded at $4.4 million. Of all these impaired loans that were acquired in an acquisition, as of December 31, 2012, 8 loan relationships remained with a contractual balance of $855,000 and were recorded at $512,000. If management’s expectations about the cash flow of those loans changes over time, the difference will be recognized as a yield adjustment over the remaining life of the respective loan. In 2012, $173,000 of impairment was recognized as a yield adjustment. There were no significant changes in the expected cash flows of the remaining loan relationships in 2012.

Loans originated by First Federal having principal balances of $71.1 million, $47.9 million and $70.9 million were considered impaired as of December 31, 2012, 2011 and 2010, respectively. The increase in impaired loans from 2011 to 2012 is mainly due to the increase in troubled debt restructurings, which increased due primarily to new regulatory guidance released in July of 2012 and discussion with our primary bank regulator. These amounts of impaired loans exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment and credit card loans. There was $1.3 million of interest received and recorded in income during 2012 related to impaired loans. There was $1.6 million and $2.0 million recorded in 2011 and 2010, respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2012, 2011 and 2010 was $2.5 million, $2.3 million, and $2.0 million, respectively. The average recorded investment in impaired loans during 2012, 2011 and 2010 (excluding loans accounted for under FASB ASC Topic 310 Subtopic 30) was $53.3 million, $61.0 million and $64.4 million, respectively. The total allowance for loan losses related to these loans was $1.5 million, $7.2 million, and $16.6 million at December 31, 2012, 2011 and 2010, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2012, First Defiance recognized $416,000 of expense related to write-downs in value of real estate acquired by foreclosure. The balance of real estate owned at December 31, 2012 was $3.8 million.

As of December 31, 2012, First Defiance’s total non-performing loans amounted to $32.6 million or 2.14% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $39.3 million or 2.64% of total loans, at December 31, 2011. Non-performing loans are loans which are more than 90 days past due or on nonaccrual. The nonperforming loan balance includes $28.0 million of loans originated by First Federal also considered impaired or acquired loans accounted for under Topic 310 Subtopic 30.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Nonperforming loans:
One to four family residential real estate	$3,602	$3,890	$7,232	$5,349	$4,584
Construction	-	-	64	675	72
Nonresidential and multi-family residential real estate	23,090	28,150	21,737	24,042	19,979
Commercial	5,661	6,884	11,547	10,615	2,881
Home equity and improvement	217	394	446	451	432
Consumer finance	-	10	14	59	69
Total nonperforming loans	32,570	39,328	41,040	41,191	28,017

Real estate owned	3,805	3,608	9,591	13,413	6,973
Other repossessed assets	-	20	-	114	27
Total repossessed assets	3,805	3,628	9,591	13,527	7,000

Total nonperforming assets	$36,375	$42,956	$50,631	$54,718	$35,017

Restructured loans, accruing	$28,203	$3,380	$6,001	$6,715	$6,250

Total nonperforming assets as a percentage of total assets	1.78%	2.08%	2.49%	2.66%	1.79%
Total nonperforming loans as a percentage of total loans*	2.14%	2.64%	2.70%	2.55%	1.73%
Allowance for loan losses as a percent of total nonperforming assets	73.43%	77.41%	81.14%	66.79%	70.23%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Allowance for Loan Losses – First Defiance maintains an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance for loan loss is made up of two components. The first is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolio based on quantitative and qualitative factors. Quantitative factors are primarily the historical loss experience of the portfolio for the most recent two years. Qualitative factors that may lead the Company to add additional general reserves on the non-impaired loan portfolio include such things as: changes in international, national and local economic business conditions, changes in the value of underlying collateral for collateral dependent loans, changes in the political and regulatory environment and changes in the trends of the loan portfolio.

The second component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual credits. In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is collateral dependent, then any shortfall is charged off. The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. An internal loan review of all loan relationships between $250,000 and $1,000,000 is performed annually. Management also engages a third-party to do an annual review of all loan relationships in excess of $1,000,000. Both of these loan reviews, among other things, independently assess management’s loan grades.

Loans charged-off are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remained static. To the extent that the portfolio grows at a rapid rate or overall quality deteriorates, the provision generally will exceed charge-offs, as happened in 2008 through 2010. However, in certain circumstances, as happened in 2011 and 2012, net charge-offs may exceed the provision for loan losses when management determines that loans previously provided for in the allowance for loan losses are uncollectible and should be charged off or as overall credit improves. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2012, First Defiance’s allowance for loan losses amounted to $26.7 million compared to $33.3 million at December 31, 2011. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Allowance at beginning of year	$33,254	$41,080	$36,547	$24,592	$13,890
Provision for credit losses	10,924	12,434	23,177	23,232	12,585
Allowance acquired in acquisitions	-	-	-	-	4,258
Charge-offs:
Single family residential real estate	(2,515)	(2,753)	(3,092)	(2,281)	(1,185)
Commercial real estate and multi-family	(11,319)	(13,150)	(9,928)	(5,799)	(3,758)
Commercial	(4,047)	(4,398)	(5,118)	(2,664)	(813)
Consumer finance	(133)	(95)	(124)	(320)	(380)
Home equity and improvement	(1,165)	(1,052)	(1,066)	(762)	(363)
Total charge-offs	(19,179)	(21,448)	(19,328)	(11,826)	(6,499)
Recoveries	1,712	1,188	684	549	358
Net charge-offs	(17,467)	(20,260)	(18,644)	(11,277)	(6,141)
Ending allowance	$26,711	$33,254	$41,080	$36,547	$24,592

Allowance for loan losses to total non- performing loans at end of year	82.01%	84.56%	100.10%	88.73%	87.78%
Allowance for loan losses to total loans at end of year*	1.75%	2.24%	2.70%	2.26%	1.52%
Allowance for loan losses to net charge-offs for the year	152.92%	164.14%	220.34%	324.08%	400.46%
Net charge-offs for the year to average loans	1.18%	1.41%	1.21%	0.70%	0.41%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses has decreased in 2012 and 2011 from previous years due to a stabilization of the loan portfolio. Charge-offs remained high in 2012 but trended downward in the two most recent quarters. Management anticipates a lower level of net charge-offs in 2013 compared to 2012 and feels that the level of the allowance for loan losses at December 31, 2012 is sufficient to cover the estimated losses incurred but not yet recognized in the loan portfolio.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition.”

	December 31
	2012		2011		2010		2009		2008
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
Single family residential and construction	$3,581	15.5%	$4,158	15.7%	$6,029	15.5%	$6,048	16.8%	$3,678	19.8%
Nonresidential and Multi-family residential real estate	14,899	51.6	20,490	51.7	22,355	50.1	18,876	49.1	13,436	46.1
Other:
Commercial loans	6,325	24.9	6,576	23.2	10,871	24.2	9,444	23.1	6,351	21.8
Consumer and home equity and improvement loans	1,906	8.0	2,030	9.4	1,825	10.2	2,179	11.0	1,127	12.3
	$26,711	100.0%	$33,254	100.0%	$41,080	100.0%	$36,547	100.0%	$24,592	100.0%

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

To supplement its funding needs, First Defiance also utilizes the national market for Certificates of Deposit. Such deposits have maturities ranging from one to thirty-five months. These deposits are issued at the current rates available to customers in our market areas. The total balance of national certificates of deposit was $2.0 million and $10.6 million at December 31, 2012 and 2011, respectively.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$266,913	-	$231,343	-	$200,864	-
Interest bearing demand deposits	629,568	0.20%	592,093	0.36%	529,078	0.59%
Savings deposits	164,508	0.07	153,318	0.16	139,049	0.26
Time deposits	558,648	1.21	613,374	1.60	721,203	2.18
Totals	$1,619,637	0.50%	$1,590,128	0.77%	$1,590,194	1.21%

The following table sets forth the maturities of First Defiance’s retail certificates of deposit having principal amounts greater than $100,000 at December 31, 2012 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2013	$34,052
June 30, 2013	26,614
September 30, 2013	30,059
December 31, 2013	21,143
After December 31, 2013	64,161
Total retail certificates of deposit with balances greater than $100	$176,029

At December 31, 2012, the Company had total deposits having principal amounts greater than $250,000 of $387.0 million.

The following table details the deposit accrued interest payable as of December 31:

	2012	2011
	(In Thousands)

Interest bearing demand deposits and money market accounts	$58	$26
Certificates of deposit	13	92
	$71	$118

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

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	December 31
	2012	2011	2010
	(Dollars in Thousands)
Long-term:
FHLB advances	$12,796	$81,841	$116,885
Weighted average interest rate	2.80%	3.66%	3.68%

Short-term:
FHLB advances	$-	$-	$-
Weighted average interest rate	-	-	-
Securities sold under agreement to repurchase	$51,702	$60,386	$56,247
Weighted average interest rate	0.63%	0.92%	0.98%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2012	2011	2010
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$81,838	$116,882	$146,927
Average balance	66,121	93,652	127,281
Weighted average interest rate	3.67%	3.43%	3.70%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2012	2011	2010
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$-	$-	$-
Average balance	-	16	-
Weighted average interest rate	-	0.17%	-
Securities sold under agreement to repurchase:
Maximum balance	$57,050	$61,240	$56,247
Average balance	53,171	56,495	47,088
Weighted average interest rate	0.70%	0.94%	0.97%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2012, there was $12.8 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. At December 31, 2012 and December 31, 2011, no outstanding balances existed under First Defiance’s Cash Management Advance Line of Credit. The total available under this line is $15.0 million. Additionally, First Defiance has $100.0 million available under a REPO line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash, and investment securities. At December 31, 2012, other than amounts available on the REPO and Cash Management line, First Federal had additional borrowing capacity with the FHLB of $324.9 million as a result of these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $19.3 million at December 31, 2012. First Federal also acquired $2.0 million in stock of the FHLB of Indianapolis from the Pavilion acquisition, which had a balance of $1.3 million at December 31, 2012. All of the FHLB of Indianapolis stock was redeemed in the first quarter of 2013.

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

Subordinated Debentures - In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. Trust Affiliate II was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.89% as of December 31, 2012. As of December 31, 2011, the rate was a fixed rate equal to 6.44%.

The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures mature on June 15, 2037, but could have been redeemed at the Company’s option at any time on or after June 15, 2012, or at any time upon certain events.

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 1.77% as of December 31, 2012. The rate was 1.73% at December 31, 2011.

The Trust Preferred Securities issued by Trust Affiliate I are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and Subordinated Debentures could have been redeemed by the issuer at par after October 28, 2010. The Subordinated Debentures mature on December 15, 2035.

Repurchase of Preferred Stock related to the Capital Purchase Program

In June 2012, the U.S. Treasury sold its preferred stock of the Company through a public offering structured as a modified Dutch auction. The Company bid on its preferred stock in the auction after receiving approval from its regulators. The clearing price per share for the preferred shares was $962.66 (compared to a par value of $1,000.00 per share) and the Company was successful in repurchasing 16,560 of the 37,000 preferred shares outstanding through the auction process. The Company also successfully acquired an additional 19,440 preferred shares in the secondary market prior to the end of the second quarter of 2012. The clearing prices per share for the preferred shares purchased in the secondary market were as follows: 1,100 shares at $997.50, 1,500 shares at $1,000.00 and 16,840 shares at $998.75.

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

Included in the 2012 operating results is $181,000 of costs incurred by the Company related to the U.S. Treasury’s offering. These costs are not tax-deductible.

Balance Sheet Restructure

In the fourth quarter of 2012, the Company executed a balance sheet restructuring strategy to enhance the Company’s current and future profitability while increasing its capital ratios and protecting the balance sheet against rising rates. The strategy required taking an after tax loss of approximately $260,000 by selling $60 million in securities for a gain of $1.6 million and paying off $62.0 million in FHLB advances with a prepayment penalty of $2.0 million.

Employees

First Defiance had 553 employees at December 31, 2012. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it maintains good relationships with its personnel.

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

Regulatory Capital Requirements –First Federal Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for core capital of 4.0% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital of 8.0% of risk-weighted assets.

The following table sets forth the amount and percentage level of regulatory capital of First Federal Bank at December 31, 2012, and the amount by which it exceeds the minimum capital requirements. Tier 1 capital is reflected as a percentage of adjusted total assets. Tier 1 capital to risk-weighted assets and total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$226,931	11.48%	$79,056	4.0%	N/A	N/A
First Federal Bank	$215,432	10.92%	$78,914	4.0%	$98,642	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$226,931	13.41%	$67,715	4.0%	N/A	N/A
First Federal Bank	$215,432	12.74%	$67,632	4.0%	$101,448	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$248,161	14.66%	$135,430	8.0%	N/A	N/A
First Federal Bank	$236,635	14.00%	$135,264	8.0%	$169,080	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.98 billion and $1.97 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.69 billion and $1.69 billion for consolidated and the bank, respectively.

To be categorized as a well-capitalized institution, institutions need to maintain a tier 1 (core) capital ratio of 5%, a tier 1 capital to risk-weighted assets ratio of 6%, and a risk-based capital ratio of 10%. First Federal Bank’s capital at December 31, 2012 meets the standards for a well-capitalized institution. There are no conditions or events since the most recent notification from any of the regulatory agencies regarding those capital standards that management believes have changed any of the well-capitalized categorizations of First Federal Bank. First Defiance does not have capital requirements at this time.

Dividends - First Defiance’s payment of dividends to its shareholders is generally funded by the payment of dividends by the Subsidiaries. Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for the current year plus the preceding two calendar years. First Federal paid $37.0 million in dividends in 2012 and did not pay dividends in 2011.

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

Deposit Insurance - First Federal is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. Deposit accounts at First Federal are insured by the FDIC, generally up to a maximum of $250,000. Further, from December 31, 2010 through December 31, 2012, deposits held in noninterest-bearing transaction accounts were fully insured by the FDIC regardless of the amount in the account. The Bank opted to participate in the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2012. See “Temporary Liquidity Guarantee Program” below.

During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, on December 16, 2008, the FDIC issued a final rule that raised the then current assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Further, beginning April 1, 2009, the FDIC required higher risk institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels. On May 22, 2009, the FDIC issued a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009 in the amount of $906,000 for First Federal. On November 12, 2009, the FDIC issued a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. As of December 31, 2012 and 2011, $0 and $2.4 million in prepaid deposit insurance assessments is included in other assets in the accompanying consolidated balance sheet.

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

Temporary Liquidity Guarantee Program - On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program. This program had two components – The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guaranteed newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee remained in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company opted to participate in the Debt Guarantee Program.

The Transaction Account Guarantee Program provided full deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2012. An annualized 25 basis point assessment (increased from 10 basis points) on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 was assessed on a quarterly basis to insured depository institutions that had not opted out of this component of the Temporary Liquidity Guarantee Program. The Company opted to participate in the Transaction Account Guarantee Program, which expired on December 31, 2012.

Item 1A. Risk Factors

The risks listed below present risks that could have a material impact on the Company’s financial condition, results of operations, or business. The risks and uncertainties described below are the not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.

Economic conditions may adversely affect First Defiance’s operations and financial condition.

Local Economic Conditions - First Defiance conducts its banking and insurance business primarily in northwest Ohio, northeast Indiana and southeast Michigan. Unemployment rates for most of the counties within our geographic market area are above the median rate for the United States and above the median rates for the States of Ohio, Indiana, and Michigan. As reported for December 2012, the 14 counties in which our offices are located had unemployment rates between 5.2% and 10.9%, but all experienced an improvement in their unemployment rate in 2012 compared to 2011. In addition, real estate values in certain First Defiance’s markets have declined and may continue to decline in 2013. High unemployment and declining real estate values have a negative impact on the Company’s earnings and financial condition because:

•	more borrowers are unable to make payments on their loans;

•	the value of collateral securing loans has declined; and

•	the overall quality of the loan portfolio has declined.

General Economic Conditions - Dramatic declines in real estate values, along with high unemployment, disrupted the national credit and capital markets over the last several years. As a result, many financial institutions have had to seek additional capital, to merge with larger and stronger institutions, to seek government assistance or bankruptcy protection and, in some cases; they have been forced into a sale or closed by the bank regulatory agencies. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions, because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. The reduced availability of credit, the lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

While economic conditions are beginning to improve slightly, First Defiance faces the following risks:

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

Declining Real Estate Values - Approximately 74.1% of the loans in First Federal’s portfolio are secured in whole or in part by real estate. Because residential real estate prices have declined, some of our borrowers have mortgages that exceed the value of their homes. The decline in home values, coupled with the weakened economy, has increased defaults and foreclosures. Commercial real estate values have also declined, and the owners of many income-producing properties are experiencing declines in their revenue, which may adversely affect their ability to repay their loans. Foreclosures and resolutions of nonperforming loans require significant personnel resources and involve other costs that may increase our operating expenses. Properties acquired through foreclosure or by deed in lieu of foreclosure are taking longer to sell in the current economy, which increases the Company’s expenses for managing, maintaining and insuring real estate owned. If First Federal is unable to sell properties at a price that will cover its expenses as well as the unpaid principal and interest on the loan, the resulting write-downs and losses will adversely affect First Defiance’s net income. The reduced levels of home sales have had a materially adverse effect on the prices achieved on the sale of foreclosed properties. Further decline in home values may escalate these problems, resulting in higher delinquencies, greater charge-offs, and increased losses on the sale of foreclosed real estate in future periods.

Volatile Capital Markets - The capital and credit markets have experienced severe volatility and disruption. In some cases, the markets have produced downward pressure on credit availability for certain issuers. Continuing market disruption and volatility could have an adverse effect on the Company’s ability to access capital and on its business, financial condition and results of operations.

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

At December 31, 2012, First Federal’s portfolio of commercial real estate loans totaled $797.4 million, or approximately 51.6% of total loans. First Federal’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding. As a result, an adverse development on one loan can expose First Defiance to greater risk of loss on other loans. Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic conditions and events outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

At December 31, 2012, First Federal’s portfolio of commercial loans totaled $383.8 million, or approximately 24.9% of total loans. Commercial loans generally expose First Defiance to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. First Federal’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

First Federal makes a number of assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, First Federal relies on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If its assumptions prove to be incorrect, First Federal’s allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to the allowance. In addition, bank regulators periodically review First Federal’s allowance and may require First Federal to increase its allowance. Material additions to the allowance and any loan losses that exceed First Federal’s reserves would materially adversely affect our results of operations and financial condition.

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

In connection with its supervision of First Defiance, it’s former primary regulator, the Office of Thrift Supervision (“OTS”), which was eliminated and replaced by the Federal Reserve, and the Company entered into a memorandum of understanding, which is a tool employed by bank regulatory agencies to address areas of concern to the regulator. The memorandum for the Company requires that it submit to the Federal Reserve specific strategies for increasing and maintaining capital at targets, to be established by First Defiance’s board of directors that are commensurate with First Defiance’s risk profile. At December 31, 2012, the Company and First Federal’s capital ratios exceeded all the regulatory thresholds to be considered “well-capitalized.” The memorandum also requires that First Defiance obtain approval from the Federal Reserve before it pays any dividends, including dividends on common shares, or incur, issue, renew, or rollover any debt. First Federal also agreed to a memorandum of understanding with the OTS, which was eliminated and replaced by the OCC, the principal terms of which related to First Federal’s risk profile and asset quality. First Federal’s memorandum was terminated in February 2013.

Comprehensive revisions to the regulatory capital framework were proposed by the FRB, OCC, and FDIC in June 2012. Included within those revisions is the Basel III, which incorporates changes made by the Basel Committee on Banking Supervision to the Basel Capital framework in addition to implementing relevant provisions of the Dodd-Frank Act. The Basel III specifically revises what qualifies as regulatory capital, raises minimum requirements and introduces the concept of additional capital buffers. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective.

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

The increasing complexity of First Defiance’s operations presents varied risks that could affect its earnings and financial condition.

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

In the normal course of business, First Defiance collects, processes and retains sensitive and confidential client and customer information on behalf of First Defiance and other third parties. Despite the security measures the Company has in place, First Defiance’s facilities and systems, and those of the Company’s third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, lost or misplaced data, or other similar events. Any security breach involving the unauthorized disclosure or loss of confidential customer information, whether by First Defiance or by the Company’s third party vendors, could severely damage First Defiance’s reputation, expose the Company to risks of litigation and liability, disrupt First Defiance’s operations and have a material adverse effect on First Defiance’s business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2012, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and thirty-two other full service banking centers in northwest Ohio, northeast Indiana and southeast Michigan. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio; 209 West Poe Road, Bowling Green, Ohio; 214 N. Defiance Street, Archbold, Ohio; 926 East High Street, Bryan, Ohio; 1755 Indian Wood Circle, Maumee, Ohio and 4350 Navarre Ave, Oregon, Ohio.

On September 14, 2012 the Company signed a lease for a new location for its Fort Wayne, IN office. The branch is now located on Dupont Road.

On August 31, 2012 the Company closed its branch on E. Chicago Blvd, Tecumseh, MI. This was a leased facility.

On June 25, 2012 the Company opened a second branch in Bowling Green, OH located on North Main Street. This branch is owned.

In 2009, the Company closed the Cole Street branch in Lima, Ohio which was owned. As of December 31, 2009, the Cole Street branch in Lima, Ohio was transferred at its fair value of $300,000 to other real estate owned. This property was written down in 2011 and 2012 and was sold in October of 2012 for $170,000.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Road, Defiance, Ohio.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2012. See Note 10 to the Consolidated Financial Statements.

	Leased/	Net Book Value
Description/address	Owned	of Property	Deposits
		(In Thousands)
Main Office, First Federal
601 Clinton St., Defiance, OH	Owned	$4,102	$224,036
Operations Center
25600 Elliott Rd., Defiance, OH	Owned	5,479	N/A
Mobile Banking
1011 W. Beecher St., Adrian, MI	Owned	197	N/A
Branch Offices, First Federal
204 E. High St., Bryan, OH*	Owned	686	127,104
211 S. Fulton St., Wauseon, OH	Owned	467	52,127
625 Scott St., Napoleon, OH	Owned	1,047	71,232
1050 East Main St., Montpelier, OH	Owned	359	39,468
926 East High St., Bryan, OH*	Owned	87	-
1800 Scott St., Napoleon, OH	Owned	1,316	27,609
1177 N. Clinton St., Defiance, OH	Owned, Land Lease	923	37,839
905 N. Williams St., Paulding, OH	Owned	770	57,392
201 E. High St., Hicksville, OH	Owned	365	27,381
3900 N. Main St., Findlay, OH	Owned	979	56,571
11694 N. Countyline St., Fostoria, OH	Owned	638	37,005
1226 W. Wooster, Bowling Green, OH	Owned	1,013	89,261
301 S. Main St., Findlay, OH	Owned	1,018	55,574
405 E. Main St., Ottawa, OH	Owned	339	84,415
124 E. Main St., McComb, OH	Owned	195	22,938
7591 Patriot Dr., Findlay, OH	Owned	1,144	31,453
417 W Dussell Dr., Maumee, OH	Owned, Land Lease	871	49,279
230 E. Second St., Delphos, OH	Owned	1,032	100,865
105 S. Greenlawn Ave., Elida, OH	Owned	330	47,384
2600 Allentown Rd., Lima, OH	Owned	796	50,057
22020 W. State Rt. 51, Genoa, OH	Owned	860	31,114
3426 Navarre Ave., Oregon, OH	Owned	943	26,108
1077 Louisiana Ave., Perrysburg, OH	Owned	1,099	29,800
2565 Shawnee Rd., Lima, OH	Owned	1,457	38,417
1595 Dupont Rd., Fort Wayne, IN	Leased	-	19,215
135 South Main St., Glandorf, OH	Leased	-	11,005
300 N. Main St., Adrian, MI	Owned	734	64,296
1701 W. Maumee St., Adrian, MI	Owned	164	45,412
211 W. Main St., Morenci, MI	Owned	165	28,207
539 S. Meridian, Hudson, MI	Owned	576	40,253
1449 W. Chicago Blvd., Tecumseh, MI	Owned	1,501	42,612
1200 North Main St., Bowling Green OH	Owned	1,673	2,043

First Insurance Group
419 5th Street, Suite 1200, Defiance, OH	Leased	28	N/A
209 West Poe Road, Bowling Green, OH	Leased	11	N/A
214 N. Defiance St., Archbold, OH	Leased	-	N/A
926 E. High St., Bryan, OH**	Leased	-	N/A
1755 Indian Wood Circle, Maumee, OH	Leased	-	N/A
4350 Navarre Ave, Oregon, OH	Leased	-	N/A
		$33,364	$1,667,472

* The Bryan East (926 East High St.) deposits are now included in the Bryan Main (204 E. High Street) totals.

** Located in the Bryan East branch.

Item 3. Legal Proceedings

First Defiance is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of First Defiance.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The NASDAQ Global Select Market under the symbol “FDEF.” As of February 19, 2013, the Company had 2,097 shareholders of record.

The table below shows the reported high and low sales prices of the common shares and cash dividends declared per common share during the periods indicated in 2012 and 2011.

	Years Ending
	December 31, 2012			December 31, 2011
	High	Low	Dividend	High	Low	Dividend

Quarter ended:
March 31	$17.76	$14.41	$0.05	$14.64	$11.89	$-
June 30	17.46	15.23	0.05	15.00	13.22	-
September 30	18.06	15.80	0.05	15.51	12.60	-
December 31	19.38	15.75	0.05	15.39	13.00	0.05

First Defiance’s ability to pay dividends to its shareholders is primarily dependent on the ability of the Subsidiaries to pay dividends to First Defiance. The OCC advised the Company that prior approval would be required to pay dividends utilizing borrowings or other sources of funds to which the Company may have access to. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to shareholders of another association in an acquisition of such other association.

First Federal paid $37.0 million in dividends to First Defiance during 2012. First Insurance paid $300,000 in dividends to First Defiance during 2012. There were no dividends paid by First Federal or First Insurance in 2011.

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common shares and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2007, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
First Defiance Financial Corp.	100.00	37.59	57.71	60.83	74.84	99.62
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank NASDAQ Index	100.00	72.62	58.91	69.51	61.67	73.51
SNL Midwest Thrift Index	100.00	88.86	74.85	60.68	53.52	69.20

First Defiance did not purchase any of its common shares during 2012, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003.

Item 6. Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2012. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2012	2011	2010	2009	2008
	(Dollars in Thousands, Except Per Share Data
Financial Condition:
Total assets	$2,046,948	$2,068,190	$2,035,517	$2,057,523	$1,957,400
Investment securities	194,609	233,580	166,091	139,378	118,461
Loans receivable, net	1,498,546	1,453,822	1,478,423	1,580,575	1,592,643
Allowance for loan losses	26,711	33,254	41,080	36,547	24,592
Nonperforming assets (1)	36,375	42,956	50,631	54,718	35,017
Deposits and borrowers’ escrow balances	1,668,945	1,597,643	1,576,356	1,580,891	1,470,564
FHLB advances	12,796	81,841	116,885	146,927	156,067
Stockholders’ equity	258,128	278,127	240,331	234,086	229,159
Share Information:
Basic earnings per share	1.86	1.44	0.75	0.64	0.91
Diluted earnings per share	1.81	1.42	0.75	0.63	0.91
Book value per common share	26.44	24.74	25.00	24.26	23.67
Tangible book value per common share	19.63	17.78	17.16	16.44	15.67
Cash dividends per common share	0.20	0.05	-	0.295	0.95
Dividend payout ratio	10.75%	3.47%	NM	46.09%	10.44%
Weighted average diluted shares outstanding	9,998	9,540	8,153	8,196	7,919
Shares outstanding end of period	9,729	9,726	8,118	8,118	8,117
Operations:
Interest income	$80,943	$87,067	$95,865	$100,579	$103,463
Interest expense	11,937	17,186	25,702	33,257	41,268
Net interest income	69,006	69,881	70,163	67,322	62,195
Provision for loan losses	10,924	12,434	23,177	23,232	12,585
Non-interest income	34,374	27,516	27,590	26,295	19,069
Non-interest expense	65,780	62,764	63,463	60,524	57,794
Income before tax	26,676	22,199	11,113	9,861	10,885
Federal income tax	8,012	6,665	3,005	2,667	3,528
Net Income	18,664	15,534	8,108	7,194	7,357
Performance Ratios:
Return on average assets	0.90%	0.75%	0.39%	0.36%	0.40%
Return on average equity	6.99%	5.89%	3.40%	3.09%	3.85%
Interest rate spread (2)	3.64%	3.69%	3.68%	3.50%	3.51%
Net interest margin (2)	3.81%	3.88%	3.89%	3.76%	3.80%
Ratio of operating expense to
average total assets	3.19%	3.05%	3.09%	2.99%	3.12%
Efficiency ratio (3)	63.93%	63.62%	63.89%	61.50%	67.74%
Capital Ratios:
Equity to total assets at end of period	12.61%	13.45%	11.81%	11.38%	11.71%
Tangible common equity to tangible assets
at end of period	9.64%	8.65%	7.06%	6.69%	6.72%
Average equity to average assets	12.95%	12.82%	11.62%	11.49%	10.30%
Asset Quality Ratios:
Nonperforming assets to total assets
at end of period (1)	1.78%	2.08%	2.49%	2.66%	1.79%
Allowance for loan losses to total loans*	1.75%	2.24%	2.70%	2.26%	1.52%
Net charge-offs to average loans	1.18%	1.41%	1.21%	0.70%	0.41%

(1)	Nonperforming assets consist of non-accrual loans that are contractually past due 90 days or more and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets. Interest income on tax-exempt securities and loans has been adjusted to a tax-equivalent basis using the statutory federal income tax rate of 35%.
(3)	Efficiency ratio represents non-interest expense divided by the sum of tax-equivalent net interest income plus non-interest income, excluding securities gain or losses, net.

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

Overview

First Defiance is a unitary thrift holding company that conducts business through its subsidiaries, First Federal, First Insurance and First Defiance Risk Management.

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

First Insurance sells a variety of property and casualty, group health and life and individual health and life insurance products. First Insurance is an insurance agency that does business in the Defiance, Archbold, Bryan, Bowling Green, Maumee and Oregon, Ohio areas. On July 1, 2011, the Company completed its acquisition of Payak-Dubbs Insurance Agency, Inc. (“PDI”), an independent property and casualty insurance agency with two office locations based in Maumee, Ohio and Oregon, Ohio for a cash price of $4.8 million. PDI was merged into First Insurance. See Note 3 – Acquisitions in the Notes to the Financial Statements.

First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. First Defiance Risk Management was incorporated on December 20, 2012.

Recent Developments

Impact of Legislation - Over the last four-and-a-half years, Congress and the U.S. Department of the Treasury have enacted legislation and taken actions to address the disruptions in the financial system, declines in the housing market, and the overall regulation of financial institutions and the financial system. In this regard, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and bank and thrift holding companies, such as First Defiance. Also, the Dodd-Frank Act abolished the Office of Thrift Supervision effective July 21, 2011 and transferred its functions to the Office of the Comptroller of the Currency (“OCC”), FDIC, and Federal Reserve. The Dodd-Frank Act relaxed rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, imposed new capital requirements on bank and thrift holding companies, and imposed limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now performed by the CFPB. The CFPB has broad rulemaking authority over providers of credit, savings, and payment services and products. In this regard, the CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. State officials also will be authorized to enforce consumer protection rules issued by the CFPB. This bureau also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB also is directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive. Although the CFPB has begun to implement its regulatory, supervisory, examination, and enforcement authority, there continues to be significant uncertainty as to how the agency’s strategies and priorities will impact First Defiance.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices. The CFPB recently published several final regulations impacting the mortgage industry, including rules related to ability-to-pay, mortgage servicing, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products, and other requirements. The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the FHA or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorney fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. First Defiance’s management team is currently assessing the impact of these requirements on our mortgage lending business.

In addition, the Federal Reserve and other federal bank regulatory agencies have issued a proposed rule under the Dodd-Frank Act that would exempt “qualified residential mortgages” from the securitization risk retention requirements of the Dodd-Frank Act. The final definition of what constitutes a “qualified residential mortgage” may impact the pricing and depth of the secondary market into which the Company may sell mortgages it originates. At this time, First Defiance cannot predict the content of the final CFPB and other federal agency regulations or the impact they might have on First Defiance’s financial results. The CFPB’s authority over mortgage lending, and its authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase First Defiance’s compliance costs and litigation exposure.

First Defiance’s management team continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of First Defiance. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and First Defiance in particular, continues to be uncertain.

New Proposed Capital Rules - On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to First Defiance and First Federal. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules received extensive comments during a comment period that ran through October 2012. Further guidance from the bank regulatory agencies is expected in early 2013.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to First Defiance and First Federal under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including First Federal, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%). The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, management believes it would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

Business Strategy

First Defiance’s primary objective is to be a high performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Bank with the people you know and trust” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.

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

Financial Condition

Assets at December 31, 2012 totaled $2.05 billion compared to $2.07 billion at December 31, 2011, a decrease of $21.2 million or 1.0%. Cash and cash equivalents decreased $38.1 million to $136.8 million at December 31, 2012 from $174.9 million at December 31, 2011. The decrease in assets was due in part to the Company’s restructure of the balance sheet, which included selling $60.0 million in securities and paying off $62.0 million in FHLB advances. The Company continues to deploy lower yielding overnight deposits into securities on the short to intermediate end of the yield curve until loan demand becomes consistent.

Securities

The securities portfolio decreased $39.0 million to $194.6 million at December 31, 2012. The 2012 activity in the portfolio included $91.5 million of purchases, $21.5 million of amortization and maturities, $38.1 million of principal pay-downs and $70.1 million of securities being sold. There was a net increase of $226,000 in market value on available-for-sale securities. The Company also recorded $5,000 of other-than-temporary impairment on one collateralized debt obligation in 2012. See Note 5 – Investment Securities in the Notes to the financial statements for additional information.

Loans

Loans receivable, net of undisbursed loan funds and deferred fees and costs, increased $38.2 million to $1.53 billion at December 31, 2012. For more details on the loan balances, see Note 7 – Loans Receivable in the Notes to the Financial Statements.

The majority of First Defiance’s non-residential real estate and commercial loans are to small and mid-sized businesses. The combined commercial, non-residential real estate and multi-family real estate loan portfolios totaled $1.18 billion and $1.13 billion at December 31, 2012 and 2011, respectively, and accounted for approximately 77.3% and 75.0% of First Defiance’s loan portfolio at the end of those respective periods. First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

The one-to-four family residential portfolio totaled $200.8 million at December 31, 2012, compared with $203.4 million at the end of 2011. At the end of 2012, those loans comprised 13.2% of the total loan portfolio, down from 13.6% at December 31, 2011.

Construction loans, which include one to four family and commercial real estate properties, increased to $37.8 million at December 31, 2012 compared to $31.6 million at December 31, 2011. These loans accounted for approximately 2.5% and 2.1% of the total loan portfolio at December 31, 2012 and 2011, respectively.

Home equity and home improvement loans declined to $108.7 million at December 31, 2012, from $122.1 million at the end of 2011. At the end of 2012, those loans comprised 7.0% of the total loan portfolio, down from 8.1% at December 31, 2011.

Consumer finance and mobile home loans were just $15.9 million at December 31, 2012, down from $18.9 million at the end of 2011. These loans comprised just 1.0% and 1.3% of the total portfolio at December 31, 2012 and 2011, respectively.

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

When a collateral dependent loan is downgraded to classified status, First Federal reviews the most current appraisal on file and if necessary, based on First Federal’s assessment of the appraisal, such as age, market, etc, First Federal will discount this amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by First Federal’s estimation of the carrying and selling costs. In most instances, if the appraisal is more than twelve to fifteen months old, we may require a new appraisal. Finally, First Federal assesses whether there is any collateral short fall, taking into consideration guarantor support and liquidity, and determines if a charge off is necessary.

When a collateral dependent loan moves to non-performing status, First Federal generally gets a new third party appraisal and charges the loan down appropriately based upon the new appraisal and an estimate of costs to liquidate the collateral. All properties that are moved into the Other Real Estate Owned (“OREO”) category are supported by current appraisals, and the OREO is carried at the lower of cost or fair value, which is determined based on appraised value less First Federal’s estimate of the liquidation costs.

First Federal does not adjust any appraisals upward without written documentation of this valuation change from the appraiser. When setting reserves and charge offs on classified loans, appraisal values may be discounted downward based upon First Federal’s experience with liquidating similar properties.

All loans over 90 days past due and/or on non-accrual are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90 day delinquency occurs.

As stated above, once a collateral dependent loan is identified as non-performing, First Federal generally gets an appraisal.

Appraisals are received within approximately 60 days after they are requested. The First Federal Loan Loss Reserve Committee reviews the amount of each new appraisal and makes any necessary charge off decisions at its meeting prior to the end of each quarter.

Any partially charged-off collateral dependent loans are considered non-performing, and as such, would need to show an extended period of time with satisfactory payment performance as well as cash flow coverage capability supported by current financial statements before First Federal will consider an upgrade to performing status. First Federal may consider moving the loan to accruing status after approximately six months of satisfactory payment performance.

For loans where First Federal determines that an updated appraisal is not necessary, other means are used to verify the value of the real estate, such as recent sales of similar properties on which First Federal had loans as well as calls to appraisers, brokers, realtors and investors. First Federal monitors and tracks its loan to value quarterly to determine accuracy and any necessary charge offs. Based on these results, changes may occur in the processes used.

Loan modifications constitute a Troubled Debt Restructuring if First Federal for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. For loans that are considered Troubled Debt Restructurings, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair value of the collateral. For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a reserve in the allowance for loan and lease losses. For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged off. As of December 31, 2012 and December 31, 2011, First Federal Bank had $28.2 million and $3.4 million, respectively, of loans that were still performing and which were classified as Troubled Debt Restructurings.

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

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb incurred credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the company sets aside reserves based on the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $1.5 million at December 31, 2012. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate.

Due to regulatory guidance, the Company no longer carries specific reserves on collateral dependent loans, and instead charges off any shortfall. First Federal analyzes all loans on its classified and special mention lists at least quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantor in determining the amount of impairment of individual loans and the charge off to be taken.

For purpose of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent weighted rolling eight quarters ending December 31, 2012.

The stratification of the loan portfolio resulted in a quantitative general allowance of $14.4 million at December 31, 2012 compared to $19.5 million at December 31, 2011. The decrease in the quantitative allowance was due to a decrease in the historical loss factors relating to commercial, commercial real estate, residential and consumer loans.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional general reserves on the non-impaired loan portfolio for various factors. The overall qualitative factors are based on nine sub-factors. The nine sub-factors have been aggregated into three qualitative factors; economic, environment and risk.

ECONOMIC

1)	Changes international, national and local economic business conditions and developments, including the condition of various market segments.
2)	Changes in the value of underlying collateral for collateral dependent loans.

ENVIRONMENT

3)	Changes in the nature and volume in the loan portfolio.
4)	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
5)	Changes in lending policies and procedures, including underwriting standards and collect, charge-off and recovery practices.
6)	Changes in the quality and breadth of the loan review process.
7)	Changes in the experience, ability and depth of lending management and staff.

RISK

8)	Changes in the trends of the volume and severity of delinquent and classified loans, and changes in the volume of non-accrual loans, trouble debt restructuring, and other loan modifications.
9)	Changes in the political and regulatory environment.

The qualitative analysis at December 31, 2012 indicated a general reserve of $10.8 million compared with $6.5 million at December 31, 2011. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to increase several of these due to the continued uncertainty of the economy and the impact on GDP of the fiscal cliff decisions as well as the impacts of the debt ceiling negotiations. The fluctuation in unemployment rates in some of the counties we serve also contributed to an increase in the economic factors. Finally the risk profile was increased due to a continued focus by our regulators for stability in the allowance levels. First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.20% for construction loans to 1.81% for nonresidential real estate loans.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for 2012 was $10.9 million compared to $12.4 million for 2011. The allowance for loan losses was $26.7 million at December 31, 2012 and $33.3 million at December 31, 2011 and represented 1.75% and 2.24% of loans, net of undisbursed loan funds and deferred fees and costs, respectively. That decrease was mainly the result of higher charge off activity and improvement in overall credit risk profile. The pace of the decline in real estate values has slowed and in some markets has stabilized. While some collateral dependent loans no longer have enough collateral value to support the outstanding balance Management believes it has processes in place to identify and assess market values. Management has expanded its credit monitoring functions even further beyond its traditionally strong focus. Additional asset review functions and more delinquent loan reporting requirements have been added to assist in this monitoring. Management will continually review credit concentrations by industry and has placed lower limits on lending within certain types of loan categories. Management has also segmented the commercial real estate portfolio to track the general performance of these segments to further refine the predictive process of identifying potential problem loans. The provision was offset by charge offs of $19.2 million and recoveries of $1.7 million resulting in a decrease to the overall allowance for loan loss of $6.6 million. In management’s opinion, the overall allowance for loan losses of $26.7 million as of December 31, 2012 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2012, First Defiance recorded real estate owned write-downs that totaled $416,000. These amounts were included in other non-interest expense. Management believes that the values recorded at December 31, 2012 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $78.1 million at December 31, 2012, compared to $122.5 million at December 31, 2011.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 82.0% at December 31, 2012 compared with 84.6% at December 31, 2011. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2012 are appropriate.

At December 31, 2012, First Defiance had total non-performing assets of $36.4 million, compared to $43.0 million at December 31, 2011. Non-performing assets include loans that are 90 days past due, real estate owned and other assets held for sale. Non-performing assets at December 31, 2012 and 2011 by category were as follows:

Table 1 – Nonperforming Asset

	December 31
	2012	2011
	(In thousands)
Non-performing loans:
Single-family residential	$3,602	$3,890
Construction	-	-
Non-residential and multi-family residential real estate	23,090	28,150
Commercial	5,661	6,884
Consumer finance	-	10
Home equity and improvement	217	394
Total non-performing loans	32,570	39,328
Real estate owned and repossessed assets	3,805	3,628
Total non-performing assets	$36,375	$42,956

Allowance for loan losses as a percentage of total loans*	1.75%	2.24%
Allowance for loan losses as a percentage of non-performing assets	73.43%	77.41%
Allowance for loan losses as a percentage of non-performing loans	82.01%	84.56%
Total non-performing assets as a percentage of total assets	1.78%	2.08%
Total non-performing loans as a percentage of total loans*	2.14%	2.64%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2011 and December 31, 2012 is primarily in non-residential and multi-family residential real estate as well as in the commercial loans. The balance of non-residential and multi-family residential real estate and commercial non-performing loans was $5.1 million and $1.2 million higher at December 31, 2011 compared to December 31, 2012, respectively. Approximately $11.1 million of 2011 non-performing loans are still considered non-performing loans at December 31, 2012 and $1.6 million of real estate owned at December 31, 2012 were in real estate owned at December 31, 2011. The commercial and non-residential real estate and multi-family real estate loans that are non-performing at December 31, 2012 are comprised of 79 relationships, with 16 relationships making up $19.0 million of the $28.8 million total. By comparison, at December 31, 2011, 9 relationships made up $20.8 million of commercial and non-residential real estate and multi-family real estate loans total of $35.0 million.

Non-performing loans in the single-family residential, non-residential and multi-family residential real estate and commercial loan categories represent 1.79%, 2.90% and 1.47% of the total loans in those categories respectively at December 31, 2012 compared to 1.91%, 3.63% and 1.97% respectively for the same categories at December 31, 2011. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2012 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

Non-performing assets, which include non-accrual loans and real estate owned, decreased to $36.4 million at December 31, 2012 from $43.0 million at December 31, 2011.

First Federal’s Asset Review Committee meets monthly to review the status of work-out strategies for all criticized relationships, which include all non-accrual loans. Based on such factors as anticipated collateral values in liquidation scenarios, cash flow projections, assessment of net worth of guarantors and all other factors which may mitigate risk of loss, the Asset Review Committee makes recommendations regarding proposed charge-offs which are approved by the Senior Loan Committee or the Loan Loss Reserve Committee.

The following table details net charge-offs and nonaccrual loans by loan type. For the twelve months ended and as of December 31, 2012, commercial real estate, which represented 51.63% of total loans, accounted for 58.98% of net charge-offs and 70.89% of nonaccrual loans, and commercial loans, which represented 24.85% of total loans, accounted for 21.11% of net charge-offs and 17.38% of nonaccrual loans. For the twelve months ended and as of December 31, 2011, commercial real estate, which represented 51.70% of total loans, accounted for 62.28% of net charge-offs and 71.58% of nonaccrual loans, and commercial loans, which represented 23.25% of total loans, accounted for 19.77% of net charge-offs and 17.50% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Twelve Months Ended December 31, 2012		As of December 31, 2012
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$2,338	13.38%	$3,602	11.06%
Construction	-	0.00%	-	0.00%
Commercial real estate	10,302	58.98%	23,090	70.89%
Commercial	3,688	21.11%	5,661	17.38%
Consumer finance	69	0.40%	-	0.00%
Home equity and improvement	1,070	6.13%	217	0.67%
Total	$17,467	100.00%	$32,570	100.00%

	For the Twelve Months Ended December 31, 2011		As of December 31, 2011
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$2,626	12.96%	$3,890	9.89%
Construction	-	0.00%	-	0.00%
Commercial real estate	12,617	62.28%	28,150	71.58%
Commercial	4,005	19.77%	6,884	17.50%
Consumer finance	25	0.12%	10	0.03%
Home equity and improvement	987	4.87%	394	1.00%
Total	$20,260	100.00%	$39,328	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	4th 2012	3rd 2012	2nd 2012	1st 2012	4th 2011
	(dollars in thousands)

Allowance at beginning of period	$26,310	$26,409	$28,833	$33,254	$38,110
Provision for credit losses	2,619	705	4,097	3,503	4,099
Charge-offs:
Residential	976	217	584	738	666
Commercial real estate	595	780	5,448	4,496	6,738
Commercial	540	355	486	2,666	1,423
Consumer finance	59	19	14	41	27
Home equity and improvement	497	203	254	211	251
Total charge-offs	2,667	1,574	6,786	8,152	9,105
Recoveries	449	770	265	228	150
Net charge-offs	2,218	804	6,521	7,924	8,955
Ending allowance	$26,711	$26,310	$26,409	$28,833	$33,254

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(dollars in thousands)
Residential	$3,506	13.00%	$2,996	13.75%	$3,104	13.94%	$3,373	13.58%	$4,095	13.55%
Construction	75	2.45%	63	2.06%	48	1.52%	73	2.44%	63	2.10%
Commercial real estate	14,899	51.63%	16,260	51.87%	16,562	51.33%	19,031	53.10%	20,490	51.70%
Commercial	6,325	24.85%	5,103	23.92%	5,087	24.64%	4,693	21.97%	6,576	23.25%
Consumer	147	1.03%	147	1.10%	140	1.13%	178	1.19%	174	1.26%
Home equity and improvement	1,759	7.04%	1,741	7.30%	1,468	7.44%	1,485	7.72%	1,856	8.14%
	$26,711	100.00%	$26,310	100.00%	$26,409	100.00%	$28,833	100.00%	$33,254	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011
Allowance for loan losses / loans*	1.75%	1.74%	1.76%	1.96%	2.24%
Allowance for loan losses to net charge-offs	1204.83%	3272.39%	404.98%	363.87%	371.35%
Allowance for loan losses / non-performing assets	73.43%	64.73%	58.38%	59.13%	77.41%
Allowance for loan losses / non-performing loans	82.01%	69.60%	63.33%	63.58%	84.56%
Non-performing assets / loans plus REO*	2.38%	2.68%	3.01%	3.30%	2.88%
Non-performing assets / total assets	1.78%	1.98%	2.19%	2.28%	2.08%
Net charge-offs / average loans (annualized)	0.59%	0.22%	1.78%	2.18%	2.49%

* Total loans are net of undisbursed funds and deferred fees and costs.

Loans Acquired with Impairment

Certain loans acquired in the ComBanc, Genoa, and Pavilion acquisitions had evidence that the credit quality of the loan had deteriorated since its origination and, in management’s assessment at the acquisition date, it was probable that First Defiance would be unable to collect all contractually required payments due. In accordance with FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, these loans were recorded based on management’s estimate of the fair value of the loans. At the acquisition date of January 21, 2005, loans with a contractual receivable of $3.4 million were acquired from ComBanc and were deemed impaired. Those loans were recorded at a net realizable value of $2.0 million. On April 8, 2005, loans with a contractual receivable of $1.5 million were acquired from Genoa and were deemed impaired. Those loans were recorded at a net realizable value of $721,000. On March 14, 2008, loans with a contractual receivable of $6.4 million were acquired from Pavilion and were deemed impaired. Those loans were recorded at a net realizable value of $4.4 million.

As of December 31, 2012, the total contractual receivable for those loans was $855,000 and the recorded value was $512,000.

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

First Federal originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). During 2011, management purchased two groups of single family loans to medical professionals that had LTV’s greater than 90%. These loans were primarily variable rate loans originated in Ohio in 2011. These purchases led to the growth in the high loan to value mortgage pool. Total loans that exceed those standards described above at December 31, 2012 totaled $45.2 million, compared to $51.7 million at December 31, 2011. These loans are generally paying as agreed.

First Defiance does not make interest-only first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill at December 31, 2012 was $61.5 million compared to $61.5 million at December 31, 2011. No impairment of goodwill was recorded in 2012 or 2011. Core deposit intangibles and other intangible assets decreased to $4.7 million at December 31, 2012 compared to $6.2 million at December 31, 2011. During 2012, changes to the core deposit intangibles and other intangibles were due to the recognition of $1.4 million of amortization expense.

Deposits

Total deposits at December 31, 2012 were $1.667 billion compared to $1.596 billion at December 31, 2011, an increase of $71.2 million or 4.5%. Non-interest bearing deposits increased $69.2 million or 28.1% while interest bearing deposits increased $2.0 million or 0.2%. Non-interest bearing checking accounts grew by $69.2 million, money market and interest bearing checking accounts grew by $55.8 million, savings grew by $11.8 million while retail certificates of deposit declined by $57.0 million. Management periodically utilizes the national market for certificates of deposit to supplement its funding needs. The balance of national CD’s decreased to $2.0 million at December 31, 2012, from $10.6 million at December 31, 2011. For more details on the deposit balances in general see Note 11 – Deposits.

Borrowings

FHLB advances totaled $12.8 million at December 31, 2012 compared to $81.8 million at December 31, 2011. The balance at the end of 2012 includes $12.0 million of convertible advances with rates ranging from 2.35% to 3.04%. These advances are all callable by the FHLB, at which point they would convert to a three-month LIBOR advance if not paid off. Those advances have final maturity dates ranging from 2015 to 2018. In addition, First Defiance has one $796,000 fixed-rate advance with a rate of 4.10%. The change in FHLB advances is the result of paying off four putable advances totaling $32.0 million, three strike-rate advances totaling $17.0 million, and two single maturity fixed rate advances totaling $20.0 million. The large pay down in FHLB advances was in large part due to a balance sheet restructure that took place in the fourth quarter of 2012.

In October 2012, the Company executed a balance sheet restructuring strategy to enhance the Company’s current and future profitability while increasing its capital ratios and protecting the balance sheet against rising rates. The strategy required taking an after tax loss of approximately $260,000 through selling $60.0 million in securities for a gain of $1.6 million and paying off $62.0 million in FHLB advances with a prepayment penalty of $2.0 million. The anticipated ongoing positive effects of this strategy include: 1) increases the net interest margin and net interest income, 2) improves all capital ratios and 3) increases return on average assets and return on average equity.

 At December 31, 2012, First Defiance also had $51.7 million of securities that were sold with agreements to repurchase, compared to $60.4 million of repurchase funding at December 31, 2011.

Capital Resources

Total shareholders’ equity decreased $20.0 million to $258.1 million at December 31, 2012. This decrease is primarily the result of the Company’s early payoff of the Capital Purchase Program funds obtained from the Treasury in the amount of $37.0 million, preferred stock dividends of $900,000, and $2.0 million in common stock dividends. These decreases were offset by $18.7 million of net income. In 2003, the Company’s Board of Directors authorized the repurchase of 640,000 shares, 93,124 of which remain available for repurchase. During 2012, no shares were repurchased but a total of 500 stock options were exercised by three employees, resulting in a $4,000 increase in shareholders equity. During 2011, no shares were repurchased but a total of 850 stock options were exercised by four employees, resulting in a $11,000 increase in shareholders equity.

Results of Operations

Summary

First Defiance reported net income of $18.7 million for the year ended December 31, 2012 compared to $15.5 million and $8.1 million for the years ended December 31, 2011 and 2010, respectively. Net income applicable to common shares was $18.0 million in 2012 compared with $13.5 million in 2011 and $6.1 million in 2010. On a diluted per common share basis, First Defiance earned $1.81 in 2012, $1.42 in 2011 and $0.75 in 2010.

First Defiance’s 2012 net income of $18.7 million did not include any acquisition related costs. The 2011 net income included $234,000 of acquisition related costs resulting from the PDI acquisition. The 2010 net income included $63,000 of acquisition related costs resulting from the Andres O’Neil & Lowe Insurance Agency (“AOL”) acquisition. Excluding these items, core earnings were $18.7 million, $15.7 million and $8.1 million for the years ended December 31, 2012, 2011 and 2010 respectively. On a diluted per share basis, core earnings amounted to $1.81, $1.43 and $0.75 for those same three periods.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

As demand for new lending opportunities increased slightly in 2012, the Company continued to invest some of its liquidity into investment securities. This may continue into 2013 as management deems it appropriate within its liquidity strategy and consideration of overall loan demand.

Net interest income was $69.0 million for the year ended December 31, 2012 compared to $69.9 million and $70.2 million for the years ended December 31, 2011 and 2010, respectively. The tax-equivalent net interest margin was 3.81%, 3.88% and 3.89% for the years ended December 31, 2012, 2011 and 2010, respectively. The margin was down slightly between 2011 and 2012. Interest-earning asset yields decreased 36 basis points (to 4.44% in 2012 from 4.80% in 2011) and the cost of interest bearing liabilities between the two periods decreased 33 basis points (to 0.79% in 2012 from 1.12% in 2011).

Total interest income decreased by $6.1 million or 7.0% to $80.9 million for the year ended December 31, 2012 from $87.1 million for the year ended December 31, 2011. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 57 basis points to 4.92% at December 31, 2012. Interest income from loans decreased to $72.6 million for 2012 compared to $78.6 million in 2011 which represents a decline of 7.7%.

During the same period the average balance of investment securities increased to $247.4 million for 2012 from $205.6 million for the year ended December 31, 2011. Interest income from the investment portfolio remained flat at $7.1 million from 2011 to 2012. The tax-equivalent yield on the investment portfolio was 3.63% in 2012 compared to 4.19% in 2011. The overall duration of investments decreased to 3.5 years at December 31, 2012 from 3.7 years at December 31, 2011.

Interest expense decreased by $5.3 million in 2012 compared to 2011, to $11.9 million from $17.2 million. This decrease was due to a 33 basis point decline in the average cost of interest-bearing liabilities in 2012. Interest expense related to interest-bearing deposits was $8.2 million in 2012 and $12.2 million in 2011. Expenses on FHLB advances and other interest bearing funding sources were $2.4 million and $373,000 respectively in 2012 and $3.2 million and $530,000 respectively in 2011. Interest expense recognized by the Company related to subordinated debentures was $1.0 million in 2012 and $1.3 million in 2011.

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

Interest expense decreased by $8.5 million in 2011 compared to 2010, to $17.2 million from $25.7 million. This decrease was due to a 49 basis point decline in the average cost of interest-bearing liabilities in 2011. The average balance of interest-bearing deposits increased by $30.5 million at December 31, 2011 compared to December 31, 2010. Interest expense related to interest-bearing deposits was $12.2 million in 2011 and $19.2 million in 2010. Expenses on FHLB advances and other interest bearing funding sources were $3.2 million and $530,000 respectively in 2011 and $4.7 million and $455,000 respectively in 2010. Interest expense recognized by the Company related to subordinated debentures was $1.3 million in 2011 and in 2010.

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2012, 2011 and 2010:

Table 6 – Net Interest Margin

	Year Ended December 31
	(In Thousands)
	2012			2011			2010
	Average Balance	Interest (1)	Yield/ Rate (2)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans receivable	$1,477,681	$72,724	4.92%	$1,437,588	$78,773	5.49%	$1,538,388	$88,775	5.77%
Securities	247,442	8,675	3.63%	205,609	8,440	4.19%	154,648	7,151	4.71%
Interest-earning deposits	116,562	300	0.26%	184,126	466	0.25%	121,911	303	0.25%
FHLB stock	20,655	899	4.35%	20,831	867	4.17%	21,375	879	4.11%
Total interest-earning assets	1,862,340	82,598	4.44%	1,848,154	88,546	4.80%	1,836,322	97,108	5.29%
Non-interest-earning assets	201,212			210,216			218,486

Total Assets	$2,063,552			$2,058,370			$2,054,808

Interest-Bearing Liabilities:
Interest-bearing deposits	$1,352,724	$8,169	0.60%	$1,358,785	$12,175	0.90%	$1,389,330	$19,222	1.38%
FHLB advances	66,121	2,424	3.67%	93,669	3,203	3.43%	127,281	4,711	3.70%
Other borrowings	53,155	373	0.70%	56,464	530	0.94%	47,046	455	0.97%
Subordinated debentures	36,169	971	2.68%	36,213	1,278	3.54%	36,228	1,314	3.63%
Total interest-bearing liabilities	1,508,169	11,937	0.79%	1,545,131	17,186	1.12%	1,599,885	25,702	1.61%
Non-interest bearing demand deposits	266,913	-		231,343	-		200,864	-
Total including non-interest- bearing demand deposits	1,775,082	11,937	0.67%	1,776,474	17,186	0.97%	1,800,749	25,702	1.43%
Other non-interest liabilities	21,276			17,983			15,264
Total Liabilities	1,796,358			1,794,457			1,816,013
Stockholders’ equity	267,194			263,913			238,795
Total liabilities and stockholders’ equity	$2,063,552			$2,058,370			$2,054,808
Net interest income; interest rate spread (3)		$70,661	3.64%		$71,360	3.69%		$71,406	3.68%

Net interest margin (4)			3.81%			3.88%			3.89%
Average interest-earning assets to average interest- bearing liabilities			123.5%			119.6%			114.8%

(1)	Interest on certain tax exempt loans (amounting to $192,000, $231,000 and $274,000 in 2012, 2011 and 2010 respectively) and tax-exempt securities ($2.9 million, $2.5 million and $2.0 million in 2012, 2011 and 2010) is not taxable for Federal income tax purposes. The average balance of such loans was $4.9 million, $5.5 million and $6.1 million in 2012, 2011 and 2010 while the average balance of such securities was $73.7 million, $60.5 million and $47.0 million in 2012, 2011 and 2010 respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	At December 31, 2012, the yields earned and rates paid were as follows: loans receivable, 4.56%; securities, 3.35%; FHLB stock,4.61%; total interest-earning assets, 4.42%; deposits, 0.33%; FHLB advances,2.80%; other borrowings, 0.62%, subordinated debentures,1.82%; total including non- interest-bearing liabilities, 0.39%; and interest rate spread, 4.04%.
(3)	Interest rate spread is the difference in the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

Table 7 – Changes in Interest Rates and Volumes

	Year Ended December 31
	2012 vs. 2011			2011 vs. 2010
	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)	Increase (decrease) due to rate	Increase (decrease) due to volume	Total increase (decrease)
Interest-Earning Assets
Loans	$(8,198)	$2,149	$(6,049)	$(4,352)	$(5,650)	$(10,002)
Securities	(1,336)	1,571	235	(869)	2,158	1,289
Interest-earning deposits	8	(174)	(166)	6	157	163
FHLB stock	39	(7)	32	11	(23)	(12)
Total interest-earning assets	$(9,487)	$3,539	$(5,948)	$(5,204)	$(3,358)	$(8,562)

Interest-Bearing Liabilities
Deposits	$(3,952)	$(54)	$(4,006)	$(6,634)	$(413)	$(7,047)
FHLB advances	218	(997)	(779)	(338)	(1,170)	(1,508)
Term notes	(127)	(30)	(157)	(14)	89	75
Subordinated Debentures	(305)	(2)	(307)	(35)	(1)	(36)
Total interest- bearing liabilities	$(4,166)	$(1,083)	$(5,249)	$(7,021)	$(1,495)	$(8,516)

Increase (decrease) in net interest income			$(699)			$(46)

Provision for Loan Losses – First Defiance’s provision for loan losses was $10.9 million for the year ended December 31, 2012 compared to $12.4 million for December 31, 2011 and $23.2 million for December 31, 2010.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management to absorb probable losses incurred in the loan portfolio. Factors considered by management include identifiable risk in the portfolios, historical experience, the volume and type of lending conducted by First Defiance, the amount of non-performing loans (including loans which meet the FASB ASC Topic 310 definition of impaired), the amount of loans graded by management as substandard, doubtful, or loss, general economic conditions (particularly as they relate to First Defiance’s market areas); and other factors related to the collectability of First Defiance’s loan portfolio. See also Allowance for Loan Losses in Management’s Discussion and Analysis and Note 7 to the audited financial statements.

Noninterest Income – Noninterest income increased by $6.9 million or 0.3% in 2012 to $34.4 million from $27.5 million for the year ended December 31, 2011. That followed a decrease of $74,000 or 0.3% in 2011 from $27.6 million in 2010.

Service fees and other charges decreased to $10.8 million for the year ended December 31, 2012 from $11.4 million for 2011 and $12.7 million for 2010. The decline in income in 2012 and 2011 mainly related to a new rule issued by the Federal Reserve Board that became effective in the third quarter of 2010 as well as changes in customer patterns. This rule prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the years ending December 31, 2012 and 2011 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $4.4 million and $5.4 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $4,000 at December 31, 2012 and $67,000 at December 31, 2011.

Noninterest income also includes gains, losses and impairment on investment securities. In 2012, First Defiance realized a $2.1 million net gain on securities compared to a $216,000 net gain in 2011 and a $339,000 net loss in 2010. In 2012, 2011 and 2010, First Defiance recognized other-than-temporary impairment (“OTTI”) charges for certain impaired investment securities, where in management’s opinion, the value of the investment will not be recovered. The total OTTI charges in 2012 were $5,000 and gains on sale or call of securities were $2.1 million. Management recorded $5,000 of OTTI on its investment of one trust preferred collateralized debt obligation (“CDOs”) as a result of management’s analysis of the securities. The Company held eight CDOs at December 31, 2012. Four of those CDOs were written down in full prior to January 1, 2010. The remaining four CDOs have a total amortized cost of $3.6 million at December 31, 2012. Of these four, two, with a total amortized cost of $1.6 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI. In 2011, the total OTTI charges in were $2,000 and gains on sale or call of securities were $218,000. The total OTTI charges in 2010 were $331,000 and losses on sale or call of securities were $8,000. Management recorded $214,000 of OTTI on its investments of three trust preferred collateralized debt obligations (“CDOs”) and a $117,000 write-down of its perpetual preferred securities issued by Fannie Mae and Freddie Mac as a result of management’s analysis of the securities. In 2010, there were 30 securities called or matured and four securities sold, resulting in a net loss of $8,000.

In October 2012, the Company executed a balance sheet restructuring strategy to enhance the Company’s current and future profitability while increasing its capital ratios and protecting the balance sheet against rising rates. The strategy required taking an after tax loss of approximately $260,000 through selling $60.0 million in securities for a gain of $1.6 million and paying off $62.0 million in FHLB advances with a prepayment penalty of $2.0 million. The anticipated ongoing positive effects of this strategy include: 1) increases the net interest margin and net interest income, 2) improves all capital ratios and 3) increases return on average assets and return on average equity.

Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $9.7 million, $6.4 million and $7.8 million in 2012, 2011 and 2010, respectively. The $3.3 million increase in 2012 from 2011 is attributable to a $5.0 million increase in the gain on sale of loans, offset by a $355,000 negative change in the valuation adjustments on mortgage servicing rights and an increase of $1.4 million in mortgage servicing rights amortization expense. The negative change of $355,000 in servicing rights valuation adjustments was due to an impairment charge of $759,000 in 2012 compared with an impairment charge of $404,000 in 2011. The impairment charge is a reflection of the decline in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights. First Defiance originated $521.5 million of residential mortgages for sale into the secondary market in 2012 compared with $262.8 million in 2011. The $1.4 million decrease in 2011 from 2010 is attributable to a $1.4 million decrease in the gain on sale of loans and a $757,000 negative change in the valuation adjustments on mortgage servicing rights which were partially offset by an increase of $284,000 in servicing revenue and a decrease of $473,000 in the amortization of mortgage servicing rights expense. The negative change of $757,000 in servicing rights valuation adjustments was due to an impairment charge of $404,000 in 2011 compared with a recapture of $353,000 in 2010. First Defiance originated $262.8 million of residential mortgages for sale into the secondary market in 2011 compared with $388.1 million in 2010. The balance of the mortgage servicing right valuation allowance stands at $2.3 million at the end of 2012. See Note 8 to the financial statements.

Insurance and investment commission income increased $1.6 million or 22.0% in 2012 primarily due to the acquisition of PDI, a full insurance agency which closed on July 1, 2011, allowing 2012 to be the first year to realize a full year’s income from the acquisition, coupled with an increase in contingent income of $179,000. Contingent commissions are bonus payments received by First Defiance’s insurance subsidiary for effective underwriting. Insurance and investment commission income increased $2.0 million or 38.3% in 2011 primarily due to the acquisition of PDI, a full insurance agency which closed on July 1, 2011, coupled with an increase in contingent income of $226,000. The PDI acquisition added approximately $1.2 million in revenue in 2011.

Noninterest Expense – Total noninterest expense for 2012 was $65.8 million compared to $62.8 million for the year ended December 31, 2011 and $63.5 million for the year ended December 31, 2010. The 2011 total includes $234,000 of acquisition related charges and the 2010 total includes $63,000 of acquisition related charges. Noninterest expense, excluding the acquisition related charges in 2011 and 2010 was $62.5 million and $63.4 million, respectively.

Compensation and benefits increased $1.0 million or 3.2% in 2012 to $32.6 million from $31.6 million in 2011. The increase in compensation and benefits is due to the full impact of the acquisition of PDI, and an increase in incentive expense of $490,000 as a direct reflection of the improved financial performance of the Company. FDIC insurance costs decreased $231,000 or 7.9% to $2.7 million from $2.9 million in 2011. The decrease reflects the change in the assessment rate calculation per the Dodd-Frank regulations. State franchise tax increased $485,000 or 24.1% in 2012 to $2.5 million from $2.0 million in 2011. This increase is due to new rates being issued by the state of Ohio. Occupancy costs increased $412,000 or 5.8% in 2012 to $7.6 million from $7.2 million in 2011 due to an increase in deferred rent liabilities. Data processing increased $403,000 or 9.5% in 2012 to $4.7 million from $4.3 million in 2011 as the Company initiated projects to help gain efficiencies and utilize technology. The other noninterest expense category (including acquisition related charges in 2011) increased $1.4 million primarily due to a one-time prepayment penalty of $2.0 million in relation to the prepayment of $62 million in FHLB advances as part of the Company’s balance sheet restructure, which took place in October 2012.

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

Income Taxes – Income taxes amounted to $8.0 million in 2012 compared to $6.7 million in 2011 and $3.0 million in 2010. The effective tax rates for those years were 30.0%, 30.0%, and 27.0%, respectively. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See Note 18 – Income Taxes in the Notes to the financial statements for further details.

Concentrations of Credit Risk

Financial institutions such as First Defiance generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility is known as credit risk.

Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income generating property totaled $355.4 million at December 31, 2012, which represents 23% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.80% at December 31, 2012. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

Cash generated from operating activities was $31.9 million, $38.5 million and $32.2 million in 2012, 2011 and 2010, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

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

In considering the more typical investing activities, during 2012, $60.1 million and $72.3 million was generated from the combination of maturity, pay-downs, calls or sale of available-for-sale investment securities and $65.0 million was used by an increase in loans while $91.5 million was used to purchase available-for-sale investment securities. During 2011, $52.1 million and $8.7 million was generated from the combination of maturity, pay-downs, calls or sale of available-for-sale investment securities and $31.1 million was provided by a decline in loan growth while $120.5 million was used to purchase available-for-sale investment securities. During 2010, $46.8 million and $448,000 was generated from the maturity, pay-downs, calls or sale of available-for-sale investment securities and $53.8 million was provided by a decline in loan growth while $76.4 million was used to purchase available-for-sale investment securities.

Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. For 2012, total deposits increased by $71.3 million. The amount of deposits acquired from out of market sources decreased in 2012 by $8.6 million. For 2011, total deposits increased by $21.3 million. The amount of deposits acquired from out of market sources decreased in 2011 by $31.1 million. For 2010, total deposits decreased by $4.5 million. The amount of deposits acquired from out of market sources decreased in 2010 by $5.6 million. In 2012, securities sold under repurchase arrangements decreased by $8.7 million and the Company paid off $69.0 million in FHLB advances primarily as a result of the balance sheet restructure and paid $36.4 million as a result of redeeming its preferred stock both decreasing the financing activity. In 2011, securities sold under repurchase arrangements increased by $4.1 million and the Company completed its common stock offering that increased the financing activities by $19.9 million. Also in 2010, securities sold under repurchase arrangements increased by $7.8 million. For additional information about cash flows from First Defiance’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2012, First Defiance had the following commitments to fund deposit, advance, borrowing obligations and post-retirement benefits:

Table 8 – Contractual Obligations

	Maturity Dates by Period at December 31, 2012
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Certificates of deposit	$520,538	$307,445	$205,889	$6,536	$668
FHLB fixed advances including interest (1)	13,933	410	8,262	238	5,023
Subordinated debentures	36,083	-	-	-	36,083
Securities sold under repurchase agreements	51,702	51,702	-	-	-
Unrecognized tax benefits	65	65	-	-	-
Lease obligations	7,885	732	1,231	1,109	4,813
Post-retirement benefits	1,606	120	271	310	905
Total contractual obligations	$631,812	$360,474	$215,653	$8,193	$47,492

(1) Includes principal payments of $12,796 and interest payments of $1,137

At December 31, 2012, First Defiance had the following commitments to fund loan or line of credit obligations:

Table 9 - Commitments

	Total	Amount of Commitment Expiration by Period
Commitments	Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Retail Lines of Credit	$91,731	$8,538	$15,914	$22,265	$45,014
Commercial Lines of Credit	158,514	144,136	13,877	501	-
Retail Other Unused Commitments	3,724	3,720	-	1	3
Commercial Other Unused Commitments	30,248	3,573	2,951	4,369	19,355
Residential Real Estate to Originate	32,509	32,509	-	-	-
Other Real Estate to Originate	25,267	25,267	-	-	-
Non-Mortgage to Originate	6,491	6,491	-	-	-
Total loan commitments	348,484	224,234	32,742	27,136	64,372

Standby letters of credit	18,166	17,697	388	81	-

Total Commitments	$366,650	$241,931	$33,130	$27,216	$64,372

In addition to the above commitments, at December 31, 2012 First Defiance had commitments to sell $53.6 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, and brokered certificates of deposit. At December 31, 2012, First Defiance had $324.9 million capacity under its agreements with the FHLB.

First Federal is subject to various capital requirements of the OCC. At December 31, 2012, First Federal had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about First Defiance and First Federal’s capital requirements, see Note 17 – Regulatory Matters to the Consolidated December 31, 2012 Financial Statements.

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

Allowance for Loan Losses - First Defiance believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. In determining the appropriate estimate for the allowance for loan losses, management considers a number of factors relative to both specific credits in the loan portfolio and macro-economic factors relative to the economy of the United States as a whole and the economy of the northwest Ohio, northeast Indiana and southeast Michigan regions in which the Company does business.

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

In addition to the identification of specific customers who may be potential credit problems, management considers its historical losses, the results of independent loan reviews, an assessment of the adherence to underwriting standards, and other factors in providing for loan losses that have not been specifically classified. Management believes that the level of its allowance for loan loss is sufficient to cover the estimates loss incurred but not yet recognized on the loan portfolio. Refer to the section titled “Allowance for Loan Losses” and Note 2, Statement of Accounting Policies for a further description of the Company’s estimation process and methodology related to the allowance for loan losses.

Valuation of Mortgage Servicing Rights - First Defiance believes the valuation of mortgage servicing rights is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. First Defiance recognizes as separate assets the value of mortgage servicing rights, which are acquired through loan origination activities. First Defiance does not purchase any mortgage servicing rights.

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

Valuation of Securities - First Defiance believes the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. This is pertaining to the Company’s investment in certain trust preferred debt obligations securities (“CDOs”). As required by FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary, are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of other-than-temporary impairment that does not relate to the credit losses is recognized in other comprehensive income. The fair values of these CDOs, which are backed by trust preferred securities issued by banks, thrifts and insurance companies, have a fair value of $1.6 million as of December 31, 2012. The market for these securities at December 31, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. There are currently very few market participants who are willing and/or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issue.

Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has determined: 1) The few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at December 31, 2012; 2) An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than the market approach valuation used at the prior measurement dates and 3) The Company’s CDOs will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

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

Goodwill - First Defiance has two reporting units: First Federal and First Insurance. At December 31, 2012, we had goodwill of $61.5 million, including $51.05 million in First Federal, representing 83% of total goodwill and $10.5 million in First Insurance, representing 17% of total goodwill. The carrying value of goodwill is tested annually for impairment or more frequently if it is determined that we should do so. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income, but not our risk-based capital ratios.

We have core deposit and other intangible assets resulting from acquisitions which are subject to amortization. We determine the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2012 and 2011.

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

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, First Defiance’s net interest income would increase by 3.72% over the base case scenario. It should be noted that other areas of First Defiance’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

The majority of First Defiance’s lending activities are in non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Defiance’s non-residential and multi-family real estate loan portfolio was $797.4 million, which was split between $153.9 million of fixed-rate loans and $643.5 million of adjustable-rate loans at December 31, 2012. The commercial loan portfolio increased to $383.8 million, which is split between $150.4 million of fixed-rate loans and $233.4 million of adjustable-rate loans at December 31, 2012. Certain loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than seven years. First Defiance also has significant balances of home equity and improvement loans ($108.7 million at December 31, 2012) of which $70.5 million fluctuate with changes in the prime lending rate. Approximately $38.2 million of home equity and improvement loans have fixed rates but the maturities on those loans range from three to five years. First Defiance also has consumer loans ($15.9 million at December 31, 2012) which tend to have a shorter duration than residential mortgage loans. Also, to limit its interest rate risk, as well as to provide liquidity, First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. For 2012, this analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. The likelihood of a decrease in interest rates as of December 31, 2012 was considered to be remote given the current interest rate levels and therefore was not included in this analysis but management believed it to be prudent to include a down 100 basis point environment. The results of this analysis are reflected in the following table.

Table 10 – Economic Value of Equity Analysis

December 31, 2012
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
	(Dollars in Thousands)
+ 400 bp	415,094	46,835	12.72%	21.49%	356	bp
+ 300 bp	407,337	39,078	10.61%	20.76%	283	bp
+ 200 bp	398,150	29,891	8.12%	19.97%	204	bp
+ 100 bp	387,482	19,223	5.22%	19.12%	119	bp
0 bp	368,259	-	-	17.93%	–
- 100 bp	343,745	(24,514)	(6.66)%	16.57%	(136	)bp

December 31, 2011
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
	(Dollars in Thousands)
+ 400 bp	471,564	64,772	15.92%	24.08%	450	bp
+ 300 bp	460,756	53,964	13.27%	23.17%	359	bp
+ 200 bp	447,035	40,243	9.89%	22.15%	257	bp
+ 100 bp	430,361	23,570	5.79%	21.00%	142	bp
0 bp	406,792	-	-	19.58%	–

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2012, First Federal would experience an 8.12% increase in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations. The average duration of its assets at December 31, 2011 was 1.49 years while the average duration of its liabilities was 2.84 years.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included below.

William J. Small	Donald P. Hileman
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. We also have audited First Defiance Financial Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Defiance Financial Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Defiance Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

South Bend, Indiana

February 28, 2013

First Defiance Financial Corp.

Consolidated Statements of Financial Condition

	December 31
	2012	2011
	(Dollars In Thousands, except share and per share data)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$45,832	$31,931
Federal funds sold	91,000	143,000
	136,832	174,931

Securities available-for-sale, carried at fair value	194,101	232,919
Securities held-to-maturity, carried at amortized cost (fair value $516 and $672 at December 31, 2012 and 2011 respectively)	508	661
	194,609	233,580
Loans held for sale	22,064	13,841
Loans receivable, net of allowance of $26,711 and $33,254 at December 31, 2012 and 2011, respectively	1,498,546	1,453,822
Mortgage servicing rights	7,833	8,690
Accrued interest receivable	5,594	6,142
Federal Home Loan Bank (FHLB) stock	20,655	20,655
Bank owned life insurance	41,832	35,908
Premises and equipment	39,663	40,045
Real estate and other assets held for sale (REO)	3,805	3,628
Goodwill	61,525	61,525
Core deposit and other intangibles	4,738	6,151
Deferred taxes	78	629
Other assets	9,174	8,643
Total assets	$2,046,948	$2,068,190

First Defiance Financial Corp

Consolidated Statements of Financial Condition (continued)

	December 31
	2012	2011
	(Dollars In Thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$315,132	$245,927
Interest-bearing	1,352,340	1,350,314
Total	1,667,472	1,596,241
Advances from the Federal Home Loan Bank	12,796	81,841
Securities sold under agreements to repurchase and other	51,702	60,386
Subordinated debentures	36,083	36,083
Advance payments by borrowers	1,473	1,402
Other liabilities	19,294	14,110
Total liabilities	1,788,820	1,790,063

Commitments and Contingent (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; 0 and 37,000 issued with a liquidation preference of $0 and $37,231, net of discount	–	36,641
Preferred stock, $.01 par value per share:
4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,739,496 and 12,739,496 shares issued and 9,729,466 and 9,726,243 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	136,046	135,825
Accumulated other comprehensive income, net of tax of $2,301 and $2,153, respectively	4,274	3,997
Retained earnings	164,103	148,010
Treasury stock, at cost, 3,010,030 and 3,013,253 shares respectively	(47,300)	(47,351)
Total stockholders’ equity	258,128	278,127

Total liabilities and stockholders’ equity	$2,046,948	$2,068,190

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Income
(Amounts in Thousands, except per share data)

	Years Ended December 31
	2012	2011	2010
Interest Income
Loans	$72,621	$78,648	$88,628
Investment securities:
Taxable	4,241	4,571	4,070
Tax-exempt	2,882	2,515	1,985
Interest-bearing deposits	300	466	303
FHLB stock dividends	899	867	879
Total interest income	80,943	87,067	95,865

Interest Expense
Deposits	8,169	12,175	19,222
Federal Home Loan Bank advances and other	2,424	3,203	4,711
Subordinated debentures	971	1,278	1,314
Securities sold under agreement to repurchase	373	530	455
Total interest expense	11,937	17,186	25,702
Net interest income	69,006	69,881	70,163

Provision for loan losses	10,924	12,434	23,177
Net interest income after provision for loan losses	58,082	57,447	46,986

Noninterest Income
Service fees and other charges	10,779	11,387	12,740
Mortgage banking income	9,665	6,437	7,847
Insurance commissions	8,676	7,109	5,140
Gain on sale of non-mortgage loans	70	361	516
Gain (loss) on sale or call of securities	2,139	218	(8)
Other-than-temporary impairment (OTTI) losses on investment securities
Total impairment losses on investment securities	(31)	(44)	(367)
Losses recognized in other comprehensive income	26	42	36
Net impairment loss recognized in earnings	(5)	(2)	(331)
Trust income	616	599	507
Income from bank owned life insurance	924	929	1,146
Other noninterest income	1,510	478	33
Total noninterest income	34,374	27,516	27,590

Noninterest Expense
Compensation and benefits	32,566	31,554	27,403
Occupancy	7,578	7,166	7,048
FDIC insurance	2,691	2,922	3,766
Data processing	4,660	4,257	4,909
Acquisition related charges	-	234	63
Other noninterest expense	18,285	16,631	20,274
Total noninterest expense	65,780	62,764	63,463

Income before income taxes	26,676	22,199	11,113
Federal income taxes	8,012	6,665	3,005
Net Income	$18,664	$15,534	$8,108

Dividends Accrued on Preferred Shares	$(900)	$(1,850)	$(1,850)
Accretion on Preferred Shares	$(359)	$(178)	$(170)
Redemption of Preferred Shares	$642	$-	$-
Net Income Applicable to Common Shares	$18,047	$13,506	$6,088
Earnings per common share:
Basic	$1.86	$1.44	$0.75
Diluted	$1.81	$1.42	$0.75
Dividends declared per common share	$0.20	$0.05	$-

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

	For the Year Ended December 31
	2012	2011	2010
	(In Thousands)
Net income	$18,664	$15,534	$8,108
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	2,360	7,404	(1,010)
Reclassification adjustment for (gains) losses realized in income	(2,139)	(218)	8
Other-than-temporary impairment losses on AFS securities realized in income	5	2	331
Net unrealized gains (losses)	226	7,188	(671)

Income tax effect	(79)	(2,516)	235
Net of tax amount	147	4,672	(436)

Change in unrealized gain on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	148	(537)	349
Net amortization and deferral	51	25	39
Net gain (loss) activity during the period	199	(512)	388
Income tax effect	(69)	179	(136)
Net of tax amount	130	(333)	252

Total other comprehensive income (loss)	277	4,339	(184)
Comprehensive income	$18,941	$19,873	$7,924

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except number of shares)

						Stock	Accumulated
			Common		Additional	Acquired	Other		Total
	Preferred	Common	Stock	Treasury	Paid-In	by	Comprehensive	Retained	Stockholder’s
	Stock	Stock	Warrant	Stock	Capital	ESOP	Income (Loss)	Earnings	Equity

Balance at January 1, 2010	$36,293	$127	$878	$(72,631)	$140,677	$-	$(158)	$128,900	$234,086
Net income								8,108	8,108
Other comprehensive income							(184)		(184)
Stock option expense					168				168
250 stock options exercised, with no income tax benefit				3					3
Preferred stock dividends accrued								(1,850)	(1,850)
Accretion on preferred shares	170							(170)	-
Balance at December 31, 2010	$36,463	$127	$878	$(72,628)	$140,845	$-	$(342)	$134,988	$240,331
Net income								15,534	15,534
Other comprehensive income							4,339		4,339
Stock option expense					144				144
850 stock options exercised, with no income tax benefit				14				(3)	11
1,600,800 shares issued capital stock				25,156	(5,297)				19,859
Restricted share activity under stock incentive plans				75	136				211
2,085 shares issued direct purchases				32	(3)				29
Preferred stock dividends accrued								(1,850)	(1,850)
Accretion on preferred shares	178							(178)	-
Common stock dividends declared								(481)	(481)
Balance at December 31, 2011	$36,641	$127	$878	$(47,351)	$135,825	$-	$3,997	$148,010	$278,127
Net income								18,664	18,664
Other comprehensive income							277		277
Stock option expense					104				104
500 shares issued under stock option plan, with no income tax benefit				8				(4)	4
Restricted share activity under stock incentive Plans				30	116				146
836 shares issued direct purchases				13	1				14
Preferred stock dividends accrued								(900)	(900)
Accretion on preferred shares	359							(359)	-
16,560 shares purchased in Treasury auction	(16,560)							618	(15,942)
20,440 shares purchased in open market	(20,440)							24	(20,416)
Common stock dividends declared								(1,950)	(1,950)
Balance at December 31, 2012	$-	$127	$878	$(47,300)	$136,046	$-	$4,274	$164,103	$258,128

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Years Ended December 31
	2012	2011	2010
Operating Activities
Net income	$18,664	$15,534	$8,108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,924	12,434	23,177
Provision for depreciation	3,416	3,436	3,403
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	1,497	396	1,503
Amortization of mortgage servicing rights	3,562	2,169	2,642
Net impairment (recovery) of mortgage servicing rights	759	404	(353)
Amortization of intangibles	1,413	1,442	1,495
Gain on sale of loans	(10,669)	(5,968)	(7,533)
Loss on sale or disposals of property, plant and equipment	179	59	12
Loss on sale or write-down of REO	427	947	4,050
OTTI losses on investment securities	5	2	331
(Gain) loss on sale or call of securities	(2,139)	(218)	8
Change in deferred taxes	779	2,839	(2,417)
Proceeds from sale of loans held for sale	520,376	263,336	384,492
Stock option expense	104	144	168
Restricted stock unit expense	146	211	-
Origination of loans held for sale	(521,464)	(262,825)	(388,064)
Income from bank owned life insurance	(924)	(929)	(1,146)
Change in interest receivable and other assets	17	2,961	3,664
Change in accrued interest and other liabilities	4,838	2,365	(1,340)
Net cash provided by operating activities	31,910	38,739	32,200

Investing Activities
Proceeds from maturities, calls and paydowns of held-to-maturity securities	152	178	1,081
Proceeds from maturities, calls and paydowns of available-for-sale securities	60,057	52,097	46,765
Proceeds from sale of available-for-sale securities	72,262	8,719	448
Proceeds from sale of REO	3,444	9,630	10,511
Proceeds from sale of office properties and equipment	10	17	1
Purchases of available-for-sale securities	(91,513)	(120,499)	(76,439)
Purchases of office properties and equipment	(3,223)	(2,041)	(1,562)
Investment in bank owned life insurance	(5,000)	-	(3,757)
Proceed from insurance death benefit	-	-	728
Net cash paid in Andres O’Neil & Lowe acquisition	-	-	(1,500)
Proceeds from FHLB stock redemption	-	357	364
Net cash paid in Payak-Dubbs acquisition	-	(3,914)	-
Purchase of portfolio mortgage loans	-	(25,842)	-
Proceeds from sale of non-mortgage loans	4,644	9,212	13,949
Net decrease (increase) in loans receivable	(65,005)	31,137	53,767
Net cash provided by (used) in investing activities	(24,172)	(40,949)	44,356

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Cash Flows (continued)
(Amounts in Thousands)

	Years Ended December 31
	2012	2011	2010
Financing Activities
Net increase (decrease) in deposits	71,318	21,314	(4,468)
Repayment of Federal Home Loan Bank long-term advances	(69,045)	(35,044)	(30,042)
Cash paid for redemption of preferred stock	(36,358)	-	-
Increase (decrease) in securities sold under repurchase agreements	(8,684)	4,139	7,849
Cash dividends paid on common stock	(1,950)	(481)	-
Cash dividends paid on preferred stock	(1,136)	(1,850)	(1,850)
Net cash received from common stock issuance	-	19,859	-
Proceeds from exercise of stock options	4	11	3
Proceeds from treasury stock purchases	14	29	-
Net cash (used) provided by financing activities	(45,837)	7,977	(28,508)

Increase (decrease) in cash and cash equivalents	(38,099)	5,767	48,048
Cash and cash equivalents at beginning of period	174,931	169,164	121,116
Cash and cash equivalents at end of period	$136,832	$174,931	$169,164

Supplemental cash flow information:
Interest paid	$12,251	$17,464	$26,212
Income taxes paid	$4,000	$4,875	$5,800
Transfers from loans to other real estate owned and other assets held for sale	$4,048	$4,614	$12,147

Transfer from loans held for sale to loans	$-	$7,596	$-

Securities traded but not yet settled	$405	$-	$-

See accompanying notes.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

First Defiance Financial Corp. (First Defiance or the Company) is a unitary thrift holding company that conducts business through its three wholly owned subsidiaries, First Federal Bank of the Midwest (First Federal), First Insurance Group of the Midwest, Inc. (First Insurance), and First Defiance Risk Management, Inc. (First Defiance Risk Management). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Archbold, Bryan, Bowling Green, Maumee and Oregon, Ohio areas, offering property and casualty, and group health and life insurance products. First Defiance Risk Management was incorporated on December 20, 2012, as a wholly-owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income applicable to common shares (net income less dividend requirements for preferred stock, accretion of preferred stock discount and redemption of preferred stock) by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, warrants, restricted stock awards and stock grants. Also see Note 4.

Comprehensive Income

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on available-for-sale securities and the net unrecognized actuarial losses and unrecognized prior service costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items included in other comprehensive income are reported net of tax. See also Notes 5 and 16 and the Statement of Comprehensive Income.

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $1,679,000 and $3,497,000, respectively, at December 31, 2012 to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and repurchase agreements.

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

FHLB Stock

As a member of the FHLB System, First Federal is required to own stock of the FHLB of Cincinnati in an amount principally equal to 0.15% of total assets plus an amount of at least 2% but no more than 4% of its non-grandfathered mission asset activity (as defined in the FHLB’s regulations). First Federal is permitted to own stock in excess of the minimum requirement. FHLB stock is a restricted equity security that does not have a readily determinable fair value and is carried at cost. It is evaluated for impairment based upon the ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2012, the balance at FHLB of Cincinnati was $19.3 million. First Federal acquired $2.0 million of stock from the Pavilion acquisition which is held at the FHLB of Indianapolis and is required to be held for five years from the date of acquisition of March 14, 2008. The balance of this stock was $1.3 million at December 31, 2012.

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

During 2012 and 2011, the Company realized losses totaling $73,000 and $413,000 pertaining to loans sold to Fannie Mae and Freddie Mac but returned due to underwriting issues. Repurchase losses are recognized when the Company determines they are probable and estimable. No amount was accrued at December 31, 2012 and 2011 for such losses.

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

During 2012 we changed the process used to calculate the historical loss percentages included in our general allocation. Previously all charge offs processed against loans were included in the period they were incurred with no consideration given to when a specific reserve was established. During 2012 the historical loss calculation included specific reserves on collaterally dependent impaired loans in the quarter in which the loss was identified and included charge-offs on loans that did not previously have specific reserves.

Also during 2012, we applied an equal 12.5% weighting to each of the eight quarters in our two year historical loss history; whereas previously we had weighted the most recent year at 80% and the previous year at 20%.

Loan losses are charged off against the allowance when in management’s estimation it is unlikely that the loan will be collected, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan loss is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors in order to maintain the allowance for loan losses at the level deemed adequate by management. The determination of whether a loan is considered past due or delinquent is based on the contractual payment terms. Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. All loans are placed on nonaccrual status at 90 days past due unless the loan is adequately secured and is in process of collection. Any loan in the portfolio may be placed on nonaccrual status prior to becoming 90 days past due when collection of principal or interest is in doubt.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Impaired loans have been recognized in conformity with FASB ASC Topic 310.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loans agreement. Loans, for which terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. A cash flow analysis of the net present value is performed and an allowance may be established based on the outcome of that analysis, or if the loan is deemed to be collateral dependent an allowance is established based on the fair value of collateral. All modifications are reviewed by the Bank’s senior loan committee to determine whether or not the modification constitutes a troubled debt restructure. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net of the allowance allocation which is determined based on the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Commercial Real Estate Loans (consisting of multi-family residential and non-residential): Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Commercial Loans: Commercial credit is extended primarily to middle market customers. Such credits are typically comprised of working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses' principal owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types.

Consumer: Consumer loans are generally made to borrowers for a specific consumer purchase and are made based on their ability to repay with their current debt to income as well as the underlying collateral value of the item being purchased. Credit scores are part of the decision process of whether or not credit is extended. Minimum standards and underwriting guidelines have been established for all consumer loan types.

1-4 Family Residential Real Estate: 1-4 family residential real estate loans can be categorized two different ways. One part of this portfolio is owner occupied and are made based primarily on the ability of the individual borrower to support the payments as well as the payments of any other debt the borrower may have outstanding at the time the loan is made. The other part of this portfolio is non-owner occupied income producing property and is made primarily based on the cash flow stream from rental income as well as the cash flow support from the borrower’s unrelated cash flow. Both types of loans have a secondary repayment source of the underlying collateral and generally the loans are not extended at higher than an 80% LTV. Minimum standards and underwriting guidelines have been established for all 1-4 family residential real estate loan types.

Construction: The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage.

Home Equity and Improvement: Home Equity and Improvement loans are made to borrowers based on their ability to repay with their current debt to income as well as the underlying collateral value of the real estate taken as security. Minimum standards and underwriting guidelines have been established for all 1-4 family residential real estate loan types.

Consumer, 1-4 family residential real estate (including construction) and home equity and improvement loans are subject to adverse employment conditions in the local economy which could increase default rate on loans.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $3.4 million, $3.4 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010. Late fees and ancillary fees related to loan servicing are not material. See Note 8.

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

Long-lived assets to be held and those to be disposed of and certain intangibles are periodically evaluated for impairment. See Note 9.

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

Stock Compensation Plans

Compensation cost is recognized for stock options and restricted share awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Restricted stock awards are valued at the market value of Company stock at the date of the grant. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. See Note 20.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 22. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Quantitative thresholds as stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting are monitored. For the year ended December 31, 2012, the reported revenue for First Insurance was 8.3% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the year ended December 31, 2012 was 4.6% of consolidated net income. Total assets of First Insurance at December 31, 2012 were 0.8% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the savings bank to the holding company. See Note 17 for further details on restrictions.

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

An effective tax rate of 35% is used to determine after-tax components of other comprehensive income (loss) included in the statements of stockholders’ equity. See Note 18.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company is required to adopt this update prospectively for the quarter ending March 31, 2013. This update may result in revised disclosures in the Company’s financial statements but will not have an impact on the Company’s financial position, results of operations or cash flows.

3. Acquisitions

On July 1, 2011, First Defiance acquired PDI, an insurance agency headquartered in Maumee and Oregon, Ohio for a cash purchase price $4.8 million and future consideration to be paid in cash in 2012, 2013, and 2014. As of December 31, 2012, management has reported goodwill of approximately $4.0 million and identifiable intangible assets of $1.1 million consisting of customer relationship intangible of $697,000 and a non-compete intangible of $363,000. A contingent payable of $626,000 was also recorded in the transaction of which $70,000 was paid in 2012 resulting in a payable at December 31, 2012 of $556,000. The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

4. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2012	2011	2010
	(In Thousands, Except Per Share Amounts)
Numerator for basic and diluted earnings per common share-net income applicable to common shares	$18,047	$13,506	$6,088
Denominator:
Denominator for basic earnings per common share-weighted-average common shares, including participating securities	9,728	9,371	8,118
Effect of dilutive securities:
Employee stock options	51	15	1
Warrants	219	154	34
Dilutive potential common shares	270	169	35
Denominator for diluted earnings per common share	9,998	9,540	8,153
Basic earnings per common share	$1.86	$1.44	$.75
Diluted earnings per common share	$1.81	$1.42	$.75

Shares under option of 229,550 in 2012, 255,700 in 2011 and 363,050 in 2010 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

5. Investment Securities

The following tables summarize the amortized cost and fair value of available-for-sale securities and held-to-maturity investment securities portfolio at December 31, 2012 and 2011 and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2012
Available-for-sale
Obligations of U.S. government corporations and agencies	$11,000	$69	$-	$11,069
U.S. treasury bonds	1,000	2	-	1,002
Mortgage-backed securities - residential	30,020	1,441	-	31,461
Collateralized mortgage obligations	55,962	1,504	-	57,466
Trust preferred stock and preferred stock	3,600	99	(2,091)	1,608
Corporate bonds	8,717	167	-	8,884
Obligations of state and political subdivisions	76,339	6,277	(5)	82,611
Total Available-for-Sale	$186,638	$9,559	$(2,096)	$194,101

Held-to-Maturity
FHLMC certificates	$69	$-	$(1)	$68
FNMA certificates	162	6	-	168
GNMA certificates	60	3	-	63
Obligations of states and political subdivisions	217	-	-	217
Total Held-to-Maturity	$508	$9	$(1)	$516

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2011
Available-for-sale
Obligations of U.S. government corporations and agencies	$16,989	$96	$-	$17,085
U.S. treasury bonds	2,000	10	-	2,010
Mortgage-backed securities - residential	68,400	2,318	(2)	70,716
REMICs	2,863	31	-	2,894
Collateralized mortgage obligations	57,083	1,926	-	59,009
Trust preferred stock and preferred stock	3,790	73	(2,413)	1,450
Corporate bonds	8,629	-	(377)	8,252
Obligations of state and political subdivisions	65,928	5,580	(5)	71,503
Total Available-for-Sale	$225,682	$10,034	$(2,797)	$232,919

Held-to-Maturity
FHLMC certificates	$82	$1	$-	$83
FNMA certificates	199	4	-	203
GNMA certificates	72	3	-	75
Obligations of states and political subdivisions	308	3	-	311
Total Held-to-Maturity	$661	$11	$-	$672

The amortized cost and fair value of the investment securities portfolio at December 31, 2012 and 2011 are shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities, collateralized mortgage obligations and REMICs, which are not due at a single maturity date, have not been allocated over maturity groupings.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
2012
Due in one year or less	$1,252	$1,258	$-	$-
Due after one year through five years	15,719	15,996	-	-
Due after five years through ten years	33,743	36,024	217	217
Due after ten years	49,942	51,896	-	-
MBS/CMO	85,982	88,927	291	299
	$186,638	$194,101	$508	$516

Securities pledged at year-end 2012 and 2011 had a carrying amount of $135.0 million and $144.1 million and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.

As of December 31, 2012, the Company’s investment portfolio consisted of 338 securities, 14 of which were in an unrealized loss position. The Company does not hold any single security that is greater than 10% of the Company’s equity at December 31, 2012.

The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2012 and December 31, 2011:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2012
Available-for-sale securities:
Mortgage-backed securities - residential	$1	$-	$-	$-	$1	$-
Obligations of state and political subdivisions	949	(5)	-	-	949	(5)
Trust preferred stock and preferred stock	-	-	1,474	(2,091)	1,474	(2,091)
Total temporarily impaired securities	$950	$(5)	$1,474	$(2,091)	$2,424	$(2,096)

At December 31, 2011
Available-for-sale securities:
Mortgage-backed securities - residential	$2,030	$(2)	$-	$-	$2,030	$(2)
Obligations of state and political subdivisions	-	-	746	(5)	746	(5)
Trust preferred stock and preferred stock	-	-	1,342	(2,413)	1,342	(2,413)
Corporate bonds	8,252	(377)	-	-	8,252	(377)
Total temporarily impaired securities	$10,282	$(379)	$2,088	$(2,418)	$12,370	$(2,797)

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

Realized gains from the sales and calls of investment securities totaled $2.1 million ($1.4 million after tax) in 2012 while there were realized gains of $218,000 ($142,000 after tax) and realized losses of $(8,000) in 2011 and 2010, respectively.

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

In 2012, management determined that one CDO had OTTI resulting in a write-down of $4,500 ($2,900 after tax). In 2011, management determined that one CDO had OTTI resulting in a write-down of $2,200 ($1,400 after tax). In 2010, management determined OTTI on three CDOs resulting in a write-down of $214,000 ($139,000 after tax). Also in 2010, management deemed it necessary based on the current economic conditions, to further write-down the perpetual preferred stock of Fannie Mae and Freddie Mac which resulted in a permanent write-down of $117,000 ($76,000 after tax).

The Company held eight CDOs at December 31, 2012. Four of those CDOs were written down in full prior to January 1, 2010. The remaining four CDOs have a total amortized cost of $3.6 million at December 31, 2012. Of these, two, with a total amortized cost of $1.6 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI.

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

The following table details the six securities with OTTI, their lowest credit rating at December 31, 2012 and the related credit losses recognized in earnings for the four quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 (In Thousands):

	TPREF Funding II Rated	Alesco VIII	Preferred Term Sec XXVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX
	Caa3	Rated Ca	Rated C	Rated Ca	Not Rated	Not Rated	Total
Amount of OTTI related to credit loss at January 1, 2012	$318	$1,000	$78	$857	$453	$465	$3,171
Addition – Qtr 1	-	-	-	-	-	-	-
Amount of OTTI related to credit loss at March 31, 2012	$318	$1,000	$78	$857	$453	$465	$3,171
Addition – Qtr 2	-	-	-	-	-	-	-
Amount of OTTI related to credit loss at June 30, 2012	$318	$1,000	$78	$857	$453	$465	$3,171
Addition – Qtr 3	-	-	-	-	-	-	-
Amount of OTTI related to credit loss at September 30, 2012	$318	$1,000	$78	$857	$453	$465	$3,171
Addition – Qtr 4	5	-	-	-	-	-	5
Amount of OTTI related to credit loss at December 31, 2012	$323	$1,000	$78	$857	$453	$465	$3,176

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $749,000 for the above six securities at December 31, 2012. There was $847,000 recognized in accumulated other comprehensive income at December 31, 2011.

The following table provides additional information related to the four CDO investments for which a balance remains as of December 31, 2012 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2012	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub- ordination as a % of Current Performing Collateral

TPREF Funding II	B	673	209	464	5	Caa3	15	43.47%	17.92%	-%

I-Preferred Term Sec I	B-1	1,000	542	458	0	CCC	15	7.96%	23.00%	25.62%

Dekania II CDO	C-1	990	505	485	0	CCC	32	-%	13.69%	29.62%

Preferred Term Sec XXVII	C-1	902	218	684	0	C	32	27.09%	22.29%	6.23%

Total		$3,565	$1,474	$2,091	$5

The increase in OTTI in 2012 was the result of a slight deterioration in the performance of the underlying collateral. Specifically, depreciation was driven by both realized credit events (i.e. defaults and deferrals) and weakening credit fundamentals in some of the performing collateral, which led to an increased probability of default going forward. The Company’s assumed average lifetime default rate declined to 27.9% at the end of 2012 from 28.3% at the end of 2011.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Beginning balance, January 1	$3,251	$3,249	$5,296
Additions for amounts related to credit loss for which an OTTI was not previously recognized	-	-	76

Reductions for amounts realized for securities sold/redeemed during the period	(80)	-	(2,261)

Reductions for amounts related to securities for which the Company intends to sell or that it will be more likely than not that the Company will be required to sell prior to recovery of amortized cost basis	-	-	-

Reductions for increase in cash flows expected to be collected that are Recognized over the remaining life of the security	-	-	-

Increases to the amount related to the credit loss for which Other-than-temporary was previously recognized	5	2	138

Ending balance, December 31	$3,176	$3,251	$3,249

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2012	2011	2010
	(In Thousands)
Proceeds	$72,262	$8,719	$448
Gross realized gains	2,163	218	3
Gross realized losses	(24)	-	(11)

The following table summarizes the changes within each classification of accumulated other comprehensive income for the years ended December 31, 2012 and 2011:

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2011	$4,704	$(707)	$3,997
Other comprehensive income (loss), net	147	130	277
Balance at December 31, 2012	$4,851	$(577)	$4,274

	Unrealized gains (losses) on available for sale securities	Postretirement Benefit	Accumulated other comprehensive income (loss), net
	(In Thousands)
Balance at December 31, 2010	$32	$(374)	$(342)
Other comprehensive income (loss), net	4,672	(333)	4,339
Balance at December 31, 2011	$4,704	$(707)	$3,997

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):

	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$50,205	$48,035	$38,399	$47,037
Unused lines of credit	21,975	228,269	24,943	184,446
Standby letters of credit	-	18,166	4,600	21,507
Total	$72,180	$294,470	$67,942	$252,990

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments at December 31, 2012 have interest rates ranging from 2.00% to 18.00% and maturities ranging from less than 1 year to 30 years.

In addition to the above commitments, at December 31, 2012, First Defiance had commitments to sell $53.6 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage.

7. Loans

Loans receivable consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Real Estate:
Secured by 1-4 family residential	$200,826	$203,401
Secured by multi-family residential	122,275	126,246
Secured by commercial real estate	675,110	649,746
Construction	37,788	31,552
	1,035,999	1,010,945
Other Loans:
Commercial	383,817	349,053
Home equity and improvement	108,718	122,143
Consumer Finance	15,936	18,887
	508,471	490,083
Total loans	1,544,470	1,501,028
Deduct:
Undisbursed loan funds	(18,478)	(13,243)
Net deferred loan origination fees and costs	(735)	(709)
Allowance for loan loss	(26,711)	(33,254)
Totals	$1,498,546	$1,453,822

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity year to date as of December 31, 2012, December 31, 2011, and December 31, 2010 by portfolio segment and impairment method (in thousands):

Year to Date December 31, 2012	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$4,095	$63	$2,850	$17,640	$6,576	$1,856	$174	$33,254

Charge-Offs	(2,515)	-	(555)	(10,764)	(4,047)	(1,165)	(133)	(19,179)

Recoveries	177	-	122	895	359	95	64	1,712

Provisions	1,749	12	(220)	4,931	3,437	973	42	10,924
Ending Allowance	$3,506	$75	$2,197	$12,702	$6,325	$1,759	$147	$26,711

Year-to-Date December 31, 2011	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$5,956	$73	$2,147	$20,208	$10,871	$1,528	$297	$41,080

Charge-Offs	(2,753)	-	(792)	(12,358)	(4,398)	(1,052)	(95)	(21,448)

Recoveries	127	-	-	533	393	65	70	1,188

Provisions	765	(10)	1,495	9,257	(290)	1,315	(98)	12,434
Ending Allowance	$4,095	$63	$2,850	$17,640	$6,576	$1,856	$174	$33,254

Year to Date December 31, 2010	1-4 Family Residential Real Estate	Construction	Commercial RE & Multi- Family Residential RE	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$6,048	$-	$18,876	$9,444	$1,664	$515	$36,547

Charge-Offs	(3,092)	-	(9,928)	(5,118)	(1,066)	(124)	(19,328)

Recoveries	170	-	50	259	98	107	684

Provisions	2,830	73	13,357	6,286	832	(201)	23,177
Ending Allowance	$5,956	$73	$22,355	$10,871	$1,528	$297	$41,080

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012:

(In Thousands)

	1-4 Family		Multi- Family
	Residential		Residential	Commercial		Home Equity
	Real Estate	Construction	Real Estate	Real Estate	Commercial	& Improvement	Consumer	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$281	$-	$-	$1,070	$138	$2	$-	$1,491

Collectively evaluated for impairment	3,225	75	2,197	11,632	6,187	1,757	147	25,220

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$3,506	$75	$2,197	$12,702	$6,325	$1,759	$147	$26,711

Loans:

Loans individually evaluated for impairment	$11,930	$45	$1,626	$46,053	$8,830	$2,678	$124	$71,286

Loans collectively evaluated for impairment	189,348	19,251	120,829	630,534	376,007	106,516	15,815	1,458,300

Loans acquired with deteriorated credit quality	36	-	-	436	32	-	-	504

Total ending loans balance	$201,314	$19,296	$122,455	$677,023	$384,869	$109,194	$15,939	$1,530,090

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

	Twelve Months Ended December 31, 2012
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,946	$137	$136
Residential Non Owner Occupied	5,291	173	177
Total Residential Real Estate	8,237	310	313
Construction	9	-	-
Multi-Family	826	22	21
CRE Owner Occupied	11,755	190	176
CRE Non Owner Occupied	17,156	540	559
Agriculture Land	1,062	31	23
Other CRE	6,672	15	15
Total Commercial Real Estate	36,645	776	773
Commercial Working Capital	2,021	26	29
Commercial Other	5,018	87	90
Total Commercial	7,039	113	119
Consumer	25	3	3
Home Equity and Home Improvement	563	33	33
Total Impaired Loans	$53,344	$1,257	$1,262

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Twelve Months Ended December 31, 2011
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,689	$68	$67
Residential Non Owner Occupied	2,646	85	87
Total Residential Real Estate	5,335	153	154
Construction	25	-	-
Multi-Family	2,097	88	83
CRE Owner Occupied	10,631	302	282
CRE Non Owner Occupied	19,351	777	724
Agriculture Land	1,932	47	47
Other CRE	7,952	54	43
Total Commercial Real Estate	39,866	1,180	1,096
Commercial Working Capital	3,758	74	77
Commercial Other	9,660	194	191
Total Commercial	13,418	268	268
Consumer	-	-	-
Home Equity and Home Improvement	258	12	12
Total Impaired Loans	$60,999	$1,701	$1,613

Twelve Months Ended
December 31, 2010

Average balance of individually impaired loans during the year	$64,429
Interest income recognized	2,237
Cash Basis Income recognized	2,017

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012: (In Thousands)

	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$5,427	$5,357	$-
Residential Non Owner Occupied	4,211	3,420	-
Total Residential Real Estate	9,638	8,777	-
Construction	300	45	-
Multi-Family Residential Real Estate	1,775	1,626	-
CRE Owner Occupied	12,314	9,782	-
CRE Non Owner Occupied	11,054	9,105	-
Agriculture Land	1,176	993	-
Other CRE	8,741	5,527	-
Total Commercial Real Estate	33,285	25,407	-
Commercial Working Capital	1,565	1,565	-
Commercial Other	6,367	5,338	-
Total Commercial	7,932	6,903	-
Consumer	125	124	-
Home Equity and Home Improvement	2,777	2,642	-
Total loans with no allowance recorded	$55,832	$45,524	$-

With an allowance recorded:
Residential Owner Occupied	$1,697	$1,701	$257
Residential Non Owner Occupied	1,449	1,452	24
Total Residential Real Estate	3,146	3,153	281
Construction	-	-	-
Multi-Family Residential Real Estate	-	-	-
CRE Owner Occupied	5,735	5,118	245
CRE Non Owner Occupied	15,301	15,357	820
Agriculture Land	111	112	3
Other CRE	88	59	2
Total Commercial Real Estate	21,235	20,646	1,070
Commercial Working Capital	300	301	10
Commercial Other	1,623	1,626	128
Total Commercial	1,923	1,927	138
Consumer	-	-	-
Home Equity and Home Improvement	36	36	2
Total loans with an allowance recorded	$26,340	$25,762	$1,491

* Presented gross of charge offs

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011: (In Thousands)

	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$981	$984	$-
Residential Non Owner Occupied	1,871	1,877	-
Total Residential Real Estate	2,852	2,861	-
Construction	-	-	-
Multi-Family Residential Real Estate	1,138	1,137	-
CRE Owner Occupied	5,868	5,879	-
CRE Non Owner Occupied	8,408	8,421	-
Agriculture Land	1,072	1,073	-
Other CRE	5,607	5,605	-
Total Commercial Real Estate	20,955	20,978	-
Commercial Working Capital	1,391	1,393	-
Commercial Other	3,444	3,453	-
Total Commercial	4,835	4,846	-
Consumer	-	-	-
Home Equity and Home Improvement	39	40	-
Total loans with no allowance recorded	$29,819	$29,862	$-

With an allowance recorded:
Residential Owner Occupied	$1,020	$1,020	$373
Residential Non Owner Occupied	726	726	281
Total Residential Real Estate	1,746	1,746	654
Construction	-	-	-
Multi-Family Residential Real Estate	298	298	195
CRE Owner Occupied	2,284	2,284	589
CRE Non Owner Occupied	8,589	8,596	3,235
Agriculture Land	300	300	163
Other CRE	2,676	2,676	1,413
Total Commercial Real Estate	13,849	13,856	5,400
Commercial Working Capital	358	358	192
Commercial Other	1,879	1,881	777
Total Commercial	2,237	2,239	969
Consumer	-	-	-
Home Equity and Home Improvement	-	-	-
Total loans with an allowance recorded	$18,130	$18,139	$7,218

* Presented net of charge-offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	December 31, 2012	December 31, 2011
	(in thousands)
Non-accrual loans	$32,570	$39,328
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	32,570	$39,328
Real estate and other assets held for sale	3,805	3,628
Total non-performing assets	$36,375	$42,956

Troubled debt restructuring, still accruing	$28,203	$3,380

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2012 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$125,362	$1,238	$604	$945	$2,787	$1,125
Residential Non Owner Occupied	71,777	413	126	849	1,388	2,473

Total Residential Real Estate	197,139	1,651	730	1,794	4,175	3,598

Construction	19,296	-	-	-	-	-
Multi-Family	122,455	-	-	-	-	1,178

CRE Owner Occupied	321,071	1,248	382	1,622	3,252	9,652
CRE Non Owner Occupied	235,592	134	1,321	2,480	3,935	6,674
Agriculture Land	72,092	84	31	-	115	813
Other Commercial Real Estate	36,510	21	875	3,560	4,456	4,761

Total Commercial Real Estate	665,265	1,487	2,609	7,662	11,758	21,900

Commercial Working Capital	161,110	-	155	1,204	1,359	1,528
Commercial Other	218,477	584	1,201	2,138	3,923	4,136

Total Commercial	379,587	584	1,356	3,342	5,282	5,664

Consumer	15,702	229	8	-	237	-
Home Equity/Home Improvement	106,458	2,294	225	217	2,736	217

Total Loans	$1,505,902	$6,245	$4,928	$13,015	$24,188	$32,557

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2011 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$131,014	$1,573	$220	$1,996	$3,789	$2,490
Residential Non Owner Occupied	67,516	563	410	768	1,741	1,397

Total Residential Real Estate	198,530	2,136	630	2,764	5,530	3,887

Construction	18,288	-	-	-	-	-
Multi-Family	125,050	1,022	-	443	1,465	443

CRE Owner Occupied	288,096	1,468	993	4,771	7,232	7,691
CRE Non Owner Occupied	243,016	921	1,990	3,384	6,295	10,398
Agriculture Land	70,490	-	-	456	456	1,275
Other Commercial Real Estate	30,056	98	-	5,951	6,049	8,342

Total Commercial Real Estate	631,658	2,487	2,983	14,562	20,032	27,706

Commercial Working Capital	137,310	-	223	242	465	1,410
Commercial Other	209,187	278	59	2,933	3,270	5,481

Total Commercial	346,497	278	282	3,175	3,735	6,891

Consumer	18,736	129	35	10	174	10
Home Equity/Home Improvement	119,400	2,602	267	394	3,263	394

Total Loans	$1,458,159	$8,654	$4,197	$21,378	$34,199	$39,331

Troubled Debt Restructurings

As of December 31, 2012 and 2011, the Company has a recorded investment in troubled debt restructurings (“TDRs”) of $35.5 million and $14.7 million, respectively. The Company has allocated $1.1 million and $1.8 million, of specific reserves to those loans at December 31, 2012 and 2011, and has committed to lend additional amounts totaling up to $41,000 and $64,000 at December 31, 2012 and 2011.

The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Each TDR is uniquely designed to meet the specific needs of the borrower. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral or an additional guarantor is often requested when granting a concession. Commercial mortgage loans modified in a TDR often involve temporary interest-only payments, re-amortization of remaining debt in order to lower payments, and sometimes reducing the interest rate lower than the current market rate. Residential mortgage loans modified in a TDR are comprised of loans where monthly payments are lowered, either through interest rate reductions or principal only payments for a period of time, to accommodate the borrowers’ financial needs, interest is capitalized into principal, or the term and amortization are extended. Home equity modifications are made infrequently and usually involve providing an interest rate that is lower than the borrower would be able to obtain due to credit issues. All retail loans where the borrower is in bankruptcy are classified as TDRs regardless of whether or not a concession is made.

Of the loans modified in a TDR, $7.2 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the year ending December 31, 2012 (Dollars in Thousands):

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2012
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	87	$6,052
Residential Non Owner Occupied	8	666
CRE Owner Occupied	9	3,859
CRE Non Owner Occupied	13	13,942
Agriculture Land	3	474
Other CRE	1	59
Commercial / Industrial	7	1,196
Home Equity / Improvement	127	2,663
Consumer	27	124
Total	282	$29,035

The TDRs described above decreased the allowance for loan losses by $1.2 million for the year ended December 31, 2012, after $2.4 million of charge-offs during the year ended December 31, 2012.

Of these modifications, 237 were made TDRs due to the fact that the borrower has been in bankruptcy, 15 were made TDRs due to a rate reduction, 14 were made TDRs due to interest only periods, 6 were made TDRs due to extending the amortization, 4 were restructured with an associated charge off, 3 were made TDRs due to an extension of maturity, and 3 were made TDRs due to a reduction in the payment.

The following table presents loans by class modified as TDRs that occurred during the year ending December 31, 2011:

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2011
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	4	$250
Residential Non Owner Occupied	1	305
CRE Owner Occupied	6	426
CRE Non Owner Occupied	6	4,628
Agriculture Land	-	-
Other CRE	-	-
Commercial / Industrial	6	2,379
Home Equity / Improvement	1	22
Consumer	-	-
Total	24	$8,010

The troubled debt restructurings described above decreased the allowance for loan losses by $479,000 for the year ended December 31, 2011, after $2.1 million of charge-offs during the year ended December 31, 2011.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the year ending December 31, 2012:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of Period End)

Residential Owner Occupied	6	$462
Residential Non Owner Occupied	2	203
CRE Owner Occupied	-	-
CRE Non Owner Occupied	3	555
Agriculture Land	-	-
Other CRE	-	-
Commercial / Industrial	5	2,129
Home Equity / Improvement	7	166
Consumer	-	-
Total	23	$3,515

The TDRs that subsequently defaulted described above decreased the allowance for loan losses by $631,000 for the year ended December 31, 2012, after $1.5 million of charge-offs during the year ended December 31, 2012.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of Period End)
Residential Owner Occupied	2	$206
Residential Non Owner Occupied	-	-
CRE Owner Occupied	1	1,495
CRE Non Owner Occupied	1	-
Agriculture Land	-	-
Other CRE	-	-
Commercial / Industrial	2	53
Home Equity / Improvement	-	-
Consumer	-	-
Total	6	$1,754

The TDRs that subsequently defaulted described above decreased the allowance for loan losses by $851,000 for the year ended December 31, 2011, after $1.5 million of charge-offs during the year ended December 31, 2011.

A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the period ending December 31, 2012 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 343 loans were modified under this definition during the twelve month period ended December 31, 2012.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$4,221	$75	$3,617	$234	$120,002	$128,149
Residential Non Owner Occupied	55,771	2,453	8,248	-	6,693	73,165
Total Residential Real Estate	59,992	2,528	11,865	234	126,695	201,314
Construction	11,360	-	45	-	7,891	19,296
Multi-Family	118,121	910	2,404	-	1,020	122,455

CRE Owner Occupied	292,765	10,440	18,740	-	2,378	324,323
CRE Non Owner Occupied	207,745	9,077	22,615	-	90	239,527
Agriculture Land	69,924	769	1,514	-	-	72,207
Other Commercial Real Estate	31,875	891	7,222	-	978	40,966

Total Commercial Real Estate	602,309	21,177	50,091	-	3,446	677,023

Commercial Working Capital	156,433	3,587	2,449	-	-	162,469
Commercial Other	208,783	5,204	8,413	-	-	222,400

Total Commercial	365,216	8,791	10,862	-	-	384,869

Consumer	-	-	70	-	15,869	15,939
Home Equity/Home Improvement	-	-	668	64	108,462	109,194

Total Loans	$1,156,998	$33,406	$76,005	$298	$263,383	$1,530,090

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$5,496	$205	$4,383	$-	$124,720	$134,804
Residential Non Owner Occupied	48,653	2,965	8,408	-	9,231	69,257
Total Residential Real Estate	54,149	3,170	12,791	-	133,951	204,061
Construction	13,417	-	127	-	4,744	18,288
Multi-Family	117,699	3,519	4,186	-	1,111	126,515

CRE Owner Occupied	256,861	12,058	26,323	-	84	295,326
CRE Non Owner Occupied	210,113	5,390	33,656	-	152	249,311
Agriculture Land	66,484	1,723	2,740	-	-	70,947
Other Commercial Real Estate	21,616	2,687	10,661	-	1,141	36,105

Total Commercial Real Estate	555,074	21,858	73,380	-	1,377	651,689

Commercial Working Capital	125,149	6,125	6,501	-	-	137,775
Commercial Other	182,964	10,328	19,165	-	-	212,457

Total Commercial	308,113	16,453	25,666	-	-	350,232

Consumer	-	-	63	10	18,837	18,910
Home Equity/Home Improvement	-	-	1,734	-	120,928	122,662

Total Loans	$1,048,452	$45,000	$117,947	$10	$280,948	$1,492,357

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

	Contractual Amount Receivable	Impairment Discount	Recorded Loan Receivable
	(In Thousands)
Balance at December 31, 2009	$5,006	$1,618	$3,388
Principal payments received	(1,056)	-	(1,056)
Loans charged off	(300)	(300)	-
Additional provision for loan loss	(168)	-	(168)
Loan accretion recorded	-	(32)	32
Balance at December 31, 2010	3,482	1,286	2,196
Principal payments received	(413)	-	(413)
Loans charged off	(250)	(250)	-
Additional provision for loan loss	(613)	-	(613)
Loan accretion recorded	-	(33)	33
Balance at December 31, 2011	2,206	1,003	1,203
Principal payments received	(697)	-	(697)
Loans charged off	(487)	(487)	-
Additional provision for loan loss	(167)	-	(167)
Loan accretion recorded	-	(173)	173
Balance at December 31, 2012	$855	$343	$512

Interest income on loans is as follows:

	Years Ended December 31
	2012	2011	2010
	(In Thousands)
Commercial and non-residential real-estate loans	$58,389	$63,229	$71,547
Residential loans	7,618	7,545	7,679
Other loans	6,614	7,874	9,402
Totals	$72,621	$78,648	$88,628

First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio market area. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income generating property totaled $355.4 million at December 31, 2012, which represents 23% of the Company’s loan portfolio. The Company’s loans receivable are primarily to borrowers in the Northwest Ohio, Northeast Indiana or Southeast Michigan areas.

Loans to executive officers, directors, and their affiliates are as follows (in thousands):

	Years Ended December 31
	2012	2011

Beginning balance	$4,775	$5,109
New loans	5,036	5,546
Effect of changes in composition of related parties	(878)	-
Repayments	(5,444)	(5,880)
Ending Balance	$3,489	$4,775

8. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Years Ended December 31
	2012	2011	2010
	(In Thousands)
Gain from sale of mortgage loans	$10,599	$5,607	$7,017
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,387	3,403	3,119
Amortization of mortgage servicing rights	(3,562)	(2,169)	(2,642)
Mortgage servicing rights valuation adjustments	(759)	(404)	353
	(934)	830	830
Net revenue from sale and servicing of mortgage loans	$9,665	$6,437	$7,847

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.3 billion at December 31, 2012 and December 31, 2011.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	Years Ended December 31
	2012	2011	2010
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,219	$10,602	$10,436
Loans sold, servicing retained	3,464	1,786	2,808
Servicing assets acquired			-
Amortization	(3,562)	(2,169)	(2,642)
Carrying value before valuation allowance at end of period	10,121	10,219	10,602

Valuation allowance:
Balance at beginning of period	(1,529)	(1,125)	(1,478)
Impairment recovery (charges)	(759)	(404)	353
Balance at end of period	(2,288)	(1,529)	(1,125)
Net carrying value of MSRs at end of period	$7,833	$8,690	$9,477
Fair value of MSRs at end of period	$7,833	$8,690	$9,477

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company’s servicing portfolio is comprised of the following:

	December 31
	2012		2011
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(Dollars in Thousands)
Fannie Mae	5,190	$522,978	4,964	$494,115
Freddie Mac	8,550	786,124	8,328	743,707
Federal Home Loan Bank	166	18,330	262	31,139
Other	21	1,285	22	1,426
Totals	13,927	$1,328,717	13,576	$1,270,387

Custodial escrow balances maintained in connection with serviced loans were $9,736,000 and $9,057,000 at December 31, 2012 and 2011, respectively.

Significant assumptions at December 31, 2012 used in determining the value of MSRs include a weighted average prepayment rate of 328 PSA and a weighted average discount rate of 10.04%. Significant assumptions at December 31, 2011 used in determining the value of MSRs include a weighted average prepayment rate of 329 PSA and a weighted average discount rate of 9.03%.

A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2012 is presented below. These sensitivities are hypothetical. Changes in fair value based on 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	10% Adverse	20% Adverse
	Change	Change
	(Dollars in Thousands)
Assumption:
Decline in fair value from increase in prepayment rate	$349	$743
Declines in fair value from increase in discount rate	217	480

9. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31
	2012	2011
	(In Thousands)
Cost:
Land	$7,376	$6,836
Land improvements	1,310	1,269
Buildings	39,691	38,529
Leasehold improvements	435	606
Furniture, fixtures and equipment	27,596	26,075
Construction in process	262	946
	76,670	74,261
Less allowances for depreciation and amortization	37,007	34,216
	$39,663	$40,045

Depreciation expense was $3,416,000, $3,436,000 and $3,404,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Lease Agreements

The Company has entered into lease agreements covering the six First Insurance Group’s offices, two banking center locations, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease for future branch development and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

Future minimum commitments under non-cancelable operating leases are as follows (in thousands):

2013	$732
2014	620
2015	611
2016	597
2017	512
Thereafter	4,813
Total	$7,885

Rentals under operating leases amounted to $1.2 million, $669,000 and $465,000 in 2012, 2011, and 2010, respectively.

10. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

	December 31
	2012	2011

Beginning balance	$61,525	$57,556
Goodwill acquired or adjusted during the year	-	3,969
Ending balance	$61,525	$61,525

Acquired Intangible Assets

Activity in intangibles for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Value
	(In Thousands)
Balance as of January 1, 2010	$12,102	$(5,214)	$6,888
Intangible assets acquired	735	-	735
Amortization of intangible assets	-	(1,495)	(1,495)
Balance as of December 31, 2010	12,837	(6,709)	6,128
Intangible assets acquired	1,465	-	1,465
Amortization of intangible assets	-	(1,442)	(1,442)
Balance as of December 31, 2011	14,302	(8,151)	6,151
Amortization of intangible assets	-	(1,413)	(1,413)
Balance as of December 31, 2012	$14,302	$(9,564)	$4,738

Aggregate amortization expense was $1,413,000, $1,442,000 and $1,495,000 for 2012, 2011 and 2010 respectively.

Estimated amortization expense for each of the next five years and thereafter (in thousands) is as follows:

2013	$1,242
2014	1,102
2015	687
2016	501
2017	372
Thereafter	834
Total	$4,738

11. Deposits

The following schedule sets forth interest expense by type of deposit:

	Years Ended December 31
	2012	2011	2010
	(In Thousands)
Checking and money market accounts	$1,368	$2,144	$3,117
Savings accounts	116	249	362
Certificates of deposit	6,685	9,782	15,743
Totals	$8,169	$12,175	$19,222

Accrued interest payable on deposit accounts amounted to $71,000 and $118,000 December 31, 2012 and 2011, respectively, which was comprised of $58,000 and $13,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2012 and $92,000 and $26,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2011.

A summary of deposit balances is as follows:

	December 31
	2012	2011
	(In Thousands)
Non-interest bearing checking accounts	$315,132	$245,927
Interest bearing checking and money market accounts	664,857	609,057
Savings deposits	166,945	155,101
Retail certificates of deposit less than $100,000	342,472	387,607
Retail certificates of deposit greater than $100,000	176,029	187,913
Brokered or national certificates of deposit	2,037	10,636
	$1,667,472	$1,596,241

Scheduled maturities of certificates of deposit at December 31, 2012 are as follows (in thousands):

2013	$307,445
2014	173,513
2015	32,376
2016	5,549
2017	987
2018 and thereafter	668
Total	$520,538

At December 31, 2012 and 2011, deposits of $749.2 million and $685.0 million, respectively, were in excess of $100,000. Of these same deposits at December 31, 2012 and 2011, deposits of $387.0 million and $328.1 million, respectively, were in excess of the $250,000 FDIC insurance limit. At December 31, 2012 and 2011, $57.5 million and $66.4 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000 and an additional $77.5 million and $77.7 million of securities were pledged at December 31, 2012 and December 31, 2011, respectively, as collateral against deposits from private entities in excess of $100,000.

12. Advances from Federal Home Loan Bank

First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities, certain first mortgage home equity loans, certain multi-family or non-residential real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by multi-family or non-residential real estate loans, and agriculture real estate loans must have 300% collateral coverage. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2012 and December 31, 2011 were $666.5 million and $640.2 million, respectively. First Federal may obtain advances of up to approximately $324.9 million from the FHLB at December 31, 2012.

At year-end, advances from the FHLB were as follows:

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
	(in Thousands)
December 31, 2012
Short-term borrowings	$-	Overnight	0.00%
Single maturity fixed rate advances	-	N/A	0.00%
Putable advances	12,000	January 2015 to March 2018	2.72%
Strike-rate advances	-	N/A	0.00%
Amortizable mortgage advances	796	December 2015	4.10%
	$12,796

December 31, 2011
Short-term borrowings	$-	Overnight	0.00%
Single maturity fixed rate advances	20,000	January 2013 to October 2013	2.79%
Putable advances	44,000	February 2013 to March 2018	4.10%
Strike-rate advances	17,000	October 2012 to February 2013	3.61%
Amortizable mortgage advances	841	December 2015	4.10%
	$81,841

In October 2012, the Company executed a balance sheet restructuring strategy to enhance the Company’s current and future profitability while increasing its capital ratios and protecting the balance sheet against rising rates. The strategy required taking an after tax loss of approximately $260,000 through selling $60 million in securities for a gain of $1.6 million and paying off $62 million in FHLB advances with a prepayment penalty of $2.0 million.

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

Estimated future minimum payments by fiscal year based on maturity date and current interest rates are as follows (in thousands):

2013	$410
2014	410
2015	7,852
2016	119
2017	119
Thereafter	5,023
Total minimum payments	13,933
Less amounts representing interest	1,137
Totals	$12,796

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2012 and December 31, 2011, there were no amounts outstanding under First Defiance’s Cash Management Advance line of credit. The total available under this line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available. There were no borrowings against this line at December 31, 2012 and December 31, 2011. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis.

13. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.89% as of December 31, 2012. As of December 31, 2011the fixed rate was equal to 6.441%.

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.77% and 1.73% as of December 31, 2012 and 2011 respectively.

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

The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31
	2012	2011
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

14. Notes Payable and Other Short-term Borrowings

Total short-term borrowings, revolving and term debt is summarized as follows:

	Years Ended December 31
	2012	2011
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$51,702	$60,386
Year-end interest rate	0.63%	0.92%
Average daily balance during year	53,171	56,495
Maximum month-end balance during the year	57,050	61,240
Average interest rate during the year	0.70%	0.94%

As of December 31, 2012 and December 31, 2011, First Federal Bank had the following lines of credit facilities available for short-term borrowing purposes:

A $10.2 million line of credit with the Federal Reserve Bank Discount Window at an interest rate of 50 basis points over the fed funds rate. The fed funds rate as of December, 31, 2012 was 0.25%.

A $15 million line of credit with the Bank of America. The rate on this line of credit is Bank of America’s fed funds rate, which floats daily.

Further, the Company has agreed with its primary regulator not to incur, issue, renew or roll-over any debt, increase any current lines of credit, or guarantee the debt of any entity without the Federal Reserve’s prior approval.

15. Other Non-Interest Expense

The following is a summary of other non-interest expense:

	Years Ended December 31
	2012	2011	2010
	(In Thousands)
Legal and other professional fees	$2,571	$2,473	$3,045
Marketing	1,400	1,392	1,191
State franchise taxes	2,495	2,010	2,088
REO expenses and write-downs	1,121	2,453	4,324
Printing and office supplies	527	502	529
Amortization of intangibles	1,413	1,442	1,495
Postage	567	674	668
Check charge-offs and fraud losses	153	493	407
Credit and collection expense	948	874	1,149
Other *	7,090	4,318	5,378
Total other non-interest expense	$18,285	$16,631	$20,274

*Included in Other for 2012 is $2.0 million in FHLB pre-payment penalties.

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

Included in accumulated other comprehensive income at December 31, 2012 and 2011 are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31
	2012	2011	2010
	(In Thousands)
Unrecognized prior service cost	$30	$46	$56
Unrecognized actuarial losses	858	1,041	519
Total recognized in Accumulated Other Comprehensive Income	888	1,087	575
Income tax effect	(311)	(380)	(201)
Net amount recognized in Accumulated Other Comprehensive Income	$577	$707	$374

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2013 is $39,000 ($25,000 net of tax) and $12,000 ($8,000 net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation

The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31
	2012	2011
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,117	$2,497
Service cost	88	73
Interest cost	120	128
Participant contribution	16	14
Actuarial (gains) / losses	(148)	537
Acquisition	60	-
Benefits paid	(113)	(132)
Benefit obligation at end of year	3,140	3,117
Change in fair value of plan assets:
Balance at beginning of year	-	–
Employer contribution	97	118
Participant contribution	16	14
Benefits paid	(113)	(132)
Balance at end of year	-	–
Funded status at end of year	$(3,140)	$(3,117)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31
	2012	2011	2010
	(In Thousands)
Service cost-benefits attributable to service during the period	$88	$73	$73
Interest cost on accumulated postretirement benefit obligation	120	128	146
Net amortization and deferral	51	25	39
Net periodic postretirement benefit cost	259	226	258
Net (gain) / loss during the year	(148)	537	(349)
Amortization of prior service cost and actuarial losses	(51)	(25)	(39)
Total recognized in comprehensive income	(199)	512	(388)
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$60	$738	$(130)

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2012	2011	2010
Weighted average discount rates:
Used to determine benefit obligations at December 31	4.00%	4.25%	5.25%
Used to determine net periodic postretirement benefit cost for years ended December 31	4.25%	5.25%	5.70%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	8.00%	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.00%	4.00%
Year that rate reaches ultimate trend rate	2019	2019	2019

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)
2013	$120
2014	138
2015	133
2016	145
2017	165
2018 through 2022	905

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31		Year Ended December 31
	2012	2011	2012	2011
	(In Thousands)
Effect on total of service and interest cost	$30	$27	$(25)	$(23)
Effect on postretirement benefit obligation	406	431	(344)	(364)

The Company expects to contribute $120,000 before reflecting expected Medicare retiree drug subsidy payments in 2013.

17. Regulatory Matters

First Federal is subject to minimum capital adequacy guidelines.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material impact on First Federal’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Federal must maintain capital amounts in excess of specified minimum ratios based on quantitative measures of First Federal’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures to ensure capital adequacy require First Federal to maintain minimum amounts and ratios (as set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to adjusted total assets.

The following schedule presents First Defiance consolidated and First Federal Bank’s regulatory capital ratios as of December 31, 2012 and December 31, 2011:

December 31, 2012
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$226,931	11.48%	$79,056	4.0%	N/A	N/A
First Federal Bank	$215,432	10.92%	$78,914	4.0%	$98,642	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$226,931	13.41%	$67,715	4.0%	N/A	N/A
First Federal Bank	$215,432	12.74%	$67,632	4.0%	$101,448	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$248,161	14.66%	$135,430	8.0%	N/A	N/A
First Federal Bank	$236,635	14.00%	$135,264	8.0%	$169,080	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $1.98 billion and $1.97 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.69 billion and $1.69 billion for consolidated and the bank, respectively.

December 31, 2011
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$245,458	12.30%	$79,848	4.0%	N/A	N/A
First Federal Bank	$231,787	11.62%	$79,757	4.0%	$99,697	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$245,458	14.97%	$65,573	4.0%	N/A	N/A
First Federal Bank	$231,787	14.16%	$65,492	4.0%	$98,238	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$265,949	16.22%	$131,147	8.0%	N/A	N/A
First Federal Bank	$252,411	15.42%	$130,984	8.0%	$163,730	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.00 billion and $1.99 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.64 billion and $1.64 billion for consolidated and the bank, respectively.

Management believes that, as of December, 31, 2012, First Federal Bank was “well capitalized” based on the ratios presented above. First Defiance does not have capital requirements at this time.

First Federal Bank is subject to the regulatory capital requirements administered by the OCC and FDIC. Regulatory authorities can initiate certain mandatory actions if First Federal Bank fails to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2012, that First Federal Bank meets all capital adequacy requirements to which they are subject.

First Defiance is a unitary thrift holding company and is regulated by the Federal Reserve. First Defiance is subject to regulatory capital requirements under the Federal Reserve.

Dividend Restrictions - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal paid $37.0 million in dividends in 2012 and did not pay dividends in 2011. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for 2011 and 2012 plus 2013 net profits. During 2013, First Federal can’t declare any dividends from its earnings in 2011 and 2012 but can from its 2013 net profits to First Defiance. First Insurance paid $300,000 in dividends in 2012 and did not pay dividends to First Defiance in 2011.

18. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31
	2012	2011	2010
	(In Thousands)
Current:
Federal	$7,862	$3,714	$5,372
State and local	(50)	(91)	50
Deferred	200	3,042	(2,417)
	$8,012	$6,665	$3,005

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Years Ended December 31
	2012	2011	2010
	(In Thousands)
Tax expense at statutory rate (35%)	$9,337	$7,769	$3,889
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	(32)	(59)	32
Tax exempt interest income, net of TEFRA	(1,047)	(926)	(745)
Bank owned life insurance	(374)	(230)	(278)
Stock option expense	22	36	54
Other	106	75	53
Totals	$8,012	$6,665	$3,005

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31
	2012	2011
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$9,349	$11,639
Postretirement benefit costs	1,078	1,090
Deferred compensation	1,095	910
Impaired loans	1,531	809
Capital loss carry-forward	596	621
Impaired investments	846	872
Accrued vacation	499	521
Allowance for real estate held for sale losses	484	195
Deferred loan origination fees and costs	251	238
Other	844	460
Total deferred federal income tax assets	16,573	17,355

Deferred federal income tax liabilities:
FHLB stock dividends	3,259	3,284
Goodwill	4,293	3,781
Mortgage servicing rights	2,742	3,043
Fixed assets	1,353	1,449
Other intangible assets	954	1,393
Loan mark to market	766	1,062
Net unrealized gains on available-for-sale securities	2,612	2,533
Other	516	384
Total deferred federal income tax liabilities	16,495	16,929
Net deferred federal income tax asset (liability)	$78	$426

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period and the ability to carryback any losses. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2012.

At December 31, 2012, the Company had capital loss carry-forwards of $1.7 million which will expire on December 31, 2014. No valuation allowance has been recorded as management has evaluated evidence supporting the realization of this asset and determined it is more likely than not that the asset will be realized.

Retained earnings at December 31, 2012 include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2012 was approximately $3.85 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$346
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	(65)
Settlements	-
Balance at December 31, 2010	$281

Balance at January 1, 2011	$281
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	(140)
Settlements	-
Balance at December 31, 2011	$141

Balance at January 1, 2012	$141
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	(76)
Settlements	-
Balance at December 31, 2012	$65

The entire amount of unrecognized tax benefits would affect the Company’s effective tax rate if recognized. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement, net of the related federal tax benefit, for the year ended December 31, 2012 was a net reversal of $22,000, and the amount accrued for interest and penalties (net of the related federal tax benefit) at December 31, 2012 was $26,000.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2008. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

19. Employee Benefit Plans

401(k) Plan

Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (First Defiance 401(k)) if they meet certain age and service requirements. Beginning in 2009, under the First Defiance 401(k), First Defiance matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. Previously, matching contributions were 50% of the first 3% of participants contributions. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $799,000, $717,000 and $660,000 for the years ended December 31, 2012, 2011 and 2010, respectively. There were no discretionary contributions in any of those years.

Group Life Plan

On June 30, 2010, First Federal adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, First Federal will purchase and own life insurance policies covering the lives of employees selected by the board of directors of First Federal as participants. There was $76,000, $137,000 and $547,000 of expense recorded for the years ended December 31, 2012, 2011 and 2010, respectively, with a liability of $760,000, $683,000 and $547,000 for future benefits recorded at December 31, 2012, 2011 and 2010, respectively.

20. Stock Compensation Plans

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

As of December 31, 2012, 312,350 options have been granted pursuant to the 2010 equity plan and previous plans, and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

Under both STIPs the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate and/or market area performance targets during the calendar year. The final value of the awards to be made under the 2012 STIP will be determined as of December 31 of each year and will be paid out in cash and/or equity, as elected by the participant, in accordance with the following vesting schedule: 50% in the first quarter after the calendar year, 25% on the one-year anniversary of the grant date, and 25% on the second-year anniversary. The participants are required to be employed on the day of payout in order to receive an award. In December 2012, the Company amended the 2011 STIP and accelerated the payout, so that the remaining 50% of the award was paid in December 2012, rather than 25% at the beginning of 2013 and 25% at the beginning of 2014.

Under both LTIPs the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets either over a two or three year period. The final amount of benefit under the 2011 LTIP was determined as of December 31, 2012 and the final amount of benefit under the 2012 LTIP will be determined as of December 31, 2014. The benefits earned under the plans will be paid out in cash and/or equity, as elected by the participant, in the first quarter following the close of the performance period. The participants are required to be employed on the day of payout in order to receive the payment.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	Year Ended December 31
	2012	2011	2010
Risk-free interest rate	-	-	1.57%
Expected term	-	-	7.2 years
Expected stock price volatility	-	-	44.6%
Dividend yield	-	-	0.00%

Following is activity under the plans during 2012:

Stock options:	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2012	317,800	$20.35
Forfeited or cancelled	(4,950)	22.37
Exercised	(500)	9.22
Granted	-	-
Options outstanding, December 31, 2012	312,350	$20.33	3.93	$746
Vested or expected to vest at December 31, 2012	312,350	$20.33	3.93	$746
Exercisable at December 31, 2012	272,360	$21.50	3.62	$474

Information related to the stock option plans follows:

	Year Ended December 31.
	2012	2011	2010
	(in thousands, except per share amounts)
Intrinsic value of options exercised	$4	$1	$1
Cash received from option exercises	5	11	3
Tax benefit realized from option exercises	-	-	-
Weighted average fair value of options granted	-	-	$4.05

As of December 31, 2012, there was $48,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.4 years.

At December 31, 2012, 11,260 stock grants and 38,871 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievement of established targets. Total expense of $677,000 was recorded during the year ended December 31, 2012 and approximately $530,000 is included within other liabilities at December 31, 2012 related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2012	27,108	$11.97	4,738	$14.00
Granted	27,714	15.86	13,044	12.76
Vested	(11,157)	11.97	(6,522)	12.76
Forfeited	(4,794)	11.97	-	-
Unvested at December 31, 2012	38,871	$14.74	11,260	$13.28

The maximum amount of compensation expense that may be earned for the 2012 STIP and both LTIPs at December 31, 2012 is approximately $2.5 million. However, the estimated expense expected to be earned as of December 31, 2012 based on the performance measures in the plans, is $921,000 of which $243,000 is unrecognized at December 31, 2012 and will be recognized over the remaining performance period.

As of December 31, 2012 and 2011, 290,234 and 326,708 shares, respectively, were available for grant under the Company’s stock option plans. Options forfeited or cancelled under all plans except the 2010 plan are no longer available for grant to other participants.

21. Parent Company Statements

Condensed parent company financial statements, which include transactions with subsidiaries, follow:

	December 31
Statements of Financial Condition	2012	2011
	(In Thousands)
Assets
Cash and cash equivalents	$8,884	$11,466
Available for Sale Securities	1,002	2,010
Investment in banking subsidiary	270,444	287,823
Investment in non-bank subsidiaries	13,034	12,205
Other assets	1,766	1,783
Total assets	$295,130	$315,287

Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	919	1,077
Stockholders’ equity	258,128	278,127
Total liabilities and stockholders’ equity	$295,130	$315,287

	Years Ended December 31
Statements of Income	2012	2011	2010
	(In Thousands)
Dividends from subsidiaries	$37,300	$-	$5,802
Interest on investments	12	8	-
Interest expense	(971)	(1,278)	(1,315)
Other income	-	1	-
Noninterest expense	(1,013)	(690)	(857)
Income (loss) before income taxes and equity in earnings of subsidiaries	35,328	(1,959)	3,630
Income tax credit	(669)	(665)	(739)
Income (loss) before equity in earnings of subsidiaries	35,997	(1,294)	4,369
Undistributed equity in (distributions in excess of) earnings of subsidiaries	(17,333)	16,828	3,739
Net income	$18,664	$15,534	$8,108
Comprehensive income	$18,941	$19,873	$7,924

	Years Ended December 31
Statements of Cash Flows	2012	2011	2010
	(In Thousands)
Operating activities:
Net income	$18,664	$15,534	$8,108
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distribution in excess of (undistributed equity in) earnings of subsidiaries	17,333	(16,828)	(3,739)
Change in other assets and liabilities	97	109	(1,045)
Net cash provided by (used in) operating activities	36,094	(1,185)	3,324
Investing activities:
Investment in non-bank subsidiary	(250)	(4,785)	(1,500)
Purchase of available-for-sale securities	0	(2,000)	-
Sale of available-for-sale securities	1,000	-	-
Net cash (used in) provided by investing activities	750	(6,785)	(1,500)
Financing activities:
Stock Options Exercised	4	11	3
Treasury stock purchases	14	29	-
Cash dividends paid	(3,086)	(2,331)	(1,850)
Proceeds from issuance of common stock	-	19,859	-
Preferred Stock payoff	(36,358)	-	-
Net cash used in financing activities	(39,426)	17,567	(1,847)
Net increase (decrease) in cash and cash equivalents	(2,582)	9,598	(23)
Cash and cash equivalents at beginning of year	11,466	1,868	1,891
Cash and cash equivalents at end of year	$8,884	$11,466	$1,868

22. Fair Value

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate bonds and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. Based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks. The Company used an independent third party which is described further in Note 5.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$-	$11,069	$-	$11,069
U.S. treasury bonds		1,002		1,002
Mortgage-backed - residential	-	31,461	-	31,461
Collateralized mortgage obligations	-	57,466	-	57,466
Trust preferred stock	-	-	1,474	1,474
Preferred stock	134	-	-	134
Corporate bonds	-	8,884	-	8,884
Obligations of state and political subdivisions	-	82,611	-	82,611
Mortgage banking derivative - asset	-	950	-	950
Mortgage banking derivative - liability	-	(94)	-	(94)

There were no transfers between levels 1 and 2 for the year ended December 31, 2012 and 2011.

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$-	$17,085	$-	$17,085
U.S. treasury bonds		2,010		2,010
Mortgage-backed - residential	-	70,716	-	70,716
REMICs	-	2,894	-	2,894
Collateralized mortgage obligations	-	59,009	-	59,009
Trust preferred stock	-	-	1,342	1,342
Preferred stock	108	-	-	108
Corporate bonds		8,252		8,252
Obligations of state and political subdivisions	-	71,503	-	71,503
Mortgage banking derivative - asset	-	865	-	865
Mortgage banking derivative - liability		(258)		(258)

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2012	$1,342
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	76
Included in other comprehensive income (presented gross of taxes)	322
Amortization	-
Redemption	(266)
Transfers in and/or out of Level 3	-
Ending balance, December 31, 2012	$1,474

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2011	$1,498
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	(2)
Included in other comprehensive income (presented gross of taxes)	(159)
Amortization	5
Transfers in and/or out of Level 3	-
Ending balance, December 31, 2011	$1,342

	Changes in Unrealized Gains/Losses for the Year
	Relating to Assets Still Held at Reporting
	Date for the Year Ended December 31
	(In Thousands)

	Trust Preferred Stock
	2012	2011	2010
Interest income on securities	$160	$71	$77

Other changes in fair value	(84)	(73)	(291)

Total	$76	$(2)	$(214)

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
	(Dollars in Thousands)

Trust preferred stock	$1,474	Discounted cash flow	Constant prepayment rate	2-40%
			Expected asset default	0-30%
			Expected recoveries	0-15%
Impaired Loans- Applies to all loan classes	$14,071	Appraisals	Discounts for collection issues and changes in market conditions	0-10%
Real estate held for sale – Applies to all classes	$446	Appraisals	Discounts for changes in market conditions	0-20%

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$599	$599
Commercial Loans	-	-	771	771
Home Equity Loans	-	-	168	168
Multi Family Loans	-	-	407	407
CRE Loans	-	-	12,126	12,126
Total Impaired loans	-	-	14,071	14,071
Mortgage servicing rights	-	7,833	-	7,833
Real estate held for sale
Residential	-	-	61	61
CRE	-	-	385	385
Total Real Estate held for sale	-	-	446	446

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$1,092	$1,092
Commercial Loans	-	-	1,268	1,268
Multi Family Loans	-		103	103
CRE loans	-	-	8,449	8,449
Total Impaired loans	-	-	10,912	10,912
Mortgage servicing rights	-	8,690	-	8,690
Real estate held for sale
Residential	-	-	28	28
CRE	-	-	1,600	1,600
Total Real Estate held for sale	-	-	1,628	1,628

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $14,071 with a valuation allowance of $0 at December 31, 2012. Provision expense of $6.3 million for the year ended December 31, 2012 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $7.8 million at December 31, 2012 resulting in a valuation allowance of $2.3 million. A charge of $759,000 for the year ended December 31, 2012 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $416,000 for the year ended December 31, 2012 which was recorded directly as an adjustment to current earnings through non-interest expense.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $10.9 million, with a valuation allowance of $7.2 million at December 31, 2011. A provision expense of $5.4 million for the year ended December 31, 2011 was included in earnings.

Mortgage servicing rights that are carried at the lower of cost or fair value had a fair value of $8.7 million at December 31, 2011, resulting in a valuation allowance of $1.5 million. A charge of $404,000 for the year ended December 31, 2011 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of real estate held for sale was $1.0 million for the year ended December 31, 2011, which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the following table is a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2012 and December 31, 2011. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2012.

		Fair Value Measurements at December 31, 2012 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$136,832	$136,832	$136,832	$-	$-
Investment securities	194,609	194,617	134	193,009	1,474
Federal Home Loan Bank Stock	20,655	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,520,610	1,543,438	-	22,577	1,520,861
Accrued interest receivable	5,594	5,594	-	757	4,837

Financial Liabilities:
Deposits	$1,667,472	$1,671,713	$315,132	$1,356,581	$-
Advances from Federal Home Loan Bank	12,796	13,466	-	13,466	-
Securities sold under repurchase agreements	51,702	51,702	-	51,702	-
Subordinated debentures	36,083	35,766	-	-	35,766

	December 31, 2011
	Carrying	Estimated
	Value	Fair Values

Assets:
Cash and cash equivalents	$174,931	$174,931
Investment securities	233,580	233,591
Federal Home Loan Bank Stock	20,655	N/A
Loans, net, including loans held for sale	1,467,663	1,494,573
Mortgage banking derivative asset	865	865
Accrued interest receivable	6,142	6,142
	1,903,836	$1,910,102
Other assets	164,354
Total assets	$2,068,190

Liabilities and stockholders’ equity:
Deposits	$1,596,241	$1,603,111
Advances from Federal Home Loan Bank	81,841	85,196
Securities sold under repurchase agreements	60,386	60,386
Subordinated debentures	36,083	31,814
Accrued interest payable	446	446
Mortgage banking derivative liability	258	258
Advance payments by borrowers for taxes and insurance	1,402	1,402
	1,776,399	$1,782,613
Other liabilities	13,664
Total liabilities	1,790,063
Stockholders’ equity	278,127
Total liabilities and stockholders’ equity	$2,068,190

23. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $34.0 million and $21.7 million of interest rate lock commitments at December 31, 2012 and 2011, respectively. There were $53.6 million and $34.4 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2012 and 2011, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability. The table below provides data about the carrying values of these derivative instruments:

	December 31, 2012			December 31, 2011

	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$950	$(94)	$856	$865	$(258)	$607

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Twelve Months Ended December 31,
	2012	2011	2010
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$249	$252	$(115)

The above amounts are included in mortgage banking income with gain on sale of mortgage loans. During 2011, management determined that a group of loans, previously classified as held for sale, were no longer sellable and were transferred back into the portfolio. As a result, a $90,000 loss related to a fair value adjustment on those loans was recorded in 2011.

24. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
2012	(In Thousands, Except Per Share Amounts)
Interest income	$20,754	$20,519	$20,098	$19,572
Interest expense	3,555	3,273	2,923	2,186
Net interest income	17,199	17,246	17,175	17,386
Provision for loan losses	3,503	4,097	705	2,619
Net interest income after provision for loan losses	13,696	13,149	16,470	14,767
Gain on sale, call or write-down of securities	43	382	103	1,606
Noninterest income	8,376	7,612	7,677	8,575
Noninterest expense	16,259	15,532	16,450	17,539
Income before income taxes	5,856	5,611	7,800	7,409
Income taxes	1,703	1,690	2,366	2,253
Net income	$4,153	$3,921	$5,434	$5,156

Dividends declared on Preferred Shares	(462)	(435)	(3)	-
Accretion on Preferred Shares	(46)	(305)	(8)	-
Redemption of Preferred Shares	-	642	-	-
Net income applicable to common shares	$3,645	$3,823	$5,423	$5,156

Earnings per common share:
Basic	$0.37	$0.39	$0.56	$0.53
Diluted	$0.37	$0.38	$0.54	$0.52
Average shares outstanding:
Basic	9,726	9,729	9,729	9,729
Diluted	9,970	9,985	10,000	10,012

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2011
Interest income	$22,158	$21,973	$21,666	$21,270
Interest expense	4,956	4,457	4,019	3,754
Net interest income	17,202	17,516	17,647	17,516
Provision for loan losses	2,833	2,405	3,097	4,099
Net interest income after provision for loan losses	14,369	15,111	14,550	13,417
Gain on sale, call or write-down of securities	47	-	-	169
Noninterest income	5,898	6,838	6,857	7,707
Noninterest expense	16,626	15,086	15,462	15,589
Income before income taxes	3,688	6,863	5,945	5,704
Income taxes	1,028	2,113	1,884	1,640
Net income	$2,660	$4,750	$4,061	$4,064

Dividends declared on Preferred Shares	(462)	(463)	(463)	(462)
Accretion on Preferred Shares	(43)	(44)	(45)	(46)
Net income applicable to common shares	$2,155	$4,243	$3,553	$3,556

Earnings per common share:
Basic	$0.25	$0.44	$0.37	$0.37
Diluted	$0.25	$0.43	$0.36	$0.36
Average shares outstanding:
Basic	8,519	9,724	9,725	9,726
Diluted	8,671	9,902	9,895	9,908

25. Preferred Stock

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

The Senior Preferred Shares qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Senior Preferred Shares could be redeemed by the Company after three years. The Senior Preferred Shares were not subject to any contractual restrictions on transfer, except that the U.S. Treasury or any its transferees may affect any transfer that, as a result of such transfer, would require the Company to become subject to the periodic reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

26. Balance Sheet Restructure

In October 2012, the Company executed a balance sheet restructuring strategy to enhance the Company’s current and future profitability while increasing its capital ratios and protecting the balance sheet against rising rates. The strategy required taking an after tax loss of approximately $260,000 through selling $60.0 million in securities for a gain of $1.6 million and paying off $62.0 million in FHLB advances with a prepayment penalty of $2.0 million.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2012, are effective.

The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned: “Proposal 1 - Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement to be filed on or about March 22, 2013 (the “Proxy Statement”).

First Defiance has adopted a Code of Ethics applicable to all officers, directors and employees that complies with SEC requirements, and is available on its Internet site at www.fdef.com under Governance Documents.

Item 11. Executive Compensation

Information required by this item is set forth under the captions “Compensation Discussions and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Beneficial Ownership” of the Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to the shares of First Defiance common stock that may be issued under First Defiance’s existing equity compensation plans.

Plan Category	Number of securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	312,350	$20.33	294,869

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	The following documents are filed as Item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)
(B)	Consolidated Statements of Financial Condition as of December 31, 2012 and 2011
(C)	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
(G)	Notes to Consolidated Financial Statements

(2)	We are not filing separate financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed to this Form 10-K are listed as Exhibits 10.1 through 10.26.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

February 28, 2013	By:	/s/ Donald P. Hileman
Donald P. Hileman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2013.

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

Exhibit
Number	Description
3.1	Articles of Incorporation	(1)
3.2	Code of Regulations	(1)

3.3	Amendment to Articles of Incorporation	(11)
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(17)
4.2	Form of Warrant for Purchase of Shares of Common Stock	(15)
10.1	1996 Stock Option Plan	(2)
10.2	Form of Incentive Stock Option Award Agreement under 2001 Plan	(3)
10.3	Form of Nonqualified Stock Option Award Agreement under 1996 Plan	(3)
10.4	1996 Management Recognition Plan and Trust	(8)
10.5	2001 Stock Option and Incentive Plan	(5)
10.6	Employment Agreement with William J. Small	(6)
10.7	Employment Agreement with James L. Rohrs	(7)
10.8	Employment Agreement with Donald P. Hileman	(18)
10.9	Employment Agreement with Gregory R. Allen	(9)
10.10	2005 Stock Option and Incentive Plan	(10)
10.11	Letter Agreement, dated December 5, 2008, between First Defiance and the U.S. Treasury	(12)
10.12	2008 Long Term Incentive Compensation Plan (LTIP)	(13)
10.13	Form of Contingent Award Agreement under LTIP	(14)
10.14	Form of Stock Option Award Agreement under 2005 Plan	(4)
10.15	Amendment to all Employment Agreements for CPP	(4)
10.16	Form of Agreement for CPP Compensation Standards	(21)
10.17	Form of Option Award Agreement with EESA restriction under 2005 Plan	(21)
10.18	First Federal Executive Group Life Plan – Post Separation	(19)
10.19	2010 Equity Incentive Plan	(20)
10.20	Underwriting Agreement dated March 23, 2011	(27)
10.21	First Defiance Deferred Compensation Plan	(33)
10.22	Form of Restricted Stock Award Agreement	(22)
10.23	2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement	(23)
10.24	2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement	(24)
10.25	2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement
	(with TARP Restrictions)	(25)
10.26	2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement
	(with TARP Restrictions)	(26)
10.27	First Amendment to First Defiance Financial Corp. 2010 Equity Incentive Plan	(28)
10.28	First Defiance Financial Corp. and Affiliates Incentive Compensation Plan	(29)

10.29	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive – TARP Applicable)	(30)
10.30	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive)	(31)
10.31	Underwriting Agreement dated June 13, 2012	(32)
21	List of Subsidiaries of the Company	(17)
23.1	Consent of Crowe Horwath LLP	(17)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)
99.1	PEO TARP Capital Purchase Program Certification	(17)
99.2	PFO TARP Capital Purchase Program Certification	(17)
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheet, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Changes in Equity, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text and in detail.	(17)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2001 Form 10-K (Film No. 02580719)
(3)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2004 Form 10-K (Film No. 0568550)
(4)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2008 Form 10-K (Film No. 09683948)
(5)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement (Film No. 1577137)
(6)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed October 1, 2007 (Film No. 071144951)
(7)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed October 1, 2007 (Film No. 071144951)
(8)	Incorporated herein by reference to exhibit 10.2 in Registrant’s 2001 Form 10-K (Film No. 02580719)
(9)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007 (Film No. 071144951)
(10)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement (Film No. 05692264)
(11)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(12)	Incorporated herein by reference to exhibit 10 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(13)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(14)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(15)	Incorporated herein by reference to exhibit 4 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(17)	Included herein

(18)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 16, 2009 (Film No. 091245196)
(19)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 2, 2010 (Film No. 101158262)
(20)	Incorporated herein by reference to Annex A to 2010 Proxy Statement (Film No. 10693151)
(21)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2010 Form 10-K (Film No. 10652528)
(22)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed May 5, 2011 (Film No. 11803357)
(23)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(24)	Incorporated herein by reference to exhibit 10.2 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(25)	Incorporated herein by reference to exhibit 10.3 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(26)	Incorporated herein by reference to exhibit 10.4 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(27)	Incorporated herein by reference to exhibit 1 in Form 8-K filed March 29, 2011 (Film No. 11719267)
(28)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(29)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(30)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(31)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(32)	Incorporated herein by reference to exhibit 1.1 in Form 8-K filed June 15, 2012 (Film No. 12910514)
(33)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 23, 2005 (Film No. 051284175)

*  As provided in Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

- 142 -