Form 10-Q
period 2013-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2013-05-06
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,773,331 shares outstanding at April 30, 2013.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number
PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – March 31, 2013 and December 31, 2012	2

	Consolidated Condensed Statements of Income - Three months ended March 31, 2013 and 2012	4

	Consolidated Condensed Statements of Comprehensive Income – Three months ended March 31, 2013 and 2012	5

	Consolidated Condensed Statements of Changes in Stockholders’ Equity – Three months ended March 31, 2013 and 2012	6

	Consolidated Condensed Statements of Cash Flows - Three months ended March 31, 2013 and 2012	7

	Notes to Consolidated Condensed Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	67

Item 4.	Controls and Procedures	68

PART II-OTHER INFORMATION:

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	69

	Signatures	70

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2013	December 31, 2012

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$31,342	$45,832
Federal funds sold	125,000	91,000
	156,342	136,832
Securities:
Available-for-sale, carried at fair value	196,132	194,101
Held-to-maturity, carried at amortized cost (fair value $499 and $516 at March 31, 2013 and December 31, 2012, respectively)	492	508
	196,624	194,609
Loans held for sale	10,761	22,064
Loans receivable, net of allowance of $26,459 at March 31, 2013 and $26,711 at December 31, 2012, respectively	1,480,549	1,498,546
Accrued interest receivable	6,025	5,594
Federal Home Loan Bank stock	19,354	20,655
Bank owned life insurance	42,061	41,832
Premises and equipment	39,218	39,663
Real estate and other assets held for sale	4,313	3,805
Goodwill	61,525	61,525
Core deposit and other intangibles	4,402	4,738
Mortgage servicing rights	8,379	7,833
Deferred taxes	301	78
Other assets	9,557	9,174
Total assets	$2,039,411	$2,046,948

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2013	December 31, 2012

Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,656,348	$1,667,472
Advances from the Federal Home Loan Bank	12,784	12,796
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	52,747	51,702
Advance payments by borrowers	1,366	1,473
Other liabilities	17,440	19,294
Total liabilities	1,776,768	1,788,820

Stockholders’ equity:
Preferred stock, $.01 par value per share: 5,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,735,313 and 12,739,496 shares issued and 9,766,132 and 9,729,466 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	135,925	136,046
Accumulated other comprehensive income, net of tax of $2,050 and $2,301, respectively	3,808	4,274
Retained earnings	168,563	164,103
Treasury stock, at cost, 2,969,181 and 3,010,030 shares respectively	(46,658)	(47,300)
Total stockholders’ equity	262,643	258,128

Total liabilities and stockholders’ equity	$2,039,411	$2,046,948

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended
	March 31,
	2013	2012
Interest Income
Loans	$16,796	$18,650
Investment securities:
Taxable	678	1,111
Non-taxable	725	672
Interest-bearing deposits	58	92
FHLB stock dividends	219	229
Total interest income	18,476	20,754
Interest Expense
Deposits	1,647	2,369
FHLB advances and other	90	751
Subordinated debentures	152	331
Securities sold under repurchase agreements	60	104
Total interest expense	1,949	3,555
Net interest income	16,527	17,199
Provision for loan losses	425	3,503
Net interest income after provision for loan losses	16,102	13,696
Non-interest Income
Service fees and other charges	2,385	2,671
Insurance commission income	3,036	2,536
Mortgage banking income	2,830	2,445
Gain on sale of non-mortgage loans	15	9
Gain on sale or call of securities	53	43
Trust income	163	153
Income from Bank Owned Life Insurance	229	220
Other non-interest income	251	342
Total non-interest income	8,962	8,419
Non-interest Expense
Compensation and benefits	8,798	8,465
Occupancy	1,654	1,788
FDIC insurance premium	656	669
State franchise tax	629	514
Data processing	1,181	1,169
Amortization of intangibles	336	375
Other non-interest expense	3,945	3,279
Total non-interest expense	17,199	16,259
Income before income taxes	7,865	5,856
Federal income taxes	2,306	1,703
Net Income	$5,559	$4,153

Dividends accrued on preferred shares	$-	$(462)
Accretion on preferred shares	$-	$(46)
Net income applicable to common shares	$5,559	$3,645

Earnings per common share (Note 6)
Basic	$0.57	$0.37
Diluted	$0.55	$0.37
Dividends declared per share (Note 5)	$0.10	$0.05
Average common shares outstanding (Note 6)
Basic	9,736	9,726
Diluted	10,105	9,970

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$5,559	$4,153

Other comprehensive income:
Unrealized losses on securities available for sale	(664)	(49)
Reclassification adjustment for security gains included in net income(1)	(53)	(43)
Income tax benefit	251	32
Other comprehensive loss	(466)	(60)

Comprehensive income	$5,093	$4,093

(1) Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended March 31, 2013 and 2012 was $16 and $13, respectively.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except number of shares)

					Stock	Accumulated
			Common	Additional	Acquired	Other			Total
	Preferred	Common	Stock	Paid-In	by	Comprehensive	Retained	Treasury	Stockholder’s
	Stock	Stock	Warrant	Capital	ESOP	Income (Loss)	Earnings	Stock	Equity

Balance at January 1, 2013	$-	$127	$878	$136,046	$-	$4,274	$164,103	$(47,300)	$258,128
Net income							5,559		5,559
Other comprehensive loss						(466)			(466)
Stock option expense				19					19
4,870 shares issued under stock option plan, with no income tax benefit, net of repurchases				(9)			(81)	142	52
Restricted share activity under stock incentive Plans, including 31,796 shares issued				(131)			(45)	500	324
Common stock dividends declared							(973)		(973)
Balance at March 31, 2013	$-	$127	$878	$135,925	$-	$3,808	$168,563	$(46,658)	$262,643

Balance at January 1, 2012	$36,641	$127	$878	$135,825	$-	$3,997	$148,010	$(47,351)	$278,127
Net income							4,153		4,153
Other comprehensive loss						(60)			(60)
Stock option expense				34					34
150 shares issued under stock option plan, with no income tax benefit							(1)	2	1
Restricted share activity under stock incentive plans				29				29	58
211 shares issued direct purchases								4	4
Preferred stock dividends accrued							(462)		(462)
Accretion on preferred shares	46						(46)		-
Common stock dividends declared							(491)		(491)
Balance at March 31, 2012	$36,687	$127	$878	$135,888	$-	$3,937	$151,163	$(47,316)	$281,364

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net income	$5,559	$4,153
Items not requiring (providing) cash
Provision for loan losses	425	3,503
Depreciation	809	832
Amortization of mortgage servicing rights, net of impairment recoveries	216	942
Amortization of core deposit and other intangible assets	336	375
Net amortization of premiums and discounts on loans and deposits	199	213
Amortization of premiums and discounts on securities	129	164
Change in deferred taxes	27	1,064
Proceeds from the sale of loans held for sale	112,112	109,551
Originations of loans held for sale	(99,395)	(105,117)
Gain from sale of loans	(2,191)	(2,553)
Loss from sale of property and equipment	1	-
Gain from sale or call of securities	(53)	(43)
Loss on sale or write-down of real estate and other assets held for sale	17	197
Stock option expense	19	34
Restricted stock expense	324	58
Income from bank owned life insurance	(229)	(220)
Changes in:
Accrued interest receivable	(431)	(101)
Other assets	(383)	(1,027)
Other liabilities	(1,854)	(34)
Net cash provided by operating activities	15,637	11,991

Investing Activities
Proceeds from maturities of held-to-maturity securities	16	17
Proceeds from maturities, calls and pay-downs of available-for-sale securities	13,805	16,376
Proceeds from sale of real estate and other assets held for sale	785	286
Proceeds from the sale of available-for-sale securities	1,019	218
Proceeds from sale of non-mortgage loans	3,629	9
Purchases of available-for-sale securities	(17,647)	(25,639)
Proceeds from Federal Home Loan stock redemption	1,301	-
Purchases of premises and equipment, net	(365)	(1,335)
Net decrease in loans receivable	12,447	4,716
Net cash provided by (used in) investing activities	14,990	(5,352)

Financing Activities
Net (decrease) increase in deposits and advance payments by borrowers	(11,229)	75,048
Repayment of Federal Home Loan Bank advances	(12)	(11)
Increase (decrease) in securities sold under repurchase agreements	1,045	(5,777)
Proceeds from exercise of stock options	52	1
Proceeds from treasury stock purchases	-	4
Cash dividends paid on common stock	(973)	(491)
Cash dividends paid on preferred stock	-	(462)
Net cash provided by (used in) financing activities	(11,117)	68,312
Increase in cash and cash equivalents	19,510	74,951
Cash and cash equivalents at beginning of period	136,832	174,931
Cash and cash equivalents at end of period	$156,342	$249,882

Supplemental cash flow information:
Interest paid	$1,923	$3,556
Income taxes paid	$3,100	$-
Transfers from loans to real estate and other
assets held for sale	$1,310	$263

Securities traded but not yet settled	$-	$1,212

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at March 31, 2013 and 2012)

1.	Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that conducts business through its subsidiaries, First Federal Bank of the Midwest (“First Federal”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management Inc. (collectively, the Subsidiaries”). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in community banking attracting deposits from the general public and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Archbold, Bryan and Bowling Green, Maumee and Oregon, Ohio areas, offering property and casualty, and group health and life insurance products. First Defiance Risk Management was incorporated on December 20, 2012, as a wholly-owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

The consolidated condensed statement of financial condition at December 31, 2012 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2012 Annual Report on Form 10-K for the year ended December 31, 2012. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

Newly Effective Accounting Standards

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The standard requires that companies present in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements are effective for public companies in the fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased the Company’s disclosure surrounding reclassification items out of accumulated other comprehensive income.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal.  Appraisal values are discounted between a range of 0% to 20% to account for other factors that may impact the value of collateral. In determining the value of impaired collateral dependent loans and other real estate owned, significant unobservable inputs may be used which include:  physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. government corporations and agencies	$-	$7,045	$-	$7,045
U.S. treasury bonds		1,001		1,001
Mortgage-backed - residential	-	38,922	-	38,922
Collateralized mortgage obligations	-	57,163	-	57,163
Trust preferred stock	-	-	1,651	1,651
Preferred stock	251	-	-	251
Corporate bonds	-	8,971	-	8,971
Obligations of state and political subdivisions	-	81,128	-	81,128
Mortgage banking derivative - asset	-	918	-	918
Mortgage banking derivative - liability	-	(223)	-	(223)

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$11,069	$-	$11,069
U.S. treasury bonds	-	1,002	-	1,002
Mortgage-backed – residential	-	31,461	-	31,461
Collateralized mortgage obligations	-	57,466	-	57,466
Trust preferred stock	-	-	1,474	1,474
Preferred stock	134	-	-	134
Corporate bonds	-	8,884	-	8,884
Obligations of state and political subdivisions	-	82,611	- -	82,611
Mortgage banking derivative - asset	-	950	-	950
Mortgage banking derivative - liability	-	(94)	-	(94)

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and March 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2013	$1,474
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	-
Included in other comprehensive income (presented gross of taxes)	177
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, March 31, 2013	$1,651

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2012	$1,342
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	-
Included in other comprehensive income (presented gross of taxes)	35
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, March 31, 2012	$1,377

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$459	$459
Commercial Loans	-	-	1,317	1,317
Home Equity Loans	-	-	164	164
Multi Family Loans	-	-	390	390
CRE loans	-	-	12,653	12,653
Total Impaired loans	-	-	14,983	14,983
Mortgage servicing rights	-	3,609	-	3,609
Real estate held for sale
Residential Loans	-	-	-	-
CRE loans	-	-	-	-
Total Real Estate held for sale	-	-	-	-

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$599	$599
Commercial Loans	-	-	771	771
Home Equity Loans	-	-	168	168
Multi Family Loans	-	-	407	407
CRE loans	-	-	12,126	12,126
Total Impaired loans	-	-	14,071	14,071
Mortgage servicing rights	-	7,833	-	7,833
Real estate held for sale
Residential Loans	-	-	61	61
CRE loans	-	-	385	385
Total Real Estate held for sale	-	-	446	446

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
	(Dollars in Thousands)

Trust preferred stock	$1,651	Discounted cash flow	Constant prepayment rate	2-40%
			Expected asset default	0-30%
			Expected recoveries	10-15%
Impaired Loans- Applies to all loan classes	$14,983	Appraisals	Discounts for collection issues and changes in market conditions	0-10%

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
	(Dollars in Thousands)

Trust preferred stock	$1,474	Discounted cash flow	Constant prepayment rate	2-40%
			Expected asset default	0-30%
			Expected recoveries	10-15%
Impaired Loans- Applies to all loan classes	$14,071	Appraisals	Discounts for collection issues and changes in market conditions	0-10%
Real estate held for sale – Applies to all classes	$446	Appraisals	Discounts for changes in market conditions	0-20%

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $15.0 million, with no valuation allowance at March 31, 2013. A provision expense of $621,000 for the three months ended March 31, 2013 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $3.6 million at March 31, 2013, with a valuation allowance of $1.8 million. A recovery of $473,000 for the three months ended March 31, 2013 was included in earnings.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $14.1 million with a valuation allowance of $0 at December 31, 2012. Provision expense of $4.8 million for the three months ended March 31, 2012 was included in earnings.

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

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2013 and December 31, 2012. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2013.

		Fair Value Measurements at March 31, 2013
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$156,342	$156,342	$156,342	$-	$-
Investment securities	196,624	196,631	251	194,729	1,651
Federal Home Loan Bank Stock	19,354	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,491,310	1,509,279	-	11,042	1,498,237
Accrued interest receivable	6,025	6,025	-	1,194	4,831

Financial Liabilities:
Deposits	$1,656,348	$1,659,700	$291,765	$1,367,935	$-
Advances from Federal Home Loan Bank	12,784	13,403	-	13,403	-
Securities sold under repurchase agreements	52,747	52,747	-	52,747	-
Subordinated debentures	36,083	35,292	-	-	35,292

		Fair Value Measurements at December 31, 2012 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$136,832	$136,832	$136,832	$-	$-
Investment securities	194,609	194,617	134	193,009	1,474
Federal Home Loan Bank Stock	20,655	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,520,610	1,543,438	-	22,577	1,520,861
Accrued interest receivable	5,594	5,594	-	757	4,837

Financial Liabilities:
Deposits	$1,667,472	$1,671,713	$315,132	$1,356,581	$-
Advances from Federal Home Loan Bank	12,796	13,466	-	13,466	-
Securities sold under repurchase agreements	51,702	51,702	-	51,702	-
Subordinated debentures	36,083	35,766	-	-	35,766

4.	Stock Compensation Plans

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

As of March 31, 2013, 291,400 options had been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In August 2011, the Company approved a 2011 Short-Term (“STIP”) and a 2011 Long-Term (“LTIP”) Equity Incentive Plan for selected members of management. The Plans became effective January 1, 2011 and provide for cash and/or equity benefits if certain performance targets are achieved. Awards issued under these Plans will reduce the amount of awards available to be issued under the 2010 Equity Plan.

In March 2012, the Company approved a 2012 STIP and a 2012 LTIP for selected members of management. The Plans are effective January 1, 2012 and provide for cash and/or equity benefits if certain performance targets are achieved. Awards issued under these Plans reduce the amount of awards available to be issued under the 2010 Equity Plan.

Cash and/or equity benefits under the 2011 STIP and LTIP and 2012 STIP were paid out to the selected members of management in the first quarter of 2013 based on the achievement of certain performance targets. One member of management was not paid until April 2013.

In March 2013, the Company approved a 2013 STIP and a 2013 LTIP for selected members of management.

Under the 2013 STIP the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the 2013 STIP will be determined as of December 31, 2013 and will be paid out in cash in the first quarter of 2014. The participants are required to be employed on the day of payout in order to receive such payment.

Under the 2013 LTIP the participants may earn up to 25% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three year period. The Company granted 86,065 RSU’s to the participants in this Plan effective January 1, 2013, which represents the maximum target award. The amount of benefit under the 2013 LTIP will be determined individually at the 12 month period ending December 31, 2013, the 24 month period ending December 31, 2014 and the 36 month period ending December 31, 2015. The awards’ vesting will be as follows: 16.7% of the target award after the end of the performance period ending December 31, 2013, 27.8% of the target award at the end of the performance period ending December 31, 2014 and 55.5% of the target award at the end of the performance period ending December 31, 2015. The benefits earned under the 2013 LTIP Plan will be paid out in equity in the first quarter following the close of the applicable performance period. The participants are required to be employed on the day of payout in order to receive such payment.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during the three months ended March 31, 2013 or 2012.

Following is activity under the plans during the three months ended March 31, 2013:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2013	312,350	$20.33
Forfeited or cancelled	7,400	20.19
Exercised	13,550	18.80
Granted	-	-
Options outstanding, March 31, 2013	291,400	$20.42	3.90	$1,335
Vested or expected to vest at March 31, 2013	291,400	$20.42	3.90	$1,335
Exercisable at March 31, 2013	250,910	$21.72	3.59	$892

As of March 31, 2013, there was $35,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.3 years.

At March 31, 2013, 106,061 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established with the plan documents. Total accrued expense of $273,000 was recorded during the three months ended March 31, 2013 and approximately $262,000 is included within other liabilities at March 31, 2013 related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2013	38,871	$14.74	11,260	$13.28
Granted	91,187	19.42	20,639	15.77
Vested	(20,639)	15.77	(31,899)	14.89
Forfeited	(3,358)	11.97	-	-
Unvested at March 31, 2013	106,061	$18.66	-	$-

The maximum amount of compensation expense that may be recorded for the 2013 STIP and the 2012 and 2013 LTIPs at March 31, 2013 is approximately $2.5 million. However, the estimated expense expected to be recorded as of March 31, 2013 based on the performance measures in the plans, is $2.0 million of which $1.6 million is unrecognized at March 31, 2013 and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.10 per common stock dividend in the first quarter of 2013 and declared and paid a $0.05 per common stock dividend in the first quarter of 2012.

6.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended March 31,
	2013	2012
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$5,559	$3,645
Denominator:
Denominator for basic earnings per common share – weighted average common shares	9,736	9,726
Effect of warrants	295	208
Effect of employee stock options	74	36

Denominator for diluted earnings per common share share	10,105	9,970
Basic earnings per common share	$0.57	$0.37
Diluted earnings per common share	$0.55	$0.37

There were 144,350 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three months ended March 31, 2013. Shares under option of 256,643 were excluded from the diluted earnings per common share calculations as they were anti-dilutive for the three months ended March 31, 2012.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2013	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$7,000	$45	$-	$7,045
U.S. treasury bonds	1,000	1	-	1,001
Mortgage-backed securities – residential	37,642	1,284	(4)	38,922
Collateralized mortgage obligations	55,809	1,374	(20)	57,163
Trust preferred securities and preferred stock	3,600	216	(1,914)	1,902
Corporate bonds	8,772	200	(1)	8,971
Obligations of state and political subdivisions	75,563	5,617	(52)	81,128
Totals	$189,386	$8,737	$(1,991)	$196,132

Held-to-Maturity Securities*:
FHLMC certificates	$65	$-	$(1)	$64
FNMA certificates	153	5	-	158
GNMA certificates	57	3	-	60
Obligations of state and political subdivisions	217	-	-	217
Totals	$492	$8	$(1)	$499

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2012
Available-for-sale
Obligations of U.S. government corporations and agencies	$11,000	$69	$-	$11,069
U.S. treasury bonds	1,000	2	-	1,002
Mortgage-backed securities - residential	30,020	1,441	-	31,461
Collateralized mortgage obligations	55,962	1,504	-	57,466
Trust preferred stock and preferred stock	3,600	99	(2,091)	1,608
Corporate bonds	8,717	167	-	8,884
Obligations of state and political subdivisions	76,339	6,277	(5)	82,611
Total Available-for-Sale	$186,638	$9,559	$(2,096)	$194,101

Held-to-Maturity*:
FHLMC certificates	$69	$-	$(1)	$68
FNMA certificates	162	6	-	168
GNMA certificates	60	3	-	63
Obligations of states and political subdivisions	217	-	-	217
Total Held-to-Maturity	$508	$9	$(1)	$516

*	FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at March 31, 2013 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$3,255	$3,275	$-	$-
Due after one year through five years	10,052	10,324	217	217
Due after five years through ten years	34,479	36,826	-	-
Due after ten years	48,149	49,622	-	-
MBS/CMO	93,451	96,087	275	282
	$189,386	$196,134	$492	$499

Investment securities with a carrying amount of $124.1 million at March 31, 2013 were pledged as collateral on public deposits, securities sold under repurchase agreements, Federal Reserve discount window and FHLB advances.

As of March 31, 2013, the Company’s investment portfolio consisted of 335 securities, 20 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at March 31, 2013 and December 31, 2012:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At March 31, 2013
Available-for-sale securities:
Mortgage-backed securities - residential	$2,057	$(4)	$-	$-	$2,057	$(4)
Collateralized mortgage obligations	1,961	(20)	-	-	1,961	(20)
Obligations of state and political subdivisions	2,902	(52)	-	-	2,902	(52)
Corporate bonds	999	(1)	-	-	999	(1)
Trust preferred stock and preferred stock	-	-	1,651	(1,914)	1,651	(1,914)
Held-to-maturity securities:
Mortgage-backed securities - residential	-	-	35	(1)	35	(1)
Total temporarily impaired securities	$7,919	$(77)	$1,686	$(1,915)	$9,605	$(1,992)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2012
Available-for-sale securities:
Mortgage-backed securities - residential	$1	$-	$-	$-	$1	$-
Obligations of state and political subdivisions	949	(5)	-	-	949	(5)
Trust preferred stock and preferred stock	-	-	1,474	(2,091)	1,474	(2,091)
Total temporarily impaired securities	$950	$(5)	$1,474	$(2,091)	$2,424	$(2,096)

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

Realized gains from the sales of investment securities totaled $53,000 ($37,000 after tax) in the first quarter of 2013 while there were realized gains of $43,000 ($28,000 after tax) in the first quarter of 2012.

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

In the first quarter of 2013 and 2012, management determined there was no OTTI.

The Company held eight CDOs at March 31, 2013. Four of those CDOs were written down in full prior to January 1, 2010. The remaining four CDOs have a total amortized cost of $3.6 million at March 31, 2013. Of these, two, with a total amortized cost of $1.6 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI.

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

The Company uses the same methodology for all of its CDOs and believes its valuation methodology is appropriate for all of its CDOs in accordance with FASB ASC Topic 320 as well as other related guidance. Beginning with the first quarter of 2013, the Company made the decision to only obtain the third party analysis twice a year, June and December, as a result of the stabilization in its current CDO portfolio. Management still obtains the fair value and cash flow value on a quarterly basis and prepares its internal other-than-temporary impairment analysis.

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

The following table details the six securities with other-than-temporary impairment, their lowest credit rating at March 31, 2013 and the related credit losses recognized in earnings for the three month period ended March 31, 2013 (In Thousands):

	TPREF Funding II	Alesco VIII	Preferred Term Security XXVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX
	Rated Caa3	Rated Ca	Rated C	Rated Ca	Not Rated	Not Rated	Total
Cumulative OTTI related to credit loss at January 1, 2013	$323	$1,000	$78	$857	$453	$465	$3,176
Addition – Qtr 1	-	-	-	-	-	-	-
Cumulative OTTI related to credit loss at March 31, 2013	$323	$1,000	$78	$857	$453	$465	$3,176

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $717,000 for the above securities at March 31, 2013. There was $749,000 recognized in AOCI at December 31, 2012.

The following table provides additional information related to the four CDO investments for which a balance remains as of March 31, 2013 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2013	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub- ordination as a % of Current Performing Collateral
TPREF Funding II	B	673	223	450	-	Caa3	15	43.47%	17.92%	-%
I-Preferred Term Sec I	B-1	1,000	631	369	-	CCC	15	7.96%	23.00%	25.62%
Dekania II CDO	C-1	990	548	442	-	CCC	32	-%	13.69%	29.62%
Preferred Term Sec XXVII	C-1	902	249	653	-	C	32	27.09%	22.29%	6.23%
Total		$3,565	$1,651	$1,914	$-

The Company’s assumed average lifetime default rate declined from 27.9% at the end of the fourth quarter 2012 to a rate of 26.7% at the end of the first quarter 2013.

There were no changes in the accumulated credit losses recognized in earnings for debt securities during the periods ended March 31, 2013 and 2012.

The proceeds from the sales and calls of securities and the associated gains are listed below:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Proceeds	$1,019	$218
Gross realized gains	53	43
Gross realized losses	-	-

8.	Loans

Loans receivable consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Real Estate:
Secured by 1-4 family residential	$197,675	$200,826
Secured by multi-family residential	125,526	122,275
Secured by commercial real estate	676,572	675,110
Construction	33,398	37,788
	1,033,171	1,035,999
Other Loans:
Commercial	365,551	383,817
Home equity and improvement	106,524	108,718
Consumer Finance	15,549	15,936
	487,624	508,471
Total loans	1,520,795	1,544,470
Deduct:
Undisbursed loan funds	(13,084)	(18,478)
Net deferred loan origination fees and costs	(703)	(735)
Allowance for loan loss	(26,459)	(26,711)
Totals	$1,480,549	$1,498,546

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended

March 31, 2013 and 2012 by portfolio segment and impairment method ($ in thousands):

Quarter Ended March 31, 2013	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$3,506	$75	$2,197	$12,702	$6,325	$1,759	$147	$26,711
Charge-Offs	(206)	0	0	(266)	(205)	(272)	(46)	(995)
Recoveries	99	0	0	101	76	23	19	318
Provisions	34	(8)	213	830	(892)	213	35	425
Ending Allowance	$3,433	$67	$2,410	$13,367	$5,304	$1,723	$155	$26,459

Quarter Ended March 31, 2012	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Specific Allocations	$4,095	$63	$2,850	$17,640	$6,576	$1,856	$174	$33,254
Charge-Offs	(738)	-	(238)	(4,258)	(2,666)	(211)	(41)	(8,152)
Recoveries	55	-	-	108	30	21	14	228
Provisions	(39)	10	219	2,710	753	(181)	31	3,503
Ending Allowance	$3,373	$73	$2,831	$16,200	$4,693	$1,485	$178	$28,833

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013:

(In Thousands)

	1-4 Family		Multi- Family
	Residential		Residential	Commercial		Home Equity
	Real Estate	Construction	Real Estate	Real Estate	Commercial	& Improvement	Consumer	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$279	$-	$-	$1,092	$58	$24	$-	$1,453

Collectively evaluated for impairment	3,154	67	2,410	12,259	5,245	1,699	155	24,989

Acquired with deteriorated credit quality	-	-	-	16	1	-	-	17

Total ending allowance balance	$3,433	$67	$2,410	$13,367	$5,304	$1,723	$155	$26,459

Loans:

Loans individually evaluated for impairment	$11,336	$-	$1,264	$44,730	$8,194	$2,888	$82	$68,494

Loans collectively evaluated for impairment	186,785	20,308	125,597	632,167	358,402	104,116	15,464	1,442,839

Loans acquired with deteriorated credit quality	34	-	-	432	30	-	-	496

Total ending loans balance	$198,155	$20,308	$126,861	$677,329	$366,626	$107,004	$15,546	$1,511,829

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

	Three Months Ended March 31, 2013
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,947	$88	$86
Residential Non Owner Occupied	4,669	35	35
Total Residential Real Estate	11,616	123	121
Construction	22	-	-
Multi-Family	1,444	7	7
CRE Owner Occupied	14,701	62	58
CRE Non Owner Occupied	24,318	203	193
Agriculture Land	926	9	7
Other CRE	5,369	1	1
Total Commercial Real Estate	45,314	275	259
Commercial Working Capital	1,487	4	5
Commercial Other	6,981	23	22
Total Commercial	8,468	27	27
Consumer	104	2	2
Home Equity and Home Improvement	2,772	34	32
Total Impaired Loans	$69,740	$468	$448

	Three Months Ended March 31, 2012
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$1,931	$13	$12
Residential Non Owner Occupied	2,728	23	23
Total Residential Real Estate	4,659	36	35
Construction	80	-	-
Multi-Family	2,288	16	16
CRE Owner Occupied	9,476	13	12
CRE Non Owner Occupied	15,580	91	71
Agriculture Land	1,441	14	14
Other CRE	8,044	1	1
Total Commercial Real Estate	34,541	119	98
Commercial Working Capital	2,210	3	3
Commercial Other	4,786	5	5
Total Commercial	6,996	8	8
Consumer	-	-	-
Home Equity and Home Improvement	38	1	1
Total Impaired Loans	$48,602	$180	$158

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013: (In Thousands)

	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$5,153	$5,103	$-
Residential Non Owner Occupied	3,942	3,206	-
Total Residential Real Estate	9,095	8,309	-
Construction	-	-	-
Multi-Family Residential Real Estate	1,413	1,264	-
CRE Owner Occupied	12,200	9,849	-
CRE Non Owner Occupied	10,717	7,707	-
Agriculture Land	1,039	1,082	-
Other CRE	9,224	5,664	-
Total Commercial Real Estate	33,180	24,302	-
Commercial Working Capital	964	662	-
Commercial Other	5,781	5,723	-
Total Commercial	6,745	6,385	-
Consumer	79	79	-
Home Equity and Home Improvement	2,626	2,492	-
Total loans with no allowance recorded	$53,138	$42,831	$-

With an allowance recorded:
Residential Owner Occupied	$1,753	$1,760	$256
Residential Non Owner Occupied	1,265	1,267	23
Total Residential Real Estate	3,018	3,027	279
Construction	-	-	-
Multi-Family Residential Real Estate	-	-	-
CRE Owner Occupied	5,676	5,055	240
CRE Non Owner Occupied	15,135	15,201	847
Agriculture Land	111	114	3
Other CRE	86	58	2
Total Commercial Real Estate	21,008	20,428	1,092
Commercial Working Capital	-	-	-
Commercial Other	1,805	1,809	58
Total Commercial	1,805	1,809	58
Consumer	3	3	-
Home Equity and Home Improvement	395	396	24
Total loans with an allowance recorded	$26,229	$25,663	$1,453

*Unpaid principal balance includes partial charge-offs.

Impaired loans have been recognized in conformity with FASB ASC Topic 310.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012: (In Thousands)

	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$5,427	$5,357	$-
Residential Non Owner Occupied	4,211	3,420	-
Total Residential Real Estate	9,638	8,777	-
Construction	300	45	-
Multi-Family Residential Real Estate	1,775	1,626	-
CRE Owner Occupied	12,314	9,782	-
CRE Non Owner Occupied	11,054	9,105	-
Agriculture Land	1,176	993	-
Other CRE	8,741	5,527	-
Total Commercial Real Estate	33,285	25,407	-
Commercial Working Capital	1,565	1,565	-
Commercial Other	6,367	5,338	-
Total Commercial	7,932	6,903	-
Consumer	125	124	-
Home Equity and Home Improvement	2,777	2,642	-
Total loans with no allowance recorded	$55,832	$45,524	$-

With an allowance recorded:
Residential Owner Occupied	$1,697	$1,701	$257
Residential Non Owner Occupied	1,449	1,452	24
Total Residential Real Estate	3,146	3,153	281
Construction	-	-	-
Multi-Family Residential Real Estate	-	-	-
CRE Owner Occupied	5,735	5,118	245
CRE Non Owner Occupied	15,301	15,357	820
Agriculture Land	111	112	3
Other CRE	88	59	2
Total Commercial Real Estate	21,235	20,646	1,070
Commercial Working Capital	300	301	10
Commercial Other	1,623	1,626	128
Total Commercial	1,923	1,927	138
Consumer	-	-	-
Home Equity and Home Improvement	36	36	2
Total loans with an allowance recorded	$26,340	$25,762	$1,491

*Unpaid principal balance includes partial charge-offs.

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	March 31, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$35,283	$32,570
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	35,283	32,570
Real estate and other assets held for sale	4,313	3,805
Total non-performing assets	$39,596	$36,375

The following table presents the aging of the recorded investment in past due and non accrual loans as of March 31, 2013 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$122,921	$1,418	$83	$1,420	$2,921	$1,594
Residential Non Owner Occupied	70,247	865	524	677	2,066	2,566

Total Residential Real Estate	193,168	2,283	607	2,097	4,987	4,160

Construction	20,308	-	-	-	-	-
Multi-Family	126,813	-	-	48	48	1,189

CRE Owner Occupied	319,908	2,779	365	3,483	6,627	10,402
CRE Non Owner Occupied	232,445	225	423	2,723	3,371	7,583
Agriculture Land	73,371	109	28	82	219	770
Other Commercial Real Estate	37,111	-	-	4,277	4,277	4,930

Total Commercial Real Estate	662,835	3,113	816	10,565	14,494	23,685

Commercial Working Capital	151,607	10	-	762	772	1,121
Commercial Other	209,562	246	1,187	3,252	4,685	5,037

Total Commercial	361,169	256	1,187	4,014	5,457	6,158

Consumer	15,425	117	4	-	121	-
Home Equity/Home Improvement	106,035	325	560	84	969	84

Total Loans	$1,485,753	$6,094	$3,174	$16,808	$26,076	$35,276

The following table presents the aging of the recorded investment in past due and non accrual loans as of December 31, 2012 by class of loans: (In Thousands)

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

Troubled Debt Restructurings

As of March 31, 2013 and December 31, 2012, the Company has a recorded investment in troubled debt restructurings (“TDRs”) of $34.0 million and $35.5 million, respectively. The Company has allocated $1.1 million of specific reserves to those loans at each of March 31, 2013 and December 31, 2012, and has committed to lend additional amounts totaling up to $35,000 and $41,000 at March 31, 2013 and December 31, 2012, respectively.

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

Of the loans modified in a TDR, $6.0 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2013 and March 31, 2012:

	Loans Modified as a TDR for the Three Months Ended March 31, 2013 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)
Residential Owner Occupied	4	$367
Residential Non Owner Occupied	1	198
CRE Owner Occupied	1	29
CRE Non Owner Occupied	0	-
Agriculture Land	1	219
Other CRE	0	0
Commercial / Industrial	1	14
Home Equity / Improvement	8	492
Consumer	2	4
Total	18	$1,323

The loans described above increased the ALLL by $19,000 in the three month period ending March 31, 2013.

	Loans Modified as a TDR for the Three Months Ended March 31, 2012 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)
Residential Owner Occupied	2	$148
Residential Non Owner Occupied	1	83
CRE Owner Occupied	2	951
CRE Non Owner Occupied	0	-
Agriculture Land	1	339
Other CRE	0	-
Commercial / Industrial	0	-
Home Equity / Improvement	0	-
Consumer	0	-
Total	6	$1,521

The loans described above decreased the ALLL by $15,000, after charge-offs of $700,000, in the three month period ending March 31, 2012.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the quarter ending March 31, 2013:

	Three Months Ended March 31, 2013
Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of Period End)
Residential Owner Occupied	4	$312
Residential Non Owner Occupied	1	198
CRE Owner Occupied	2	858
CRE Non Owner Occupied	-	-
Agriculture Land	-	-
Other CRE	-	-
Commercial / Industrial	2	744
Home Equity / Improvement	4	53
Consumer	-	-
Total	13	$2,165

The TDRs that subsequently defaulted described above decreased the allowance for loan losses by $1,000 for the period ended March 31, 2013, after $0 charge-offs.

There were no loans that defaulted within the three months ended March 31, 2012 which had been modified within one year of the default date. A default for the purposes of this disclosure is a TDR loan in which the borrower is 90 days or more past due.

The terms of certain other loans were modified during the period ending March 31, 2013 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 42 loans were modified under this definition during the three month period ended March 31, 2013.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$4,043	$42	$3,861	$90	$117,805	$125,841
Residential Non Owner Occupied	54,810	3,658	7,009	-	6,837	72,314

Total Residential Real Estate	58,853	3,700	10,870	90	124,642	198,155

Construction	12,844	129	-	-	7,335	20,308
Multi-Family	122,566	751	2,538	-	1,006	126,861

CRE Owner Occupied	297,600	10,464	18,360	-	110	326,534
CRE Non Owner Occupied	202,862	11,351	21,454	-	149	235,816
Agriculture Land	71,412	606	1,573	-	-	73,591
Other Commercial Real Estate	31,137	2,067	7,324	-	860	41,388

Total Commercial Real Estate	603,011	24,488	48,711	-	1,119	677,329

Commercial Working Capital	146,445	4,131	1,803	-	-	152,379
Commercial Other	202,218	4,830	7,199	-	-	214,247

Total Commercial	348,663	8,961	9,002	-	-	366,626

Consumer	-	-	90	-	15,456	15,546
Home Equity/Home Improvement	-	-	835	24	106,145	107,004

Total Loans	$1,145,937	$38,029	$72,046	$114	$255,703	$1,511,829

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$4,221	$75	$3,617	$234	$120,002	$128,149
Residential Non Owner Occupied	55,771	2,453	8,248	-	6,693	73,165

Total Residential Real Estate	59,992	2,528	11,865	234	126,695	201,314

Construction	11,360	-	45	-	7,891	19,296
Multi-Family	118,121	910	2,404	-	1,020	122,455

CRE Owner Occupied	292,765	10,440	18,740	-	2,378	324,323
CRE Non Owner Occupied	207,745	9,077	22,615	-	90	239,527
Agriculture Land	69,924	769	1,514	-	-	72,207
Other Commercial Real Estate	31,875	891	7,222	-	978	40,966

Total Commercial Real Estate	602,309	21,177	50,091	-	3,446	677,023

Commercial Working Capital	156,433	3,587	2,449	-	-	162,469
Commercial Other	208,783	5,204	8,413	-	-	222,400

Total Commercial	365,216	8,791	10,862	-	-	384,869

Consumer	-	-	70	-	15,869	15,939
Home Equity/Home Improvement	-	-	668	64	108,462	109,194

Total Loans	$1,156,998	$33,406	$76,005	$298	$263,383	$1,530,090

Beginning with the first quarter of 2013 allowance analysis, management decided to return to using a twelve quarter look-back period, from using an eight quarter look-back period that has been used since December 31, 2010, for calculating the historical loss ratio. Management is not certain that the relatively low levels of charge-offs incurred in recent quarters are sustainable given the low levels of economic growth in its markets and believes the longer look-back period better captures loan portfolio risks at this time.

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Gain from sale of mortgage loans	$2,176	$2,544
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	870	844
Amortization of mortgage servicing rights	(689)	(864)
Mortgage servicing rights valuation adjustments	473	(79)
	654	(99)

Net revenue from sale and servicing of mortgage loans	$2,830	$2,445

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.4 billion at March 31, 2013 and $1.3 billion at December 31, 2012.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
	(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,121	$10,219
Loans sold, servicing retained	762	749
Amortization	(689)	(864)
Carrying value before valuation allowance at end of period	10,194	10,106

Valuation allowance:
Balance at beginning of period	(2,288)	(1,529)
Impairment (expense) recovery	473	(79)
Balance at end of period	(1,815)	(1,608)
Net carrying value of MSRs at end of period	$8,379	$8,498
Fair value of MSRs at end of period	$8,436	$8,498

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

Included in the first quarter of 2013 is an accrual for estimated secondary market buy-back losses of $581,000 compared to no losses accrued for the same period in 2012. These losses were accrued and expensed as of March 31, 2013 based on an estimated exposure to repurchase requests resulting from notifications received from Fannie Mae’s post-foreclosure review process during the first quarter of 2013.

10.	Deposits

A summary of deposit balances is as follows (in thousands):

	March 31, 2013	December 31, 2012
Non-interest-bearing checking accounts	$291,765	$315,132
Interest-bearing checking and money market accounts	681,061	664,857
Savings accounts	177,336	166,945
Retail certificates of deposit less than $100,000	330,870	342,472
Retail certificates of deposit greater than $100,000	173,379	176,029
Brokered or national certificates of deposit	1,937	2,037
	$1,656,348	$1,667,472

11.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
FHLB Advances:
Putable advances	$12,000	$12,000
Amortizable mortgage advances	784	796
Total	$12,784	$12,796

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $12.0 million of the putable advances with a weighted average rate of 2.72% were not yet callable by the FHLB at March 31, 2013. The call dates for these advances range from April 15, 2013 to June 12, 2013 and the maturity dates range from January 14, 2015 to March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.78% as of March 31, 2013 and 1.89% as of December 31, 2012.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.66% and 1.77% on March 31, 2013 and December 31, 2012 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$53,174	$74,184	$50,205	$48,035
Unused lines of credit	23,236	238,257	21,975	228,269
Standby letters of credit	-	21,388	-	18,166
Total	$76,410	$333,829	$72,180	$294,470

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $37.8 million and $53.6 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at March 31, 2013 and December 31, 2012, respectively.

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $30.2 million and $34.0 million of interest rate lock commitments at March 31, 2013 and December 31, 2012, respectively. There were $37.8 million and $53.6 million of forward commitments for the future delivery of residential mortgage loans at March 31, 2013 and December 31, 2012, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	March 31, 2013			December 31, 2012
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$918	$(223)	$695	$950	$(94)	$856

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$(161)	$273

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

Note 15 - Other Comprehensive Income (Loss)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended March 31, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(664)	$(235)	$(429)
Reclassification adjustment for net gains included in net income	(53)	(16)	(37)
Total other comprehensive loss	$(717)	$(251)	$(466)

Three months ended March 31, 2012:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(49)	$(19)	$(30)
Reclassification adjustment for net gains included in net income	(43)	(13)	(30)
Total other comprehensive loss	$(92)	$(32)	$(60)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
Balance January 1, 2013	$4,851	$(577)	$4,274
Other comprehensive loss before reclassifications	(429)	-	(429)
Amounts reclassified from accumulated other comprehensive loss	(37)	-	(37)

Net other comprehensive loss during period	(466)	-	(466)

Balance March 31, 2013	$4,385	$(577)	$3,808

Balance January 1, 2012	$4,704	$(707)	$3,997
Other comprehensive loss before reclassifications	(30)	-	(30)
Amounts reclassified from accumulated other comprehensive loss	(30)	-	(30)

Net other comprehensive loss during period	(60)	-	(60)

Balance March 31, 2012	$4,644	$(707)	$3,937

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this quarterly report are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, or “continue” or the negative thereof or other variations thereon or comparable terminology are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors. The Company assumes no obligation to update any forward-looking statements.

General

First Defiance is a unitary thrift holding company that conducts business through its subsidiaries, First Federal, First Insurance and First Defiance Risk Management. First Federal is a federally chartered stock savings bank that provides financial services to communities through 33 full service banking centers in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products. Insurance products are sold through First Insurance’s offices in Defiance, Archbold, Bryan, Bowling Green, Maumee and Oregon, Ohio areas. First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company that insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. First Defiance Risk Management was incorporated on December 20, 2012.

Impact of Legislation - Over the last several years, Congress and the U.S. Department of the Treasury have enacted legislation and taken actions to address the disruptions in the financial system, declines in the housing market, and the overall regulation of financial institutions and the financial system. In this regard, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and bank and thrift holding companies, such as First Defiance. Also, the Dodd-Frank Act abolished the Office of Thrift Supervision effective July 21, 2011 and transferred its functions to the Office of the Comptroller of the Currency (“OCC”), FDIC, and Federal Reserve. The Dodd-Frank Act relaxed rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, imposed new capital requirements on bank and thrift holding companies, and imposed limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now performed by the CFPB. The CFPB has broad rulemaking authority over providers of credit, savings, and payment services and products. In this regard, the CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. State officials also will be authorized to enforce consumer protection rules issued by the CFPB. This bureau also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB also is directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services and that such markets are fair, transparent, and competitive. Although the CFPB has begun to implement its regulatory, supervisory, examination, and enforcement authority, there continues to be significant uncertainty as to how the agency’s strategies and priorities will impact First Defiance.

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

New Proposed Capital Rules - On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to First Defiance and First Federal. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules received extensive comments during a comment period that ran through October 2012. In November 2012, the federal ban regulatory agencies jointly stated that they do not expect any of the proposed rules to become effective on the original target date of January 1, 2013. Further guidance from the bank regulatory agencies is expected in 2013.

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

Based on our current capital composition and levels, management believes we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

Business Strategy - First Defiance’s primary objective is to be a high performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative. First Defiance also has a tagline of “Bank with the people you know and trust” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary segments of First Defiance’s business strategy are commercial banking, consumer banking (including the origination and sale of single family residential loans), enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization. In 2013, management intends to continue to focus on asset quality, core deposit growth, expense control as well as other opportunities to further service our customers.

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of First Federal’s success. First Federal provides primarily commercial real estate and commercial business loans with an emphasis on owner occupied commercial real estate and commercial business lending with a focus on the deposit balances that accompany these relationships. First Federal’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. First Federal’s focus is also on securing multiple guarantors in addition to collateral where possible. These customers require First Federal to have a high degree of knowledge and understanding of their business in order to provide them with solutions to their financial needs. First Federal’s “Customer First” philosophy and culture complements the needs of its clients. First Federal believes this personal service model differentiates First Federal from its competitors, particularly the larger regional institutions. First Federal offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. First Federal also believes that the small business customer is a strong market for First Federal. First Federal participates in many of the Small Business Administration lending programs. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas, including FDIC-assisted transactions. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired financial institutions in the past with the most recent acquisition completed in 2008. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well and has been competing in for a long period of time. First Defiance will also continue the same approach as state above for insurance acquisitions. First Defiance completed its most recent insurance acquisition 2011, which was merged into First Insurance.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $492,000 at March 31, 2013. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $196.1 million at March 31, 2013. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($7.0 million), certain municipal obligations ($81.1 million), CMOs ($57.2 million), corporate bonds ($9.0 million), mortgage backed securities ($38.9 million), U.S. treasury bonds ($1.0 million) and trust preferred and preferred stock ($1.9 million).

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

Changes in Financial Condition

At March 31, 2013, First Defiance's total assets, deposits and stockholders' equity amounted to $2.04 billion, $1.66 billion and $262.6 million, respectively, compared to $2.05 billion, $1.67 billion and $258.1 million, respectively, at December 31, 2012.

Net loans receivable (excluding loans held for sale) declined $18.0 million to $1.48 billion. The variance in loans receivable between March 31, 2013 and December 31, 2012 include decreases in commercial loans (down $18.2 million), home equity and improvement loans (down $2.2 million), consumer loans (down $0.4 million), one to four family residential real estate loans (down $3.2 million), and construction loans (down $4.4 million) while commercial real estate loans increased $4.7 million.

The investment securities portfolio increased $2.0 million to $196.6 million at March 31, 2013 from $194.6 million at December 31, 2012. The increase is the result of $18.8 million of securities being purchased during the first three months of 2013, mostly offset by $5.2 million of securities maturing or being called in the period, principal pay downs of $8.6 million in CMOs and mortgage-backed securities, and $966,000 from one security being sold. There was an unrealized gain in the investment portfolio of $6.7 million at March 31, 2013 compared to an unrealized gain of $7.5 million at December 31, 2012.

Deposits decreased from $1.67 billion at December 31, 2012 to $1.66 billion as of March 31, 2013. Non-interest bearing demand deposits decreased $23.4 million to $291.8 million, retail time deposits decreased $14.3 million to $504.2 million and broker/national certificates of deposit decreased $100,000 to $1.9 million. These decreases were mostly offset by increases in interest-bearing demand deposits and money market accounts of $16.2 million to $681.1 million and savings accounts of $10.4 million to $177.3 million.

Stockholders’ equity increased from $258.1 million at December 31, 2012 to $262.6 million at March 31, 2013. The increase in stockholders’ equity was the result of recording net income of $5.6 million partially offset by $973,000 of common stock dividends being paid in the first quarter of 2013 and a $466,000 decline in other comprehensive income.

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

	Three Months Ended March 31,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,500,222	$16,814	4.55%	$1,456,807	$18,678	5.16%
Securities	196,571	1,794	3.85	237,541	2,145	3.76
Interest bearing deposits	106,332	58	0.22	164,390	92	0.23
FHLB stock	19,964	219	4.45	20,655	229	4.46
Total interest-earning assets	1,823,089	18,885	4.22	1,879,393	21,144	4.54
Non-interest-earning assets	204,817			201,109
Total assets	$2,027,906			$2,080,502

Interest-bearing liabilities:
Deposits	$1,356,547	$1,647	0.49%	$1,365,021	$2,369	0.70%
FHLB advances and other	12,788	90	2.85	81,834	751	3.69
Securities sold under repurchase agreements	46,396	60	0.52	53,403	104	0.78
Subordinated debentures	36,136	152	1.71	36,198	331	3.68
Total interest-bearing liabilities	1,451,867	1,949	0.54	1,536,456	3,555	0.93
Non-interest bearing deposits	294,225	-		245,254	-
Total including non-interest bearing demand deposits	1,746,092	1,949	0.45	1,781,710	3,555	0.80
Other non-interest-bearing liabilities	22,189			18,944
Total liabilities	1,768,281			1,800,654
Stockholders' equity	259,625			279,848
Total liabilities and stock- holders' equity	$2,027,906			$2,080,502
Net interest income; interest rate spread		$16,936	3.68%		$17,589	3.61%
Net interest margin (3)			3.78%			3.78%
Average interest-earning assets to average interest-bearing liabilities			126%			122%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended March 31, 2013 and 2012

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2013 was $5.6 million compared to net income of $4.2 million for the comparable period in 2012. Net income applicable to common shares was $5.6 million for the first quarter of 2013 compared to $3.6 million for the comparable period in 2012. On a per share basis, basic and diluted earnings per common share for the three months ended March 31, 2013 were $0.57 and $0.55, respectively, compared to basic and diluted earnings per common share of $0.37 for the quarter ended March 31, 2012.

Net Interest Income.

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $16.5 million for the quarter ended March 31, 2013, down from $17.2 for the same period in 2012. The tax-equivalent net interest margin was 3.78% for the quarter ended March 31, 2013, flat for the same period in 2012. The flat margin between the 2012 and 2013 first quarters was made possible by a balance sheet restructure done in the fourth quarter of 2012, where the Company sold securities and paid off higher rate FHLB advances. This helped to offset the decrease in interest-earning asset yields, which decreased by 32 basis points (to 4.22% in the first quarter of 2013 from 4.54% for the same period in 2012) which was partially offset by the cost of interest-bearing liabilities between the two periods decreasing 39 basis points (to 0.54% in the first quarter of 2013 from 0.93% in the same period in 2012). Also, operating at a high level of liquidity along with lower loan yields has impacted the net interest margin negatively in the first quarter of 2013. Management continues to analyze and look for additional opportunities to maintain its margin, as well as other alternatives to minimize the impact of the sustained low rate environment.

Total interest income decreased by $2.3 million or 11.0% to $18.5 million for the quarter ended March 31, 2013 from $20.8 million for the same period in 2012. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 61 basis points to 4.55% at March 31, 2013. Interest income from loans decreased to $16.8 million for the quarter ended March 31, 2013 compared to $18.7 million for the same period in 2012, which represents a decline of 9.9%.

Interest expense decreased by $1.6 million in the first quarter of 2013 compared to the same period in 2012, to $1.9 million from $3.6 million. This decrease was due to a 39 basis point decline in the average cost of interest-bearing liabilities in the first quarter of 2013 mainly due to the early payoff of FHLB advances as part of the balance sheet restructure completed in the fourth quarter of 2012 and the continued low rate environment resulting in decreases in rate on all the interest-bearing liability categories. Interest expense related to interest-bearing deposits was $1.6 million in the first quarter of 2013 compared to $2.4 million for the same period in 2012. Interest expense recognized by the Company related to subordinated debentures was $152,000 in the first quarter of 2013 compared to $331,000 for the same period in 2012. Expenses on FHLB advances and securities sold under repurchase agreements were $90,000 and $60,000 respectively in the first quarter of 2013 compared to $751,000 and $104,000 respectively for the same period in 2012.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the estimated probable credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of all commercial loan and commercial real estate loan relationships that exceed $1.0 million of aggregate exposure over a twelve month period. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb incurred credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the Company sets aside reserves based on the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $1.5 million at March 31, 2013. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate.

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

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling twelve quarters ending March 31, 2013. Beginning with the first quarter of 2013 allowance analysis, management decided to return to using a twelve quarter look-back period, from using an eight quarter look-back period, for calculating the historical loss ratio. Management is not certain that the relatively low levels of charge-offs incurred in recent quarters are sustainable given the low levels of economic growth in its markets and believes the longer look-back period better captures loan portfolio risks at this time.

The stratification of the loan portfolio resulted in a quantitative general allowance of $13.5 million at March 31, 2013 compared to $14.4 million at December 31, 2012. The decrease in the quantitative allowance was due to a decrease in the historical loss factors relating to commercial, commercial real estate, residential and consumer loans.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional general reserves on the non-impaired loan portfolio for various factors. The overall qualitative factors are based on nine sub-factors. The nine sub-factors have been aggregated into three qualitative factors: economic, environment and risk.

ECONOMIC

1)	Changes in international, national and local economic business conditions and developments, including the condition of various market segments.
2)	Changes in the value of underlying collateral for collateral dependent loans.

ENVIRONMENT

3)	Changes in the nature and volume in the loan portfolio.
4)	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
5)	Changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
6)	Changes in the quality and breadth of the loan review process.
7)	Changes in the experience, ability and depth of lending management and staff.

RISK

8)	Changes in the trends of the volume and severity of delinquent and classified loans, and changes in the volume of non-accrual loans, trouble debt restructuring, and other loan modifications.
9)	Changes in the political and regulatory environment.

The qualitative analysis at March 31, 2013 indicated a general reserve of $11.5 million compared with $10.8 million at December 31, 2012. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to increase several of these due to the continued uncertainty of the economy and the impact on GDP of the fiscal cliff decisions as well as the impacts of the debt ceiling negotiations. The fluctuation in unemployment rates in some of the counties we serve also contributed to an increase in the economic factors. Finally the risk profile was increased due to a continued focus by our regulators for stability in the allowance levels. First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.20% for construction loans to 1.90% for nonresidential real estate loans.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the first quarter of 2013 was $425,000, compared to $3.5 million for the same period in 2012. The allowance for loan losses was $26.5 million and $26.7 million and represented 1.76% and 1.75% of loans, net of undisbursed loan funds and deferred fees and costs, as of March 31, 2013 and December 31, 2012, respectively. The provision of $425,000 was offset by charge offs of $995,000 and recoveries of $318,000, resulting in a decrease to the overall allowance for loan loss of $252,000. In management’s opinion, the overall allowance for loan losses of $26.5 million as of March 31, 2013 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended March 31, 2013, First Defiance had no write-downs. Management believes that the values recorded at March 31, 2013 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $72.3 million at March 31, 2013, compared to $78.1 million at December 31, 2012.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 75.0% at March 31, 2013 compared with 82.0% at December 31, 2012. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at March 31, 2013 are appropriate. The Company experienced an increase in non-accrual loans in the first quarter of 2013. However, of the total non-accrual loans, $18.5 million or 52.4% are less than 90 days past due.

At March 31, 2013, First Defiance had total non-performing assets of $39.6 million, compared to $36.4 million at December 31, 2012. Non-performing assets include loans that are 90 days past due, real estate owned and other assets held for sale. Non-performing assets at March 31, 2013 and December 31, 2012 by category were as follows:

Table 1 – Nonperforming Asset

	March 31,	December 31,
	2012	2012
	(In thousands)
Non-performing loans:
Single-family residential	$4,163	$3,602
Construction	-	-
Non-residential and multi-family residential real estate	24,884	23,090
Commercial	6,152	5,661
Consumer finance	-	-
Home equity and improvement	84	217
Total non-performing loans	35,283	32,570
Real estate owned and repossessed assets	4,313	3,805
Total non-performing assets	$39,596	$36,375

Allowance for loan losses as a percentage of total loans*	1.76%	1.75%
Allowance for loan losses as a percentage of non-performing assets	66.82%	73.43%
Allowance for loan losses as a percentage of non-performing loans	74.99%	82.01%
Total non-performing assets as a percentage of total assets	1.94%	1.78%
Total non-performing loans as a percentage of total loans*	2.34%	2.14%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The increase in non-performing loans between December 31, 2012 and March 31, 2013 is primarily in commercial real estate loans. The balance of this type of non-performing loan was $1.8 million higher at March 31, 2013 compared to December 31, 2012.

Non-performing loans in the commercial real estate category represented 3.10% of the total loans in those categories at March 31, 2013 compared to 2.90% for the same category at December 31, 2012. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the first quarter of 2013 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

Non-performing assets, which include non-performing loans (non-accrual) and real estate owned, increased to $39.6 million at March 31, 2013 from $36.4 million at December 31, 2012.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the three months ended and as of March 31, 2013, commercial real estate, which represented 52.74% of total loans, accounted for 24.37% of net charge-offs and 70.53% of nonaccrual loans, and commercial loans, which represented 24.04% of total loans, accounted for 19.05% of net charge-offs and 17.44% of nonaccrual loans. For the three months ended and as of March 31, 2012, commercial real estate, which represented 53.10% of total loans, accounted for 55.38% of net charge-offs and 72.91% of nonaccrual loans, and commercial loans, which represented 21.97% of total loans, accounted for 33.27% of net charge-offs and 16.80% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended March 31, 2013		As of March 31, 2013
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$107	15.81%	$4,163	11.80%
Construction	-	0.00%	-	0.00%
Commercial real estate	165	24.37%	24,884	70.53%
Commercial	129	19.05%	6,152	17.44%
Consumer	27	3.99%	-	0.00%
Home equity and improvement	249	36.78%	84	0.23%
Total	$677	100.00%	$35,283	100.00%

	For the Three Months Ended March 31, 2012		As of March 31, 2012
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$683	8.63%	$3,883	8.56%
Construction	-	0.00%	159	0.35%
Commercial real estate	4,388	55.38%	33,065	72.91%
Commercial	2,636	33.27%	7,618	16.80%
Consumer	27	0.33%	5	0.01%
Home equity and improvement	190	2.39%	621	1.37%
Total	$7,924	100.00%	$45,351	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	1st 2013	4th 2012	3rd 2012	2nd 2012	1st 2012
	(dollars in thousands)

Allowance at beginning of period	$26,711	$26,310	$26,409	$28,833	$33,254
Provision for credit losses	425	2,619	705	4,097	3,503
Charge-offs:
Residential	206	976	217	584	738
Commercial real estate	266	595	780	5,448	4,496
Commercial	205	540	355	486	2,666
Consumer finance	46	59	19	14	41
Home equity and improvement	272	497	203	254	211
Total charge-offs	995	2,667	1,574	6,786	8,152
Recoveries	318	449	770	265	228
Net charge-offs	677	2,218	804	6,521	7,924
Ending allowance	$26,459	$26,711	$26,310	$26,409	$28,833

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(dollars in thousands)
Residential	$3,433	13.00%	$3,506	13.00%	$2,996	13.75%	$3,104	13.94%	$3,373	13.58%
Construction	67	2.20%	75	2.45%	63	2.06%	48	1.52%	73	2.44%
Commercial real estate	15,777	52.74%	14,899	51.63%	16,260	51.87%	16,562	51.33%	19,031	53.10%
Commercial	5,304	24.04%	6,325	24.85%	5,103	23.92%	5,087	24.64%	4,693	21.97%
Consumer	155	1.02%	147	1.03%	147	1.10%	140	1.13%	178	1.19%
Home equity and improvement	1,723	7.00%	1,759	7.04%	1,741	7.30%	1,468	7.44%	1,485	7.72%
	$26,459	100.00%	$26,711	100.00%	$26,310	100.00%	$26,409	100.00%	$28,833	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr2012	1st Qtr 2012
Allowance for loan losses / loans*	1.76%	1.75%	1.74%	1.76%	1.96%
Allowance for loan losses to net charge-offs	3908.27%	1204.83%	3272.39%	404.98%	363.87%
Allowance for loan losses / non-performing assets	66.82%	73.43%	64.73%	58.38%	59.13%
Allowance for loan losses / non-performing loans	74.99%	82.01%	69.60%	63.33%	63.58%
Non-performing assets / loans plus REO*	2.62%	2.38%	2.68%	3.01%	3.30%
Non-performing assets / total assets	1.94%	1.78%	1.98%	2.19%	2.28%
Net charge-offs / average loans (annualized)	0.18%	0.59%	0.22%	1.78%	2.18%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income increased $543,000 in the first quarter of 2013 to $9.0 million from $8.4 million for the same period in 2012.

Service Fees. Service fees and other charges decreased by $286,000 or 10.7% in the first quarter of 2013 compared to the same period in 2012.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending March 31, 2013 and 2012 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $865,000 and $1.1 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $6,000 at March 31, 2013, $4,000 at December 31, 2012 and $19,000 at March 31, 2012.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $385,000 to $2.8 million for the first quarter of 2013 compared to $2.4 million for the same period of 2012. The continuing low rate environment helped contribute to solid first quarter of 2013 mortgage originations, although mortgage originations were down slightly from the same period of 2012. Gains realized from the sale of mortgage loans decreased in the first quarter of 2013 to $2.2 million from $2.5 million in the first quarter of 2012. The amortization of mortgage servicing rights expense decreased $175,000 to $689,000 in the first quarter of 2013 compared to $864,000 in the same period in 2012. The Company recorded a positive valuation adjustment of $473,000 on mortgage servicing rights in the first quarter of 2013 compared to a negative valuation adjustment of $79,000 in the first quarter of 2012. The positive valuation adjustment in the first quarter of 2013 was driven by an increase in the fair values of certain sectors of the Company’s portfolio of mortgage servicing rights. The increase in fair values was driven by a slight increase in market rates in the first quarter of 2013 which also contributed to lower amortization of mortgage servicing rights in the first quarter of 2013.

Insurance and Investment Sales Commissions. Income from the sale of insurance and investment products increased $500,000 in the first quarter of 2013 to $3.0 million from $2.5 million in the same period of 2012. First Defiance’s insurance subsidiary, First Insurance, typically recognizes contingent revenues during the first quarter. These revenues are bonuses paid by insurance carriers when the Company achieves certain loss ratios or growth targets. In the first quarter of 2013, First Insurance earned $944,000 of contingent income compared to $504,000 for the first quarter of 2012.

Impairment of Securities. First Defiance did not have any other-than-temporary impairment (“OTTI”) charges in the first quarter of 2013 or in the first quarter of 2012 reflecting a more stable environment relating to its Trust Preferred Collateralized Debt Obligation (“CDO”) investments.

Other non-interest income. Other non-interest income decreased $91,000 in the first quarter of 2013 from $342,000 in the same period in 2012. This decrease was due in part to a recorded increase in the value of the assets of the deferred compensation plan of $78,000 in the first quarter of 2013 compared to an increase of $137,000 for the same period in 2012.

Non-Interest Expense.

Non-interest expense increased to $17.2 million for the first quarter of 2013 compared to $16.3 million for the same period in 2012.

Compensation and Benefits. Compensation and benefits increased to $8.8 million for the quarter ended March 31, 2013 from $8.5 million for the same period in 2012. The increase is mainly attributable to higher health insurance costs. Also, the Company granted pay increases and accrued for bonus payments based on meeting 2013 targeted performance in the first quarter of 2013.

Other Non-Interest Expenses. Other non-interest expenses increased by $666,000 to $3.9 million for the quarter ended March 31, 2013 from $3.3 million for the same period in 2012. The main increase between the 2013 and 2012 first quarters include an accrual for estimated secondary market buy-back losses of $581,000 in the first quarter of 2013 compared to no losses accrued for the same period in 2012. These losses were accrued and expensed as of March 31, 2013 based on an estimated exposure to repurchase requests resulting from notifications received from Fannie Mae’s post-foreclosure review process during the first quarter of 2013. Also, the Company expensed $98,000 in the first quarter of 2013 resulting from a sales and use tax audit from the period of 2009-2011.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the first quarter of 2013 was 66.55% compared to 62.62% for the first quarter of 2012.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 29.32% for the quarter ended March 31, 2013 compared to 29.08% for the same period in 2012. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $15.6 million of cash provided by operating activities during the first three months of 2013. The Company's cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At March 31, 2013, First Federal had $127.4 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $282.9 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $37.8 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of the Comptroller of the Currency. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 2013 (in thousands).

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$232,332	11.79%	$78,803	4.0%	N/A	N/A
First Federal Bank	$221,084	11.24%	$78,672	4.0%	$98,340	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$232,332	13.92%	$66,738	4.0%	N/A	N/A
First Federal Bank	$221,084	13.27%	$66,652	4.0%	$99,979	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$253,258	15.19%	$133,477	8.0%	N/A	N/A
First Federal Bank	$241,982	14.52%	$133,305	8.0%	$166,631	10.0%
(1)	Core capital is computed as a percentage of adjusted total assets of $1.97 billion and $1.97 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.67 billion and $1.67 billion for consolidated and the bank, respectively.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the 2012 Annual Report on Form 10-K, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, using March 31, 2013 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of March 31, 2013 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis but management believed it to be prudent to include a down 100 basis point environment. The results of this analysis are reflected in the following tables for the three months ended March 31, 2013 and the year-ended December 31, 2012.

March 31, 2013
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	407,168	38,862	10.55%
+ 300 bp	400,369	32,063	8.71%
+ 200 bp	391,896	23,590	6.41%
+ 100 bp	382,108	13,803	3.75%
0 bp	368,306	–	–
- 100 bp	342,787	(25,519)	(6.93)%

December 31, 2012
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	415,094	46,835	12.72%
+ 300 bp	407,337	39,078	10.61%
+ 200 bp	398,150	29,891	8.12%
+ 100 bp	387,482	19,223	5.22%
0 bp	368,259	–	–
- 100 bp	343,745	(24,514)	(6.66)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

Neither First Defiance nor any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

First Defiance did not have any common stock repurchases during the first quarter of 2013, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Code of Regulations (1)

Exhibit 3.3	Amendment to Articles of Incorporation (2)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: May 6, 2013	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: May 6, 2013	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and
Chief Financial Officer

