Form 10-K/A
period 2012-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2013-06-14
CIK 946647

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2012 was approximately $160.6 million

As of February 21, 2013, there were issued and outstanding 9,729,466 shares of the Registrant’s common stock.

Documents Incorporated by Reference: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by First Defiance Financial Corp. (“First Defiance” or the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013 (the “Original Filing”). This Amendment is being filed solely to include Exhibit 23.1, the consent of Crowe Horwath LLP, which was inadvertently omitted from the Original Filing.

Except for the foregoing, the Original Filing remains unchanged. This Amendment does not reflect any events that may have occurred subsequent to the Original Filing of February 28, 2013, nor does it modify or otherwise update in any way the disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3) The following documents are filed as part of this report:

Exhibit Number	Title
23.1	Consent of Crowe Horwath LLP

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

June 14, 2013	By:	/s/ Donald P. Hileman
Donald P. Hileman, Chief Financial Officer