Form 10-Q
period 2013-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2013-08-05
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________to__________

Commission file number 0-26850

First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,776,957 shares outstanding at July 29, 2013.

FIRST DEFIANCE FINANCIAL CORP.

INDEX

		Page Number
PART I.-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – June 30, 2013 and December 31, 2012	2

	Consolidated Condensed Statements of Income - Three and six months ended June 30, 2013 and 2012	4

	Consolidated Condensed Statements of Comprehensive Income – Three and six months ended June 30, 2013 and 2012	5

	Consolidated Condensed Statements of Changes in Stockholders’ Equity – Six months ended June 30, 2013 and 2012 6	6

	Consolidated Condensed Statements of Cash Flows - Six months ended June 30, 2013 and 2012	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	71

Item 4.	Controls and Procedures	72

PART II-OTHER INFORMATION:

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults upon Senior Securities	73

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	73

Item 6.	Exhibits	73

	Signatures	74

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except per share data)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$39,743	$45,832
Federal funds sold	88,000	91,000
	127,743	136,832
Securities:
Available-for-sale, carried at fair value	188,079	194,101
Held-to-maturity, carried at amortized cost (fair value $451 and $516 at June 30, 2013 and December 31, 2012, respectively)	445	508
	188,524	194,609
Loans held for sale	14,808	22,064
Loans receivable, net of allowance of $26,270 at June 30, 2013 and $26,711 at December 31, 2012, respectively	1,536,396	1,498,546
Accrued interest receivable	5,891	5,594
Federal Home Loan Bank stock	19,353	20,655
Bank owned life insurance	42,292	41,832
Premises and equipment	38,866	39,663
Real estate and other assets held for sale	6,546	3,805
Goodwill	61,525	61,525
Core deposit and other intangibles	4,090	4,738
Mortgage servicing rights	8,731	7,833
Deferred taxes	2,291	78
Other assets	9,160	9,174
Total assets	$2,066,216	$2,046,948

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except per share data)

	June 30, 2013	December 31, 2012
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,635,708	$1,667,472
Advances from the Federal Home Loan Bank	62,773	12,796
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	47,560	51,702
Advance payments by borrowers	1,844	1,473
Other liabilities	17,751	19,294
Total liabilities	1,801,719	1,788,820

Stockholders’ equity:

Preferred stock, $.01 par value per share: 5,000,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,735,313 and 12,739,496 shares issued and 9,776,057 and 9,729,466 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	136,111	136,046
Accumulated other comprehensive income, net of tax of $111 and $2,301, respectively	204	4,274
Retained earnings	173,679	164,103
Treasury stock, at cost, 2,959,256 and 3,010,030 shares respectively	(46,502)	(47,300)
Total stockholders’ equity	264,497	258,128

Total liabilities and stockholders’ equity	$2,066,216	$2,046,948

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest Income
Loans	$17,047	$18,197	$33,843	$36,847
Investment securities:
Taxable	674	1,268	1,352	2,380
Non-taxable	732	726	1,457	1,397
Interest-bearing deposits	72	114	130	206
FHLB stock dividends	207	214	426	443
Total interest income	18,732	20,519	37,208	41,273
Interest Expense
Deposits	1,511	2,116	3,158	4,485
FHLB advances and other	92	750	182	1,501
Subordinated debentures	150	310	302	641
Notes payable	61	97	121	201
Total interest expense	1,814	3,273	3,763	6,828
Net interest income	16,918	17,246	33,445	34,445
Provision for loan losses	448	4,097	873	7,600
Net interest income after provision for loan losses	16,470	13,149	32,572	26,845
Non-interest Income
Service fees and other charges	2,549	2,687	4,934	5,358
Insurance and investment commission income	2,277	2,192	5,313	4,727
Mortgage banking income	2,443	2,258	5,273	4,704
Gain on sale of non-mortgage loans	2	33	17	42
Gain on sale or call of securities	44	382	97	425
Trust income	186	169	349	323
Income from Bank Owned Life Insurance	231	219	460	439
Other non-interest income	116	54	367	396
Total non-interest income	7,848	7,994	16,810	16,414
Non-interest Expense
Compensation and benefits	8,475	8,049	17,273	16,514
Occupancy	1,694	1,760	3,348	3,548
FDIC insurance premium	275	672	931	1,341
State franchise tax	627	512	1,256	1,026
Data processing	1,313	1,169	2,494	2,337
Amortization of intangibles	312	349	648	724
Other non-interest expense	2,978	3,021	6,923	6,302
Total non-interest expense	15,674	15,532	32,873	31,792
Income before income taxes	8,644	5,611	16,509	11,467
Federal income taxes	2,535	1,690	4,841	3,393
Net Income	$6,109	$3,921	$11,668	$8,074

Dividends accrued on preferred shares	$-	$(435)	$-	$(897)
Accretion on preferred shares	$-	$(305)	$-	$(351)
Redemption of preferred shares	$-	$642	$-	$642
Net income applicable to common shares	$6,109	$3,823	$11,668	$7,468

Earnings per common share (Note 6)
Basic	$0.63	$0.39	$1.20	$0.77
Diluted	$0.60	$0.38	$1.15	$0.75
Dividends declared per share (Note 5)	$0.10	$0.05	$0.20	$0.10
Average common shares outstanding (Note 6)
Basic	9,774	9,729	9,755	9,728
Diluted	10,156	9,985	10,130	9,980

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$6,109	$3,921	$11,668	$8,074

Other comprehensive income:
Unrealized losses on securities available for sale	(5,500)	1,493	(6,164)	1,444
Reclassification adjustment for security gains (losses)
included in net income(1)	(44)	(382)	(97)	(425)
Income tax	1,940	(388)	2,191	(356)
Other comprehensive income (loss)	(3,604)	723	(4,070)	663

Comprehensive income	$2,505	$4,644	$7,598	$8,737

(1)   Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended June 30, 2013 and 2012 was $13 and $115, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the six months ended June 30, 2013 and 2012 was $29 and $128, respectively.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at January 1, 2013	$-	$127	$878	$136,046	$4,274	$164,103	$(47,300)	$258,128
Net income	-	-	-	-	-	11,668	-	11,668
Other comprehensive loss	-	-	-	-	(4,070)	-	-	(4,070)
Stock option expense	-	-	-	28	-	-	-	28
12,027 shares issued under stock option plan with no income tax benefit, net of repurchases	-	-	-	1	-	(97)	254	158
Restricted share activity under Stock Incentive Plans including 31,796 shares issued	-	-	-	16	-	(45)	500	471
2,768 shares issued direct purchases	-	-	-	20	-	-	44	64
Common stock dividends declared	-	-	-	-	-	(1,950)	-	(1,950)
Balance at June 30, 2013	$-	$127	$878	$136,111	$204	$173,679	$(46,502)	$264,497

Balance at January 1, 2012	$36,641	$127	$878	$135,825	$3,997	$148,010	$(47,351)	$278,127
Net income	-	-	-	-	-	8,074	-	8,074
Other comprehensive income	-	-	-	-	663	-	-	663
Stock option expense	-	-	-	59	-	-	-	59
200 shares issued under stock option plan, with no income tax benefit	-	-	-	-	-	(1)	3	2
Restricted share activity under Stock Incentive Plans	-	-	-	141	-	-	29	170
419 shares issued direct purchases	-	-	-	-	-	-	7	7
Preferred Stock Dividends accrued	-	-	-	-	-	(897)	-	(897)
Accretion on preferred shares	351	-	-	-	-	(351)	-	-
16,560 shares purchased in U.S. Treasury auction	(16,560)	-	-	-	-	618	-	(15,942)
19,440 shares purchased in open market	(19,440)	-	-	-	-	24	-	(19,416)
Common stock dividends declared	-	-	-	-	-	(977)	-	(977)
Balance at June 30, 2012	$992	$127	$878	$136,025	$4,660	$154,500	$(47,312)	$249,870

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities
Net income	$11,668	$8,074
Items not requiring (providing) cash
Provision for loan losses	873	7,600
Depreciation	1,592	1,689
Amortization of mortgage servicing rights, net of impairment recoveries	538	1,973
Amortization of core deposit and other intangible assets	648	724
Net amortization of premiums and discounts on loans and deposits	389	301
Amortization of premiums and discounts on securities	283	381
Loss on sale or disposals of property, plant and equipment	1	19
Change in deferred taxes	(23)	1,649
Proceeds from the sale of loans held for sale	211,479	230,291
Originations of loans held for sale	(201,592)	(226,130)
Gain from sale of loans	(4,083)	(5,044)
Gain from sale or call of securities	(97)	(425)
Loss on sale or write-down of real estate and other assets held for sale	221	295
Stock option expense	28	59
Restricted stock expense	471	170
Income from bank owned life insurance	(460)	(439)
Changes in:
Accrued interest receivable	(297)	79
Other assets	14	(1,020)
Other liabilities	(1,544)	2,536
Net cash provided by (used in) operating activities	20,109	22,782

Investing Activities
Proceeds from maturities of held-to-maturity securities	63	61
Proceeds from maturities, calls and pay-downs of available-for-sale securities	24,110	31,789
Proceeds from sale of real estate and other assets held for sale	1,613	1,766
Proceeds from the sale of available-for-sale securities	4,027	6,416
Proceeds from sale of non-mortgage loans	4,893	363
Purchases of available-for-sale securities	(28,561)	(83,056)
Proceeds from Federal Home Loan Bank stock redemption	1,302	-
Purchase of bank-owned life insurance	-	(5,000)
Purchases of portfolio mortgage loans	(4,545)	-
Purchases of premises and equipment, net	(796)	(2,488)
Net decrease in loans receivable	(44,020)	(30,607)
Net cash provided (used in) by investing activities	(41,914)	(80,756)

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	(31,391)	16,965
Repayment of Federal Home Loan Bank advances	(23)	(22)
Increase in Federal Home Loan Bank short-term advances	50,000	-
Decrease in securities sold under repurchase agreements	(4,142)	(9,859)
Cash paid for redemption of preferred stock	-	(18,539)
Proceeds from exercise of stock options	158	2
Proceeds from treasury stock purchases	64	7
Cash dividends paid on common stock	(1,950)	(977)
Cash dividends paid on preferred stock	-	(1,017)
Net cash provided by (used in) financing activities	12,716	(13,440)
Increase (decrease) in cash and cash equivalents	(9,089)	(71,414)
Cash and cash equivalents at beginning of period	136,832	174,931
Cash and cash equivalents at end of period	$127,743	$103,517

Supplemental cash flow information:
Interest paid	$3,757	$6,884
Income taxes paid	$5,700	$-
Transfers from loans to real estate and other assets held for sale	$4,575	$1,971

Redemption of preferred shares not yet settled	$-	$16,929

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at June 30, 2013 and 2012)

1.	Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that conducts business through its subsidiaries, First Federal Bank of the Midwest (“First Federal”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management Inc. (collectively, the “Subsidiaries”). All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in community banking, attracting deposits from the general public and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Archbold, Bryan, Bowling Green, Maumee and Oregon, Ohio areas, offering property and casualty, and group health and life insurance products. First Defiance Risk Management was incorporated on December 20, 2012, as a wholly-owned insurance company subsidiary of the Company to insure the Company and the Subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

The consolidated condensed statement of financial condition at December 31, 2012 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2012 Annual Report on Form 10-K for the year ended December 31, 2012. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

Accounting Standards Updates

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$-	$4,919	$-	$4,919
Mortgage-backed - residential	-	39,004	-	39,004
Collateralized mortgage obligations	-	54,903	-	54,903
Trust preferred stock	-	-	1,736	1,736
Preferred stock	428	-	-	428
Corporate bonds	-	8,953	-	8,953
Obligations of state and political subdivisions	-	78,136	-	78,136
Mortgage banking derivative - asset	-	616	-	616

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$-	$11,069	$-	$11,069
U.S. treasury bonds	-	1,002	-	1,002
Mortgage-backed - residential	-	31,461	-	31,461
Collateralized mortgage obligations	-	57,466	-	57,466
Trust preferred stock	-	-	1,474	1,474
Preferred stock	134	-	-	134
Corporate bonds	-	8,884	-	8,884
Obligations of state and political subdivisions	-	82,611	-	82,611
Mortgage banking derivative - asset	-	950	-	950
Mortgage banking derivative - liability	-	(94)	-	(94)

There were no transfers between Level 1 and Level 2 as of June 30, 2013 or December 31, 2012.

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2013	$1,474
Total gains or losses (realized/unrealized)
Included in earnings (realized)	-
Included in other comprehensive income (presented gross of taxes)	262
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2013	$1,736

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, April 1, 2013	$1,651
Total gains or losses (realized/unrealized)
Included in earnings (realized)	-
Included in other comprehensive income (presented gross of taxes)	85
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2013	$1,736

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2012	$1,342
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	80
Included in other comprehensive income (presented gross of taxes)	70
Amortization	-
Redemption	(265)
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2012	$1,227

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, April 1, 2012	$1,377
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	80
Included in other comprehensive income (presented gross of taxes)	35
Amortization	-
Redemption	(265)
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2012	$1,227

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$366	$366
Commercial Loans	-	-	181	181
Multi Family Loans	-	-	373	373
Home Equity Loans	-	-	159	159
CRE loans	-	-	9,055	9,055
Total impaired loans	-	-	10,134	10,134
Mortgage servicing rights	-	3,457	-	3,457
Real estate held for sale
Residential Loans	-	-	65	65
CRE loans	-	-	167	167
Total Real Estate held for sale	-	-	232	232

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$599	$599
Commercial Loans	-	-	771	771
Home Equity Loans	-	-	168	168
Multi Family Loans	-	-	407	407
CRE loans	-	-	12,126	12,126
Total Impaired loans	-	-	14,071	14,071
Mortgage servicing rights	-	7,833	-	7,833
Real estate held for sale
Residential Loans	-	-	61	61
CRE loans	-	-	385	385
Total Real Estate held for sale	-	-	446	446

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Trust preferred stock	$1,736	Discounted cash flow	Constant prepayment rate	2-40%	40%
			Expected asset default	0-30%	15%
			Expected recoveries	10-15%	10%
Impaired Loans- Applies to all loan classes	$10,134	Appraisals	Discounts for collection issues and changes in market conditions	0-10%	10%
Real estate held for sale – Applies to all classes	$232	Appraisals	Discounts for changes in market conditions	0-20%	20%

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Trust preferred stock	$1,474	Discounted cash flow	Constant prepayment rate	2-40%	40%
			Expected asset default	0-30%	15%
			Expected recoveries	10-15%	10%
Impaired Loans- Applies to all loan classes	$14,071	Appraisals	Discounts for collection issues and changes in market conditions	0-10%	10%
Real estate held for sale – Applies to all classes	$446	Appraisals	Discounts for changes in market conditions	0-20%	20%

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $10.1 million, with no valuation allowance at June 30, 2013. A provision expense of $551,000 for the three months ended June 30, 2013 was included in earnings. Provision expense of $1.2 million for the six months ended June 30, 2013 was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $3.5 million at June 30, 2013 with a valuation allowance of $1.5 million. A recovery of $312,000 for the three months and $785,000 for the six months ended June 30, 2013 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $215,000 for the three and six months ended June 30, 2013 which was recorded directly as an adjustment to current earnings through non-interest expense.

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

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2013 and December 31, 2012. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2013.

		Fair Value Measurements at June 30, 2013 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$127,743	$127,743	$127,743	$-	$-
Investment securities	188,524	188,530	428	186,366	1,736
Federal Home Loan Bank Stock	19,353	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,551,204	1,547,918	-	14,742	1,533,176
Accrued interest receivable	5,891	5,891	-	697	5,194

Financial Liabilities:
Deposits	$1,635,708	$1,638,358	$291,765	$1,346,593	$-
Advances from Federal Home Loan Bank	62,773	63,171	-	63,171	-
Securities sold under repurchase agreements	47,560	47,560	-	47,560	-
Subordinated debentures	36,083	35,334	-	-	35,334

		Fair Value Measurements at December 31, 2012 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$136,832	$136,832	$136,832	$-	$-
Investment securities	194,609	194,617	134	193,009	1,474
Federal Home Loan Bank Stock	20,655	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,520,610	1,543,438	-	22,577	1,520,861
Accrued interest receivable	5,594	5,594	-	757	4,837

Financial Liabilities:
Deposits	$1,667,472	$1,671,713	$315,132	$1,356,581	$-
Advances from Federal Home Loan Bank	12,796	13,466	-	13,466	-
Securities sold under repurchase agreements	51,702	51,702	-	51,702	-
Subordinated debentures	36,083	35,766	-	-	35,766

4.	Stock Compensation Plans

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

As of June 30, 2013, 275,600 options had been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

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

Under the 2013 STIP the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of awards earned under the 2013 STIP will be determined as of December 31, 2013 and will be paid out in cash in the first quarter of 2014. The participants are required to be employed on the day of payout in order to receive such payment.

Under the 2013 LTIP the participants may earn up to 25% to 45% of their salary, depending upon their position, for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three year period. The Company granted 86,065 RSU’s to the participants in this Plan effective January 1, 2013, which represents the maximum target award. The amount of benefit under the 2013 LTIP will be determined individually at the 12 month period ending December 31, 2013, the 24 month period ending December 31, 2014 and the 36 month period ending December 31, 2015. The awards’ vesting will be as follows: 16.7% of the target award after the end of the performance period ending December 31, 2013, 27.8% of the target award at the end of the performance period ending December 31, 2014 and 55.5% of the target award at the end of the performance period ending December 31, 2015. The RSUs shall vest between 0% and 100% of the applicable portion of the target award based on the portion of the performance targets that are achieved. RSUs settle in common shares in the first quarter following the close of the applicable performance period. The participants are required to be employed on the day of payout in order to receive the payment.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during the six months ended June 30, 2013 or 2012.

Following is activity under the plans during the six months ended June 30, 2013:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2013	312,350	$20.33
Forfeited or cancelled	11,850	19.93
Exercised	24,900	18.42
Granted	-	-
Options outstanding, June 30, 2013	275,600	$20.52	3.82	$1,154
Vested or expected to vest at June 30, 2013	275,600	$20.52	3.82	$1,154
Exercisable at June 30, 2013	257,030	$21.21	3.67	$941

As of June 30, 2013, there was $26,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.2 years.

At June 30, 2013, 106,061 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. Total accrued expense of $570,000 was recorded during the six months ended June 30, 2013 and approximately $372,000 is included within other liabilities at June 30, 2013 related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2013	38,871	$14.74	11,260	$13.28
Granted	91,187	19.42	20,639	15.77
Vested	(20,639)	15.77	(31,899)	14.89
Forfeited	(3,358)	11.97	-	-
Unvested at June 30, 2013	106,061	$18.66	-	$-

The maximum amount of compensation expense that may be recorded for the 2013 STIP and the 2012 and 2013 LTIPs at June 30, 2013 is approximately $2.5 million. However, the estimated expense expected to be recorded as of June 30, 2013 based on the performance measures in the plans, is $2.0 million of which $1.4 million is unrecognized at June 30, 2013 and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.10 per share common stock dividend in the first and second quarter of 2013 and declared and paid a $0.05 per share common stock dividend in the first and second quarter of 2012.

6.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$6,109	$3,823	$11,668	$7,468
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	9,774	9,729	9,755	9,728
Effect of warrants	306	211	301	210
Effect of restricted stock units	27	24	23	21
Effect of employee stock options	49	21	51	21

Denominator for diluted earnings per common share share	10,156	9,985	10,130	9,980
Basic earnings per common share	$0.63	$0.39	$1.20	$0.77
Diluted earnings per common share	$0.60	$0.38	$1.15	$0.75

There were 143,350 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2013. There were 256,643 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2012.

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2013
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$5,000	$-	$(81)	$4,919
Mortgage-backed securities – residential	39,003	803	(802)	39,004
Collateralized mortgage obligations	54,403	902	(402)	54,903
Trust preferred securities and preferred stock	3,600	394	(1,830)	2,164
Corporate bonds	8,824	146	(17)	8,953
Obligations of state and political subdivisions	76,047	3,005	(916)	78,136
Totals	$186,877	$5,250	$(4,048)	$188,079

Held-to-Maturity Securities*:
FHLMC certificates	$62	$-	$(1)	$61
FNMA certificates	142	4	-	146
GNMA certificates	55	3	-	58
Obligations of state and political subdivisions	186	-	-	186
Totals	$445	$7	$(1)	$451

At December 31, 2012
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$11,000	$69	$-	$11,069
U.S. treasury bonds	1,000	2	-	1,002
Mortgage-backed securities – residential	30,020	1,441	-	31,461
Collateralized mortgage obligations	55,962	1,504	-	57,466
Trust preferred securities and preferred stock	3,600	99	(2,091)	1,608
Corporate bonds	8,717	167	-	8,884
Obligations of state and political subdivisions	76,339	6,277	(5)	82,611
Totals	$186,638	$9,559	$(2,096)	$194,101

Held-to-Maturity Securities*:
FHLMC certificates	$69	$-	$(1)	$68
FNMA certificates	162	6	-	168
GNMA certificates	60	3	-	63
Obligations of state and political subdivisions	217	-	-	217
Totals	$508	$9	$(1)	$516

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at June 30, 2013 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$2,255	$2,268	$-	$-
Due after one year through five years	6,107	6,301	186	186
Due after five years through ten years	36,502	37,728	-	-
Due after ten years	48,607	47,875	-	-
MBS/CMO	93,406	93,907	259	265
	$186,877	$188,079	$445	$451

Investment securities with a carrying amount of $124.4 million at June 30, 2013 were pledged as collateral on public deposits, securities sold under repurchase agreements, Federal Reserve discount window and FHLB advances.

As of June 30, 2013, the Company’s investment portfolio consisted of 336 securities, 79 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at June 30, 2013 and December 31, 2012:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At June 30, 2013
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$4,919	$(81)	$-	$-	$4,919	$(81)
Mortgage-backed - residential	19,936	(802)	-	-	19,936	(802)
Collateralized mortgage obligations	19,027	(402)	-	-	19,027	(402)
Trust preferred stock and preferred stock	-	-	1,736	(1,830)	1,736	(1,830)
Corporate bonds	2,983	(17)	-	-	2,983	(17)
Obligations of state and political subdivisions	18,068	(916)	-	-	18,068	(916)
Held to maturity securities:
Mortgage-backed securities	-	-	32	(1)	32	(1)
Total temporarily impaired securities	$64,933	$(2,218)	$1,768	$(1,831)	$66,701	$(4,049)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2012
Available-for-sale securities:
Mortgage-backed securities - residential	$1	$-	$-	$-	$1	$-
Obligations of state and political subdivisions	949	(5)	-	-	949	(5)
Trust preferred stock and preferred stock	-	-	1,474	(2,091)	1,474	(2,091)
Total temporarily impaired securities	$950	$(5)	$1,474	$(2,091)	$2,424	$(2,096)

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

Realized gains from the sales of investment securities totaled $44,000 ($29,000 after tax) in the second quarter of 2013 while there were realized gains of $382,000 ($248,000 after tax) in the second quarter of 2012. Realized gains from the sales of investment securities totaled $97,000 ($63,000 after tax) for the first six months of 2013 compared to realized gains of $425,000 ($276,000 after tax) for the first six months of 2012.

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

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected compared to the book value of the security and is recognized in earnings. The amount of OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

For the first six months of 2013 and 2012, management determined there was no OTTI.

The Company held eight CDOs at June 30, 2013. Four of those CDOs were written down in full prior to January 1, 2010. The remaining four CDOs have a total amortized cost of $3.6 million at June 30, 2013. Of these, two, with a total amortized cost of $1.6 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI.

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

The following table details the six securities with other-than-temporary impairment, their lowest credit rating at June 30, 2013 and the related credit losses recognized in earnings for the three month period ending March 31, 2013 and June 30, 2013 (In Thousands):

	TPREF Funding II	Alesco	Preferred Term Security	Trapeza CDO I	Alesco Preferred Funding	Alesco Preferred Funding
	Rated Caa3	VIII Rated Ca	XXVII Rated C	Rated Ca	VIII Not Rated	IX Not Rated	Total
Cumulative OTTI related to credit loss at January 1, 2013	$323	$1,000	$78	$857	$453	$465	$3,176
Addition – Qtr 1	-	-	-	-	-	-	-
Cumulative OTTI related to credit loss at March 31, 2013	$323	$1,000	$78	$857	$453	$465	$3,176
Addition – Qtr 2	-	-	-	-	-	-	-
Cumulative OTTI related to credit loss at June 30, 2013	$323	$1,000	$78	$857	$453	$465	$3,176

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $696,000 for the above securities at June 30, 2013. There was $749,000 recognized in AOCI at December 31, 2012.

The following table provides additional information related to the four CDO investments for which a balance remains as of June 30, 2013 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2013	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub- ordination as a % of Current Performing Collateral
TPREF Funding II	B	673	242	(431)	-	Caa3	15	43.47%	15.90%	-%
I-Preferred Term Sec I	B-1	1,000	656	(344)	-	CCC-	14	17.24%	12.04%	23.78%
Dekania II CDO	C-1	990	576	(414)	-	CCC	31	-%	13.29%	26.51%
Preferred Term Sec XXVII	C-1	903	262	(641)	-	C	32	26.15%	18.83%	5.99%
Total		$3,566	$1,736	$(1,830)	$-

The Company’s assumed average lifetime default rate was 26.7% at the end of the second quarter 2013, flat with the first quarter 2013.

There were no changes in the accumulated credit losses recognized in earnings for debt securities during the periods ended June 30, 2013 and 2012.

The proceeds from the sales and calls of securities and the associated gains are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Proceeds	$3,008	$6,198	$4,027	$6,416
Gross realized gains	44	382	97	425
Gross realized losses	-	-	-	-

8. Loans

Loans receivable consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Real Estate:
Secured by 1-4 family residential	$196,802	$200,826
Secured by multi-family residential	136,274	122,275
Secured by commercial real estate	684,138	675,110
Construction	41,519	37,788
	1,058,733	1,035,999
Other Loans:
Commercial	396,158	383,817
Home equity and improvement	106,570	108,718
Consumer Finance	16,817	15,936
	519,545	508,471
Total loans	1,578,278	1,544,470
Deduct:
Undisbursed loan funds	(14,876)	(18,478)
Net deferred loan origination fees and costs	(736)	(735)
Allowance for loan loss	(26,270)	(26,711)
Totals	$1,536,396	$1,498,546

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended

June 30, 2013 and June 30, 2012 by portfolio segment and impairment method ($ in thousands):

Quarter Ended June 30, 2013	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$3,433	$67	$2,410	$13,367	$5,304	$1,723	$155	$26,459
Charge-Offs	(184)	0	(6)	(277)	(316)	(170)	(8)	(961)
Recoveries	33	0	0	167	57	38	29	324
Provisions	(85)	16	21	(117)	429	195	(11)	448
Ending Allowance	$3,197	$83	$2,425	$13,140	$5,474	$1,786	$165	$26,270

Quarter Ended June 30, 2012	1-4 Family Residential Real Estate	Construction	Multi-Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Specific Allocations	$3,373	$73	$2,831	$16,200	$4,693	$1,485	$178	$28,833
Charge-Offs	(584)	-	(317)	(5,132)	(486)	(254)	(13)	(6,786)
Recoveries	69	-	-	36	125	18	17	265
Provisions	246	(27)	96	2,810	824	186	(38)	4,097
Ending Allowance	$3,104	$46	$2,610	$13,914	$5,156	$1,435	$144	$26,409

The following table discloses allowance for loan loss activity for the year-to-date ended June 30, 2013 and June 30, 2012 by portfolio segment and impairment method ($ in thousands):

Year-to-date Ended June 30, 2013	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$3,506	$75	$2,197	$12,702	$6,325	$1,759	$147	$26,711
Charge-Offs	(390)	0	(6)	(543)	(521)	(442)	(54)	(1,956)
Recoveries	132	0	0	268	133	61	48	642
Provisions	(51)	8	234	713	(463)	408	24	873
Ending Allowance	$3,197	$83	$2,425	$13,140	$5,474	$1,786	$165	$26,270

Year-to-date Ended June 30, 2012	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Specific Allocations	$4,095	$63	$2,850	$17,640	$6,576	$1,856	$174	$33,254
Charge-Offs	(1,322)	-	(555)	(9,390)	(3,152)	(465)	(54)	(14,938)
Recoveries	124	-	-	144	155	39	31	493
Provisions	207	(17)	315	5,520	1,577	5	(7)	7,600
Ending Allowance	$3,104	$46	$2,610	$13,914	$5,156	$1,435	$144	$26,409

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013:

(In Thousands)

	1-4 Family		Multi- Family
	Residential		Residential	Commercial		Home Equity
	Real Estate	Construction	Real Estate	Real Estate	Commercial	& Improvement	Consumer	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$241	$-	$-	$1,505	$55	$44	$1	$1,846

Collectively evaluated for impairment	2,956	83	2,425	11,635	5,419	1,742	164	24,424

Acquired with deteriorated credit quality	-		-		-		-

Total ending allowance balance	$3,197	$83	$2,425	$13,140	$5,474	$1,786	$165	$26,270

Loans:

Loans individually evaluated for impairment	$10,970	$263	$1,292	$43,259	$7,223	$2,715	$81	$65,803

Loans collectively evaluated for impairment	186,284	26,364	135,118	642,532	390,187	104,341	16,730	1,501,556

Loans acquired with deteriorated credit quality	32	-	-	428	30	-	-	490

Total ending loans balance	$197,286	$26,627	$136,410	$686,219	$397,440	$107,056	$16,811	$1,567,849

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

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,693	$92	$92	$6,811	$180	$178
Residential Non Owner Occupied	4,443	43	44	4,583	79	79
Total Residential Real Estate	11,136	135	136	11,394	259	257
Construction	131	3	2	102	3	2
Multi-Family	1,277	5	6	1,393	11	13
CRE Owner Occupied	14,452	120	118	14,536	183	176
CRE Non Owner Occupied	23,692	236	230	24,080	439	423
Agriculture Land	889	8	3	886	17	10
Other CRE	4,526	12	8	4,783	14	9
Total Commercial Real Estate	43,559	376	359	44,285	653	618
Commercial Working Capital	1,346	17	17	1,593	20	22
Commercial Other	6,669	28	23	6,759	51	45
Total Commercial	8,015	45	40	8,352	71	67
Consumer	82	1	1	96	3	3
Home Equity and Home Improvement	2,789	33	31	2,749	67	63
Total Impaired Loans	$66,989	$598	$575	$68,371	$1,067	$1,023

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$1,933	$17	$16	$1,956	$30	$28
Residential Non Owner Occupied	5,395	33	32	4,888	71	71
Total Residential Real Estate	7,328	50	48	6,844	101	99
Construction	-	-	-	-	-	-
Multi-Family	598	-	-	443	1	1
CRE Owner Occupied	11,473	26	32	10,376	39	44
CRE Non Owner Occupied	14,574	89	56	15,158	180	126
Agriculture Land	1,049	-	-	1,157	14	14
Other CRE	6,879	1	2	7,568	3	3
Total Commercial Real Estate	33,975	116	90	34,259	236	187
Commercial Working Capital	2,485	2	2	2,240	4	4
Commercial Other	4,132	10	10	4,529	16	16
Total Commercial	6,617	12	12	6,769	20	20
Consumer	-	-	-	-	-	-
Home Equity and Home Improvement	37	1	1	38	2	2
Total Impaired Loans	$48,555	$179	$151	$48,353	$360	$309

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$5,041	$5,002	$-
Residential Non Owner Occupied	3,921	3,187	-
Total Residential Real Estate	8,962	8,189	-
Construction	300	263	-
Multi-Family Residential Real Estate	1,442	1,292	-
CRE Owner Occupied	11,119	8,707	-
CRE Non Owner Occupied	7,882	6,341	-
Agriculture Land	1,097	917	-
Other CRE	6,160	3,840	-
Total Commercial Real Estate	26,258	19,805	-
Commercial Working Capital	1,267	1,271	-
Commercial Other	4,222	4,210	-
Total Commercial	5,489	5,481	-
Consumer	67	67	-
Home Equity and Home Improvement	2,405	2,272	-
Total loans with no allowance recorded	$44,923	$37,369	$-

With an allowance recorded:
Residential Owner Occupied	$1,545	$1,552	$22
Residential Non Owner Occupied	1,227	1,229	219
Total Residential Real Estate	2,772	2,781	241
Construction	-	-	-
Multi-Family Residential Real Estate	-	-	-
CRE Owner Occupied	8,013	6,869	294
CRE Non Owner Occupied	16,336	16,412	1,206
Agriculture Land	111	116	3
Other CRE	85	57	2
Total Commercial Real Estate	24,545	23,454	1,505
Commercial Working Capital	-	-	-
Commercial Other	1,732	1,742	55
Total Commercial	1,732	1,742	55
Consumer	14	14	1
Home Equity and Home Improvement	443	443	44
Total loans with an allowance recorded	$29,506	$28,434	$1,846

*Unpaid principal balance includes partial charge-offs.

Impaired loans have been recognized in conformity with FASB ASC Topic 310.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$5,427	$5,357	$-
Residential Non Owner Occupied	4,211	3,420	-
Total Residential Real Estate	9,638	8,777	-
Construction	300	45	-
Multi-Family Residential Real Estate	1,775	1,626	-
CRE Owner Occupied	12,314	9,782	-
CRE Non Owner Occupied	11,054	9,105	-
Agriculture Land	1,176	993	-
Other CRE	8,741	5,527	-
Total Commercial Real Estate	33,285	25,407	-
Commercial Working Capital	1,565	1,565	-
Commercial Other	6,367	5,338	-
Total Commercial	7,932	6,903	-
Consumer	125	124	-
Home Equity and Home Improvement	2,777	2,642	-
Total loans with no allowance recorded	$55,832	$45,524	$-

With an allowance recorded:
Residential Owner Occupied	$1,697	$1,701	$257
Residential Non Owner Occupied	1,449	1,452	24
Total Residential Real Estate	3,146	3,153	281
Construction	-	-	-
Multi-Family Residential Real Estate	-	-	-
CRE Owner Occupied	5,735	5,118	245
CRE Non Owner Occupied	15,301	15,357	820
Agriculture Land	111	112	3
Other CRE	88	59	2
Total Commercial Real Estate	21,235	20,646	1,070
Commercial Working Capital	300	301	10
Commercial Other	1,623	1,626	128
Total Commercial	1,923	1,927	138
Consumer	-	-	-
Home Equity and Home Improvement	36	36	2
Total loans with an allowance recorded	$26,340	$25,762	$1,491

*Unpaid principal balance includes partial charge-offs.

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$28,650	$32,570
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	28,650	32,570
Real estate and other assets held for sale	6,546	3,805
Total non-performing assets	$35,196	$36,375

The following table presents the aging of the recorded investment in past due and non accrual loans as of June 30, 2013 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$124,065	$1,042	$499	$775	$2,316	$943
Residential Non Owner Occupied	69,645	365	152	743	1,260	2,117
Total residential real estate	193,710	1,407	651	1,518	3,576	3,060
Construction	26,627	-	-	-	-	-
Multi-Family	136,410	-	-	-	-	1,100
CRE Owner Occupied	323,579	828	1,183	2,953	4,964	8,696
CRE Non Owner Occupied	232,156	-	-	1,922	1,922	6,421
Agriculture Land	76,539	103	260	-	363	699
Other Commercial Real Estate	44,368	837	-	1,491	2,328	3,067
Total Commercial Real Estate	676,642	1,768	1,443	6,366	9,577	18,883
Commercial Working Capital	164,972	-	-	445	445	593
Commercial Other	228,913	174	180	2,756	3,110	4,800
Total Commercial	393,885	174	180	3,201	3,555	5,393
Consumer	16,620	191	-	-	191	-
Home Equity / Home Improvement	105,639	1,030	186	201	1,417	201
Total Loans	$1,549,533	$4,570	$2,460	$11,286	$18,316	$28,637

The following table presents the aging of the recorded investment in past due and non accrual loans as of December 31, 2012 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$125,362	$1,238	$604	$945	$2,787	$1,125
Residential Non Owner Occupied	71,777	413	126	849	1,388	2,473
Total residential real estate	197,139	1,651	730	1,794	4,175	3,598
Construction	19,296	-	-	-	-	-
Multi-Family	122,455	-	-	-	-	1,178
CRE Owner Occupied	321,071	1,248	382	1,622	3,252	9,652
CRE Non Owner Occupied	235,592	134	1,321	2,480	3,935	6,674
Agriculture Land	72,092	84	31	-	115	813
Other Commercial Real Estate	36,510	21	875	3,560	4,456	4,761
Total Commercial Real Estate	665,265	1,487	2,609	7,662	11,758	21,900
Commercial Working Capital	161,110	-	155	1,204	1,359	1,528
Commercial Other	218,477	584	1,201	2,138	3,923	4,136
Total Commercial	379,587	584	1,356	3,342	5,282	5,664
Consumer	15,702	229	8	-	237	-
Home Equity / Home Improvement	106,458	2,294	225	217	2,736	217
Total Loans	$1,505,902	$6,245	$4,928	$13,015	$24,188	$32,557

Troubled Debt Restructurings

As of June 30, 2013 and December 31, 2012, the Company has a recorded investment in troubled debt restructurings (“TDRs”) of $35.0 million and $35.5 million, respectively. The Company has allocated $1.4 million of specific reserves to those loans as of June 30, 2013 and $1.1 million as of December 31, 2012, and has committed to lend additional amounts totaling up to $7,000 and $41,000 at June 30, 2013 and December 31, 2012, respectively.

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

Of the loans modified in a TDR, $6.3 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month period ending June 30, 2013 and June 30, 2012:

	Loans Modified as a TDR for the Three Months Ended June 30, 2013 ($ in thousands)			Loans Modified as a TDR for the Six Months Ended June 30, 2013 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Residential Owner Occupied	3	$316	8	$752
Residential Non Owner Occupied	0	-	1	194
CRE Owner Occupied	3	758	4	782
CRE Non Owner Occupied	1	1,374	1	1,374
Agriculture Land	0	-	1	217
Other CRE	1	32	1	32
Commercial / Industrial	1	47	1	47
Home Equity / Improvement	4	119	12	609
Consumer	1	11	3	14
Total	14	$2,657	32	$4,021

The loans described above increased the ALLL by $327,000 in the three month period ending June 30, 2013 and $355,000 in the six month period ending June 30, 2013.

	Loans Modified as a TDR for the Three Months Ended June 30, 2012 ($ in thousands)			Loans Modified as a TDR for the Six Months Ended June 30, 2012 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Residential Owner Occupied	3	$412	5	$559
Residential Non Owner Occupied	0	-	1	82
CRE Owner Occupied	0	-	2	922
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	1	320
Other CRE	1	62	1	62
Commercial / Industrial	0	-	0	-
Home Equity / Improvement	0	-	0	-
Consumer	0	-	0	-
Total	4	$474	10	$1,945

The loans described above increased the ALLL by $32,000 in the three month period ending June 30, 2012 and decreased the ALLL by $29,000 in the six month period ending June 30, 2012.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the period ending June 30, 2013 and June 30, 2012:

	Three Months Ended June 30, 2013 ($ in thousands)		Six Months Ended June 30, 2013 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Residential Owner Occupied	4	$303	4	$303
Residential Non Owner Occupied	1	77	1	77
CRE Owner Occupied	1	169	2	837
CRE Non Owner Occupied	1	212	1	212
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial / Industrial	0	-	0	-
Home Equity / Improvement	4	52	4	52
Consumer	0	-	0	-
Total	11	$813	12	$1,481

The TDRs that subsequently defaulted described above decreased the allowance for loan losses by $10,000 for the three month period ended June 30, 2013, and by $12,000 for the six month period ended June 30, 2013.

	Three Months Ended June 30, 2012 ($ in thousands)		Six Months Ended June 30, 2012 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Residential Owner Occupied	0	$-	0	$-
Residential Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial / Industrial	1	580	1	580
Home Equity / Improvement	0	-	0	-
Consumer	0	-	0	-
Total	1	$580	1	$580

The TDRs that subsequently defaulted described above did not decrease the allowance for loan losses for the three month period ended June 30, 2012 or the six month period ended June 30, 2012.

The terms of certain other loans were modified during the period ending June 30, 2013 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 33 loans were modified under this definition during the three month period ended June 30, 2013 and a total of 75 loans were modified under this definition during the six month period ended June 30, 2013.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$4,126	$39	$3,491	$88	$118,638	$126,382
Residential Non Owner Occupied	54,823	3,444	6,051	-	6,586	70,904
Total residential real estate	58,949	3,483	9,542	88	125,224	197,286
Construction	18,217	-	263	-	8,147	26,627
Multi Family	132,511	670	2,237	-	992	136,410
CRE Owner Occupied	298,141	15,423	12,858	-	2,120	328,542
CRE Non Owner Occupied	203,780	11,597	18,642	-	59	234,078
Agriculture Land	75,041	590	1,271	-	-	76,902
Other CRE	38,950	2,289	4,655	-	803	46,697
Total Commercial Real Estate	615,912	29,899	37,426	-	2,982	686,219
Commercial Working Capital	157,463	5,891	2,063	-	-	165,417
Commercial Other	217,961	8,434	5,628	-	-	232,023
Total Commercial	375,424	14,325	7,691	-	-	397,440
Consumer	-	-	93	6	16,712	16,811
Home Equity/Improvement	-	-	844	71	106,141	107,056
Total	$1,205,468	$43,922	$58,096	$165	$260,198	$1,567,849

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$4,221	$75	$3,617	$234	$120,002	$128,149
Residential Non Owner Occupied	55,771	2,453	8,248	-	6,693	73,165
Total residential real estate	59,992	2,528	11,865	234	126,695	201,314
Construction	11,360	-	45	-	7,891	19,296
Multi Family	118,121	910	2,404	-	1,020	122,455
CRE Owner Occupied	292,765	10,440	18,740	-	2,378	324,323
CRE Non Owner Occupied	207,745	9,077	22,615	-	90	239,527
Agriculture Land	69,924	769	1,514	-	-	72,207
Other CRE	31,875	891	7,222	-	978	40,966
Total Commercial Real Estate	602,309	21,177	50,091	-	3,446	677,023
Commercial Working Capital	156,433	3,587	2,449	-	-	162,469
Commercial Other	208,783	5,204	8,413	-	-	222,400
Total Commercial	365,216	8,791	10,862	-	-	384,869
Consumer	-	-	70	-	15,869	15,939
Home Equity/Improvement	-	-	668	64	108,462	109,194
Total	$1,156,998	$33,406	$76,005	$298	$263,383	$1,530,090

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

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Gain from sale of mortgage loans	$1,890	$2,458	$4,066	$5,002
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	875	832	1,745	1,675
Amortization of mortgage servicing rights	(634)	(855)	(1,323)	(1,717)
Mortgage servicing rights valuation adjustments	312	(177)	785	(256)
	553	(200)	1,207	(298)

Net revenue from sale and servicing of mortgage loans	$2,443	$2,258	$5,273	$4,704

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.4 billion at June 30, 2013 and $1.3 billion at December 31, 2012.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,194	$10,106	$10,121	$10,219
Loans sold, servicing retained	674	808	1,436	1,558
Amortization	(634)	(855)	(1,323)	(1,718)
Carrying value before valuation allowance at end of period	10,234	10,059	10,234	10,059

Valuation allowance:
Balance at beginning of period	(1,815)	(1,608)	(2,288)	(1,529)
Impairment recovery (charges)	312	(177)	785	(256)
Balance at end of period	(1,503)	(1,785)	(1,503)	(1,785)
Net carrying value of MSRs at end of period	$8,731	$8,274	$8,731	$8,274
Fair value of MSRs at end of period	$9,080	$8,274	$9,080	$8,274

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

An accrual for estimated secondary market buy-back losses of $581,000 was established in the first quarter of 2013. These losses were accrued and expensed as of March 31, 2013 based on an estimated exposure to repurchase requests resulting from notifications received from Fannie Mae’s post-foreclosure review process during the first quarter of 2013. Secondary market buy-back losses were $61,000 in the second quarter of 2013 compared to $73,000 for the same period in 2012. Secondary market buy-back losses were $642,000 for the six months ended June 30, 2013 compared to $73,000 for the same period in 2012. The accrual for estimated buy-back losses was $567,000 at June 30, 2013.

10.	Deposits

A summary of deposit balances is as follows (in thousands):

	June 30, 2013	December 31, 2012
Non-interest-bearing checking accounts	$301,742	$315,132
Interest-bearing checking and money market accounts	659,249	664,857
Savings accounts	182,784	166,945
Retail certificates of deposit less than $100,000	321,422	342,472
Retail certificates of deposit greater than $100,000	168,573	176,029
Brokered or national certificates of deposit	1,938	2,037
Total	$1,635,708	$1,667,472

11.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
FHLB Advances:
Overnight borrowings	$50,000	$-
Putable advances	12,000	12,000
Amortizable mortgage advances	773	796
Total	$62,773	$12,796

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $12.0 million of the putable advances with a weighted average rate of 2.72% were not yet callable by the FHLB at June 30, 2013. The call dates for these advances range from July 15, 2013 to September 12, 2013 and the maturity dates range from January 14, 2015 to March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.77% as of June 30, 2013 and 1.89% as of December 31, 2012.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.65% and 1.77% on June 30, 2013 and December 31, 2012 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$53,360	$46,053	$50,205	$48,035
Unused lines of credit	21,820	246,573	21,975	228,269
Standby letters of credit	-	16,492	-	18,166
Total	$75,180	$309,118	$72,180	$294,470

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $37.8 million and $53.6 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at June 30, 2013 and December 31, 2012, respectively.

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

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $21.3 million and $34.0 million of interest rate lock commitments at June 30, 2013 and December 31, 2012, respectively. There were $37.8 million and $53.6 million of forward commitments for the future delivery of residential mortgage loans at June 30, 2013 and December 31, 2012, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	June 30, 2013			December 31, 2012
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)

Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$616	$-	$616	$950	$(94)	$856

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$(79)	$117	$(240)	$390

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.

15.	Other Comprehensive Income (Loss)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended June 30, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(5,500)	$(1,927)	$(3,573)
Reclassification adjustment for net gains included in net income	(44)	(13)	(31)
Total other comprehensive loss	$(5,544)	$(1,940)	$(3,604)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Six months ended June 30, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(6,164)	$(2,162)	$(4,002)
Reclassification adjustment for net gains included in net income	(97)	(29)	(68)
Total other comprehensive loss	$(6,261)	$(2,191)	$(4,070)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended June 30, 2012:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$1,493	$503	$990
Reclassification adjustment for net gains included in net income	(382)	(115)	(267)
Total other comprehensive loss	$1,111	$388	$723

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Six months ended June 30, 2012:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$1,444	$484	$960
Reclassification adjustment for net gains included in net income	(425)	(128)	(297)
Total other comprehensive loss	$1,019	$356	$663

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
Balance January 1, 2013	$4,851	$(577)	$4,274
Other comprehensive loss before reclassifications	(4,002)	-	(4,002)
Amounts reclassified from accumulated other comprehensive loss	(68)	-	(68)

Net other comprehensive loss during period	(4,070)	-	(4,070)

Balance June 30, 2013	$781	$(577)	$204

Balance January 1, 2012	$4,704	$(707)	$3,997
Other comprehensive loss before reclassifications	960	-	960
Amounts reclassified from accumulated other comprehensive loss	(297)	-	(297)

Net other comprehensive loss during period	(663)	-	663

Balance June 30, 2012	$5,367	$(707)	$4,660

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this quarterly report are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, or “continue” or the negative thereof or other variations thereon or comparable terminology are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors. The Company assumes no obligation to update any forward-looking statements.

General

First Defiance is a unitary thrift holding company that conducts business through its subsidiaries, First Federal, First Insurance and First Defiance Risk Management. First Federal is a federally chartered stock savings bank that provides financial services to communities through 33 full service banking centers in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products. Insurance products are sold through First Insurance’s offices in Defiance, Archbold, Bryan, Bowling Green, Maumee and Oregon, Ohio areas. First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company that insures the Company and the Subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. First Defiance Risk Management was incorporated on December 20, 2012.

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

New Capital Rules. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to First Defiance and First Federal. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to First Defiance and First Federal under the final rules bare: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes First Defiance) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including First Federal, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which First Federal will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, management believes it will be in compliance with the requirements as set forth in the final rules.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas, including FDIC-assisted transactions. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired financial institutions in the past with the most recent acquisition completed in 2008. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well and has been competing in for a long period of time. First Defiance will also continue the same approach as state above for insurance acquisitions. First Defiance completed its most recent insurance acquisition in 2011, which was merged into First Insurance.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $445,000 at June 30, 2013. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $188.1 million at June 30, 2013. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($4.9 million), certain municipal obligations ($78.1 million), CMOs ($54.9 million), corporate bonds ($9.0 million), mortgage backed securities ($39.0 million), and trust preferred and preferred stock ($2.2 million).

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

Changes in Financial Condition

At June 30, 2013, First Defiance's total assets, deposits and stockholders' equity amounted to $2.07 billion, $1.64 billion and $264.5 million, respectively, compared to $2.05 billion, $1.67 billion and $258.1 million, respectively, at December 31, 2012.

Net loans receivable (excluding loans held for sale) increased $37.9 million to $1.54 billion. The variance in loans receivable between June 30, 2013 and December 31, 2012 includes decreases in home equity and improvement loans (down $2.1 million) and one to four family residential real estate loans (down $4.0 million), while the remaining categories increased, including commercial real estate loans (up $23.0 million), commercial loans (up $12.3 million), construction loans (up $3.7 million), and consumer loans (up $881,000).

The investment securities portfolio decreased $6.1 million to $188.5 million at June 30, 2013 from $194.6 million at December 31, 2012. The decrease is the result of the change in market values in all the security categories, $14.7 million of securities maturing or being called in the period, principal pay downs of $9.5 million in CMOs and mortgage-backed securities, and $2.9 million from three securities being sold; somewhat offset by $28.6 million of securities being purchased during the first six months of 2013. There was an unrealized gain in the investment portfolio of $1.2 million at June 30, 2013 compared to an unrealized gain of $7.5 million at December 31, 2012.

Deposits decreased from $1.67 billion at December 31, 2012 to $1.64 billion as of June 30, 2013. Non-interest bearing demand deposits decreased $13.4 million to $301.7 million, retail time deposits decreased $28.5 million to $490.0 million, broker/national certificates of deposit decreased $100,000 to $1.9 million, and interest-bearing demand deposits and money market accounts decreased $5.6 million to $659.2 million. These decreases were partially offset by an increase in savings accounts of $15.8 million to $182.8 million.

Stockholders’ equity increased from $258.1 million at December 31, 2012 to $264.5 million at June 30, 2013. The increase in stockholders’ equity was the result of recording net income of $11.7 million, partially offset by $2.0 million of common stock dividends being paid in the first six months of 2013 and a $4.1 million decline in other comprehensive income.

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

	Three Months Ended June 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$1,520,708	$17,064	4.50%	$1,462,312	$18,223	5.01%
Securities	195,942	1,800	3.82	273,017	2,384	3.62
Interest bearing deposits	89,116	72	0.32	147,730	114	0.31
FHLB stock	19,964	207	4.16	20,655	214	4.17
Total interest-earning assets	1,825,730	19,143	4.22	1,903,714	20,935	4.44
Non-interest-earning assets	204,977			198,961
Total assets	$2,030,707			$2,102,675

Interest-bearing liabilities:
Deposits	$1,343,678	$1,511	0.45%	$1,368,144	$2,116	0.62%
FHLB advances	14,443	92	2.55	81,823	750	3.69
Notes payable	49,728	61	0.49	52,921	97	0.74
Subordinated debentures	36,136	150	1.66	36,198	310	3.44
Total interest-bearing liabilities	1,443,985	1,814	0.50	1,539,086	3,273	0.86
Non-interest bearing deposits	301,099	-		260,950	-
Total including non-interest bearing demand deposits	1,745,084	1,814	0.42	1,800,036	3,273	0.73
Other non-interest-bearing liabilities	21,330			21,608
Total liabilities	1,766,414			1,821,644
Stockholders' equity	264,293			281,031
Total liabilities and stock-holders' equity	$2,030,707			$2,102,675
Net interest income; interest rate spread		$17,329	3.72%		$17,662	3.58%
Net interest margin (3)			3.82%			3.75%
Average interest-earning assets to average interest-bearing liabilities			126%			124%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$1,510,465	$33,878	4.50%	$1,459,559	$36,902	5.08%
Securities	196,257	3,594	3.81	255,279	4,529	3.68
Interest bearing deposits	97,724	130	0.27	156,697	206	0.26
FHLB stock	19,659	426	4.35	20,655	443	4.31
Total interest-earning assets	1,824,105	38,028	4.18	1,892,190	42,080	4.47
Non-interest-earning assets	205,202			199,399
Total assets	$2,029,307			$2,091,589

Interest-bearing liabilities:
Deposits	$1,350,112	$3,158	0.47%	$1,366,583	$4,485	0.66%
FHLB advances	13,616	182	2.68	81,828	1,501	3.69
Notes payable	48,062	121	0.50	53,162	201	0.76
Subordinated debentures	36,136	302	1.68	36,198	641	3.56
Total interest-bearing liabilities	1,447,926	3,763	0.52	1,537,771	6,828	0.89
Non-interest bearing deposits	297,662	-		253,102	-
Total including non-interest bearing demand deposits	1,745,588	3,763	0.43	1,790,873	6,828	0.77
Other non-interest-bearing liabilities	21,760			20,276
Total liabilities	1,767,348			1,811,149
Stockholders' equity	261,959			280,440
Total liabilities and stock-holders' equity	$2,029,307			$2,091,589
Net interest income; interest rate spread		$34,265	3.66%		$35,252	3.58%
Net interest margin (3)			3.78%			3.76%
Average interest-earning assets to average interest-bearing liabilities			126%			123%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended June 30, 2013 and 2012

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2013 was $6.1 million compared to net income of $3.9 million for the comparable period in 2012. Net income applicable to common shares was $6.1 million for the second quarter of 2013 compared to $3.8 million for the comparable period in 2012. On a per share basis, basic and diluted earnings per common share for the three months ended June 30, 2013 were $0.63 and $0.60, respectively, compared to basic and diluted earnings per common share of $0.39 and $0.38, respectively, for the quarter ended June 30, 2012.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $16.9 million for the quarter ended June 30, 2013, down from $17.2 million for the same period in 2012. The tax-equivalent net interest margin was 3.82% for the quarter ended June 30, 2013, up from 3.75% for the same period in 2012. The increased margin between the 2012 and 2013 second quarters was made possible by a balance sheet restructure completed in the fourth quarter of 2012, where the Company sold securities and paid off higher rate FHLB advances. This helped to offset the decrease in interest-earning asset yields, which decreased by 22 basis points (to 4.22% in the second quarter of 2013 from 4.44% for the same period in 2012) which was partially offset by the cost of interest-bearing liabilities between the two periods decreasing 36 basis points (to 0.50% in the second quarter of 2013 from 0.86% in the same period in 2012). Also, operating at a high level of liquidity along with lower loan yields has impacted the net interest margin negatively in the second quarter of 2013. Management continues to analyze and look for additional opportunities to maintain its margin, as well as other alternatives to minimize the impact of the sustained low rate environment.

Total interest income decreased by $1.8 million or 8.7% to $18.7 million for the quarter ended June 30, 2013 from $20.5 million for the same period in 2012. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 51 basis points to 4.50% at June 30, 2013. Interest income from loans decreased to $17.0 million for the quarter ended June 30, 2013 compared to $18.2 million for the same period in 2012, which represents a decline of 6.3%.

Interest expense decreased by $1.5 million in the second quarter of 2013 compared to the same period in 2012, to $1.8 million from $3.3 million. This decrease was due to a 36 basis point decline in the average cost of interest-bearing liabilities in the second quarter of 2013 mainly due to the early payoff of FHLB advances as part of the balance sheet restructure completed in the fourth quarter of 2012 and the continued low rate environment resulting in decreases in rate on all the interest-bearing liability categories. Interest expense related to interest-bearing deposits was $1.5 million in the second quarter of 2013 compared to $2.1 million for the same period in 2012. Interest expense recognized by the Company related to subordinated debentures was $150,000 in the second quarter of 2013 compared to $310,000 for the same period in 2012. Expenses on FHLB advances and securities sold under repurchase agreements were $92,000 and $61,000 respectively in the second quarter of 2013 compared to $750,000 and $97,000 respectively for the same period in 2012.

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

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the Company sets aside reserves based on the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $1.8 million at June 30, 2013. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate.

The Company charges off any shortfall on collateral dependent loans. First Federal analyzes all loans on its classified and special mention lists at least quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantor in determining the amount of impairment of individual loans and the charge off to be taken.

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling twelve quarters ending June 30, 2013. Beginning with the first quarter of 2013 allowance analysis, management decided to return to using a twelve quarter look-back period, from using an eight quarter look-back period, for calculating the historical loss ratio. Management is not certain that the relatively low levels of charge-offs incurred in recent quarters are sustainable given the low levels of economic growth in its markets and believes the longer look-back period better captures loan portfolio risks at this time.

The stratification of the loan portfolio resulted in a quantitative general allowance of $13.4 million at June 30, 2013 compared to $14.4 million at December 31, 2012. The decrease in the quantitative allowance was due to a decrease in the historical loss factors relating to commercial, commercial real estate, residential and consumer loans.

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

The qualitative analysis at June 30, 2013 indicated a general reserve of $11.1 million compared with $10.8 million at December 31, 2012. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to increase several of these due to the continued uncertainty of the economy and the impact on GDP of the fiscal cliff decisions as well as the impacts of the debt ceiling negotiations. The fluctuation in unemployment rates in some of the counties we serve also contributed to an increase in the economic factors. Finally the risk profile was increased due to a continued focus by our regulators for stability in the allowance levels. First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.20% for construction loans to 1.90% for nonresidential real estate loans.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the second quarter of 2013 was $448,000, compared to $4.1 million for the same period in 2012. The allowance for loan losses was $26.3 million and $26.7 million and represented 1.68% and 1.75% of loans, net of undisbursed loan funds and deferred fees and costs, as of June 30, 2013 and December 31, 2012, respectively. The provision of $448,000 was offset by charge offs of $961,000 and recoveries of $324,000, resulting in a decrease to the overall allowance for loan loss of $189,000 in the second quarter. In management’s opinion, the overall allowance for loan losses of $26.3 million as of June 30, 2013 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended June 30, 2013, First Defiance had write-downs that totaled $215,000 compared to write-downs of $126,000 for the same period in 2012. Management believes that the values recorded at June 30, 2013 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $58.4 million at June 30, 2013, compared to $78.1 million at December 31, 2012. First Federal also has classified $165,000 of loans as doubtful at June 30, 2013, compared to $298,000 at December 31, 2012.

First Federal’s ratio of allowance for loan losses to non-performing loans was 91.7% at June 30, 2013 compared with 82.0% at December 31, 2012. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at June 30, 2013 were appropriate. The Company experienced a decrease in non-accrual loans in the second quarter of 2013. Of the total non-accrual loans, $17.4 million or 60.5%, are less than 90 days past due.

At June 30, 2013, First Defiance had total non-performing assets of $35.2 million, compared to $36.4 million at December 31, 2012. Non-performing assets include loans that are 90 days past due, real estate owned and other assets held for sale. Non-performing assets at June 30, 2013 and December 31, 2012 by category were as follows:

Table 1 – Non-Performing Asset

	June 30,	December 31,
	2013	2012
	(In thousands)
Non-performing loans:
Single-family residential	$3,065	$3,602
Construction	-	-
Non-residential and multi-family residential real estate	19,994	23,090
Commercial	5,390	5,661
Consumer finance	-	-
Home equity and improvement	201	217
Total non-performing loans	28,650	32,570
Real estate owned and repossessed assets	6,546	3,805
Total non-performing assets	$35,196	$36,375

Allowance for loan losses as a percentage of total loans*	1.68%	1.75%
Allowance for loan losses as a percentage of non-performing assets	74.64%	73.43%
Allowance for loan losses as a percentage of non-performing loans	91.69%	82.01%
Total non-performing assets as a percentage of total assets	1.70%	1.78%
Total non-performing loans as a percentage of total loans*	1.83%	2.14%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2012 and June 30, 2013 is primarily in commercial real estate loans. The balance of this type of non-performing loan was $4.0 million lower at June 30, 2013 compared to December 31, 2012.

Non-performing loans in the commercial real estate category represented 2.44% of the total loans in those categories at June 30, 2013 compared to 2.90% for the same category at December 31, 2012. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the second quarter of 2013 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

Non-performing assets, which include non-performing loans (non-accrual) and real estate owned, decreased to $35.2 million at June 30, 2013 from $36.4 million at December 31, 2012.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the six months ended and as of June 30, 2013, commercial real estate, which represented 51.98% of total loans, accounted for 21.38% of net charge-offs and 69.79% of nonaccrual loans, and commercial loans, which represented 25.1% of total loans, accounted for 29.53% of net charge-offs and 18.81% of nonaccrual loans. For the six months ended and as of June 30, 2012, commercial real estate, which represented 51.33% of total loans, accounted for 67.85% of net charge-offs and 69.54% of nonaccrual loans, and commercial loans, which represented 24.64% of total loans, accounted for 20.75% of net charge-offs and 16.55% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Six Months Ended June 30, 2013		As of June 30, 2013
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$258	19.63%	$3,065	10.70%
Construction	-	0.00%	-	0.00%
Commercial real estate	281	21.38%	19,994	69.79%
Commercial	388	29.53%	5,390	18.81%
Consumer	6	0.46%	-	0.00%
Home equity and improvement	381	29.00%	201	0.70%
Total	$1,314	100.00%	$28,650	100.00%

	For the Six Months Ended June 30, 2012		As of June 30, 2012
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$1,198	8.29%	$5,352	12.83%
Construction	-	0.00%	-	0.00%
Commercial real estate	9,801	67.85%	29,000	69.54%
Commercial	2,997	20.75%	6,900	16.55%
Consumer	23	0.16%	4	0.01%
Home equity and improvement	426	2.95%	446	1.07%
Total	$14,445	100.00%	$41,702	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	2nd 2013	1st 2013	4th 2012	3rd 2012	2nd 2012
	(Dollars in Thousands)

Allowance at beginning of period	$26,459	$26,711	$26,310	$26,409	$28,833
Provision for credit losses	448	425	2,619	705	4,097
Charge-offs:
Residential	184	206	976	217	584
Commercial real estate	283	266	595	780	5,448
Commercial	316	205	540	355	486
Consumer finance	8	46	59	19	14
Home equity and improvement	170	272	497	203	254
Total charge-offs	961	995	2,667	1,574	6,786
Recoveries	324	318	449	770	265
Net charge-offs	637	677	2,218	804	6,521
Ending allowance	$26,270	$26,459	$26,711	$26,310	$26,409

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
Residential	$3,197	12.47%	$3,433	13.00%	$3,506	13.00%	$2,996	13.75%	$3,104	13.94%
Construction	83	2.63%	67	2.20%	75	2.45%	63	2.06%	48	1.52%
Commercial real estate	15,565	51.98%	15,777	52.74%	14,899	51.63%	16,260	51.87%	16,562	51.33%
Commercial	5,474	25.10%	5,304	24.04%	6,325	24.85%	5,103	23.92%	5,087	24.64%
Consumer	165	1.07%	155	1.02%	147	1.03%	147	1.10%	140	1.13%
Home equity and improvement	1,786	6.75%	1,723	7.00%	1,759	7.04%	1,741	7.30%	1,468	7.44%
	$26,270	100.00%	$26,459	100.00%	$26,711	100.00%	$26,310	100.00%	$26,409	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	2nd Qtr 2013	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012
Allowance for loan losses / loans*	1.68%	1.76%	1.75%	1.74%	1.76%
Allowance for loan losses to net charge-offs	4124.02%	3908.27%	1204.83%	3272.39%	404.98%
Allowance for loan losses / non-performing assets	74.64%	66.82%	73.43%	64.73%	58.38%
Allowance for loan losses / non-performing loans	91.69%	74.99%	82.01%	69.60%	63.33%
Non-performing assets / loans plus REO*	2.24%	2.62%	2.38%	2.68%	3.01%
Non-performing assets / total assets	1.70%	1.94%	1.78%	1.98%	2.19%
Net charge-offs / average loans (annualized)	0.17%	0.18%	0.59%	0.22%	1.78%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income

Total non-interest income decreased $146,000 in the second quarter of 2013 to $7.8 million from $8.0 million for the same period in 2012.

Service Fees. Service fees and other charges decreased by $138,000 or 5.1% in the second quarter of 2013 compared to the same period in 2012.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending June 30, 2013 and 2012 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $854,000 and $1.1 million, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $5,000 at June 30, 2013, $4,000 at December 31, 2012 and $16,000 at June 30, 2012.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased $185,000 to $2.4 million for the second quarter of 2013 compared to $2.3 million for the same period of 2013. The continuing low rate environment helped contribute to a solid second quarter of 2013 mortgage originations, although mortgage originations were down slightly from the same period of 2012. Gains realized from the sale of mortgage loans decreased in the second quarter of 2013 to $1.9 million from $2.5 million in the second quarter of 2012. The amortization of mortgage servicing rights expense decreased $221,000 to $634,000 in the second quarter of 2013 compared to $855,000 in the same period in 2012. The Company recorded a positive valuation adjustment of $312,000 on mortgage servicing rights in the second quarter of 2013 compared to a negative valuation adjustment of $177,000 in the second quarter of 2012. The positive valuation adjustment in the second quarter of 2013 was driven by an increase in the fair values of certain sectors of the Company’s portfolio of mortgage servicing rights. The increase in fair values was driven by a slight increase in market rates in the second quarter of 2013 which also contributed to lower amortization of mortgage servicing rights in the second quarter of 2013.

Insurance and Investment Sales Commissions. Income from the sale of insurance and investment products increased $85,000 in the second quarter of 2013 to $2.3 million from $2.2 million in the same period of 2012.

Impairment of Securities. First Defiance did not have any other-than-temporary impairment (“OTTI”) charges in the second quarter of 2013 and 2012 reflecting a more stable environment relating to its Trust Preferred Collateralized Debt Obligation (“CDO”) investments.

Non-Interest Expense

Non-interest expense increased to $15.7 million for the second quarter of 2013 compared to $15.5 million for the same period in 2012.

Compensation and Benefits. Compensation and benefits increased to $8.5 million for the quarter ended June 30, 2013 from $8.0 million for the same period in 2012. The increase is mainly attributable to higher health insurance costs. Also, the Company granted pay increases and accrued for bonus payments based on meeting 2013 targeted performance in the second quarter of 2013.

FDIC Insurance Premiums. FDIC expense decreased to $275,000 for the quarter ended June 30, 2013 from $672,000 for the same period in 2012 due to the improvement in the Company’s risk category late in the first quarter of 2013.

Other Non-Interest Expenses. Other non-interest expenses decreased by $44,000 to $3.0 million for the quarter ended June 30, 2013 from $3.0 million for the same period in 2012. Categories within other non-interest expenses that had the most significant changes were an increase in REO related expenses up $157,000 from the comparative period in 2012, an increase in advertising up $76,000 from the comparative period in 2012, offset by a reduction in credit and collections expense down $115,000 from the comparative period in 2012.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the second quarter of 2013 was 62.36% compared to 61.45% for the same period in 2012.

Income Taxes

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 29.3% for the quarter ended June 30, 2013 compared to 30.1% for the same period in 2012. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Six Months Ended June 30, 2013 and 2012

On a consolidated basis, First Defiance’s net income for the six months ended June 30, 2013 of $11.7 million compared to income of $8.1 million for the comparable period in 2012. Net income applicable to common shares was $11.7 million for the six months ended June 30, 2013 compared to $7.5 million for the comparable period in 2012. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2013 were $1.20 and $1.15, respectively, compared to basic and diluted earnings per common share of $0.77 and $0.75, respectively, for the comparable period in 2012.

Net Interest Income

Net interest income was $33.4 million for the six months ended June 30, 2013 compared to $34.4 million for the same period in 2012. For the six month period ended June 30, 2013, total interest income was $37.2 million, a $4.1 million decrease from the same period in 2012. At the quarter ended June 30, 2013, average earning assets decreased by $68.1 million compared to June 30, 2012 with the average yield declining 29 basis points as a result of a lower rate environment.

Interest expense decreased by $3.1 million to $3.8 million for the six months ended June 30, 2013 compared to $6.8 million for the same period in 2012. The decline in the average cost of interest-bearing liabilities for the six months ending June 30, 2013, to 0.52%, a 37 basis point decrease from the 0.89% average cost in the first half of 2012 is the result of the continued low rate environment which has given management opportunities to re-price on the liability side.

Provision for Loan Losses

The provision for loan losses was $873,000 for the six months ended June 30, 2013, compared to $7.6 million during the six months ended June 30, 2012. The large decline year over year was primarily the result of an improving economy and stability in the loan portfolio. Appraisal values are starting to level off, resulting in much lower charge offs compared to the same period in 2012. Charge-offs for the first half of 2013 were $2.0 million and recoveries of previously charged off loans totaled $642,000 for net charge-offs of $1.3 million. By comparison, $14.9 million of charge-offs were recorded in the same period of 2012 and $493,000 of recoveries were realized for net charge-offs of $14.4 million.

Non-Interest Income

Total non-interest income increased to $16.8 million for the six months ended June 30, 2013 from $16.4 million recognized in the same period of 2012.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 12.1% to $5.3 million for the six months ended June 30, 2013 from $4.7 million for the same period of 2012. Gains realized from the sale of mortgage loans decreased $960,000 to $4.1 million for the first half of 2013 from $5.0 million during the same period of 2012. Mortgage loan servicing revenue remained flat at $1.7 million in the first half of 2013 compared to the same period of 2012. The gains realized from the sale of mortgage loans were partially offset by the amortization of mortgage servicing rights in the amount of $1.3 million in first half of 2013 down from $1.7 million in the same period of 2012. The Company recorded a positive valuation adjustment of $785,000 in the first half of 2013 compared to a negative adjustment of $255,000 in the first half of 2012.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $586,000 to $5.3 million for the six months ended June 30, 2013, from $4.7 million during the same period of 2012. This is the result of receiving more contingent commission income in the first half of 2013 compared to the first half of 2012. In the first six month of 2013, $944,000 was received compared to $508,000 in the same period of 2012.

Loss on Securities. First Defiance did not have any OTTI charges in the first six months of 2013 or in the first six months of 2012 reflecting a more stable environment relating to its CDO investments.

Non-Interest Expense

Non-interest expense increased to $32.9 million for the first six months of 2013 compared to $31.8 million for the same period in 2012.

Compensation and Benefits. Compensation and benefits increased to $17.3 million for the six months ended June 30, 2013 from $16.5 million for the same period in 2012. The increase is mainly attributable to higher health insurance costs. Also, the Company granted pay increases and accrued for bonus payments based on meeting 2013 targeted performance for the six months ended June 30, 2013.

FDIC Insurance Premiums. FDIC expense decreased to $931,000 in the first six months of 2013, from $1.3 million in the same period of 2012. This decrease was the result of the change in the risk category assigned by our primary bank regulator, which allowed for a rate reduction on FDIC insurance premiums.

Other Non-Interest Expenses. Other non-interest expenses (including state franchise tax, data processing, amortization of intangibles and other) increased by $932,000 to $11.3 million for the first six months of 2013 from $10.4 million for the same period in 2012. Year-over-year increases between 2013 and 2012 include an increase in secondary market buy-back losses as a result of establishing an accrual in the first quarter of 2013 for estimated secondary market buy-back losses of $581,000. These losses were accrued and expensed as of March 31, 2013 based on an estimated exposure to repurchase requests resulting from notifications received from Fannie Mae’s post-foreclosure review process during the first quarter of 2013. Secondary market buy-back losses were $642,000 for the six months ended June 30, 2013 compared to $73,000 for the same period in 2012. The accrual for estimated buy-back losses was $567,000 at June 30, 2013.

The efficiency ratio for the first half of 2013 was 64.48% compared to 62.04% for the same period of 2012.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $20.1 million of cash provided by operating activities during the first six months of 2013. The Company's cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At June 30, 2013, First Federal had $127.4 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $282.2 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $37.8 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of the Comptroller of the Currency. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2013 (in thousands).

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$238,187	11.89%	$80,126	4.0%	N/A	N/A
First Federal Bank	$227,451	11.37%	$80,006	4.0%	$100,007	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$238,187	13.79%	$69,083	4.0%	N/A	N/A
First Federal Bank	$227,451	13.19%	$69,000	4.0%	$103,499	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$259,834	15.04%	$138,166	8.0%	N/A	N/A
First Federal Bank	$249,071	14.44%	$137,999	8.0%	$172,499	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.00 billion and $2.00 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.73 billion and $1.72 billion for consolidated and the bank, respectively.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2013.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, using June 30, 2013 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. The likelihood of a decrease in rates as of June 30, 2013 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis but management believed it to be prudent to include a down 100 basis point environment. The results of this analysis are reflected in the following tables for the six months ended June 30, 2013 and the year-ended December 31, 2012.

June 30, 2013
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	431,900	29,215	7.26%
+ 300 bp	427,037	24,352	6.05%
+ 200 bp	420,195	17,510	4.35%
+ 100 bp	412,423	9,738	2.42%
0 bp	402,685	–	–
- 100 bp	389,230	(13,454)	(3.43)%

December 31, 2012
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	415,094	46,835	12.72%
+ 300 bp	407,337	39,078	10.61%
+ 200 bp	398,150	29,891	8.12%
+ 100 bp	387,482	19,223	5.22%
0 bp	368,259	–	–
- 100 bp	343,745	(24,514)	(6.66)%

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

First Defiance did not have any common stock repurchases during the second quarter of 2013, but has 93,124 shares that may be purchased under a plan announced by the Board of Directors on July 18, 2003.

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

First Defiance Financial Corp.
(Registrant)

Date: August 5, 2013	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: August 5, 2013	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

