Form 10-Q
period 2013-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2013-11-08
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 2013

OR

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Transition Period from ___________to__________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,784,737 shares outstanding at November 1, 2013.

FIRST DEFIANCE FINANCIAL CORP.

INDEX
		Page Number
PART I-FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited): Consolidated Condensed Statements of Financial Condition – September 30, 2013 and December 31, 2012	2

	Consolidated Condensed Statements of Income - Three and nine months ended September 30, 2013 and 2012	4

	Consolidated Condensed Statements of Comprehensive Income – Three and nine months ended September 30, 2013 and 2012	5

	Consolidated Condensed Statements of Changes in Stockholders’ Equity – Nine months ended September 30, 2013 and 2012	6

	Consolidated Condensed Statements of Cash Flows - Nine months ended September 30, 2013 and 2012	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72

Item 4.	Controls and Procedures	73

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	74

Item 1A.	Risk Factors	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3.	Defaults Upon Senior Securities	74

Item 4.	Mine Safety Disclosures	74

Item 5.	Other Information	74

Item 6.	Exhibits	74

	Signatures	75

PART I-FINANCIAL INFORMATION

Item 1. Financial Statement

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands, except per share data)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$42,629	$45,832
Federal funds sold	85,000	91,000
	127,629	136,832
Securities:
Available-for-sale, carried at fair value	184,119	194,101
Held-to-maturity, carried at amortized cost (fair value $413 and $516 at September 30, 2013 and December 31, 2012, respectively)	407	508
	184,526	194,609
Loans held for sale	13,391	22,064
Loans receivable, net of allowance of $25,964 at September 30, 2013 and $26,711 at December 31, 2012, respectively	1,535,315	1,498,546
Accrued interest receivable	6,425	5,594
Federal Home Loan Bank stock	19,350	20,655
Bank owned life insurance	42,504	41,832
Premises and equipment	39,066	39,663
Real estate and other assets held for sale	5,518	3,805
Goodwill	61,525	61,525
Core deposit and other intangibles	3,793	4,738
Mortgage servicing rights	9,182	7,833
Deferred taxes	2,253	78
Other assets	7,953	9,174
Total assets	$2,058,430	$2,046,948

(continued)

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands, except per share data)

	September 30, 2013	December 31, 2012
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,658,492	$1,667,472
Advances from the Federal Home Loan Bank	22,761	12,796
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	50,822	51,702
Advance payments by borrowers	1,752	1,473
Other liabilities	19,161	19,294
Total liabilities	1,789,071	1,788,820

Stockholders’ equity:

Preferred stock, $.01 par value per share:
5,000,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share:
25,000,000 shares authorized; 12,735,313 and 12,739,496 shares issued and 9,784,737 and 9,729,466 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	136,257	136,046
Accumulated other comprehensive income, net of tax of $152 and $2,301, respectively	282	4,274
Retained earnings	178,181	164,103
Treasury stock, at cost, 2,950,576 and 3,010,030 shares respectively	(46,366)	(47,300)
Total stockholders’ equity	269,359	258,128

Total liabilities and stockholders’ equity	$2,058,430	$2,046,948

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Income
(UNAUDITED)
(Amounts in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest Income
Loans	$17,197	$18,000	$51,040	$54,847
Investment securities:
Taxable	667	1,093	2,019	3,473
Non-taxable	723	749	2,180	2,146
Interest-bearing deposits	44	43	174	249
FHLB stock dividends	205	213	631	656
Total interest income	18,836	20,098	56,044	61,371
Interest Expense
Deposits	1,356	1,909	4,514	6,394
FHLB advances and other	116	759	298	2,260
Subordinated debentures	150	172	452	813
Notes payable	58	83	178	284
Total interest expense	1,680	2,923	5,442	9,751
Net interest income	17,156	17,175	50,602	51,620
Provision for loan losses	476	705	1,349	8,306
Net interest income after provision for loan losses	16,680	16,470	49,253	43,314
Non-interest Income
Service fees and other charges	2,605	2,790	7,539	8,148
Insurance and investment commission income	2,225	1,952	7,538	6,679
Mortgage banking income	1,846	2,220	7,119	6,924
Gain on sale of non-mortgage loans	35	8	52	50
Gain on sale or call of securities	-	103	97	528
Trust income	196	147	545	470
Income from bank owned life insurance	212	244	672	683
Other non-interest income	170	316	535	712
Total non-interest income	7,289	7,780	24,097	24,194
Non-interest Expense
Compensation and benefits	8,718	8,245	25,991	24,760
Occupancy	1,739	2,170	5,087	5,718
FDIC insurance premium	326	691	1,257	2,031
State franchise tax	580	623	1,837	1,649
Data processing	1,318	1,140	3,812	3,477
Amortization of intangibles	296	344	945	1,068
Other non-interest expense	3,068	3,237	9,987	9,538
Total non-interest expense	16,045	16,450	48,916	48,241
Income before income taxes	7,924	7,800	24,434	19,267
Federal income taxes	2,445	2,366	7,286	5,759
Net Income	$5,479	$5,434	$17,148	$13,508

Dividends accrued on preferred shares	$-	$(3)	$-	$(900)
Accretion on preferred shares	$-	$(8)	$-	$(359)
Redemption of preferred shares	$-	$-	$-	$642
Net income applicable to common shares	$5,479	$5,423	$17,148	$12,891

Earnings per common share (Note 6)
Basic	$0.56	$0.56	$1.76	$1.33
Diluted	$0.54	$0.54	$1.69	$1.29
Dividends declared per share (Note 5)	$0.10	$0.05	$0.30	$0.15
Average common shares outstanding (Note 6)
Basic	9,780	9,729	9,763	9,728
Diluted	10,212	10,000	10,160	9,993

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Comprehensive Income
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$5,479	$5,434	$17,148	$13,508

Other comprehensive income:
Unrealized gains (losses) on securities available for sale	120	1,953	(6,044)	3,397
Reclassification adjustment for security (gains) losses
included in net income(1)	-	(103)	(97)	(528)
Income tax	(42)	(647)	2,149	(1,003)
Other comprehensive income (loss)	78	1,203	(3,992)	1,866

Comprehensive income	$5,557	$6,637	$13,156	$15,374

(1) Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended September 30, 2013 and 2012 was $0 and $31, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the nine months ended September 30, 2013 and 2012 was $29 and $158, respectively.

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
(UNAUDITED)
(Amounts in Thousands)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at January 1, 2013	$-	$127	$878	$136,046	$4,274	$164,103	$(47,300)	$258,128
Net income	-	-	-	-	-	17,148	-	17,148
Other comprehensive loss	-	-	-	-	(3,992)	-	-	(3,992)
Stock option expense	-	-	-	35	-	-	-	35
20,707 shares issued under stock option plan with no income tax benefit, net of repurchases	-	-	-	(21)	-	(97)	390	272
Restricted share activity under Stock Incentive Plans including 31,796 shares issued	-	-	-	177	-	(45)	500	632
2,768 shares issued direct purchases	-	-	-	20	-	-	44	64
Common stock dividends declared	-	-	-	-	-	(2,928)	-	(2,928)
Balance at September 30, 2013	$-	$127	$878	$136,257	$282	$178,181	$(46,366)	$269,359

Balance at January 1, 2012	$36,641	$127	$878	$135,825	$3,997	$148,010	$(47,351)	$278,127
Net income	-	-	-	-	-	13,508	-	13,508
Change in net unrealized gains and losses on available-for-sale securities					1,866			1,866
Stock option expense	-	-	-	82	-	-	-	82
500 shares issued under stock option plan, with no income tax benefit	-	-	-	-	-	(4)	8	4
Restricted share activity under Stock Incentive Plans	-	-	-	230	-	-	30	260
637 shares issued direct purchases	-	-	-	1	-	-	10	11
Preferred Stock Dividends accrued	-	-	-	-	-	(900)	-	(900)
Accretion on preferred shares	359	-	-	-	-	(359)	-	-
16,560 shares purchased in U.S. Treasury auction	(16,560)	-	-	-	-	618	-	(15,942)
20,440 shares purchased in open market	(20,440)	-	-	-	-	24	-	(20,416)
Common stock dividends declared	-	-	-	-	-	(1,464)	-	(1,464)
Balance at September 30, 2012	$-	$127	$878	$136,138	$5,863	$159,433	$(47,303)	$255,136

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net income	$17,148	$13,508
Items not requiring (providing) cash
Provision for loan losses	1,349	8,306
Depreciation	2,356	2,552
Amortization of mortgage servicing rights, net of valuation adjustments	487	3,465
Amortization of core deposit and other intangible assets	945	1,068
Net amortization of premiums and discounts on loans and deposits	570	516
Amortization of premiums and discounts on securities	401	621
Loss on sale or disposals of property, plant and equipment	1	43
Change in deferred taxes	(27)	1,104
Proceeds from the sale of loans held for sale	271,413	381,875
Originations of loans held for sale	(259,616)	(374,872)
Gain from sale of loans	(5,012)	(7,940)
Gain from sale or call of securities	(97)	(528)
Loss on sale or write-down of real estate and other assets held for sale	418	302
Stock option expense	35	82
Restricted stock expense	632	260
Income from bank-owned life insurance	(672)	(683)
Changes in:
Accrued interest receivable	(831)	(677)
Other assets	1,221	(325)
Other liabilities	(133)	4,873
Net cash provided by operating activities	30,588	33,550

Investing Activities
Proceeds from maturities of held-to-maturity securities	100	76
Proceeds from maturities, calls and pay-downs of available-for-sale securities	30,258	49,571
Proceeds from sale of real estate and other assets held for sale	2,696	2,901
Proceeds from the sale of available-for-sale securities	4,027	8,538
Proceeds from sale of non-mortgage loans	11,648	371
Purchases of available-for-sale securities	(30,746)	(91,513)
Proceeds from Federal Home Loan Bank stock redemption	1,305	-
Purchase of bank-owned life insurance	-	(5,000)
Purchases of portfolio mortgage loans	(4,545)	-
Purchases of premises and equipment, net	(1,760)	(2,874)
Net increase in loans receivable	(50,568)	(43,572)
Net cash used in by investing activities	(37,585)	(81,502)

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	(8,699)	12,689
Repayment of Federal Home Loan Bank advances	(35)	(34)
Increase in Federal Home Loan Bank short-term advances	10,000	-
Decrease in securities sold under repurchase agreements	(880)	(8,395)
Cash paid for redemption of preferred stock	-	(36,358)
Proceeds from exercise of stock options	272	4
Proceeds from treasury stock sales	64	11
Cash dividends paid on common stock	(2,928)	(1,464)
Cash dividends paid on preferred stock	-	(1,026)
Net cash used in financing activities	(2,206)	(34,573)
Decrease in cash and cash equivalents	(9,203)	(82,525)
Cash and cash equivalents at beginning of period	136,832	174,931
Cash and cash equivalents at end of period	$127,629	$92,406

Supplemental cash flow information:
Interest paid	$5,427	$9,814
Income taxes paid	$8,300	$800
Transfers from loans to real estate and other assets held for sale	$4,827	$2,418

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2013 and 2012)

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

The accompanying consolidated condensed financial statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2012 Annual Report on Form 10-K for the year ended December 31, 2012. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income applicable to common shares (net income less dividend requirements for preferred stock and accretion of preferred stock discount) by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, warrants, restricted stock awards or units and stock grants.

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate bonds and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 3. The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. Based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model, which used appropriately adjusted discount rates reflecting credit and liquidity risks. The Company used an independent third party, which is described further in Note 7.

Impaired loans - Fair values for impaired collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace the current property. Value of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell. Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company’s asset quality or collections department reviews the assumptions and approaches utilized in the appraisal. Appraisal values are discounted from 0% to 20% to account for other factors that may impact the value of collateral. In determining the value of impaired collateral dependent loans and other real estate owned, significant unobservable inputs may be used, which include: physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$4,931	$-	$4,931
Mortgage-backed - residential	-	36,939	-	36,939
Collateralized mortgage obligations	-	52,544	-	52,544
Trust preferred stock	-	-	1,890	1,890
Preferred stock	476	-	-	476
Corporate bonds	-	8,968	-	8,968
Obligations of state and political subdivisions	-	78,371		78,371
Mortgage banking derivative - asset	-	548	-	548
Mortgage banking derivative - liability	-	(247)	-	(247)

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$11,069	$-	$11,069
U.S. treasury bonds	-	1,002	-	1,002
Mortgage-backed - residential	-	31,461	-	31,461
Collateralized mortgage obligations	-	57,466	-	57,466
Trust preferred stock	-	-	1,474	1,474
Preferred stock	134	-	-	134
Corporate bonds	-	8,884	-	8,884
Obligations of state and political subdivisions	-	82,611	-	82,611
Mortgage banking derivative - asset	-	950	-	950
Mortgage banking derivative - liability	-	(94)	-	(94)

There were no transfers between Level 1 and Level 2 during the periods ended September 30, 2013 or December 31, 2012.

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2013	$1,474
Total gains or losses (realized/unrealized)
Included in earnings (realized)	-
Included in other comprehensive income (presented gross of taxes)	416
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2013	$1,890

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, July 1, 2013	$1,736
Total gains or losses (realized/unrealized)
Included in earnings (realized)	-
Included in other comprehensive income (presented gross of taxes)	154
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2013	$1,890

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2012	$1,342
Total gains or losses (realized/unrealized)
Included in earnings (realized)	81
Included in other comprehensive income (presented gross of taxes)	151
Amortization	-
Redemption	(266)
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2012	$1,308

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, July 1, 2012	$1,227
Total gains or losses (realized/unrealized)
Included in earnings (realized)	-
Included in other comprehensive income (presented gross of taxes)	81
Amortization	-
Redemption	-
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2012	$1,308

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$353	$353
Commercial Loans	-	-	1,159	1,159
Home Equity Loans	-	-	141	141
Multi Family Loans	-	-	355	355
CRE loans	-	-	6,435	6,435
Total impaired loans	-	-	8,443	8,443
Mortgage servicing rights	-	1,495	-	1,495
Real estate held for sale
Residential Loans	-	-	65	65
CRE loans	-	-	562	562
Total Real Estate held for sale	-	-	627	627

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$599	$599
Commercial Loans	-	-	771	771
Home Equity Loans	-	-	168	168
Multi Family Loans	-	-	407	407
CRE loans	-	-	12,126	12,126
Total Impaired loans	-	-	14,071	14,071
Mortgage servicing rights	-	7,833	-	7,833
Real estate held for sale
Residential Loans	-	-	61	61
CRE loans	-	-	385	385
Total Real Estate held for sale	-	-	446	446

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in Thousands)

Trust preferred stock	$1,890	Discounted cash flow	Constant prepayment rate	2-40%	40%
			Expected asset default	0-30%	15%
			Expected recoveries	10-15%	10%
Impaired Loans- Applies to all loan classes	$8,443	Appraisals	Discounts for collection issues and changes in market conditions	0-10%	10%
Real estate held for sale – Applies to all classes	$627	Appraisals	Discounts for changes in market conditions	0-20%	20%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $8.4 million, with a valuation allowance of $300,000 at September 30, 2013. A provision expense of $1.3 million for the three months ended September 30, 2013 was included in earnings. Provision expense of $2.5 million for the nine months ended September 30, 2013 was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $1.5 million at September 30, 2013 with a valuation allowance of $1.0 million. A recovery of $480,000 for the three months and $1.3 million for the nine months ended September 30, 2013 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. The change in fair value of real estate held for sale was $73,000 for the three months and $287,000 for the nine months ended September 30, 2013 which was recorded directly as an adjustment to current earnings through non-interest expense.

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

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $7.8 million at December 31, 2012 resulting in a valuation allowance of $2.4 million. A charge of $600,000 for the three months and $855,000 for the nine months ended September 30, 2012 was included in earnings.

Real estate held for sale is determined using Level 3 inputs, which include appraisals and are adjusted for changes in market conditions. The change in fair value of real estate held for sale was $36,000 for the three months and $299,000 for the nine months ended September 30, 2012, which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2013 and December 31, 2012. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

Much of the information used to arrive at “fair value” is highly subjective and judgmental in nature and therefore the results may not be precise. Subjective factors include, among other things, estimated cash flows, risk characteristics and interest rates, all of which are subject to change. With the exception of investment securities, the Company’s financial instruments are not readily marketable and market prices do not exist. Since negotiated prices for the instruments, which are not readily marketable, depend greatly on the motivation of the buyer and seller, the amounts that will actually be realized or paid per settlement or maturity of these instruments could be significantly different.

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

The fair value of accrued interest receivable is equal to the carrying amounts resulting in a Level 2 or Level 3 classification, which is consistent with its underlying value.

The fair value of non-interest bearing deposits are considered equal to the amount payable on demand at the reporting date (i.e., carrying value) and are classified as Level 1. The fair value of savings, NOW and certain money market accounts are equal to their carrying amounts and are a Level 2 classification. Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2013.

	Carrying	Fair Value Measurements at September 30, 2013 (In Thousands)
	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$127,629	$127,629	$127,629	$-	$-
Investment securities	184,526	184,532	476	182,166	1,890
Federal Home Loan Bank Stock	19,350	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,548,706	1,559,497	-	13,501	1,545,996
Accrued interest receivable	6,425	6,425	-	1,163	5,262

Financial Liabilities:
Deposits	$1,658,492	$1,661,109	$300,891	$1,360,218	$-
Advances from Federal Home Loan Bank	22,761	23,022	-	23,022	-
Securities sold under repurchase agreements	50,822	50,822	-	50,822	-
Subordinated debentures	36,083	35,333	-	-	35,333

	Carrying	Fair Value Measurements at December 31, 2012 (In Thousands)
	Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$136,832	$136,832	$136,832	$-	$-
Investment securities	194,609	194,617	134	193,009	1,474
Federal Home Loan Bank Stock	20,655	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,520,610	1,543,438	-	22,577	1,520,861
Accrued interest receivable	5,594	5,594	-	757	4,837

Financial Liabilities:
Deposits	$1,667,472	$1,671,713	$315,132	$1,356,581	$-
Advances from Federal Home Loan Bank	12,796	13,466	-	13,466	-
Securities sold under repurchase agreements	51,702	51,702	-	51,702	-
Subordinated debentures	36,083	35,766	-	-	35,766

4.	Stock Compensation Plans

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

As of September 30, 2013, 264,770 options had been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In August 2011, the Company approved a 2011 Short-Term (“STIP”) and a 2011 Long-Term (“LTIP”) Equity Incentive Plan for selected members of management. The plans became effective January 1, 2011 and provide for cash and/or equity benefits if certain performance targets are achieved. Awards issued under these plans reduced the amount of awards available to be issued under the 2010 Equity Plan.

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

Under the 2013 LTIP the participants may earn up to 25% to 45% of their salary, depending upon their position, for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three year period. The Company granted 86,065 RSUs to the participants in this plan effective January 1, 2013, which represents the maximum target award. The amount of benefit under the 2013 LTIP will be determined individually at the 12 month period ending December 31, 2013, the 24 month period ending December 31, 2014 and the 36 month period ending December 31, 2015. The awards’ vesting will be as follows: 16.7% of the target award after the end of the performance period ending December 31, 2013, 27.8% of the target award at the end of the performance period ending December 31, 2014 and 55.5% of the target award at the end of the performance period ending December 31, 2015. The RSUs shall vest between 0% and 100% of the applicable portion of the target award based on the portion of the performance targets that are achieved. RSUs settle in common shares in the first quarter following the close of the applicable performance period. The participants are required to be employed on the day of payout in order to receive the payment.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on historical volatilities of the Company’s common shares. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during the nine months ended September 30, 2013 or 2012.

Following is activity under the plans during the nine months ended September 30, 2013:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2013	312,350	$20.33
Forfeited or cancelled	14,000	20.66
Exercised	33,580	17.09
Granted	-	-
Options outstanding, September 30, 2013	264,770	$20.73	3.47	$1,177
Vested or expected to vest at September 30, 2013	264,770	$20.73	3.47	$1,177
Exercisable at September 30, 2013	251,900	$21.30	3.36	$999

As of September 30, 2013, there was $19,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 1.1 years.

At September 30, 2013, 106,061 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. Total accrued expense of $711,000 was recorded during the nine months ended September 30, 2013 and approximately $373,000 is included within other liabilities at September 30, 2013 related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2013	38,871	$14.74	11,260	$13.28
Granted	91,187	19.42	20,639	15.77
Vested	(20,639)	15.77	(31,899)	14.89
Forfeited	(3,358)	11.97	-	-
Unvested at September 30, 2013	106,061	$18.66	-	$-

The maximum amount of compensation expense that may be recorded for the 2013 STIP and the 2012 and 2013 LTIPs at September 30, 2013 is approximately $2.9 million. However, the estimated expense expected to be recorded as of September 30, 2013 based on the performance measures in the plans, is $1.9 million of which $1.0 million is unrecognized at September 30, 2013 and will be recognized over the remaining performance periods.
5.	Dividends on Common Stock

First Defiance declared and paid a $0.10 per share common stock dividend in the first, second and third quarter of 2013 and declared and paid a $0.05 per share common stock dividend in the first, second and third quarter of 2012.

6.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per common share – Net income applicable to common shares	$5,479	$5,423	$17,148	$12,891
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	9,780	9,729	9,763	9,728
Effect of warrants	337	223	315	215
Effect of restricted stock units	38	20	29	25
Effect of employee stock options	57	28	53	25

Denominator for diluted earnings per common share	10,212	10,000	10,160	9,993
Basic earnings per common share	$0.56	$0.56	$1.76	$1.33

Diluted earnings per common share	$0.54	$0.54	$1.69	$1.29

There were 98,850 and 139,350 shares under options granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2013, respectively. There were 233,700 and 234,643 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three months and nine months ended September 30, 2012, respectively.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2013
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$5,000	$-	$(69)	$4,931
Mortgage-backed securities – residential	36,800	877	(738)	36,939
Collateralized mortgage obligations	52,306	848	(610)	52,544
Trust preferred securities and preferred stock	3,601	441	(1,676)	2,366
Corporate bonds	8,839	138	(9)	8,968
Obligations of state and political subdivisions	76,251	2,956	(836)	78,371
Totals	$182,797	$5,260	$(3,938)	$184,119

Held-to-Maturity Securities*:
FHLMC certificates	$33	$-	$-	$33
FNMA certificates	136	4	-	140
GNMA certificates	52	2	-	54
Obligations of state and political subdivisions	186	-	-	186
Totals	$407	$6	$-	$413

At December 31, 2012
Available-for-Sale Securities:

Obligations of U.S. government corporations and agencies	$11,000	$69	$-	$11,069
U.S. treasury bonds	1,000	2	-	1,002
Mortgage-backed securities – residential	30,020	1,441	-	31,461
Collateralized mortgage obligations	55,962	1,504	-	57,466
Trust preferred securities and preferred stock	3,600	99	(2,091)	1,608
Corporate bonds	8,717	167	-	8,884
Obligations of state and political subdivisions	76,339	6,277	(5)	82,611
Totals	$186,638	$9,559	$(2,096)	$194,101

Held-to-Maturity Securities*:
FHLMC certificates	$69	$-	$(1)	$68
FNMA certificates	162	6	-	168
GNMA certificates	60	3	-	63
Obligations of state and political subdivisions	217	-	-	217
Totals	$508	$9	$(1)	$516

*      FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at September 30, 2013 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$2,255	$2,262	$-	$-
Due after one year through five years	6,126	6,315	186	186
Due after five years through ten years	37,483	38,818	-	-
Due after ten years	47,827	47,241	-	-
MBS/CMO	89,106	89,483	221	227
	$182,797	$184,119	$407	$413

Investment securities with a carrying amount of $132.4 million at September 30, 2013 were pledged as collateral on public deposits, securities sold under repurchase agreements, Federal Reserve discount window and FHLB advances.

As of September 30, 2013, the Company’s investment portfolio consisted of 328 securities, 77 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at September 30, 2013 and December 31, 2012:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Month or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Losses
	(In Thousands)
At September 30, 2013
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$2,931	$(69)	$-	$-	$2,931	$(69)
Mortgage-backed - residential	19,456	(738)	-	-	19,456	(738)
Collateralized mortgage obligations	19,948	(610)	-	-	19,948	(610)
Trust preferred stock and preferred stock	-	-	1,890	(1,676)	1,890	(1,676)
Corporate bonds	2,991	(9)	-	-	2,991	(9)
Obligations of state and political subdivisions	16,682	(836)	-	-	16,682	(836)
Total temporarily impaired securities	$62,008	$(2,262)	$1,890	$(1,676)	$63,898	$(3,938)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2012
Available-for-sale securities:
Mortgage-backed securities - residential	$1	$-	$-	$-	$1	$-
Obligations of state and political subdivisions	949	(5)	-	-	949	(5)
Trust preferred stock and preferred stock	-	-	1,474	(2,091)	1,474	(2,091)
Total temporarily impaired securities	$950	$(5)	$1,474	$(2,091)	$2,424	$(2,096)

With the exception of trust preferred securities, the above securities all have fixed interest rates, and all securities have defined maturities. Their fair value is sensitive to movements in market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position, and it is not more than likely that the Company will be required to sell the investments before anticipated recovery.

There were no realized gains from the sales of investment securities in the third quarter of 2013 while there were realized gains of $103,000 ($72,000 after tax) in the third quarter of 2012. Realized gains from the sales of investment securities totaled $97,000 ($68,000 after tax) for the first nine months of 2013 compared to realized gains of $528,000 ($370,000 after tax) for the first nine months of 2012.

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

For the first nine months of 2013 and 2012, management determined there was no OTTI.

The Company held eight CDOs at September 30, 2013. Four of those CDOs were written down in full prior to January 1, 2010. The remaining four CDOs have a total amortized cost of $3.6 million at September 30, 2013. Of these, two, with a total amortized cost of $1.6 million, were identified as OTTI in prior periods. The final two CDOs, with a total amortized cost of $2.0 million, continue to pay principal and interest payments in accordance with the contractual terms of the securities and no credit loss impairment has been identified in management’s analysis. Therefore, these two CDO investments have not been deemed by management to be OTTI.

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

Fundamental to this evaluation is an assessment of the likelihood of CDO coverage test failures that would have the effect of diverting cash flow away from the relevant CDO bond for some period of time. Generally speaking, the Company adjusts indicative credit spreads upwards in the case of CDOs that have relatively weaker collateral and/or less cushion with respect to overcollateralization and interest coverage test ratios and downwards if the reverse is true. This aspect of the Company’s discount rate methodology is important because there is frequently a great difference in the risks present in CDO instruments that are otherwise very similar (i.e., CDOs with the same basic type of collateral, the same manager, the same vintage, etc., may exhibit vastly different performance characteristics). With respect to this last point, First Defiance notes that given today’s credit environment, characterized by high default and deferral rates, it is typically the case that deal-specific credit performance (determined on the basis of the credit characteristics of remaining collateral) is the best indicator of what a willing market participant would pay for an instrument.

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

The following table details the six securities with other-than-temporary impairment, their lowest credit rating at September 30, 2013 and the related credit losses recognized in earnings for the three month period ending March 31, 2013, June 30, 2013 and September 30, 2013 (In Thousands):

	TPREF Funding II	Alesco VIII	Preferred Term Security XXVII	Trapeza CDO I	Alesco Preferred Funding VIII	Alesco Preferred Funding IX
	Rated Caa3	Rated Ca	Rated C	Rated Ca	Not Rated	Not Rated	Total
Cumulative OTTI related to credit loss at January 1, 2013	$323	$1,000	$78	$857	$453	$465	$3,176
Addition – Qtr 1	-	-	-	-	-	-	-
Cumulative OTTI related to credit loss at March 31, 2013	$323	$1,000	$78	$857	$453	$465	$3,176
Addition – Qtr 2	-	-	-	-	-	-	-
Cumulative OTTI related to credit loss at June 30, 2013	$323	$1,000	$78	$857	$453	$465	$3,176
Addition – Qtr 3	-	-	-	-	-	-	-
Cumulative OTTI related to credit loss at September 30, 2013	$323	$1,000	$78	$857	$453	$465	$3,176

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $639,000 for the above securities at September 30, 2013.  There was $749,000 recognized in AOCI at December 31, 2012.

The following table provides additional information related to the four CDO investments for which a balance remains as of September 30, 2013 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2013	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub- ordination as a % of Current Performing Collateral

TPREF Funding II	B	673	271	(402)	-	Caa3	15	43.47%	15.90%	-%

I-Preferred Term Sec I	B-1	1,000	686	(314)	-	CCC-	14	17.24%	12.04%	23.78%

Dekania II CDO	C-1	990	612	(378)	-	CCC	31	-%	13.29%	26.51%

Preferred Term Sec XXVII	C-1	903	321	(582)	-	C	32	26.15%	18.83%	5.99%
Total		$3,566	$1,890	$(1,676)	$-

The Company’s assumed average lifetime default rate was 26.2% at the end of the third quarter 2013, down slightly with the second quarter 2013 of 26.7%.

There were no changes in the accumulated credit losses recognized in earnings for debt securities during the periods ended September 30, 2013 and 2012.

The proceeds from the sales and calls of securities and the associated gains are listed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Proceeds	$-	$2,122	$4,027	$8,538
Gross realized gains	-	103	97	528
Gross realized losses	-	-	-	-

8.     Loans

Loans receivable consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Real Estate:
Secured by 1-4 family residential	$191,984	$200,826
Secured by multi-family residential	145,704	122,275
Secured by commercial real estate	675,411	675,110
Construction	59,567	37,788
	1,072,666	1,035,999
Other Loans:
Commercial	386,160	383,817
Home equity and improvement	105,727	108,718
Consumer Finance	16,659	15,936
	508,546	508,471
Total loans	1,581,212	1,544,470
Deduct:
Undisbursed loan funds	(19,189)	(18,478)
Net deferred loan origination fees and costs	(744)	(735)
Allowance for loan loss	(25,964)	(26,711)
Totals	$1,535,315	$1,498,546

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended  September 30, 2013 and September 30, 2012 by portfolio segment and impairment method ($ in thousands):

Quarter Ended September 30, 2013	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$3,197	$83	$2,425	$13,140	$5,474	$1,786	$165	$26,270

Charge-Offs	(78)	-	-	(829)	(39)	(170)	(33)	(1,149)

Recoveries	23	-	-	248	68	9	19	367

Provisions	(344)	36	107	525	43	98	11	476

Ending Allowance	$2,798	$119	$2,532	$13,084	$5,546	$1,723	$162	$25,964

Quarter Ended September 30, 2012	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$3,104	$46	$2,610	$13,914	$5,156	$1,435	$144	$26,409

Charge-Offs	(217)	-	-	(780)	(355)	(203)	(19)	(1,574)

Recoveries	26	-	122	430	140	38	14	770

Provisions	83	17	(261)	225	162	471	8	705

Ending Allowance	$2,996	$63	$2,471	$13,789	$5,103	$1,741	$147	$26,310

The following table discloses allowance for loan loss activity for the year-to-date ended September 30, 2013 and September 30, 2012 by portfolio segment and impairment method ($ in thousands):

Year-to-date Ended September 30, 2013	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$3,506	$75	$2,197	$12,702	$6,325	$1,759	$147	$26,711

Charge-Offs	(468)	-	(6)	(1,372)	(560)	(612)	(87)	(3,105)

Recoveries	155	-	-	516	201	70	67	1,009

Provisions	(395)	44	341	1,238	(420)	506	35	1,349

Ending Allowance	$2,798	$119	$2,532	$13,084	$5,546	$1,723	$162	$25,964

Year-to-date Ended September 30, 2012	1-4 Family Residential Real Estate	Construction	Multi- Family Residential Real Estate	Commercial Real Estate	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$4,095	$63	$2,850	$17,640	$6,576	$1,856	$174	$33,254

Charge-Offs	(1,539)	-	(555)	(10,170)	(3,507)	(668)	(74)	(16,513)

Recoveries	150	-	122	574	295	77	45	1,263

Provisions	290	-	54	5,745	1,739	476	2	8,306

Ending Allowance	$2,996	$63	$2,471	$13,789	$5,103	$1,741	$147	$26,310

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013:

(In Thousands)
	1-4 Family		Multi- Family
	Residential		Residential	Commercial		Home Equity
	Real Estate	Construction	Real Estate	Real Estate	Commercial	& Improvement	Consumer	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$234	$-	$-	$1,837	$305	$44	$-	$2,420

Collectively evaluated for impairment	2,564	119	2,532	11,247	5,241	1,679	162	23,544

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,798	$119	$2,532	$13,084	$5,546	$1,723	$162	$25,964

Loans:

Loans individually evaluated for impairment	$10,514	$261	$865	$40,960	$9,729	$2,499	$71	$64,899

Loans collectively evaluated for impairment	181,870	40,108	144,989	636,481	377,591	103,673	16,574	1,501,286

Loans acquired with deteriorated credit quality	31	-	-	231	29	-	-	291

Total ending loans balance	$192,415	$40,369	$145,854	$677,672	$387,349	$106,172	$16,645	$1,566,476

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

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,463	$88	$89	$6,705	$268	$266
Residential Non Owner Occupied	4,261	42	43	4,465	116	117
Total Residential Real Estate	10,724	130	132	11,170	384	383
Construction	261	4	5	142	6	6
Multi-Family	1,078	9	9	1,261	20	21
CRE Owner Occupied	14,339	121	127	14,520	304	302
CRE Non Owner Occupied	23,254	237	264	23,786	675	687
Agriculture Land	674	4	2	800	21	13
Other CRE	3,226	14	14	4,297	28	24
Total Commercial Real Estate	41,493	376	407	43,403	1,028	1,026
Commercial Working Capital	3,058	13	14	2,273	33	37
Commercial Other	5,918	14	15	6,449	64	58
Total Commercial	8,976	27	29	8,722	97	95
Consumer	76	1	2	90	5	5
Home Equity and Home Improvement	2,596	29	29	2,684	95	91
Total Impaired Loans	$65,204	$576	$613	$67,472	$1,635	$1,627

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$1,912	15	$14	$1,921	$45	$42
Residential Non Owner Occupied	6,141	54	58	5,397	126	129
Total Residential Real Estate	8,053	69	72	7,318	171	171
Construction	-	-	-	-	-	-
Multi-Family	811	10	10	627	11	11
CRE Owner Occupied	12,414	53	44	11,019	92	88
CRE Non Owner Occupied	14,881	104	161	15,231	284	287
Agriculture Land	773	6	1	1,107	20	15
Other CRE	5,987	1	1	7,015	4	4
Total Commercial Real Estate	34,055	164	207	34,372	400	394
Commercial Working Capital	2,048	9	11	2,005	13	15
Commercial Other	4,188	25	26	4,538	40	42
Total Commercial	6,236	34	37	6,543	53	57
Consumer	-	-	-	-	-	-
Home Equity and Home Improvement	36	-	-	37	2	2
Total Impaired Loans	$49,191	$277	$326	$48,897	$637	$635

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$4,902	$4,862	$-
Residential Non Owner Occupied	3,539	2,806	-
Total Residential Real Estate	8,441	7,668	-
Construction	300	261	-
Multi-Family Residential Real Estate	1,014	865	-
CRE Owner Occupied	10,313	8,552	-
CRE Non Owner Occupied	5,364	4,577	-
Agriculture Land	689	504	-
Other CRE	4,948	3,063	-
Total Commercial Real Estate	21,314	16,696	-
Commercial Working Capital	3,835	3,837	-
Commercial Other	4,846	4,797	-
Total Commercial	8,681	8,634	-
Consumer	71	71	-
Home Equity and Home Improvement	2,135	2,058	-
Total loans with no allowance recorded	$41,956	$36,253	$-

With an allowance recorded:
Residential Owner Occupied	$1,534	$1,539	$211
Residential Non Owner Occupied	1,305	1,307	23
Total Residential Real Estate	2,839	2,846	234
Construction	-	-	-
Multi-Family Residential Real Estate	-	-	-
CRE Owner Occupied	7,651	6,500	281
CRE Non Owner Occupied	17,905	17,451	1,546
Agriculture Land	251	258	8
Other CRE	83	55	2
Total Commercial Real Estate	25,890	24,264	1,837
Commercial Working Capital	-	-	-
Commercial Other	1,094	1,095	305
Total Commercial	1,094	1,095	305
Consumer	-	-	-
Home Equity and Home Improvement	439	441	44
Total loans with an allowance recorded	$30,262	$28,646	$2,420

*Unpaid principal balance is not reduced for partial charge-offs.

Impaired loans have been recognized in conformity with FASB ASC Topic 310.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012: (In Thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$5,427	$5,357	$-
Residential Non Owner Occupied	4,211	3,420	-
Total Residential Real Estate	9,638	8,777	-
Construction	300	45	-
Multi-Family Residential Real Estate	1,775	1,626	-
CRE Owner Occupied	12,314	9,782	-
CRE Non Owner Occupied	11,054	9,105	-
Agriculture Land	1,176	993	-
Other CRE	8,741	5,527	-
Total Commercial Real Estate	33,285	25,407	-
Commercial Working Capital	1,565	1,565	-
Commercial Other	6,367	5,338	-
Total Commercial	7,932	6,903	-
Consumer	125	124	-
Home Equity and Home Improvement	2,777	2,642	-
Total loans with no allowance recorded	$55,832	$45,524	$-

With an allowance recorded:
Residential Owner Occupied	$1,697	$1,701	$257
Residential Non Owner Occupied	1,449	1,452	24
Total Residential Real Estate	3,146	3,153	281
Construction	-	-	-
Multi-Family Residential Real Estate	-	-	-
CRE Owner Occupied	5,735	5,118	245
CRE Non Owner Occupied	15,301	15,357	820
Agriculture Land	111	112	3
Other CRE	88	59	2
Total Commercial Real Estate	21,235	20,646	1,070
Commercial Working Capital	300	301	10
Commercial Other	1,623	1,626	128
Total Commercial	1,923	1,927	138
Consumer	-	-	-
Home Equity and Home Improvement	36	36	2
Total loans with an allowance recorded	$26,340	$25,762	$1,491

*Unpaid principal balance is not reduced for partial charge-offs.

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$30,512	$32,570
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	30,512	32,570
Real estate and other assets held for sale	5,518	3,805
Total non-performing assets	$36,030	$36,375

The following table presents the aging of the recorded investment in past due and non accrual loans as of September 30, 2013 by class of loans:  (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$122,038	$593	$203	$956	$1,752	$1,117
Residential Non Owner Occupied	67,361	500	135	629	1,264	2,040

Total residential real estate	189,399	1,093	338	1,585	3,016	3,157

Construction	40,369	-	-	-	-	-
Multi-Family	145,854	-	-	-	-	613
CRE Owner Occupied	318,420	489	631	1,728	2,848	8,416
CRE Non Owner Occupied	227,935	1,348	224	1,286	2,858	5,621
Agriculture Land	78,134	23	134	76	233	682
Other Commercial Real Estate	45,403	337	-	1,504	1,841	3,094

Total Commercial Real Estate	669,892	2,197	989	4,594	7,780	17,813

Commercial Working Capital	156,532	349	-	433	782	3,188
Commercial Other	225,129	989	1,032	2,885	4,906	5,567

Total Commercial	381,661	1,338	1,032	3,318	5,688	8,755
Consumer	16,602	31	12	-	43	-
Home Equity / Home Improvement	104,430	1,416	149	177	1,742	178

Total Loans	$1,548,207	$6,075	$2,520	$9,674	$18,269	$30,516

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

Troubled Debt Restructurings

As of September 30, 2013 and December 31, 2012, the Company has a recorded investment in troubled debt restructurings (“TDRs”) of $33.6 million and $35.5 million, respectively.  The Company has allocated $1.7 million of specific reserves to those loans as of September 30, 2013 and $1.1 million as of December 31, 2012, and has committed to lend additional amounts totaling up to $675,000 and $41,000 at September 30, 2013 and December 31, 2012, respectively.

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

Of the loans modified in a TDR, $5.5 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance.  Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan.  If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off.  If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the three and nine month period ending September 30, 2013 and September 30, 2012:

	Loans Modified as a TDR for the Three Months Ended September 30, 2013 ($ in thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2013 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	0	$-	8	$746

Residential Non Owner Occupied	5	206	6	393

CRE Owner Occupied	1	47	5	802

CRE Non Owner Occupied	0	-	1	1,361

Agriculture Land	0	-	1	214

Other CRE	0	-	1	31

Commercial / Industrial	5	941	6	988

Home Equity / Improvement	4	66	13	536

Consumer	0	-	2	13

Total	15	$1,260	43	$5,084

The loans described above decreased the ALLL by $15,000 in the three month period ending September 30, 2013 and increased the ALLL by $359,000 in the nine month period ending September 30, 2013.

	Loans Modified as a TDR for the Three Months Ended September 30, 2012 ($ in thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2012 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	2	$221	7	$778

Residential Non Owner Occupied	1	34	2	116

CRE Owner Occupied	3	565	5	1,461

CRE Non Owner Occupied	1	217	1	217

Agriculture Land	1	127	2	439

Other CRE	0	-	1	61

Commercial / Industrial	2	34	2	34

Home Equity / Improvement	0	-	0	-

Consumer	0	-	0	-

Total	10	$1,198	20	$3,106

The loans described above decreased the ALLL by $17,000 in the three month period ending September 30, 2012 and decreased the ALLL by $21,000 in the nine month period ending September 30, 2012.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the period ending September 30, 2013 and September 30, 2012:

	Three Months Ended September 30, 2013 ($ in thousands)		Nine Months Ended September 30, 2013 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	4	$339	5	$432

Residential Non Owner Occupied	1	78	1	78

CRE Owner Occupied	0	-	0	-

CRE Non Owner Occupied	0	-	1	212

Agriculture Land	0	-	0	-

Other CRE	0	-	0	-

Commercial / Industrial	2	178	2	178

Home Equity / Improvement	2	38	2	38

Consumer	0	-	0	-

Total	9	$633	11	$938

The TDRs that subsequently defaulted described above did not have an impact on the allowance for loan losses for the three month period ended September 30, 2013, and decreased the allowance for loan losses by $11,000 for the nine month period ended September 30, 2013.

	Three Months Ended September 30, 2012 ($ in thousands)		Nine Months Ended September 30, 2012 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	0	$-	0	$-

Residential Non Owner Occupied	1	24	1	24

CRE Owner Occupied	0	-	0	-

CRE Non Owner Occupied	2	351	2	351

Agriculture Land	0	-	0	-

Other CRE	0	-	0	-

Commercial / Industrial	1	771	2	1,351

Home Equity / Improvement	0	-	0	-

Consumer	0	-	0	-

Total	4	$1,146	5	$1,726

The TDRs that subsequently defaulted described above did not have an impact on the allowance for loan losses for the three or the nine month periods ended September 30, 2012.

The terms of certain other loans were modified during the period ending September 30, 2013 that did not meet the definition of a TDR.  The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties.  A total of 48 loans were modified under this definition during the three month period ended September 30, 2013 and a total of 123 loans were modified under this definition during the nine month period ended September 30, 2013.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Credit Quality Indicators

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Loans are analyzed individually by classifying the loans as to credit risk.  This analysis includes all non-homogenous loans, such as commercial and commercial real estate loans and certain homogenous mortgage, home equity and consumer loans. This analysis is performed on a quarterly basis.  First Defiance uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$4,135	$21	$2,867	$-	$116,765	$123,788
Residential Non Owner Occupied	53,120	3,233	6,030	-	6,244	68,627
Total residential real estate	57,255	3,254	8,897	-	123,009	192,415

Construction	30,865	-	261	-	9,243	40,369

Multi Family	142,044	654	2,177	-	979	145,854

CRE Owner Occupied	291,586	14,988	12,808	-	1,886	321,268

CRE Non Owner Occupied	201,459	12,571	16,642	-	121	230,793

Agriculture Land	76,373	770	1,224	-	-	78,367

Other CRE	40,935	1,694	3,856	-	759	47,244
Total Commercial Real Estate	610,353	30,023	34,530	-	2,766	677,672

Commercial Working Capital	148,492	4,389	4,431	-	-	157,312

Commercial Other	215,749	6,863	7,425	-	-	230,037
Total Commercial	364,241	11,252	11,856	-	-	387,349

Consumer	-	-	19	-	16,626	16,645

Home Equity/Improvement	-	-	857	9	105,306	106,172

Total	$1,204,758	$45,183	$58,597	$9	$257,929	$1,566,476

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Category	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

Residential Owner Occupied	$4,221	$75	$3,617	$234	$120,002	$128,149
Residential Non Owner Occupied	55,771	2,453	8,248	-	6,693	73,165
Total residential real estate	59,992	2,528	11,865	234	126,695	201,314
Construction	11,360	-	45	-	7,891	19,296
Multi Family	118,121	910	2,404	-	1,020	122,455
CRE Owner Occupied	292,765	10,440	18,740	-	2,378	324,323
CRE Non Owner Occupied	207,745	9,077	22,615	-	90	239,527
Agriculture Land	69,924	769	1,514	-	-	72,207
Other CRE	31,875	891	7,222	-	978	40,966
Total Commercial Real Estate	602,309	21,177	50,091	-	3,446	677,023
Commercial Working Capital	156,433	3,587	2,449	-	-	162,469
Commercial Other	208,783	5,204	8,413	-	-	222,400
Total Commercial	365,216	8,791	10,862	-	-	384,869
Consumer	-	-	70	-	15,869	15,939
Home Equity/Improvement	-	-	668	64	108,462	109,194

Total	$1,156,998	$33,406	$76,005	$298	$263,383	$1,530,090

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

9.     Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Gain from sale of mortgage loans	$894	$2,888	$4,960	$7,890
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	901	824	2,646	2,499
Amortization of mortgage servicing rights	(429)	(892)	(1,752)	(2,610)
Mortgage servicing rights valuation adjustments	480	(600)	1,265	(855)
	952	(668)	2,159	(966)

Net revenue from sale and servicing of mortgage loans	$1,846	$2,220	$7,119	$6,924

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.4 billion at September 30, 2013 and $1.3 billion at December 31, 2012.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,234	$10,059	$10,121	$10,219
Loans sold, servicing retained	400	969	1,836	2,527
Amortization	(429)	(892)	(1,752)	(2,610)
Carrying value before valuation allowance at end of period	10,205	10,136	10,205	10,136

Valuation allowance:
Balance at beginning of period	(1,503)	(1,784)	(2,288)	(1,529)
Impairment recovery (charges)	480	(600)	1,265	(855)
Balance at end of period	(1,023)	(2,384)	(1,023)	(2,384)
Net carrying value of MSRs at end of period	$9,182	$7,752	$9,182	$7,752
Fair value of MSRs at end of period	$9,868	$7,752	$9,868	$7,752

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

An accrual for estimated secondary market buy-back losses of $399,000 was established in the third quarter of 2013. These losses were accrued and expensed as of September 30, 2013 based on an estimated exposure to repurchase requests resulting from notifications received about Freddie Mac’s review process during the third quarter of 2013.

An accrual reversal of $498,000 was recorded in the third quarter of 2013 as a result of Fannie Mae completing their post-foreclosure review process that began in the first quarter of 2013. The original accrual of these estimated losses was established in the first quarter of 2013.

Secondary market buy-back losses were $(95,000) in the third quarter of 2013 compared to $115,000 for the same period in 2012. Secondary market buy-back losses were $547,000 for the nine months ended September 30, 2013 compared to $188,000 for the same period in 2012. The accrual for estimated buy-back losses was $399,000 at September 30, 2013.

10. Deposits

A summary of deposit balances is as follows (in thousands):

	September 30, 2013	December 31, 2012
Non-interest-bearing checking accounts	$300,891	$315,132
Interest-bearing checking and money market accounts	681,987	664,857
Savings accounts	182,271	166,945
Retail certificates of deposit less than $100,000	318,317	342,472
Retail certificates of deposit greater than $100,000	175,026	176,029
Brokered or national certificates of deposit	-	2,037
Total	$1,658,492	$1,667,472

11. Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
FHLB Advances:
Putable advances	12,000	12,000
Amortizable mortgage advances	10,761	796
Total	$22,761	$12,796

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. At September 30, 2013, $12.0 million of the putable advances with a weighted average rate of 2.72% were not yet callable by the FHLB. The call dates for these advances range from October 15, 2013 to December 12, 2013 and the maturity dates range from January 14, 2015 to March 12, 2018.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.75% as of September 30, 2013 and 1.89% as of December 31, 2012.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.63% and 1.77% on September 30, 2013 and December 31, 2012, respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$41,090	$46,655	$50,205	$48,035
Unused lines of credit	19,227	262,028	21,975	228,269
Standby letters of credit	-	16,652	-	18,166
Total	$60,317	$325,335	$72,180	$294,470

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $13.3 million and $53.6 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage at September 30, 2013 and December 31, 2012, respectively.

13. Income Taxes

The Company and its Subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2008. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

14. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships. First Federal had approximately $9.1 million and $34.0 million of interest rate lock commitments at September 30, 2013 and December 31, 2012, respectively. There were $13.3 million and $53.6 million of forward commitments for the future delivery of residential mortgage loans at September 30, 2013 and December 31, 2012, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or liability. The table below provides data about the carrying values of these derivative instruments:

	September 30, 2013			December 31, 2012
	Assets	(Liabilities)	Derivative	Assets	(Liabilities)	Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$548	$(247)	$301	$950	$(94)	$856

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$(315)	$28	$(555)	$418

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

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$120	$42	$78
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive income (loss)	$120	$42	$78

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Nine months ended September 30, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(6,044)	$(2,120)	$(3,924)
Reclassification adjustment for net gains included in net income	(97)	(29)	(68)
Total other comprehensive income (loss)	$(6,141)	$(2,149)	$(3,992)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended September 30, 2012:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$1,953	$678	$1,275
Reclassification adjustment for net gains included in net income	(103)	(31)	(72)
Total other comprehensive income (loss)	$1,850	$647	$1,203

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Nine months ended September 30, 2012:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$3,397	$1,161	$2,236
Reclassification adjustment for net gains included in net income	(528)	(158)	(370)
Total other comprehensive income (loss)	$2,869	$1,003	$1,866

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2013	$4,851	$(577)	$4,274
Other comprehensive loss before reclassifications	(3,924)	-	(3,924)
Amounts reclassified from accumulated other comprehensive loss	(68)	-	(68)

Net other comprehensive loss during period	(3,992)	-	(3,992)

Balance September 30, 2013	$859	$(577)	$282

Balance January 1, 2012	$4,704	$(707)	$3,997
Other comprehensive loss before reclassifications	2,236	-	2,236
Amounts reclassified from accumulated other comprehensive loss	(370)	-	(370)

Net other comprehensive loss during period	1,866	-	1,866

Balance September 30, 2012	$6,570	$(707)	$5,863

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this quarterly report are not historical facts, including but not limited to statements that can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, or “continue” or the negative thereof or other variations thereon or comparable terminology, and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of market and other factors. The Company assumes no obligation to update any forward-looking statements.

General

First Defiance is a unitary thrift holding company that conducts business through its Subsidiaries, First Federal, First Insurance and First Defiance Risk Management. First Federal is a federally chartered stock savings bank that provides financial services to communities through 32 full service banking centers in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network. First Insurance sells a variety of insurance products, including property and casualty, group health and life, and individual health and life. Insurance products are sold through First Insurance’s offices in Defiance, Archbold, Bryan, Bowling Green, Maumee and Oregon, Ohio areas. First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company that insures the Company and the Subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. First Defiance Risk Management was incorporated on December 20, 2012.

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

New Capital Rules -  On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to First Defiance and First Federal. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to First Defiance and First Federal under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including First Federal, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which First Federal will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advanced approaches rules” that apply to banks with greater than $250 billion in consolidated assets.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance will consider expansion opportunities, including bank and insurance acquisitions and de novo branching, with a particular focus on its primary geographic market area.

Investments - First Defiance invests in U.S. Treasury and federal government agency obligations, obligations of municipal and other political subdivisions, mortgage-backed securities that are issued by federal agencies, corporate bonds, and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits. Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB ASC Topic 320.

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $407,000 at September 30, 2013. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $184.1 million at September 30, 2013. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($4.9 million), certain municipal obligations ($78.4 million), CMOs ($52.5 million), corporate bonds ($9.0 million), mortgage backed securities ($36.9 million), and trust preferred and preferred stock ($2.4 million).

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

When a collateral dependent loan is downgraded to classified status, First Federal reviews the most current appraisal on file and if necessary, based on First Federal’s assessment of the appraisal, such as age, market, etc., First Federal will discount this amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by First Federal’s estimation of the selling costs. In most instances, if the appraisal is more than twelve to fifteen months old, First Federal may require a new appraisal. Finally, First Federal assesses whether there is any collateral short fall, taking into consideration guarantor support and liquidity, and determines if a charge off is necessary.

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

All loans more than 90 days past due and/or on non-accrual are classified as non-performing loans. Non-performing status automatically occurs in the month in which the 90 day delinquency occurs.

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

Changes in Financial Condition

At September 30, 2013, First Defiance's total assets, deposits and stockholders' equity amounted to $2.06 billion, $1.66 billion and $269.4 million, respectively, compared to $2.05 billion, $1.67 billion and $258.1 million, respectively, at December 31, 2012.

Net loans receivable (excluding loans held for sale) increased $36.8 million to $1.54 billion. The variance in loans receivable between September 30, 2013 and December 31, 2012 includes decreases in home equity and improvement loans (down $3.0 million) and one to four family residential real estate loans (down $8.8 million), while the remaining categories increased, including commercial real estate loans (up $23.7 million), commercial loans (up $2.3 million), construction loans (up $21.8 million), and consumer loans (up $723,000).

The investment securities portfolio decreased $10.1 million to $184.5 million at September 30, 2013 from $194.6 million at December 31, 2012. The decrease is the result of the change in market values in all the security categories, $17.7 million of securities maturing or being called in the period, principal pay downs of $12.6 million in CMOs and mortgage-backed securities, and $4.0 million from three securities being sold; which decreases were offset by $30.7 million of securities being purchased during the first nine months of 2013. There was an unrealized gain in the investment portfolio of $1.3 million at September 30, 2013 compared to an unrealized gain of $7.5 million at December 31, 2012.

Deposits decreased from $1.67 billion at December 31, 2012 to $1.66 billion as of September 30, 2013. Non-interest bearing demand deposits decreased $14.2 million to $300.9 million, retail time deposits decreased $25.2 million to $493.3 million, broker/national certificates of deposit decreased $2.0 million to zero. These decreases were offset by an increase in savings accounts of $15.3 million to $182.3 million and interest-bearing demand deposits and money market accounts of $17.1 million to $682.0 million.

Stockholders’ equity increased from $258.1 million at December 31, 2012 to $269.4 million at September 30, 2013. The increase in stockholders’ equity was the result of recording net income of $17.1 million, partially offset by $2.9 million of common stock dividends being paid in the first nine months of 2013 and a $4.0 million decline in accumulated other comprehensive income.

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

	Three Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$1,548,718	$17,214	4.41%	$1,481,995	$18,024	4.84%
Securities	184,413	1,779	3.83	274,327	2,245	3.37
Interest bearing deposits	64,142	44	0.27	72,738	43	0.24
FHLB stock	19,353	205	4.20	20,655	213	4.10
Total interest-earning assets	1,816,626	19,242	4.20	1,849,715	20,525	4.44
Non-interest-earning assets	209,651			197,424
Total assets	$2,026,277			$2,047,139

Interest-bearing liabilities:
Deposits	$1,330,467	$1,356	0.40%	$1,339,333	$1,909	0.57%
FHLB advances	21,003	116	2.19	81,812	759	3.69
Subordinated debentures	36,130	150	1.65	36,141	172	1.89
Notes payable	52,005	58	0.44	50,610	83	0.65
Total interest-bearing liabilities	1,439,605	1,680	0.46	1,507,896	2,923	0.77
Non-interest bearing deposits	302,245	-		266,416	-
Total including non-interest bearing demand deposits	1,741,850	1,680	0.38	1,774,312	2,923	0.66
Other non-interest-bearing liabilities	18,939			21,235
Total liabilities	1,760,789			1,795,547
Stockholders' equity	265,488			251,592
Total liabilities and stock- holders' equity	$2,026,277			$2,047,139
Net interest income; interest rate spread		$17,562	3.74%		$17,602	3.67%
Net interest margin (3)			3.84%			3.80%
Average interest-earning assets to average interest-bearing liabilities			126%			123%

(1)
Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$1,523,216	$51,092	4.48%	$1,467,038	$54,925	5.00%
Securities	192,309	5,373	3.74	261,628	6,775	3.58
Interest bearing deposits	85,483	174	0.27	128,711	249	0.26
FHLB stock	19,557	631	4.31	20,655	656	4.24
Total interest-earning assets	1,820,565	57,270	4.21	1,878,032	62,605	4.45
Non-interest-earning assets	207,732			198,740
Total assets	$2,028,297			$2,076,772

Interest-bearing liabilities:
Deposits	$1,343,564	$4,514	0.45%	$1,357,499	$6,394	0.63%
FHLB advances	16,078	298	2.48	81,823	2,260	3.69
Subordinated debentures	36,134	452	1.67	36,179	813	3.00
Notes payable	49,376	178	0.48	52,312	284	0.73
Total interest-bearing liabilities	1,445,152	5,442	0.50	1,527,813	9,751	0.85
Non-interest bearing deposits	299,190	-		257,540	-
Total including non-interest bearing demand deposits	1,744,342	5,442	0.42	1,785,353	9,751	0.73
Other non-interest-bearing liabilities	20,820			20,595
Total liabilities	1,765,162			1,805,948
Stockholders' equity	263,135			270,824
Total liabilities and stock- holders' equity	$2,028,297			$2,076,772
Net interest income; interest rate spread		$51,828	3.70%		$52,854	3.60%
Net interest margin (3)			3.82%			3.78%
Average interest-earning assets to average interest-bearing liabilities			126%			123%

(1)
Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2)	Annualized.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended September 30, 2013 and 2012

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2013 was $5.5 million compared to net income of $5.4 million for the comparable period in 2012. On a per share basis, basic and diluted earnings per common share for each of the three months ended September 30, 2013 and 2012 were $0.56 and $0.54, respectively.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $17.2 million for the quarter ended September 30, 2013, flat with the same period in 2012. The tax-equivalent net interest margin was 3.84% for the quarter ended September 30, 2013, up from 3.80% for the same period in 2012. The increased margin between the 2012 and 2013 third quarters was made possible by a balance sheet restructure completed in the fourth quarter of 2012, where the Company sold securities and paid off higher rate FHLB advances. This helped to offset the decrease in interest-earning asset yields, which decreased by 24 basis points to 4.20% in the third quarter of 2013 from 4.44% for the same period in 2012. The decrease in yields was partially offset by the cost of interest-bearing liabilities between the two periods decreasing 31 basis points to 0.46% in the third quarter of 2013 from 0.77% in the same period in 2012. Also, operating at a higher level of liquidity along with lower loan yields has impacted the net interest margin negatively in the third quarter of 2013. Management continues to analyze and look for additional opportunities to maintain its margin, as well as other alternatives to minimize the impact of the sustained low rate environment.

Total interest income decreased by $1.3 million, or 6.3%, to $18.8 million for the quarter ended September 30, 2013 from $20.1 million for the same period in 2012. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 43 basis points to 4.41% at September 30, 2013. Interest income from loans decreased to $17.2 million for the quarter ended September 30, 2013 compared to $18.0 million for the same period in 2012, which represents a decline of 4.5%.

Interest expense decreased by $1.2 million in the third quarter of 2013 compared to the same period in 2012, to $1.7 million from $2.9 million. This decrease was due to a 31 basis point decline in the average cost of interest-bearing liabilities in the third quarter of 2013, mainly due to the early payoff of FHLB advances as part of the balance sheet restructure completed in the fourth quarter of 2012 and the continued low rate environment resulting in decreases in rates on all the interest-bearing liability categories. Interest expense related to interest-bearing deposits was $1.4 million in the third quarter of 2013 compared to $1.9 million for the same period in 2012. Interest expense recognized by the Company related to subordinated debentures was $150,000 in the third quarter of 2013 compared to $172,000 for the same period in 2012. Expenses on FHLB advances and securities sold under repurchase agreements were $116,000 and $58,000 respectively in the third quarter of 2013 compared to $759,000 and $83,000 respectively for the same period in 2012.

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

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the Company sets aside reserves based on either the estimated shortfall of collateral on collateral dependent loans or the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $2.4 million at September 30, 2013. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate.

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

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling twelve quarters ending September 30, 2013. Beginning with the first quarter of 2013 allowance analysis, management decided to return to using a twelve quarter look-back period, from using an eight quarter look-back period, for calculating the historical loss ratio. Management is not certain that the relatively low levels of charge-offs incurred in recent quarters are sustainable given the low levels of economic growth in its markets and believes the longer look-back period better captures loan portfolio risks at this time.

The stratification of the loan portfolio resulted in a quantitative general allowance of $13.0 million at September 30, 2013 compared to $14.4 million at December 31, 2012. The decrease in the quantitative allowance was due to a decrease in the historical loss factors relating to commercial, commercial real estate, residential and consumer loans.

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

The qualitative analysis at September 30, 2013 indicated a general reserve of $10.6 million compared with $10.8 million at December 31, 2012. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to adjust several of these. Economic factors were decreased slightly for commercial and commercial real estate portfolios as a result of a slight improvement in the ratio of classified loans to Tier 1 plus allowance. The ratio has been below the long term target of 30% for the last two quarters reflecting sustainable improvement. The factor was also impacted by continued stability in current market values. This reduction was only applied to the pass rated credits. The risk factor was also adjusted due to the uncertainty surrounding the federal government fiscal policy matters. While management does not expect a material impact, uncertainty creates stress on the portfolio. This particularly relates to commercial real estate and commercial loans which resulted in a slight increase for this factor. For residential loans, this factor was decreased slightly. This category has seen continued stability in underwriting as well as a moderated focus on originations of single family loans for the portfolio. The risk factor changes were also only applied to the pass rated credits. First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.20% for construction loans to 1.73% for nonresidential real estate loans.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the third quarter of 2013 was $476,000, compared to $705,000 for the same period in 2012. The allowance for loan losses was $26.0 million and $26.7 million and represented 1.66% and 1.75% of loans, net of undisbursed loan funds and deferred fees and costs, as of September 30, 2013 and December 31, 2012, respectively. The provision of $476,000 was more than offset by charge offs of $1.1 million and recoveries of $367,000, resulting in a decrease to the overall allowance for loan loss of $306,000 in the third quarter. In management’s opinion, the overall allowance for loan losses of $26.0 million as of September 30, 2013 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended September 30, 2013, First Defiance had write-downs that totaled $73,000 compared to write-downs of $36,000 for the same period in 2012. Management believes that the values recorded at September 30, 2013 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $59.7 million at September 30, 2013, compared to $78.1 million at December 31, 2012. Included in classified loans is $9,000 of loans classified as doubtful at September 30, 2013, compared to $298,000 at December 31, 2012.

First Federal’s ratio of allowance for loan losses to non-performing loans was 85.1% at September 30, 2013 compared with 82.0% at December 31, 2012. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at September 30, 2013 were appropriate. The Company experienced a slight increase in non-accrual loans in the third quarter of 2013. Of the total non-accrual loans, $20.8 million or 68.3%, are less than 90 days past due.

Non-performing assets include loans that are more than 90 days past due, non-accrual loans, real estate owned and other assets held for sale. Non-performing assets at September 30, 2013 and December 31, 2012 by category were as follows:

Table 1 – Non-Performing Asset

	September 30,	December 31,
	2013	2012

	(In thousands)
Non-performing loans:
Single-family residential	$3,159	$3,602
Construction	-	-
Non-residential and multi-family residential real estate	18,426	23,090
Commercial	8,749	5,661
Consumer finance	-	-
Home equity and improvement	178	217
Total non-performing loans	30,512	32,570
Real estate owned and repossessed assets	5,518	3,805
Total non-performing assets	$36,030	$36,375

Allowance for loan losses as a percentage of total loans*	1.66%	1.75%
Allowance for loan losses as a percentage of non-performing assets	72.06%	73.43%
Allowance for loan losses as a percentage of non-performing loans	85.09%	82.01%
Total non-performing assets as a percentage of total assets	1.75%	1.78%
Total non-performing loans as a percentage of total loans*	1.95%	2.14%
* Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2012 and September 30, 2013 is primarily in commercial real estate loans. The balance of this type of non-performing loan was $4.7 million lower at September 30, 2013 compared to December 31, 2012.

Non-performing loans in the commercial real estate category represented 2.24% of the total loans in those categories at September 30, 2013 compared to 2.90% for the same category at December 31, 2012. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the third quarter of 2013 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

Non-performing assets, which include non-performing loans (non-accrual) and real estate owned, decreased to $36.0 million at September 30, 2013 from $36.4 million at December 31, 2012.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the nine months ended and as of September 30, 2013, commercial real estate, which represented 51.93% of total loans, accounted for 41.13% of net charge-offs and 60.39% of nonaccrual loans, and commercial loans, which represented 24.42% of total loans, accounted for 17.13% of net charge-offs and 28.67% of nonaccrual loans. For the nine months ended and as of September 30, 2012, commercial real estate, which represented 51.87% of total loans, accounted for 65.76% of net charge-offs and 66.11% of nonaccrual loans, and commercial loans, which represented 23.93% of total loans, accounted for 21.06% of net charge-offs and 17.64% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Nine Months Ended September 30, 2013		As of September 30, 2013
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$313	14.93%	$3,159	10.35%
Construction	-	0.00%	-	0.00%
Commercial real estate	862	41.13%	18,426	60.39%
Commercial	359	17.13%	8,749	28.68%
Consumer	20	0.95%	-	0.00%
Home equity and improvement	542	25.86%	178	0.58%
Total	$2,096	100.00%	$30,512	100.00%

	For the Nine Months Ended September 30, 2012		As of September 30, 2012
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$1,389	9.11%	$5,784	15.30%
Construction	-	0.00%	-	0.00%
Commercial real estate	10,029	65.76%	24,991	66.11%
Commercial	3,212	21.06%	6,670	17.64%
Consumer	29	0.19%	15	0.04%
Home equity and improvement	591	3.88%	343	0.91%
Total	$15,250	100.00%	$37,803	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	3rd 2013	2nd 2013	1st 2013	4th 2012	3rd 2012
	(Dollars in Thousands)

Allowance at beginning of period	$26,270	$26,459	$26,711	$26,310	$26,409
Provision for credit losses	476	448	425	2,619	705
Charge-offs:
Residential	78	184	206	976	217
Commercial real estate	829	283	266	595	780
Commercial	39	316	205	540	355
Consumer finance	33	8	46	59	19
Home equity and improvement	170	170	272	497	203
Total charge-offs	1,149	961	995	2,667	1,574
Recoveries	367	324	318	449	770
Net charge-offs	782	637	677	2,218	804
Ending allowance	$25,964	$26,270	$26,459	$26,711	$26,310

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
Residential	$2,798	12.14%	$3,197	12.47%	$3,433	13.00%	$3,506	13.00%	$2,996	13.75%
Construction	119	3.77%	83	2.63%	67	2.20%	75	2.45%	63	2.06%
Commercial real estate	15,616	51.93%	15,565	51.98%	15,777	52.74%	14,899	51.63%	16,260	51.87%
Commercial	5,546	24.42%	5,474	25.10%	5,304	24.04%	6,325	24.85%	5,103	23.92%
Consumer	162	1.05%	165	1.07%	155	1.02%	147	1.03%	147	1.10%
Home equity and improvement	1,723	6.69%	1,786	6.75%	1,723	7.00%	1,759	7.04%	1,741	7.30%
	$25,964	100.00%	$26,270	100.00%	$26,459	100.00%	$26,711	100.00%	$26,310	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	3rd Qtr 2013	2nd Qtr 2013	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012
Allowance for loan losses / loans*	1.66%	1.68%	1.76%	1.75%	1.74%

Allowance for loan losses to net charge-offs	3320.20%	4124.02%	3908.27%	1204.83%	3272.39%

Allowance for loan losses / non-performing assets	72.06%	74.64%	66.82%	73.43%	64.73%

Allowance for loan losses / non-performing loans	85.09%	91.69%	74.99%	82.01%	69.60%

Non-performing assets / loans plus REO*	2.30%	2.24%	2.62%	2.38%	2.68%

Non-performing assets / total assets	1.75%	1.70%	1.94%	1.78%	1.98%

Net charge-offs / average loans (annualized)	0.20%	0.17%	0.18%	0.59%	0.22%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income

Total non-interest income decreased $491,000 in the third quarter of 2013 to $7.3 million from $7.8 million for the same period in 2012.

Service Fees. Service fees and other charges decreased by $185,000, or 6.6%, in the third quarter of 2013 compared to the same period in 2012.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income.  Fee income recorded for the quarters ending September 30, 2013 and 2012 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $919,000 and $1.1 million, respectively. Accounts charged off are included in noninterest expense.  The allowance for uncollectible overdrafts was $12,000 at September 30, 2013, $4,000 at December 31, 2012 and $11,000 at September 30, 2012.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $374,000 to $1.8 million for the third quarter of 2013 compared to $2.2 million for the same period of 2012. The uptick in mortgage rates has slowed mortgage originations which are down when compared to the same period of 2012. Gains realized from the sale of mortgage loans decreased in the third quarter of 2013 to $894,000 from $2.9 million in the third quarter of 2012.  The amortization of mortgage servicing rights expense decreased $463,000 to $429,000 in the third quarter of 2013 compared to $892,000 in the same period in 2012. The Company recorded a positive valuation adjustment of $480,000 on mortgage servicing rights in the third quarter of 2013 compared to a negative valuation adjustment of $600,000 in the third quarter of 2012. The positive valuation adjustment in the third quarter of 2013 was driven by an increase in the fair values of certain sectors of the Company’s portfolio of mortgage servicing rights.  The increase in fair values was driven by a slight increase in market rates in the third quarter of 2013 which also contributed to lower amortization of mortgage servicing rights in the third quarter of 2013.

Insurance and Investment Sales Commissions. Income from the sale of insurance and investment products increased $273,000 in the third quarter of 2013 to $2.2 million from $2.0 million in the same period of 2012.

Impairment of Securities. First Defiance did not have any OTTI charges in the third quarter of 2013 or 2012 reflecting a more stable environment relating to its Trust Preferred CDO investments.

Non-Interest Expense

Non-interest expense decreased to $16.0 million for the third quarter of 2013 compared to $16.5 million for the same period in 2012.

Compensation and Benefits. Compensation and benefits increased to $8.7 million for the quarter ended September 30, 2013 from $8.2 million for the same period in 2012. The increase is mainly attributable to the Company granting pay increases year over year and an increase in medical insurance costs in the third quarter of 2013.

FDIC Insurance Premiums. FDIC expense decreased to $326,000 for the quarter ended September 30, 2013 from $623,000 for the same period in 2012 due to the improvement in the Company’s risk category late in the first quarter of 2013.

Other Non-Interest Expenses. Other non-interest expenses decreased by $169,000 to $3.1 million for the quarter ended September 30, 2013 from $3.2 million for the same period in 2012. Categories within other non-interest expenses that had the most significant changes was a decrease in secondary market buy-back losses of $210,000 somewhat offset by an increase in credit, collection and REO costs of $128,000.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the third quarter of 2013 was 64.56% compared to 65.07% for the same period in 2012.

Income Taxes

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 30.86% for the quarter ended September 30, 2013 compared to 30.33% for the same period in 2012.  The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Nine Months Ended September 30, 2013 and 2012

On a consolidated basis, First Defiance’s net income for the nine months ended September 30, 2013 was $17.1 million compared to income of $13.5 million for the comparable period in 2012. Net income applicable to common shares was $17.1 million for the nine months ended September 30, 2013 compared to $12.9 million for the comparable period in 2012. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2013 were $1.76 and $1.69, respectively, compared to basic and diluted earnings per common share of $1.33 and $1.29, respectively, for the comparable period in 2012.

Net Interest Income

Net interest income was $50.6 million for the nine months ended September 30, 2013 compared to $51.6 million for the same period in 2012. For the nine month period ended September 30, 2013, total interest income was $56.0 million, a $5.3 million decrease from the same period in 2012. At the quarter ended September 30, 2013, average earning assets decreased by $57.5 million compared to September 30, 2012 with the average yield declining 24 basis points as a result of a lower rate environment.

Interest expense decreased by $4.3 million to $5.4 million for the nine months ended September 30, 2013 compared to $9.8 million for the same period in 2012. The decline in the average cost of interest-bearing liabilities for the nine months ending September 30, 2013, to 0.50%, a 35 basis point decrease from the 0.85% average cost in the first nine months of 2012 is the result of the continued low rate environment, which has given management opportunities to re-price on the liability side.

Provision for Loan Losses

The provision for loan losses was $1.3 million for the nine months ended September 30, 2013, compared to $8.3 million during the nine months ended September 30, 2012. The large decline year over year was primarily the result of an improving economy and stability in the loan portfolio.  Appraisal values are starting to level off, resulting in much lower charge offs compared to the same period in 2012.  Charge-offs for the first nine months of 2013 were $3.1 million and recoveries of previously charged off loans totaled $1.0 million for net charge-offs of $2.1 million. By comparison, $16.5 million of charge-offs were recorded in the same period of 2012 and $1.3 million of recoveries were realized for net charge-offs of $15.2 million.

Non-Interest Income

Total non-interest income decreased slightly to $24.1 million for the nine months ended September 30, 2013 from $24.2 million recognized in the same period of 2012.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans increased 2.8% to $7.1 million for the nine months ended September 30, 2013 from $6.9 million for the same period of 2012. Gains realized from the sale of mortgage loans decreased $2.9 million to $5.0 million for the first nine months of 2013 from $7.9 million during the same period of 2012. Mortgage loan servicing revenue increased slightly to $2.6 million in the first nine months of 2013 compared to $2.5 million the same period of 2012. The gains realized from the sale of mortgage loans were partially offset by the amortization of mortgage servicing rights in the amount of $1.8 million in the first nine months of 2013 down from $2.6 million in the same period of 2012. The Company recorded a positive valuation adjustment of $1.3 million in the first nine month of 2013 compared to a negative adjustment of $855,000 in the same period of 2012.

Insurance and Investment Sales Commission. Insurance and investment sales commission income increased $859,000 to $7.5 million for the nine months ended September 30, 2013, from $6.7 million during the same period of 2012. This is the result of receiving more contingent commission income in the first nine months of 2013 compared to the same period of 2012.  In the first nine months of 2013, $944,000 was received compared to $508,000 in the same period of 2012.

Non-Interest Expense

Non-interest expense increased to $48.9 million for the first nine months of 2013 compared to $48.2 million for the same period in 2012.

Compensation and Benefits.  Compensation and benefits increased to $26.0 million for the nine months ended September 30, 2013 from $24.8 million for the same period in 2012.  The increase is partly attributable to higher health insurance costs.  Also, the Company granted pay increases and had higher incentive costs for the nine months ended September 30, 2013 compared to the same period in 2012.

FDIC Insurance Premiums. FDIC expense decreased to $1.3 million in the first nine months of 2013, from $2.0 million in the same period of 2012.  This decrease was the result of a rate reduction on FDIC insurance premiums.

Other Non-Interest Expenses.  Other non-interest expenses increased by $449,000 to $10.0 million for the first nine months of 2013 from $9.5 million for the same period in 2012. Year-over-year increases between 2013 and 2012 include the result of establishing an accrual for estimated secondary market buy-back losses in response to notifications received about Fannie Mae and Freddie Mac’s post-foreclosure review process during the first nine months of 2013.  Secondary market buy-back losses were $547,000 for the nine months ended September 30, 2013 compared to $188,000 for the same period in 2012.  The accrual for estimated buy-back losses was $399,000 at September 30, 2013.  See Note 9 in the Consolidated Condensed Financial Statements for further discussion relating to the secondary market buy-back accruals.

The efficiency ratio for the first nine months of 2013 was 64.51% compared to 63.04% for the same period of 2012.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $127.6 million of cash and cash equivalents at September 30, 2013, down $9.2 million from December 31, 2012.  For the first nine months of 2013, $30.6 million of cash was provided by operating activities, with $37.6 million utilized in investing activities, primarily funding loans, and $2.2 million used for financing activities.

At September 30, 2013, First Federal had $87.7 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $297.9 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $13.3 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of the Comptroller of the Currency. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2013 (in thousands).

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$243,352	12.20%	$79,812	4.0%	N/A	N/A
First Federal Bank	$233,342	11.71%	$79,708	4.0%	$99,635	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$243,352	14.04%	$69,348	4.0%	N/A	N/A
First Federal Bank	$233,342	13.47%	$69,287	4.0%	$103,930	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$265,077	15.29%	$138,697	8.0%	N/A	N/A
First Federal Bank	$255,048	14.72%	$138,574	8.0%	$173,217	10.0%

(1)   Core capital is computed as a percentage of adjusted total assets of $2.00 billion for consolidated and the Bank. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.73 billion for consolidated and the Bank.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K, include the Allowance for Loan Losses, Valuation of Securities, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2013.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, using September 30, 2013 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points.  The likelihood of a decrease in rates as of September 30, 2013 was considered to be remote given the current interest rate environment and therefore, decreases below a down 100 basis point environment were not included. The results of this analysis are reflected in the following tables for the nine months ended September 30, 2013 and the year-ended December 31, 2012.

September 30, 2013
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+400 bp	444,803	33,725	8.20%
+ 300 bp	438,909	27,831	6.77%
+ 200 bp	430,980	19,902	4.84%
+ 100 bp	421,930	10,853	2.64%
0 bp	411,078	–	–
- 100 bp	397,512	(13,566)	(3.30)%

December 31, 2012
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+400 bp	415,094	46,835	12.72%
+ 300 bp	407,337	39,078	10.61%
+ 200 bp	398,150	29,891	8.12%
+ 100 bp	387,482	19,223	5.22%
0 bp	368,259	–	–
- 100 bp	343,745	(24,514)	(6.66)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

First Defiance did not have any common stock repurchases during the third quarter of 2013, but on September 30, 2013, the Board of Directors announced a new share repurchase program of up to 5%, or approximately 489,000 shares, of the common stock outstanding.

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

First Defiance Financial Corp.
(Registrant)

Date: November 8, 2013	By:	/s/ William J. Small
William J. Small
Chairman, President and
Chief Executive Officer

Date: November 8, 2013	By:	/s/ Donald P. Hileman
Donald P. Hileman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

