Form 10-K
period 2013-12-31
FIRST DEFIANCE FINANCIAL CORP
filed 2014-02-28
CIK 946647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year Ended                                 December 31, 2013
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

Large accelerated filer  ☐      Accelerated filer  ☒          Non-accelerated filer  ☐       Smaller reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and ask price of such stock as of June 30, 2013 was approximately $210.8 million.

As of February 21, 2014, there were issued and outstanding 9,653,238 shares of the Registrant’s common stock.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2014 Annual Shareholders’ Meeting.

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

The Company’s operating objectives include expansion, diversification within its markets, growth of its fee-based income and growth organically and through acquisitions of financial institutions, branches and financial services businesses. The Company seeks merger or acquisition partners that are culturally similar, have experienced management and possess either significant market area presence or have the potential for improved profitability through financial management, economies of scale and expanded services. The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in any future transaction.

At December 31, 2013, the Company had consolidated assets of $2.14 billion, consolidated deposits of $1.74 billion, and consolidated stockholders’ equity of $272.1 million. The Company was incorporated in Ohio in June of 1995. Its principal executive offices are located at 601 N. Clinton Street, Defiance, Ohio 43512, and its telephone number is (419) 782-5015.

On February 18, 2014, the Company announced the signing of a definitive agreement to acquire First Community Bank (FCB”). Under the merger agreement First Federal will acquire FCB in a cash transaction in which FCB will merge with and into First Federal. FCB operates four branches in the Columbus, Ohio market and at December 31, 2013, had assets of $101.4 million, loans of $65.4 million, deposits of $90.5 million and common equity of $10.6 million.  Under the terms of the merger agreement, First Federal will pay $12.9 million in cash for all outstanding shares of FCB, subject to certain adjustment factors. The transaction is expected to close by the end of the third quarter of 2014.

First Defiance's website, www.fdef.com contains a hyperlink under the Investor Relations section to EDGAR where the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after First Defiance has filed the report with the United State Securities and Exchange Commission (“SEC”).

The Subsidiaries

The Company’s core business operations are conducted through the Subsidiaries:

First Federal Bank of the Midwest:  First Federal is a federally chartered stock savings bank headquartered in Defiance, Ohio. It conducts operations through 26 full service banking center offices in Allen, Defiance, Fulton, Hancock, Henry, Lucas, Ottawa, Paulding, Putnam, Seneca, Williams and Wood counties in northwest Ohio, 1 full service banking center office in Allen County in northeast Indiana and 5 full service banking center offices in Lenawee County in southeast Michigan.

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

First Insurance Group of the Midwest:  First Insurance is a wholly owned subsidiary of First Defiance. First Insurance is an insurance agency that conducts business in the Defiance, Maumee, Oregon, Bryan and Bowling Green, Ohio areas. First Insurance offers property and casualty insurance, life insurance and group health insurance.  On July 1, 2011, First Insurance acquired Payak-Dubbs Insurance Agency, Inc. (“PDI”) headquartered in Maumee and Oregon, Ohio.  In May 2010, First Insurance acquired a group medical benefits business line from Andres O’Neil & Lowe Insurance Agency.  See Note 3 – Acquisitions in the Notes to the financial statements for additional information.

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

Business Strategy

First Defiance’s primary objective is to be a high performing community banking organization, well regarded in its market areas. First Defiance accomplishes this through emphasis on local decision making and empowering its employees with tools and knowledge to serve its customers’ needs. First Defiance believes in a “Customer First” philosophy that is strengthened by its Trusted Advisor initiative.  First Defiance also has a tagline of “Better Together” as an indication of its commitment to local, responsive, personalized service. First Defiance believes this strategy results in greater customer loyalty and profitability through core relationships. First Defiance is focused on diversification of revenue sources and increased market penetration in areas where the growth potential exists for a balance between acquisition and organic growth. The primary elements of First Defiance’s business strategy are commercial banking, consumer banking, including the origination and sale of single family residential loans, enhancement of fee income, wealth management and insurance sales, each united by a strong customer service culture throughout the organization.

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of First Federal’s success. First Federal provides primarily commercial real estate and commercial business loans with an emphasis on owner occupied commercial real estate and commercial business lending with a focus on the deposit balances that accompany these relationships. First Federal’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. First Federal’s focus is also on securing multiple guarantors in addition to collateral where possible.  These customers require First Federal to have a high degree of knowledge and understanding of their business in order to provide them with solutions to their financial needs. First Federal’s Customer First philosophy and culture complements this need of its clients. First Federal believes this personal service model differentiates First Federal from its competitors, particularly the larger regional institutions. First Federal offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. First Federal also believes that the small business customer is a strong market for First Federal. First Federal participates in many of the Small Business Administration lending programs and has implemented a new program in 2014 targeting the small business customer. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

Consumer Banking - First Federal offers customers a full range of deposit and investment products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service (“CDARS”) and savings accounts. First Federal offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans, and installment loans. First Federal also offers online banking services, which include mobile banking, online bill pay along with debit cards.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas, including FDIC-assisted transactions. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance has successfully integrated acquired institutions in the past with the most recent bank acquisition completed in 2008. First Defiance will continue to be disciplined as well as opportunistic in its approach to future acquisitions and de novo branching with a focus on its primary geographic market area, which it knows well and has been competing in for a long period of time as well as surrounding market areas.  First Defiance completed its acquisition of PDI on July 1, 2011, which was merged into First Insurance with offices located in Maumee and Oregon, Ohio.

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

First Defiance’s investment portfolio includes 48 collateralized mortgage obligation (“CMO”) issues totaling $59.8 million, all of which are fully amortizing securities.  Management does not believe the risks associated with any of its CMO investments are significantly different from risks associated with other pass-through mortgage-backed securities. First Defiance did not have any off-balance sheet derivative securities at December 31, 2013.

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

The carrying value of securities at December 31, 2013 by contractual maturity is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Contractually Maturing								Total
		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1 - 5	Average	6-10	Average	Over 10	Average
	Year	Rate	Years	Rate	Years	Rate	Years	Rate	Amount	Yield
	(Dollars in Thousands)
Mortgage-backed securities	$6,088	3.54%	$17,057	3.36%	$11,061	3.21%	$5,362	3.03%	$39,568	3.30%
CMOs	9,646	3.33	27,274	3.05	16,840	2.71	5,293	2.53	59,052	2.95
U.S. government and federal agency obligations	-	-	-	-	5,000	1.80	-	-	5,000	1.80
Obligations of states and political subdivisions (1)	135	4.79	4,343	3.42	30,876	3.44	42,516	3.84	77,870	3.66
Trust preferred stock and preferred stock	-	-	-	-	17	-	3,247	2.38	3,264	2.37
Corporate bonds	2,000	1.04	3,854	0.64	3,000	1.16	-	-	8,854	0.90
Total	$17,869		$52,528		$66,794		$56,418		$193,608
Unamortized premiums/ (discounts)									3,550
Unrealized gain on securities available for sale									1,399
Total									$198,557
(1)	Tax exempt yield based on effective tax rate of 35%. Actual coupon rate is approximately equal to the weighted average rate disclosed in the table times 65%.

The carrying value of investment securities is as follows:

	December 31
	2013	2012	2011
	(In Thousands)
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$4,921	$11,069	$17,085
U.S. treasury bonds	-	1,002	2,010
Obligations of state and political subdivisions	80,220	82,611	71,503
CMOs, REMICS and mortgage-backed securities	101,133	88,927	132,619
Trust preferred stock and preferred stock	2,954	1,608	1,450
Corporate bonds	8,942	8,884	8,252
Total	$198,170	$194,101	$232,919

Held-to-maturity securities:
Mortgage-backed securities	$201	$291	$353
Obligations of state and political subdivisions	186	217	308
Total	$387	$508	$661

For additional information regarding First Defiance’s investment portfolio, refer to Note 5 – Investment Securities to the consolidated financial statements.

Interest-Bearing Deposits

The Company had $143.0 million and $91.0 million in overnight investments at the Federal Reserve at December 31, 2013 and 2012, respectively, which amount is included in interest-bearing deposits. First Defiance had interest-earning deposits in the FHLB of Cincinnati and other financial institutions amounting to $2.3 million and $1.7 million at December 31, 2013 and 2012, respectively.

Residential Loan Servicing Activities

Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on the Company’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At December 31, 2013, First Federal serviced 14,319 loans totaling $1.37 billion. The vast majority of the loans serviced for others are fixed rate conventional mortgage loans. The Company primarily sells its loans to Freddie Mac, Fannie Mae and FHLB.  At December 31, 2013, 60.50%, 38.48% and 0.88% of the Company’s sold loans were to Freddie Mac, Fannie Mae and FHLB, respectively.

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans, at various interest rates:

	December 31
	2013			2012			2011
			Percentage			Percentage			Percentage
	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate
	of	Principal	Principal	of	Principal	Principal	of	Principal	Principal
Rate	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
	(Dollars in Thousands)

Less than 3.00%	1,901	$220,376	16.07%	1,182	$148,144	11.15%	109	$12,501	0.98%
3.00% -3.99%	4,771	544,512	39.71	3,822	454,634	34.22	1,693	208,158	16.39
4.00% -4.99%	3,508	333,469	24.32	3,597	346,528	26.08	4,485	476,007	37.47
5.00% - 5.99%	2,537	177,999	12.98	3,218	243,077	18.29	4,457	370,355	29.15
6.00% - 6.99%	1,316	80,457	5.87	1,746	116,855	8.79	2,383	177,353	13.96
7.00% and over	286	14,428	1.05	362	19,479	1.47	449	26,013	2.05
Total	14,319	$1,371,241	100.00%	13,927	$1,328,717	100.00%	13,576	$1,270,387	100.00%

Loan servicing fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company as of the dates shown.

	December 31
	2013				2012				2011
				% of				% of				% of
		% of	Unpaid	Unpaid		% of	Unpaid	Unpaid		% of	Unpaid	Unpaid
	Number	Number	Principal	Principal	Number	Number	Principal	Principal	Number	Number	Principal	Principal
Maturity	of Loans	of Loans	Amount	Amount	of Loans	of Loans	Amount	Amount	of Loans	of Loans	Amount	Amount
	(Dollars in Thousands)

1–5 years	846	5.91%	$19,593	1.43%	507	3.64%	$10,537	0.79%	375	2.76%	$6,267	0.49%
6–10 years	1,009	7.05	52,404	3.82	4,030	28.94	395,066	29.73	1,677	12.35	72,700	5.72
11–15 years	4,340	30.31	420,362	30.66	1,391	9.99	134,916	10.16	3,326	24.50	310,369	24.43
16–20 years	1,704	11.90	158,467	11.56	1,846	13.25	163,929	12.34	1,026	7.56	99,650	7.84
21–25 years	1,218	8.51	102,844	7.50	1,370	9.84	60,618	4.56	2,347	17.29	220,429	17.35
More than 25 years	5,202	36.32	617,571	45.03	4,783	34.34	563,651	42.42	4,825	35.54	560,972	44.17
Total	14,319	100.00%	$1,371,241	100.00%	13,927	100.00%	$1,328,717	100.00%	13,576	100.00%	$1,270,387	100.00%

Lending Activities

General – A savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable collateral. Real estate is not considered “readily marketable collateral.” Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, a savings bank may lend to one borrower up to $500,000 “for any purpose.” At December 31, 2013, First Federal’s limit on loans-to-one borrower was $39.1 million and its five largest loans (including available lines of credit) or groups of loans to one borrower, including related entities, were $33.4 million, $30.4 million, $29.2 million, $27.0 million and $23.3 million. All of these loans or groups of loans were performing in accordance with their terms at December 31, 2013.

Loan Portfolio Composition – The net increase or (decrease) in net loans receivable over the prior year was $57.0 million, $44.7 million and ($24.6 million) at December 31, 2013, 2012, and 2011, respectively. The loan portfolio contains no foreign loans. The Company’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has identified lending for income generating rental properties as an industry concentration. Total loans for income generating property totaled $408.4 million at December 31, 2013, which represents 25.3% of the Company’s loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate:
Single family residential	$195,752	12.2%	$200,826	13.0%	$203,401	13.6%	$205,938	13.5%	$227,592	13.8%
Five or more family residential	148,952	9.2	122,275	7.9	126,246	8.4	120,534	7.9	103,169	6.3
Nonresidential real estate	670,666	41.6	675,110	43.7	649,746	43.3	646,478	42.2	703,721	42.8
Construction	86,058	5.3	37,788	2.5	31,552	2.1	30,340	2.0	48,625	3.0
Total real estate loans	1,101,428	68.3	1,035,999	67.1	1,010,945	67.4	1,003,290	65.6	1,083,107	65.9

Other:
Consumer finance	16,902	1.0	15,936	1.0	18,887	1.3	22,848	1.5	34,105	2.0
Commercial	388,236	24.1	383,817	24.9	349,053	23.2	369,959	24.2	379,408	23.1
Home equity and improvement	106,930	6.6	108,718	7.0	122,143	8.1	133,593	8.7	147,977	9.0
Total non-real estate loans	512,068	31.7	508,471	32.9	490,083	32.6	526,400	34.4	561,490	34.1
Total loans	1,613,496	100.0%	1,544,470	100.0%	1,501,028	100.0%	1,529,690	100.0%	1,644,597	100.0%
Less:
Loans in process	32,290		18,478		13,243		9,267		26,494
Deferred loan origination fees	758		735		709		920		981
Allowance for loan losses	24,950		26,711		33,254		41,080		36,547
Net loans	$1,555,498		$1,498,546		$1,453,822		$1,478,423		$1,580,575

In addition to the loans reported above, First Defiance had $9.1 million, $22.1 million, $13.8 million, $18.1 million, and $10.3 million in loans classified as held for sale at December 31, 2013, 2012, 2011, 2010 and 2009, respectively. The fair value of such loans, which are all single-family residential mortgage loans, approximated their carrying value for all years presented.

Contractual Principal, Repayments and Interest Rates – The following table sets forth certain information at December 31, 2013 regarding the dollar amount of gross loans maturing in First Defiance’s portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Years After December 31, 2013
	Due Less
	than 1	Due 1-2	Due 3-5	Due 5-10	Due 10-15	Due 15+	Total
	(In Thousands)
Real estate	$274,718	$124,116	$525,816	$95,005	$27,520	$54,253	$1,101,428
Non-real estate:
Commercial	253,764	48,475	81,270	4,727	-	-	388,236
Home equity and improvement	70,633	8,930	22,389	3,887	382	709	106,930
Consumer finance	7,201	4,274	5,237	167	23	-	16,902
Total	$606,316	$185,795	$634,712	$103,786	$27,925	$54,962	$1,613,496

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

The following table sets forth the dollar amount of gross loans due after one year from December 31, 2013 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In Thousands)

Real estate	$302,710	$524,000	$826,710
Commercial	120,499	13,973	134,472
Other	45,137	861	45,998
	$468,346	$538,834	$1,007,180

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

A commercial loan application is first reviewed and underwritten by one of the commercial loan officers, who may approve credits within their lending limit. Another loan officer with limits sufficient to cover the exposure must approve credits exceeding an individual’s lending limit. All credits which exceed $100,000 in aggregate exposure must be presented for review or approval to the Senior Loan Committee comprised of senior lending personnel. Credits which exceed $2,000,000 in aggregate exposure must be presented for approval to the Executive Loan Committee.

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

Adjustable-rate loans represented 9.2% of First Defiance’s total originations of one-to-four family residential mortgage loans in 2013 compared to 7.1% and 5.4% during 2012 and 2011, respectively.

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

The following table shows total loans originated, loan reductions, and the net increase in First Defiance’s total loans and loans held for sale during the periods indicated:

	Years Ended December 31
	2013	2012	2011
	(In Thousands)
Loan originations:
Single family residential	$326,700	$546,773	$282,321
Multi-family residential	50,874	28,521	11,401
Non-residential real estate	113,999	191,742	125,884
Construction	67,530	33,557	29,189
Commercial	435,248	603,415	186,338
Home equity and improvement	41,552	32,684	19,063
Consumer finance	10,043	9,722	10,216
Total loans originated	1,045,946	1,446,414	664,412
Loans purchased:	4,545	-	25,842
Loan reductions:
Loan pay-offs	205,254	299,479	227,812
Loans sold	315,812	514,351	266,580
Periodic principal repayments	473,343	580,919	228,810
	994,409	1,394,749	723,202
Net (decrease) increase in total loans and loans held for sale	$56,082	$51,665	$(32,948)

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

Delinquent Loans — The following table sets forth information concerning delinquent loans at December 31, 2013, in dollar amount and as a percentage of First Defiance’s total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts that are past due.

	30 to 59 Days		60 to 89 Days		90 Days and Over		Total
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

One to four family residential real estate	$2,045	0.12%	$594	0.04%	$1,394	0.09%	$4,033	0.25%
Nonresidential and Multi- family residential	1,420	0.09	1,410	0.09	5,936	0.36	8,766	0.54
Commercial	37	0.00	26	0.00	3,984	0.25	4,047	0.25
Construction	-	0.00	-	0.00	-	0.00	-	0.00
Home Equity and Improvement	1,153	0.07	153	0.01	413	0.03	1,719	0.11
Consumer Finance	131	0.01	-	0.00	-	0.00	131	0.01
Total	$4,786	0.29%	$2,183	0.14%	$11,727	0.73%	$18,696	1.16%

Overall, the level of delinquencies at December 31, 2013 has decreased from the levels at December 31, 2012, when First Defiance reported that 1.56% of its outstanding loans were at least 30 days delinquent. The level of total loans 90 or more days delinquent has decreased to 0.73% at December 31, 2013 from 0.84% at December 31, 2012. The level of total loans 60-89 days delinquent decreased to 0.14% at December 31, 2013 from 0.32% at December 31, 2012.  Overall, the level of loans that were 30 to 59 days past due past due decreased from 0.40% at December 31, 2012 to 0.29% at December 31, 2013. Management has assessed the collectability of all loans that are 90 days or more delinquent as part of its procedures in establishing the allowance for loan losses.

 Nonperforming Assets – All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collectability of additional interest is not expected. Generally, First Defiance places all loans more than 90 days past due on non-accrual status. First Defiance also places loans on non-accrual when the loan is paying as agreed but the Company believes the financial condition of the borrower is such that this classification is warranted. When a loan is placed on non-accrual status, total unpaid interest accrued to date is reversed. Subsequent payments are generally applied to the outstanding principal balance but may be recorded as interest income, depending on the assessment of the ultimate collectability of the loan. First Defiance considers that a loan is impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. First Defiance measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if collateral dependent. If the estimated recoverability of the impaired loan is less than the recorded investment, First Defiance will recognize impairment by allocating a portion of the allowance for loan losses on cash flow dependent loans and by charging off the deficiency on collateral dependent loans.

Loans originated by First Federal having principal balances of $57.3 million, $71.1 million and $47.9 million were considered impaired as of December 31, 2013, 2012 and 2011, respectively. The decrease in impaired loans from 2012 to 2013 is mainly due to a concerted effort by management and the lending staff to work specific credits out of the bank or back to performing status.  These amounts of impaired loans exclude large groups of small-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage, consumer installment and credit card loans. There was $2.1 million of interest received and recorded in income during 2013 related to impaired loans. There was $1.3 million and $1.6 million recorded in 2012 and 2011, respectively. Unrecorded interest income based on the loan’s contractual terms on these impaired loans and all non-performing loans in 2013, 2012 and 2011 was $1.1 million, $2.5 million, and $2.3 million, respectively. The average recorded investment in impaired loans during 2013, 2012 and 2011 (excluding loans accounted for under FASB ASC Topic 310 Subtopic 30) was $64.7 million, $53.3 million and $61.0 million, respectively. The total allowance for loan losses related to these loans was $1.4 million, $1.5 million, and $7.2 million at December 31, 2013, 2012 and 2011, respectively.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. First Defiance also repossesses other assets securing loans, consisting primarily of automobiles. When such property is acquired it is recorded at fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed. Valuations are periodically performed by management and a write-down of the value is recorded with a corresponding charge to operations if it is determined that the carrying value of property exceeds its estimated net realizable value. During 2013, First Defiance recognized $740,000 of expense related to write-downs in value of real estate acquired by foreclosure. The balance of real estate owned at December 31, 2013 was $5.9 million.

As of December 31, 2013, First Defiance’s total non-performing loans amounted to $27.8 million or 1.76% of total loans (net of undisbursed loan funds and deferred fees and costs), compared to $32.6 million or 2.14% of total loans, at December 31, 2012.  Non-performing loans are loans which are more than 90 days past due or on nonaccrual. The nonperforming loan balance includes $23.8 million of loans originated by First Federal also considered impaired or acquired loans accounted for under Topic 310 Subtopic 30.

The following table sets forth the amounts and categories of First Defiance’s non-performing assets (excluding impaired loans not considered non-performing) and troubled debt restructurings at the dates indicated.

	December 31
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Nonperforming loans:
One to four family residential real estate	$3,273	$3,602	$3,890	$7,232	$5,349
Nonresidential and multi-family residential real estate	15,834	23,090	28,150	21,737	24,042
Commercial	8,327	5,661	6,884	11,547	10,615
Construction	-	-	-	64	675
Home Equity and Improvement	413	217	394	446	451
Consumer finance	-	-	10	14	59
Total nonperforming loans	27,847	32,570	39,328	41,040	41,191

Real estate owned	5,859	3,805	3,608	9,591	13,413
Other repossessed assets	-	-	20	-	114
Total repossessed assets	5,859	3,805	3,628	9,591	13,527

Total nonperforming assets	$33,706	$36,375	$42,956	$50,631	$54,718

Restructured loans, accruing	$27,630	$28,203	$3,380	$6,001	$6,715

Total nonperforming assets as a percentage of total assets	1.58%	1.78%	2.08%	2.49%	2.66%
Total nonperforming loans as a percentage of total loans*	1.76%	2.14%	2.64%	2.70%	2.55%
Total nonperforming assets as a percentage of total loans plus REO*	2.12%	2.38%	2.88%	3.70%	3.77%
Allowance for loan losses as a percent of total nonperforming assets	74.02%	73.43%	77.41%	81.14%	66.79%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

Allowance for Loan Losses – First Defiance maintains an allowance for loan losses to absorb probable incurred credit losses in the loan portfolio. The allowance for loan loss is made up of two components.  The first is a general reserve, which is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolio based on quantitative and qualitative factors.  Quantitative factors are primarily the historical loss experience of the portfolio for the most recent three years.  Qualitative factors that may lead the Company to add additional general reserves on the non-impaired loan portfolio include such things as: changes in international, national and local economic business conditions, changes in the value of underlying collateral for collateral dependent loans, changes in the political and regulatory environment and changes in the trends of the loan portfolio.

 The second component of the allowance for loan loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual credits.  In evaluating the adequacy of its allowance each quarter, management grades all loans in the commercial portfolio. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors.  If the loan is cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows.  If the loan is collateral dependent, then any shortfall is usually charged off.  The Company also considers the impacts of any Small Business Association or Farm Service Agency guarantees. An internal loan review of all loan relationships between $250,000 and $1,000,000 is performed annually.  Management also engages a third-party to do an annual review of all loan relationships in excess of $1,000,000. Both of these loan reviews, among other things, independently assess management’s loan grades.

Loans charged-off are charged against the allowance when such loans meet the Company’s established policy on loan charge-offs and the allowance itself is adjusted quarterly by recording a provision for loan losses. As such, actual losses and losses provided for should be approximately the same if the overall quality, composition and size of the portfolio remained static. To the extent that the portfolio grows at a rapid rate or overall quality deteriorates, the provision generally will exceed charge-offs, as in 2009 and 2010. However, in certain circumstances, as in 2011 through 2013, net charge-offs may exceed the provision for loan losses when management determines that loans previously provided for in the allowance for loan losses are uncollectible and should be charged off or as overall credit improves. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowances may be necessary, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

At December 31, 2013, First Defiance’s allowance for loan losses amounted to $25.0 million compared to $26.7 million at December 31, 2012. The following table sets forth the activity in First Defiance’s allowance for loan losses during the periods indicated.

	Years Ended December 31
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Allowance at beginning of year	$26,711	$33,254	$41,080	$36,547	$24,592
Provision for credit losses	1,824	10,924	12,434	23,177	23,232
Allowance acquired in acquisitions	-	-	-	-	-
Charge-offs:
Single family residential real estate	(643)	(2,515)	(2,753)	(3,092)	(2,281)
Commercial real estate and multi-family	(2,475)	(11,319)	(13,150)	(9,928)	(5,799)
Commercial	(1,230)	(4,047)	(4,398)	(5,118)	(2,664)
Consumer finance	(94)	(133)	(95)	(124)	(320)
Home equity and improvement	(757)	(1,165)	(1,052)	(1,066)	(762)
Total charge-offs	(5,199)	(19,179)	(21,448)	(19,328)	(11,826)
Recoveries	1,614	1,712	1,188	684	549
Net charge-offs	(3,585)	(17,467)	(20,260)	(18,644)	(11,277)
Ending allowance	$24,950	$26,711	$33,254	$41,080	$36,547

Allowance for loan losses to total non-performing loans at end of year	89.60%	82.01%	84.56%	100.10%	88.73%
Allowance for loan losses to total loans at end of year*	1.58%	1.75%	2.24%	2.70%	2.26%
Allowance for loan losses to net charge-offs for the year	695.96%	152.92%	164.14%	220.34%	324.08%
Net charge-offs for the year to average loans	0.23%	1.18%	1.41%	1.21%	0.70%
* Total loans are net of undisbursed loan funds and deferred fees and costs.

The provision for credit losses has decreased in 2013 and 2012 from previous years due to improved credit quality of the loan portfolio.  Charge-offs trended downward in 2013. Management anticipates a stable to lower level of net charge-offs in 2014 compared to 2013 and feels that the level of the allowance for loan losses at December 31, 2013 is sufficient to cover the estimated losses incurred but not yet recognized in the loan portfolio.

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see “Lending Activities-Loan Portfolio Composition.”

	December 31
	2013		2012		2011		2010		2009
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars in Thousands)
Single family residential and construction	$2,981	17.5%	$3,581	15.5%	$4,158	15.7%	$6,029	15.5%	$6,048	16.8%
Nonresidential and Multi-family residential real estate	14,508	50.8	14,899	51.6	20,490	51.7	22,355	50.1	18,876	49.1
Other:
Commercial loans	5,678	24.1	6,325	24.9	6,576	23.2	10,871	24.2	9,444	23.1
Consumer and home equity and improvement loans	1,783	7.6	1,906	8.0	2,030	9.4	1,825	10.2	2,179	11.0
	$24,950	100.0%	$26,711	100.0%	$33,254	100.0%	$41,080	100.0%	$36,547	100.0%

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

Deposits – First Defiance’s deposits are attracted principally from within First Defiance’s primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.

To supplement its funding needs, First Defiance also utilizes the national market for Certificates of Deposit. Such deposits have maturities ranging from one to thirty-five months. These deposits are issued at the current rates available to customers in our market areas. The total balance of national certificates of deposit was $0 and $2.0 million at December 31, 2013 and 2012, respectively.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$308,591	-	$266,913	-	$231,343	-
Interest bearing demand deposits	677,903	0.17%	629,568	0.20%	592,093	0.36%
Savings deposits	179,041	0.05	164,508	0.07	153,318	0.16
Time deposits	496,360	0.95	558,648	1.21	613,374	1.60
Totals	$1,661,895	0.36%	$1,619,637	0.50%	$1,590,128	0.77%

The following table sets forth the maturities of First Defiance’s retail certificates of deposit having principal amounts greater than $100,000 at December 31, 2013 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2014	$28,608
June 30, 2014	28,862
September 30, 2014	30,192
December 31, 2014	15,194
After December 31, 2014	69,598
Total retail certificates of deposit with balances greater than $100,000	$172,454

At December 31, 2013, the Company had total deposits having principal amounts greater than $250,000 of $393.0 million.

The following table details the deposit accrued interest payable as of December 31:

	2013	2012
	(In Thousands)

Interest bearing demand deposits and money market accounts	$14	$13
Certificates of deposit	34	58
	$48	$71

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

The following table sets forth certain information as to First Defiance’s FHLB advances and other borrowings at the dates indicated.

	December 31
	2013	2012	2011
	(Dollars in Thousands)
Long-term:
FHLB advances	$22,520	$12,796	$81,841
Weighted average interest rate	2.36%	2.80%	3.66%

Short-term:
Securities sold under agreement to repurchase	$51,919	$51,702	$60,386
Weighted average interest rate	0.31%	0.63%	0.92%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s long-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2013	2012	2011
	(Dollars in Thousands)
Long-term:
FHLB advances:
Maximum balance	$22,765	$81,838	$116,882
Average balance	16,569	66,121	93,652
Weighted average interest rate	2.62%	3.67%	3.43%

The following table sets forth the maximum month-end balance and average balance of First Defiance’s short-term FHLB advances and other borrowings during the periods indicated.

	Years Ended December 31
	2013	2012	2011
	(Dollars in Thousands)
Short-term:
FHLB advances:
Maximum balance	$50,000	$-	$-
Average balance	1,164	-	16
Weighted average interest rate	0.09%	-	0.17%
Securities sold under agreement to repurchase:
Maximum balance	$57,182	$57,050	$61,240
Average balance	50,877	53,171	56,495
Weighted average interest rate	0.44%	0.70%	0.94%

First Defiance borrows funds under a variety of programs at the FHLB. As of December 31, 2013, there was $22.5 million outstanding under various long-term FHLB advance programs. First Defiance utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. At December 31, 2013 and December 31, 2012, no outstanding balances existed under First Defiance’s Cash Management Advance Line of Credit.  The total available under this line is $15.0 million. Additionally, First Defiance has $100.0 million available under a REPO line of credit. Amounts are generally borrowed under these lines on an overnight basis. First Federal’s total borrowing capacity at the FHLB is limited by various collateral requirements. Eligible collateral includes mortgage loans, home equity loans, non-mortgage loans, cash, and investment securities. At December 31, 2013, other than amounts available on the REPO and Cash Management line, First Federal had additional borrowing capacity with the FHLB of $428.7 million as a result of these collateral requirements.

As a member of the FHLB of Cincinnati, First Federal must maintain a minimum investment in the capital stock of that FHLB in an amount defined in the FHLB’s regulations. First Federal is permitted to own stock in excess of the minimum requirement and is in compliance with the minimum requirement with an investment in stock of the FHLB of Cincinnati of $19.3 million at December 31, 2013. First Federal also acquired $2.0 million in stock of the FHLB of Indianapolis from the Pavilion acquisition, which had a balance of $1.3 million at December 31, 2012. The balance of this stock was $10,000 at December 31, 2013.

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

                Subordinated Debentures - In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. Trust Affiliate II was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%.  The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.75% and 1.89% as of December 31, 2013 and 2012 respectively.

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

In October 2005, the Company formed an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”) that issued $20 million of Trust Preferred Securities. In connection with the transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate I are the sole assets of the trust. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%, or 1.63% and 1.77% as of December 31, 2013 and 2012 respectively.

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

Repurchase of Preferred Shares related to the Capital Purchase Program

                In June 2012, the U.S. Treasury sold its preferred shares of the Company through a public offering structured as a modified Dutch auction.  The Company bid on its preferred shares in the auction after receiving approval from its regulators.  The clearing price per preferred share was $962.66 (compared to a par value of $1,000.00 per share) and the Company was successful in repurchasing 16,560 of the 37,000 preferred shares outstanding through the auction process.  The Company also acquired an additional 19,440 preferred shares in the secondary market prior to the end of the second quarter of 2012.  The remaining 1,000 outstanding preferred shares were purchased at par value on July 18, 2012.  The clearing prices per preferred share purchased in the secondary market were as follows: 1,100 shares at $997.50, 2,500 shares at $1,000.00 and 16,840 shares at $998.75.

The net balance sheet impact of the repurchase was a reduction to stockholders’ equity of $36.4 million which is comprised of a decrease in preferred shares of $37.0 million and a $642,000 increase to retained earnings related to the discount on the shares repurchased, which is also included in net income applicable to common shares for purposes of calculating earnings per share.

Included in the 2012 operating results is $181,000 of costs incurred by the Company related to the U.S. Treasury’s offering.  These costs were not tax-deductible.

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

Employees

First Defiance had 549 employees at December 31, 2013. None of these employees are represented by a collective bargaining agent, and First Defiance believes that it maintains good relationships with its personnel.

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

Regulation

General – First Defiance and First Federal are subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Board (“Federal Reserve”). Because the FDIC insures First Federal’s deposits, First Federal is also subject to examination and regulation by the FDIC. First Defiance and First Federal must file periodic reports with the Federal Reserve and the OCC and examinations are conducted periodically by the Federal Reserve, OCC and the FDIC to determine whether First Defiance and First Federal are in compliance with various regulatory requirements and are operating in a safe and sound manner. First Federal is subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, and, in the case of First Federal, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of First Federal to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent First Federal lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

First Defiance is also subject to various Ohio laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

Regulatory Capital Requirements –First Federal is required by regulations to meet certain minimum capital requirements. Current capital requirements call for core capital of 4.0% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital of 8.0% of risk-weighted assets.

The following table sets forth the amount and percentage level of regulatory capital of First Federal at December 31, 2013, and the amount by which it exceeds the minimum capital requirements. Tier 1 capital is reflected as a percentage of adjusted total assets. Tier 1 capital to risk-weighted assets and total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets, excluding the collateralized debt obligation securities, are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.  The collateralized debt obligations securities are subject to the dollar-for-dollar capital requirement.

			Minimum Required for		Minimum Required for Well
	Actual		Adequately Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$246,258	11.86%	$83,045	4.0%	N/A	N/A
First Federal	$235,699	11.36%	$82,978	4.0%	$103,722	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$246,258	13.98%	$70,473	4.0%	N/A	N/A
First Federal	$235,699	13.39%	$70,418	4.0%	$105,627	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$268,317	15.23%	$140,947	8.0%	N/A	N/A
First Federal	$257,741	14.64%	$140,836	8.0%	$176,046	10.0%
(1)	Core capital is computed as a percentage of adjusted total assets of $2.08 billion and $2.07 billion for consolidated and First Federal, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.76 billion and $1.76 billion for consolidated and First Federal, respectively.

To be categorized as a well-capitalized institution, institutions need to maintain a tier 1 (core) capital ratio of 5%, a tier 1 capital to risk-weighted assets ratio of 6%, and a risk-based capital ratio of 10%. First Federal’s capital at December 31, 2013 meets the standards for a well-capitalized institution. There are no conditions or events since the most recent notification from any of the regulatory agencies regarding those capital standards that management believes have changed any of the well-capitalized categorizations of First Federal.  First Defiance does not have capital requirements at this time.

                Dividends - First Defiance’s payment of dividends to its shareholders is generally funded by the payment of dividends by the Subsidiaries. Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for the current year plus the preceding two calendar years.  First Federal paid $3.0 million and $37.0 million in dividends in 2013 and 2012, respectively.  First Insurance paid $1.5 million and $300,000 in dividends to First Defiance during 2013 and 2012, respectively.

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

Transactions with Insiders and Affiliates - Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” members of board of directors of the association with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. In addition, all related party transactions must be approved by the Company’s audit committee pursuant to NASDAQ Rule 5630, including loans made by financial institutions in the ordinary course of business. All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act (FRA) and the Federal Reserve’s (FRB) Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with the savings association. First Defiance and First Insurance are affiliates of First Federal.

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

Recent Developments

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

In addition to the CFPB’s authority over mortgage lending, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like First Defiance to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. First Defiance held its first such “say-on-pay” vote at its 2013 annual meeting of shareholders.

New Volcker Rules - On December 10, 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and the Commodity Futures Trading Commission (“Regulators”) adopted the final version of the Volcker Rule (“Final Volcker Rule”).  The Final Volcker Rule restricts United States banks from making certain kinds of speculative investments that do not benefit their customers. The Final Volcker Rule’s purpose is to put in place, as mandated under Section 619 of the Dodd-Frank Act, regulations to help avoid the financial crisis that occurred during the recent past.  The Final Volcker Rule is intended to effectively reduce risks posed to banking entities by proprietary trading activities and investments in or relationships with covered funds while permitting banking entities to continue to provide client-oriented financial services that are critical to capital generation and liquid markets.

On January 14, 2014, the Regulators issued an interim final rule (“Interim Final Volcker Rule”) regarding the treatment of certain collateralized debt obligations backed by trust preferred securities (“TruPS-backed CDOs”) under the Final Volcker Rule implementing Section 619 of the Dodd-Frank Act.  The Interim Final Volcker Rule, which does not technically amend the Final Volcker Rule but will operate as a “companion rule” to the Final Volcker Rule, specifies that the Final Volcker Rule’s covered fund restrictions do not apply to the ownership by a banking entity of an interest in, or sponsorship of, any issuer of TruPS-backed CDOs if certain conditions are met. Contemporaneously with the Regulators release of the Interim Final Volcker Rule, the Regulators issued a non-exclusive list of issuers of TruPS-backed CDOs that meet the requirements of the Interim Final Volcker Rule. The Interim Final Volcker Rule provides that a banking entity “may rely” on this list.

First Defiance owns eight collateralized debt obligations (“CDOs”).  Six of those CDOs were on the Regulators non-exclusive list or have no book value while the other two CDOs were deemed to be disallowed under the Interim Final Volcker Rule.  These two CDOs were subsequently sold on January 15, 2014.

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

New Proposed Capital Rules - On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to First Defiance and First Federal. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

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

Local Economic Conditions - First Defiance conducts its banking and insurance business primarily in northwest Ohio, northeast Indiana and southeast Michigan.  Unemployment rates for most of the counties within our geographic market area are above the median rate for the United States and above the median rates for the states of Ohio, Indiana, and Michigan.  As reported for December 2013, the 14 counties in which our offices are located had unemployment rates between 5.2% and 11.5%, and 10 either stayed the same or experienced an improvement in their unemployment rate in 2013 compared to 2012.  However, real estate values in certain First Defiance’s markets are still unstable and may continue to be so in 2014. While the Company has seen improvement in the unemployment rates in its market areas and housing values starting to recover, high unemployment and unstable real estate values could have a negative impact on the Company’s earnings and financial condition because:

•	more borrowers are unable to make payments on their loans;

•	the value of collateral securing loans has declined; and

•	the overall quality of the loan portfolio has declined.

General Economic Conditions - Dramatic declines in real estate values, along with high unemployment, disrupted the national credit and capital markets over the last several years.

While economic conditions are beginning to improve slightly, First Defiance continues to face the following risks:

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

Declining Real Estate Values - Approximately 74.9% of the loans in First Defiance’s portfolio are secured in whole or in part by real estate.  Because residential real estate prices have declined, some of our borrowers have mortgages that exceed the value of their homes. The decline in home values, coupled with the weakened economy, has increased defaults and foreclosures.  Commercial real estate values have also declined, and the owners of many income-producing properties are experiencing declines in their revenue, which may adversely affect their ability to repay their loans.  Foreclosures and resolutions of nonperforming loans require significant personnel resources and involve other costs that may increase our operating expenses.  Properties acquired through foreclosure or by deed in lieu of foreclosure are taking longer to sell in the current economy, which increases the Company’s expenses for managing, maintaining and insuring real estate owned.  If First Defiance is unable to sell properties at a price that will cover its expenses as well as the unpaid principal and interest on the loan, the resulting write-downs and losses will adversely affect First Defiance’s net income. The reduced levels of home sales have had a materially adverse effect on the prices achieved on the sale of foreclosed properties.  Further decline in home values may escalate these problems, resulting in higher delinquencies, greater charge-offs, and increased losses on the sale of foreclosed real estate in future periods.

Volatile Capital Markets - The capital and credit markets have experienced volatility and disruption.  In some cases, the markets have produced downward pressure on credit availability for certain issuers.  Continuing market disruption and volatility could have an adverse effect on the Company’s ability to access capital and on its business, financial condition and results of operations.

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

First Defiance’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include:
•	Actions by government regulators;
•	First Defiance’s announcements of developments related to its business;
•	Fluctuation in First Defiance’s results of operation;
•	Sales of substantial amounts of First Defiance’s securities into the marketplace; and
•	New reports of trends, concerns and other issues related to the financial services industry.

First Defiance’s loan portfolio includes a concentration of commercial real estate loans and commercial loans, which involve risks specific to real estate value and the successful operations of these businesses.

At December 31, 2013, First Federal’s portfolio of commercial real estate loans totaled $819.6 million, or approximately 50.8% of total loans.  First Federal’s commercial real estate loans typically have higher principal amounts than residential real estate loans, and many of our commercial real estate borrowers have more than one loan outstanding.  As a result, an adverse development on one loan can expose First Defiance to greater risk of loss on other loans.  Additionally, repayment of the loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic conditions and events outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

At December 31, 2013, First Federal’s portfolio of commercial loans totaled $388.2 million, or approximately 24.1% of total loans.  Commercial loans generally expose First Defiance to a greater risk of nonpayment and loss than commercial real estate or residential real estate loans since repayment of such loans often depends on the successful operations and income stream of the borrowers. First Federal’s commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower such as accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.

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

First Federal makes a number of assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, First Federal relies on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If its assumptions prove to be incorrect, First Federal’s allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to the allowance. In addition, bank regulators periodically review First Federal’s allowance and may require First Federal to increase its allowance. Material additions to the allowance and any loan losses that exceed First Federal’s reserves would materially adversely affect First Defiance’s results of operations and financial condition.

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

The earnings of financial institutions are affected by the regulations and policies of various regulatory authorities, including the Federal Reserve, which regulates the money supply, and the Federal Reserve which regulates the Company and OCC which regulates First Federal, and the FDIC, which regulates First Federal.  The Federal Reserve has extensive supervisory authority over the Company, affecting a comprehensive range of matters relating to ownership and control of First Defiance’s shares, First Defiance’s acquisition of other companies and businesses, permissible activities for the Company to engage in, maintenance of adequate capital levels and other aspects of operations.  These supervisory and regulatory powers are intended primarily for the protection for First Defiance’s depositors and customers and the deposit insurance fund, rather than First Defiance’s shareholders.

Comprehensive revisions to the regulatory capital framework were finalized by the FRB, OCC, and FDIC in 2013.  Included within those revisions is Basel III, which incorporates changes made by the Basel Committee on Banking Supervision to the Basel Capital framework in addition to implementing relevant provisions of the Dodd-Frank Act. Basel III specifically revises what qualifies as regulatory capital, raises minimum requirements and introduces the concept of additional capital buffers. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions.  In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2013, First Federal conducted its business from its main office at 601 Clinton Street, Defiance, Ohio, and thirty-one other full service banking centers in northwest Ohio, northeast Indiana and southeast Michigan. First Insurance conducted its business from leased office space at 419 5th Street, Suite 1200, Defiance, Ohio; 209 West Poe Road, Bowling Green, Ohio; 926 East High Street, Bryan, Ohio; 1755 Indian Wood Circle, Maumee, Ohio and 4350 Navarre Ave, Oregon, Ohio.

In September 2013, First Federal closed its branch on 926 E. High Street, Bryan, Ohio.  This building is owned by First Federal.

In October 2013, First Insurance closed its insurance office on 214 N. Defiance St., Archbold, Ohio.  This was a leased facility.

First Defiance maintains its headquarters in the main office of First Federal at 601 Clinton Street, Defiance, Ohio. Back-office operation departments, including information technology, loan processing and underwriting, deposit processing, accounting and risk management are headquartered in an operations center located at 25600 Elliott Road, Defiance, Ohio.

The following table sets forth certain information with respect to the offices and other properties of the Company at December 31, 2013. See Note 9 to the Consolidated Financial Statements.

	Leased/	Net Book Value
Description/address	Owned	of Property	Deposits
		(In Thousands)
Main Office, First Federal
601 Clinton St., Defiance, OH	Owned	$4,476	$220,886
Operations Center
25600 Elliott Rd., Defiance, OH	Owned	5,311	N/A
Mobile Banking
1011 W. Beecher St., Adrian, MI	Owned	190	N/A
Branch Offices, First Federal
204 E. High St., Bryan, OH*	Owned	649	134,120
211 S. Fulton St., Wauseon, OH	Owned	437	52,457
625 Scott St., Napoleon, OH	Owned	999	68,800
1050 East Main St., Montpelier, OH	Owned	347	39,415
926 East High St., Bryan, OH*	Owned	87	-
1800 Scott St., Napoleon, OH	Owned	1,269	28,394
1177 N. Clinton St., Defiance, OH	Owned, Land Lease Leased	875	38,915
905 N. Williams St., Paulding, OH	Owned	738	61,033
201 E. High St., Hicksville, OH	Owned	346	30,422
3900 N. Main St., Findlay, OH	Owned	937	47,654
11694 N. Countyline St., Fostoria, OH	Owned	638	40,681
1226 W. Wooster, Bowling Green, OH	Owned	979	101,144
301 S. Main St., Findlay, OH	Owned	960	56,849
405 E. Main St., Ottawa, OH	Owned	324	88,830
124 E. Main St., McComb, OH	Owned	186	19,862
7591 Patriot Dr., Findlay, OH	Owned	1,115	35,557
417 W Dussell Dr., Maumee, OH	Owned, Land Lease	830	53,861
230 E. Second St., Delphos, OH	Owned	989	95,362
105 S. Greenlawn Ave., Elida, OH	Owned	319	47,180
2600 Allentown Rd., Lima, OH	Owned	770	45,466
22020 W. State Rt. 51, Genoa, OH	Owned	829	30,908
3426 Navarre Ave., Oregon, OH	Owned	910	29,771
1077 Louisiana Ave., Perrysburg, OH	Owned	1,070	30,963
2565 Shawnee Rd., Lima, OH	Owned	1,406	70,821
1595 Dupont Rd., Fort Wayne, IN	Leased	28	21,388
135 South Main St., Glandorf, OH	Leased	-	16,149
300 N. Main St., Adrian, MI	Owned	704	64,288
1701 W. Maumee St., Adrian, MI	Owned	160	45,320
211 W. Main St., Morenci, MI	Owned	159	28,771
539 S. Meridian, Hudson, MI	Owned	555	39,935
1449 W. Chicago Blvd., Tecumseh, MI	Owned	1,472	45,946
1200 North Main St., Bowling Green OH	Owned	1,644	4,644

First Insurance Group
419 5th Street, Suite 1200, Defiance, OH	Leased	17	N/A
209 West Poe Road, Bowling Green, OH	Leased	8	N/A
926 E. High Street, Bryan, OH	Leased	-	N/A
1755 Indian Wood Circle, Maumee, OH	Leased	-	N/A
4350 Navarre Ave, Oregon, OH	Leased	-	N/A
		$32,733	$1,735,792

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on The NASDAQ Global Select Market under the symbol “FDEF.” As of February 21, 2014, the Company had 2,020 shareholders of record.

The table below shows the reported high and low sales prices of the common shares and cash dividends declared per common share during the periods indicated in 2013 and 2012.

	Years Ending
	December 31, 2013			December 31, 2012
	High	Low	Dividend	High	Low	Dividend

Quarter ended:
March 31	$23.75	$18.42	$0.10	$17.76	$14.41	$0.05
June 30	23.75	20.80	0.10	17.46	15.23	0.05
September 30	28.46	22.49	0.10	18.06	15.80	0.05
December 31	27.25	23.31	0.10	19.38	15.75	0.05

The line graph below compares the yearly percentage change in cumulative total shareholder return on First Defiance common shares and the cumulative total return of the NASDAQ Composite Index, the SNL NASDAQ Bank Index and the SNL Midwest Thrift Index. An investment of $100 on December 31, 2008, and the reinvestment of all dividends are assumed. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
First Defiance Financial Corp.	100.00	153.53	161.82	199.10	265.02	364.68
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48
SNL Midwest Thrift	100.00	84.23	68.28	60.23	77.87	96.03

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended December 31, 2013:

			Total Number of
			Shares Purchased	Maximum Number of
			as Part of	Shares (or Approximate
	Total Number of	Average Price	Publicly	Dollar Value) that May
	Shares	Paid Per	Announced Plans	Yet Be Purchased Under
Period	Purchased	Share	or Programs (1)	the Plans or Programs (2)
October 1 – October 31, 2013	-	$-	-	-
November 1 – November 30, 2013	23,127	25.16	23,127	465,873
December 1 – December 31, 2013	47,839	25.89	47,839	418,034
Total	70,966	$25.65	70,966	418,034

(1)	The reported shares were repurchased pursuant to First Defiance’s publicly announced stock repurchase program, which became effective September 30, 2013. Up to 489,000 shares were authorized to be purchased under the program. There is no expiration date for the program.

(2)	The number of shares shown represents, as of the end of each period, the maximum number of shares of common stock that may yet be purchased under publicly announced stock repurchase programs. The shares may be purchased, from time to time, depending on market conditions.

Item 6.        Selected Financial Data

The following table is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2013. The following consolidated selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	As of and For the Year Ended December 31
	2013	2012	2011	2010	2009
	(Dollars in Thousands, Except Per Share Data
Financial Condition:
Total assets	$2,137,148	$2,046,948	$2,068,190	$2,035,517	$2,057,523
Investment securities	198,557	194,609	233,580	166,091	139,378
Loans receivable, net	1,555,498	1,498,546	1,453,822	1,478,423	1,580,575
Allowance for loan losses	24,950	26,711	33,254	41,080	36,547
Nonperforming assets (1)	33,706	36,375	42,956	50,631	54,718
Deposits and borrowers’ escrow balances	1,737,311	1,668,945	1,597,643	1,576,356	1,580,891
FHLB advances	22,520	12,796	81,841	116,885	146,927
Stockholders’ equity	272,147	258,128	278,127	240,331	234,086
Share Information:
Basic earnings per share	2.28	1.86	1.44	0.75	0.64
Diluted earnings per share	2.19	1.81	1.42	0.75	0.63
Book value per common share	27.91	26.44	24.74	25.00	24.26
Tangible book value per common share	21.22	19.63	17.78	17.16	16.44
Cash dividends per common share	0.40	0.20	0.05	-	0.295
Dividend payout ratio	17.45%	10.75%	3.47%	NM	46.09%
Weighted average diluted shares outstanding	10,171	9,998	9,540	8,153	8,196
Shares outstanding end of period	9,720	9,729	9,726	8,118	8,118
Operations:
Interest income	$74,781	$80,943	$87,067	$95,865	$100,579
Interest expense	7,170	11,937	17,186	25,702	33,257
Net interest income	67,611	69,006	69,881	70,163	67,322
Provision for loan losses	1,824	10,924	12,434	23,177	23,232
Non-interest income	30,570	34,374	27,516	27,590	26,295
Non-interest expense	64,844	65,780	62,764	63,463	60,524
Income before tax	31,513	26,676	22,199	11,113	9,861
Federal income tax	9,278	8,012	6,665	3,005	2,667
Net Income	22,235	18,664	15,534	8,108	7,194
Performance Ratios:
Return on average assets	1.08%	0.90%	0.75%	0.39%	0.36%
Return on average equity	8.39%	6.99%	5.89%	3.40%	3.09%
Interest rate spread (2)	3.65%	3.64%	3.69%	3.68%	3.50%
Net interest margin (2)	3.76%	3.81%	3.88%	3.89%	3.76%
Ratio of operating expense to average total assets	3.16%	3.19%	3.05%	3.09%	2.99%
Efficiency ratio (3)	64.81%	63.93%	63.62%	63.89%	61.50%
Capital Ratios:
Equity to total assets at end of period	12.73%	12.61%	13.45%	11.81%	11.38%
Tangible common equity to tangible assets at end of period	9.94%	9.64%	8.65%	7.06%	6.69%
Average equity to average assets	12.92%	12.95%	12.82%	11.62%	11.49%
Asset Quality Ratios:
Nonperforming assets to total assets at end of period (1)	1.58%	1.78%	2.08%	2.49%	2.66%
Allowance for loan losses to total loans*	1.58%	1.75%	2.24%	2.70%	2.26%
Net charge-offs to average loans	0.23%	1.18%	1.41%	1.21%	0.70%

(1)	Nonperforming assets consist of non-accrual loans that are contractually past due 90 days or more and real estate, mobile homes and other assets acquired by foreclosure or deed-in-lieu thereof.
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

First Federal is a federally chartered stock savings bank that provides financial services to communities based in northwest Ohio, northeast Indiana, and southeastern Michigan where it operates 32 full service banking centers in 12 northwest Ohio counties, 1 northeast Indiana county, and 1 southeastern Michigan county.

First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network.

               First Insurance sells a variety of property and casualty, group health and life and individual health and life insurance products. First Insurance is an insurance agency that does business in the Defiance, Bryan, Bowling Green, Maumee and Oregon, Ohio areas.  On July 1, 2011, the Company completed its acquisition of Payak-Dubbs Insurance Agency, Inc. (“PDI”), an independent property and casualty insurance agency with two office locations based in Maumee, Ohio and Oregon, Ohio for a cash price of $4.8 million.  PDI was merged into First Insurance.  See Note 3 – Acquisitions in the Notes to the Financial Statements.

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

Financial Condition

Assets at December 31, 2013 totaled $2.14 billion compared to $2.05 billion at December 31, 2012, an increase of $90.2 million or 4.4%. Cash and cash equivalents increased $42.5 million to $179.3 million at December 31, 2013 from $136.8 million at December 31, 2012. The increase in assets was due to an increase in the deposit base as of December 31, 2013.  The Company continues to deploy lower yielding overnight deposits into securities on the short to intermediate end of the yield curve until loan demand becomes more consistent.

Securities

                The securities portfolio increased $3.9 million to $198.6 million at December 31, 2013. The 2013 activity in the portfolio included $49.2 million of purchases, $19.4 million of amortization and maturities, $16.2 million of principal pay-downs and $4.0 million of securities being sold. There was a net decrease of $6.1 million in market value on available-for-sale securities. The Company also recorded $337,000 of other-than-temporary impairment on two collateralized debt obligations in 2013.  See Note 5 – Investment Securities in the Notes to the financial statements for additional information.

Loans

                Loans receivable, net of undisbursed loan funds and deferred fees and costs, increased $55.2 million to $1.58 billion at December 31, 2013. For more details on the loan balances, see Note 7 – Loans Receivable in the Notes to the Financial Statements.

The majority of First Defiance’s non-residential real estate and commercial loans are to small and mid-sized businesses. The combined commercial, non-residential real estate and multi-family real estate loan portfolios totaled $1.21 billion and $1.18 billion at December 31, 2013 and 2012, respectively, and accounted for approximately 74.9% and 76.5% of First Defiance’s loan portfolio at the end of those respective periods. First Defiance believes it has been able to establish itself as a leader in its market area in the commercial and commercial real estate lending area by hiring experienced lenders and providing a high level of customer service to its commercial lending clients.

                The one-to-four family residential portfolio totaled $195.8 million at December 31, 2013, compared with $200.8 million at the end of 2012. At the end of 2013, those loans comprised 12.1% of the total loan portfolio, down from 13.0% at December 31, 2012.

                Construction loans, which include one to four family and commercial real estate properties, increased to $86.1 million at December 31, 2013 compared to $37.8 million at December 31, 2012. These loans accounted for approximately 5.3% and 2.5% of the total loan portfolio at December 31, 2013 and 2012, respectively.

                Home equity and home improvement loans declined to $106.9 million at December 31, 2013, from $108.7 million at the end of 2012. At the end of 2013, those loans comprised 6.6% of the total loan portfolio, down from 7.0% at December 31, 2012.

                Consumer finance and mobile home loans were $16.9 million at December 31, 2013, up from $15.9 million at the end of 2012. These loans comprised just 1.1% and 1.0% of the total portfolio at December 31, 2013 and 2012, respectively.

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

When a collateral dependent loan is downgraded to classified status, First Federal reviews the most current appraisal on file and if necessary, based on First Federal’s assessment of the appraisal, such as age, market, etc, First Federal will discount this amount to a more appropriate current value based on inputs from lenders and realtors. This amount may then be discounted further by First Federal’s estimation of the selling costs.  In most instances, if the appraisal is more than twelve to fifteen months old, a new appraisal may be required. Finally, First Federal assesses whether there is any collateral short fall, taking into consideration guarantor support and liquidity, and determines if a charge off is necessary.

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

Loan modifications constitute a Troubled Debt Restructuring if First Federal for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. For  loans  that  are  considered  Troubled  Debt Restructurings, First Federal either computes  the  present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair  value  of  the  collateral.   For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a reserve in the allowance for loan and lease losses.  For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged off.  As of December 31, 2013 and December 31, 2012, First Federal Bank had $27.6 million and $28.2 million, respectively, of loans that were still performing and which were classified as Troubled Debt Restructurings.

Allowance for Loan Losses

                The allowance for loan losses represents management’s assessment of the estimated probable incurred credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of all commercial loan and commercial real estate loan relationships that exceed $1 million of aggregate exposure over a twelve month period. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

                The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb incurred credit losses within the existing loan portfolio in  the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the company sets aside reserves based on the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $1.4 million at December 31, 2013. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate.

Due to regulatory guidance, the Company no longer carries specific reserves on collateral dependent loans, and instead usually charges off any shortfall.  First Federal analyzes all loans on its classified and special mention lists at least quarterly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantor in determining the amount of impairment of individual loans and the charge off to be taken.

For purpose of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent weighted rolling twelve quarters ending December 31, 2013.

The stratification of the loan portfolio resulted in a quantitative general allowance of $11.2 million at December 31, 2013 compared to $14.4 million at December 31, 2012. The decrease in the quantitative allowance was due to a decrease in the historical loss factors relating to commercial, commercial real estate, residential and consumer loans.

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

The qualitative analysis at December 31, 2013 indicated a general reserve of $12.3 million compared with $10.8 million at December 31, 2012.  Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to increase several of the factors as a result of recent experience indicating continued declines in commercial real estate appraised values, rising interest rates in 2013 coupled with the forecast for continued higher rates in 2014, and slightly rising unemployment rates in several Northwest Ohio counties. While management believes that the overall economy and operating environment has generally stabilized in 2013 and the risk of a further significant contraction in the near term is low in our markets, management still anticipates that economic growth will be slow to moderate over the next twelve months. Management also anticipates that past due levels and classified loan levels will possibly fluctuate over the next several quarters but directionally trend toward improvement until a sustainable improvement in the economy and asset quality metrics can be realized. First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.25% for construction loans to 1.68% for nonresidential real estate loans.

                As a result of the quantitative and qualitative analysis, along with the change in specific reserves, the Company’s provision for loan losses for 2013 was $1.8 million compared to $10.9 million for 2012. The allowance for loan losses was $25.0 million at December 31, 2013 and $26.7 million at December 31, 2012 and represented 1.58% and 1.75% of loans, net of undisbursed loan funds and deferred fees and costs, respectively. That decrease was mainly the result of the lower quantitative factors driven by lower charge offs and improvement in overall credit risk profile as well as the overall higher balance of loans. The pace of the decline in real estate values has slowed and in some markets has stabilized. While some collateral dependent loans no longer have enough collateral value to support the outstanding balance Management believes it has processes in place to identify and assess market values. Management has expanded its credit monitoring functions even further beyond its traditionally strong focus. Additional asset review functions and more delinquent loan reporting requirements have been added to assist in this monitoring. Management will continually review credit concentrations by industry and has placed lower limits on lending within certain types of loan categories. Management has also segmented the commercial real estate portfolio to track the general performance of these segments to further refine the predictive process of identifying potential problem loans. The provision was offset by charge offs of $5.2 and recoveries of $1.6 million resulting in a decrease to the overall allowance for loan loss of $1.7 million.  In management’s opinion, the overall allowance for loan losses of $25.0 million as of December 31, 2013 is adequate.

                Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In 2013, First Defiance recorded real estate owned write-downs that totaled $740,000. These amounts were included in other non-interest expense. Management believes that the values recorded at December 31, 2013 for real estate owned and repossessed assets represent the realizable value of such assets.

                Total classified loans decreased to $55.6 million at December 31, 2013, compared to $78.1 million at December 31, 2012.

                First Defiance’s ratio of allowance for loan losses to non-performing loans was 89.6% at December 31, 2013 compared with 82.0% at December 31, 2012. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at December 31, 2013 are appropriate.

                At December 31, 2013, First Defiance had total non-performing assets of $33.7 million, compared to $36.4 million at December 31, 2012. Non-performing assets include loans that are 90 days past due, real estate owned and other assets held for sale.

                The decrease in non-performing loans between December 31, 2012 and December 31, 2013 is in non-residential and multi-family residential real estate. The balance of non-residential and multi-family residential real estate non-performing loans was $7.3 million higher at December 31, 2012 compared to December 31, 2013.  This was partially offset by an increase in commercial loans of $2.7 million from December 31, 2012 to December 31, 2013.

                Non-performing loans in the single-family residential, non-residential and multi-family residential real estate and commercial loan categories represent 1.67%, 1.93% and 2.14% of the total loans in those categories respectively at December 31, 2013 compared to 1.79%, 2.90% and 1.47% respectively for the same categories at December 31, 2012. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in 2013 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

For the twelve  months ended and as of December 31, 2013, commercial real estate, which represented 50.80% of total loans, accounted for 45.69% of net charge-offs and 56.86% of nonaccrual loans, and commercial loans, which represented 24.06% of total loans, accounted for 26.22% of net charge-offs and 29.90% of nonaccrual loans.  For the twelve months ended and as of December 31, 2012, commercial real estate, which represented 51.63% of total loans, accounted for 58.98% of net charge-offs and 70.89% of nonaccrual loans, and commercial loans, which represented 24.85% of total loans, accounted for 21.11% of net charge-offs and 17.38% of nonaccrual loans.

Table 1 – Net Charge-offs and Non-accruals by Loan Type

	For the Twelve Months Ended December 31, 2013		As of December 31, 2013
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$361	10.07%	$3,273	11.76%
Construction	-	0.00%	-	0.00%
Commercial real estate	1,638	45.69%	15,834	56.86%
Commercial	940	26.22%	8,327	29.90%
Consumer finance	14	0.39%	-	0.00%
Home equity and improvement	632	17.63%	413	1.48%
Total	$3,585	100.00%	$27,847	100.00%

	For the Twelve Months Ended December 31, 2012		As of December 31, 2012
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(in thousands)		(in thousands)
Residential	$2,338	13.38%	$3,602	11.06%
Construction	-	0.00%	-	0.00%
Commercial real estate	10,302	58.98%	23,090	70.89%
Commercial	3,688	21.11%	5,661	17.38%
Consumer finance	69	0.40%	-	0.00%
Home equity and improvement	1,070	6.13%	217	0.67%
Total	$17,467	100.00%	$32,570	100.00%

The following table sets forth information concerning the allocation of First Defiance’s allowance for loan losses by loan categories at December 31, 2013 and December 31, 2012.

Table 2 – Allowance for Loan Loss Allocation by Loan Category

	December 31, 2013		December 31, 2012
		Percent of		Percent of
		total loans		total loans
	Amount	by category	Amount	by category
	(dollars in thousands)
Residential	$2,847	12.13%	$3,506	13.00%
Construction	134	5.33%	75	2.45%
Commercial real estate	14,508	50.80%	14,899	51.63%
Commercial	5,678	24.06%	6,325	24.85%
Consumer	148	1.05%	147	1.03%
Home equity and improvement	1,635	6.63%	1,759	7.04%
	$24,950	100.00%	$26,711	100.00%

Loans Acquired with Impairment

Certain loans acquired had evidence that the credit quality of the loan had deteriorated since its origination and, in management’s assessment at the acquisition date, it was probable that First Defiance would be unable to collect all contractually required payments due. In accordance with FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, these loans were recorded based on management’s estimate of the fair value of the loans.

As of December 31, 2013, the total contractual receivable for those loans was $503,000 and the recorded value was $230,000.

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

                First Federal originates and retains a limited number of residential mortgage loans with loan-to-value ratios that exceed 80% where PMI is not required if the borrower possesses other demonstrable strengths. The loan-to-value ratios on these loans are generally limited to 85% and exceptions must be approved by First Federal’s senior loan committee. Management monitors the balance of one-to-four family residential loans, including home equity loans and committed lines of credit that exceed certain loan to value standards (90% for owner occupied residences, 85% for non-owner occupied residences and one-to-four family construction loans, 75% for developed land and 65% for raw land). Total loans that exceed those standards described above at December 31, 2013 totaled $43.7 million, compared to $45.2 million at December 31, 2012. These loans are generally paying as agreed.

                First Defiance does not make interest-only first-mortgage residential loans, nor does it have residential mortgage loan products or other consumer products that allow negative amortization.

Goodwill and Intangible Assets

Goodwill was $61.5 million at December 31, 2013 and 2012. No impairment of goodwill was recorded in 2013 or 2012. Core deposit intangibles and other intangible assets decreased to $3.5 million at December 31, 2013 compared to $4.7 million at December 31, 2012. During 2013, changes to the core deposit intangibles and other intangibles were due to the recognition of $1.2 million of amortization expense.

Deposits

                Total deposits at December 31, 2013 were $1.74 billion compared to $1.67 billion at December 31, 2012, an increase of $68.3 million or 4.1%. Non-interest bearing deposits increased $33.8 million or 10.7% while interest bearing deposits increased $34.5 million or 2.6%. Non-interest bearing checking accounts grew by $33.8 million, money market and interest bearing checking accounts grew by $51.1 million, and savings grew by $18.1 million while retail certificates of deposit declined by $32.7 million. Management periodically utilizes the national market for certificates of deposit to supplement its funding needs. The balance of national CD’s decreased to $0 at December 31, 2013, from $2.0 million at December 31, 2012. For more details on the deposit balances in general see Note 11 – Deposits.

Borrowings

                FHLB advances totaled $22.5 million at December 31, 2013 compared to $12.8 million at December 31, 2012. The balance at the end of 2013 includes $12.0 million of convertible advances with rates ranging from 2.35% to 3.04%. These advances are all callable by the FHLB, at which point they would convert to a three-month LIBOR advance if not paid off. Those advances have final maturity dates ranging from 2015 to 2018. In addition, First Defiance has two fixed-rate advances totaling $10.5 million with rates ranging from 1.78% to 4.10%.  The change in FHLB advances is the result of securing an advance in the third quarter of 2013 in order to match fund certain fixed rate loan requests.

                At December 31, 2013, First Defiance also had $51.9 million of securities that were sold with agreements to repurchase, compared to $51.7 million at December 31, 2012.

Capital Resources

                Total stockholders’ equity increased $14.0 million to $272.1 million at December 31, 2013. This increase is a result of net income of $22.2 million, partially offset by a decrease in the market value of the available-for-sale security portfolio in the amount of $3.7 million and $3.9 million in common stock dividends. On September 30, 2013, the Board of Directors authorized a new share repurchase program of up to 5%, or approximately 489,000 shares, of the common stock outstanding. During the fourth quarter 2013, 70,966 shares were repurchased, resulting in a $1.8 million decrease in stockholders’ equity, and a total of 39,330 stock options were exercised resulting in a $350,000 increase in stockholders’ equity. During 2012, no shares were repurchased, but a total of 500 stock options were exercised resulting in a $4,000 increase in stockholders’ equity.

Results of Operations

Summary

                First Defiance reported net income of $22.2 million for the year ended December 31, 2013 compared to $18.7 million and $15.5 million for the years ended December 31, 2012 and 2011, respectively. Net income applicable to common shares was $22.2 million in 2013 compared with $18.0 million in 2012 and $13.5 million in 2011. On a diluted per common share basis, First Defiance earned $2.19 in 2013, $1.81 in 2012 and $1.42 in 2011.

                First Defiance’s 2013 and 2012 net income of $22.2 million and $18.7 million respectively, did not include any acquisition related costs. The 2011 net income included $234,000 of acquisition related costs resulting from the PDI acquisition.  Excluding this item, core earnings were $22.2 million, $18.7 million and $15.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. On a diluted per share basis, core earnings amounted to $2.19, $1.81 and $1.43 for those same three periods.

Net Interest Income

                First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

                As demand for new lending opportunities increased modestly in 2013 coupled with a surge in deposits, the Company continued to invest some of its liquidity into investment securities.  This may continue into 2014 as management deems it appropriate within its liquidity strategy and consideration of overall loan demand and deposit growth.

                Net interest income was $67.6 million for the year ended December 31, 2013 compared to $69.0 million and $69.9 million for the years ended December 31, 2012 and 2011, respectively. The tax-equivalent net interest margin was 3.76%, 3.81% and 3.88% for the years ended December 31, 2013, 2012 and 2011, respectively. The margin was down slightly between 2012 and 2013. Interest-earning asset yields decreased 30 basis points (to 4.14% in 2013 from 4.44% in 2012) and the cost of interest bearing liabilities between the two periods decreased 30 basis points (to 0.49% in 2013 from 0.79% in 2012).

                Total interest income decreased by $6.1 million or 7.6% to $74.8 million for the year ended December 31, 2013 from $80.9 million for the year ended December 31, 2012. The decrease in interest income was due to a decline in asset yields, mainly as a result of a drop in yields on loans receivable which declined 46 basis points to 4.46% at December 31, 2013. Interest income from loans decreased to $68.1 million for 2013 compared to $72.6 million in 2012 which represents a decline of 6.3%.

                During the same period, the average balance of investment securities decreased to $191.0 million for 2013 from $247.4 million for the year ended December 31, 2012. Interest income from the investment portfolio decreased to $5.6 million for 2013 from $7.1 million for 2012.  The decline in average balance and interest income was a result of a balance sheet restructure that took place late in 2012.  The tax-equivalent yield on the investment portfolio was 3.78% in 2013 compared to 3.63% in 2012. The overall duration of investments increased to 4.5 years at December 31, 2013 from 3.5 years at December 31, 2012.

                Interest expense decreased by $4.8 million in 2013 compared to 2012, to $7.2 million from $11.9 million. This decrease was due to a 30 basis point decline in the average cost of interest-bearing liabilities in 2013. Interest expense related to interest-bearing deposits was $5.9 million in 2013 and $8.2 million in 2012. Expenses on FHLB advances and other interest bearing funding sources were $434,000 and $222,000 respectively in 2013 and $2.4 million and $373,000 respectively in 2012. Interest expense recognized by the Company related to subordinated debentures was $601,000 in 2013 and $971,000 in 2012.

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

                During the same period, the average balance of investment securities increased to $247.4 million for 2012 from $205.6 million for the year ended December 31, 2011. Interest income from the investment portfolio remained flat at $7.1 million from 2011 to 2012. The tax-equivalent yield on the investment portfolio was 3.63% in 2012 compared to 4.19% in 2011. The overall duration of investments decreased to 3.5 years at December 31, 2012 from 3.7 years at December 31, 2011.

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

The following table shows an analysis of net interest margin on a tax equivalent basis for the years ended December 31, 2013, 2012 and 2011:

Table 3 – Net Interest Margin

	Year Ended December 31
	(In Thousands)
	2013			2012			2011
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	(1)	Rate (2)	Balance	(1)	Rate	Balance	(1)	Rate

Interest-Earning Assets:
Loans receivable	$1,528,176	$68,147	4.46%	$1,477,681	$72,724	4.92%	$1,437,588	$78,773	5.49%
Securities	191,039	7,158	3.78%	247,442	8,675	3.63%	205,609	8,440	4.19%
Interest-earning deposits	106,742	282	0.26%	116,562	300	0.26%	184,126	466	0.25%
FHLB stock	19,505	826	4.23%	20,655	899	4.35%	20,831	867	4.17%
Total interest-earning assets	1,845,462	76,413	4.14%	1,862,340	82,598	4.44%	1,848,154	88,546	4.80%
Non-interest-earning assets	206,788			201,212			210,216

Total Assets	$2,052,250			$2,063,552			$2,058,370

Interest-Bearing Liabilities:
Interest-bearing deposits	$1,353,304	$5,913	0.44%	$1,352,724	$8,169	0.60%	$1,358,785	$12,175	0.90%
FHLB advances	17,733	434	2.45%	66,121	2,424	3.67%	93,669	3,203	3.43%
Subordinated debentures	36,133	601	1.66%	36,169	971	2.68%	36,213	1,278	3.54%
Other borrowings	50,877	222	0.44%	53,155	373	0.70%	56,464	530	0.94%
Total interest-bearing liabilities	1,458,047	7,170	0.49%	1,508,169	11,937	0.79%	1,545,131	17,186	1.12%
Non-interest bearing demand deposits	308,591	-		266,913	-		231,343	-
Total including non- interest- bearing demand deposits	1,766,638	7,170	0.41%	1,775,082	11,937	0.67%	1,776,474	17,186	0.97%
Other non-interest liabilities	20,547			21,276			17,983
Total Liabilities	1,787,185			1,796,358			1,794,457
Stockholders’ equity	265,065			267,194			263,913
Total liabilities and stockholders’ equity	$2,052,250			$2,063,552			$2,058,370
Net interest income; interest rate spread (3)		$69,243	3.65%		$70,661	3.64%		$71,360	3.69%

Net interest margin (4)			3.76%			3.81%			3.88%
Average interest-earning assets to average interest- bearing liabilities			126.6%			123.5%			119.6%

(1) Interest on certain tax exempt loans (amounting to $129,000, $192,000 and $231,000 in 2013, 2012 and 2011 respectively) and tax-exempt securities ($2.9 million, $2.9 million and $2.5 million in 2013, 2012, and 2011) is not taxable for Federal income tax purposes. The average balance of such loans was $4.2 million, $4.9 million and $5.5 million in 2013, 2012, and 2011 while the average balance of such securities was $76.0 million, $73.7 million and $60.5 million in 2013, 2012, and 2011, respectively. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.

(2) At December 31, 2013, the yields earned and rates paid were as follows: loans receivable, 4.30%; securities, 3.14%; FHLB stock,4.00%; total interest-earning assets,  4.17%; deposits, 0.24%; FHLB advances, 2.36%; other borrowings, 0.29%, subordinated debentures,1.67%; total including non- interest-bearing liabilities, 0.29%; and interest rate spread, 3.88%.

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

Table 4 – Changes in Interest Rates and Volumes

	Year Ended December 31
	2013 vs. 2012			2012 vs. 2011
	Increase	Increase		Increase	Increase
	(decrease)	(decrease)	Total	(decrease)	(decrease)	Total
	due to	due to	increase	due to	due to	increase
	rate	volume	(decrease)	rate	volume	(decrease)
Interest-Earning Assets
Loans	$(7,000)	$2,423	$(4,577)	$(8,198)	$2,149	$(6,049)
Securities	565	(2,082)	(1,517)	(1,336)	1,571	235
Interest-earning deposits	8	(26)	(18)	8	(174)	(166)
FHLB stock	(24)	(49)	(73)	39	(7)	32
Total interest-earning assets	$(6,451)	$266	$(6,185)	$(9,487)	$3,539	$(5,948)

Interest-Bearing Liabilities
Deposits	$(2,260)	$4	$(2,256)	$(3,952)	$(54)	$(4,006)
FHLB advances	(620)	(1,370)	(1,990)	218	(997)	(779)
Subordinated Debentures	(369)	(1)	(370)	(305)	(2)	(307)
Notes Payable	(135)	(16)	(151)	(127)	(30)	(157)
Total interest- bearing liabilities	$(3,384)	$(1,383)	$(4,767)	$(4,166)	$(1,083)	$(5,249)

Increase (decrease) in net interest income			$(1,418)			$(699)

                Provision for Loan Losses – First Defiance’s provision for loan losses was $1.8 million for the year ended December 31, 2013 compared to $10.9 million for December 31, 2012 and $12.4 million for December 31, 2011.

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

                Noninterest Income – Noninterest income decreased by $3.8 million or 11.1% in 2013 to $30.6 million from $34.4 million for the year ended December 31, 2012.  That followed an increase of $6.9 million or 24.9% in 2012 from $27.5 million in 2011.

                Service fees and other charges decreased to $10.0 million for the year ended December 31, 2013 from $10.8 million for 2012 and $11.4 million for 2011. The decline in income in 2013 and 2012 from 2011 mainly related to a new rule issued by the Federal Reserve Board that became effective in the third quarter of 2010 as well as changes in customer behavior patterns. This rule prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.

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

                Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the years ending December 31, 2013 and 2012 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $3.5 million and $4.4 million, respectively. Accounts charged off are included in noninterest expense.  The allowance for uncollectible overdrafts was $22,000 at December 31, 2013 and $4,000 at December 31, 2012.

                Noninterest income also includes gains, losses and impairment on investment securities. In 2013, First Defiance realized a $240,000 net loss on securities compared to a $2.1 million net gain in 2012 and a $216,000 net gain in 2011. In 2013, 2012 and 2011, First Defiance recognized other-than-temporary impairment (“OTTI”) charges for certain impaired investment securities, where, in management’s opinion, the value of the investment will not be recovered. The total OTTI charges in 2013 were $337,000 and gains on sale or call of securities were $97,000.  Management recorded $337,000 of OTTI on its investment of two trust preferred collateralized debt obligation (“CDOs”) that were considered disallowed under the Interim Final Volcker Rule announced on January 14, 2014 and which required the Company to liquidate these securities.  The Company held eight CDOs at December 31, 2013.  Four of those CDOs were written down in full prior to January 1, 2010.  The remaining four CDOs have a total amortized cost of $3.4 million at December 31, 2013.  Of these four, all were identified as having OTTI.  In 2012, the total OTTI charges were $5,000 and gains on sale or call of securities were $2.1 million.  The total OTTI charges in 2011 were $2,000 and gains on sale or call of securities were $218,000.

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

                Mortgage banking income includes gains from the sale of mortgage loans, fees for servicing mortgage loans for others an offset for amortization of mortgage servicing rights, and adjustments for impairment in the value of mortgage servicing rights. Mortgage banking income totaled $8.4 million, $9.7 million and $6.4 million in 2013, 2012 and 2011, respectively. The $1.2 million decrease in 2013 from 2012 is attributable to a $4.9 million decrease in the gain on sale of loans, partially offset by a $2.0 million positive change in the valuation adjustments on mortgage servicing rights and a decrease of $1.5 million in mortgage servicing rights amortization expense.  The positive valuation adjustment is a reflection of the increase in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights. First Defiance originated $291.7 million of residential mortgages for sale into the secondary market in 2013 compared with $521.5 million in 2012. The $3.3 million increase in mortgage banking income in 2012 from 2011 is attributable to a $5.0 million increase in the gain on sale of loans, offset by a $355,000 negative change in the valuation adjustments on mortgage servicing rights and an increase of $1.4 million in mortgage servicing rights amortization expense.  The negative change of $355,000 in servicing rights valuation adjustments was due to an impairment charge of $759,000 in 2012 compared with an impairment charge of $404,000 in 2011. The impairment charge is a reflection of the decline in the fair value of certain sectors of the Company’s portfolio of mortgage servicing rights. First Defiance originated $521.5 million of residential mortgages for sale into the secondary market in 2012 compared with $262.8 million in 2011.  The balance of the mortgage servicing right valuation allowance stands at $1.0 million at the end of 2013.  See Note 8 to the financial statements.

                Insurance and investment commission income increased $951,000 or 11.0% to $9.6 million in 2013 from $8.7 million in 2012 in large part due to an increase in contingent income of $436,000.  Contingent commissions are bonus payments received by First Defiance’s insurance subsidiary for effective underwriting. Insurance and investment commission income increased $1.6 million or 22.0% to $8.7 million in 2012 from $7.1 million in 2011 primarily due to the acquisition of PDI on July 1, 2011, allowing 2012 to be the first year to realize a full year’s income from the acquisition, coupled with an increase in contingent income of $179,000.

                Noninterest Expense – Total noninterest expense for 2013 was $64.8 million compared to $65.8 million for the year ended December 31, 2012 and $62.8 million for the year ended December 31, 2011. The 2011 total includes $234,000 of acquisition related charges. Noninterest expense, excluding the acquisition related charges in 2011 was $62.5 million.

                Compensation and benefits increased $1.7 million or 5.3% in 2013 to $34.3 million from $32.6 million in 2012. The increase in compensation and benefits is due to merit increases and an increase in incentive expense of $481,000 as a direct reflection of the improved financial performance of the Company as well as increased medical insurance costs. FDIC insurance costs decreased $1.1 million or 40.0% to $1.6 million from $2.7 million in 2012.  The FDIC decrease is due to the improvement in the Company’s risk category in 2013.  State franchise tax decreased $172,000 or 6.9% in 2013 to $2.3 million from $2.5 million in 2012.  Occupancy costs decreased $816,000 or 10.8% in 2013 to $6.8 million from $7.6 million in 2012 due to an increase in deferred rent liabilities in 2012.  Data processing increased $465,000 or 10.0% in 2013 to $5.1 million from $4.7 million in 2012 from the Company’s ongoing projects to enhance product offerings and gain efficiencies through the utilization of technology. The other noninterest expense category decreased $1.2 million primarily due to a one-time penalty of $2.0 million for the prepayment of $62 million in FHLB advances as part of the Company’s balance sheet restructure in 2012.  This was partially offset by higher real estate owned expenses and an increase in management consulting.

                Compensation and benefits increased $1.0 million or 3.2% in 2012 to $32.6 million from $31.6 million in 2011. The increase in compensation and benefits was due to the full impact of the acquisition of PDI, and an increase in incentive expense of $490,000 as a direct reflection of the improved financial performance of the Company. FDIC insurance costs decreased $231,000 or 7.9% to $2.7 million from $2.9 million in 2011.  The decrease reflects the change in the assessment rate calculation per the Dodd-Frank regulations.  State franchise tax increased $485,000 or 24.1% in 2012 to $2.5 million from $2.0 million in 2011.  This increase is due to new rates being issued by the state of Ohio.  Occupancy costs increased $412,000 or 5.8% in 2012 to $7.6 million from $7.2 million in 2011 due to an increase in deferred rent liabilities.  Data processing increased $403,000 or 9.5% in 2012 to $4.7 million from $4.3 million in 2011 as the Company initiated projects to help gain efficiencies and utilize technology.  The other noninterest expense category (including acquisition related charges in 2011) increased $1.4 million primarily due to a one-time prepayment penalty of $2.0 million in relation to the prepayment of $62 million in FHLB advances as part of the Company’s balance sheet restructure in 2012.

                Income Taxes – Income taxes amounted to $9.3 million in 2013 compared to $8.0 million in 2012 and $6.7 million in 2011. The effective tax rates for those years were 29.4%, 30.0%, and 30.0%, respectively. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax. See Note 18 – Income Taxes in the Notes to the financial statements for further details.

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

                Lending or investing activities that concentrate assets in a way that exposes the Company to a material loss from any single occurrence or group of occurrences increases credit risk. Diversifying loans and investments to prevent concentrations of risks is one way a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include multiple loans made to a single borrower and loans of inappropriate size relative to the total capitalization of the institution. Management believes adherence to its loan and investment policies allows it to control its exposure to concentrations of credit risk at acceptable levels. First Defiance’s loan portfolio is concentrated geographically in its northwest Ohio, northeast Indiana and southeast Michigan market areas. Management has also identified lending for income-generating rental properties as an industry concentration. Total loans for income generating property totaled $408.4 million at December 31, 2013, which represents 25.3% of the Company’s loan portfolio. Management believes it has the skill and experience to manage any risks associated with this type of lending. Loans in this category are generally paying as agreed without any unusual or unexpected levels of delinquency. The delinquency rate in this category, which is any loan 30 days or more past due, was 0.82% at December 31, 2013. There are no other industry concentrations that exceed 10% of the Company’s loan portfolio.

Liquidity and Capital Resources

                The Company’s primary source of liquidity is its core deposit base, raised through First Federal’s branch network, along with wholesale sources of funding and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

                Cash generated from operating activities was $42.6 million, $31.9 million and $38.5 million in 2013, 2012 and 2011, respectively. The adjustments to reconcile net income to cash provided by or used in operations during the periods presented consist primarily of proceeds from the sale of loans (less the origination of loans held for sale), the provision for loan losses, depreciation expense, the origination, amortization and impairment of mortgage servicing rights and increases and decreases in other assets and liabilities.

                The primary investing activity of First Defiance is lending, which is funded with cash provided from operating and financing activities, as well as proceeds from payment on existing loans and proceeds from maturities of investment securities. On July 1, 2011, First Defiance completed the acquisition of Payak-Dubbs Insurance Agency, Inc. (“PDI”), a full insurance agency, for $4.0 million in cash.  Also in 2011, the Company purchased $25.8 million in portfolio residential home loans.

In considering the more typical investing activities, during 2013, $35.1 million and $4.0 million was generated from the combination of maturity or pay-downs  and the sale or call of available-for-sale investment securities, respectively and $78.6 million was used by an increase in loans while $49.2 million was used to purchase available-for-sale investment securities. During 2012, $60.1 million and $72.3 million was generated from the combination of maturity or pay-downs  and the sale or call of available-for-sale investment securities, respectively, and $65.0 million was used by an increase in loans while $91.5 million was used to purchase available-for-sale investment securities.  During 2011, $52.1 million and $8.7 million was generated from the combination of maturity or pay-downs  and the sale or call of available-for-sale investment securities, respectively and $31.1 million was provided by a decline in loan growth while $120.5 million was used to purchase available-for-sale investment securities.

                Principal financing activities include the gathering of deposits, the utilization of FHLB advances, and the sale of securities under agreements to repurchase such securities and borrowings from other banks. For 2013, total deposits increased by $68.4 million. The amount of deposits acquired from out of market sources decreased in 2013 by $2.0 million. For 2012, total deposits increased by $71.3 million. The amount of deposits acquired from out of market sources decreased in 2012 by $8.6 million. For 2011, total deposits increased by $21.3 million. The amount of deposits acquired from out of market sources decreased in 2011 by $31.1 million.  In 2013, securities sold under repurchase arrangements increased by $217,000 and the Company acquired $10.0 million in FHLB advances and paid $3.9 million in common stock dividends.  In 2012, securities sold under repurchase arrangements decreased by $8.7 million and the Company paid off $69.0 million in FHLB advances primarily as a result of the balance sheet restructure and paid $36.4 million as a result of redeeming its preferred stock both decreasing the financing activity.  In 2011, securities sold under repurchase arrangements increased by $4.1 million and the Company completed its common stock offering that increased the financing activities by $19.9 million.  For additional information about cash flows from First Defiance’s operating, investing and financing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2013, First Defiance had the following commitments to fund deposit, advance, borrowing obligations and post-retirement benefits:

Table 5 – Contractual Obligations

	Maturity Dates by Period at December 31, 2013
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
	(In Thousands)
Certificates of deposit	$485,789	$296,186	$138,843	$50,611	$149
FHLB fixed advances including interest (1)	23,935	1,502	10,156	12,277	-
Subordinated debentures	36,083	-	-	-	36,083
Securities sold under repurchase agreements	51,919	51,919	-	-	-
Lease obligations	7,648	706	1,214	983	4,745
Post-retirement benefits	1,605	140	260	313	892
Total contractual obligations	$606,979	$350,453	$150,473	$64,184	$41,869
(1) Includes principal payments of $22,520 and interest payments of $1,415

At December 31, 2013, First Defiance had the following commitments to fund loan or line of credit obligations:

Table 6 - Commitments

	Total	Amount of Commitment Expiration by Period
	Amounts	Less than			After 5
Commitments	Committed	1 year	1-3 years	4-5 years	years
	(In Thousands)
Fixed commitments to make loans	$57,914	$48,866	$1,630	$2,537	$4,881
Variable commitments to make loans	59,632	39,120	3,095	438	16,979
Fixed unused lines of credit	18,047	6,746	5,648	5,651	2
Variable unused lines of credit	257,939	161,093	33,357	13,362	50,127
Total loan commitments	393,532	255,825	43,730	21,988	71,989

Standby letters of credit	17,680	3,490	13,750	440	-

Total Commitments	$411,212	$259,315	$57,480	$22,428	$71,989

                In addition to the above commitments, at December 31, 2013 First Defiance had commitments to sell $12.1 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

                To meet its obligations management can adjust the rate of savings certificates to retain deposits in changing interest rate environments; it can sell or securitize mortgage and non-mortgage loans; and it can turn to other sources of financing including FHLB advances, the Federal Reserve Bank, and brokered certificates of deposit. At December 31, 2013, First Defiance had $428.7 million capacity under its agreements with the FHLB.

                First Federal is subject to various capital requirements of the OCC. At December 31, 2013, First Federal had capital ratios that exceeded the standard to be considered “well capitalized.” For additional information about First Defiance and First Federal’s capital requirements, see Note 17 – Regulatory Matters to the Consolidated December 31, 2013 Financial Statements.

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

Valuation of Securities - First Defiance believes the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. This is pertaining to the Company’s investment in certain trust preferred debt obligations securities (“CDOs”). As required by FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary, are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of other-than-temporary impairment that does not relate to the credit losses is recognized in other comprehensive income.  The fair values of these CDOs, which are backed by trust preferred securities issued by banks, thrifts and insurance companies, have a fair value of $2.2 million as of December 31, 2013.  Two of the collateralized debt obligations backed by insurance companies were disallowed under the Final Interim Volcker Rule that was announced January 14, 2014 and were classified as Level 1 in the fair value hierarchy at December 31, 2013 due to receiving a final selling price and subsequently being sold on January 15, 2014.  The remaining two collateralized debt obligations are backed by financial institutions are allowed under the Final Interim Volcker Rule and classified as Level 3 in the fair value hierarchy based on the lack of observable market.

                The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issue.

                Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management has determined: 1) The few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at December 31, 2013; 2) An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than the market approach valuation used at the prior measurement dates and 3) The Company’s CDOs will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

The Company’s Level 3 CDO valuations were supported by an analysis prepared by an independent third party. Their approach to determining fair value involved several steps: 1) Detailed credit and structural evaluation of each piece of collateral in the CDO; 2) Collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities) and 3) Discounted cash flow modeling.

Goodwill - First Defiance has two reporting units: First Federal and First Insurance. At December 31, 2013, First Defiance had goodwill of $61.5 million, including $51.0 million in First Federal, representing 83% of total goodwill and $10.5 million in First Insurance, representing 17% of total goodwill. The carrying value of goodwill is tested annually for impairment or more frequently if it is determined appropriate. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

                If for any future period First Defiance determines that there has been impairment in the carrying value of goodwill balances, First Defiance will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

                First Defiance has core deposit and other intangible assets resulting from acquisitions which are subject to amortization. First Defiance determines the amount of identifiable intangible assets based upon independent core deposit and customer relationship analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2013 and 2012.

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

First Defiance monitors interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. At December 31, 2013, the results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, First Defiance’s net interest income would increase by 3.23% over the base case scenario. It should be noted that other areas of First Defiance’s income statement, such as gains from sales of mortgage loans and amortization of mortgage servicing rights are also impacted by fluctuations in interest rates but are not considered in the simulation of net interest income.

The majority of First Federal’s lending activities are in non-residential real estate and commercial loan areas. While such loans carry higher credit risk than residential mortgage lending, they tend to be more rate sensitive than residential mortgage loans. The balance of First Federal’s non-residential and multi-family real estate loan portfolio was $819.6 million, which was split between $154.4 million of fixed-rate loans and $665.2 million of adjustable-rate loans at December 31, 2013. The commercial loan portfolio increased to $388.2 million, which is split between $167.4 million of fixed-rate loans and $220.8 million of adjustable-rate loans at December 31, 2013. Certain loans classified as adjustable have fixed rates for an initial term that may be as long as five years. The maturities on fixed-rate loans are generally less than seven years. First Federal also has significant balances of home equity and improvement loans ($106.9 million at December 31, 2013) of which $75.5 million fluctuate with changes in the prime lending rate and $31.4 million of home equity and improvement loans have fixed rates. First Federal also has consumer loans ($16.9 million at December 31, 2013) which tend to have a shorter duration than residential mortgage loans. Also, to limit its interest rate risk, as well as to provide liquidity, First Federal sells a majority of its fixed-rate mortgage originations into the secondary market.

In addition to the simulation analysis, First Federal also prepares an “economic value of equity” (“EVE”) analysis. This analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from –400 basis points to +400 basis points. However, the likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2013 was considered to be remote given the current interest rate levels and therefore was not included in this analysis. The results of this analysis are reflected in the following table.

Table 7 – Economic Value of Equity Analysis

December 31, 2013
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
	(Dollars in Thousands)
+ 400 bp	474,469	41,679	9.63%	23.83%	350 bp
+ 300 bp	467,691	34,901	8.06%	23.10%	277 bp
+ 200 bp	458,844	26,054	6.02%	22.28%	195 bp
+ 100 bp	447,701	14,911	3.45%	21.38%	105 bp
0 bp	432,790	-	-	20.33%	–
- 100 bp	413,917	(18,873)	(4.36)%	19.19%	(114) bp

December 31, 2012
				Economic Value of Equity as % of
	Economic Value of Equity			Present Value of Assets
Change in Rates	$ Amount	$ Change	% Change	Ratio	Change
	(Dollars in Thousands)
+ 400 bp	415,094	46,835	12.72%	21.49%	356 bp
+ 300 bp	407,337	39,078	10.61%	20.76%	283 bp
+ 200 bp	398,150	29,891	8.12%	19.97%	204 bp
+ 100 bp	387,482	19,223	5.22%	19.12%	119 bp
0 bp	368,259	-	-	17.93%	–
- 100 bp	343,745	(24,514)	(6.66)%	16.57%	(136) bp

Based on the above analysis, in the event of a 200 basis point increase in interest rates as of December 31, 2013, First Federal would experience a 6.02% increase in its economic value of equity. During periods of rising rates, the value of monetary assets declines. Conversely, during periods of falling rates, the value of monetary assets increases. It should be noted that the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment. Based on the EVE analysis, the change in the economic value of equity in both rising and falling rate environments is relatively low because both its assets and liabilities have relatively short durations. The average duration of its assets at December 31, 2013 was 1.59 years while the average duration of its liabilities was 2.91 years.

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

Item 8.    Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of First Defiance Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Based on our evaluation under the framework in the 1992 Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included below.

Donald P. Hileman	Kevin T. Thompson
Executive Vice President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of financial condition of First Defiance Financial Corp. (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. We also have audited First Defiance Financial Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Defiance Financial Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Defiance Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP
South Bend, Indiana
February 28, 2014

First Defiance Financial Corp.

Consolidated Statements of Financial Condition

	December 31
	2013	2012

	(Dollars In Thousands, except share and per share data)
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$36,318	$45,832
Federal funds sold	143,000	91,000
	179,318	136,832

Securities available-for-sale, carried at fair value	198,170	194,101
Securities held-to-maturity, carried at amortized cost (fair value $393 and $516 at December 31, 2013 and 2012 respectively)	387	508
	198,557	194,609
Loans held for sale	9,120	22,064
Loans receivable, net of allowance of $24,950 and $26,711 at December 31, 2013 and 2012, respectively	1,555,498	1,498,546
Mortgage servicing rights	9,106	7,833
Accrued interest receivable	5,778	5,594
Federal Home Loan Bank (FHLB) stock	19,350	20,655
Bank owned life insurance	42,715	41,832
Premises and equipment	38,597	39,663
Real estate and other assets held for sale (REO)	5,859	3,805
Goodwill	61,525	61,525
Core deposit and other intangibles	3,497	4,738
Deferred taxes	565	78
Other assets	7,663	9,174
Total assets	$2,137,148	$2,046,948

First Defiance Financial Corp

Consolidated Statements of Financial Condition (continued)

	December 31
	2013	2012

	(Dollars In Thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$348,943	$315,132
Interest-bearing	1,386,849	1,352,340
Total	1,735,792	1,667,472
Advances from the Federal Home Loan Bank	22,520	12,796
Securities sold under agreements to repurchase and other	51,919	51,702
Subordinated debentures	36,083	36,083
Advance payments by borrowers	1,519	1,473
Other liabilities	17,168	19,294
Total liabilities	1,865,001	1,788,820

Commitments and Contingent (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value per share: 37,000 shares authorized; no shares issued	–	–
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,735,313 and 12,739,496 shares issued and 9,719,521 and 9,729,466 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	136,403	136,046
Accumulated other comprehensive income, net of tax of $294 and $2,301, respectively	545	4,274
Retained earnings	182,290	164,103
Treasury stock, at cost, 3,015,792 and 3,010,030 shares respectively	(48,096)	(47,300)
Total stockholders’ equity	272,147	258,128

Total liabilities and stockholders’ equity	$2,137,148	$2,046,948

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Income
(Amounts in Thousands, except per share data)

	Years Ended December 31
	2013	2012	2011
Interest Income
Loans	$68,077	$72,621	$78,648
Investment securities:
Taxable	2,695	4,241	4,571
Tax-exempt	2,901	2,882	2,515
Interest-bearing deposits	282	300	466
FHLB stock dividends	826	899	867
Total interest income	74,781	80,943	87,067

Interest Expense
Deposits	5,913	8,169	12,175
Federal Home Loan Bank advances and other	434	2,424	3,203
Subordinated debentures	601	971	1,278
Securities sold under agreement to repurchase	222	373	530
Total interest expense	7,170	11,937	17,186
Net interest income	67,611	69,006	69,881

Provision for loan losses	1,824	10,924	12,434
Net interest income after provision for loan losses	65,787	58,082	57,447

Noninterest Income
Service fees and other charges	10,045	10,779	11,387
Mortgage banking income	8,443	9,665	6,437
Insurance commissions	9,627	8,676	7,109
Gain on sale of non-mortgage loans	101	70	361
Gain (loss) on sale or call of securities	97	2,139	218
Other-than-temporary impairment (OTTI) losses on investment securities
Total gains (impairment losses) on investment securities	(337)	(31)	(44)
Losses recognized in other comprehensive income	-	26	42
Net impairment loss recognized in earnings	(337)	(5)	(2)
Trust income	761	616	599
Income from bank owned life insurance	883	924	929
Other noninterest income	950	1,510	478
Total noninterest income	30,570	34,374	27,516

Noninterest Expense
Compensation and benefits	34,301	32,566	31,554
Occupancy	6,762	7,578	7,166
FDIC insurance	1,616	2,691	2,922
Data processing	5,125	4,660	4,257
Acquisition related charges	-	-	234
Other noninterest expense	17,040	18,285	16,631
Total noninterest expense	64,844	65,780	62,764

Income before income taxes	31,513	26,676	22,199
Federal income taxes	9,278	8,012	6,665
Net Income	$22,235	$18,664	$15,534

Dividends Accrued on Preferred Shares	$-	$(900)	$(1,850)
Accretion on Preferred Shares	$-	$(359)	$(178)
Redemption of Preferred Shares	$-	$642	$-
Net Income Applicable to Common Shares	$22,235	$18,047	$13,506
Earnings per common share:
Basic	$2.28	$1.86	$1.44
Diluted	$2.19	$1.81	$1.42
Dividends declared per common share	$0.40	$0.20	$0.05

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	For the Years Ended December 31
	2013	2012	2011
	(In Thousands)
Net income	$22,235	$18,664	$15,534
Change in securities available-for-sale (AFS):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	(6,309)	2,360	7,404
Reclassification adjustment for (gains) losses realized in income	(97)	(2,139)	(218)
Other-than-temporary impairment losses on AFS securities realized in income	337	5	2
Net unrealized gains (losses)	(6,069)	226	7,188

Income tax effect	2,124	(79)	(2,516)
Net of tax amount	(3,945)	147	4,672

Change in unrealized gain on postretirement benefit:
Net gain (loss) on defined benefit postretirement medical plan realized during the period	287	148	(537)
Net amortization and deferral	46	51	25
Net gain (loss) activity during the period	333	199	(512)
Income tax effect	(117)	(69)	179
Net of tax amount	216	130	(333)

Total other comprehensive income (loss)	(3,729)	277	4,339
Comprehensive income	$18,506	$18,941	$19,873

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, except number of shares)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholder’s
	Stock	Stock	Warrant	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2010	$36,463	$127	$878	$140,845	$(342)	$134,988	$(72,628)	$240,331
Net income						15,534		15,534
Other comprehensive income					4,339			4,339
Stock option expense				144				144
850 stock options exercised, with no income tax benefit						(3)	14	11
1,600,800 shares issued capital stock				(5,297)			25,156	19,859
Restricted share activity under stock incentive plans				136			75	211
2,085 shares issued direct purchases				(3)			32	29
Preferred stock dividends accrued						(1,850)		(1,850)
Accretion on preferred shares	178					(178)		-
Common stock dividends declared						(481)		(481)
Balance at December 31, 2011	$36,641	$127	$878	$135,825	$3,997	$148,010	$(47,351)	$278,127
Net income						18,664		18,664
Other comprehensive income					277			277
Stock option expense				104				104
500 shares issued under stock option plan, with no income tax benefit						(4)	8	4
Restricted share activity under stock incentive Plans				116			30	146
836 shares issued direct purchases				1			13	14
Preferred stock dividends accrued						(900)		(900)
Accretion on preferred shares	359					(359)		-
16,560 shares purchased in Treasury auction	(16,560)					618		(15,942)
20,440 shares purchased in open market	(20,440)					24		(20,416)
Common stock dividends declared						(1,950)		(1,950)
Balance at December 31, 2012	$-	$127	$878	$136,046	$4,274	$164,103	$(47,300)	$258,128
Net income						22,235		22,235
Other comprehensive loss					(3,729)			(3,729)
Stock option expense				44				44
35,147 shares issued under stock option plan, with $54 in income tax benefit				(34)		(97)	481	350
Restricted share activity under stock incentive Plans				327		(44)	500	783
2,768 shares issued direct purchases				20			44	64
70,966 shares repurchased							(1,821)	(1,821)
Common stock dividends declared						(3,907)		(3,907)
Balance at December 31, 2013	$-	$127	$878	$136,403	$545	$182,290	$(48,096)	$272,147

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Years Ended December 31
	2013	2012	2011

Operating Activities
Net income	$22,235	$18,664	$15,534
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,824	10,924	12,434
Provision for depreciation	3,110	3,416	3,436
Net amortization of premium and discounts on loans, securities, deposits and debt obligations	1,235	1,497	396
Amortization of mortgage servicing rights	2,098	3,562	2,169
Net (recovery) impairment of mortgage servicing rights	(1,261)	759	404
Amortization of intangibles	1,241	1,413	1,442
Gain on sale of loans	(5,817)	(10,669)	(5,968)
Loss on sale or disposals of property, plant and equipment	1	179	59
Loss on sale or write-down of REO	883	427	947
OTTI losses on investment securities	337	5	2
(Gain) loss on sale or call of securities	(97)	(2,139)	(218)
Change in deferred taxes	1,519	779	2,839
Proceeds from sale of loans held for sale	308,260	520,376	263,336
Stock option expense	44	104	144
Restricted stock unit expense	783	146	211
Origination of loans held for sale	(294,941)	(521,464)	(262,825)
Income from bank owned life insurance	(883)	(924)	(929)
Change in interest receivable and other assets	1,327	17	2,961
Change in accrued interest and other liabilities	(2,535)	4,838	2,365
Net cash provided by operating activities	39,363	31,910	38,739

Investing Activities
Proceeds from maturities, calls and paydowns of held-to-maturity securities	121	152	178
Proceeds from maturities, calls and paydowns of available-for-sale securities	35,072	60,057	52,097
Proceeds from sale of available-for-sale securities	4,027	72,262	8,719
Proceeds from sale of REO	2,899	3,444	9,630
Proceeds from sale of office properties and equipment	-	10	17
Purchases of available-for-sale securities	(49,230)	(91,513)	(120,499)
Purchases of office properties and equipment	(2,045)	(3,223)	(2,041)
Investment in bank owned life insurance	-	(5,000)	-
Proceeds from FHLB stock redemption	1,305	-	357
Net cash paid in Payak-Dubbs acquisition	-	-	(3,914)
Purchase of portfolio mortgage loans	(4,545)	-	(25,842)
Proceeds from sale of non-mortgage loans	13,369	4,644	9,212
Net decrease (increase) in loans receivable	(70,845)	(65,005)	31,137
Net cash provided by (used) in investing activities	(69,872)	(24,172)	(40,949)

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Statements of Cash Flows (continued)
(Amounts in Thousands)

	Years Ended December 31
	2013	2012	2011

Financing Activities
Net increase (decrease) in deposits	68,368	71,318	21,314
Repayment of Federal Home Loan Bank long-term advances	(276)	(69,045)	(35,044)
Proceeds from Federal Home Loan Bank long-term advances	10,000	-	-
Cash paid for redemption of preferred stock	-	(36,358)	-
Increase (decrease) in securities sold under repurchase agreements	217	(8,684)	4,139
Cash dividends paid on common stock	(3,907)	(1,950)	(481)
Cash dividends paid on preferred stock	-	(1,136)	(1,850)
Net cash received from common stock issuance	-	-	19,859
Net cash paid for repurchase of common stock	(1,821)	-	-
Proceeds from exercise of stock options	350	4	11
Proceeds from treasury stock sales	64	14	29
Net cash (used) provided by financing activities	72,995	(45,837)	7,977

Increase (decrease) in cash and cash equivalents	42,486	(38,099)	5,767
Cash and cash equivalents at beginning of period	136,832	174,931	169,164
Cash and cash equivalents at end of period	$179,318	$136,832	$174,931

Supplemental cash flow information:
Interest paid	$7,179	$12,251	$17,464
Income taxes paid	$10,500	$4,000	$4,875
Transfers from loans to other real estate owned and other assets held for sale	$5,836	$4,048	$4,614

Transfer from loans held for sale to loans	$3,231	$-	$7,596

Securities traded but not yet settled	$742	$405	$-

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
First Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Bryan, Bowling Green, Maumee and Oregon, Ohio areas, offering property and casualty, and group health and life insurance products. First Defiance Risk Management was incorporated on December 20, 2012, as a wholly-owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

2. Statement of Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas where First Defiance uses estimates are the valuation of certain investment securities, the determination of the allowance for loan losses, the valuation of mortgage servicing rights and goodwill, the determination of unrecognized income tax benefits, and the fair value of financial instruments.

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

Comprehensive Income

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on available-for-sale securities and the net unrecognized actuarial losses and unrecognized prior service costs associated with the Company’s Defined Benefit Postretirement Medical Plan. All items included in other comprehensive income are reported net of tax. See also Notes 5 and 16 and the Statements of Comprehensive Income.

Cash Flows

Cash and cash equivalents include amounts due from banks and overnight investments with the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). Cash and amounts due from depository institutions include required balances on hand or on deposit at the FHLB and Federal Reserve of approximately $2,295,000 and $4,200,000, respectively, at December 31, 2013 to meet regulatory reserve and clearing requirements. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and repurchase agreements.

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

FHLB Stock

As a member of the FHLB System, First Federal is required to own stock of the FHLB of Cincinnati in an amount principally equal to 0.15% of total assets plus an amount of at least 2% but no more than 4% of its non-grandfathered mission asset activity (as defined in the FHLB’s regulations). First Federal is permitted to own stock in excess of the minimum requirement. FHLB stock is a restricted equity security that does not have a readily determinable fair value and is carried at cost. It is evaluated for impairment based upon the ultimate recovery of par value. Both cash and stock dividends are reported as income.  At December 31, 2013, the Company holds $19.3 million at the FHLB of Cincinnati and $10,000 at the FHLB of Indianapolis.

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

During 2013, 2012 and 2011, the Company realized losses totaling $597,000, $73,000 and $413,000 pertaining to loans sold to Fannie Mae and Freddie Mac but repurchased due to underwriting issues. Repurchase losses are recognized when the Company determines they are probable and estimable. $67,000 was accrued at December 31, 2013 while no amount was accrued at December 31, 2012 and 2011 for such losses.

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

During 2012, First Defiance changed the process used to calculate the historical loss percentages included in the general allocation.  Previously, all charge offs processed against loans were included in the period they were incurred with no consideration given to when a specific reserve was established.  During 2012, the historical loss calculation included specific reserves on collaterally dependent impaired loans in the quarter in which the loss was identified and included charge-offs on loans that did not previously have specific reserves.

During 2013, management elected to return to using a three year look-back period in calculating the historical loss ratio.  Management is not certain that the relatively low levels of charge offs incurred in the recent quarters are sustainable given the continued low levels of economic growth in the Company’s markets warranting the need to return to a three year look-back. All quarters are given equal weighting in the calculation, which is unchanged from 2012.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loans agreement. Loans, for which terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.   A cash flow analysis of the net present value is performed and an allowance may be established based on the outcome of that analysis, or if the loan is deemed to be collateral dependent an allowance is established based on the fair value of collateral.  All modifications are reviewed by the First Federal’s senior loan committee to determine whether or not the modification constitutes a troubled debt restructure. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net of the allowance allocation which is determined based on the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years.  Loss experience is adjusted for other economic factors based on the identified risks, credit related or trends present for each portfolio segment.  These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:

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

Servicing Rights

Servicing rights are recognized separately when they are acquired through sales of loans. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans, driven, generally, by changes in market interest rates.

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

Servicing fee income, which is reported on the income statement with mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $3.6 million, $3.4 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011. Late fees and ancillary fees related to loan servicing are not material. See Note 8.

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

Goodwill and Other Intangibles

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on First Defiance’s balance sheet.

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

Quantitative thresholds as stated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting are monitored. For the year ended December 31, 2013, the reported revenue for First Insurance was 9.1% of total revenue for First Defiance. Total revenue includes net interest income (before provision for loan losses) plus non-interest income. Net income for First Insurance for the year ended December 31, 2013 was 4.4% of consolidated net income. Total assets of First Insurance at December 31, 2013 were 0.7% of total assets. First Insurance does not meet any of the quantitative thresholds of FASB ASC Topic 280. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

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

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in ASU 2014-04 to Topic 310, “Receivables - Troubled Debt Restructurings by Creditors,” is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

3. Acquisitions
On July 1, 2011, First Defiance acquired PDI, an insurance agency headquartered in Maumee and Oregon, Ohio, for a cash purchase price of $4.8 million and future consideration to be paid in cash in 2012, 2013, and 2014. As of December 31, 2013, management has reported goodwill of approximately $4.0 million and identifiable intangible assets of $810,000 consisting of a customer relationship intangible of $551,000 and a non-compete intangible of $259,000.  The transaction included a contingent payable with a maximum cash payout of $822,800, of which $596,000 and $70,000 was paid in 2013 and 2012, respectively.  The accrued liability was adjusted at December 31, 2013 and ended the year at $137,000 representing the present value of the remaining cash eligible for payment of $157,000.  The remaining $20,000 will be expensed in 2014 with the final payout. The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value.  Disclosure of pro forma results of this acquisition is not material to the Company’s consolidated financial statements.

4. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share:
	2013	2012	2011
	(In Thousands, Except Per Share Amounts)
Numerator for basic and diluted earnings per common share-net income applicable to common shares	$22,235	$18,047	$13,506
Denominator:
Denominator for basic earnings per common share-weighted-average common shares, including participating securities	9,764	9,728	9,371
Effect of dilutive securities:
Employee stock options	87	51	15
Warrants	320	219	154
Dilutive potential common shares	407	270	169
Denominator for diluted earnings per common share	10,171	9,998	9,540
Basic earnings per common share	$2.28	$1.86	$1.44
Diluted earnings per common share	$2.19	$1.81	$1.42

Shares under option of 132,750 in 2013, 229,550 in 2012 and 255,700 in 2011 were excluded from the diluted earnings per common share calculation as they were anti-dilutive.

5. Investment Securities
The following tables summarize the amortized cost and fair value of available-for-sale securities and held-to-maturity investment securities portfolio at December 31, 2013 and 2012 and the corresponding amounts of gross unrealized gains and losses were as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
2013
Available-for-sale
Obligations of U.S. government corporations and agencies	$5,000	$-	$(79)	$4,921
Mortgage-backed securities - residential	41,368	765	(841)	41,292
Collateralized mortgage obligations	59,865	739	(763)	59,841
Trust preferred stock and preferred stock	3,264	683	(993)	2,954
Corporate bonds	8,854	129	(41)	8,942
Obligations of state and political subdivisions	78,426	2,704	(910)	80,220
Total Available-for-Sale	$196,777	$5,020	$(3,627)	$198,170

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Held-to-Maturity
FHLMC certificates	$31	$-	$-	$31
FNMA certificates	120	4	-	124
GNMA certificates	50	2	-	52
Obligations of states and political subdivisions	186	-	-	186
Total Held-to-Maturity	$387	$6	$-	$393

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
2012
Available-for-sale
Obligations of U.S. government corporations and agencies	$11,000	$69	$-	$11,069
U.S. treasury bonds	1,000	2	-	1,002
Mortgage-backed securities - residential	30,020	1,441	-	31,461
Collateralized mortgage obligations	55,962	1,504	-	57,466
Trust preferred stock and preferred stock	3,600	99	(2,091)	1,608
Corporate bonds	8,717	167	-	8,884
Obligations of state and political subdivisions	76,339	6,277	(5)	82,611
Total Available-for-Sale	$186,638	$9,559	$(2,096)	$194,101

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity
FHLMC certificates	$69	$-	$(1)	$68
FNMA certificates	162	6	-	168
GNMA certificates	60	3	-	63
Obligations of states and political subdivisions	217	-	-	217
Total Held-to-Maturity	$508	$9	$(1)	$516
The amortized cost and fair value of the investment securities portfolio at December 31, 2013 and 2012 are shown below by contractual maturity. Expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity tables below, mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have not been allocated over maturity groupings.
	Available-for-Sale
	Amortized	Fair
	Cost	Value

	(In Thousands)
2013
Available-for-sale
Due in one year or less	$2,135	$2,137
Due after one year through five years	8,198	8,526
Due after five years through ten years	38,707	40,016
Due after ten years	46,504	46,358
MBS/CMO	101,233	101,133
Total	$196,777	$198,170

Held-to-maturity
Due after five years through ten years	$186	$186
MBS/CMO	201	207
Total	$387	$393

	Available-for-Sale
	Amortized	Fair
	Cost	Value

	(In Thousands)
2012
Available-for-sale
Due in one year or less	$1,252	$1,258
Due after one year through five years	15,719	15,996
Due after five years through ten years	33,743	36,024
Due after ten years	49,942	51,896
MBS/CMO	85,982	88,927
	$186,638	$194,101

Held-to-maturity
Due after five years through ten years	$217	$217
MBS/CMO	291	299
Total	$508	$516

Securities pledged at year-end 2013 and 2012 had a carrying amount of $132.7 million and $135.0 million and were pledged to secure public deposits, securities sold under repurchase agreements and FHLB advances.
As of December 31, 2013, the Company’s investment portfolio consisted of 337 securities, 88 of which were in an unrealized loss position.  The Company does not hold any single security that is greater than 10% of the Company’s equity at December 31, 2013.
The following table summarizes First Defiance’s securities that were in an unrealized loss position at December 31, 2013 and December 31, 2012:
	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses

	(In Thousands)
At December 31, 2013
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$4,921	$(79)	$-	$-	$4,921	$(79)
Mortgage-backed securities - residential	24,846	(841)	-	-	24,846	(841)
Collateralized mortgage obligations	26,530	(763)	-	-	26,530	(763)
Corporate bonds	2,959	(41)	-	-	2,959	(41)
Obligations of state and political subdivisions	19,209	(871)	375	(39)	19,584	(910)
Trust preferred stock and preferred stock	-	-	582	(993)	582	(993)
Total temporarily impaired securities	$78,465	$(2,595)	$957	$(1,032)	$79,422	$(3,627)

At December 31, 2012
Available-for-sale securities:
Mortgage-backed securities - residential	$1	$-	$-	$-	$1	$-
Obligations of state and political subdivisions	949	(5)	-	-	949	(5)
Trust preferred stock and preferred stock	-	-	1,474	(2,091)	1,474	(2,091)
Total temporarily impaired securities	$950	$(5)	$1,474	$(2,091)	$2,424	$(2,096)

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
Realized gains from the sales and calls of investment securities totaled $97,000 ($68,000 after tax) in 2013 while there were realized gains of $2.1 million ($1.4 million after tax) and $218,000 ($142,000 after tax)  in 2012 and 2011, respectively.

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
In 2013, management determined that two CDOs had OTTI resulting in a write-down of $337,000 ($219,000 after tax).  The 2013 OTTI is related to two CDOs that were disallowed under the Final Interim Volcker Rule of the Dodd-Frank Act released on January 14, 2014 requiring the Company to liquidate these securities before a certain date.  The Company received Level 1 pricing and wrote these two CDOs to that value as of December 31, 2013 and subsequently sold these two securities on January 15, 2014.  In 2012, management determined that one CDO had OTTI resulting in a write-down of $4,500 ($2,900 after tax). In 2011, management determined that one CDO had OTTI resulting in a write-down of $2,200 ($1,400 after tax).
The Company held eight CDOs at December 31, 2013. Four of those CDOs were written down in full prior to January 1, 2010. The remaining four CDOs have a total amortized cost of $3.2 million at December 31, 2013. Of these, two, with a total amortized cost of $1.7 million, have been sold in January 2014 as stated above. The final two CDOs, with a total amortized cost of $1.5 million, had OTTI in prior periods.
Given the conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company’s CDOs, excluding the two CDOs sold in January 2014, will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.  The two CDOs sold in January 2014, will be classified within Level 1 of the fair value hierarchy.
As required under FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.
The Company’s Level 3 CDO valuations were supported by analysis prepared by an independent third party. Their approach to determining fair value involved several steps: 1) detailed credit and structural evaluation of each piece of collateral in the CDO; 2) collateral performance projections for each piece of collateral in the CDO (default, recovery and prepayment/amortization probabilities) and 3) discounted cash flow modeling.

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

The Company believes its valuation methodology is appropriate for all of its CDOs in accordance with FASB ASC Topic 320 as well as other related guidance.  The default and recovery probabilities for each piece of collateral were formed based on the evaluation of the collateral credit and a review of historical industry default data and current/near-term operating conditions.  For collateral that has already deferred, the Company assumed a recovery of 10% of par for banks, thrifts or other depository institutions, and 15% for insurance companies.  The Company’s assumed average lifetime default rate declined to 26.2% at the end of 2013 from 27.9% at the end of 2012.
The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $645,000 for the above eight securities at December 31, 2013.  There was $749,000 recognized in accumulated other comprehensive income at December 31, 2012.

The following table provides additional information related to the four CDO investments for which a balance remains as of December 31, 2013 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2013	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral		Excess Sub- ordination as a % of Current Performing Collateral
TPREF Funding II	B	$673	$266	$407	$0	Caa3	16	41.10%	13.48%		-%
I-Preferred Term Sec I	B-1	839	839	-	161	CCC-	14	17.24%	11.72	%*	23.61%
Dekania II CDO	C-1	815	815	-	176	CCC	30	-%	13.16	%*	26.03%
Preferred Term Sec XXVII	C-1	902	316	586	0	C	32	26.18%	18.29%		6.39%
Total		$3,229	$2,236	$993	$337

*Assumption not applicable as Level 1 pricing was utilized at December 31, 2013.

The table below presents a roll-forward of the credit losses relating to debt securities recognized in earnings for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Beginning balance, January 1	$3,176	$3,251	$3,249
Additions for amounts related to credit loss for which an OTTI was not previously recognized	337	-	-

Reductions for amounts realized for securities sold/redeemed during the period	-	(80)	-

Reductions for amounts related to securities for which the Company intends to sell or that it will be more likely than not that the Company will be required to sell prior to recovery of amortized cost basis	-	-	-

Reductions for increase in cash flows expected to be collected that are Recognized over the remaining life of the security	-	-	-

Increases to the amount related to the credit loss for which Other-than- temporary was previously recognized	-	5	2

Ending balance, December 31	$3,513	$3,176	$3,251

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2013	2012	2011
	(In Thousands)
Proceeds	$4,027	$72,262	$8,719
Gross realized gains	97	2,163	218
Gross realized losses	-	(24)	-

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
The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding on December 31 was as follows (in thousands):
	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$57,914	$59,632	$50,205	$48,035
Unused lines of credit	18,047	257,939	21,975	228,269
Standby letters of credit	-	17,680	-	18,166
Total	$75,962	$335,251	$72,180	$294,470

Commitments to make loans are generally made for periods  of 60 days or less.  The fixed rate loan commitments at December 31, 2013 have interest rates ranging from 2.00% to 18.00% and maturities ranging from less than 1 year to 30 years.

In addition to the above commitments, at December 31, 2013, First Defiance had commitments to sell $12.1 million of loans to Freddie Mac, Fannie Mae, FHLB of Cincinnati or BB&T Mortgage.

7.   Loans

Loans receivable consist of the following:

	December 31, 2013	December 31, 2012
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$195,752	$200,826
Secured by multi-family residential	148,952	122,275
Secured by commercial real estate	670,666	675,110
Construction	86,058	37,788
	1,101,428	1,035,999
Other Loans:
Commercial	388,236	383,817
Home equity and improvement	106,930	108,718
Consumer Finance	16,902	15,936
	512,068	508,471
Total loans	1,613,496	1,544,470
Deduct:
Undisbursed loan funds	(32,290)	(18,478)
Net deferred loan origination fees and costs	(758)	(735)
Allowance for loan loss	(24,950)	(26,711)
Totals	$1,555,498	$1,498,546

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity year to date as of December 31, 2013, December 31, 2012, and December 31, 2011 by portfolio segment and impairment method (in thousands):

Year to Date December 31, 2013	1-4 Family Residential Real Estate	Multi-Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,506	$2,197	$12,702	$75	$6,325	$1,759	$147	$26,711
Charge-Offs	(643)	(6)	(2,469)	-	(1,230)	(757)	(94)	(5,199)
Recoveries	282	-	837	-	290	125	80	1,614
Provisions	(298)	317	930	59	293	508	15	1,824
Ending Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950

Year to Date December 31, 2012	1-4 Family Residential Real Estate	Multi-Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$4,095	$2,850	$17,640	$63	$6,576	$1,856	$174	$33,254
Charge-Offs	(2,515)	(555)	(10,764)	-	(4,047)	(1,165)	(133)	(19,179)
Recoveries	177	122	895	-	359	95	64	1,712
Provisions	1,749	(220)	4,931	12	3,437	973	42	10,924
Ending Allowance	$3,506	$2,197	$12,702	$75	$6,325	$1,759	$147	$26,711

Year-to-Date December 31, 2011	1-4 Family Residential Real Estate	Multi-Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$5,956	$2,147	$20,208	$73	$10,871	$1,528	$297	$41,080
Charge-Offs	(2,753)	(792)	(12,358)	-	(4,398)	(1,052)	(95)	(21,448)
Recoveries	127	-	533	-	393	65	70	1,188
Provisions	765	1,495	9,257	(10)	(290)	1,315	(98)	12,434
Ending Allowance	$4,095	$2,850	$17,640	$63	$6,576	$1,856	$174	$33,254

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013:

 (In Thousands)

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Commercial	Construction	& Improvement	Finance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$220	$-	$1,121	$-	$6	$45	$-	$1,392
Collectively evaluated for impairment	2,627	2,508	10,879	134	5,672	1,590	148	23,558
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-
Total ending allowance balance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950
Loans:
Loans individually evaluated for impairment	$10,245	$840	$34,874	$263	$8,737	$2,429	$53	$57,441
Loans collectively evaluated for impairment	185,923	148,294	637,657	53,467	380,711	104,958	16,838	1,527,848
Loans acquired with deteriorated credit quality	29	-	174	-	27	-	-	230
Total ending loans balance	$196,197	$149,134	$672,705	$53,730	$389,475	$107,387	$16,891	$1,585,519

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012:

 (In Thousands)

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Commercial	Construction	& Improvement	Finance	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$281	$-	$1,070	$-	$138	$2	$-	$1,491
Collectively evaluated for impairment	3,225	2,197	11,632	75	6,187	1,757	147	25,220
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-
Total ending allowance balance	$3,506	$2,197	$12,702	$75	$6,325	$1,759	$147	$26,711
Loans:
Loans individually evaluated for impairment	$11,930	$1,626	$46,053	$45	$8,830	$2,678	$124	$71,286
Loans collectively evaluated for impairment	189,348	120,829	630,534	19,251	376,007	106,516	15,815	1,458,300
Loans acquired with deteriorated credit quality	36	-	436	-	32	-	-	504
Total ending loans balance	$201,314	$122,455	$677,023	$19,296	$384,869	$109,194	$15,939	$1,530,090

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans.  (In Thousands)

	Twelve Months Ended December 31, 2013
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,529	$345	$343
Residential Non Owner Occupied	4,453	162	163
Total 1-4 Family Residential Real Estate	10,982	507	506
Multi-Family Residential Real Estate	1,176	27	28
CRE Owner Occupied	14,313	376	386
CRE Non Owner Occupied	22,339	901	909
Agriculture Land	987	26	16
Other CRE	4,162	43	38
Total Commercial Real Estate	41,801	1,346	1,349
Construction	165	10	8
Commercial Working Capital	2,085	33	36
Commercial Other	6,521	75	70
Total Commercial	8,606	108	106
Consumer Finance	83	6	6
Home Equity and Home Improvement	2,631	121	117
Total Impaired Loans	$65,444	$2,125	$2,120

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans.  (In Thousands)

	Twelve Months Ended December 31, 2012
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,946	$137	$136
Residential Non Owner Occupied	5,291	173	177
Total 1-4 Family Residential Real Estate	8,237	310	313
Multi-Family Residential Real Estate	826	22	21
CRE Owner Occupied	11,755	190	176
CRE Non Owner Occupied	17,156	540	559
Agriculture Land	1,062	31	23
Other CRE	6,672	15	15
Total Commercial Real Estate	36,645	776	773
Construction	9	-	-
Commercial Working Capital	2,021	26	29
Commercial Other	5,018	87	90
Total Commercial	7,039	113	119
Consumer Finance	25	3	3
Home Equity and Home Improvement	563	33	33
Total Impaired Loans	$53,344	$1,257	$1,262

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Twelve Months Ended December 31, 2011
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$2,689	$68	$67
Residential Non Owner Occupied	2,646	85	87
Total 1-4 Family Residential Real Estate	5,335	153	154
Multi-Family Residential Real Estate	2,097	88	83
CRE Owner Occupied	10,631	302	282
CRE Non Owner Occupied	19,351	777	724
Agriculture Land	1,932	47	47
Other CRE	7,952	54	43
Total Commercial Real Estate	39,866	1,180	1,096
Construction	25	-	-
Commercial Working Capital	3,758	74	77
Commercial Other	9,660	194	191
Total Commercial	13,418	268	268
Consumer Finance	-	-	-
Home Equity and Home Improvement	258	12	12
Total Impaired Loans	$60,999	$1,701	$1,613

The following table presents loans individually evaluated for impairment by class of loans: (In Thousands)

	December 31, 2013			December 31, 2012
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$4,744	$4,729	$-	$5,427	$5,357	$-
Residential Non Owner Occupied	4,844	4,329	-	4,211	3,420	-
Total 1-4 Family Residential Real Estate	9,588	9,058	-	9,638	8,777	-
Multi-Family Residential Real Estate	989	840	-	1,775	1,626	-
CRE Owner Occupied	11,105	8,376	-	12,314	9,782	-
CRE Non Owner Occupied	9,399	7,740	-	11,054	9,105	-
Agriculture Land	629	488	-	1,176	993	-
Other CRE	3,274	2,452	-	8,741	5,527	-
Total Commercial Real Estate	24,407	19,056	-	33,285	25,407	-
Construction	300	263	-	300	45	-
Commercial Working Capital	3,147	3,146	-	1,565	1,565	-
Commercial Other	6,063	5,415	-	6,367	5,338	-
Total Commercial	9,210	8,561	-	7,932	6,903	-
Consumer	53	53	-	125	124	-
Home Equity and Home Improvement	1,985	1,992	-	2,777	2,642	-
Total loans with no allowance recorded	$46,532	$39,823	$-	$55,832	$45,524	$-

With an allowance recorded:
Residential Owner Occupied	$1,100	$1,103	$218	$1,697	$1,701	$257
Residential Non Owner Occupied	84	84	2	1,449	1,452	24
Total 1-4 Family Residential Real Estate	1,184	1,187	220	3,146	3,153	281
Multi-Family Residential Real Estate	-	-	-	-	-	-
CRE Owner Occupied	3,212	2,765	166	5,735	5,118	245
CRE Non Owner Occupied	12,756	12,803	946	15,301	15,357	820
Agriculture Land	195	197	7	111	112	3
Other CRE	82	53	2	88	59	2
Total Commercial Real Estate	16,245	15,818	1,121	21,235	20,646	1,070
Construction	-	-	-	-	-	-
Commercial Working Capital	-	-	-	300	301	10
Commercial Other	176	176	6	1,623	1,626	128
Total Commercial	176	176	6	1,923	1,927	138
Consumer	-	-	-	-	-	-
Home Equity and Home Improvement	436	437	45	36	36	2
Total loans with an allowance recorded	$18,041	$17,618	$1,392	$26,340	$25,762	$1,491

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	December 31, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$27,847	$32,570
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	27,847	32,570
Real estate and other assets held for sale	5,859	3,805
Total non-performing assets	$33,706	$36,375

Troubled debt restructuring, still accruing	$27,630	$28,203
The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2013 by class of loans:  (In Thousands)
	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$126,855	$1,530	$191	$1,009	$2,730	$1,329
Residential Non Owner Occupied	65,292	531	403	386	1,320	1,943

Total 1-4 Family Residential Real Estate	192,147	2,061	594	1,395	4,050	3,272

Multi-Family Residential Real Estate	149,134	-	-	-	-	583

CRE Owner Occupied	311,253	334	495	3,671	4,500	7,492
CRE Non Owner Occupied	225,433	1,067	918	902	2,887	4,717
Agriculture Land	81,954	21	-	73	94	630
Other Commercial Real Estate	45,297	-	-	1,287	1,287	2,412

Total Commercial Real Estate	663,937	1,422	1,413	5,933	8,768	15,251

Construction	53,730	-	-	-	-	-

Commercial Working Capital	155,373	-	-	419	419	2,917
Commercial Other	230,054	37	26	3,566	3,629	5,419

Total Commercial	385,427	37	26	3,985	4,048	8,336

Consumer Finance	16,759	131		-	131	-
Home Equity/Home Improvement	105,657	1,163	155	413	1,731	413

Total Loans	$1,566,791	$4,814	$2,188	$11,726	$18,728	$27,855

The following table presents the aging of the recorded investment in past due and non-accrual loans as of December 31, 2012 by class of loans:  (In Thousands)
	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$125,362	$1,238	$604	$945	$2,787	$1,125
Residential Non Owner Occupied	71,777	413	126	849	1,388	2,473

Total 1-4 Family Residential Real Estate	197,139	1,651	730	1,794	4,175	3,598

Multi-Family Residential Real Estate	122,455	-	-	-	-	1,178

CRE Owner Occupied	321,071	1,248	382	1,622	3,252	9,652
CRE Non Owner Occupied	235,592	134	1,321	2,480	3,935	6,674
Agriculture Land	72,092	84	31	-	115	813
Other Commercial Real Estate	36,510	21	875	3,560	4,456	4,761

Total Commercial Real Estate	665,265	1,487	2,609	7,662	11,758	21,900

Construction	19,296	-	-	-	-	-

Commercial Working Capital	161,110	-	155	1,204	1,359	1,528
Commercial Other	218,477	584	1,201	2,138	3,923	4,136

Total Commercial	379,587	584	1,356	3,342	5,282	5,664

Consumer Finance	15,702	229	8	-	237	-
Home Equity/Home Improvement	106,458	2,294	225	217	2,736	217

Total Loans	$1,505,902	$6,245	$4,928	$13,015	$24,188	$32,557

Troubled Debt Restructurings

As of December 31, 2013 and 2012, the Company has a recorded investment in troubled debt restructurings (“TDRs”) of $33.4 million and $35.5 million, respectively.  The Company has allocated $1.2 million and $1.1 million, of specific reserves to those loans at December 31, 2013 and 2012, and has committed to lend additional amounts totaling up to $300,000 and $41,000 at December 31, 2013 and 2012.

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

Of the loans modified in a TDR, $5.7 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance.  Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan.  If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off.  If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as TDRs that occurred during the years ending December 31, 2013, 2012, and 2011 (Dollars in Thousands):

	Loans Modified as a TDR for the Twelve Months Ended December 31, 2013		Loans Modified as a TDR for the Twelve Months Ended December 31, 2012		Loans Modified as a TDR for the Twelve Months Ended December 31, 2011
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	10	$752	87	$6,052	4	$250
1-4 Family Non Owner Occupied	5	390	8	666	1	305
CRE Owner Occupied	9	714	9	3,859	6	426
CRE Non Owner Occupied	2	1,364	13	13,942	6	4,628
Agriculture Land	2	269	3	474	-	-
Other CRE	3	417	1	59	-	-
Commercial Working Capital or Other	8	1,602	7	1,196	6	2,379
Home Equity and Improvement	15	561	127	2,663	1	22
Consumer Finance	3	15	27	124	-	-
Total	57	$6,084	282	$29,035	24	$8,010

The loans described above increased the ALLL by $27,000 for the year ended December 31, 2013, decreased the ALLL by $1.2 million for the year ended December 31, 2012, and decreased the ALLL by $479,000 for the year ended December 31, 2011.

Of the 2013 modifications, 10 were made TDRs due to the fact that the borrower has been in bankruptcy, 7 were made TDRs due to a rate reduction, 5 were made TDRs due to interest only periods, 2 were made TDRs due to extending the amortization, 18 were made TDRs due to an extension of maturity, 4 were made TDRs due to a reduction in the payment, 4 were made to advance funds to a substandard credit, 6 were made to refinance current debt, and 1 loan was made for a different modification.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ending December 31, 2013, 2012, and 2011:

	Twelve Months Ended December 31, 2013 ($ in thousands)		Twelve Months Ended December 31, 2012 ($ in thousands)		Twelve Months Ended December 31, 2011 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)	Number of Loans	Recorded Investment (as of Period End)

Residential Owner Occupied	6	$409	6	$462	2	$206
Residential Non Owner Occupied	-	-	2	203	-	-
CRE Owner Occupied	2	290	-	-	1	1,495
CRE Non Owner Occupied	1	212	3	555	-	-
Agriculture Land	-	-	-	-	-	-
Other CRE	1	323	-	-	-	-
Commercial / Industrial	5	889	5	2,129	1	53
Home Equity / Improvement	3	315	7	166	-	-
Consumer	-	-	-	-	-	-
Total	18	$2,438	23	$3,515	4	$1,754

The TDRs that subsequently defaulted described above increased the ALLL by $21,000 after $58,000 in charge-offs for the year ended December 31, 2013, decreased the ALLL by $631,000 after $1.5 million in charge-offs for the year ended December 31, 2012, and increased the ALLL by $29,000 after $500,000 in charge-offs for the year ended December 31, 2011.
A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days contractually past due under the modified terms.

The terms of certain other loans were modified during the periods ending December 31, 2013 and 2012 that did not meet the definition of a TDR.  The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties.  A total of 152 loans were modified under this definition during the twelve month period ended December 31, 2013 and a total of 343 loans were modified under this definition during the twelve month period ended December 31, 2012.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$4,287	$18	$3,515	$-	$121,765	$129,585
1-4 Family Non Owner Occupied	51,660	2,894	5,699	-	6,359	66,612

Total 1-4 Family Real Estate	55,947	2,912	9,214	-	128,124	196,197

Multi-Family Residential Real Estate	145,407	875	1,888	-	964	149,134

CRE Owner Occupied	291,770	10,584	11,665	-	1,734	315,753
CRE Non Owner Occupied	200,790	10,254	17,185	-	91	228,320
Agriculture Land	80,418	578	1,051	-	-	82,047
Other CRE	40,676	2,074	3,104	-	731	46,585

Total Commercial Real Estate	613,654	23,490	33,005	-	2,556	672,705

Construction	43,465	-	263	-	10,002	53,730

Commercial Working Capital	148,703	3,429	3,660	-	-	155,792
Commercial Other	219,790	6,994	6,899	-	-	233,683

Total Commercial	368,493	10,423	10,559	-	-	389,475

Home Equity and Home Improvement	-	-	755	45	106,587	107,387
Consumer Finance	-	-	31	-	16,860	16,891

Total Loans	$1,226,966	$37,700	$55,715	$45	$265,093	$1,585,519

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$4,221	$75	$3,617	$234	$120,002	$128,149
1-4 Family Non Owner Occupied	55,771	2,453	8,248	-	6,693	73,165

Total 1-4 Family Real Estate	59,992	2,528	11,865	234	126,695	201,314

Multi-Family Residential Real Estate	118,121	910	2,404	-	1,020	122,455

CRE Owner Occupied	292,765	10,440	18,740	-	2,378	324,323
CRE Non Owner Occupied	207,745	9,077	22,615	-	90	239,527
Agriculture Land	69,924	769	1,514	-	-	72,207
Other CRE	31,875	891	7,222	-	978	40,966

Total Commercial Real Estate	602,309	21,177	50,091	-	3,446	677,023

Construction	11,360	-	45	-	7,891	19,296

Commercial Working Capital	156,433	3,587	2,449	-	-	162,469
Commercial Other	208,783	5,204	8,413	-	-	222,400

Total Commercial	365,216	8,791	10,862	-	-	384,869

Home Equity and Home Improvement	-	-	668	64	108,462	109,194
Consumer Finance	-	-	70	-	15,869	15,939

Total Loans	$1,156,998	$33,406	$76,005	$298	$263,383	$1,530,090

Certain loans acquired had evidence that the credit quality of the loan had deteriorated since its origination and in management’s assessment at the acquisition date it was probable that the First Defiance would be unable to collect all contractually required payments due. In accordance with FASB ASC Topic 310 Subtopic 30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, these loans have been recorded based on management’s estimate of the fair value of the loans. Details of these loans are as follows:

	Contractual Amount Receivable	Impairment Discount	Recorded Loan Receivable
	(In Thousands)
Balance at January 1, 2011	$3,482	$1,286	$2,196
Principal payments received	(413)	-	(413)
Loans charged off	(250)	(250)	-
Additional provision for loan loss	(613)	-	(613)
Loan accretion recorded	-	(33)	33
Balance at December 31, 2011	2,206	1,003	1,203
Principal payments received	(697)	-	(697)
Loans charged off	(487)	(487)	-
Additional provision for loan loss	(167)	-	(167)
Loan accretion recorded	-	(173)	173
Balance at December 31, 2012	855	343	512
Principal payments received	(108)	-	(108)
Loans charged off	(41)	(41)	-
Additional provision for loan loss	(203)	-	(203)
Loan accretion recorded	-	(29)	29
Balance at December 31, 2013	$503	$273	$230

Loans to executive officers, directors, and their affiliates are as follows (in thousands):
	Years Ended December 31
	2013	2012

Beginning balance	$3,489	$4,775
New loans	8,874	5,036
Effect of changes in composition of related parties	-	(878)
Repayments	(8,651)	(5,444)
Ending Balance	$3,712	$3,489

8. Mortgage Banking
Net revenues from the sales and servicing of mortgage loans consisted of the following:
	Years Ended December 31
	2013	2012	2011
	(In Thousands)
Gain from sale of mortgage loans	$5,716	$10,599	$5,607
Mortgage loan servicing revenue (expense):
Mortgage loan servicing revenue	3,564	3,387	3,403
Amortization of mortgage servicing rights	(2,098)	(3,562)	(2,169)
Mortgage servicing rights valuation adjustments	1,261	(759)	(404)
	2,727	(934)	830
Net revenue from sale and servicing of mortgage loans	$8,443	$9,665	$6,437

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.4 billion at December 31, 2013 and $1.3 billion at December 31, 2012.
Activity for capitalized mortgage servicing rights and the related valuation allowance follows:
	Years Ended December 31
	2013	2012	2011

	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,121	$10,219	$10,602
Loans sold, servicing retained	2,110	3,464	1,786
Amortization	(2,098)	(3,562)	(2,169)
Carrying value before valuation allowance at end of period	10,133	10,121	10,219

Valuation allowance:
Balance at beginning of period	(2,288)	(1,529)	(1,125)
Impairment recovery (charges)	1,261	(759)	(404)
Balance at end of period	(1,027)	(2,288)	(1,529)
Net carrying value of MSRs at end of period	$9,106	$7,833	$8,690
Fair value of MSRs at end of period	$9,686	$7,833	$8,690

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced.

The Company’s servicing portfolio is comprised of the following:
	December 31
	2013		2012
	Number of	Principal	Number of	Principal
Investor	Loans	Outstanding	Loans	Outstanding
	(In Thousands)
Fannie Mae	5,304	$527,666	5,190	$522,978
Freddie Mac	8,873	829,594	8,550	786,124
Federal Home Loan Bank	116	12,093	166	18,330
Other	26	1,888	21	1,285
Totals	14,319	$1,371,241	13,927	$1,328,717

Custodial escrow balances maintained in connection with serviced loans were $10.4 million and $9.7 million at December 31, 2013 and 2012, respectively.
Significant assumptions at December 31, 2013 used in determining the value of MSRs include a weighted average prepayment rate of 212 prepayment speed assumption (“PSA”) and a weighted average discount rate of 10.04%.  Significant assumptions at December 31, 2012 used in determining the value of MSRs include a weighted average prepayment rate of 328 PSA and a weighted average discount rate of 10.04%.
A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2013 is presented below. These sensitivities are hypothetical. Changes in fair value based on 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.
	10% Adverse	20% Adverse
	Change	Change
	(In Thousands)
Assumption:
Decline in fair value from increase in prepayment rate	$454	$861
Declines in fair value from increase in discount rate	318	725

9. Premises and Equipment
Premises and equipment are summarized as follows:
	December 31
	2013	2012
	(In Thousands)
Cost:
Land	$7,960	$7,376
Land improvements	1,310	1,310
Buildings	39,716	39,691
Leasehold improvements	469	435
Furniture, fixtures and equipment	28,654	27,596
Construction in process	514	262
	78,623	76,670
Less allowances for depreciation and amortization	40,026	37,007
	$38,597	$39,663

Depreciation expense was $3.1 million, $3.4 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Lease Agreements
The Company has entered into lease agreements covering the five First Insurance Group’s offices, two banking center locations, two land leases for which the Company owns the banking centers, one land lease which is primarily used for parking, one land lease for future branch development and numerous stand-alone Automated Teller Machine sites with varying terms and options to renew.

Future minimum commitments under non-cancelable operating leases are as follows (in thousands):
2014	$706
2015	613
2016	601
2017	512
2018	471
Thereafter	4,745
Total	$7,648

Rentals under operating leases amounted to $723,000, $1.2 million and $669,000 in 2013, 2012, and 2011, respectively.

10. Goodwill and Intangible Assets

Goodwill
The change in the carrying amount of goodwill for the year is as follows (In Thousands):
	December 31
	2013	2012

Beginning balance	$61,525	$61,525
Goodwill acquired or adjusted during the year	-	-
Ending balance	$61,525	$61,525

Acquired Intangible Assets
Activity in intangible assets for the years ended December 31, 2013, 2012 and 2011 was as follows:
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Value
	(In Thousands)
Balance as of January 1, 2011	$12,837	$(6,709)	$6,128
Intangible assets acquired	1,465	-	1,465
Amortization of intangible assets	-	(1,442)	(1,442)
Balance as of December 31, 2011	14,302	(8,151)	6,151
Amortization of intangible assets	-	(1,413)	(1,413)
Balance as of December 31, 2012	14,302	(9,564)	4,738
Amortization of intangible assets	-	(1,241)	(1,241)
Balance as of December 31, 2013	$14,302	$(10,805)	$3,497

Estimated amortization expense for each of the next five years and thereafter (in thousands) is as follows:
2014	$1,102
2015	687
2016	501
2017	372
2018	301
Thereafter	534
Total	$3,497

11. Deposits
The following schedule sets forth interest expense by type of deposit:
	Years Ended December 31
	2013	2012	2011
	(In Thousands)
Checking and money market accounts	$1,125	$1,368	$2,144
Savings accounts	90	116	249
Certificates of deposit	4,698	6,685	9,782
Totals	$5,913	$8,169	$12,175

Accrued interest payable on deposit accounts amounted to $48,000 and $71,000 December 31, 2013 and 2012, respectively, which was comprised of $34,000 and $14,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2013 and $58,000 and $13,000 for certificates of deposit and checking and money market accounts, respectively, at December 31, 2012.

A summary of deposit balances is as follows:

	December 31
	2013	2012
	(In Thousands)
Non-interest bearing checking accounts	$348,943	$315,132
Interest bearing checking and money market accounts	715,939	664,857
Savings deposits	185,121	166,945
Retail certificates of deposit less than $100,000	313,335	342,472
Retail certificates of deposit greater than $100,000	172,454	176,029
Brokered or national certificates of deposit	-	2,037
	$1,735,792	$1,667,472

Scheduled maturities of certificates of deposit at December 31, 2013 are as follows (in thousands):
2014	$296,186
2015	87,059
2016	51,784
2017	8,980
2018	41,631
2019 and thereafter	149
Total	$485,789

At December 31, 2013 and 2012, deposits of $823.7 million and $749.2 million, respectively, were in excess of $100,000. Of these same deposits at December 31, 2013 and 2012, deposits of $393.0 million and $387.0 million, respectively, were in excess of the $250,000 FDIC insurance limit. At December 31, 2013 and 2012, $54.1 million and $57.5 million, respectively, in investment securities were pledged as collateral against public deposits for certificates in excess of $100,000 and an additional $78.5 million and $77.5 million of securities were pledged at December 31, 2013 and December 31, 2012, respectively, as collateral against deposits from private entities in excess of $100,000.

12. Advances from Federal Home Loan Bank
First Federal has the ability to borrow funds from the FHLB. First Federal pledges its single-family residential mortgage loan portfolio, certain investment securities, certain first mortgage home equity loans, certain multi-family or non-residential real estate loans, and certain agriculture real estate loans as security for these advances. Advances secured by investment securities must have collateral of at least 105% of the borrowing. Advances secured by residential mortgages must have collateral of at least 125% of the borrowings. Advances secured by multi-family or non-residential real estate loans, and agriculture real estate loans must have 300% collateral coverage. The total level of borrowing is also limited to 50% of total assets and at least 50% of the borrowings must be secured by either one-to-four family residential mortgages or investment securities. Total loans pledged to the FHLB at December 31, 2013 and December 31, 2012 were $676.6 million and $666.5 million, respectively. First Federal may obtain advances of up to approximately $428.7 million from the FHLB at December 31, 2013.

At year-end, advances from the FHLB were as follows:
Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
	(in Thousands)
December 31, 2013
Putable advances	$12,000	January 2015 to March 2018	2.72%
Amortizable mortgage advances	10,520	December 2015 to September 2018	1.95%
	$22,520

December 31, 2012
Putable advances	$12,000	January 2015 to March 2018	2.72%
Amortizable mortgage advances	796	December 2015	4.10%
	$12,796

Putable advances are callable at the option of the FHLB on a quarterly basis.
Estimated future minimum payments by fiscal year based on maturity date and current interest rates are as follows (in thousands):
2014	$1,502
2015	8,944
2016	1,212
2017	1,212
2018	11,065
Total minimum payments	23,935
Less amounts representing interest	1,415
Totals	$22,520

First Defiance also utilizes short-term advances from the FHLB to meet cash flow needs and for short-term investment purposes. First Defiance borrows short-term advances under a variety of programs at FHLB. At December 31, 2013 and December 31, 2012, there were no amounts outstanding under First Defiance’s Cash Management Advance line of credit.  The total available under this line is $15.0 million. In addition, First Defiance has a $100.0 million REPO Advance line of credit available. There were no borrowings against this line at December 31, 2013 and December 31, 2012. Amounts are generally borrowed under the Cash Management and REPO lines on an overnight basis.

13. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trust
In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with the transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.75% and 1.89% as of December 31, 2013 and 2012 respectively.

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

The Company also sponsors an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.63% and 1.77% as of December 31, 2013 and 2012 respectively.
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
A summary of all junior subordinated debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows (In Thousands):

	December 31
	2013	2012
First Defiance Statutory Trust I due December 2035	$20,619	$20,619
First Defiance Statutory Trust II due June 2037	15,464	15,464
Total junior subordinated debentures owed to unconsolidated subsidiary Trusts	$36,083	$36,083

Interest on both issues of Trust Preferred Securities may be deferred for a period of up to five years at the option of the issuer.

14. Notes Payable and Other Short-term Borrowings
Total short-term borrowings, revolving and term debt is summarized as follows:
	Years Ended December 31
	2013	2012
	(In Thousands, Except Percentages)
Securities sold under agreement to repurchase
Amounts outstanding at year-end	$51,919	$51,702
Year-end interest rate	0.31%	0.63%
Average daily balance during year	50,877	53,171
Maximum month-end balance during the year	57,182	57,050
Average interest rate during the year	0.44%	0.70%

As of December 31, 2013 and December 31, 2012, First Federal had the following lines of credit facilities available for short-term borrowing purposes:
A $10.8 million line of credit with the Federal Reserve Bank Discount Window at an interest rate of 50 basis points over the fed funds rate.  The fed funds rate as of December, 31, 2013 was 0.25%.
A $15 million line of credit with the Bank of America.  The rate on this line of credit is Bank of America’s fed funds rate, which floats daily.

15.  Other Noninterest Expense

The following is a summary of other noninterest expense:

	Years Ended December 31
	2013	2012	2011
	(In Thousands)
Legal and other professional fees	$2,947	$2,571	$2,473
Marketing	1,563	1,400	1,392
State franchise taxes	2,323	2,495	2,010
REO expenses and write-downs	1,584	1,121	2,453
Printing and office supplies	449	527	502
Amortization of intangibles	1,241	1,413	1,442
Postage	531	567	674
Check charge-offs and fraud losses	172	153	493
Credit and collection expense	915	948	874
Other *	5,315	7,090	4,318
Total other noninterest expense	$17,040	$18,285	$16,631

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

Included in accumulated other comprehensive income at December 31, 2013, 2012 and 2011 are the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31
	2013	2012	2011
	(In Thousands)
Unrecognized prior service cost	$78	$30	$46
Unrecognized actuarial losses	477	858	1,041
Total recognized in Accumulated Other Comprehensive Income	555	888	1,087
Income tax effect	(194)	(311)	(380)
Net amount recognized in Accumulated Other Comprehensive Income	$361	$577	$707

The prior service cost and actuarial loss included in other comprehensive income and expected to be recognized in net postretirement benefit cost during the fiscal year-ended December 31, 2014 is $12,000 ($8,000 net of tax) and $14,000 ($9,000 net of tax), respectively.

Reconciliation of Funded Status and Accumulated Benefit Obligation
The plan is not currently funded. The following table summarizes benefit obligation and plan asset activity for the plan measured as of December 31 each year:

	December 31
	2013	2012
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,140	$3,117
Service cost	82	88
Interest cost	118	120
Participant contribution	25	16
Actuarial (gains) / losses	(347)	(148)
Acquisition	-	60
Benefits paid	(139)	(113)
Benefit obligation at end of year	2,878	3,140
Change in fair value of plan assets:
Balance at beginning of year	-	-
Employer contribution	114	97
Participant contribution	25	16
Benefits paid	(139)	(113)
Balance at end of year	-	-
Funded status at end of year	$(2,878)	$(3,140)

Net periodic postretirement benefit cost includes the following components:
	Years Ended December 31
	2013	2012	2011
	(In Thousands)
Service cost-benefits attributable to service during the period	$82	$88	$73
Interest cost on accumulated postretirement benefit obligation	118	120	128
Net amortization and deferral	46	51	25
Net periodic postretirement benefit cost	246	259	226
Net (gain) / loss during the year	(347)	(148)	537
Impact of prior year acquisition	60	-	-
Amortization of prior service cost and actuarial losses	(46)	(51)	(25)
Total recognized in comprehensive income	(333)	(199)	512
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$(87)	$60	$738

The following assumptions were used in determining the components of the postretirement benefit obligation:

	2013	2012	2011
Weighted average discount rates:
Used to determine benefit obligations at December 31	4.75%	4.00%	4.25%
Used to determine net periodic postretirement benefit cost for years ended December 31	4.00%	4.25%	5.25%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.50%	8.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	4.00%
Year that rate reaches ultimate trend rate	2019	2019	2019

The following benefits are expected to be paid over the next five years and in aggregate for the next five years thereafter. Because the plan is unfunded, the expected net benefits to be paid and the estimated Company contributions are the same amount.

Expected to be Paid
(In Thousands)

2014	$140
2015	128
2016	132
2017	160
2018	153
2019 through 2023	892

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	One-Percentage-Point Increase		One-Percentage-Point Decrease
	Year Ended December 31		Year Ended December 31
	2013	2012	2013	2012
	(In Thousands)
Effect on total of service and interest cost	$28	$30	$(24)	$(25)
Effect on postretirement benefit obligation	351	406	(299)	(344)

The Company expects to contribute $140,000 before reflecting expected Medicare retiree drug subsidy payments in 2014.

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

The following schedule presents First Defiance consolidated and First Federal’s regulatory capital ratios as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$246,258	11.86%	$83,045	4.0%	N/A	N/A
First Federal	$235,699	11.36%	$82,978	4.0%	$103,722	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$246,258	13.98%	$70,473	4.0%	N/A	N/A
First Federal	$235,699	13.39%	$70,418	4.0%	$105,627	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$268,317	15.23%	$140,947	8.0%	N/A	N/A
First Federal	$257,741	14.64%	$140,836	8.0%	$176,046	10.0%

(1)
Core capital is computed as a percentage of adjusted total assets of $2.08 billion and $2.07 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.76 billion and $1.76 billion for consolidated and First Federal, respectively.

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

(1)
Core capital is computed as a percentage of adjusted total assets of $2.00 billion and $1.99 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.64 billion and $1.64 billion for consolidated and First Federal, respectively.

Management believes that, as of December, 31, 2013, First Federal was “well capitalized” based on the ratios presented above.  There are no conditions or events since the most recent notification from any of the regulatory agencies regarding those capital standards that management believes have changed any of the well capitalized categorizations of First Federal.  First Defiance does not have capital requirements at this time.

First Federal is subject to the regulatory capital requirements administered by the OCC and FDIC.  Regulatory authorities can initiate certain mandatory actions if First Federal fails to meet the minimum capital requirements, which could have a direct material effect on the Corporation’s financial statements. Management believes, as of December 31, 2013, that First Federal meets all capital adequacy requirements to which they are subject.
First Defiance is a unitary thrift holding company and is regulated by the Federal Reserve.  First Defiance is subject to regulatory capital requirements under the Federal Reserve.

Dividend Restrictions - Dividends paid by First Federal to First Defiance are subject to various regulatory restrictions.  First Federal paid $3.0 million in dividends in 2013 and $37.0 million in 2012. First Federal can initiate dividend payments equal to its net profits (as defined by statute) for 2012 and 2013 plus 2014 net profits.  During 2014, First Federal can declare dividends in the amount of $360,000 from its earnings in 2012 and 2013 and from any of its 2014 net profits to First Defiance.  First Insurance paid $1.5 million in dividends in 2013 and $300,000 in dividends to First Defiance in 2012.

18. Income Taxes

The components of income tax expense are as follows:
	Years Ended December 31
	2013	2012	2011
	(In Thousands)
Current:
Federal	$7,751	$7,862	$3,714
State and local	9	(50)	(91)
Deferred	1,518	200	3,042
	$9,278	$8,012	$6,665

The provision for income taxes differs from that computed at the statutory corporate tax rate as follows:

	Years Ended December 31
	2013	2012	2011
	(In Thousands)
Tax expense at statutory rate (35%)	$11,030	$9,337	$7,769
Increases (decreases) in taxes from:
State income tax – net of federal tax benefit	4	(32)	(59)
Tax exempt interest income, net of TEFRA	(1,043)	(1,047)	(926)
Bank owned life insurance	(449)	(374)	(230)
Stock option expense	12	22	36
Captive insurance	(415)	-	-
Other	139	106	75
Totals	$9,278	$8,012	$6,665

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of First Defiance’s deferred federal income tax assets and liabilities are as follows:

	December 31
	2013	2012
	(In Thousands)
Deferred federal income tax assets:
Allowance for loan losses	$8,798	$9,349
Postretirement benefit costs	1,013	1,078
Deferred compensation	1,412	1,095
Impaired loans	986	1,531
Capital loss carry-forward	555	596
Impaired investments	971	846
Accrued vacation	581	499
Allowance for real estate held for sale losses	277	484
Deferred loan origination fees and costs	265	251
Other	718	844
Total deferred federal income tax assets	15,576	16,573

Deferred federal income tax liabilities:
FHLB stock dividends	3,238	3,259
Goodwill	4,586	4,293
Mortgage servicing rights	3,211	2,742
Fixed assets	1,693	1,353
Other intangible assets	607	954
Loan mark to market	515	766
Net unrealized gains on available-for-sale securities	488	2,612
Prepaid expenses	617	464
Other	56	52
Total deferred federal income tax liabilities	15,011	16,495
Net deferred federal income tax asset (liability)	$565	$78

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods and the reversal of deferred tax liabilities during the same period and the ability to carryback any losses. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2013.

At December 31, 2013, the Company had capital loss carry-forwards of $1.7 million which will expire on December 31, 2014. No valuation allowance has been recorded as management has evaluated evidence supporting the realization of this asset and determined it is more likely than not that the asset will be realized.

Retained earnings at December 31, 2013 include approximately $11.0 million for which no tax provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2013 was approximately $3.85 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2011	$281
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	(140)
Settlements	-
Balance at December 31, 2011	$141

Balance at January 1, 2012	$141
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	(76)
Settlements	-
Balance at December 31, 2012	$65

Balance at January 1, 2013	$65
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions due to the statute of limitations	(65)
Settlements	-
Balance at December 31, 2013	$-

The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The total amount of interest and penalties recorded in the income statement, net of the related federal tax effect, for the year ended December 31, 2013 was a net reversal of $26,000, and the amount accrued for interest and penalties (net of the related federal tax effect) at December 31, 2013 was zero.

The total amount of interest and penalties recorded in the income statement, net of the related federal tax effect, for the year ended December 31, 2012 was a net reversal of $22,000, and the amount accrued for interest and penalties (net of the related federal tax effect) at December 31, 2012 was $26,000.

The total amount of interest and penalties recorded in the income statement, net of the related federal tax effect, for the year ended December 31, 2011 was $14,000, and the amount accrued for interest and penalties (net of the related federal tax effect) at December 31, 2011 was $73,000.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2009. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

19. Employee Benefit Plans
401(k) Plan
Employees of First Defiance are eligible to participate in the First Defiance Financial Corp. 401(k) Employee Savings Plan (First Defiance 401(k)) if they meet certain age and service requirements. Beginning in 2009, under the First Defiance 401(k), First Defiance matches 100% of the participants’ contributions up to 3% of compensation and then 50% of the participants’ contributions for the next 2% of compensation. Previously, matching contributions were 50% of the first 3% of participants contributions. The First Defiance 401(k) also provides for a discretionary First Defiance contribution in addition to the First Defiance matching contribution. First Defiance matching contributions totaled $868,000, $799,000 and $717,000 for the years ended December 31, 2013, 2012 and 2011, respectively. There were no discretionary contributions in any of those years.
Group Life Plan
On June 30, 2010, First Federal adopted the First Federal Bank of the Midwest Executive Group Life Plan – Post Separation (the “Group Life Plan”) in which various employees, including the Company’s named executive officers, may participate. Under the terms of the Group Life Plan, First Federal will purchase and own life insurance policies covering the lives of employees selected by the board of directors of First Federal as participants. There was ($35,000), $76,000, and $137,000 of expense recorded for the years ended December 31, 2013, 2012 and 2011, respectively, with a liability of $724,000, $760,000 and $683,000 for future benefits recorded at December 31, 2013, 2012 and 2011, respectively.  In 2013, management changed the discount rate to 4.75% to reflect the current interest rate environment which resulted in a reduction of the group life plan liability as of December 31, 2013.

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

As of December 31, 2013, 251,020 options have been granted pursuant to the 2010 equity plan and previous plans, and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In August 2011, the Company approved a 2011 Short-Term (“STIP”) Equity Incentive Plan and a 2011 Long-Term (“LTIP”) Equity Incentive Plan for selected members of management.  The Plans were effective January 1, 2011 and provide for cash and/or equity benefits if certain performance targets are achieved.  Equity awards issued under these plans will reduce the amount of the awards available to be issued under the 2010 Equity Plan.

In March 2012, the Company approved a 2012 STIP and a 2012 LTIP for selected members of management.  The plans were effective January 1, 2012 and provide for cash and/or equity benefits if certain performance targets are achieved.  Equity awards issued under these plans will reduce the amount of awards available to be issued under the 2010 Equity Plan.

Under the 2011 and 2012 STIPs the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate and/or market area performance targets during the calendar year. The final value of the awards to be made under the 2012 STIP will be determined as of December 31 of each year and will be paid out in cash and/or equity, as elected by the participant, in accordance with the following vesting schedule: 50% in the first quarter after the calendar year, 25% on the one-year anniversary of the grant date, and 25% on the second-year anniversary. The participants are required to be employed on the day of payout in order to receive an award. In December 2012, the Company amended the 2011 STIP and accelerated the payout, so that the remaining 50% of the award was paid in December 2012, rather than 25% at the beginning of 2013 and 25% at the beginning of 2014.

Under the 2011 and 2012 LTIPs the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets either over a two or three year period. The final amount of benefit under the 2011 LTIP was determined as of December 31, 2012 and the final amount of benefit under the 2012 LTIP will be determined as of December 31, 2014.  The benefits earned under the plans will be paid out in cash and/or equity, as elected by the participant, in the first quarter following the close of the performance period.  The participants are required to be employed on the day of payout in order to receive the payment.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on historical volatilities of the Company’s common shares. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  There were no stock options granted in 2013, 2012 or 2011.

Following is activity under the plans during 2013:
Stock options:	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2013	312,350	$20.33
Forfeited or cancelled	(22,000)	22.31
Exercised	(39,330)	16.55
Granted	-	-
Options outstanding, December 31, 2013	251,020	$20.75	3.16	$1,415
Vested or expected to vest at December 31, 2013	251,020	$20.75	3.16	$1,415
Exercisable at December 31, 2013	240,350	$21.26	3.06	$1,239

Information related to the stock option plans follows:

	Year Ended December 31
	2013	2012	2011

	(in thousands, except per share amounts)
Intrinsic value of options exercised	$310	$4	$1
Cash received from option exercises	350	5	11
Tax benefit realized from option exercises	54	-	-
Weighted average fair value of options granted	-	-	-

As of December 31, 2013, there was $6,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 0.3 years.

At December 31, 2013, 106,061 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievement of established targets. Total expense of $1.0 million, $677,000 and $492,000 was recorded during the years ended December 31, 2013, 2012 and 2011, respectively, and approximately $540,000 and $530,000 is included within other liabilities at December 31, 2013 and 2012, respectively, related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2013	38,871	$14.74	11,260	$13.28
Granted	91,187	19.42	20,639	15.77
Vested	(20,639)	15.77	(31,899)	14.89
Forfeited	(3,358)	11.97	-	-
Unvested at December 31, 2013	106,061	$18.66	-	$-

The maximum amount of compensation expense that may be earned for the 2013 STIP and the 2012 and 2013 LTIPs at December 31, 2013 is approximately $2.9 million.  However, the estimated expense expected to be earned as of December 31, 2013 based on the performance measures in the plans, is $1.9 million of which $787,000 is unrecognized at December 31, 2013 and will be recognized over the remaining performance period.

As of December 31, 2013 and 2012, 202,405 and 290,234 shares, respectively, were available for grant under the Company’s stock option plans. Options forfeited or cancelled under all plans except the 2010 plan are no longer available for grant to other participants.

21. Parent Company Statements
Condensed parent company financial statements, which include transactions with subsidiaries, follow:
	December 31
Statements of Financial Condition	2013	2012
	(In Thousands)
Assets
Cash and cash equivalents	$8,228	$8,884
Available for Sale Securities	-	1,002
Investment in banking subsidiary	285,813	270,444
Investment in non-bank subsidiaries	13,518	13,034
Other assets	1,774	1,766
Total assets	$309,333	$295,130

Liabilities and stockholders’ equity:
Subordinated debentures	$36,083	$36,083
Accrued liabilities	1,103	919
Stockholders’ equity	272,147	258,128
Total liabilities and stockholders’ equity	$309,333	$295,130

	Years Ended December 31
Statements of Income	2013	2012	2011
	(In Thousands)

Dividends from subsidiaries	$4,500	$37,300	$-
Interest on investments	18	12	8
Interest expense	(601)	(971)	(1,278)
Other income	1	-	1
Noninterest expense	(853)	(1,013)	(690)
Income (loss) before income taxes and equity in earnings of subsidiaries	3,065	35,328	(1,959)
Income tax credit	(415)	(669)	(665)
Income (loss) before equity in earnings of subsidiaries	3,480	35,997	(1,294)
Undistributed equity in (distributions in excess of) earnings of subsidiaries	18,755	(17,333)	16,828
Net income	$22,235	$18,664	$15,534
Comprehensive income	$18,506	$18,941	$19,873

	Years Ended December 31
Statements of Cash Flows	2013	2012	2011
	(In Thousands)
Operating activities:
Net income	$22,235	$18,664	$15,534
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distribution in excess of (undistributed equity in) earnings of subsidiaries	(18,755)	17,333	(16,828)
Change in other assets and liabilities	176	97	109
Net cash provided by (used in) operating activities	3,656	36,094	(1,185)

Investing activities:
Investment in non-bank subsidiary	-	(250)	(4,785)
Purchase of available-for-sale securities	-	-	(2,000)
Sale of available-for-sale securities	1,002	1,000	-
Net cash (used in) provided by investing activities	1,002	750	(6,785)

Financing activities:
Repurchase of common stock	(1,821)	-	-
Cash dividends paid	(3,907)	(3,086)	(2,331)
Stock Options Exercised	350	4	11
Treasury stock sales	64	14	29
Proceeds from issuance of common stock	-	-	19,859
Preferred Stock payoff	-	(36,358)	-
Net cash used in financing activities	(5,314)	(39,426)	17,568

Net increase (decrease) in cash and cash equivalents	(656)	(2,582)	9,598
Cash and cash equivalents at beginning of year	8,884	11,466	1,868
Cash and cash equivalents at end of year	$8,228	$8,884	$11,466

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

FASB ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on the best information available. In that regard, FASB ASC Topic 820 established a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

⋅	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

⋅
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

⋅
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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate bonds and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 1 and Level 3.  The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies.  Two collateralized debt obligations backed by insurance companies were classified as Level 1 at December 31, 2013 due to receiving a Level 1 price at which the securities were subsequently sold on January 15, 2014 as a result of these securities being disallowed under the final interim Volcker rule that was announced January 14, 2014.  The two collateralized debt obligations backed by financial institutions are allowed under the final interim Volcker Rule and classified as Level 3 based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model, which used appropriately adjusted discount rates reflecting credit and liquidity risks.  The Company used an independent third party, which is described further in Note 7.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$4,921	$-	$4,921
Mortgage-backed - residential	-	41,292	-	41,292
Collateralized mortgage obligations	-	59,841	-	59,841
Trust preferred stock	1,654	-	582	2,236
Preferred stock	718	-	-	718
Corporate bonds	-	8,942	-	8,942
Obligations of state and political subdivisions	-	80,220		80,220
Mortgage banking derivative - asset	-	295	-	295
Mortgage banking derivative - liability	-	-	-	-

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$-	$11,069	$-	$11,069
U.S. treasury bonds	-	1,002	-	1,002
Mortgage-backed - residential	-	31,461	-	31,461
Collateralized mortgage obligations	-	57,466	-	57,466
Trust preferred stock	-	-	1,474	1,474
Preferred stock	134	-	-	134
Corporate bonds	-	8,884	-	8,884
Obligations of state and political subdivisions	-	82,611	-	82,611
Mortgage banking derivative - asset	-	950	-	950
Mortgage banking derivative - liability	-	(94)	-	(94)

Trust preferred stock in the amount of $1,654,000 was transferred from level 3 to level 1 in 2013 due to two securities being disallowed under the final interim Volcker Rule resulting in the company selling these two securities on January 15, 2014 after obtaining a Level 1 price.  The selling price (Level 1) was used to determine the fair value at December 31, 2013. There were no transfers between Levels during the period ended December 31, 2012.

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	(In Thousands)
	2013	2012
Beginning balance	$1,474	$1,342
Total gains or losses (realized/unrealized)
Included in earnings (realized)	(337)	76
Included in other comprehensive income (presented gross of taxes)	1,099	322
Amortization	-	-
Redemption	-	(266)
Transfers in and/or out of Level 3	(1,654)	-
Ending balance	$582	$1,474

	Changes in Unrealized Gains/Losses Recorded in Earnings
	For the Year Relating to Level 3 Assets Still Held at Reporting
	Date for the Year Ended December 31
	(In Thousands)

	Trust Preferred Stock
	2013	2012	2011
Interest income on securities	$83	$160	$71

Other changes in fair value	(420)	(84)	(73)

Total	$(337)	$76	$(2)

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:
Assets and Liabilities Measured on a Non-Recurring Basis
December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$259	$259
Multi Family Residential	-	-	338	338
Commercial Real Estate	-	-	9,590	9,590
Home Equity and Improvement	-	-	531	531
Total impaired loans	-	-	10,718	10,718
Mortgage servicing rights	-	1,370	-	1,370
Real estate held for sale
Residential	-	-	112	112
CRE	-	-	1,278	1,278
Total Real Estate held for sale	-	-	1,390	1,390

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

	(In Thousands)
Impaired loans
1-4 FamilyResidential Real Estate	$-	$-	$599	$599
Multi Family Residential	-	-	407	407
Commercial Real Estate	-	-	12,126	12,126
Commercial	-	-	771	771
Home Equity and Improvement	-	-	168	168
Total Impaired loans	-	-	14,071	14,071
Mortgage servicing rights	-	7,833	-	7,833
Real estate held for sale
Residential	-	-	61	61
CRE	-	-	385	385
Total Real Estate held for sale	-	-	446	446

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average

	(Dollars in Thousands)

Trust preferred stock	$582	Discounted cash flow	Constant prepayment rate	2-40%	40%
			Expected asset default	0-30%	15%
			Expected recoveries	10-15%	10%
Impaired Loans- Applies to all loan classes	$10,718	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	0-10%	10%
Real estate held for sale – Applies to all classes	$1,390	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	0-20%	20%

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average

	(Dollars in Thousands)

Trust preferred stock	$1,474	Discounted cash flow	Constant prepayment rate	2-40%	40%
			Expected asset default	0-30%	15%
			Expected recoveries	10-15%	10%
Impaired Loans- Applies to all loan classes	$14,071	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	0-10%	10%
Real estate held for sale – Applies to all classes	$446	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	0-20%	20%

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $10.7 million, with no valuation allowance and a fair value of $14.1 million with no valuation allowance at December 31, 2013 and 2012. A provision expense of $3.2 million and $6.3 million for the years ended December 31, 2013 and 2012 related to these impaired loans was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $1.4 million with a valuation allowance of $1.0 million and a fair value of $7.8 million with a valuation allowance of $2.3 million at December 31, 2013 and 2012, respectively.  A recovery of $1.3 million and a charge of $759,000 for the years ended December 31, 2013 and 2012 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for changes in market conditions. The change in fair value of real estate held for sale was $740,000 and $416,000 for the years ended December 31, 2013 and 2012 which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of December 31, 2013 and December 31, 2012. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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
FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at December 31, 2013.

	Fair Value Measurements at December 31, 2013 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$179,318	$179,318	$179,318	$-	$-
Investment securities	198,557	198,563	2,372	195,609	582
Federal Home Loan Bank Stock	19,350	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,564,618	1,568,929	-	9,140	1,559,789
Accrued interest receivable	5,778	5,778	4	696	5,078

Financial Liabilities:
Deposits	$1,735,792	$1,738,216	$348,943	$1,389,273	$-
Advances from Federal Home Loan Bank	22,520	22,713	-	22,713	-
Securities sold under repurchase agreements	51,919	51,919	-	51,919	-
Subordinated debentures	36,083	35,237	-	-	35,237

	Fair Value Measurements at December 31, 2012 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$136,832	$136,832	$136,832	$-	$-
Investment securities	194,609	194,617	134	193,009	1,474
Federal Home Loan Bank Stock	20,655	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,520,610	1,543,438	-	22,577	1,520,861
Accrued interest receivable	5,594	5,594	-	757	4,837

Financial Liabilities:
Deposits	$1,667,472	$1,671,713	$315,132	$1,356,581	$-
Advances from Federal Home Loan Bank	12,796	13,466	-	13,466	-
Securities sold under repurchase agreements	51,702	51,702	-	51,702	-
Subordinated debentures	36,083	35,766	-	-	35,766

23. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.  These mortgage banking derivatives are not designated in hedge relationships.  First Federal had approximately $7.5 million and $34.0 million of interest rate lock commitments at December 31, 2013 and 2012, respectively.  There were $12.1 million and $53.6 million of forward commitments for the future delivery of residential mortgage loans at December 31, 2013 and 2012, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset or a derivative liability.  The table below provides data about the carrying values of these derivative instruments:

	December 31, 2013			December 31, 2012
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$295	$-	$295	$950	$(94)	$856

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Twelve Months Ended December 31,
	2013	2012	2011

	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$(526)	$249	$252

The above amounts are included in mortgage banking income with gain on sale of mortgage loans.  During 2013 and 2011, management determined that a group of loans, previously classified as held for sale, were no longer sellable and were transferred back into the portfolio.  As a result, a $34,000 and $90,000 loss related to a fair value adjustment on those loans was recorded in 2013 and 2011, respectively. No such adjustments were made in 2012.

24. Quarterly Consolidated Results of Operations (Unaudited)

The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Amounts)
2013
Interest income	$18,476	$18,732	$18,836	$18,737
Interest expense	1,949	1,814	1,680	1,727
Net interest income	16,527	16,918	17,156	17,010
Provision for loan losses	425	448	476	475
Net interest income after provision for loan losses	16,102	16,470	16,680	16,535
Gain on sale, call or write-down of securities	53	44	-	(337)
Noninterest income	8,909	7,804	7,289	6,808
Noninterest expense	17,199	15,674	16,045	15,926
Income before income taxes	7,865	8,644	7,924	7,080
Income taxes	2,306	2,535	2,445	1,992
Net income	$5,559	$6,109	$5,479	$5,088

Dividends declared on Preferred Shares	-	-	-	-
Accretion on Preferred Shares	-	-	-	-
Net income applicable to common shares	$5,559	$6,109	$5,479	$5,088

Earnings per common share:
Basic	$0.57	$0.63	$0.56	$0.52
Diluted	$0.55	$0.60	$0.54	$0.50
Average shares outstanding:
Basic	9,736	9,774	9,780	9,766
Diluted	10,105	10,156	10,212	10,198

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2012
Interest income	$20,754	$20,519	$20,098	$19,572
Interest expense	3,555	3,273	2,923	2,186
Net interest income	17,199	17,246	17,175	17,386
Provision for loan losses	3,503	4,097	705	2,619
Net interest income after provision for loan losses	13,696	13,149	16,470	14,767
Gain on sale, call or write-down of securities	43	382	103	1,606
Noninterest income	8,376	7,612	7,677	8,575
Noninterest expense	16,259	15,532	16,450	17,539
Income before income taxes	5,856	5,611	7,800	7,409
Income taxes	1,703	1,690	2,366	2,253
Net income	$4,153	$3,921	$5,434	$5,156

Dividends declared on Preferred Shares	(462)	(435)	(3)	-
Accretion on Preferred Shares	(46)	(305)	(8)	-
Redemption of Preferred Shares	-	642	-	-
Net income applicable to common shares	$3,645	$3,823	$5,423	$5,156

Earnings per common share:
Basic	$0.37	$0.39	$0.56	$0.53
Diluted	$0.37	$0.38	$0.54	$0.52
Average shares outstanding:
Basic	9,726	9,729	9,729	9,729
Diluted	9,970	9,985	10,000	10,012

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

In June 2012, the U.S. Treasury sold its preferred shares of the Company through a public offering structured as a modified Dutch auction.  The Company bid on its preferred shares in the auction after receiving approval from its regulators.  The clearing price per preferred share was $962.66 (compared to a par value of $1,000.00 per share) and the Company was successful in repurchasing 16,560 of the 37,000 preferred shares outstanding through the auction process.  The Company also acquired an additional 19,440 preferred shares in the secondary market prior to the end of the second quarter of 2012.  The remaining 1,000 outstanding preferred shares were purchased at par value on July 18, 2012.  The clearing prices per preferred share purchased in the secondary market were as follows:  1,100 shares at $997.50, 2,500 shares at $1,000.00 and 16,840 shares at $998.75.
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

27. Other Comprehensive Income (Loss)
The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities and OTTI losses on investment securities in the accompanying consolidated condensed statements of income.

	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount

Twelve months ended December 31, 2013:	(In Thousands)
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(6,309)	$(2,216)	$(4,093)
Reclassification adjustment for net (gains) losses included in net income	240	92	148
Change in postretirement benefit obligation	333	117	216
Total other comprehensive income (loss)	$(5,736)	$(2,007)	$(3,729)
	Before Tax	Tax Expense	Net of Tax
	Amount	(Benefit)	Amount

Twelve months ended December 31, 2012:	(In Thousands)
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$2,360	$846	$1,514
Reclassification adjustment for net (gains) losses included in net income	(2,134)	(767)	(1,367)
Change in postretirement benefit obligation	199	69	130
Total other comprehensive income (loss)	$425	$148	$277

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2013	$4,851	$(577)	$4,274
Other comprehensive loss before reclassifications	(4,093)	216	(3,877)
Amounts reclassified from accumulated other comprehensive loss	148	-	148

Net other comprehensive loss during period	(3,945)	216	(3,729)

Balance December 31, 2013	$906	$(361)	$545

Balance January 1, 2012	$4,704	$(707)	$3,997
Other comprehensive loss before reclassifications	1,514	130	1,644
Amounts reclassified from accumulated other comprehensive loss	(1,367)	-	(1,367)

Net other comprehensive loss during period	147	130	277

Balance December 31, 2012	$4,851	$(577)	$4,274

28. Subsequent Event

On February 18, 2014, the Company announced the signing of a definitive agreement to acquire First Community Bank (FCB”). Under the merger agreement First Federal will acquire FCB in a cash transaction in which FCB will merge with and into First Federal. FCB operates four branches in the Columbus, Ohio market and at December 31, 2013, had assets of $101.4 million (unaudited), loans of $65.4 million (unaudited), deposits of $90.5 million (unaudited) and common equity of $10.6 million (unaudited).  Under the terms of the merger agreement, First Federal will pay $12.9 million in cash for all outstanding shares of FCB, subject to certain adjustment factors. The transaction is expected to close by the end of the third quarter of 2014.

Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
                None.
Item 9A.     Controls and Procedures
                    First Defiance’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of First Defiance’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that First Defiance’s disclosure controls and procedures as of December 31, 2013, are effective.
                    The information set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 above is incorporated herein by reference.
                    There were no changes in First Defiance’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect First Defiance’s internal control over financial reporting.
Item 9B.     Other Information
                None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

                The information required herein is incorporated by reference from the sections captioned: “Proposal 1 - Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement to be filed on or about March 24, 2014 (the “Proxy Statement”).

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

Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to the shares of First Defiance common stock that may be issued under First Defiance’s existing equity compensation plans.

Number of Securities
Remaining Available
for Future Issuance
	Number of securities to		Under Equity
	be Issued Upon	Weighted Average	Compensation Plans
	Exercise of Outstanding	Exercise Price of	(Excluding Securities
	Options, Warrants and	Outstanding Options,	Reflected in Column
Plan Category	Rights	Warrants and Rights	(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	251,020	$20.75	202,405

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	The following documents are filed as Item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

(B)	Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

(C)	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

(G)	Notes to Consolidated Financial Statements

(2)	Separate financial statement schedules are not being filed because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed with this Form 10-K are listed as Exhibits 10.1 through 10.35.

SIGNATURES

                Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DEFIANCE FINANCIAL CORP.

February 28, 2014	By:	/s/ Kevin T. Thompson
Kevin T. Thompson, Chief Financial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2014.

Signature	Title

/s/ William J. Small	Chairman of the Board
William J. Small

/s/ Donald P. Hileman	Executive Vice President and Chief
Donald P. Hileman	Executive Officer

/s/ Kevin T. Thompson	Executive Vice President and Chief
Kevin T. Thompson	Financial Officer (principal accounting officer)

/s/ James L. Rohrs	Director, Executive Vice President
James L. Rohrs

/s/ Stephen L. Boomer	Director, Vice Chairman
Stephen L. Boomer

/s/ John L. Bookmyer	Director
John L. Bookmyer

/s/ Dr. Douglas A. Burgei	Director
Dr. Douglas A. Burgei

/s/ Peter A. Diehl	Director
Peter A. Diehl

/s/ Barb A. Mitzel	Director
Barb A. Mitzel

/s/ Jean A. Hubbard	Director
Jean A. Hubbard

/s/ Samuel S. Strausbaugh	Director
Samuel S. Strausbaugh

/s/ Thomas A. Voigt	Director
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

Exhibit
Number	Description
3.1	Articles of Incorporation	(1)
3.2	Code of Regulations	(1)

3.3	Amendment to Articles of Incorporation	(11)
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	(17)
4.2	Form of Warrant for Purchase of Shares of Common Stock	(15)
10.1	1996 Stock Option Plan	(2)
10.2	Form of Incentive Stock Option Award Agreement under 2001 Plan	(3)
10.3	Form of Nonqualified Stock Option Award Agreement under 1996 Plan	(3)
10.4	1996 Management Recognition Plan and Trust	(8)
10.5	2001 Stock Option and Incentive Plan	(5)
10.6	Employment Agreement with William J. Small	(6)
10.7	Employment Agreement with James L. Rohrs	(7)
10.8	Employment Agreement with Donald P. Hileman	(18)
10.9	Employment Agreement with Gregory R. Allen	(9)
10.10	2005 Stock Option and Incentive Plan	(10)
10.11	Letter Agreement, dated December 5, 2008, between First Defiance and the U.S. Treasury	(12)
10.12	2008 Long Term Incentive Compensation Plan (LTIP)	(13)
10.13	Form of Contingent Award Agreement under LTIP	(14)
10.14	Form of Stock Option Award Agreement under 2005 Plan	(4)
10.15	Amendment to all Employment Agreements for CPP	(4)
10.16	Form of Agreement for CPP Compensation Standards	(21)
10.17	Form of Option Award Agreement with EESA restriction under 2005 Plan	(21)
10.18	First Federal Executive Group Life Plan – Post Separation	(19)
10.19	2010 Equity Incentive Plan	(20)
10.20	Underwriting Agreement dated March 23, 2011	(27)
10.21	First Defiance Deferred Compensation Plan	(33)
10.22	Form of Restricted Stock Award Agreement	(22)
10.23	2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement	(23)
10.24	2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement	(24)
10.25	2010 Equity Plan Form of Long-Term Incentive Plan Award Agreement (with TARP Restrictions)	(25)
10.26	2010 Equity Plan Form of Short-Term Incentive Plan Award Agreement (with TARP Restrictions)	(26)
10.27	First Amendment to First Defiance Financial Corp. 2010 Equity Incentive Plan	(28)
10.28	First Defiance Financial Corp. and Affiliates Incentive Compensation Plan	(29)

10.29	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive – TARP Applicable)	(30)
10.30	First Defiance Financial Corp. Long-Term Restricted Stock Unit Award Agreement (2012 Long Term Incentive)	(31)
10.31	Underwriting Agreement dated June 13, 2012	(32)
10.32	Employment Agreement with Donald P. Hileman	(34)
10.33	Employment Agreement with Kevin T. Thompson	(35)
10.34	Form of Restricted Stock Award Agreement	(36)
10.35	Consulting Agreement with William J. Small	(37)
21	List of Subsidiaries of the Company	(17)
23.1	Consent of Crowe Horwath LLP	(17)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheet, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Changes in Equity, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text and in detail.	(17)

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2001 Form 10-K (Film No. 02580719)
(3)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2004 Form 10-K (Film No. 0568550)
(4)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2008 Form 10-K (Film No. 09683948)
(5)	Incorporated herein by reference to Appendix B to the 2001 Proxy Statement (Film No. 1577137)
(6)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed October 1, 2007 (Film No. 071144951)
(7)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed October 1, 2007 (Film No. 071144951)
(8)	Incorporated herein by reference to exhibit 10.2 in Registrant’s 2001 Form 10-K (Film No. 02580719)
(9)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed October 1, 2007 (Film No. 071144951)
(10)	Incorporated herein by reference to Appendix A to the 2005 Proxy Statement (Film No. 05692264)
(11)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(12)	Incorporated herein by reference to exhibit 10 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(13)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 12, 2008 (Film No. 081245224)
(14)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 12, 2008 (Film No. 081245224)

(15)	Incorporated herein by reference to exhibit 4 in Form 8-K filed December 8, 2008 (Film No. 081236105)
(17)	Included herein
(18)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 16, 2009 (Film No. 091245196)
(19)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 2, 2010 (Film No. 101158262)
(20)	Incorporated herein by reference to Annex A to 2010 Proxy Statement (Film No. 10693151)
(21)	Incorporated herein by reference to like numbered exhibit in Registrant’s 2010 Form 10-K (Film No. 10652528)
(22)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed May 5, 2011 (Film No. 11803357)
(23)	Incorporated herein by reference to exhibit 10.1 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(24)	Incorporated herein by reference to exhibit 10.2 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(25)	Incorporated herein by reference to exhibit 10.3 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(26)	Incorporated herein by reference to exhibit 10.4 in Form 10-Q filed November 8, 2011 (Film No. 111188059)
(27)	Incorporated herein by reference to exhibit 1 in Form 8-K filed March 29, 2011 (Film No. 11719267)
(28)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(29)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(30)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(31)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed March 15, 2012 (Film No. 12694926)
(32)	Incorporated herein by reference to exhibit 1.1 in Form 8-K filed June 15, 2012 (Film No. 12910514)
(33)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 23, 2005 (Film No. 051284175)
(34)	Incorporated herein by reference to exhibit 10.1 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(35)	Incorporated herein by reference to exhibit 10.2 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(36)	Incorporated herein by reference to exhibit 10.3 in Form 8-K filed December 30, 2013 (Film No. 131303552)
(37)	Incorporated herein by reference to exhibit 10.4 in Form 8-K filed December 30, 2013 (Film No. 131303552

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

- 138 -