Form 10-Q
period 2014-03-31
FIRST DEFIANCE FINANCIAL CORP
filed 2014-05-08
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value – 9,665,100 shares outstanding at April 30, 2014.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2014	December 31, 2013

Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$42,183	$36,318
Federal funds sold	169,000	143,000
	211,183	179,318
Securities:
Available-for-sale, carried at fair value	209,321	198,170
Held-to-maturity, carried at amortized cost (fair value $383 and $393 at March 31, 2014 and December 31, 2013, respectively)	378	387
	209,699	198,557
Loans held for sale	8,771	9,120
Loans receivable, net of allowance of $24,783 at March 31, 2014 and $24,950 at December 31, 2013, respectively	1,539,170	1,555,498
Accrued interest receivable	6,122	5,778
Federal Home Loan Bank stock	13,802	19,350
Bank owned life insurance	46,934	42,715
Premises and equipment	38,379	38,597
Real estate and other assets held for sale	6,028	5,859
Goodwill	61,525	61,525
Core deposit and other intangibles	3,208	3,497
Mortgage servicing rights	9,014	9,106
Deferred taxes	92	565
Other assets	9,732	7,663
Total assets	$2,163,659	$2,137,148

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	March 31, 2014	December 31, 2013

Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,760,617	$1,735,792
Advances from the Federal Home Loan Bank	22,278	22,520
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	48,939	51,919
Advance payments by borrowers	1,209	1,519
Other liabilities	19,656	17,168
Total liabilities	1,888,782	1,865,001

Stockholders’ equity:
Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,735,313 and 12,735,313 shares issued and 9,652,966 and 9,719,521 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	136,142	136,403
Accumulated other comprehensive income, net of tax of $897 and $294, respectively	1,665	545
Retained earnings	186,001	182,290
Treasury stock, at cost, 3,082,347 and 3,015,792 shares respectively	(49,936)	(48,096)
Total stockholders’ equity	274,877	272,147

Total liabilities and stockholders’ equity	$2,163,659	$2,137,148

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except share and per share data)

	Three Months Ended
	March 31,
	2014	2013
Interest Income
Loans	$16,651	$16,796
Investment securities:
Taxable	775	678
Non-taxable	752	725
Interest-bearing deposits	101	58
FHLB stock dividends	195	219
Total interest income	18,474	18,476
Interest Expense
Deposits	1,358	1,647
FHLB advances and other	133	90
Subordinated debentures	146	152
Securities sold under repurchase agreements	41	60
Total interest expense	1,678	1,949
Net interest income	16,796	16,527
Provision for loan losses	103	425
Net interest income after provision for loan losses	16,693	16,102
Non-interest Income
Service fees and other charges	2,324	2,385
Insurance commission income	3,030	3,036
Mortgage banking income	1,247	2,830
Gain on sale of non-mortgage loans	3	15
Gain on sale or call of securities	-	53
Trust income	278	206
Income from Bank Owned Life Insurance	219	229
Other non-interest income	225	251
Total non-interest income	7,326	9,005
Non-interest Expense
Compensation and benefits	8,472	8,798
Occupancy	1,588	1,632
FDIC insurance premium	385	656
State franchise tax	495	629
Data processing	1,365	1,181
Amortization of intangibles	289	336
Other non-interest expense	4,067	4,010
Total non-interest expense	16,661	17,242
Income before income taxes	7,358	7,865
Federal income taxes	2,179	2,306
Net Income	$5,179	$5,559

Earnings per common share (Note 6)
Basic	$0.53	$0.57
Diluted	$0.51	$0.55
Dividends declared per share (Note 5)	$0.15	$0.10
Average common shares outstanding (Note 6)
Basic	9,681	9,736
Diluted	10,108	10,105

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$5,179	$5,559

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	1,723	(664)
Reclassification adjustment for security gains included in net income(1)	-	(53)
Income tax benefit (expense)	(603)	251
Other comprehensive income (loss)	1,120	(466)

Comprehensive income	$6,299	$5,093

(1) Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended March 31, 2014 and 2013 was $0 and $13, respectively.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Statement of Changes in Stockholders’ Equity

(Amounts in Thousands, except number of shares)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholder’s
	Stock	Stock	Warrant	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at January 1, 2014	$-	$127	$878	$136,403	$545	$182,290	$(48,096)	$272,147
Net income						5,179		5,179
Other comprehensive income					1,120			1,120
Stock option expense				20				20
7,050 shares issued under stock option plan, with $17 income tax benefit, net of repurchases				(11)		(19)	106	76
Restricted share activity under stock incentive Plans, including 5,767 shares issued				(270)			93	(177)
78,972 shares repurchased							(2,039)	(2,039)
Common stock dividends declared						(1,449)		(1,449)
Balance at March 31, 2014	$-	$127	$878	$136,142	$1,665	$186,001	$(49,936)	$274,877

Balance at January 1, 2013	$-	$127	$878	$136,046	$4,274	$164,103	$(47,300)	$258,128
Net income						5,559		5,559
Other comprehensive loss					(466)			(466)
Stock option expense				19				19
4,870 shares issued under stock option plan, with no income tax benefit, net of repurchases				(9)		(81)	142	52
Restricted share activity under stock incentive Plans, including 31,796 shares issued				(131)		(45)	500	324
Common stock dividends declared						(973)		(973)
Balance at March 31, 2013	$-	$127	$878	$135,925	$3,808	$168,563	$(46,658)	$262,643

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net income	$5,179	$5,559
Items not requiring (providing) cash
Provision for loan losses	103	425
Depreciation	725	809
Amortization of mortgage servicing rights, net of impairment recoveries	299	216
Amortization of core deposit and other intangible assets	289	336
Net amortization of premiums and discounts on loans and deposits	160	199
Amortization of premiums and discounts on securities	93	129
Change in deferred taxes	(129)	27
Proceeds from the sale of loans held for sale	27,698	112,112
Originations of loans held for sale	(28,093)	(99,395)
Gain from sale of loans	(644)	(2,191)
Loss from sale of property and equipment	-	1
Gain from sale or call of securities	-	(53)
Loss on sale or write-down of real estate and other assets held for sale	(38)	17
Stock option expense	20	19
Restricted stock expense (credit)	(177)	324
Income from bank owned life insurance	(219)	(229)
Changes in:
Accrued interest receivable	(344)	(431)
Other assets	(2,069)	(383)
Other liabilities	2,489	(1,854)
Net cash provided by operating activities	5,342	15,637

Investing Activities
Proceeds from maturities of held-to-maturity securities	8	16
Proceeds from maturities, calls and pay-downs of available-for-sale securities	5,496	13,805
Proceeds from sale of real estate and other assets held for sale	496	785
Proceeds from the sale of available-for-sale securities	1,654	1,019
Proceeds from sale of non-mortgage loans	8,679	3,629
Purchases of available-for-sale securities	(16,672)	(17,647)
Purchase of bank owned life insurance	(4,000)	-
Purchase of portfolio mortgage loans	(5,118)	-
Proceeds from Federal Home Loan stock redemption	5,548	1,301
Purchases of premises and equipment, net	(507)	(365)
Net decrease in loans receivable	13,058	12,447
Net cash provided by investing activities	8,642	14,990

Financing Activities
Net (decrease) increase in deposits and advance payments by borrowers	24,515	(11,229)
Repayment of Federal Home Loan Bank advances	(242)	(12)
Increase (decrease) in securities sold under repurchase agreements	(2,980)	1,045
Proceeds from exercise of stock options	76	52
Net cash paid for repurchase of common stock	(2,039)	-
Cash dividends paid on common stock	(1,449)	(973)
Net cash provided by (used in) financing activities	17,881	(11,117)
Increase in cash and cash equivalents	31,865	19,510
Cash and cash equivalents at beginning of period	179,318	136,832
Cash and cash equivalents at end of period	$211,183	$156,342

Supplemental cash flow information:
Interest paid	$1,662	$1,923
Income taxes paid	$-	$3,100
Transfers from loans to real estate and other assets held for sale	$627	$1,310

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at March 31, 2014 and 2013)

1.	Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that, through its subsidiaries, First Federal Bank of the Midwest (“First Federal”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management Inc. (collectively, the Subsidiaries”), focuses on traditional banking and property and casualty, life and group health insurance products. All significant intercompany transactions and balances are eliminated in consolidation.

First Federal is primarily engaged in community banking attracting deposits from the general public and using those and other available sources of funds to originate loans primarily in the counties in which its offices are located. First Federal’s traditional banking activities include originating and servicing residential, non-residential real estate, commercial, home improvement and home equity and consumer loans and providing a broad range of depository, trust and wealth management services. First Insurance is an insurance agency that does business in the Defiance, Bryan, Bowling Green, Maumee and Oregon, Ohio areas, offering property and casualty, group health insurance and life insurance products. First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company to insure the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

The consolidated condensed statement of financial condition at December 31, 2013 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K.

The accompanying consolidated condensed financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2013 Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, warrants, restricted stock awards and stock grants.

Newly Issued but Not Yet Effective Accounting Standards

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in ASU 2014-04 to Topic 310, “Receivables - Troubled Debt Restructurings by Creditors,” is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate bonds and municipal securities. The Company classifies its pooled trust preferred collateralized debt obligations as Level 1 and Level 3. The portfolio consists of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. The two collateralized debt obligations, which are backed by financial institutions, are allowed under the Volcker Rule and classified as Level 3 based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model, which used appropriately adjusted discount rates reflecting credit and liquidity risks. The Company used an independent third party, which is described further in Note 7.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

March 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. government corporations and agencies	$-	$4,945	$-	$4,945
Mortgage-backed - residential	-	42,294	-	42,294
REMICs	-	1,985	-	1,985
Collateralized mortgage obligations	-	67,775	-	67,775
Trust preferred stock	-	-	704	704
Preferred stock	880	-	-	880
Corporate bonds	-	6,961	-	6,961
Obligations of state and political subdivisions	-	83,777	-	83,777
Mortgage banking derivative - asset	-	345	-	345
Mortgage banking derivative - liability	-	-	-	-

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$4,921	$-	$4,921
Mortgage-backed - residential	-	41,292	-	41,292
Collateralized mortgage obligations	-	59,841	-	59,841
Trust preferred stock	1,654	-	582	2,236
Preferred stock	718	-	-	718
Corporate bonds	-	8,942	-	8,942
Obligations of state and political subdivisions	-	80,220		80,220
Mortgage banking derivative - asset	-	295	-	295
Mortgage banking derivative - liability	-	-	-	-

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and March 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2014	$582
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	-
Included in other comprehensive income (presented gross of taxes)	122
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, March 31, 2014	$704

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2013	$1,474
Total gains or losses (realized/unrealized)
Included in earnings (unrealized)	-
Included in other comprehensive income (presented gross of taxes)	177
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, March 31, 2013	$1,651

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

March 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$436	$436
Multi Family Residential	-	-	320	320
Commercial Real Estate	-	-	7,561	7,561
Commercial loans	-	-	1,800	1,800
Total Impaired loans	-	-	10,117	10,117
Mortgage servicing rights	-	1,255	-	1,255

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
1-4 Family Residential Real Estate	$-	$-	$259	$259
Multi Family Residential	-	-	338	338
Commercial Real Estate	-	-	9,590	9,590
Home Equity and Improvement	-	-	531	531
Total impaired loans	-	-	10,718	10,718
Mortgage servicing rights	-	1,370	-	1,370
Real estate held for sale
Residential	-	-	112	112
CRE	-	-	1,278	1,278
Total Real Estate held for sale	-	-	1,390	1,390

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in Thousands)

Trust preferred stock	$704	Discounted cash flow	Constant prepayment rate	40%	40%
			Expected asset default	0-30%	15%
			Expected recoveries	10-15%	10%

Impaired Loans- Applies to all loan classes	$10,117	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	0-10%	10%

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
	(Dollars in Thousands)

Trust preferred stock	$582	Discounted cash flow	Constant prepayment rate	40%	40%
			Expected asset default	0-30%	15%
			Expected recoveries	10-15%	10%

Impaired Loans- Applies to all loan classes	$10,718	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	0-10%	10%

Real estate held for sale – Applies to all classes	$1,390	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	0-20%	20%

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $10.1 million, with no valuation allowance and a fair value of $10.7 million, with no valuation allowance at March 31, 2014 and December 31, 2013, respectively. A provision expense of $756,000 and $621,000 for the three months ended March 31, 2014 and March 31, 2013, respectively, was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value had a fair value of $1.3 million with a valuation allowance of $1.0 million and a fair value of $1.4 million with a valuation allowance of $1.0 million at March 31, 2014 and December 31, 2013, respectively. A charge of $7,000 and a recovery of $473,000 for the three months ended March 31, 2014 and March 31, 2013, respectively, were included in earnings.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of March 31, 2014 and December 31, 2013. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at March 31, 2014.

		Fair Value Measurements at March 31, 2014 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$211,183	$211,183	$211,183	$-	$-
Investment securities	209,699	209,704	880	208,120	704
Federal Home Loan Bank Stock	13,802	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,547,941	1,553,255	-	8,838	1,544,417
Accrued interest receivable	6,122	6,122	-	1,231	4,891

Financial Liabilities:
Deposits	$1,760,617	$1,762,853	$338,412	$1,424,441	$-
Advances from Federal Home Loan Bank	22,278	22,471	-	22,471	-
Securities sold under repurchase agreements	48,939	48,939	-	48,939	-
Subordinated debentures	36,083	35,261	-	-	35,261

		Fair Value Measurements at December 31, 2013 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$179,318	$179,318	$179,318	$-	$-
Investment securities	198,557	198,563	2,372	195,609	582
Federal Home Loan Bank Stock	19,350	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,564,618	1,568,929	-	9,140	1,559,789
Accrued interest receivable	5,778	5,778	4	696	5,078

Financial Liabilities:
Deposits	$1,735,792	$1,738,216	$348,943	$1,389,273	$-
Advances from Federal Home Loan Bank	22,520	22,713	-	22,713	-
Securities sold under repurchase agreements	51,919	51,919	-	51,919	-
Subordinated debentures	36,083	35,237	-	-	35,237

4.	Stock Compensation Plans

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

As of March 31, 2014, 240,420 options had been granted and remain outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In March 2013, the Company approved a 2013 STIP and a 2013 LTIP for selected members of management.

Under the 2013 STIP the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The participants are required to be employed on the day of payout in order to receive such payment. The final amount of benefits under the 2013 STIP was determined as of December 31, 2013 and paid out in cash in the first quarter of 2014.

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

In March 2014, the Company approved a 2014 STIP and a 2014 LTIP for selected members of management.

Under the 2014 STIP the participants may earn up to 30% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the 2014 STIP will be determined as of December 31, 2014 and will be paid out in cash in the first quarter of 2015. The participants are required to be employed on the day of payout in order to receive such payment.

Under the 2014 LTIP the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three year period. The Company granted 30,538 RSU’s to the participants in this Plan effective January 1, 2014, which represents the maximum target award. The amount of benefit under the 2014 LTIP will be determined individually at the end of the 36 month performance period ending December 31, 2016. The awards’ will vest 100% of the target award at the end of the performance period ending December 31, 2016. The benefits earned under the 2014 LTIP Plan will be paid out in equity in the first quarter following the close of the applicable performance period. The participants are required to be employed on the day of payout in order to receive such payment.

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

The fair value of stock options granted during the three months ended March 31, 2014 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

Three Months ended
March 31, 2014
Expected average risk-free rate	1.64%
Expected average life	7.44 years
Expected volatility	44.62%
Expected dividend yield	2.17%

The weighted-average fair value of options granted for the three months ended March 31, 2014 was $11.25. There were no options granted in the three months ended March 31, 2013.

Following is activity under the plans during the three months ended March 31, 2014:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2014	251,020	$20.76
Forfeited or cancelled	4,050	23.75
Exercised	7,050	11.24
Granted	500	27.59
Options outstanding, March 31, 2014	240,420	$21.00	2.92	$1,483
Vested or expected to vest at March 31, 2014	240,420	$21.11	2.92	$1,483
Exercisable at March 31, 2014	230,000	$21.49	2.81	$1,307

As of March 31, 2014, there was $7,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 4.1 years.

At March 31, 2014, 99,132 RSU’s and 5,767 stock grants were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established with the plan documents. A total benefit of $45,000 was recorded during the three months ended March 31, 2014 compared to an expense of $273,000 for the same period in 2013. The benefit in the first quarter of 2014 is due to accrual reversals primarily from the 2013 LTIP adjusting for the actual payout in year one as well as adjusting the estimated payouts in year two and three. There was approximately $255,000 included within other liabilities at March 31, 2014 related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2014	106,061	$18.66	-	$-
Granted	30,538	25.77	5,767	25.97
Vested	-	-	-	-
Forfeited	(37,467)	18.71	-	-
Unvested at March 31, 2014	99,132	$21.32	5,767	$25.97

The maximum amount of compensation expense that may be recorded for the 2014 STIP and the 2012, 2013 and 2014 LTIPs at March 31, 2014 is approximately $3.8 million. However, the estimated expense expected to be recorded as of March 31, 2014 based on the performance measures in the plans, is $2.2 million of which $1.5 million is unrecognized at March 31, 2014 and will be recognized over the remaining performance periods.

5.	Dividends on Common Stock

First Defiance declared and paid a $0.15 per common stock dividend in the first quarter of 2014 and declared and paid a $0.10 per common stock dividend in the first quarter of 2013.

6.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2014	2013
	(In Thousands, except per share data)
Numerator for basic and diluted earnings per common share – Net income	$5,179	$5,559
Denominator:
Denominator for basic earnings per common share – weighted average common shares	9,681	9,736
Effect of warrants	341	295
Effect of employee stock options	86	74

Denominator for diluted earnings per common share	10,108	10,105
Basic earnings per common share	$0.53	$0.57

Diluted earnings per common share	$0.51	$0.55

There were 92,250 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three months ended March 31, 2014. Options to acquire 144,350 shares were excluded from the diluted earnings per common share calculations as they were anti-dilutive for the three months ended March 31, 2013.

7.	Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2014	(In Thousands)
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$5,000	$-	$(55)	$4,945
Mortgage-backed securities – residential	42,183	772	(661)	42,294
REMICs	1,998	-	(13)	1,985
Collateralized mortgage obligations	67,721	766	(712)	67,775
Trust preferred securities and preferred stock	1,610	845	(871)	1,584
Corporate bonds	6,869	121	(29)	6,961
Obligations of state and political subdivisions	80,824	3,395	(442)	83,777
Totals	$206,205	$5,899	$(2,783)	$209,321

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$30	$-	$-	$30
FNMA certificates	115	3	-	118
GNMA certificates	47	2	-	49
Obligations of state and political subdivisions	186	-	-	186
Totals	$378	$5	$-	$383

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2013
Available-for-sale
Obligations of U.S. government corporations and agencies	$5,000	$-	$(79)	$4,921
Mortgage-backed securities - residential	41,368	765	(841)	41,292
Collateralized mortgage obligations	59,865	739	(763)	59,841
Trust preferred stock and preferred stock	3,264	683	(993)	2,954
Corporate bonds	8,854	129	(41)	8,942
Obligations of state and political subdivisions	78,426	2,704	(910)	80,220
Total Available-for-Sale	$196,777	$5,020	$(3,627)	$198,170

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity*:
FHLMC certificates	$31	$-	$-	$31
FNMA certificates	120	4	-	124
GNMA certificates	50	2	-	52
Obligations of states and political subdivisions	186	-	-	186
Total Held-to-Maturity	$387	$6	$-	$393

*	FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at March 31, 2014 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”) and REMICs, which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$1,003	$1,017	$-	$-
Due after one year through five years	9,657	9,935	186	186
Due after five years through ten years	36,787	38,491	-	-
Due after ten years	46,856	47,824	-	-
MBS/CMO	111,902	112,054	192	197
	$206,205	$209,321	$378	$383

Investment securities with a carrying amount of $137.8 million at March 31, 2014 were pledged as collateral on public deposits, securities sold under repurchase agreements, Federal Reserve discount window and FHLB advances.

As of March 31, 2014, the Company’s investment portfolio consisted of 347 securities, 78 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at March 31, 2014 and December 31, 2013:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At March 31, 2014
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$1,994	$(6)	$2,951	$(49)	$4,945	$(55)
Mortgage-backed securities - residential	20,869	(591)	1,834	(70)	22,703	(661)
REMICs	-	-	1,985	(13)	1,985	(13)
Collateralized mortgage obligations	31,762	(571)	1,714	(141)	33,476	(712)
Obligations of state and political subdivisions	11,235	(297)	2,816	(145)	14,051	(442)
Corporate bonds	-	-	2,971	(29)	2,971	(29)
Trust preferred stock and preferred stock	-	-	704	(871)	704	(871)
Total temporarily impaired securities	$65,860	$(1,465)	$14,975	$(1,318)	$80,835	$(2,783)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2013
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$4,921	$(79)	$-	$-	$4,921	$(79)
Mortgage-backed securities - residential	24,846	(841)	-	-	24,846	(841)
Collateralized mortgage obligations	26,530	(763)	-	-	26,530	(763)
Corporate bonds	2,959	(41)	-	-	2,959	(41)
Obligations of state and political subdivisions	19,209	(871)	375	(39)	19,584	(910)
Trust preferred stock and preferred stock	-	-	582	(993)	582	(993)
Total temporarily impaired securities	$78,465	$(2,595)	$957	$(1,032)	$79,422	$(3,627)

With the exception of the trust preferred securities, the above securities all have fixed interest rates, and all securities have defined maturities. Their fair value is sensitive to movements in market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position and it is not more than likely that the Company will be required to sell the investments before anticipated recovery.

There were no realized gains from the sales of investment securities in the first quarter of 2014, but there were realized gains of $53,000 ($37,000 after tax) in the first quarter of 2013.

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

In the first quarter of 2014 and 2013, management determined there was no OTTI.

The Company held six CDOs at March 31, 2014. Four of those CDOs were written down in full prior to January 1, 2010. The remaining two CDOs have a total amortized cost of $1.6 million at March 31, 2014 and had OTTI in prior periods.

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

The amount of OTTI recognized in accumulated other comprehensive income (“AOCI”) was $566,000 for the above mentioned securities at March 31, 2014. There was $645,000 recognized in AOCI at December 31, 2013.

The following table provides additional information related to the two CDO investments for which a balance remains as of March 31, 2014 (dollars in thousands):

CDO	Class	Amortized Cost	Fair Value	Unrealized Loss	OTTI Losses 2014	Lowest Rating	Current Number of Banks and Insurance Companies	Actual Deferrals and Defaults as a % of Current Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral	Excess Sub- ordination as a % of Current Performing Collateral
TPREF Funding II	B	673	305	368	-	Caa3	16	41.10%	13.48%	-%
Preferred Term Sec XXVII	C-1	902	399	503	-	C	32	26.18%	18.29%	6.39%
Total		$1,575	$704	$871	$-

There were no changes in the accumulated credit losses recognized in earnings for debt securities during the periods ended March 31, 2014 and 2013.

The proceeds from the sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Proceeds	$1,654	$1,019
Gross realized gains	-	53
Gross realized losses	-	-

8.	Loans

Loans receivable consist of the following: (In Thousands)

	March 31, 2014	December 31, 2013
Real Estate:
Secured by 1-4 family residential	$196,940	$195,752
Secured by multi-family residential	152,318	148,952
Secured by commercial real estate	656,753	670,666
Construction	82,049	86,058
	1,088,060	1,101,428
Other Loans:
Commercial	380,144	388,236
Home equity and improvement	106,632	106,930
Consumer Finance	16,346	16,902
	503,122	512,068
Total loans	1,591,182	1,613,496
Deduct:
Undisbursed loan funds	(26,487)	(32,290)
Net deferred loan origination fees and costs	(742)	(758)
Allowance for loan loss	(24,783)	(24,950)
Totals	$1,539,170	$1,555,498

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended

March 31, 2014 and 2013 by portfolio segment and impairment method: (In Thousands)

Quarter Ended March 31, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950
Charge-Offs	(228)	0	(228)	0	(525)	(184)	(11)	(1,176)
Recoveries	56	3	722	0	76	31	18	906
Provisions	(36)	104	(507)	4	381	165	(8)	103
Ending Allowance	$2,639	$2,615	$11,987	$138	$5,610	$1,647	$147	$24,783

Quarter Ended March 31, 2013	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Specific Allocations	$3,506	$2,197	$12,702	$75	$6,325	$1,759	$147	$26,711
Charge-Offs	(206)	0	(266)	0	(205)	(272)	(46)	(995)
Recoveries	99	0	101	0	76	23	19	318
Provisions	34	213	830	(8)	(892)	213	35	425
Ending Allowance	$3,433	$2,410	$13,367	$67	$5,304	$1,723	$155	$26,459

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014: (In Thousands)

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$177	$-	$1,131	$-	$10	$23	$-	$1,341

Collectively evaluated for impairment	2,462	2,615	10,856	138	5,600	1,624	147	23,442

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,639	$2,615	$11,987	$138	$5,610	$1,647	$147	$24,783

Loans:

Loans individually evaluated for impairment	$10,298	$377	$31,163	$262	$7,531	$2,391	$56	$52,078

Loans collectively evaluated for impairment	187,001	152,125	627,421	55,283	373,756	104,676	16,277	1,516,539

Loans acquired with deteriorated credit quality	27	-	174	-	26	-	-	227

Total ending loans balance	$197,326	$152,502	$658,758	$55,545	$381,313	$107,067	$16,333	$1,568,844

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013: (In Thousands)

	1-4 Family	Multi Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$220	$-	$1,121	$-	$6	$45	$-	$1,392

Collectively evaluated for impairment	2,627	2,508	10,879	134	5,672	1,590	148	23,558

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950

Loans:

Loans individually evaluated for impairment	$10,245	$840	$34,874	$263	$8,737	$2,429	$53	$57,441

Loans collectively evaluated for impairment	185,923	148,294	637,657	53,467	380,711	104,958	16,838	1,527,848

Loans acquired with deteriorated credit quality	29	-	174	-	27	-	-	230

Total ending loans balance	$196,197	$149,134	$672,705	$53,730	$389,475	$107,387	$16,891	$1,585,519

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Three Months Ended March 31, 2014
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,329	$85	$83
Residential Non Owner Occupied	4,084	38	38
Total Residential Real Estate	10,413	123	121
Multi-Family	388	1	1
CRE Owner Occupied	9,837	36	35
CRE Non Owner Occupied	19,355	204	204
Agriculture Land	687	3	2
Other CRE	1,862	5	5
Total Commercial Real Estate	31,741	248	246
Construction	261	3	5
Commercial Working Capital	2,924	3	3
Commercial Other	4,959	2	2
Total Commercial	7,883	5	5
Home Equity and Home Improvement	2,439	25	25
Consumer	57	1	1
Total Impaired Loans	$53,182	$406	$404

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Three Months Ended March 31, 2013
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,947	$88	$86
Residential Non Owner Occupied	4,669	35	35
Total Residential Real Estate	11,616	123	121
Multi-Family	1,444	7	7
CRE Owner Occupied	14,701	62	58
CRE Non Owner Occupied	24,318	203	193
Agriculture Land	926	9	7
Other CRE	5,369	1	1
Total Commercial Real Estate	45,314	275	259
Construction	22	-	-
Commercial Working Capital	1,487	4	5
Commercial Other	6,981	23	22
Total Commercial	8,468	27	27
Home Equity and Home Improvement	2,772	34	32
Consumer	104	2	2
Total Impaired Loans	$69,740	$468	$448

The following table presents loans individually evaluated for impairment by class of loans: (In Thousands)

	March 31, 2014			December 31, 2013
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$4,853	$4,771	$-	$4,744	$4,729	$-
Residential Non Owner Occupied	4,061	3,967	-	4,844	4,329	-
Total 1-4 Family Residential Real Estate	8,914	8,738	-	9,588	9,058	-
Multi-Family Residential Real Estate	527	377	-	989	840	-
CRE Owner Occupied	9,202	6,799	-	11,105	8,376	-
CRE Non Owner Occupied	7,600	6,506	-	9,399	7,740	-
Agriculture Land	497	477	-	629	488	-
Other CRE	2,305	1,771	-	3,274	2,452	-
Total Commercial Real Estate	19,604	15,553	-	24,407	19,056	-
Construction	261	262	-	300	263	-
Commercial Working Capital	3,134	2,610	-	3,147	3,146	-
Commercial Other	5,478	4,857	-	6,063	5,415	-
Total Commercial	8,612	7,467	-	9,210	8,561	-
Consumer	56	56	-	53	53	-
Home Equity and Home Improvement	2,228	2,235	-	1,985	1,992	-
Total loans with no allowance recorded	$40,202	$34,688	$-	$46,532	$39,823	$-

With an allowance recorded:
Residential Owner Occupied	$1,477	$1,477	$175	$1,100	$1,103	$218
Residential Non Owner Occupied	83	83	2	84	84	2
Total 1-4 Family Residential Real Estate	1,560	1,560	177	1,184	1,187	220
Multi-Family Residential Real Estate	-	-	-	-	-	-
CRE Owner Occupied	3,153	2,707	161	3,212	2,765	166
CRE Non Owner Occupied	12,592	12,639	961	12,756	12,803	946
Agriculture Land	211	213	7	195	197	7
Other CRE	80	52	2	82	53	2
Total Commercial Real Estate	16,036	15,611	1,131	16,245	15,818	1,121
Construction	-	-	-	-	-	-
Commercial Working Capital	-	-	-	-	-	-
Commercial Other	63	64	10	176	176	6
Total Commercial	63	64	10	176	176	6
Consumer	-	-	-	-	-	-
Home Equity and Home Improvement	155	156	23	436	437	45
Total loans with an allowance recorded	$17,814	$17,391	$1,341	$18,041	$17,618	$1,392

* Presented gross of charge offs

The following table presents the current balance of the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	March 31, 2014	December 31, 2013
	(In Thousands)
Non-accrual loans	$26,774	$27,847
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	26,774	27,847
Real estate and other assets held for sale	6,028	5,859
Total non-performing assets	$32,802	$33,706
Troubled debt restructuring, still accruing	$26,654	$27,630

The following table presents the aging of the recorded investment in past due and non accrual loans as of March 31, 2014 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$130,405	$469	$490	$782	$1,741	$1,173
Residential Non Owner Occupied	63,940	196	8	1,036	1,240	1,804

Total 1-4 Family Residential Real Estate	194,345	665	498	1,818	2,981	2,977

Multi-Family Residential Real Estate	152,502	-	-	-	-	450

CRE Owner Occupied	301,710	462	77	3,573	4,112	7,748
CRE Non Owner Occupied	227,516	30	556	2,087	2,673	5,087
Agriculture Land	82,129	105	396	72	573	613
Other Commercial Real Estate	39,630	103	-	312	415	1,786

Total Commercial Real Estate	650,985	700	1,029	6,044	7,773	15,234

Construction	55,545	-	-	-	-	-

Commercial Working Capital	146,532	169	-	392	561	2,471
Commercial Other	230,415	416	22	3,367	3,805	5,259

Total Commercial	376,947	585	22	3,759	4,366	7,730

Consumer Finance	16,287	34	12	-	46	-
Home Equity/Home Improvement	106,127	352	194	394	940	395

Total Loans	$1,552,738	$2,336	$1,755	$12,015	$16,106	$26,786

The following table presents the aging of the recorded investment in past due and non accrual loans as of December 31, 2013 by class of loans: (In Thousands)

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

Troubled Debt Restructurings

As of March 31, 2014 and December 31, 2013, the Company has a recorded investment in troubled debt restructurings (“TDRs”) of $32.8 million and $33.4 million, respectively. The Company has allocated $1.2 million of specific reserves to those loans at each of March 31, 2014 and December 31, 2013, and has committed to lend additional amounts totaling up to $3,000 and $300,000 at March 31, 2014 and December 31, 2013, respectively.

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

Of the loans modified in a TDR, $6.1 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2014 and March 31, 2013:

	Loans Modified as a TDR for the Three Months Ended March 31, 2014 ($ in thousands)		Loans Modified as a TDR for the Three Months Ended March 31, 2013 ($ in thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	9	$763	4	$367
1-4 Family Non Owner Occupied	0	-	1	198
CRE Owner Occupied	0	-	1	29
CRE Non Owner Occupied	1	361	0	-
Agriculture Land	0	-	1	219
Other CRE	0	-	0	0
Commercial Working Capital or Other	2	321	1	14
Home Equity and Improvement	3	60	8	492
Consumer Finance	3	11	2	4
Total	18	$1,516	18	$1,323

The loans described above decreased the ALLL by $70,000 in the three month period ending March 31, 2014 and by $15,000 in the three month period ending March 31, 2013.

Of the 2014 modifications, 6 were made TDRs due to the fact that the borrower has been in bankruptcy, 3 were made TDRs due to a rate reduction, 1 was made a TDR due to an interest only period, 4 were made TDRs due to extending the amortization, 1 was made a TDR due to a reduction in the payment, 1 was made a TDR due to advancing funds to a substandard credit, and 2 were made to refinance current debt for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the quarters ending March 31, 2014 and March 31, 2013:

	Three Months Ended March 31, 2014 ($ in thousands)		Three Months Ended March 31, 2013 ($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

1-4 Family Owner Occupied	0	$-	4	$312
1-4 Family Non Owner Occupied	0	-	1	198
CRE Owner Occupied	0	-	2	858
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial Working Capital or Other	0	-	2	744
Home Equity and Improvement	0	-	4	53
Consumer Finance	0	-	0	-
Total	0	$-	13	$2,165

The TDRs that subsequently defaulted described above decreased the allowance for loan losses by $1,000 for the period ended March 31, 2013.

The terms of certain other loans were modified during the period ending March 31, 2014 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 24 loans were modified under this definition during the three month period ended March 31, 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$3,381	$17	$2,068	$782	$125,899	$132,147
1-4 Family Non Owner Occupied	50,472	2,975	5,673	-	6,059	65,179

Total 1-4 Family Real Estate	53,853	2,992	7,741	782	131,958	197,326

Multi-Family Residential Real Estate	148,487	1,761	1,302	-	952	152,502

CRE Owner Occupied	282,897	11,643	9,696	-	1,585	305,821
CRE Non Owner Occupied	200,123	13,014	17,014	-	39	230,190
Agriculture Land	81,229	570	903	-	-	82,702
Other CRE	35,536	918	2,908	-	683	40,045

Total Commercial Real Estate	599,785	26,145	30,521	-	2,307	658,758

Construction	46,059	-	262	-	9,224	55,545

Commercial Working Capital	139,428	4,406	3,260	-	-	147,094
Commercial Other	217,391	10,227	6,601	-	-	234,219

Total Commercial	356,819	14,633	9,861	-	-	381,313

Home Equity and Home Improvement	-	-	546	394	106,127	107,067
Consumer Finance	-	-	46	-	16,287	16,333

Total Loans	$1,205,003	$45,531	$50,279	$1,176	$266,855	$1,568,844

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (In Thousands)

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$4,287	$18	$3,515	$-	$121,765	$129,585
1-4 Family Non Owner Occupied	51,660	2,894	5,699	-	6,359	66,612

Total 1-4 Family Real Estate	55,947	2,912	9,214	-	128,124	196,197

Multi-Family Residential Real Estate	145,407	875	1,888	-	964	149,134

CRE Owner Occupied	291,770	10,584	11,665	-	1,734	315,753
CRE Non Owner Occupied	200,790	10,254	17,185	-	91	228,320
Agriculture Land	80,418	578	1,051	-	-	82,047
Other CRE	40,676	2,074	3,104	-	731	46,585

Total Commercial Real Estate	613,654	23,490	33,005	-	2,556	672,705

Construction	43,465	-	263	-	10,002	53,730

Commercial Working Capital	148,703	3,429	3,660	-	-	155,792
Commercial Other	219,790	6,994	6,899	-	-	233,683

Total Commercial	368,493	10,423	10,559	-	-	389,475

Home Equity and Home Improvement	-	-	755	45	106,587	107,387
Consumer Finance	-	-	31	-	16,860	16,891

Total Loans	$1,226,966	$37,700	$55,715	$45	$265,093	$1,585,519

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Gain from sale of mortgage loans	$641	$2,176
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	905	870
Amortization of mortgage servicing rights	(292)	(689)
Mortgage servicing rights valuation adjustments	(7)	473
	606	654

Net revenue from sale and servicing of mortgage loans	$1,247	$2,830

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.4 billion at March 31, 2014 and December 31, 2013.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
	(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,133	$10,121
Loans sold, servicing retained	207	762
Amortization	(292)	(689)
Carrying value before valuation allowance at end of period	10,048	10,194

Valuation allowance:
Balance at beginning of period	(1,027)	(2,288)
Impairment (expense) recovery	(7)	473
Balance at end of period	(1,034)	(1,815)
Net carrying value of MSRs at end of period	$9,014	$8,379
Fair value of MSRs at end of period	$9,628	$8,436

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company has established an accrual for estimated secondary market buy-back losses in the first quarter of 2014. An accrual for secondary market buy-backs was established in the first quarter of 2014 for $92,000 which was mostly offset by reversing $67,000 of accrued expenses related to the Freddie Mac post-foreclosure review that began in the third quarter of 2013 and was reversed in 2014 with no losses resulting.

Included in the first quarter of 2013 is an accrual for estimated secondary market buy-back losses of $581,000. These losses were accrued and expensed as of March 31, 2013 based on an estimated exposure to repurchase requests resulting from notifications received from Fannie Mae’s post-foreclosure review process during the first quarter of 2013.

10. Deposits

A summary of deposit balances is as follows (in thousands):

	March 31, 2014	December 31, 2013
	(In Thousands)
Non-interest-bearing checking accounts	$338,412	$348,943
Interest-bearing checking and money market accounts	740,783	715,939
Savings deposits	199,361	185,121
Retail certificates of deposit less than $100,000	309,758	313,335
Retail certificates of deposit greater than $100,000	172,303	172,454
	$1,760,617	$1,735,792

11. Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2014	December 31, 2013
	(In Thousands)
FHLB Advances:
Putable advances	$12,000	$12,000
Amortizable mortgage advances	10,278	10,520
Total	$22,278	$22,520

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. $12.0 million of the putable advances with a weighted average rate of 2.72% were not yet callable by the FHLB at March 31, 2014. The call dates for these advances range from April 14, 2014 to June 12, 2014 and the maturity dates range from January 14, 2015 to March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (Trust Affiliate II) that issued $15 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of that trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.73% as of March 31, 2014 and 1.75% as of December 31, 2013.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (Trust Affiliate I), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.61% and 1.63% on March 31, 2014 and December 31, 2013 respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows: (In Thousands)

	March 31, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$35,915	$51,951	$57,914	$59,632
Unused lines of credit	16,958	267,666	18,048	257,939
Standby letters of credit	-	18,052	-	17,680
Total	$52,873	$337,669	$75,962	$335,251

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $14.8 million and $12.1 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at March 31, 2014 and December 31, 2013, respectively.

13. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2009. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

14. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $10.7 million and $7.5 million of interest rate lock commitments at March 31, 2014 and December 31, 2013, respectively. There were $14.8 million and $12.1 million of forward commitments for the future delivery of residential mortgage loans at March 31, 2014 and December 31, 2013, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	March 31, 2014			December 31, 2013
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$345	$-	$345	$295	$-	$295

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$50	$(161)

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

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(In Thousands)
Three months ended March 31, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$1,723	$603	$1,120
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$1,723	$603	$1,120

Three months ended March 31, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(664)	$(235)	$(429)
Reclassification adjustment for net gains included in net income	(53)	(16)	(37)
Total other comprehensive loss	$(717)	$(251)	$(466)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
	(In Thousands)
Balance January 1, 2014	$906	$(361)	$545
Other comprehensive loss before reclassifications	1,120	-	1,120
Amounts reclassified from accumulated other comprehensive loss	-	-	-

Net other comprehensive loss during period	1,120	-	1,120

Balance March 31, 2014	$2,026	$(361)	$1,665

Balance January 1, 2013	$4,851	$(577)	$4,274
Other comprehensive loss before reclassifications	(429)	-	(429)
Amounts reclassified from accumulated other comprehensive loss	(37)	-	(37)

Net other comprehensive loss during period	(466)	-	(466)

Balance March 31, 2013	$4,385	$(577)	$3,808

Note 16 – Subsequent Event

On April 21, 2014, the First Federal and First Community Bank (“FCB”) jointly announced the termination of the previously announced merger agreement dated February 18, 2014. Both companies mutually agreed to terminate the agreement after it became evident that completion of the merger would take significantly longer than originally expected. The Company incurred $786,000 in costs related to the termination in the first quarter of 2014.

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

General

First Defiance is a unitary thrift holding company that conducts business through its subsidiaries, First Federal, First Insurance and First Defiance Risk Management. First Federal is a federally chartered stock savings bank that provides financial services to communities through 33 full service banking centers in communities based in northwest Ohio, northeast Indiana, and southeastern Michigan. First Federal provides a broad range of financial services including checking accounts, savings accounts, certificates of deposit, real estate mortgage loans, commercial loans, consumer loans, home equity loans and trust and wealth management services through its extensive branch network. First Insurance sells a variety of property and casualty, group health and life, and individual health and life insurance products. Insurance products are sold through First Insurance’s offices in Defiance, Bryan, Bowling Green, Maumee and Oregon, Ohio areas. First Defiance Risk Management is a wholly-owned insurance company subsidiary of the Company that insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. First Defiance Risk Management pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. First Defiance Risk Management was incorporated on December 20, 2012.

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

Commercial and Commercial Real Estate Lending - Commercial and commercial real estate lending have been an ongoing focus and a major component of First Federal’s success. First Federal provides primarily commercial real estate and commercial business loans with an emphasis on owner occupied commercial real estate and commercial business lending with a focus on the deposit balances that accompany these relationships. First Federal’s client base tends to be small to middle market customers with annual gross revenues generally between $1 million and $50 million. First Federal’s focus is also on securing multiple guarantors in addition to collateral where possible. These customers require First Federal to have a high degree of knowledge and understanding of their business in order to provide them with solutions to their financial needs. First Federal’s Customer First philosophy and culture complements this need of its clients. First Federal believes this personal service model differentiates First Federal from its competitors, particularly the larger regional institutions. First Federal offers a wide variety of products to support commercial clients including remote deposit capture and other cash management services. First Federal also believes that the small business customer is a strong market for First Federal. First Federal participates in many of the Small Business Administration lending programs and implemented a new program in 2014 targeting the small business customer. Maintaining a diversified portfolio with an emphasis on monitoring industry concentrations and reacting to changes in the credit characteristics of industries is an ongoing focus.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to enter or expand its business. First Defiance will consider expansion opportunities, including bank and insurance acquisitions, de novo branching, with a particular focus on its primary geographic market area, as well as loan production offices.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $378,000 at March 31, 2014. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $209.3 million at March 31, 2014. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($4.9 million), certain municipal obligations ($83.8 million), CMOs/REMICs ($69.7 million), corporate bonds ($7.0 million), mortgage backed securities ($42.3 million), and trust preferred and preferred stock ($1.6 million).

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

Loan modifications constitute a Troubled Debt Restructuring (“TDR”) if First Federal for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. For loans that are considered TDRs, First Federal either computes the present value of expected future cash flows discounted at the original loan’s effective interest rate or it may measure impairment based on the fair value of the collateral. For those loans measured for impairment utilizing the present value of future cash flows method, any discount is carried as a reserve in the allowance for loan and lease losses. For those loans measured for impairment utilizing the fair value of the collateral, any shortfall is charged off.

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

Changes in Financial Condition

At March 31, 2014, First Defiance's total assets, deposits and stockholders' equity amounted to $2.16 billion, $1.76 billion and $274.9 million, respectively, compared to $2.14 billion, $1.74 billion and $272.1 million, respectively, at December 31, 2013.

Net loans receivable (excluding loans held for sale) declined $16.3 million to $1.54 billion. The variance in loans receivable between March 31, 2014 and December 31, 2013 include decreases in commercial loans (down $8.1 million), home equity and improvement loans (down $0.3 million), consumer loans (down $0.6 million), commercial real estate loans (down $10.5 million), and construction loans (down $4.0 million) while one to four family residential real estate loans increased $1.2 million.

The investment securities portfolio increased $11.1 million to $209.7 million at March 31, 2014 from $198.6 million at December 31, 2013. The increase is the result of $17.4 million of securities being purchased during the first three months of 2014, somewhat offset by $2.1 million of securities maturing or being called in the period, principal pay downs of $3.4 million in CMOs and mortgage-backed securities, and $1.7 million from two securities being sold. There was an unrealized gain in the investment portfolio of $3.1 million at March 31, 2014 compared to an unrealized gain of $1.4 million at December 31, 2013.

Deposits increased from $1.74 billion at December 31, 2013 to $1.76 billion as of March 31, 2014. Non-interest bearing demand deposits decreased $10.5 million to $338.4 million and retail time deposits decreased $3.7 million to $482.1 million. These decreases were mostly offset by increases in interest-bearing demand deposits and money market accounts of $24.8 million to $740.8 million and savings accounts of $14.2 million to $199.4 million.

Stockholders’ equity increased from $272.1 million at December 31, 2013 to $274.9 million at March 31, 2014. The increase in stockholders’ equity was the result of recording net income of $5.2 million and an increase in other comprehensive income of $1.1 million partially offset by $1.4 million of common stock dividends being paid in the first quarter of 2014 and $1.8 million in repurchased common stock.

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

	Three Months Ended March 31,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(2)	Balance	Interest(1)	Rate(2)
Interest-earning assets:
Loans receivable	$1,544,902	$16,672	4.38%	$1,500,222	$16,814	4.55%
Securities	202,275	1,932	3.93	196,571	1,794	3.85
Interest bearing deposits	172,666	101	0.24	106,332	58	0.22
FHLB stock	17,302	195	4.57	19,964	219	4.45
Total interest-earning assets	1,937,145	18,900	3.96	1,823,089	18,885	4.22
Non-interest-earning assets	209,224			204,817
Total assets	$2,146,369			$2,027,906

Interest-bearing liabilities:
Deposits	$1,399,951	$1,358	0.39%	$1,356,547	$1,647	0.49%
FHLB advances and other	22,363	133	2.41	12,788	90	2.85
Subordinated debentures	36,134	146	1.64	36,136	152	1.71
Notes payable	52,588	41	0.32	46,396	60	0.52
Total interest-bearing liabilities	1,511,036	1,678	0.45	1,451,867	1,949	0.54
Non-interest bearing deposits	341,286	-		294,225	-
Total including non-interest bearing demand deposits	1,852,322	1,678	0.37	1,746,092	1,949	0.45
Other non-interest-bearing liabilities	20,302			22,189
Total liabilities	1,872,624			1,768,281
Stockholders' equity	273,745			259,625
Total liabilities and stock- holders' equity	$2,146,369			$2,027,906
Net interest income; interest rate spread		$17,222	3.51%		$16,936	3.68%
Net interest margin (3)			3.61%			3.78%
Average interest-earning assets to average interest-bearing liabilities			128%			126%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended March 31, 2014 and 2013

On a consolidated basis, First Defiance’s net income for the quarter ended March 31, 2014 was $5.2 million compared to net income of $5.6 million for the comparable period in 2013. On a per share basis, basic and diluted earnings per common share for the three months ended March 31, 2014 were $0.53 and $0.51, respectively, compared to basic and diluted earnings per common share of $0.57 and $0.55, respectively, for the quarter ended March 31, 2013. The first quarter 2014 results were negatively impacted by $511,000 ($786,000 before tax), or $0.05 per diluted common share, for costs related to the termination of the merger with First Community Bank.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $16.8 million for the quarter ended March 31, 2014, up from $16.5 million for the same period in 2013. The tax-equivalent net interest margin was 3.61% for the quarter ended March 31, 2014, down from 3.78% for the same period in 2013. The reduction in margin between the 2013 and 2014 first quarters was due to a reduction in interest-earning asset yields, which decreased to 3.96% for the quarter ended March 31, 2014, down 26 basis points from 4.22% for the same period in 2013. This was partially offset by the cost of interest-bearing liabilities between the two periods decreasing 9 basis points to 0.37% in the first quarter of 2014 from 0.45% in the same period in 2013. Operating at a high level of liquidity along with lower loan yields has impacted the net interest margin negatively in the first quarter of 2014. Management continues to analyze and look for additional opportunities to maintain its margin, as well as other alternatives to minimize the impact of the sustained low rate environment.

Total interest income remained flat at $18.5 million for the quarters ended March 31, 2014 and March 31, 2013. An increase in the investment portfolio was partially offset by a decrease in loan interest income caused by a drop in yields, which declined 17 basis points to 4.38% at March 31, 2014. Interest income from investments increased to $1.5 million for the quarter ended March 31, 2014 compared to $1.4 million for the same period in 2013, while income from loans decreased to $16.7 million for the quarter ended March 31, 2014 compared to $16.8 million for the same period in 2013.

Interest expense decreased by $271,000 million in the first quarter of 2014 compared to the same period in 2013, to $1.7 million from $1.9 million. This decrease was due to a 9 basis point decline in the average cost of interest-bearing liabilities in the first quarter of 2014 from the continued low rate environment resulting in slight decreases in rate on all the interest-bearing liability categories. Interest expense related to interest-bearing deposits was $1.4 million in the first quarter of 2014 compared to $1.6 million for the same period in 2013. Interest expense recognized by the Company related to subordinated debentures was $146,000 in the first quarter of 2014 compared to $152,000 for the same period in 2013. Expenses on FHLB advances and securities sold under repurchase agreements were $133,000 and $41,000 respectively in the first quarter of 2014 compared to $90,000 and $60,000 respectively for the same period in 2013.

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

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb incurred credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the Company sets aside reserves based on the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $1.3 million at March 31, 2014. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate.

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

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market area to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling twelve quarters ending March 31, 2014.

The stratification of the loan portfolio resulted in a quantitative general allowance of $9.2 million at March 31, 2014 compared to $11.2 million at December 31, 2013. The decrease in the quantitative allowance was due to a decrease in the historical loss factors relating to commercial, commercial real estate, and residential loans.

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

The qualitative analysis at March 31, 2014 indicated a general reserve of $14.3 million compared with $12.3 million at December 31, 2013. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to increase several of these due in part to a regional economy hampered by severe winter weather conditions in the first quarter and reflecting overall mixed movements in unemployment rates in the Northwest Ohio and adjoining market counties in Indiana and Michigan, recent experience indicating continued declines in appraisal values for commercial real estate and other commercial asset collateral, and the continuation of higher interest rates since mid-2013. First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.25% for construction loans to 1.71% for nonresidential real estate loans.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the first quarter of 2014 was $103,000, compared to $425,000 for the same period in 2013. The allowance for loan losses was $24.8 million and $25.0 million and represented 1.58% and 1.58% of loans, net of undisbursed loan funds and deferred fees and costs, as of March 31, 2014 and December 31, 2013, respectively. The provision of $103,000 was offset by charge offs of $1.2 million and recoveries of $906,000, resulting in a decrease to the overall allowance for loan loss of $167,000. In management’s opinion, the overall allowance for loan losses of $24.8 million as of March 31, 2014 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended March 31, 2014, First Defiance had no write-downs. Management believes that the values recorded at March 31, 2014 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $51.3 million at March 31, 2014, compared to $55.6 million at December 31, 2013.

First Defiance’s ratio of allowance for loan losses to non-performing loans was 92.6% at March 31, 2014 compared with 89.6% at December 31, 2013. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at March 31, 2014 are appropriate. Of the $26.8 million in non-accrual loans, $14.7 million or 54.9% are less than 90 days past due.

At March 31, 2014, First Defiance had total non-performing assets of $32.8 million, compared to $33.7 million at December 31, 2013. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at March 31, 2014 and December 31, 2013 by category were as follows:

Table 1 – Nonperforming Asset

	March 31,	December 31,
	2014	2013
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$2,974	$3,273
Non-residential and multi-family residential real estate	15,682	15,834
Commercial	7,723	8,327
Construction	-	-
Home equity and improvement	-	413
Consumer Finance	395	-
Total non-performing loans	26,774	27,847

Real estate owned	6,028	5,859
Other repossessed assets	-	-
Total repossessed assets	$6,028	5,859

Total Nonperforming assets	$32,802	$33,706

Restructured loans, accruing	$26,654	$27,630

Total nonperforming assets as a percentage of total assets	1.52%	1.58%
Total nonperforming loans as a percentage of total loans*	1.71%	1.76%
Total nonperforming assets as a percentage of total loans plus REO*	2.09%	2.12%
Allowance for loan losses as a percent of total nonperforming assets	75.55%	74.02%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2013 and March 31, 2014 is primarily in commercial loans. The balance of this type of non-performing loan was $604,000 lower at March 31, 2014 compared to December 31, 2013.

Non-performing loans in the commercial loan category represented 2.03% of the total loans in those categories at March 31, 2014 compared to 2.14% for the same category at December 31, 2013. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the first quarter of 2014 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the three months ended and as of March 31, 2014, commercial real estate, which represented 50.85% of total loans, accounted for (184.08)% of net charge-offs (recovery) and 58.57% of nonaccrual loans, and commercial loans, which represented 23.89% of total loans, accounted for 166.30% of net charge-offs and 28.84% of nonaccrual loans. For the three months ended and as of March 31, 2013, commercial real estate, which represented 52.74% of total loans, accounted for 24.37% of net charge-offs and 70.53% of nonaccrual loans, and commercial loans, which represented 24.04% of total loans, accounted for 19.05% of net charge-offs and 17.44% of nonaccrual loans.

Table 2 – Net Charge-offs and Non-accruals by Loan Type

	For the Three Months Ended March 31, 2014		As of March 31, 2014
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge- offs(Recovery)	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$172	63.70%	$2,974	11.11%
Construction	-	0.00%	-	0.00%
Commercial real estate	(497)	(184.08)%	15,682	58.57%
Commercial	449	166.30%	7,723	28.84%
Consumer	(7)	(2.59)%	-	0.00%
Home equity and improvement	153	56.67%	395	1.48%
Total	$270	100.00%	$26,774	100.00%

	For the Three Months Ended March 31, 2013		As of March 31, 2013
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$107	15.81%	$4,163	11.80%
Construction	-	0.00%	-	0.00%
Commercial real estate	165	24.37%	24,884	70.53%
Commercial	129	19.05%	6,152	17.44%
Consumer	27	3.99%	-	0.00%
Home equity and improvement	249	36.78%	84	0.23%
Total	$677	100.00%	$35,283	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	1st 2014	4th 2013	3rd 2013	2nd 2013	1st 2013
	(In Thousands)

Allowance at beginning of period	$24,950	$25,964	$26,270	$26,459	$26,711
Provision for credit losses	103	475	476	448	425
Charge-offs:
Residential	228	175	78	184	206
Commercial real estate	228	1,097	829	283	266
Commercial	525	670	39	316	205
Consumer finance	11	7	33	8	46
Home equity and improvement	184	144	170	170	272
Total charge-offs	1,176	2,093	1,149	961	995
Recoveries	906	604	367	324	318
Net charge-offs	270	1,489	782	637	677
Ending allowance	$24,783	$24,950	$25,964	$26,270	$26,459

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,639	12.38%	$2,847	12.13%	$2,798	12.14%	$3,197	12.47%	$3,433	13.00%
Construction	138	5.15%	134	5.33%	119	3.77%	83	2.63%	67	2.20%
Commercial real estate	14,602	50.85%	14,508	50.80%	15,616	51.93%	15,565	51.98%	15,777	52.74%
Commercial	5,610	23.89%	5,678	24.06%	5,546	24.42%	5,474	25.10%	5,304	24.04%
Consumer	147	1.03%	148	1.05%	162	1.05%	165	1.07%	155	1.02%
Home equity and improvement	1,647	6.70%	1,635	6.63%	1,723	6.69%	1,786	6.75%	1,723	7.00%
	$24,783	100.00%	$24,950	100.00%	$25,964	100.00%	$26,270	100.00%	$26,459	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	1st Qtr 2014	4th Qtr 2013	3rd Qtr 2013	2nd Qtr2013	1st Qtr 2013
Allowance for loan losses / loans*	1.58%	1.58%	1.66%	1.68%	1.76%
Allowance for loan losses to net charge-offs	9178.89%	1675.62%	3320.20%	4124.02%	3908.27%
Allowance for loan losses / non-performing assets	75.55%	74.02%	72.06%	74.64%	66.82%
Allowance for loan losses / non-performing loans	92.56%	89.60%	85.09%	91.69%	74.99%
Non-performing assets / loans plus REO*	2.09%	2.12%	2.30%	2.24%	2.62%
Non-performing assets / total assets	1.52%	1.58%	1.75%	1.70%	1.94%
Net charge-offs / average loans (annualized)	0.07%	0.39%	0.20%	0.17%	0.18%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income.

Total non-interest income decreased $1.7 million in the first quarter of 2014 to $7.3 million from $9.0 million for the same period in 2013.

Service Fees. Service fees and other charges decreased by $61,000 or 2.6% in the first quarter of 2014 compared to the same period in 2013.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending March 31, 2014 and 2013 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $699,000 and $865,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $8,000 at March 31, 2014, $22,000 at December 31, 2013 and $6,000 at March 31, 2013.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $1.6 million to $1.2 million for the first quarter of 2014 compared to $2.8 million for the same period of 2013. The slight rise in the long term rates and the harsher weather conditions contributed to the reduction in mortgage banking activity in the first quarter 2014. Gains realized from the sale of mortgage loans decreased in the first quarter of 2014 to $641,000 from $2.2 million in the first quarter of 2013. The amortization of mortgage servicing rights expense decreased $396,000 to $292,000 in the first quarter of 2014 compared to $689,000 in the same period in 2013. The Company recorded a negative valuation adjustment of $7,000 on mortgage servicing rights in the first quarter of 2014 compared to a positive valuation adjustment of $473,000 in the first quarter of 2013. The negative valuation adjustment in the first quarter of 2014 was driven by a decrease in the fair values of certain sectors of the Company’s portfolio of mortgage servicing rights.

Insurance and Investment Sales Commissions. Income from the sale of insurance and investment products remained flat at $3.0 million in the first quarter of 2014 and 2013. First Defiance’s insurance subsidiary, First Insurance, typically recognizes contingent revenues during the first quarter. These revenues are bonuses paid by insurance carriers when the Company achieves certain loss ratios or growth targets. In the first quarter of 2014, First Insurance earned $878,000 of contingent income compared to $944,000 for the first quarter of 2013.

Non-Interest Expense.

Non-interest expense decreased to $16.7 million for the first quarter of 2014 compared to $17.2 million for the same period in 2013.

Compensation and Benefits. Compensation and benefits decreased to $8.5 million for the quarter ended March 31, 2014 from $8.8 million for the same period in 2013. The decrease is mainly attributable to accruals for incentive payments based on meeting performance targets were lower in the first quarter of 2014 compared to the same period in 2013.

FDIC Insurance Premium. FDIC costs decreased $271,000 to $385,000 in the first quarter of 2014 from $656,000 for the same period of 2013 due to the improvement in the Company’s risk category.

Other Non-Interest Expenses. Other non-interest expenses increased $57,000 to $4.1 million for the quarter ended March 31, 2014 from $4.0 million for the same period in 2013. Included in the first quarter of 2014 is $786,000 of cost associated with the termination of First Federal’s merger agreement with First Community Bank and in an increase in management consulting by $248,000. This was offset by a decrease in credit, collection and REO expense of $456,000 and a decrease in secondary market buy-back losses of $556,000.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the first quarter of 2014 was 67.87% compared to 66.55% for the first quarter of 2013.

Income Taxes.

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 29.61% for the quarter ended March 31, 2014 compared to 29.32% for the same period in 2013. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $5.3 million of cash provided by operating activities during the first three months of 2014. The Company's cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At March 31, 2014, First Federal had $87.9 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $302.7 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $14.8 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of the Comptroller of the Currency. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at March 31, 2014: (In Thousands)

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$248,241	11.82%	$83,980	4.0%	N/A	N/A
First Federal Bank	$237,253	11.32%	$83,829	4.0%	$104,786	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$248,241	14.40%	$68,952	4.0%	N/A	N/A
First Federal Bank	$237,253	13.77%	$68,899	4.0%	$103,348	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$269,829	15.65%	$137,905	8.0%	N/A	N/A
First Federal Bank	$258,824	15.03%	$137,798	8.0%	$172,247	10.0%
(1)	Core capital is computed as a percentage of adjusted total assets of $2.10 billion and $2.10 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.72 billion and $1.72 billion for consolidated and the bank, respectively.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first three months of 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in detail in the Annual Report on Form 10-K for the year ended December 31, 2013, First Defiance’s ability to maximize net income is dependent on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of First Defiance are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company. First Defiance does not use off-balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, using March 31, 2014 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of March 31, 2014 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the three months ended March 31, 2014 and the year-ended December 31, 2013.

March 31, 2014
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	474,051	43,835	10.19%
+ 300 bp	467,150	36,934	8.58%
+ 200 bp	457,983	27,767	6.45%
+ 100 bp	446,220	16,004	3.72%
0 bp	430,216	–	–
- 100 bp	409,582	(20,634)	(4.80)%

December 31, 2013
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	474,469	41,679	9.63%
+ 300 bp	467,691	34,901	8.06%
+ 200 bp	458,844	26,054	6.02%
+ 100 bp	447,701	14,911	3.45%
0 bp	432,790	-	-
- 100 bp	413,917	(18,873)	(4.36)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

FIRST DEFIANCE FINANCIAL CORP.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Neither First Defiance nor any of its subsidiaries is engaged in any legal proceedings of a material nature.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
Beginning Balance, December 31, 2013				418,034
January 1 – January 31, 2014	11,984	$25.90	11,984	406,050
February 1 – February 28, 2014	66,988	25.82	66,988	339,062
March 1 – March 31, 2014	-	-	-	339,062
Total	78,972	$25.83	78,972	339,062

(1)	The reported shares were repurchased pursuant to First Defiance’s publicly announced stock repurchase program, which became effective September 30, 2013. Up to 489,000 shares were authorized to be purchased under the program. There is no expiration date for the program.

(2)	The number of shares shown represents, as of the end of each period, the maximum number of shares of common stock that may yet be purchased under publicly announced stock repurchase programs. The shares may be purchased, from time to time, depending on market conditions.

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
Exhibit 101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Balance Sheet at March 31, 2014 and December 31, 2013, (ii) Unaudited Consolidated Condensed Statements of Income for the Three Months ended March 31, 2014 and 2013 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three Months ended March 31, 2014 and 2013, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholder’ Equity for the Three Months ended March 31, 2014 and 2013, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

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

First Defiance Financial Corp.
(Registrant)

Date: May 8, 2014	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: May 8, 2014	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer

