Form 10-Q
period 2014-06-30
FIRST DEFIANCE FINANCIAL CORP
filed 2014-08-08
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Transition Period from ___________to__________

Commission file number 0-26850

First Defiance Financial Corp.
(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value – 9,466,102 shares outstanding at July 31, 2014.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except per share data)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$42,246	$36,318
Federal funds sold	114,000	143,000
	156,246	179,318
Securities:
Available-for-sale, carried at fair value	232,289	198,170
Held-to-maturity, carried at amortized cost (fair value $333 and $393 at June 30, 2014 and December 31, 2013, respectively)	330	387
	232,619	198,557
Loans held for sale	7,324	9,120
Loans receivable, net of allowance of $24,627 at June 30, 2014 and $24,950 at December 31, 2013, respectively	1,557,357	1,555,498
Accrued interest receivable	5,730	5,778
Federal Home Loan Bank stock	13,802	19,350
Bank-owned life insurance	47,169	42,715
Premises and equipment	39,470	38,597
Real estate and other assets held for sale	5,554	5,859
Goodwill	61,525	61,525
Core deposit and other intangibles	2,934	3,497
Mortgage servicing rights	9,003	9,106
Deferred taxes	-	565
Other assets	12,757	7,663
Total assets	$2,151,490	$2,137,148

(continued)

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Financial Condition

(UNAUDITED)

(Amounts in Thousands, except per share data)

	June 30, 2014	December 31, 2013
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,741,812	$1,735,792
Advances from the Federal Home Loan Bank	22,034	22,520
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	52,455	51,919
Advance payments by borrowers	1,686	1,519
Deferred taxes	613	-
Other liabilities	20,358	17,168
Total liabilities	1,875,041	1,865,001

Stockholders’ equity:

Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,735,313 and 12,735,313 shares issued and 9,514,591 and 9,719,521 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	136,139	136,403
Accumulated other comprehensive income, net of tax of $1,691 and $294, respectively	3,142	545
Retained earnings	190,246	182,290
Treasury stock, at cost, 3,220,722 and 3,015,792 shares respectively	(54,083)	(48,096)
Total stockholders’ equity	276,449	272,147

Total liabilities and stockholders’ equity	$2,151,490	$2,137,148

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Income

(UNAUDITED)

(Amounts in Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest Income
Loans	$16,878	$17,047	$33,529	$33,843
Investment securities:
Taxable	852	674	1,627	1,352
Non-taxable	756	732	1,508	1,457
Interest-bearing deposits	118	72	219	130
FHLB stock dividends	170	207	365	426
Total interest income	18,774	18,732	37,248	37,208
Interest Expense
Deposits	1,327	1,511	2,685	3,158
FHLB advances and other	133	92	266	182
Subordinated debentures	146	150	292	302
Notes payable	39	61	80	121
Total interest expense	1,645	1,814	3,323	3,763
Net interest income	17,129	16,918	33,925	33,445
Provision for loan losses	446	448	549	873
Net interest income after provision for loan losses	16,683	16,470	33,376	32,572
Non-interest Income
Service fees and other charges	2,508	2,549	4,832	4,934
Insurance and investment commission income	2,244	2,277	5,274	5,313
Mortgage banking income	1,540	2,443	2,787	5,273
Gain on sale of non-mortgage loans	36	2	39	17
Gain on sale or call of securities	471	44	471	97
Trust income	302	238	580	444
Income from Bank Owned Life Insurance	235	231	454	460
Other non-interest income	281	114	506	365
Total non-interest income	7,617	7,898	14,943	16,903
Non-interest Expense
Compensation and benefits	8,709	8,475	17,181	17,273
Occupancy	1,704	1,670	3,292	3,303
FDIC insurance premium	353	275	738	931
State franchise tax	514	627	1,009	1,256
Data processing	1,479	1,313	2,844	2,494
Amortization of intangibles	274	313	563	648
Other non-interest expense	3,324	3,051	7,391	7,061
Total non-interest expense	16,357	15,724	33,018	32,966
Income before income taxes	7,943	8,644	15,301	16,509
Federal income taxes	2,254	2,535	4,433	4,841
Net Income	$5,689	$6,109	$10,868	$11,668

Earnings per common share (Note 6)
Basic	$0.59	$0.63	$1.13	$1.20
Diluted	$0.57	$0.60	$1.08	$1.15
Dividends declared per share (Note 5)	$0.15	$0.10	$0.30	$0.20
Average common shares outstanding (Note 6)
Basic	9,607	9,774	9,644	9,755
Diluted	10,066	10,156	10,096	10,130

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Comprehensive Income

(UNAUDITED)

(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$5,689	$6,109	$10,868	$11,668

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	2,743	(5,500)	4,465	(6,164)
Reclassification adjustment for security gains included in net income(1)	(471)	(43)	(471)	(97)
Income tax benefit (expense)	(795)	1,939	(1,397)	2,191
Other comprehensive income (loss)	1,477	(3,604)	2,597	(4,070)

Comprehensive income	$7,166	$2,505	$13,465	$7,598

(1) Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended June 30, 2014 and 2013 was $141 and $13, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the six months ended June 30, 2014 and 2013 was $141 and $29, respectively.

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Changes in Stockholders’ Equity

(UNAUDITED)

(Amounts in Thousands, except share data)

					Accumulated
			Common	Additional	Other			Total
	Preferred	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at January 1, 2014	$-	$127	$878	$136,403	$545	$182,290	$(48,096)	$272,147
Net income	-	-	-	-	-	10,868	-	10,868
Other comprehensive income	-	-	-	-	2,597	-	-	2,597
Stock option expense	-	-	-	34	-	-	-	34
26,900 shares issued under stock option plan with $58 income tax benefit, net of repurchases	-	-	-	18	-	(23)	438	433
Restricted share activity under Stock Incentive Plans including 13,087 shares issued	-	-	-	(342)	-	-	212	(130)
2,352 shares issued direct purchases	-	-	-	26	-	-	38	64
247,269 shares repurchased	-	-	-	-	-	-	(6,675)	(6,675)
Common stock dividends declared	-	-	-	-	-	(2,889)	-	(2,889)
Balance at June 30, 2014	$-	$127	$878	$136,139	$3,142	$190,246	$(54,083)	$276,449

Balance at January 1, 2013	$-	$127	$878	$136,046	$4,274	$164,103	$(47,300)	$258,128
Net income	-	-	-	-	-	11,668	-	11,668
Other comprehensive loss	-	-	-	-	(4,070)	-	-	(4,070)
Stock option expense	-	-	-	28	-	-	-	28
12,027 shares issued under stock option plan with no income tax benefit, net of repurchases	-	-	-	1	-	(97)	254	158
Restricted share activity under Stock Incentive Plans including 31,796 shares issued	-	-	-	16	-	(45)	500	471
2,768 shares issued direct purchases	-	-	-	20	-	-	44	64
Common stock dividends declared	-	-	-	-	-	(1,950)	-	(1,950)
Balance at June 30, 2013	$-	$127	$878	$136,111	$204	$173,679	$(46,502)	$264,497

FIRST DEFIANCE FINANCIAL CORP.

Consolidated Condensed Statements of Cash Flows

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net income	$10,868	$11,668
Items not requiring (providing) cash
Provision for loan losses	549	873
Depreciation	1,462	1,592
Amortization of mortgage servicing rights, net of impairment recoveries	623	538
Amortization of core deposit and other intangible assets	563	648
Net amortization of premiums and discounts on loans and deposits	295	389
Amortization of premiums and discounts on securities	156	283
Loss on sale or disposals of property, plant and equipment	-	1
Change in deferred taxes	(218)	(23)
Proceeds from the sale of loans held for sale	69,421	211,479
Originations of loans held for sale	(67,695)	(201,592)
Gain from sale of loans	(1,667)	(4,083)
Gain from sale or call of securities	(471)	(97)
Loss on sale or write-down of real estate and other assets held for sale	3	221
Stock option expense	34	28
Restricted stock expense (benefit)	(130)	471
Income from bank owned life insurance	(454)	(460)
Changes in:
Accrued interest receivable	48	(297)
Other assets	(5,094)	14
Other liabilities	3,190	(1,544)
Net cash provided by (used in) operating activities	11,483	20,109

Investing Activities
Proceeds from maturities of held-to-maturity securities	56	63
Proceeds from maturities, calls and pay-downs of available-for-sale securities	9,958	24,110
Proceeds from sale of real estate and other assets held for sale	1,295	1,613
Proceeds from the sale of available-for-sale securities	3,782	4,027
Proceeds from sale of non-mortgage loans	10,584	4,893
Purchases of available-for-sale securities	(43,550)	(28,561)
Proceeds from Federal Home Loan Bank stock redemption	5,548	1,302
Purchase of bank-owned life insurance	(4,000)	-
Purchases of portfolio mortgage loans	(5,118)	(4,545)
Purchases of premises and equipment, net	(2,335)	(796)
Net decrease in loans receivable	(7,945)	(44,020)
Net cash provided (used in) by investing activities	(31,725)	(41,914)

Financing Activities
Net increase (decrease) in deposits and advance payments by borrowers	6,187	(31,391)
Repayment of Federal Home Loan Bank advances	(486)	(23)
Increase in Federal Home Loan Bank short-term advances	-	50,000
Increase (decrease) in securities sold under repurchase agreements	536	(4,142)
Proceeds from exercise of stock options	433	158
Proceeds from treasury stock purchases	64	64
Cash dividends paid on common stock	(2,889)	(1,950)
Cash paid for common stock repurchases	(6,675)	-
Net cash provided by (used in) financing activities	(2,830)	12,716
Increase (decrease) in cash and cash equivalents	(23,072)	(9,089)
Cash and cash equivalents at beginning of period	179,318	136,832
Cash and cash equivalents at end of period	$156,246	$127,743

Supplemental cash flow information:
Interest paid	$3,310	$3,757
Income taxes paid	$3,650	$5,700
Transfers from loans to real estate and other assets held for sale	$993	$4,575

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.

Notes to Consolidated Condensed Financial Statements

(Unaudited at June 30, 2014 and 2013)

1.  Basis of Presentation

First Defiance Financial Corp. (“First Defiance” or the “Company”) is a unitary thrift holding company that, through its subsidiaries, First Federal Bank of the Midwest (“First Federal”), First Insurance Group of the Midwest, Inc. (“First Insurance”), and First Defiance Risk Management Inc. (collectively, the “Subsidiaries”), focuses on traditional banking and property and casualty, life and group health insurance products. All significant intercompany transactions and balances are eliminated in consolidation.

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

The consolidated condensed statement of financial condition at December 31, 2013 has been derived from the audited financial statements at that date, which were included in First Defiance’s Annual Report on Form 10-K for the year-ended December 31, 2013.

The accompanying consolidated condensed financial statements as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2013 Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas where First Defiance uses estimates are the valuation of certain investment securities, the determination of the allowance for loan losses, the valuation of mortgage servicing rights and goodwill, the determination of unrecognized income tax benefits and the fair value of financial instruments.

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

Newly Adopted Accounting Standard

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU 2014-01 applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement should be applied retrospectively for all periods presented, effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company elected to early adopt ASU 2014-01 and such adoption did not have a material impact on the Company’s Consolidated Financial Statements. As of June 30, 2014, the Company had $3.8 million in qualified investments recorded in other assets, $2.3 million in unfunded commitments recorded in other liabilities and $84,000 of tax credits (benefit) recorded in federal income taxes.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 relates to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this pronouncement on its Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, corporate bonds and municipal securities. The Company classified its pooled trust preferred collateralized debt obligations as Level 1 and Level 3 at December 31, 2013. The portfolio consisted of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. The two collateralized debt obligations, which are backed by financial institutions, are allowed under the Volcker Rule and classified as Level 3 based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model, which used appropriately adjusted discount rates reflecting credit and liquidity risks.

Impaired loans - Fair values for impaired collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value in the cost to replace the current property.  The value of market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell.  Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

June 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$5,002	$-	$5,002
Mortgage-backed - residential	-	49,191	-	49,191
Collateralized mortgage obligations	-	79,454	-	79,454
REMIC	-	1,957	-	1,957
Corporate bonds	-	6,990	-	6,990
Obligations of state and political subdivisions	-	89,695	-	89,695
Mortgage banking derivative – asset	-	580	-	580
Mortgage banking derivative - liability	-	(107)	-	(107)

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:

Obligations of U.S. Government corporations and agencies	$-	$4,921	$-	$4,921
Mortgage-backed - residential	-	41,292	-	41,292
Collateralized mortgage obligations	-	59,841	-	59,841
Trust preferred stock	1,654	-	582	2,236
Preferred stock	718	-	-	718
Corporate bonds	-	8,942	-	8,942
Obligations of state and political subdivisions	-	80,220		80,220
Mortgage banking derivative - asset	-	295	-	295
Mortgage banking derivative - liability	-	-	-	-

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2014	$582
Total gains or (losses) (realized/unrealized)
Included in earnings (realized)	(329)
Included in other comprehensive income (presented gross of taxes)	993
Amortization	-
Sales	(1,246)
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2014	$-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, April 1, 2014	$704
Total gains or (losses) (realized/unrealized)
Included in earnings (realized)	(329)
Included in other comprehensive income (presented gross of taxes)	871
Amortization	-
Sales	(1,246)
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2014	$-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2013	$1,474
Total gains or (losses) (realized/unrealized)
Included in earnings (realized)	-
Included in other comprehensive income (presented gross of taxes)	262
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2013	$1,736

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, April 1, 2013	$1,651
Total gains or (losses) (realized/unrealized)
Included in earnings (realized)	-
Included in other comprehensive income (presented gross of taxes)	85
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2013	$1,736

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

June 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$519	$519
Commercial Loans	-	-	1,068	1,068
Multi Family Loans	-	-	303	303
Home Equity Loans	-	-	102	102
CRE Loans	-	-	7,512	7,512
Total impaired loans	-	-	9,504	9,504
Mortgage servicing rights	-	1,173	-	1,173
Real estate held for sale
Residential Loans	-	-	-	-
CRE loans	-	-	489	489
Total Real Estate held for sale	-	-	489	489

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$259	$259
Multi Family Residential	-	-	338	338
Home Equity Loans	-	-	531	531
CRE Loans	-	-	9,590	9,590
Total impaired loans	-	-	10,718	10,718
Mortgage servicing rights	-	1,370	-	1,370
Real estate held for sale
Residential	-	-	112	112
CRE	-	-	1,278	1,278
Total Real Estate held for sale	-	-	1,390	1,390

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$9,504	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	0-10%	10%
Real estate held for sale – Applies to all classes	$489	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	0-20%	20%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $9.5 million, with no valuation allowance and a fair value of $10.7 million, with no valuation allowance at June 30, 2014 and December 31, 2013, respectively. A provision expense of $725,000 and $1.5 million for the three and six months ended June 30, 2014 and a provision expense of $551,000 and $1.2 million for the three and six months ended June 30, 2013, respectively, was included in earnings.

Mortgage servicing rights which are carried at the lower of cost or fair value, had a fair value of $1.2 million with a valuation allowance of $1.0 million at both June 30, 2014 and December 31, 2013. A recovery of $44,000 and $37,000 for the three and six months ended June 30, 2014 and a recovery of $312,000 and $785,000 for the three and six months ended June 30, 2013, respectively, were included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $73,000 for the three and six months ended June 30, 2014 and $215,000 for the three and six months ended June 30, 2013, which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of June 30, 2014 and December 31, 2013. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at June 30, 2014.

		Fair Value Measurements at June 30, 2014 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$156,246	$156,246	$156,246	$-	$-
Investment securities	232,619	232,622	-	232,622	-
Federal Home Loan Bank Stock	13,802	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,564,681	1,572,926	-	7,665	1,565,261
Accrued interest receivable	5,730	5,730	-	813	4,917

Financial Liabilities:
Deposits	$1,741,812	$1,743,793	$355,268	$1,388,525	$-
Advances from Federal Home Loan Bank	22,034	22,290	-	22,290	-
Securities sold under repurchase agreements	52,455	52,455	-	52,455	-
Subordinated debentures	36,083	35,256	-	-	35,256

		Fair Value Measurements at December 31, 2013 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$179,318	$179,318	$179,318	$-	$-
Investment securities	198,557	198,563	2,372	195,609	582
Federal Home Loan Bank Stock	19,350	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,564,618	1,568,929	-	9,140	1,559,789
Accrued interest receivable	5,778	5,778	4	696	5,078

Financial Liabilities:
Deposits	$1,735,792	$1,738,216	$348,943	$1,389,273	$-
Advances from Federal Home Loan Bank	22,520	22,713	-	22,713	-
Securities sold under repurchase agreements	51,919	51,919	-	51,919	-
Subordinated debentures	36,083	35,237	-	-	35,237

4.        Stock Compensation Plans

First Defiance has established equity based compensation plans for its directors and employees. On March 15, 2010, the Board adopted, and the shareholders approved at the 2010 Annual Shareholders Meeting, the First Defiance Financial Corp. 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan replaced all plans that were in existence at the time of adoption. All awards currently outstanding under prior plans will remain in effect in accordance with their respective terms. Any new awards will be made under the 2010 Equity Plan. The 2010 Equity Plan allows for issuance of up to 350,000 common shares through the award of options, stock grants, restricted stock units (“RSU”), stock appreciation rights or other stock-based awards.

As of June 30, 2014, 190,520 options had been granted and remained outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except, for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In March 2013, the Company approved a 2013 Short-Term Incentive Plan (“STIP”) and a 2013 Long-Term Incentive Plan (“LTIP”) for selected members of management.

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

Under the 2013 LTIP the participants may earn up to 25% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three year period. The Company granted 86,065 RSU’s to the participants in the 2013 LTIP effective January 1, 2013, which represents the maximum target award. The amount of benefit under the 2013 LTIP will be determined individually at the 12 month period ending December 31, 2013, the 24 month period ending December 31, 2014 and the 36 month period ending December 31, 2015. The awards’ vesting will be as follows: 16.7% of the target award after the end of the performance period ending December 31, 2013, 27.8% of the target award at the end of the performance period ending December 31, 2014 and 55.5% of the target award at the end of the performance period ending December 31, 2015. The benefits earned under the 2013 LTIP will be paid out in equity in the first quarter following the close of the applicable performance period. The participants are required to be employed on the day of payout in order to receive such payment. A total of 6,425 RSU’s were issued to the participants in the second quarter of 2014 for the year one performance period ended December 31, 2013.

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

Under the 2014 LTIP the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three year period. The Company granted 30,538 RSU’s to the participants in the 2014 LTIP effective January 1, 2014, which represents the maximum target award. The amount of benefit under the 2014 LTIP will be determined individually at the end of the 36 month performance period ending December 31, 2016. The awards’ will vest 100% of the target award at the end of the performance period ending December 31, 2016. The benefits earned under the 2014 LTIP will be paid out in equity in the first quarter of 2017. The participants are required to be employed on the day of payout in order to receive such payment.

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

The fair value of stock options granted during the six months ended June 30, 2014 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

Six Months ended
June 30, 2014
Expected average risk-free rate	1.64%
Expected average life	7.44 years
Expected volatility	44.62%
Expected dividend yield	2.17%

The weighted-average fair value of options granted for the six months ended June 30, 2014 was $11.25. There were no options granted in the six months ended June 30, 2013.

Following is activity under the plans during the six months ended June 30, 2014:

Stock options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2014	251,020	$20.76
Forfeited or cancelled	(34,100)	26.72
Exercised	(26,900)	16.09
Granted	500	27.59
Options outstanding, June 30, 2014	190,520	$20.37	3.08	$1,587
Vested or expected to vest at June 30, 2014	190,520	$20.37	3.08	$1,587
Exercisable at June 30, 2014	190,020	$20.35	3.07	$1,586

As of June 30, 2014, there was $5,000 of total unrecognized compensation costs related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 4.7 years.

At June 30, 2014, 91,812 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. Total accrued expense of $130,000 was recorded during the six months ended June 30, 2014 compared to an expense of $570,000 for the same period in 2013. There was approximately $335,000 included within other liabilities at June 30, 2014 related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2014	106,061	$18.66	-	$-
Granted	30,538	25.77	13,087	21.87
Vested	(7,320)	18.63	(7,320)	18.63
Forfeited	(37,467)	18.71	-	-
Unvested at June 30, 2014	91,812	$21.00	5,767	$25.97

The maximum amount of compensation expense that may be recorded for the 2014 STIP and the 2012, 2013 and 2014 LTIPs at June 30, 2014 is approximately $3.8 million. However, the estimated expense expected to be recorded as of June 30, 2014 based on the performance measures in the plans, is $2.0 million, of which $1.1 million is unrecognized at June 30, 2014 and will be recognized over the remaining performance periods.

5.        Dividends on Common Stock

First Defiance declared and paid a $0.15 per share common stock dividend in the first and second quarters of 2014 and declared and paid a $0.10 per share common stock dividend in the first and second quarters of 2013.

6.        Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (In Thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per common share – Net income	$5,689	$6,109	$10,868	$11,668
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	9,607	9,774	9,644	9,755
Effect of warrants	350	306	345	301
Effect of restricted stock units	56	27	54	23
Effect of employee stock options	53	49	53	51

Denominator for diluted earnings per common share share	10,066	10,156	10,096	10,130
Basic earnings per common share	$0.59	$0.63	$1.13	$1.20
Diluted earnings per common share	$0.57	$0.60	$1.08	$1.15

There were 1,000 and 35,000 shares under options granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and six months ended June 30, 2014, respectively. There were 143,350 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for both the three and six months ended June 30, 2013.

7.        Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At June 30, 2014
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$5,000	$24	$(22)	$5,002
Mortgage-backed securities – residential	48,569	971	(349)	49,191
Collateralized mortgage obligations	79,161	977	(684)	79,454
REMICs	1,940	17	-	1,957
Corporate bonds	6,884	122	(16)	6,990
Obligations of state and political subdivisions	85,347	4,508	(160)	89,695
Totals	$226,901	$6,619	$(1,231)	$232,289

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$29	$-	$-	$29
FNMA certificates	102	2	-	104
GNMA certificates	44	1	-	45
Obligations of state and political subdivisions	155	-	-	155
Totals	$330	$3	$-	$333

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2013
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$5,000	$-	$(79)	$4,921
Mortgage-backed securities - residential	41,368	765	(841)	41,292
Collateralized mortgage obligations	59,865	739	(763)	59,841
Trust preferred stock and preferred stock	3,264	683	(993)	2,954
Corporate bonds	8,854	129	(41)	8,942
Obligations of state and political subdivisions	78,426	2,704	(910)	80,220
Total Available-for-Sale	$196,777	$5,020	$(3,627)	$198,170

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$31	$-	$-	$31
FNMA certificates	120	4	-	124
GNMA certificates	50	2	-	52
Obligations of states and political subdivisions	186	-	-	186
Total Held-to-Maturity	$387	$6	$-	$393

* FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at June 30, 2014 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$1,007	$1,017	$-	$-
Due after one year through five years	9,398	9,691	155	155
Due after five years through ten years	38,245	40,045	-	-
Due after ten years	48,581	50,934	-	-
MBS/CMO	129,670	130,602	175	178
	$226,901	$232,289	$330	$333

Investment securities with a carrying amount of $136.7 million at June 30, 2014 were pledged as collateral on public deposits, securities sold under repurchase agreements, Federal Reserve discount window and FHLB advances.

As of June 30, 2014, the Company’s investment portfolio consisted of 354 securities, 59 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at June 30, 2014 and December 31, 2013:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At June 30, 2014
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$978	$(22)	$978	$(22)
Mortgage-backed securities - residential	5,723	(25)	18,641	(324)	24,364	(349)
Collateralized mortgage obligations	21,077	(321)	12,646	(363)	33,723	(684)
Obligations of state and political subdivisions	1,379	(29)	8,798	(131)	10,177	(160)
Corporate bonds	-	-	984	(16)	984	(16)
Total temporarily impaired securities	$28,179	$(375)	$42,047	$(856)	$70,226	$(1,231)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2013
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$4,921	$(79)	$-	$-	$4,921	$(79)
Mortgage-backed securities - residential	24,846	(841)	-	-	24,846	(841)
Collateralized mortgage obligations	26,530	(763)	-	-	26,530	(763)
Corporate bonds	2,959	(41)	-	-	2,959	(41)
Obligations of state and political subdivisions	19,209	(871)	375	(39)	19,584	(910)
Trust preferred stock and preferred stock	-	-	582	(993)	582	(993)
Total temporarily impaired securities	$78,465	$(2,595)	$957	$(1,032)	$79,422	$(3,627)

With the exception of trust preferred securities and corporate bonds, the above securities all have fixed interest rates, and all securities have defined maturities. Their fair value is sensitive to movements in market interest rates. First Defiance has the ability and intent to hold these investments for a time necessary to recover the amortized cost without impacting its liquidity position, and it is not more than likely that the Company will be required to sell the investments before anticipated recovery.

Realized gains from the sales of investment securities totaled $471,000 ($330,000 after tax) in the second quarter of 2014 while there were realized gains of $44,000 ($31,000 after tax) in the second quarter of 2013. Realized gains from the sales of investment securities totaled $471,000 ($306,000 after tax) for the first six months of 2014 compared to realized gains of $97,000 ($68,000 after tax) for the first six months of 2013.

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

For the first six months of 2014 and 2013, management determined there was no OTTI. The Company held eight Collateralized Debt Obligations (“CDOs”) at December 31, 2013. Two of the eight securities were sold in January 2014 with no gain or loss associated with that transaction and three were sold in June 2014 for a loss of $329,000. The Company holds three CDOs at June 30, 2014 with a zero value.

There was no OTTI recognized in accumulated other comprehensive income (“AOCI”) at June 30, 2014. There was $645,000 recognized in AOCI at December 31, 2013.

The proceeds from the sales and calls of securities and the associated gains are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Proceeds	$2,128	$3,008	$3,782	$4,027
Gross realized gains	1,113	43	1,113	97
Gross realized losses	(642)	-	(642)	-

8.        Loans

Loans receivable consist of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$199,886	$195,752
Secured by multi-family residential	151,008	148,952
Secured by commercial real estate	650,915	670,666
Construction	108,478	86,058
	1,110,287	1,101,428
Other Loans:
Commercial	390,055	388,236
Home equity and improvement	108,460	106,930
Consumer Finance	15,800	16,902
	514,315	512,068
Total loans	1,624,602	1,613,496
Deduct:
Undisbursed loan funds	(41,874)	(32,290)
Net deferred loan origination fees and costs	(744)	(758)
Allowance for loan loss	(24,627)	(24,950)
Totals	$1,557,357	$1,555,498

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended June 30, 2014 and June 30, 2013 by portfolio segment and impairment method (In Thousands):

Quarter Ended June 30, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,639	$2,615	$11,987	$138	$5,610	$1,647	$147	$24,783
Charge-Offs	(42)	(0)	(39)	0	(973)	(80)	(12)	(1,146)
Recoveries	98	2	200	0	173	55	16	544
Provisions	(350)	(137)	(672)	61	1,389	158	(3)	446
Ending Allowance	$2,345	$2,480	$11,476	$199	$6,199	$1,780	$148	$24,627

Quarter Ended June 30, 2013	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,433	$2,410	$13,367	$67	$5,304	$1,723	$155	$26,459
Charge-Offs	(184)	(6)	(277)	0	(316)	(170)	(8)	(961)
Recoveries	33	0	167	0	57	38	29	324
Provisions	(85)	21	(117)	16	429	195	(11)	448
Ending Allowance	$3,197	$2,425	$13,140	$83	$5,474	$1,786	$165	$26,270

The following table discloses allowance for loan loss activity for the year-to-date ended June 30, 2014 and June 30, 2013 by portfolio segment and impairment method (In Thousands):

Year-to-date Ended June 30, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950
Charge-Offs	(270)	(0)	(267)	0	(1,498)	(264)	(23)	(2,322)
Recoveries	154	5	922	0	249	86	34	1,450
Provisions	(386)	(33)	(1,179)	65	1,770	323	(11)	549
Ending Allowance	$2,345	$2,480	$11,476	$199	$6,199	$1,780	$148	$24,627

Year-to-date Ended June 30, 2013	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$3,506	$2,197	$12,702	$75	$6,325	$1,759	$147	$26,711
Charge-Offs	(390)	(6)	(543)	0	(521)	(442)	(54)	(1,956)
Recoveries	132	0	268	0	133	61	48	642
Provisions	(51)	234	713	8	(463)	408	24	873
Ending Allowance	$3,197	$2,425	$13,140	$83	$5,474	$1,786	$165	$26,270

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014: (In Thousands)

	1-4 Family	Multi- Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$182	$-	$1,129	$-	$23	$24	$-	$1,358

Collectively evaluated for impairment	2,163	2,480	10,347	199	6,176	1,756	148	23,269

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,345	$2,480	$11,476	$199	$6,199	$1,780	$148	$24,627

Loans:

Loans individually evaluated for impairment	$9,796	$358	$29,630	$262	$7,385	$2,099	$47	$49,577

Loans collectively evaluated for impairment	190,502	150,782	623,996	66,312	383,031	106,760	15,739	1,537,122

Loans acquired with deteriorated credit quality	1	-	169	-	24	-	-	194

Total ending loans balance	$200,299	$151,140	$653,795	$66,574	$390,440	$108,859	$15,786	$1,586,893

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

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,133	$81	$75	$6,231	$166	$158
Residential Non Owner Occupied	3,715	32	33	3,900	70	71
Total Residential Real Estate	9,848	113	108	10,131	236	229
Construction	261	3	4	261	6	9
Multi-Family	369	1	1	378	2	2
CRE Owner Occupied	8,967	37	33	9,402	73	68
CRE Non Owner Occupied	18,469	201	204	18,912	405	408
Agriculture Land	683	5	3	685	8	5
Other CRE	1,788	5	6	1,825	10	11
Total Commercial Real Estate	29,907	248	246	30,824	496	492
Commercial Working Capital	3,286	8	8	3,105	11	11
Commercial Other	4,552	2	1	4,756	4	3
Total Commercial	7,838	10	9	7,861	15	14
Home Equity and Home Improvement	2,095	25	25	2,267	50	50
Consumer	51	1	1	54	2	2
Total Impaired Loans	$50,369	$401	$394	$51,776	$807	$798

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,693	$92	$92	$6,811	$180	$178
Residential Non Owner Occupied	4,443	43	44	4,583	79	79
Total Residential Real Estate	11,136	135	136	11,394	259	257
Construction	131	3	2	102	3	2
Multi-Family	1,277	5	6	1,393	11	13
CRE Owner Occupied	14,452	120	118	14,536	183	176
CRE Non Owner Occupied	23,692	236	230	24,080	439	423
Agriculture Land	889	8	3	886	17	10
Other CRE	4,526	12	8	4,783	14	9
Total Commercial Real Estate	43,559	376	359	44,285	653	618
Commercial Working Capital	1,346	17	17	1,593	20	22
Commercial Other	6,669	28	23	6,759	51	45
Total Commercial	8,015	45	40	8,352	71	67
Home Equity and Home Improvement	2,789	33	31	2,749	67	63
Consumer	82	1	1	96	3	3
Total Impaired Loans	$66,989	$598	$575	$68,371	$1,067	$1,023

The following table presents loans individually evaluated for impairment by class of loans: (In Thousands)

	June 30, 2014		December 31, 2013
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$3,698	$4,307	$-	$4,744	$4,729	$-
Residential Non Owner Occupied	4,416	3,602	-	4,844	4,329	-
Total 1-4 Family Residential Real Estate	8,114	7,909	-	9,588	9,058	-
Multi-Family Residential Real Estate	508	358	-	989	840	-
CRE Owner Occupied	8,453	6,159	-	11,105	8,376	-
CRE Non Owner Occupied	6,761	5,895	-	9,399	7,740	-
Agriculture Land	486	467	-	629	488	-
Other CRE	2,256	1,710	-	3,274	2,452	-
Total Commercial Real Estate	17,955	14,231	-	24,407	19,056	-
Construction	261	262	-	300	263	-
Commercial Working Capital	3,787	2,548	-	3,147	3,146	-
Commercial Other	4,923	4,280	-	6,063	5,415	-
Total Commercial	8,710	6,828	-	9,210	8,561	-
Home Equity and Home Improvement	1,997	1,947	-	1,985	1,992	-
Consumer Finance	48	47	-	53	53	-
Total loans with no allowance recorded	$37,594	$31,582	$-	$46,532	$39,823	$-

With an allowance recorded:
Residential Owner Occupied	$1,801	$1,805	$181	$1,100	$1,103	$218
Residential Non Owner Occupied	82	82	1	84	84	2
Total 1-4 Family Residential Real Estate	1,883	1,887	182	1,184	1,187	220
Multi-Family Residential Real Estate	-	-	-	-	-	-
CRE Owner Occupied	3,101	2,659	157	3,212	2,765	166
CRE Non Owner Occupied	12,430	12,475	964	12,756	12,803	946
Agriculture Land	210	215	6	195	197	7
Other CRE	79	50	2	82	53	2
Total Commercial Real Estate	15,820	15,399	1,129	16,245	15,818	1,121
Construction	-	-	-	-	-	-
Commercial Working Capital	500	501	15	-	-	-
Commercial Other	55	56	8	176	176	6
Total Commercial	555	557	23	176	176	6
Home Equity and Home Improvement	152	152	24	436	437	45
Consumer Finance	-	-	-	-	-	-
Total loans with an allowance recorded	$18,410	$17,995	$1,358	$18,041	$17,618	$1,392

*Presented gross of charge-offs

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	June 30, 2014	December 31, 2013
	(In Thousands)
Non-accrual loans	$24,863	$27,847
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	24,863	27,847
Real estate and other assets held for sale	5,554	5,859
Total non-performing assets	$30,417	$33,706

The following table presents the aging of the recorded investment in past due and non accrual loans as of June 30, 2014 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual
Residential Owner Occupied	$134,417	$429	$297	$790	$1,516	$1,085
Residential Non Owner Occupied	63,228	-	12	1,126	1,138	1,815
Total 1-4 Family Residential Real Estate	197,645	429	309	1,916	2,654	2,900
Multi-Family Residential Real Estate	151,140	-	-	-	-	429

CRE Owner Occupied	297,739	41	-	1,812	1,853	7,041
CRE Non Owner Occupied	227,708	29	-	2,058	2,087	4,969
Agriculture Land	84,632	137	-	329	466	751
Other Commercial Real Estate	39,050	-	-	260	260	1,619

Total Commercial Real Estate	649,129	207	-	4,459	4,666	14,380

Construction	66,574	-	-	-	-	-

Commercial Working Capital	144,112	3	-	1,545	1,548	2,368
Commercial Other	241,199	94	-	3,487	3,581	4,689

Total Commercial	385,311	97	-	5,032	5,129	7,057

Consumer Finance	15,696	84	6	-	90	-
Home Equity/Home Improvement	107,661	969	127	102	1,198	102

Total Loans	$1,573,156	$1,786	$442	$11,509	$13,737	$24,868

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

Troubled Debt Restructurings

As of June 30, 2014 and December 31, 2013, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $32.7 million and $33.4 million, respectively. The Company allocated $1.2 million of specific reserves to those loans at each of June 30, 2014 and December 31, 2013, and committed to lend additional amounts totaling up to $28,000 and $300,000 at June 30, 2014 and December 31, 2013, respectively.

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

Of the loans modified in a TDR, $5.6 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ending June 30, 2014 and June 30, 2013:

	Loans Modified as a TDR for the Three Months Ended June 30, 2014 ($ In Thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2014 ($ In Thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	7	$674	15	$1,372
Residential Non Owner Occupied	0	-	0	-
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	1	358
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial working capital or other	9	727	11	1,676
Home Equity / Improvement	4	82	7	167
Consumer Finance	1	17	2	19
Total	21	$1,500	36	$3,592

The loans described above increased the allowance for loan loss by $65,000 in the three month period ending June 30, 2014 and decreased the allowance for loan loss by $5,000 in the six month period ending June 30, 2014.

	Loans Modified as a TDR for the Three Months Ended June 30, 2013 ($ In Thousands)		Loans Modified as a TDR for the Six Months Ended June 30, 2013 ($ In Thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	3	$316	8	$752
Residential Non Owner Occupied	0	-	1	194
CRE Owner Occupied	3	758	4	782
CRE Non Owner Occupied	1	1,374	1	1,374
Agriculture Land	0	-	1	217
Other CRE	1	32	1	32
Commercial working capital or other	1	47	1	47
Home Equity / Improvement	4	119	12	609
Consumer Finance	1	11	3	14
Total	14	$2,657	32	$4,021

The loans described above increased the allowance for loan loss by $327,000 in the three month period ending June 30, 2013 and $355,000 in the six month period ending June 30, 2013.

Of the 2014 modifications, 11 were made TDRs due to the fact that the borrower has filed bankruptcy, 3 were made TDRs due to a rate reduction, 1 was made a TDR due to an interest only period, 8 were made TDRs due to extending the amortization, 2 were made TDRs due to a reduction in the payment, 5 were made TDRs due to advancing or renewing funds to a watchlist credit, 2 were made to term out line of credit, and 4 were made TDRs to refinance current debt for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and six month periods ending June 30, 2014 and June 30, 2013:

	Three Months Ended June 30, 2014 ($ In Thousands)		Six Months Ended June 30, 2014 ($ In Thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	1	$67	1	$67
Residential Non Owner Occupied	1	183	1	183
CRE Owner Occupied	4	153	4	153
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial working capital or other	3	387	3	387
Home Equity / Improvement	0	-	0	-
Consumer Finance	0	-	0	-
Total	8	$790	9	$790

The TDRs that subsequently defaulted described above decreased the allowance for loan losses by $2,000 for the three and six month period ended June 30, 2014.

A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days contractually past due under the modified terms.

	Three Months Ended June 30, 2013 ($ In Thousands)		Six Months Ended June 30, 2013 ($ In Thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	4	$303	4	$303
Residential Non Owner Occupied	1	77	1	77
CRE Owner Occupied	1	169	2	837
CRE Non Owner Occupied	1	212	1	212
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial / Industrial	0	-	0	-
Home Equity / Improvement	4	52	4	52
Consumer Finance	0	-	0	-
Total	11	$813	12	$1,481

The TDRs that subsequently defaulted described above decreased the allowance for loan losses by $10,000 for the three month period ended June 30, 2013, and by $12,000 for the six month period ended June 30, 2013.

The terms of certain other loans were modified during the period ending June 30, 2014 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 54 loans were modified under this definition during the three month period ended June 30, 2014 and a total of 75 loans were modified under this definition during the six month period ended June 30, 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$4,229	$3	$1,905	$748	$129,047	$135,932
1-4 Family Non Owner Occupied	51,624	1,721	5,016	-	6,006	64,367

Total 1-4 Family Real Estate	55,853	1,724	6,921	748	135,053	200,299

Multi-Family Residential Real Estate	149,083	228	890	-	939	151,140

CRE Owner Occupied	279,863	9,364	8,923	-	1,442	299,592
CRE Non Owner Occupied	204,659	9,081	16,020	-	35	229,795
Agriculture Land	81,931	2,020	1,147	-	-	85,098
Other CRE	35,692	63	2,875	-	680	39,310

Total Commercial Real Estate	602,145	20,528	28,965	-	2,157	653,795

Construction	55,920	-	262	-	10,392	66,574

Commercial Working Capital	137,596	5,046	3,017	-	-	145,659
Commercial Other	231,850	7,288	5,643	-	-	244,781

Total Commercial	369,446	12,334	8,660	-	-	390,440

Home Equity and Home Improvement	-	-	1,096	102	107,661	108,859
Consumer Finance	-	-	90	-	15,696	15,786

Total Loans	$1,232,447	$34,814	$46,884	$850	$271,898	$1,586,893

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$4,287	$18	$3,515	$-	$121,765	$129,585
1-4 Family Non Owner Occupied	51,660	2,894	5,699	-	6,359	66,612

Total 1-4 Family Real Estate	55,947	2,912	9,214	-	128,124	196,197

Multi-Family Residential Real Estate	145,407	875	1,888	-	964	149,134

CRE Owner Occupied	291,770	10,584	11,665	-	1,734	315,753
CRE Non Owner Occupied	200,790	10,254	17,185	-	91	228,320
Agriculture Land	80,418	578	1,051	-	-	82,047
Other CRE	40,676	2,074	3,104	-	731	46,585

Total Commercial Real Estate	613,654	23,490	33,005	-	2,556	672,705

Construction	43,465	-	263	-	10,002	53,730

Commercial Working Capital	148,703	3,429	3,660	-	-	155,792
Commercial Other	219,790	6,994	6,899	-	-	233,683

Total Commercial	368,493	10,423	10,559	-	-	389,475

Home Equity and Home Improvement	-	-	755	45	106,587	107,387
Consumer Finance	-	-	31	-	16,860	16,891

Total Loans	$1,226,966	$37,700	$55,715	$45	$265,093	$1,585,519

9. Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Gain from sale of mortgage loans	$986	$1,890	$1,628	$4,066
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	878	875	1,782	1,745
Amortization of mortgage servicing rights	(368)	(634)	(660)	(1,323)
Mortgage servicing rights valuation adjustments	44	312	37	785
	554	553	1,159	1,207

Net revenue from sale and servicing of mortgage loans	$1,540	$2,443	$2,787	$5,273

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.4 billion at June 30, 2014 and December 31, 2013.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$10,048	$10,194	$10,133	$10,121
Loans sold, servicing retained	313	674	520	1,436
Amortization	(368)	(634)	(660)	(1,323)
Carrying value before valuation allowance at end of period	9,993	10,234	9,993	10,234

Valuation allowance:
Balance at beginning of period	(1,034)	(1,815)	(1,027)	(2,288)
Impairment recovery (charges)	44	312	37	785
Balance at end of period	(990)	(1,503)	(990)	(1,503)
Net carrying value of MSRs at end of period	$9,003	$8,731	$9,003	$8,731
Fair value of MSRs at end of period	$9,584	$9,080	$9,584	$9,080

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company established an accrual for estimated secondary market buy-back losses beginning in 2014. An accrual for secondary market buy-backs was established in the first and second quarters of 2014 totaling $184,000 for the first six months of 2014 which was partially offset by reversing $67,000 of accrued expenses in the first quarter of 2014 related to the Freddie Mac post-foreclosure review that began in the third quarter of 2013 and was reversed in 2014 with no losses resulting. This resulted in secondary market buy-back losses of $117,000 for the first six months of 2014 compared to $642,000 of expense for the same period in 2013.

Included in the first six months of 2013 was an accrual for estimated secondary market buy-back losses of $581,000. These losses were accrued and expensed as of March 31, 2013 based on an estimated exposure to repurchase requests resulting from notifications received from Fannie Mae’s post-foreclosure review process during the first quarter of 2013.

10. Deposits

A summary of deposit balances is as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Non-interest-bearing checking accounts	$355,268	$348,943
Interest-bearing checking and money market accounts	717,506	715,939
Savings accounts	200,626	185,121
Retail certificates of deposit less than $100,000	299,288	313,335
Retail certificates of deposit greater than $100,000	169,124	172,454
Brokered or national certificates of deposit	-	-
Total	$1,741,812	$1,735,792

11. Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
FHLB Advances:
Putable advances	12,000	$12,000
Amortizable mortgage advances	10,034	10,520
Total	$22,034	$22,520

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. At June 30, 2014, $12.0 million of the putable advances with a weighted average rate of 2.72% were not yet callable by the FHLB. The call dates for these advances range from July 14, 2014 to September 12, 2014 and the maturity dates range from January 14, 2015 to March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of Trust Affiliate II. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.73% as of June 30, 2014 and 1.75% as of December 31, 2013.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of Trust Affiliate I. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.61% and 1.63% on June 30, 2014 and December 31, 2013, respectively.

The Trust Preferred Securities issued by Trust Affiliate I and Trust Affiliate II are subject to mandatory redemption, in whole or part, upon repayment of the Subordinated Debentures. The Company has entered into agreements that fully and unconditionally guarantee the Trust Preferred Securities subject to the terms of the guarantees. The Trust Preferred Securities and Subordinated Debentures issued by Trust Affiliate I mature on December 15, 2035 but may be redeemed by the issuer at par after October 28, 2010. The Trust Preferred Securities issued by Trust Affiliate II mature on June 15, 2037, but may be redeemed at the Company’s option at any time on or after June 15, 2012, or at any time upon certain events.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	June 30, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$47,963	$94,050	$57,914	$59,632
Unused lines of credit	13,987	275,892	18,048	257,939
Standby letters of credit	-	17,800	-	17,680
Total	$61,950	$387,742	$75,962	$335,251

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $17.8 million and $12.1 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at June 30, 2014 and December 31, 2013, respectively.

13. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2009. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

14. Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $6.6 million and $7.5 million of interest rate lock commitments at June 30, 2014 and December 31, 2013, respectively. There were $17.9 million and $12.1 million of forward commitments for the future delivery of residential mortgage loans at June 30, 2014 and December 31, 2013, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	June 30, 2014			December 31, 2013
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking
Derivatives	$580	$(107)	$473	$295	$-	$295

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$128	$(79)	$178	$(240)

The above amounts are included in mortgage banking income with gain on sale of mortgage loans. During the first quarter of 2014, management determined that a group of loans, previously classified as held for sale, were no longer sellable and transferred such loans back into the portfolio. As a result, a $5,000 loss related to a fair value adjustment on those loans was recorded in the second quarter of 2014.

15. Other Comprehensive Income (Loss)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended June 30, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$2,743	$936	$1,807
Reclassification adjustment for net gains included in net income	(471)	(141)	(330)
Total other comprehensive loss	$2,272	$795	$1,477

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Six months ended June 30, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$4,465	$1,538	$2,927
Reclassification adjustment for net gains included in net income	(471)	(141)	(330)
Total other comprehensive loss	$3,994	$1,397	$2,597

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended June 30, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(5,500)	$(1,927)	$(3,573)
Reclassification adjustment for net gains included in net income	(44)	(13)	(31)
Total other comprehensive loss	$(5,544)	$(1,940)	$(3,604)

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Six months ended June 30, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(6,164)	$(2,162)	$(4,002)
Reclassification adjustment for net gains included in net income	(97)	(29)	(68)
Total other comprehensive loss	$(6,261)	$(2,191)	$(4,070)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
Balance January 1, 2014	$906	$(361)	$545
Other comprehensive loss before reclassifications	2,927	-	2,927
Amounts reclassified from accumulated other comprehensive loss	(330)	-	(330)

Net other comprehensive loss during period	2,597	-	2,597

Balance June 30, 2014	$3,503	$(361)	$3,142

Balance January 1, 2013	$4,851	$(577)	$4,274
Other comprehensive loss before reclassifications	(4,002)	-	(4,002)
Amounts reclassified from accumulated other comprehensive loss	(68)	-	(68)

Net other comprehensive loss during period	(4,070)	-	(4,070)

Balance June 30, 2013	$781	$(577)	$204

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

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now performed by the CFPB. The CFPB has broad rulemaking authority over providers of credit, savings, and payment services and products. In this regard, the CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. State officials also will be authorized to enforce consumer protection rules issued by the CFPB. The CFPB also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB also is directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services and that such markets are fair, transparent, and competitive. Although the CFPB has begun to implement its regulatory, supervisory, examination, and enforcement authority, there continues to be significant uncertainty as to how the agency’s strategies and priorities will impact First Defiance.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation and servicing practices. The CFPB recently published several final regulations impacting the mortgage industry, including rules related to ability-to-pay, mortgage servicing, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products, and other requirements. The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the FHA or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorney fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. First Defiance’s management team is currently assessing the impact of these requirements on our mortgage lending business.

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

 The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to First Defiance and First Federal under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Consumer Banking - First Federal offers customers a full range of deposit and investment products including demand, checking, money market, certificates of deposits, Certificate of Deposit Account Registry Service (“CDARS”) and savings accounts. First Federal offers a full range of investment products through the wealth management department and a wide variety of consumer loan products, including residential mortgage loans, home equity loans and installment loans. First Federal also offers online banking services, which include mobile banking, online bill pay along with debit cards.

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

Expansion Opportunities - First Defiance believes it is well positioned to take advantage of acquisitions or other business opportunities in its market areas. First Defiance believes it has a track record of successfully accomplishing both acquisitions and de novo branching in its market area. This track record puts the Company in a solid position to expand its business. First Defiance will consider expansion opportunities, including bank and insurance acquisitions, de novo branching, with a particular focus on its primary geographic market area, as well as loan production offices.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $330,000 at June 30, 2014. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $232.3 million at June 30, 2014. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($5.0 million), certain municipal obligations ($89.7 million), CMOs ($79.5 million), REMICs ($2.0 million), corporate bonds ($7.0 million), and mortgage backed securities ($49.2 million).

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

Changes in Financial Condition

At June 30, 2014, First Defiance's total assets, deposits and stockholders' equity amounted to $2.15 billion, $1.74 billion and $276.4 million, respectively, compared to $2.14 billion, $1.74 billion and $272.1 million, respectively, at December 31, 2013.

Net loans receivable (excluding loans held for sale) increased $1.9 million to $1.56 billion. The variance in loans receivable between June 30, 2014 and December 31, 2013 includes increases in home equity and improvement loans (up $1.5 million), one to four family residential real estate loans (up $4.2 million), construction loans (up $22.4 million) and commercial loans (up $1.8 million) while the remaining categories decreased, including commercial real estate loans (down $17.7 million) and consumer loans (down $1.1 million).

The investment securities portfolio increased $34.1 million to $232.6 million at June 30, 2014 from $198.6 million at December 31, 2013. The increase is the result of $43.6 million of securities being purchased during the first six months of 2014, somewhat offset by $2.4 million of securities maturing or being called in the period, principal pay downs of $7.6 million in CMOs and mortgage-backed securities, and $3.8 million from five securities being sold. There was an unrealized gain in the investment portfolio of $5.4 million at June 30, 2014 compared to an unrealized gain of $1.4 million at December 31, 2013.

Deposits increased from $1.736 billion at December 31, 2013 to $1.742 billion at June 30, 2014. Non-interest bearing demand deposits increased $6.3 million to $355.3 million, savings accounts increased $15.5 million to $200.6 million and interest-bearing demand deposits and money market accounts increased $1.6 million to $717.5 million. These increases were partially offset by a decrease in retail time deposits accounts of $17.4 million to $468.4 million.

Stockholders’ equity increased from $272.1 million at December 31, 2013 to $276.4 million at June 30, 2014. The increase in stockholders’ equity was the result of recording net income of $10.9 million and an increase in other comprehensive income of $2.6 million. These increases were partially offset by $2.9 million of common stock dividends being paid in the first six months of 2014 and $6.7 million of common stock repurchases.

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

	Three Months Ended June 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$1,551,799	$16,918	4.37%	$1,520,708	$17,064	4.50%
Securities	217,848	2,015	3.79	195,942	1,800	3.82
Interest bearing deposits	168,991	118	0.28	89,116	72	0.32
FHLB stock	13,802	170	4.94	19,964	207	4.16
Total interest-earning assets	1,952,440	19,221	3.96	1,828,730	19,143	4.22
Non-interest-earning assets	213,046			204,977
Total assets	$2,165,486			$2,030,707

Interest-bearing liabilities:
Deposits	$1,407,795	$1,327	0.38%	$1,343,378	$1,511	0.45%
FHLB advances	22,116	133	2.41	14,443	92	2.55
Subordinated debentures	36,132	146	1.62	36,136	150	1.66
Notes payable	51,478	39	0.30	49,728	61	0.49
Total interest-bearing liabilities	1,517,521	1,645	0.43	1,443,985	1,814	0.50
Non-interest bearing deposits	348,303	-		301,099	-
Total including non-interest bearing demand deposits	1,865,824	1,645	0.35	1,745,084	1,814	0.42
Other non-interest-bearing liabilities	23,172			21,330
Total liabilities	1,888,996			1,766,414
Stockholders' equity	276,490			264,293
Total liabilities and stockholders' equity	$2,165,486			$2,030,707
Net interest income; interest rate spread		$17,576	3.53%		$17,329	3.72%
Net interest margin (3)			3.62%			3.82%
Average interest-earning assets to average interest-bearing liabilities			129%			126%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$1,548,351	$33,590	4.37%	$1,510,465	$33,878	4.50%
Securities	210,061	3,947	3.88	196,257	3,594	3.81
Interest bearing deposits	170,829	219	0.26	97,724	130	0.27
FHLB stock	15,552	365	4.73	19,659	426	4.35
Total interest-earning assets	1,944,793	38,121	3.95	1,824,105	38,028	4.18
Non-interest-earning assets	211,134			205,202
Total assets	$2,155,927			$2,029,307

Interest-bearing liabilities:
Deposits	$1,403,873	$2,685	0.39%	$1,350,112	$3,158	0.47%
FHLB advances	22,240	266	2.41	13,616	182	2.68
Subordinated debentures	36,133	292	1.63	36,136	302	1.68
Notes payable	52,033	80	0.31	48,062	121	0.50
Total interest-bearing liabilities	1,514,279	3,323	0.44	1,447,926	3,763	0.52
Non-interest bearing deposits	344,795	-		297,662	-
Total including non-interest bearing demand deposits	1,859,074	3,323	0.36	1,745,588	3,763	0.43
Other non-interest-bearing liabilities	21,735			21,760
Total liabilities	1,880,809			1,767,348
Stockholders' equity	275,118			261,959
Total liabilities and stock- holders' equity	$2,155,927			$2,029,307
Net interest income; interest rate spread		$34,798	3.51%		$34,265	3.66%
Net interest margin (3)			3.62%			3.78%
Average interest-earning assets to average interest-bearing liabilities			128%			126%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended June 30, 2014 and 2013

On a consolidated basis, First Defiance’s net income for the quarter ended June 30, 2014 was $5.7 million compared to net income of $6.1 million for the comparable period in 2013. On a per share basis, basic and diluted earnings per common share for the three months ended June 30, 2014 were $0.59 and $0.57, respectively, compared to basic and diluted earnings per common share of $0.63 and $0.60, respectively, for the quarter ended June 30, 2013.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $17.1 million for the quarter ended June 30, 2014, up from $16.9 million for the same period in 2013. The tax-equivalent net interest margin was 3.62% for the quarter ended June 30, 2014, down from 3.82% for the same period in 2012. The reduction in margin between the 2013 and 2014 second quarters was due to a reduction in interest-earning asset yields, which decreased to 3.96% for the quarter ended June 30, 2014, down 26 basis points from 4.22% for the same period in 2013. This was partially offset by the cost of interest-bearing liabilities between the two periods decreasing 7 basis points to 0.35% in the second quarter of 2014 from 0.42% in the same period in 2013. Operating at a high level of liquidity along with lower loan yields has impacted the net interest margin negatively in the second quarter of 2014. Management continues to analyze and pursue opportunities to maintain its margin, as well as alternatives to minimize the impact of the sustained low rate environment.

Total interest income remained flat at $18.7 million for the quarters ended June 30, 2014 and June 30, 2013. An increase in the investment portfolio was partially offset by a decrease in loan interest income caused by a drop in yields, which declined 13 basis points to 4.37% at June 30, 2014. Interest income from investments increased to $1.6 million for the quarter ended June 30, 2014 compared to $1.4 million for the same period in 2013, while income from loans decreased to $16.9 million for the quarter ended June 30, 2014 compared to $17.0 million for the same period in 2013.

Interest expense decreased by $169,000 in the second quarter of 2014 compared to the same period in 2013, to $1.6 million from $1.8 million. This decrease was due to a 7 basis point decline in the average cost of interest-bearing liabilities in the second quarter of 2014 from the continued low rate environment resulting in slight decreases in rates on all the interest-bearing liability categories. Interest expense related to interest-bearing deposits was $1.3 million in the second quarter of 2014 compared to $1.5 million for the same period in 2013. Interest expense recognized by the Company related to subordinated debentures was $146,000 in the second quarter of 2014 compared to $150,000 for the same period in 2013. Expenses on FHLB advances and securities sold under repurchase agreements were $133,000 and $39,000 respectively in the second quarter of 2014 compared to $92,000 and $61,000 respectively for the same period in 2013.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the estimated probable credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of all commercial loan and commercial real estate loan relationships that exceed $5.0 million of aggregate exposure and all watchlist relationships that exceed $500,000 of aggregate exposure over a twelve month period. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the Company sets aside reserves based on the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $1.4 million at June 30, 2014. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate.

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

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling twelve quarters ending June 30, 2014.

The stratification of the loan portfolio resulted in a quantitative general allowance of $9.4 million at June 30, 2014 compared to $11.2 million at December 31, 2013. The decrease in the quantitative allowance was due to a decrease in the historical loss factors relating to commercial, commercial real estate, and residential loans.

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

The qualitative analysis at June 30, 2014 indicated a general reserve of $13.9 million compared with $12.3 million at December 31, 2013. Management reviewed the overall economic, environmental and risk factors and determined that it was appropriate to increase and/or decrease these sub-factors. The economic factors for commercial, commercial real estate and residential loans were decreased primarily due to the results of three items: a regional and national economy rebounding from a decline in the first quarter, distinct improvement in unemployment rates in the Northwest Ohio and adjoining market counties in Indiana and Michigan both versus the first quarter of 2014 and for the same period in 2013 and no significant indication of continued declines in appraisal values for commercial real estate and other commercial asset collateral in the second quarter of 2014. The environmental factors for commercial and commercial real estate were increased mainly due to the continuous competitive conditions on pricing and terms, implementation of a new business banking initiative and a greater recognition of exposure to asset-based lending. The risk factors for commercial and commercial real estate were increased, even though the overall levels of non-performing assets reflect a continued modest improvement from the first quarter of 2014, these levels remain elevated compared to the Company’s peers. First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.30% for construction loans to 1.64% for nonresidential real estate loans.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the second quarter of 2014 was $446,000, compared to $448,000 for the same period in 2013. The allowance for loan losses was $24.6 million and $25.0 million and represented 1.56% and 1.58% of loans, net of undisbursed loan funds and deferred fees and costs, as of June 30, 2014 and December 31, 2013, respectively. The provision of $446,000 along with charge offs of $1.1 million and recoveries of $544,000, resulted in a decrease to the overall allowance for loan loss of $156,000 in the second quarter of 2014. In management’s opinion, the overall allowance for loan losses of $24.6 million as of June 30, 2014 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended June 30, 2014, First Defiance had write-downs that totaled $73,000 compared to write-downs of $215,000 for the same period in 2013. Management believes that the values recorded at June 30, 2014 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $46.7 million at June 30, 2014, compared to $55.6 million at December 31, 2013.

First Federal’s ratio of allowance for loan losses to non-performing loans was 99.1% at June 30, 2014 compared with 89.6% at December 31, 2013. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at June 30, 2014 were appropriate. Of the total non-accrual loans, $15.5 million or 62.5%, are less than 90 days past due.

At June 30, 2014, First Defiance had total non-performing assets of $30.4 million, compared to $33.7 million at December 31, 2013. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at June 30, 2014 and December 31, 2013 by category were as follows:

Table 1 – Non-Performing Assets

	June 30,	December 31,
	2014	2013
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$2,901	$3,273
Non-residential and multi-family residential real estate	14,807	15,834
Commercial	7,052	8,327
Construction	-	-
Home equity and improvement	103	413
Consumer Finance	-	-
Total non-performing loans	24,863	27,847

Real estate owned	5,554	5,859
Other repossessed assets	-	-
Total repossessed assets	$5,554	5,859

Total Nonperforming assets	$30,417	$33,706

Restructured loans, accruing	$26,975	$27,630

Total nonperforming assets as a percentage of total assets	1.41%	1.58%
Total nonperforming loans as a percentage of total loans*	1.57%	1.76%
Total nonperforming assets as a percentage of total loans plus REO*	1.92%	2.12%
Allowance for loan losses as a percent of total nonperforming assets	80.96%	74.02%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2013 and June 30, 2014 is primarily in non-residential real estate and commercial loans. These balances were $1.0 million and $1.3 million lower at June 30, 2014 compared to December 31, 2013, respectively.

Non-performing loans in the commercial real estate category represented 1.85% of the total loans in that category at June 30, 2014 compared to 1.93% for the same category at December 31, 2013. Non-performing loans in the commercial category represented 1.81% of the total loans in that category at June 30, 2014 compared to 2.14% for the same category at December 31, 2013. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the second quarter of 2014 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the six months ended and as of June 30, 2014, commercial real estate, which represented 49.36% of total loans, offset net charge-offs with a recovery of (75.69%) of total charge-offs and 59.56% of nonaccrual loans, and commercial loans, which represented 24.01% of total loans, accounted for 143.12% of net charge-offs and 28.36% of nonaccrual loans. For the six months ended and as of June 30, 2013, commercial real estate, which represented 51.98% of total loans, accounted for 21.38% of net charge-offs and 69.79% of nonaccrual loans, and commercial loans, which represented 25.1% of total loans, accounted for 29.53% of net charge-offs and 18.81% of nonaccrual loans

Table 2 – Net Charge-offs (Recoveries) and Non-accruals by Loan Type

	For the Six Months Ended June 30, 2014		As of June 30, 2014
	Net Charge-offs	% of Total Net	Nonaccrual	% of Total Non-
	(Recoveries)	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$116	13.30%	$2,901	11.67%
Construction	-	0.00%	-	0.00%
Commercial real estate	(660)	(75.69)%	14,807	59.56%
Commercial	1,248	143.12%	7,052	28.36%
Consumer	(11)	(1.26)%	-	0.00%
Home equity and improvement	179	20.53%	103	0.41%
Total	$872	100.00%	$24,863	100.00%

	For the Six Months Ended June 30, 2013		As of June 30, 2013
	Net
	Charge-offs (Recoveries)	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Non- Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$258	19.63%	$3,065	10.70%
Construction	-	0.00%	-	0.00%
Commercial real estate	281	21.38%	19,994	69.79%
Commercial	388	29.53%	5,390	18.81%
Consumer	6	0.46%	-	0.00%
Home equity and improvement	381	29.00%	201	0.70%
Total	$1,314	100.00%	$28,650	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	2nd 2014	1st 2014	4th 2013	3rd 2013	2nd 2013
	(In Thousands)

Allowance at beginning of period	$24,783	$24,950	$25,964	$26,270	$26,459
Provision for credit losses	446	103	475	476	448
Charge-offs:
Residential	42	228	175	78	184
Commercial real estate	39	228	1,097	829	283
Commercial	973	525	670	39	316
Consumer finance	12	11	7	33	8
Home equity and improvement	80	184	144	170	170
Total charge-offs	1,146	1,176	2,093	1,149	961
Recoveries	544	906	604	367	324
Net charge-offs	602	270	1,489	782	637
Ending allowance	$24,627	$24,783	$24,950	$25,964	$26,270

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,345	12.30%	$2,639	12.38%	$2,847	12.13%	$2,798	12.14%	$3,197	12.47%
Construction	199	6.68%	138	5.15%	134	5.33%	119	3.77%	83	2.63%
Commercial real estate	13,956	49.36%	14,602	50.85%	14,508	50.80%	15,616	51.93%	15,565	51.98%
Commercial	6,199	24.01%	5,610	23.89%	5,678	24.06%	5,546	24.42%	5,474	25.10%
Consumer	148	0.97%	147	1.03%	148	1.05%	162	1.05%	165	1.07%
Home equity and improvement	1,780	6.68%	1,647	6.70%	1,635	6.63%	1,723	6.69%	1,786	6.75%
	$24,627	100.00%	$24,783	100.00%	$24,950	100.00%	$25,964	100.00%	$26,270	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	2nd Qtr 2014	1st Qtr 2014	4th Qtr 2013	3rd Qtr 2013	2nd Qtr 2013
Allowance for loan losses / loans*	1.56%	1.58%	1.58%	1.66%	1.68%
Allowance for loan losses to net charge-offs	4090.86%	9178.89%	1675.62%	3320.20%	4124.02%
Allowance for loan losses / non-performing assets	80.96%	75.55%	74.02%	72.06%	74.64%
Allowance for loan losses / non-performing loans	99.05%	92.56%	89.60%	85.09%	91.69%
Non-performing assets / loans plus REO*	1.92%	2.09%	2.12%	2.30%	2.24%
Non-performing assets / total assets	1.41%	1.52%	1.58%	1.75%	1.70%
Net charge-offs / average loans (annualized)	0.16%	0.07%	0.39%	0.20%	0.17%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income

Total non-interest income decreased $281,000 in the second quarter of 2014 to $7.6 million from $7.9 million for the same period in 2013.

Service Fees. Service fees and other charges remained relatively flat at $2.5 million in the second quarter of 2014 compared to the same period in 2013.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending June 30, 2014 and 2013 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $737,000 and $854,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $12,000 at June 30, 2014, $22,000 at December 31, 2013 and $5,000 at June 30, 2013.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $903,000 to $1.5 million for the second quarter of 2014 compared to $2.4 million for the same period of 2013. The rise in long term rates in 2014 led to a significant decline in mortgage volumes primarily in the refinance activity. Gains realized from the sale of mortgage loans decreased in the second quarter of 2014 to $986,000 from $1.9 million in the second quarter of 2013. The amortization of mortgage servicing rights expense decreased $266,000 to $368,000 in the second quarter of 2014 compared to $634,000 in the same period in 2013 resulting from a slow-down of payoffs driving down amortization expense. The Company recorded a small positive valuation adjustment of $44,000 on mortgage servicing rights in the second quarter of 2014 compared to a positive valuation adjustment of $312,000 in the second quarter of 2013. The positive valuation adjustment in the second quarter of 2014 was driven by a slight increase in the fair values of certain sectors of the Company’s portfolio of mortgage servicing rights. The increase in fair values was driven by a slight increase in market rates in the second quarter of 2014 which was also a contributing factor in the lower amortization of mortgage servicing rights in the second quarter of 2014.

Gain on Sale of Securities. First Defiance sold three Trust Preferred Collateralized Debt Obligation (“CDO”) and two Preferred Stock investments for a net gain of $471,000 in the second quarter of 2014 compared to two investments being sold in the second quarter of 2013 for a net gain of $44,000. As of June 30, 2014, the Company held three CDOs in its investment portfolio with a zero value.

Non-Interest Expense

Non-interest expense increased to $16.4 million for the second quarter of 2014 compared to $15.7 million for the same period in 2013.

Compensation and Benefits. Compensation and benefits increased to $8.7 million for the quarter ended June 30, 2014 from $8.5 million for the same period in 2013. The increase is mainly attributable to merit increases and higher health insurance costs.

Other Non-Interest Expenses. Other non-interest expenses increased by $273,000 to $3.3 million for the quarter ended June 30, 2014 from $3.1 million for the same period in 2013. There is no one significant increase or decrease within the individual categories of other non-interest expense when comparing the second quarter of 2014 to the same period in 2013.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the second quarter of 2014 was 66.16% compared to 62.36% for the same period in 2013.

Income Taxes

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 28.4% for the quarter ended June 30, 2014 compared to 29.3% for the same period in 2013. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Six Months Ended June 30, 2014 and 2013

On a consolidated basis, First Defiance’s net income for the six months ended June 30, 2014 of $10.9 million compared to income of $11.7 million for the comparable period in 2013. On a per share basis, basic and diluted earnings per common share for the six months ended June 30, 2014 were $1.13 and $1.08, respectively, compared to basic and diluted earnings per common share of $1.20 and $1.15, respectively, for the comparable period in 2013.

Net Interest Income

Net interest income was $33.9 million for the six months ended June 30, 2014 compared to $33.4 million for the same period in 2013. For the six month period ended June 30, 2014, total interest income was $37.2 million, flat compared to the same period in 2013.

Interest expense decreased by $440,000 to $3.3 million for the six months ended June 30, 2014 compared to $3.8 million for the same period in 2013. The decline in the average cost of interest-bearing liabilities for the six months ending June 30, 2014, to 0.44%, an 8 basis point decrease from the 0.52% average cost in the first half of 2013 is the result of the continued low rate environment which has resulted in liabilities re-pricing at lower rates.

Provision for Loan Losses

The provision for loan losses was $549,000 for the six months ended June 30, 2014, compared to $873,000 during the six months ended June 30, 2013. Charge-offs for the first half of 2014 were $2.3 million and recoveries of previously charged off loans totaled $1.5 million for net charge-offs of $872,000. By comparison, $2.0 million of charge-offs were recorded in the same period of 2013 and $642,000 of recoveries were realized for net charge-offs of $1.3 million.

Non-Interest Income

Total non-interest income decreased to $14.9 million for the six months ended June 30, 2014 from $16.9 million recognized in the same period of 2013.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $2.5 million to $2.8 million for the six months ended June 30, 2014 from $5.3 million for the same period of 2013. Gains realized from the sale of mortgage loans decreased $2.4 million to $1.6 million for the first half of 2014 from $4.1 million during the same period of 2013. Mortgage loan servicing revenue remained relatively flat at $1.8 million in the first half of 2014 compared to the same period of 2013. The gains realized from the sale of mortgage loans were partially offset by the amortization of mortgage servicing rights in the amount of $660,000 in first half of 2014 down from $1.3 million in the same period of 2013. The Company recorded a small positive valuation adjustment of $37,000 in the first half of 2014 compared to a positive adjustment of $785,000 in the first half of 2013.

Gain on Sale of Securities. First Defiance recorded nets gains of $471,000 from the sale of investments in the first half of 2014 compared to net gains of $97,000 for the same period in 2013.

Non-Interest Expense

Non-interest expenses were $33.0 million for the first six months of 2014, basically level with the same period in 2013.

FDIC Insurance Premiums. FDIC expense decreased to $738,000 in the first six months of 2014, from $931,000 in the same period of 2013. This decrease was due to the improvement in the Company’s risk category.

Data Processing. Data processing expenses increased to $2.8 million in the first six months of 2014, from $2.5 million in the same period of 2013. This increase is primarily due to Company strategic initiatives in implementing new products and alternative delivery channels for new and existing products.

Other Non-Interest Expenses. Other non-interest expenses increased by $330,000 to $7.4 million for the first six months of 2014 from $7.1 million for the same period in 2013. Year-over-year increases between 2014 and 2013 include $786,000 of cost associated with the termination of First Federal’s merger agreement with First Community Bank in the first quarter of 2014. This was partially offset by a decrease in REO costs of $417,000 in the first six months of 2014 compared to the same period in 2013.

The efficiency ratio for the first half of 2014 was 67.01% compared to 64.48% for the same period of 2013.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $11.5 million of cash provided by operating activities during the first six months of 2014. The Company's cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At June 30, 2014, First Federal had $142.0 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $307.7 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $17.8 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of the Comptroller of the Currency. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 2014 (in thousands).

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$248,694	11.93%	$83,416	4.0%	N/A	N/A
First Federal Bank	$237,691	11.41%	$83,302	4.0%	$104,128	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$248,694	14.27%	$69,698	4.0%	N/A	N/A
First Federal Bank	$237,691	13.65%	$69,650	4.0%	$104,474	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$270,510	15.52%	$139,396	8.0%	N/A	N/A
First Federal Bank	$259,492	14.90%	$139,299	8.0%	$174,124	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.09 billion and $2.08 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.74 billion and $1.74 billion for consolidated and the bank, respectively.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first six months of 2014.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, using June 30, 2014 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of June 30, 2014 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the six months ended June 30, 2014 and the year-ended December 31, 2013.

June 30, 2014
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	464,941	41,764	9.87%
+ 300 bp	458,856	35,680	8.43%
+ 200 bp	450,494	27,318	6.46%
+ 100 bp	439,527	16,351	3.86%
0 bp	423,176	–	–
- 100 bp	402,228	(20,948)	(4.95)%

December 31, 2013
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
	(Dollars in Thousands)
+400 bp	474,469	41,679	9.63%
+ 300 bp	467,691	34,901	8.06%
+ 200 bp	458,844	26,054	6.02%
+ 100 bp	447,701	14,911	3.45%
0 bp	432,790	-	-
- 100 bp	413,917	(18,873)	(4.36)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2014, First Defiance discovered that it inadvertently issued approximately 129,466 more shares of the Company’s common stock in connection with its Employee Investment Plan (“EIP”) than were registered on September 1, 2000 on the previously filed Registration Statement on Form S-8 (File No. 333-45142) relating to the EIP. Because the Company sponsors the EIP, it is required to register shares issued through the EIP. On July 2, 2014, the Company filed a new registration statement on Form S-8 (File No. 333-197203) to register future shares issued through the EIP.

The Company has always treated the shares issued through the EIP as outstanding for financial reporting purposes. The Company believes that it has always provided the employee-participants in the EIP with the same information they would have received had the additional shares been registered. Original purchasers of the unregistered EIP shares may have rescission rights with respect to such shares under applicable federal securities laws for up to one year following the date of acquisition of the shares. These rescission rights represent a contingent liability of the Company. In addition, the Company may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these transactions.

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
Beginning Balance, April 1, 2014				339,062
April 1 – April 30, 2014	3,000	26.50	3,000	336,062
May 1 – May 31, 2014	101,247	27.32	101,247	234,815
June 1 – June 30, 2014	64,050	27.95	64,050	170,765
Total	247,269	$27.00	247,269	170,765

(1)	The reported shares were repurchased pursuant to First Defiance’s publicly announced stock repurchase program, which became effective September 30, 2013. Up to 489,000 shares were authorized to be purchased under the program. There is no expiration date for the program.

(2)	The number of shares shown represents, as of the end of each period, the maximum number of shares of common stock that may yet be purchased under publicly announced stock repurchase programs. The shares may be purchased, from time to time, depending on market conditions.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Code of Regulations (1)

Exhibit 3.3	Amendment to Articles of Incorporation (2)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Balance Sheet at June 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Six Months ended June 30, 2014 and 2013 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months ended June 30, 2014 and 2013, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholder’ Equity for the Six Months ended June 30, 2014 and 2013, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date: August 8, 2014	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date: August 8, 2014	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer

-73-