Form 10-Q
period 2014-09-30
FIRST DEFIANCE FINANCIAL CORP
filed 2014-11-07
CIK 946647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Transition Period from __________to__________

Commission file number 0-26850

First Defiance Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1803915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Clinton Street, Defiance, Ohio	43512
(Address of principal executive office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value – 9,343,333 shares outstanding at October 31, 2014.

FIRST DEFIANCE FINANCIAL CORP.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands, except per share data)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents:
Cash and amounts due from depository institutions	$36,654	$36,318
Federal funds sold	60,000	143,000
	96,654	179,318
Securities:
Available-for-sale, carried at fair value	238,367	198,170
Held-to-maturity, carried at amortized cost (fair value $324 and $393 at September 30, 2014 and December 31, 2013, respectively)	323	387
	238,690	198,557
Loans held for sale	5,738	9,120
Loans receivable, net of allowance of $24,567 at September 30, 2014 and $24,950 at December 31, 2013, respectively	1,611,699	1,555,498
Accrued interest receivable	6,903	5,778
Federal Home Loan Bank stock	13,802	19,350
Bank-owned life insurance	46,795	42,715
Premises and equipment	39,988	38,597
Real estate and other assets held for sale	5,326	5,859
Goodwill	61,525	61,525
Core deposit and other intangibles	2,664	3,497
Mortgage servicing rights	9,053	9,106
Deferred taxes	-	565
Other assets	12,242	7,663
Total assets	$2,151,079	$2,137,148

(continued)

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Financial Condition
(UNAUDITED)
(Amounts in Thousands, except per share data)

	September 30, 2014	December 31, 2013
Liabilities and stockholders’ equity
Liabilities:
Deposits	$1,730,645	$1,735,792
Advances from the Federal Home Loan Bank	21,790	22,520
Subordinated debentures	36,083	36,083
Securities sold under repurchase agreements	60,089	51,919
Advance payments by borrowers	1,848	1,519
Deferred taxes	876	-
Other liabilities	21,515	17,168
Total liabilities	1,872,846	1,865,001

Stockholders’ equity:

Preferred stock, $.01 par value per share: 4,963,000 shares authorized; no shares issued	–	–
Common stock, $.01 par value per share: 25,000,000 shares authorized; 12,735,313 and 12,735,313 shares issued and 9,370,506 and 9,719,521 shares outstanding, respectively	127	127
Common stock warrant	878	878
Additional paid-in capital	136,194	136,403
Accumulated other comprehensive income, net of tax of $1,779 and $294, respectively	3,301	545
Retained earnings	195,877	182,290
Treasury stock, at cost, 3,364,807 and 3,015,792 shares respectively	(58,144)	(48,096)
Total stockholders’ equity	278,233	272,147

Total liabilities and stockholders’ equity	$2,151,079	$2,137,148

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Income
(UNAUDITED)
(Amounts in Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest Income
Loans	$17,365	$17,197	$50,894	$51,040
Investment securities:
Taxable	933	667	2,560	2,019
Non-taxable	787	723	2,295	2,180
Interest-bearing deposits	64	44	283	174
FHLB stock dividends	137	205	502	631
Total interest income	19,286	18,836	56,534	56,044
Interest Expense
Deposits	1,304	1,356	3,989	4,514
FHLB advances and other	131	116	397	298
Subordinated debentures	147	150	439	452
Notes payable	41	58	121	178
Total interest expense	1,623	1,680	4,946	5,442
Net interest income	17,663	17,156	51,588	50,602
Provision for loan losses	406	476	955	1,349
Net interest income after provision for loan losses	17,257	16,680	50,633	49,253
Non-interest Income
Service fees and other charges	2,660	2,605	7,492	7,539
Insurance income	2,366	2,225	7,640	7,538
Mortgage banking income	1,545	1,846	4,332	7,119
Gain on sale of non-mortgage loans	40	35	79	52
Gain on sale or call of securities	460	-	931	97
Trust income	315	251	895	695
Income from Bank Owned Life Insurance	1,130	212	1,584	672
Other non-interest income	840	170	1,346	535
Total non-interest income	9,356	7,344	24,299	24,247
Non-interest Expense
Compensation and benefits	9,287	8,718	26,468	25,991
Occupancy	1,613	1,719	4,905	5,022
FDIC insurance premium	350	326	1,088	1,257
Financial institutions tax	515	580	1,524	1,837
Data processing	1,489	1,318	4,333	3,812
Amortization of intangibles	269	296	832	945
Other non-interest expense	3,248	3,143	10,639	10,202
Total non-interest expense	16,771	16,100	49,789	49,066
Income before income taxes	9,842	7,924	25,143	24,434
Federal income taxes	2,773	2,445	7,206	7,286
Net Income	$7,069	$5,479	$17,937	$17,148

Earnings per common share (Note 6)
Basic	$0.75	$0.56	$1.87	$1.76
Diluted	$0.71	$0.54	$1.79	$1.69
Dividends declared per share (Note 5)	$0.15	$0.10	$0.45	$0.30
Average common shares outstanding (Note 6)
Basic	9,445	9,780	9,577	9,763
Diluted	9,903	10,212	10,031	10,160

See accompanying notes

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Comprehensive Income
(UNAUDITED)
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$7,069	$5,479	$17,937	$17,148

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	707	120	5,172	(6,044)
Reclassification adjustment for security gains included in net income(1)	(460)	-	(931)	(97)
Income tax benefit (expense)	(87)	(42)	(1,485)	2,149
Other comprehensive income (loss)	160	78	2,756	(3,992)

Comprehensive income	$7,229	$5,557	$20,693	$13,156

(1) Amounts are included in gains on sale or call of securities on the Consolidated Condensed Statements of Income. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the three months ended September 30, 2014 and 2013 was $138 and $0, respectively. Income tax expense associated with the reclassification adjustments, included in federal income taxes, for the nine months ended September 30, 2014 and 2013 was $279 and $29, respectively.

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
(UNAUDITED)
(Amounts in Thousands, except share data)

				Accumulated
		Common	Additional	Other			Total
	Common	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Warrant	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at January 1, 2014	$127	$878	$136,403	$545	$182,290	$(48,096)	$272,147
Net income	-	-	-	-	17,937	-	17,937
Other comprehensive income	-	-	-	2,756	-	-	2,756
Stock option expense	-	-	60	-	-	-	60
35,450 shares issued under stock option plan with $67 income tax benefit, net of repurchases	-	-	15	-	(46)	569	538
Restricted share activity under Stock Incentive Plans including 13,087 shares issued	-	-	(313)	-	-	212	(101)
2,678 shares issued from direct purchases	-	-	29	-	-	44	73
399,288 shares repurchased	-	-	-	-	-	(10,873)	(10,873)
Common stock dividends declared	-	-	-	-	(4,304)	-	(4,304)
Balance at September 30, 2014	$127	$878	$136,194	$3,301	$195,877	$(58,144)	$278,233

Balance at January 1, 2013	$127	$878	$136,046	$4,274	$164,103	$(47,300)	$258,128
Net income	-	-	-	-	17,148	-	17,148
Other comprehensive loss	-	-	-	(3,992)	-	-	(3,992)
Stock option expense	-	-	35	-	-	-	35
20,707 shares issued under stock option plan with no income tax benefit, net of repurchases	-	-	(21)	-	(97)	390	272
Restricted share activity under Stock Incentive Plans including 31,796 shares issued	-	-	177	-	(45)	500	632
2,768 shares issued from direct purchases	-	-	20	-	-	44	64
Common stock dividends declared	-	-	-	-	(2,928)	-	(2,928)
Balance at September 30, 2013	$127	$878	$136,257	$282	$178,181	$(46,366)	$269,359

FIRST DEFIANCE FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows
(UNAUDITED)
(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net income	$17,937	$17,148
Items not requiring (providing) cash
Provision for loan losses	955	1,349
Depreciation	2,189	2,356
Amortization of mortgage servicing rights, net of impairment recoveries	921	487
Amortization of core deposit and other intangible assets	832	945
Net amortization of premiums and discounts on loans and deposits	422	570
Amortization of premiums and discounts on securities	300	401
Loss on sale or disposals of property, plant and equipment	-	1
Change in deferred taxes	(43)	(27)
Proceeds from the sale of loans held for sale	115,877	271,413
Originations of loans held for sale	(111,940)	(259,616)
Gain from sale of loans	(2,680)	(5,012)
Gain from sale or call of securities	(931)	(97)
(Gain)/loss on sale or write-down of real estate and other assets held for sale	(167)	418
Stock option expense	60	35
Restricted stock expense (benefit)	(101)	632
Income from bank owned life insurance	(1,584)	(672)
Changes in:
Accrued interest receivable	(1,125)	(831)
Other assets	(4,579)	1,221
Other liabilities	3,888	(133)
Net cash provided by (used in) operating activities	20,231	30,588

Investing Activities
Proceeds from maturities of held-to-maturity securities	63	100
Proceeds from maturities, calls and pay-downs of available-for-sale securities	15,293	30,258
Proceeds from sale of real estate and other assets held for sale	2,071	2,696
Proceeds from the sale of available-for-sale securities	14,520	4,027
Proceeds from sale of non-mortgage loans	15,556	11,648
Purchases of available-for-sale securities	(64,678)	(30,746)
Proceeds from Federal Home Loan Bank stock redemption	5,548	1,305
Purchase of bank-owned life insurance	(4,000)	-
Proceeds from cash surrender value of bank-owned life insurance	594	-
Proceeds from bank-owned life insurance death benefit	910	-
Purchases of portfolio mortgage loans	(16,594)	(4,545)
Purchases of premises and equipment, net	(3,580)	(1,760)
Net increase in loans receivable	(56,654)	(50,568)
Net cash provided by (used in) investing activities	(90,951)	(37,585)

Financing Activities
Net decrease in deposits and advance payments by borrowers	(4,818)	(8,699)
Repayment of Federal Home Loan Bank advances	(730)	(35)
Increase in Federal Home Loan Bank short-term advances	-	10,000
Increase (decrease) in securities sold under repurchase agreements	8,170	(880)
Proceeds from exercise of stock options	538	272
Proceeds from treasury stock purchases	73	64
Cash dividends paid on common stock	(4,304)	(2,928)
Cash paid for common stock repurchases	(10,873)	-
Net cash provided by (used in) financing activities	(11,944)	(2,206)
Increase (decrease) in cash and cash equivalents	(82,664)	(9,203)
Cash and cash equivalents at beginning of period	179,318	136,832
Cash and cash equivalents at end of period	$96,654	$127,629

Supplemental cash flow information:
Interest paid	$4,920	$5,427
Income taxes paid	$6,050	$8,300
Transfers from loans to real estate and other assets held for sale	$1,371	$4,827
Transfers from loans held-for-sale to loans	$1,178	$-

See accompanying notes.

FIRST DEFIANCE FINANCIAL CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited at September 30, 2014 and 2013)

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

The accompanying consolidated condensed financial statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Defiance's 2013 Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year.

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

Newly Adopted Accounting Standard

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU 2014-01 applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement should be applied retrospectively for all periods presented, effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company elected to early adopt ASU 2014-01 and such adoption did not have a material impact on the Company’s Consolidated Financial Statements. As of September 30, 2014, the Company had $3.7 million in qualified investments recorded in other assets, $2.2 million in unfunded commitments recorded in other liabilities and $100,000 of tax credits (benefit) recorded in federal income taxes.

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

Available for sale securities - Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities in Level 1 include federal agency preferred stock securities. Securities in Level 2 include U.S. Government agencies, mortgage-backed securities, collateralized mortgage obligations (“CMOs”), real estate mortgage investment conduits (“REMICs”), corporate bonds and municipal securities. The Company classified its pooled trust preferred collateralized debt obligations as Level 1 and Level 3 at December 31, 2013. The portfolio consisted of collateralized debt obligations backed by pools of trust preferred securities issued by financial institutions and insurance companies. The two collateralized debt obligations, which are backed by financial institutions, are allowed under the Volcker Rule and classified as Level 3 based on the lack of observable market data, the Company estimated fair values based on the observable data available and reasonable unobservable market data. The Company estimated fair value based on a discounted cash flow model, which used appropriately adjusted discount rates reflecting credit and liquidity risks.

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

The following table summarizes the financial assets measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Recurring Basis

September 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$-	$973	$-	$973
Mortgage-backed - residential	-	59,311	-	59,311
CMOs	-	81,850	-	81,850
REMICs	-	1,879	-	1,879
Corporate bonds	-	7,015	-	7,015
Obligations of state and political subdivisions	-	87,339	-	87,339
Mortgage banking derivative – asset	-	446	-	446

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Available for sale securities:
Obligations of U.S. Government corporations and agencies	$-	$4,921	$-	$4,921
Mortgage-backed - residential	-	41,292	-	41,292
CMOs	-	59,841	-	59,841
Trust preferred stock	1,654	-	582	2,236
Preferred stock	718	-	-	718
Corporate bonds	-	8,942	-	8,942
Obligations of state and political subdivisions	-	80,220		80,220
Mortgage banking derivative - asset	-	295	-	295

The table below presents a reconciliation and income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2014	$582
Total gains or (losses) (realized/unrealized)
Included in earnings (realized)	(329)
Included in other comprehensive income (presented gross of taxes)	993
Amortization	-
Sales	(1,246)
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2014	$-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, July 1, 2014	$-
Total gains or (losses) (realized/unrealized)
Included in earnings (realized)	-
Included in other comprehensive income (presented gross of taxes)	-
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2014	$-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, January 1, 2013	$1,474
Total gains or (losses) (realized/unrealized)
Included in earnings (realized)	-
Included in other comprehensive income (presented gross of taxes)	416
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2013	$1,890

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
Beginning balance, July 1, 2013	$1,736
Total gains or (losses) (realized/unrealized)
Included in earnings (realized)	-
Included in other comprehensive income (presented gross of taxes)	154
Amortization	-
Sales	-
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2013	$1,890

The following table summarizes the financial assets measured at fair value on a non-recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured on a Non-Recurring Basis

September 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$435	$435
Commercial Loans	-	-	206	206
Multi Family Loans	-	-	286	286
Home Equity Loans	-	-	100	100
CRE Loans	-	-	7,209	7,209
Total impaired loans	-	-	8,236	8,236
Mortgage servicing rights	-	1,131	-	1,131
Real estate held for sale
Residential Loans	-	-	-	-
CRE loans	-	-	551	551
Total real estate held for sale	-	-	551	551

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans
Residential Loans	$-	$-	$259	$259
Multi Family Residential	-	-	338	338
Home Equity Loans	-	-	531	531
CRE Loans	-	-	9,590	9,590
Total impaired loans	-	-	10,718	10,718
Mortgage servicing rights	-	1,370	-	1,370
Real estate held for sale
Residential	-	-	112	112
CRE	-	-	1,278	1,278
Total Real Estate held for sale	-	-	1,390	1,390

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
		(Dollars in Thousands)

Impaired Loans- Applies to all loan classes	$8,236	Appraisals which utilize sales comparison, net income and cost approach	Discounts for collection issues and changes in market conditions	0-10%	10%
Real estate held for sale – Applies to all classes	$551	Appraisals which utilize sales comparison, net income and cost approach	Discounts for changes in market conditions	0-20%	20%

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $8.2 million, with a $19,000 valuation allowance and a fair value of $10.7 million, with no valuation allowance at September 30, 2014 and December 31, 2013, respectively. A provision expense of $1.4 million and $2.9 million for the three and nine months ended September 30, 2014 and a provision expense of $1.3 million and $2.5 million for the three and nine months ended September 30, 2013, respectively, was included in earnings.

Mortgage servicing rights, which are carried at the lower of cost or fair value, had a fair value of $1.1 million with a valuation allowance of $922,000 and a fair value of $1.4 million with a valuation allowance of $1.0 million at September 30, 2014 and December 31, 2013. A recovery of $68,000 and $105,000 for the three and nine months ended September 30, 2014 and recovery of $480,000 for the three months and $1.3 million for the nine months ended September 30, 2013 was included in earnings.

Real estate held for sale is determined using Level 3 inputs which include appraisals and are adjusted for estimated costs to sell. The change in fair value of real estate held for sale was $53,000 and $126,000 for the three and nine months ended September 30, 2014 and $73,000 and $287,000 for the three and nine months ended September 30, 2013, which was recorded directly as an adjustment to current earnings through non-interest expense.

In accordance with FASB ASC Topic 825, the Fair Value Measurements tables are a comparative condensed consolidated statement of financial condition based on carrying amount and estimated fair values of financial instruments as of September 30, 2014 and December 31, 2013. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First Defiance.

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

FHLB advances with maturities greater than 90 days are valued based on discounted cash flow analysis, using interest rates currently being quoted for similar characteristics and maturities resulting in a Level 2 classification. The cost or value of any call or put options is based on the estimated cost to settle the option at September 30, 2014.

		Fair Value Measurements at September 30, 2014 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$96,654	$96,654	$96,654	$-	$-
Investment securities	238,690	238,691	-	238,691	-
Federal Home Loan Bank Stock	13,802	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,617,437	1,621,309	-	6,064	1,615,245
Accrued interest receivable	6,903	6,903	-	1,326	5,577

Financial Liabilities:
Deposits	$1,730,645	$1,731,977	$340,575	$1,391,402	$-
Advances from Federal Home Loan Bank	21,790	22,050	-	22,050	-
Securities sold under repurchase agreements	60,089	60,089	-	60,089	-
Subordinated debentures	36,083	35,280	-	-	35,280

		Fair Value Measurements at December 31, 2013 (In Thousands)
	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$179,318	$179,318	$179,318	$-	$-
Investment securities	198,557	198,563	2,372	195,609	582
Federal Home Loan Bank Stock	19,350	N/A	N/A	N/A	N/A
Loans, net, including loans held for sale	1,564,618	1,568,929	-	9,140	1,559,789
Accrued interest receivable	5,778	5,778	4	696	5,078

Financial Liabilities:
Deposits	$1,735,792	$1,738,216	$348,943	$1,389,273	$-
Advances from Federal Home Loan Bank	22,520	22,713	-	22,713	-
Securities sold under repurchase agreements	51,919	51,919	-	51,919	-
Subordinated debentures	36,083	35,237	-	-	35,237

4.	Stock Compensation Plans

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

As of September 30, 2014, 191,470 options had been granted and remained outstanding at option prices based on the market value of the underlying shares on the date the options were granted. Options granted under all plans vest 20% per year except, for the 2009 grant to the Company’s executive officers, which vested 40% in 2011 and then 20% annually. All options expire ten years from the date of grant. Vested options of retirees expire on the earlier of the scheduled expiration date or three months after the retirement date.

In March 2013, the Company approved a 2013 Short-Term Incentive Plan (“STIP”) and a 2013 Long-Term Incentive Plan (“LTIP”) for selected members of management.

Under the 2013 STIP, the participants may earn up to 25% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The participants are required to be employed on the day of payout in order to receive such payment. The final amount of benefits under the 2013 STIP was determined as of December 31, 2013 and paid out in cash in the first quarter of 2014.

Under the 2013 LTIP, the participants may earn up to 25% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three year period. The Company granted 86,065 RSU’s to the participants in the 2013 LTIP effective January 1, 2013, which represents the maximum target award. The amount of benefit under the 2013 LTIP will be determined individually at the 12 month period ending December 31, 2013, the 24 month period ending December 31, 2014 and the 36 month period ending December 31, 2015. The awards’ vesting will be as follows: 16.7% of the target award after the end of the performance period ending December 31, 2013, 27.8% of the target award at the end of the performance period ending December 31, 2014 and 55.5% of the target award at the end of the performance period ending December 31, 2015. The benefits earned under the 2013 LTIP will be paid out in equity in the first quarter following the close of the applicable performance period. The participants are required to be employed on the day of payout in order to receive such payment. A total of 6,425 RSU’s were issued to the participants in the second quarter of 2014 for the year one performance period ended December 31, 2013.

In March 2014, the Company approved a 2014 STIP and a 2014 LTIP for selected members of management.

Under the 2014 STIP, the participants may earn up to 30% to 45% of their salary for potential payout based on the achievement of certain corporate performance targets during the calendar year. The final amount of benefits under the 2014 STIP will be determined as of December 31, 2014 and will be paid out in cash in the first quarter of 2015. The participants are required to be employed on the day of payout in order to receive such payment.

Under the 2014 LTIP, the participants may earn up to 20% to 45% of their salary for potential payout in the form of equity awards based on the achievement of certain corporate performance targets over a three year period. The Company granted 30,538 RSU’s to the participants in the 2014 LTIP effective January 1, 2014, which represents the maximum target award. The amount of benefit under the 2014 LTIP will be determined individually at the end of the 36 month performance period ending December 31, 2016. The awards will vest 100% of the target award at the end of the performance period ending December 31, 2016. The benefits earned under the 2014 LTIP will be paid out in equity in the first quarter of 2017. The participants are required to be employed on the day of payout in order to receive such payment.

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

The fair value of stock options granted during the nine months ended September 30, 2014 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

Nine Months ended
September 30, 2014
Expected average risk-free rate	1.51%
Expected average life	7.44 years
Expected volatility	44.62%
Expected dividend yield	2.22%

The weighted-average fair value of options granted for the nine months ended September 30, 2014 was $10.79. There were no options granted in the nine months ended September 30, 2013.

Following is activity under the plans during the six months ended September 30, 2014:

Stock options

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding, January 1, 2014	251,020	$20.76
Forfeited or cancelled	(34,600)	26.52
Exercised	(35,450)	16.37
Granted	10,500	26.97
Options outstanding, September 30, 2014	191,470	$20.87	3.15	$1,189
Vested or expected to vest at September 30, 2014	180,970	$20.52	2.79	$1,189
Exercisable at September 30, 2014	180,970	$20.52	2.79	$1,189

As of September 30, 2014, there was $99,000 of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. The cost is expected to be recognized over a weighted-average period of 4.4 years.

At September 30, 2014, 91,812 RSU’s were outstanding. Compensation expense is recognized over the performance period based on the achievements of targets as established under the plan documents. Total expense of $389,000 was recorded during the nine months ended September 30, 2014 compared to an expense of $711,000 for the same period in 2013. There was approximately $565,000 included within other liabilities at September 30, 2014 related to the STIPs and LTIPs.

	Restricted Stock Units		Stock Grants
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
Unvested Shares	Shares	Fair Value	Shares	Fair Value

Unvested at January 1, 2014	106,061	$18.66	-	$-
Granted	30,538	25.77	13,087	21.87
Vested	(7,320)	18.63	(7,320)	18.63
Forfeited	(37,467)	18.71	-	-
Unvested at September 30,2014	91,812	$21.00	5,767	$25.97

The maximum amount of compensation expense that may be recorded for the 2014 STIP and the 2012, 2013 and 2014 LTIPs at September 30, 2014 is approximately $3.8 million. However, the estimated expense expected to be recorded as of September 30, 2014 based on the performance measures in the plans, is $2.0 million, of which $871,000 is unrecognized at September 30, 2014 and will be recognized over the remaining performance periods.

5. Dividends on Common Stock

First Defiance declared and paid a $0.15 per share common stock dividend in each of the first, second and third quarters of 2014 and declared and paid a $0.10 per share common stock dividend in each of the first, second and third quarters of 2013.

6. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (In Thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per common share – Net income	$7,069	$5,479	$17,937	$17,148
Denominator:
Denominator for basic earnings per common share – weighted average common shares, including participating securities	9,445	9,780	9,577	9,763
Effect of warrants	350	337	347	315
Effect of restricted stock units	59	38	56	29
Effect of employee stock options	49	57	51	53

Denominator for diluted earnings per common share share	9,903	10,212	10,031	10,160
Basic earnings per common share	$0.75	$0.56	$1.87	$1.76
Diluted earnings per common share	$0.71	$0.54	$1.79	$1.69

There were 10,500 and 43,000 shares under options granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for the three and nine months ended September 30, 2014, respectively. There were 98,850 and 139,350 shares under option granted to employees excluded from the diluted earnings per common share calculation as they were anti-dilutive for both the three and nine months ended September 30, 2013.

7. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
At September 30, 2014
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$1,000	$-	$(27)	$973
Mortgage-backed securities – residential	58,669	895	(253)	59,311
Collateralized mortgage obligations	81,497	989	(636)	81,850
REMICs	1,875	4	-	1,879
Corporate bonds	6,898	127	(10)	7,015
Obligations of state and political subdivisions	82,794	4,601	(56)	87,339
Totals	$232,733	$6,616	$(982)	$238,367

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$27	$-	$-	$27
FNMA certificates	99	-	-	99
GNMA certificates	42	1	-	43
Obligations of state and political subdivisions	155	-	-	155
Totals	$323	$1	$-	$324

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
At December 31, 2013
Available-for-Sale Securities:
Obligations of U.S. government corporations and agencies	$5,000	$-	$(79)	$4,921
Mortgage-backed securities - residential	41,368	765	(841)	41,292
Collateralized mortgage obligations	59,865	739	(763)	59,841
Trust preferred stock and preferred stock	3,264	683	(993)	2,954
Corporate bonds	8,854	129	(41)	8,942
Obligations of state and political subdivisions	78,426	2,704	(910)	80,220
Total Available-for-Sale	$196,777	$5,020	$(3,627)	$198,170

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In Thousands)
Held-to-Maturity Securities*:
FHLMC certificates	$31	$-	$-	$31
FNMA certificates	120	4	-	124
GNMA certificates	50	2	-	52
Obligations of states and political subdivisions	186	-	-	186
Total Held-to-Maturity	$387	$6	$-	$393

*    FHLMC, FNMA, and GNMA certificates are residential mortgage-backed securities.

The amortized cost and fair value of the investment securities portfolio at September 30, 2014 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”), which are not due at a single maturity date, have not been allocated over the maturity groupings. These securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$1,011	$1,016	$-	$-
Due after one year through five years	7,697	7,979	155	155
Due after five years through ten years	32,980	34,664	-	-
Due after ten years	49,004	51,668	-	-
MBS/CMO	142,041	143,040	168	169
	$232,733	$238,367	$323	$324

Investment securities with a carrying amount of $138.7 million at September 30, 2014 were pledged as collateral on public deposits, securities sold under repurchase agreements, Federal Reserve discount window and FHLB advances.

As of September 30, 2014, the Company’s investment portfolio consisted of 354 securities, 53 of which were in an unrealized loss position.

The following tables summarize First Defiance’s securities that were in an unrealized loss position at September 30, 2014 and December 31, 2013:

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At September 30, 2014
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$-	$-	$973	$(27)	$973	$(27)
Mortgage-backed securities - residential	12,607	(32)	18,213	(221)	30,820	(253)
Collateralized mortgage obligations	16,695	(287)	12,196	(349)	28,891	(636)
Obligations of state and political subdivisions	2,152	(15)	3,283	(41)	5,435	(56)
Corporate bonds	-	-	990	(10)	990	(10)
Total temporarily impaired securities	$31,454	$(334)	$35,655	$(648)	$67,109	$(982)

	Duration of Unrealized Loss Position
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loses
	(In Thousands)
At December 31, 2013
Available-for-sale securities:
Obligations of U.S. government corporations and agencies	$4,921	$(79)	$-	$-	$4,921	$(79)
Mortgage-backed securities - residential	24,846	(841)	-	-	24,846	(841)
Collateralized mortgage obligations	26,530	(763)	-	-	26,530	(763)
Corporate bonds	2,959	(41)	-	-	2,959	(41)
Obligations of state and political subdivisions	19,209	(871)	375	(39)	19,584	(910)
Trust preferred stock and preferred stock	-	-	582	(993)	582	(993)
Total temporarily impaired securities	$78,465	$(2,595)	$957	$(1,032)	$79,422	$(3,627)

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

Realized gains from the sales of investment securities totaled $460,000 ($322,000 after tax) in the third quarter of 2014 while there were no realized gains in the third quarter of 2013. Realized gains from the sales of investment securities totaled $931,000 ($652,000 after tax) for the first nine months of 2014 compared to realized gains of $97,000 ($68,000 after tax) for the first nine months of 2013.

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

For the first nine months of 2014 and 2013, management determined there was no OTTI. The Company held eight Collateralized Debt Obligations (“CDOs”) at December 31, 2013. Two of the eight securities were sold in January 2014 with no gain or loss associated with that transaction and three were sold in June 2014 for a loss of $329,000. The Company holds three CDOs at September 30, 2014 with a zero value.

There was no OTTI recognized in accumulated other comprehensive income (“AOCI”) at September 30, 2014. There was $645,000 recognized in AOCI at December 31, 2013.

The proceeds from the sales and calls of securities and the associated gains are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Proceeds	$10,738	$-	$14,520	$4,027
Gross realized gains	460	-	1,573	97
Gross realized losses	-	-	(642)	-

8. Loans

Loans receivable consist of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
Real Estate:
Secured by 1-4 family residential	$209,135	$195,752
Secured by multi-family residential	166,082	148,952
Secured by commercial real estate	668,361	670,666
Construction	116,809	86,058
	1,160,387	1,101,428
Other Loans:
Commercial	392,465	388,236
Home equity and improvement	111,151	106,930
Consumer Finance	16,616	16,902
	520,232	512,068
Total loans	1,680,619	1,613,496
Deduct:
Undisbursed loan funds	(43,548)	(32,290)
Net deferred loan origination fees and costs	(805)	(758)
Allowance for loan loss	(24,567)	(24,950)
Totals	$1,611,699	$1,555,498

Loan segments have been identified by evaluating the portfolio based on collateral and credit risk characteristics.

The following table discloses allowance for loan loss activity for the quarter ended September 30, 2014 and September 30, 2013 by portfolio segment and impairment method (In Thousands):

Quarter Ended September 30, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$2,345	$2,480	$11,476	$199	$6,199	$1,780	$148	$24,627
Charge-Offs	(95)	-	(246)	-	(1,272)	(42)	(16)	(1,671)
Recoveries	13	2	978	-	109	87	16	1,205
Provisions	161	99	(1,121)	15	1,384	(134)	2	406
Ending Allowance	$2,424	$2,581	$11,087	$214	$6,420	$1,691	$150	$24,567

Quarter Ended September 30, 2013	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer Finance	Total
Beginning Allowance	$3,197	$2,425	$13,140	$83	$5,474	$1,786	$165	$26,270
Charge-Offs	(78)	-	(829)	-	(39)	(170)	(33)	(1,149)
Recoveries	23	-	248	-	68	9	19	367
Provisions	(344)	107	525	36	43	98	11	476
Ending Allowance	$2,798	$2,532	$13,084	$119	$5,546	$1,723	$162	$25,964

The following table discloses allowance for loan loss activity for the year-to-date ended September 30, 2014 and September 30, 2013 by portfolio segment and impairment method (In Thousands):

Year-to-date Ended September 30, 2014	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$2,847	$2,508	$12,000	$134	$5,678	$1,635	$148	$24,950
Charge-Offs	(364)	-	(514)	-	(2,770)	(306)	(39)	(3,993)
Recoveries	167	7	1,901	-	358	172	50	2,655
Provisions	(226)	66	(2,300)	80	3,154	190	(9)	955
Ending Allowance	$2,424	$2,581	$11,087	$214	$6,420	$1,691	$150	$24,567

Year-to-date Ended September 30, 2013	1-4 Family Residential Real Estate	Multi- Family Residential Real Estate	Commercial Real Estate	Construction	Commercial	Home Equity and Improvement	Consumer	Total
Beginning Allowance	$3,506	$2,197	$12,702	$75	$6,325	$1,759	$147	$26,711
Charge-Offs	(468)	(6)	(1,372)	-	(560)	(612)	(87)	(3,105)
Recoveries	155	-	516	-	201	70	67	1,009
Provisions	(395)	341	1,238	44	(420)	506	35	1,349
Ending Allowance	$2,798	$2,532	$13,084	$119	$5,546	$1,723	$162	$25,964

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014: (In Thousands)

	1-4 Family	Multi- Family
	Residential	Residential	Commercial			Home Equity	Consumer
	Real Estate	Real Estate	Real Estate	Construction	Commercial	& Improvement	Finance	Total
Allowance for loan losses:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$220	$-	$1,142	$-	$36	$24	$-	$1,422

Collectively evaluated for impairment	2,204	2,581	9,945	214	6,384	1,667	150	23,145

Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Total ending allowance balance	$2,424	$2,581	$11,087	$214	$6,420	$1,691	$150	$24,567

Loans:

Loans individually evaluated for impairment	$9,760	$338	$28,160	$262	$6,010	$2,242	$44	$46,816

Loans collectively evaluated for impairment	199,789	165,903	642,180	72,944	387,827	109,357	16,558	1,594,558

Loans acquired with deteriorated credit quality	1	-	169	-	23	-	-	193

Total ending loans balance	$209,550	$166,241	$670,509	$73,206	$393,860	$111,599	$16,602	$1,641,567

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

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,242	$84	$87	$6,235	$250	$245
Residential Non Owner Occupied	3,537	31	31	3,778	101	102
Total Residential Real Estate	9,779	115	118	10,013	351	347
Construction	261	4	4	261	10	13
Multi-Family	349	1	1	368	3	3
CRE Owner Occupied	8,238	35	29	9,014	108	97
CRE Non Owner Occupied	18,144	200	201	18,656	605	609
Agriculture Land	536	3	2	635	11	7
Other CRE	2,576	5	5	2,075	15	16
Total Commercial Real Estate	29,494	243	237	30,381	739	729
Commercial Working Capital	3,111	9	9	3,107	20	20
Commercial Other	4,325	4	3	4,612	8	6
Total Commercial	7,436	13	12	7,719	28	26
Home Equity and Home Improvement	2,185	25	24	2,240	75	74
Consumer	47	1	1	52	3	3
Total Impaired Loans	$49,551	$402	$397	$51,034	$1,209	$1,195

The following table presents the average balance, interest income recognized and cash basis income recognized on impaired loans by class of loans: (In Thousands)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Average Balance	Interest Income Recognized	Cash Basis Income Recognized	Average Balance	Interest Income Recognized	Cash Basis Income Recognized
Residential Owner Occupied	$6,463	$88	$89	$6,705	$268	$266
Residential Non Owner Occupied	4,261	42	43	4,465	116	117
Total Residential Real Estate	10,724	130	132	11,170	384	383
Construction	261	4	5	142	6	6
Multi-Family	1,078	9	9	1,261	20	21
CRE Owner Occupied	14,339	121	127	14,520	304	302
CRE Non Owner Occupied	23,254	237	264	23,786	675	687
Agriculture Land	674	4	2	800	21	13
Other CRE	3,226	14	14	4,297	28	24
Total Commercial Real Estate	41,493	376	407	43,403	1,028	1,026
Commercial Working Capital	3,058	13	14	2,273	33	37
Commercial Other	5,918	14	15	6,449	64	58
Total Commercial	8,976	27	29	8,722	97	95
Home Equity and Home Improvement	2,596	29	29	2,684	95	91
Consumer	76	1	2	90	5	5
Total Impaired Loans	$65,204	$576	$613	$67,472	$1,635	$1,627

The following table presents loans individually evaluated for impairment by class of loans: (In Thousands)

	September 30, 2014			December 31, 2013
	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Residential Owner Occupied	$4,250	$4,150	$-	$4,744	$4,729	$-
Residential Non Owner Occupied	3,169	3,070	-	4,844	4,329	-
Total 1-4 Family Residential Real Estate	7,419	7,220	-	9,588	9,058	-
Multi-Family Residential Real Estate	488	338	-	989	840	-
CRE Owner Occupied	7,446	5,088	-	11,105	8,376	-
CRE Non Owner Occupied	4,619	3,934	-	9,399	7,740	-
Agriculture Land	476	457	-	629	488	-
Other CRE	3,003	2,458	-	3,274	2,452	-
Total Commercial Real Estate	15,544	11,937	-	24,407	19,056	-
Construction	261	262	-	300	263	-
Commercial Working Capital	3,476	1,496	-	3,147	3,146	-
Commercial Other	4,596	3,605	-	6,063	5,415	-
Total Commercial	8,072	5,101	-	9,210	8,561	-
Home Equity and Home Improvement	2,144	2,093	-	1,985	1,992	-
Consumer Finance	44	44	-	53	53	-
Total loans with no allowance recorded	$33,972	$26,995	$-	$46,532	$39,823	$-

With an allowance recorded:
Residential Owner Occupied	$2,065	$2,068	$211	$1,100	$1,103	$218
Residential Non Owner Occupied	470	472	9	84	84	2
Total 1-4 Family Residential Real Estate	2,535	2,540	220	1,184	1,187	220
Multi-Family Residential Real Estate	-	-	-	-	-	-
CRE Owner Occupied	2,997	2,423	144	3,212	2,765	166
CRE Non Owner Occupied	13,749	13,610	994	12,756	12,803	946
Agriculture Land	75	79	1	195	197	7
Other CRE	139	111	3	82	53	2
Total Commercial Real Estate	16,960	16,223	1,142	16,245	15,818	1,121
Construction	-	-	-	-	-	-
Commercial Working Capital	652	654	21	-	-	-
Commercial Other	253	255	15	176	176	6
Total Commercial	905	909	36	176	176	6
Home Equity and Home Improvement	148	149	24	436	437	45
Consumer Finance	-	-	-	-	-	-
Total loans with an allowance recorded	$20,548	$19,821	$1,422	$18,041	$17,618	$1,392

*Presented gross of charge-offs

The following table presents the aggregate amounts of non-performing assets, comprised of non-performing loans and real estate owned on the dates indicated:

	September 30, 2014	December 31, 2013
	(In Thousands)
Non-accrual loans	$22,525	$27,847
Loans over 90 days past due and still accruing	-	-
Total non-performing loans	22,525	27,847
Real estate and other assets held for sale	5,326	5,859
Total non-performing assets	$27,851	$33,706

The following table presents the aging of the recorded investment in past due and non accrual loans as of September 30, 2014 by class of loans: (In Thousands)

	Current	30-59 days	60-89 days	90+ days	Total Past Due	Total Non Accrual

Residential Owner Occupied	$143,791	$28	$696	$753	$1,477	$1,217
Residential Non Owner Occupied	63,380	-	54	848	902	1,836

Total 1-4 Family Residential Real Estate	207,171	28	750	1,601	2,379	3,053

Multi-Family Residential Real Estate	166,241	-	-	-	-	407

CRE Owner Occupied	300,079	1171	887	1,895	3,953	5,963
CRE Non Owner Occupied	237,839	77	28	1,866	1,971	4,096
Agriculture Land	85,304	82	118	482	682	977
Other Commercial Real Estate	40,353	69	-	259	328	2,432

Total Commercial Real Estate	663,575	1,399	1,033	4,502	6,934	13,468

Construction	73,206	-	-	-	-	-

Commercial Working Capital	140,229	-	164	1,143	1,307	1,480
Commercial Other	247,775	1,122	17	3,410	4,549	4,056

Total Commercial	388,004	1,122	181	4,553	5,856	5,536

Consumer Finance	16,509	83	10	-	93	-
Home Equity/Home Improvement	110,376	1,035	119	69	1,223	69

Total Loans	$1,625,082	$3,667	$2,093	$10,725	$16,485	$22,533

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

Troubled Debt Restructurings

As of September 30, 2014 and December 31, 2013, the Company had a recorded investment in troubled debt restructurings (“TDRs”) of $32.0 million and $33.4 million, respectively. The Company allocated $1.2 million of specific reserves to those loans at each of September 30, 2014 and December 31, 2013, and committed to lend additional amounts totaling up to $68,000 and $300,000 at September 30, 2014 and December 31, 2013, respectively.

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

Of the loans modified in a TDR as of September 30, 2014, $5.5 million are on non-accrual status and partial charge-offs have in some cases been taken against the outstanding balance. Loans modified as a TDR may have the financial effect of increasing the allowance associated with the loan. If the loan is determined to be collateral dependent, the estimated fair value of the collateral, less any selling costs is used to determine if there is a need for a specific allowance or charge-off. If the loan is determined to be cash flow dependent, the allowance is measured based on the present value of expected future cash flows discounted at the loan’s pre-modification effective interest rate.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ending September 30, 2014 and September 30, 2013:

	Loans Modified as a TDR for the Three Months Ended September 30, 2014 ($ In Thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2014 ($ In Thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)
Residential Owner Occupied	2	$308	17	$1,680
Residential Non Owner Occupied	2	361	2	361
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	1	135	2	493
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial working capital or other	2	24	13	1,700
Home Equity / Improvement	5	234	12	401
Consumer Finance	1	3	3	22
Total	13	$1,065	49	$4,657

The loans described above increased the allowance for loan loss by $60,000 in the three month period ending September 30, 2014 and increased the allowance for loan loss by $55,000 in the nine month period ending September 30, 2014.

	Loans Modified as a TDR for the Three Months Ended September 30, 2013 ($ In Thousands)		Loans Modified as a TDR for the Nine Months Ended September 30, 2013 ($ In Thousands)
Troubled Debt Restructurings	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	0	$-	8	$746
Residential Non Owner Occupied	5	206	6	393
CRE Owner Occupied	1	47	5	802
CRE Non Owner Occupied	0	-	1	1,361
Agriculture Land	0	-	1	214
Other CRE	0	-	1	31
Commercial working capital or other	5	941	6	988
Home Equity / Improvement	4	66	13	536
Consumer Finance	0	-	2	13
Total	15	$1,260	43	$5,084

The loans described above decreased the ALLL by $15,000 in the three month period ending September 30, 2013 and increased the ALLL by $359,000 in the nine month period ending September 30, 2013.

Of the 2014 modifications, 14 were made TDRs due to the fact that the borrower has filed bankruptcy, 4 were made TDRs due to a rate reduction, 1 was made a TDR due to an interest only period, 8 were made TDRs due to extending the amortization, 2 were made TDRs due to a reduction in the payment, 6 were made TDRs due to advancing or renewing funds to a watchlist credit, 2 were made to term out lines of credit, 2 were made to extend the maturity of existing loans, and 10 were made TDRs to refinance current debt for payment relief.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the three and nine month period ending September 30, 2014 and September 30, 2013:

	Three Months Ended September 30, 2014 ($ In Thousands)		Nine Months Ended September 30, 2014 ($ In Thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	1	$80	1	$80
Residential Non Owner Occupied	0	0	1	182
CRE Owner Occupied	4	146	4	146
CRE Non Owner Occupied	0	-	0	-
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial working capital or other	4	1,269	4	1,269
Home Equity / Improvement	0	-	0	-
Consumer Finance	0	-	0	-
Total	9	$1,495	10	$1,677

The TDRs that subsequently defaulted described above decreased the allowance for loan losses by $15,000 for the three and nine month periods ended September 30, 2014.

A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days contractually past due under the modified terms.

	Three Months Ended September 30, 2013 ($ In Thousands)		Nine Months Ended September 30, 2013 ($ In Thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Loans	Recorded Investment (as of period end)	Number of Loans	Recorded Investment (as of period end)

Residential Owner Occupied	4	$339	5	$432
Residential Non Owner Occupied	1	78	1	78
CRE Owner Occupied	0	-	0	-
CRE Non Owner Occupied	0	-	1	212
Agriculture Land	0	-	0	-
Other CRE	0	-	0	-
Commercial / Industrial	2	178	2	178
Home Equity / Improvement	2	38	2	38
Consumer Finance	0	-	0	-
Total	9	$633	11	$938

The TDRs that subsequently defaulted described above did not have an impact on the allowance for loan losses for the three month period ended September 30, 2013, and decreased the allowance for loan losses by $11,000 for the nine month period ended September 30, 2013.

The terms of certain other loans were modified during the period ending September 30, 2014 that did not meet the definition of a TDR. The modification of these loans involved a modification of the terms of a loan to borrowers who were not experiencing financial difficulties. A total of 43 loans were modified under this definition during the three month period ended September 30, 2014 and a total of 118 loans were modified under this definition during the nine month period ended September 30, 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total

1-4 Family Owner Occupied	$4,126	$133	$2,075	$461	$138,454	$145,249
1-4 Family Non Owner Occupied	52,141	1,938	4,924	-	5,298	64,301

Total 1-4 Family Real Estate	56,267	2,071	6,999	461	143,752	209,550

Multi-Family Residential Real Estate	163,984	226	1,105	-	926	166,241

CRE Owner Occupied	272,820	21,464	8,442	-	1,306	304,032
CRE Non Owner Occupied	216,228	8,428	15,122	-	32	239,810
Agriculture Land	83,008	1,886	1,092	-	-	85,986
Other CRE	36,525	9	3,545	-	602	40,681

Total Commercial Real Estate	608,581	31,787	28,201	-	1,940	670,509

Construction	62,030	-	262	-	10,914	73,206

Commercial Working Capital	133,633	6,068	1,837	-	-	141,538
Commercial Other	238,601	8,609	5,112	-	-	252,322

Total Commercial	372,234	14,677	6,949	-	-	393,860

Home Equity and Home Improvement	-	-	1,154	69	110,376	111,599
Consumer Finance	-	-	67	-	16,535	16,602

Total Loans	$1,263,096	$48,761	$44,737	$530	$284,443	$1,641,567

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (In Thousands):

Class	Pass	Special Mention	Substandard	Doubtful	Not Graded	Total
1-4 Family Owner Occupied	$4,287	$18	$3,515	$-	$121,765	$129,585
1-4 Family Non Owner Occupied	51,660	2,894	5,699	-	6,359	66,612

Total 1-4 Family Real Estate	55,947	2,912	9,214	-	128,124	196,197

Multi-Family Residential Real Estate	145,407	875	1,888	-	964	149,134

CRE Owner Occupied	291,770	10,584	11,665	-	1,734	315,753
CRE Non Owner Occupied	200,790	10,254	17,185	-	91	228,320
Agriculture Land	80,418	578	1,051	-	-	82,047
Other CRE	40,676	2,074	3,104	-	731	46,585

Total Commercial Real Estate	613,654	23,490	33,005	-	2,556	672,705

Construction	43,465	-	263	-	10,002	53,730

Commercial Working Capital	148,703	3,429	3,660	-	-	155,792
Commercial Other	219,790	6,994	6,899	-	-	233,683

Total Commercial	368,493	10,423	10,559	-	-	389,475

Home Equity and Home Improvement	-	-	755	45	106,587	107,387
Consumer Finance	-	-	31	-	16,860	16,891

Total Loans	$1,226,966	$37,700	$55,715	$45	$265,093	$1,585,519

9.	Mortgage Banking

Net revenues from the sales and servicing of mortgage loans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Gain from sale of mortgage loans	$973	$894	$2,601	$4,960
Mortgage loans servicing revenue (expense):
Mortgage loans servicing revenue	870	901	2,652	2,646
Amortization of mortgage servicing rights	(366)	(429)	(1,026)	(1,752)
Mortgage servicing rights valuation adjustments	68	480	105	1,265
	572	952	1,731	2,159

Net revenue from sale and servicing of mortgage loans	$1,545	$1,846	$4,332	$7,119

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.4 billion at September 30, 2014 and December 31, 2013.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Mortgage servicing assets:
Balance at beginning of period	$9,993	$10,234	$10,133	$10,121
Loans sold, servicing retained	348	400	868	1,836
Amortization	(366)	(429)	(1,026)	(1,752)
Carrying value before valuation allowance at end of period	9,975	10,205	9,975	10,205

Valuation allowance:
Balance at beginning of period	(990)	(1,503)	(1,027)	(2,288)
Impairment recovery (charges)	68	480	105	1,265
Balance at end of period	(922)	(1,023)	(922)	(1,023)
Net carrying value of MSRs at end of period	$9,053	$9,182	$9,053	$9,182
Fair value of MSRs at end of period	$9,933	$9,868	$9,933	$9,868

Amortization of mortgage servicing rights is computed based on payments and payoffs of the related mortgage loans serviced. Estimates of future amortization expense are not easily estimable.

The Company established an accrual for estimated secondary market buy-back losses beginning in 2014. An accrual for secondary market buy-backs was established in 2014 totaling $276,000 for the first nine months of 2014 which was partially offset by reversing $67,000 of accrued expenses in the first quarter of 2014 related to the Freddie Mac post-foreclosure review that began in the third quarter of 2013 and was reversed in 2014 with no losses resulting. This resulted in secondary market buy-back expense of $209,000 for the first nine months of 2014 compared to $547,000 of expense for the same period in 2013.

An accrual for estimated secondary market buy-back losses of $399,000 was established in the third quarter of 2013. These losses were accrued and expensed as of September 30, 2013 based on an estimated exposure to repurchase requests resulting from notifications received about Freddie Mac’s review process during the third quarter of 2013.

An accrual reversal of $498,000 was recorded in the third quarter of 2013 as a result of Fannie Mae completing its post-foreclosure review process that began in the first quarter of 2013. The original accrual of these estimated losses was established in the first quarter of 2013. The secondary market buy-back expense was $92,000 for the third quarter of 2014 compared to a recovery of $95,000 for the same period in 2013.

10.	Deposits

A summary of deposit balances is as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Non-interest-bearing checking accounts	$340,575	$348,943
Interest-bearing checking and money market accounts	739,292	715,939
Savings accounts	197,464	185,121
Retail certificates of deposit less than $100,000	289,326	313,335
Retail certificates of deposit greater than $100,000	163,988	172,454
Total	$1,730,645	$1,735,792

11.	Borrowings

First Defiance’s debt, FHLB advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
FHLB Advances:
Putable advances	12,000	$12,000
Amortizable mortgage advances	9,790	10,520
Total	$21,790	$22,520

Junior subordinated debentures owed to unconsolidated subsidiary trusts	$36,083	$36,083

The putable advances can be put back to the Company at the option of the FHLB on a quarterly basis. At September 30, 2014, $12.0 million of the putable advances with a weighted average rate of 2.72% were not yet callable by the FHLB. The call dates for these advances range from October 14, 2014 to December 12, 2014 and the maturity dates range from January 14, 2015 to March 12, 2018. Putable advances are callable at the option of the FHLB on a quarterly basis.

In March 2007, the Company sponsored an affiliated trust, First Defiance Statutory Trust II (“Trust Affiliate II”) that issued $15 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with this transaction, the Company issued $15.5 million of Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) to Trust Affiliate II. The Company formed Trust Affiliate II for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Subordinated Debentures held by Trust Affiliate II are the sole assets of Trust Affiliate II. The Company is not considered the primary beneficiary of Trust Affiliate II (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate II are payable quarterly at a fixed rate equal to 6.441% for the first five years and a floating interest rate based on three-month LIBOR plus 1.5%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate II was 1.74% as of September 30, 2014 and 1.75% as of December 31, 2013.

The Company also sponsored an affiliated trust, First Defiance Statutory Trust I (“Trust Affiliate I”), that issued $20 million of Trust Preferred Securities in 2005. In connection with this transaction, the Company issued $20.6 million of Subordinated Debentures to Trust Affiliate I. Trust Affiliate I was formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Subordinated Debentures of the Company. The Junior Debentures held by Trust Affiliate I are the sole assets of Trust Affiliate I. The Company is not considered the primary beneficiary of Trust Affiliate I (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Distributions on the Trust Preferred Securities issued by Trust Affiliate I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.38%. The Coupon rate payable on the Trust Preferred Securities issued by Trust Affiliate I was 1.62% and 1.63% on September 30, 2014 and December 31, 2013, respectively.

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

The Company’s maximum obligation to extend credit for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding as of the periods stated below were as follows (In Thousands):

	September 30, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$34,123	$77,345	$57,914	$59,632
Unused lines of credit	13,536	284,989	18,048	257,939
Standby letters of credit	-	17,755	-	17,680
Total	$47,659	$380,089	$75,962	$335,251

Commitments to make loans are generally made for periods of 60 days or less.

In addition to the above commitments, First Defiance had commitments to sell $18.3 million and $12.1 million of loans to Freddie Mac, Fannie Mae, Federal Home Loan Bank of Cincinnati or BB&T Mortgage at September 30, 2014 and December 31, 2013, respectively.

13.	Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Indiana. The Company is no longer subject to examination by taxing authorities for years before 2010. The Company currently operates primarily in the states of Ohio and Michigan, which tax financial institutions based on their equity rather than their income.

14.	Derivative Financial Instruments

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. First Federal had approximately $12.8 million and $7.5 million of interest rate lock commitments at September 30, 2014 and December 31, 2013, respectively. There were $18.3 million and $12.1 million of forward commitments for the future delivery of residential mortgage loans at September 30, 2014 and December 31, 2013, respectively.

The fair value of these mortgage banking derivatives are reflected by a derivative asset. The table below provides data about the carrying values of these derivative instruments:

	September 30, 2014			December 31, 2013
	Assets	(Liabilities)		Assets	(Liabilities)
			Derivative			Derivative
	Carrying	Carrying	Net Carrying	Carrying	Carrying	Net Carrying
	Value	Value	Value	Value	Value	Value
(In Thousands)
Derivatives not designated as hedging instruments
Mortgage Banking Derivatives	$446	$-	$446	$295	$-	$295

The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Derivatives not designated as hedging instruments

Mortgage Banking Derivatives – Gain (Loss)	$(27)	$(315)	$151	$(555)

The above amounts are included in mortgage banking income with gain on sale of mortgage loans. During the second quarter of 2014, management determined that a group of loans, previously classified as held for sale, were no longer sellable and transferred such loans back into the portfolio. As a result, a $5,000 loss related to a fair value adjustment on those loans was recorded in the second quarter of 2014.

15.	Other Comprehensive Income (Loss)

The before and after tax amounts allocated to each component of other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities available for sale are included in gains on sale or call of securities in the accompanying consolidated condensed statements of income.

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended September 30, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$707	$225	$482
Reclassification adjustment for net gains included in net income	(460)	(138)	(322)
Total other comprehensive loss	$247	$87	$160

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Nine months ended September 30, 2014:
Securities available for sale and transferred securities:
Change in net unrealized gain (loss) during the period	$5,172	$1,764	$3,408
Reclassification adjustment for net gains included in net income	(931)	(279)	(652)
Total other comprehensive loss	$4,241	$1,485	$2,756

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Three months ended September 30, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$120	$42	$78
Reclassification adjustment for net gains included in net income	-	-	-
Total other comprehensive loss	$120	$42	$78

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Nine months ended September 30, 2013:
Securities available for sale and transferred securities:
Change in net unrealized gain/loss during the period	$(6,044)	$(2,120)	$(3,924)
Reclassification adjustment for net gains included in net income	(97)	(29)	(68)
Total other comprehensive loss	$(6,141)	$(2,149)	$(3,992)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

			Accumulated
	Securities	Post-	Other
	Available	retirement	Comprehensive
	For Sale	Benefit	Income
Balance January 1, 2014	$906	$(361)	$545
Other comprehensive income before reclassifications	3,408	-	3,408
Amounts reclassified from accumulated other comprehensive income	(652)	-	(652)

Net other comprehensive income during period	2,756	-	2,756

Balance September 30, 2014	$3,662	$(361)	$3,301

Balance January 1, 2013	$4,851	$(577)	$4,274
Other comprehensive loss before reclassifications	(3,924)	-	(3,924)
Amounts reclassified from accumulated other comprehensive loss	(68)	-	(68)

Net other comprehensive loss during period	(3,992)	-	(3,992)

Balance September 30, 2013	$859	$(577)	$282

16. Subsequent Event

On October 20, 2014, the Board of Directors authorized a new share repurchase program of up to 5%, or approximately 469,000 shares, of the common stock outstanding. Repurchases will be made periodically depending on market conditions and other factors. The repurchased shares will be held as treasury stock and will be available for general corporate purposes, including employee stock option plans. The exact number of shares to be repurchased by the company is not guaranteed. Purchases under the First Defiance Financial Corp. stock repurchase program may be made periodically, in the open market, through block trades and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Commission or otherwise, and also in privately negotiated transactions. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or periodically without prior notice.

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

Securities are classified as held-to-maturity when First Defiance has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $323,000 at September 30, 2014. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $238.4 million at September 30, 2014. The available-for-sale portfolio consists of obligations of U.S. Government corporations and agencies ($1.0 million), certain municipal obligations ($87.3 million), CMOs ($81.9 million), REMICs ($1.9 million), corporate bonds ($7.0 million), and mortgage backed securities ($59.3 million).

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

Changes in Financial Condition

At September 30, 2014, First Defiance's total assets, deposits and stockholders' equity amounted to $2.15 billion, $1.73 billion and $278.2 million, respectively, compared to $2.14 billion, $1.74 billion and $272.1 million, respectively, at December 31, 2013.

Net loans receivable (excluding loans held for sale) increased $56.2 million to $1.61 billion. The variance in loans receivable between September 30, 2014 and December 31, 2013 includes increases in home equity and improvement loans (up $4.2 million), one to four family residential real estate loans (up $13.4 million), construction loans, net of undisbursed loan funds (up $19.5 million), commercial loans (up $4.2 million) and commercial real estate loans (up $14.8 million) while consumer finance loans slightly decreased by $286,000.

The investment securities portfolio increased $40.1 million to $238.7 million at September 30, 2014 from $198.6 million at December 31, 2013. The increase is the result of $64.7 million of securities being purchased during the first nine months of 2014, somewhat offset by $2.4 million of securities maturing or being called in the period, principal pay downs of $12.9 million in CMOs and mortgage-backed securities, and $14.5 million from nineteen securities being sold. There was an unrealized gain in the investment portfolio of $5.6 million at September 30, 2014 compared to an unrealized gain of $1.4 million at December 31, 2013.

Deposits decreased from $1.736 billion at December 31, 2013 to $1.731 billion at September 30, 2014. Non-interest bearing demand deposits decreased $8.4 million to $340.6 million and retail time deposits accounts decreased $32.5 million to $453.3 million. These decreases were mostly offset by an increase in interest-bearing demand deposits and money market accounts of $23.4 million to $739.3 million and an increase in savings accounts of $12.3 million to $197.5 million.

Stockholders’ equity increased from $272.1 million at December 31, 2013 to $278.2 million at September 30, 2014. The increase in stockholders’ equity was the result of recording net income of $17.9 million and an increase in other comprehensive income of $2.8 million. These increases were partially offset by $4.3 million of common stock dividends being paid in the first nine months of 2014 and $10.9 million of common stock repurchases.

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

	Three Months Ended September 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$1,586,652	$17,406	4.35%	$1,548,718	$17,214	4.41%
Securities	235,459	2,144	3.70	184,413	1,779	3.83
Interest bearing deposits	98,738	64	0.26	64,142	44	0.27
FHLB stock	13,802	137	3.94	19,353	205	4.20
Total interest-earning assets	1,934,651	19,751	4.06	1,816,626	19,242	4.20
Non-interest-earning assets	218,575			209,651
Total assets	$2,153,226			$2,026,277

Interest-bearing liabilities:
Deposits	$1,396,698	$1,304	0.37%	$1,330,467	$1,356	0.40%
FHLB advances	21,872	131	2.38	21,003	116	2.19
Subordinated debentures	36,129	147	1.61	36,130	150	1.65
Notes payable	56,776	41	0.29	52,005	58	0.44
Total interest-bearing liabilities	1,511,475	1,623	0.43	1,439,605	1,680	0.46
Non-interest bearing deposits	341,796	-		302,245	-
Total including non-interest bearing demand deposits	1,853,271	1,623	0.35	1,741,850	1,680	0.38
Other non-interest-bearing liabilities	22,987			18,939
Total liabilities	1,876,258			1,760,789
Stockholders' equity	276,968			265,488
Total liabilities and stock- holders' equity	$2,153,226			$2,026,277
Net interest income; interest rate spread		$18,128	3.63%		$17,562	3.74%
Net interest margin (3)			3.73%			3.84%
Average interest-earning assets to average interest-bearing liabilities			128%			126%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Interest-earning assets:
Loans receivable	$1,561,118	$50,996	4.37%	$1,523,216	$51,092	4.48%
Securities	218,527	6,091	3.83	192,309	5,373	3.74
Interest bearing deposits	146,798	283	0.26	85,483	174	0.27
FHLB stock	14,969	502	4.48	19,557	631	4.31
Total interest-earning assets	1,941,412	57,872	3.99	1,820,565	57,270	4.21
Non-interest-earning assets	213,615			207,732
Total assets	$2,155,027			$2,028,297

Interest-bearing liabilities:
Deposits	$1,401,481	$3,989	0.38%	$1,343,564	$4,514	0.45%
FHLB advances	22,117	397	2.40	16,078	298	2.48
Subordinated debentures	36,132	439	1.62	36,134	452	1.67
Notes payable	53,614	121	0.30	49,376	178	0.48
Total interest-bearing liabilities	1,513,344	4,946	0.44	1,445,152	5,442	0.50
Non-interest bearing deposits	343,795	-		299,190	-
Total including non-interest bearing demand deposits	1,857,139	4,946	0.36	1,744,342	5,442	0.42
Other non-interest-bearing liabilities	22,154			20,820
Total liabilities	1,879,293			1,765,162
Stockholders' equity	275,734			263,135
Total liabilities and stock-holders' equity	$2,155,027			$2,028,297
Net interest income; interest rate spread		$52,926	3.55%		$51,828	3.70%
Net interest margin (3)			3.65%			3.82%
Average interest-earning assets to average interest-bearing liabilities			128%			126%

(1)	Interest on certain tax-exempt loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 35%.
(2)	Annualized.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

Results of Operations

Three Months Ended September 30, 2014 and 2013

On a consolidated basis, First Defiance’s net income for the quarter ended September 30, 2014 was $7.1 million compared to net income of $5.5 million for the comparable period in 2013. On a per share basis, basic and diluted earnings per common share for the three months ended September 30, 2014 were $0.75 and $0.71, respectively, compared to basic and diluted earnings per common share of $0.56 and $0.54, respectively, for the quarter ended September 30, 2013.

Net Interest Income

First Defiance’s net interest income is determined by its interest rate spread (i.e. the difference between the yields on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income was $17.7 million for the quarter ended September 30, 2014, up from $17.2 million for the same period in 2013. The tax-equivalent net interest margin was 3.73% for the quarter ended September 30, 2014, down from 3.84% for the same period in 2013. The reduction in margin between the 2013 and 2014 third quarters was due to a reduction in interest-earning asset yields, which decreased to 4.06% for the quarter ended September 30, 2014, down 14 basis points from 4.20% for the same period in 2013. This was partially offset by the cost of interest-bearing liabilities between the two periods decreasing 3 basis points to 0.43% in the third quarter of 2014 from 0.46% in the same period in 2013. Operating at a higher level of liquidity along with lower loan yields has impacted the net interest margin negatively in the third quarter of 2014 when compared to the same period in 2013. The net interest margin increased in the third quarter of 2014 from 3.62% in the second quarter of 2014. This was the result of an increase in the average balance of loans thus reducing interest bearing deposit positively changing the earning asset mix in the third quarter of 2014. Management continues to analyze and pursue opportunities to maintain its margin, as well as alternatives to minimize the impact of the sustained low rate environment.

Total interest income increased by $450,000 in the third quarter of 2014 compared to the same period in 2013, to $19.3 million from $18.8 million. The increase was mainly attributable to increases in the investment and loan portfolios. Average loans increased $37.9 million in the third quarter compared to the same period in 2013, yields declined 6 basis points to 4.35% at September 30, 2014 from 4.41% for the same period in 2013. Interest income from investments increased to $1.7 million for the quarter ended September 30, 2014 compared to $1.4 million for the same period in 2013, and income from loans increased to $17.4 million for the quarter ended September 30, 2014 compared to $17.2 million for the same period in 2013.

Interest expense decreased by $57,000 in the third quarter of 2014 compared to the same period in 2013, to $1.6 million from $1.7 million. This decrease was due to a 3 basis point decline in the average cost of interest-bearing liabilities in the third quarter of 2014 from the continued low rate environment. Interest expense related to interest-bearing deposits was $1.3 million in the third quarter of 2014 compared to $1.4 million for the same period in 2013. Interest expense recognized by the Company related to subordinated debentures was $147,000 in the third quarter of 2014 compared to $150,000 for the same period in 2013. Expenses on FHLB advances and securities sold under repurchase agreements were $131,000 and $41,000 respectively in the third quarter of 2014 compared to $116,000 and $58,000 respectively for the same period in 2013.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the estimated probable credit losses in the loan portfolio at each balance sheet date. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrower’s ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The allowance for loan losses is a material estimate that is susceptible to significant fluctuation and is established through a provision for loan losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of all commercial loan and commercial real estate loan relationships that exceed $5.0 million of aggregate exposure and all watchlist relationships that exceed $500,000 of aggregate exposure over annually. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the allowance for loan losses associated with these types of loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable credit losses within the existing loan portfolio in the normal course of business. The allowance for loan loss is made up of two basic components. The first component is the specific allowance in which the Company sets aside reserves based on the analysis of individual credits that are cash flow dependent, yet there is a discount between the present value of the future cash flows and the carrying value. This was $1.4 million at September 30, 2014. The second component is the general reserve. The general reserve is used to record loan loss reserves for groups of homogenous loans in which the Company estimates the losses incurred in the portfolios based on quantitative and qualitative factors. Due to the uncertainty of risks in the loan portfolio, the Company’s judgment on the amount of the allowance necessary to absorb loans losses is approximate.

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

For purposes of the general reserve analysis, the loan portfolio is stratified into nine different loan pools based on loan type and by market to allocate historic loss experience. The loss experience factor applied to the non-impaired loan portfolio was based upon historical losses of the most recent rolling twelve quarters ending September 30, 2014.

The stratification of the loan portfolio resulted in a quantitative general allowance of $8.8 million at September 30, 2014 compared to $11.2 million at December 31, 2013. The decrease in the quantitative allowance was due to a decrease in the historical loss factors relating to commercial, commercial real estate, and residential loans.

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

The qualitative analysis at September 30, 2014 indicated a general reserve of $14.4 million compared with $12.3 million at December 31, 2013. Management reviews the overall economic, environmental and risk factors quarterly and determines appropriate adjustments to these sub-factors based on that review. The primary contributing factor to the increase in the general reserve was due to the increased loan volume in the third quarter of 2014.

The economic factors for most loan segments were decreased through the third quarter primarily due to the results of two items: the continued strength in the regional and national economy through the third quarter, and continued improvement in unemployment rates in the Northwest Ohio and adjoining market counties in Indiana and Michigan both versus the second quarter of 2014 and for the same period in 2013.

The environmental factors have increased through the third quarter, reflecting increases in the residential, commercial, construction and commercial real estate during the quarter primarily due to: the significant growth in balances achieved amidst highly competitive conditions on pricing and terms and the continued growth in our new Business Banking initiative, and 3) balances generated from the expansion into the Columbus market through a new loan production office. A decrease in the environmental factors in all other loan segments was due to the favorable loan review results.

The risk factors for commercial and commercial real estate have increased through the third quarter, even though the overall levels of non-performing assets reflect a continued improvement from the fourth quarter of 2013, these levels remain elevated compared to the Company’s peers.

First Defiance’s general reserve percentages for main loan segments not otherwise classified ranged from 0.29% for construction loans to 1.63% for commercial loans.

As a result of the quantitative and qualitative analyses, along with the change in specific reserves, the Company’s provision for loan losses for the third quarter of 2014 was $406,000, compared to $476,000 for the same period in 2013. The allowance for loan losses was $24.6 million and $25.0 million and represented 1.50% and 1.58% of loans, net of undisbursed loan funds and deferred fees and costs, as of September 30, 2014 and December 31, 2013, respectively. The provision of $406,000 along with charge offs of $1.7 million and recoveries of $1.2 million, resulted in a decrease to the overall allowance for loan loss of $60,000 in the third quarter of 2014. In management’s opinion, the overall allowance for loan losses of $24.6 million as of September 30, 2014 is adequate.

Management also assesses the value of real estate owned as of the end of each accounting period and recognizes write-downs to the value of that real estate in the income statement if conditions dictate. In the three month period ended September 30, 2014, First Defiance had write-downs that totaled $53,000 compared to write-downs of $73,000 for the same period in 2013. Management believes that the values recorded at September 30, 2014 for real estate owned and repossessed assets represent the realizable value of such assets.

Total classified loans decreased to $45.1 million at September 30, 2014, compared to $55.6 million at December 31, 2013.

First Federal’s ratio of allowance for loan losses to non-performing loans was 109.1% at September 30, 2014 compared with 89.6% at December 31, 2013. Management monitors collateral values of all loans included on the watch list that are collateral dependent and believes that allowances for those loans at September 30, 2014 were appropriate. Of the total non-accrual loans, $11.6 million or 51.6%, are less than 90 days past due.

At September 30, 2014, First Defiance had total non-performing assets of $27.9 million, compared to $33.7 million at December 31, 2013. Non-performing assets include loans that are on non-accrual, real estate owned and other assets held for sale. Non-performing assets at September 30, 2014 and December 31, 2013 by category were as follows:

Table 1 – Non-Performing Assets

	September 30,	December 31,
	2014	2013
	(In Thousands)
Non-performing loans:
One to four family residential real estate	$3,053	$3,273
Non-residential and multi-family residential real estate	13,873	15,834
Commercial	5,530	8,327
Construction	-	-
Home equity and improvement	69	413
Consumer Finance	-	-
Total non-performing loans	22,525	27,847

Real estate owned	5,326	5,859
Other repossessed assets	-	-
Total repossessed assets	$5,326	5,859

Total Nonperforming assets	$27,851	$33,706

Restructured loans, accruing	$26,579	$27,630

Total nonperforming assets as a percentage of total assets	1.29%	1.58%
Total nonperforming loans as a percentage of total loans*	1.38%	1.76%
Total nonperforming assets as a percentage of total loans plus REO*	1.70%	2.12%
Allowance for loan losses as a percent of total nonperforming assets	88.21%	74.02%

* Total loans are net of undisbursed loan funds and deferred fees and costs.

The decrease in non-performing loans between December 31, 2013 and September 30, 2014 is primarily in non-residential real estate and commercial loans. These balances were $2.0 million and $2.8 million lower at September 30, 2014 compared to December 31, 2013, respectively.

Non-performing loans in the commercial real estate category represented 1.66% of the total loans in that category at September 30, 2014 compared to 1.93% for the same category at December 31, 2013. Non-performing loans in the commercial category represented 1.41% of the total loans in that category at September 30, 2014 compared to 2.14% for the same category at December 31, 2013. Management believes that the current allowance for loan losses is appropriate and that the provision for loan losses recorded in the third quarter of 2014 is consistent with both charge-off experience and the risk inherent in the overall credits in the portfolio.

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

The following table details net charge-offs and nonaccrual loans by loan type. For the nine months ended and as of September 30, 2014, commercial real estate, which represented 49.65% of total loans, offset net charge-offs with a recovery of (104.33%) of total charge-offs and represented 61.59% of nonaccrual loans, and commercial loans, which represented 23.35% of total loans, accounted for 180.27% of net charge-offs and 24.55% of nonaccrual loans. For the nine months ended and as of September 30, 2013, commercial real estate, which represented 51.93% of total loans, accounted for 41.13% of net charge-offs and 60.39% of nonaccrual loans, and commercial loans, which represented 24.42% of total loans, accounted for 17.13% of net charge-offs and 28.68% of nonaccrual loans.

Table 2 – Net Charge-offs (Recoveries) and Non-accruals by Loan Type

	For the Nine Months Ended September 30, 2014		As of September 30, 2014
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs (Recoveries)	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$197	14.80%	$3,053	13.55%
Construction	-	0.00%	-	0.00%
Commercial real estate	(1,394)	(104.33)%	13,873	61.59%
Commercial	2,412	180.27%	5,530	24.55%
Consumer	(11)	(0.75)%	-	0.00%
Home equity and improvement	134	10.01%	69	0.31%
Total	$1,338	100.00%	$22,525	100.00%

	For the Nine Months Ended September 30, 2013		As of September 30, 2013
	Net	% of Total Net	Nonaccrual	% of Total Non-
	Charge-offs (Recoveries)	Charge-offs	Loans	Accrual Loans
	(In Thousands)		(In Thousands)
Residential	$313	14.93%	$3,159	10.35%
Construction	-	0.00%	-	0.00%
Commercial real estate	862	41.13%	18,426	60.39%
Commercial	359	17.13%	8,749	28.68%
Consumer	20	0.95%	-	0.00%
Home equity and improvement	542	25.86%	178	0.58%
Total	$2,096	100.00%	$30,512	100.00%

Table 3 – Allowance for Loan Loss Activity

	For the Quarter Ended
	3rd 2014	2nd 2014	1st 2014	4th 2013	3rd 2013
	(In Thousands)

Allowance at beginning of period	$24,627	$24,783	$24,950	$25,964	$26,270
Provision for credit losses	406	446	103	475	476
Charge-offs:
Residential	95	42	228	175	78
Commercial real estate	246	39	228	1,097	829
Commercial	1,272	973	525	670	39
Consumer finance	16	12	11	7	33
Home equity and improvement	42	80	184	144	170
Total charge-offs	1,671	1,146	1,176	2,093	1,149
Recoveries	1,205	544	906	604	367
Net charge-offs	466	602	270	1,489	782
Ending allowance	$24,567	$24,627	$24,783	$24,950	$25,964

The following table sets forth information concerning the allocation of First Federal’s allowance for loan losses by loan categories at the dates indicated.

Table 4 – Allowance for Loan Loss Allocation by Loan Category

	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
		Percent of		Percent of		Percent of		Percent of		Percent of
		total loans		total loans		total loans		total loans		total loans
	Amount	by category	Amount	by category	Amount	by category	Amount	by category	Amount	by category
	(Dollars In Thousands)
Residential	$2,424	12.44%	$2,345	12.30%	$2,639	12.38%	$2,847	12.13%	$2,798	12.14%
Construction	214	6.95%	199	6.68%	138	5.15%	134	5.33%	119	3.77%
Commercial real estate	13,668	49.65%	13,956	49.36%	14,602	50.85%	14,508	50.80%	15,616	51.93%
Commercial	6,420	23.35%	6,199	24.01%	5,610	23.89%	5,678	24.06%	5,546	24.42%
Consumer	150	0.99%	148	0.97%	147	1.03%	148	1.05%	162	1.05%
Home equity and improvement	1,691	6.62%	1,780	6.68%	1,647	6.70%	1,635	6.63%	1,723	6.69%
	$24,567	100.00%	$24,627	100.00%	$24,783	100.00%	$24,950	100.00%	$25,964	100.00%

Key Asset Quality Ratio Trends

Table 5 – Key Asset Quality Ratio Trends

	3rd Qtr 2014	2nd Qtr 2014	1st Qtr 2014	4th Qtr 2013	3rd Qtr 2013
Allowance for loan losses / loans*	1.50%	1.56%	1.58%	1.58%	1.66%
Allowance for loan losses to net charge-offs	5271.89%	4090.86%	9178.89%	1675.62%	3320.20%
Allowance for loan losses / non-performing assets	88.21%	80.96%	75.55%	74.02%	72.06%
Allowance for loan losses / non-performing loans	109.07%	99.05%	92.56%	89.60%	85.09%
Non-performing assets / loans plus REO*	1.70%	1.92%	2.09%	2.12%	2.30%
Non-performing assets / total assets	1.29%	1.41%	1.52%	1.58%	1.75%
Net charge-offs / average loans (annualized)	0.12%	0.16%	0.07%	0.39%	0.20%

* Total loans are net of undisbursed funds and deferred fees and costs.

Non-Interest Income

Total non-interest income increased $2.1 million in the third quarter of 2014 to $9.4 million from $7.3 million for the same period in 2013.

Service Fees. Service fees and other charges increased $55,000 to $2.7 million in the third quarter of 2014 compared to $2.6 million for the same period in 2013.

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

Overdrawn balances, net of allowance for losses, are reflected as loans on First Defiance’s balance sheet. The fees charged for this service are established based both on the return of processing costs plus a profit, and on the level of fees charged by competitors in the Company’s market area for similar services. These fees are considered to be compensation for providing a service to the customer and therefore deemed to be noninterest income rather than interest income. Fee income recorded for the quarters ending September 30, 2014 and 2013 related to the overdraft privilege product, net of adjustments to the allowance for uncollectible overdrafts, were $839,000 and $919,000, respectively. Accounts charged off are included in noninterest expense. The allowance for uncollectible overdrafts was $16,000 at September 30, 2014, $22,000 at December 31, 2013 and $12,000 at September 30, 2013.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $301,000 to $1.5 million for the third quarter of 2014 compared to $1.8 million for the same period of 2013. The shortfall continues to be attributable to lower refinance volumes impacted by higher rates. Gains realized from the sale of mortgage loans increased in the third quarter of 2014 to $973,000 from $894,000 in the third quarter of 2013 as a result of better sales execution resulting in higher gains. The amortization of mortgage servicing rights expense decreased $63,000 to $366,000 in the third quarter of 2014 compared to $429,000 in the same period in 2013, a result of a slow-down in payoffs driving down amortization expense. The Company recorded a small positive valuation adjustment of $68,000 on mortgage servicing rights in the third quarter of 2014 compared to a positive valuation adjustment of $480,000 in the third quarter of 2013. The positive valuation adjustment in the third quarter of 2014 was driven by a slight increase in the fair values of certain sectors of the Company’s portfolio of mortgage servicing rights. The increase in fair values was driven by a slight increase in market rates in the third quarter of 2014 which was also a contributing factor in the lower amortization of mortgage servicing rights in the third quarter of 2014.

Gain on Sale of Securities. First Defiance sold two U.S. Agency and twelve Municipal investments for a net gain of $460,000 in the third quarter of 2014 compared to no investments being sold in the third quarter of 2013.

Income from Bank Owned Life Insurance (“BOLI”). BOLI income increased $918,000 in the third quarter of 2014 compared to the same period of 2013, resulting from a tax-free benefit from a BOLI policy due to a death claim.

Other Non-Interest Income. Other income increased $670,000 in the third quarter of 2014 compared to the same period of 2013, resulting from a $498,000 tax-free gain realized through the Company’s deferred compensation plan trust.

Non-Interest Expense

Non-interest expense increased to $16.8 million for the third quarter of 2014 compared to $16.1 million for the same period in 2013.

Compensation and Benefits. Compensation and benefits increased to $9.3 million for the quarter ended September 30, 2014 from $8.7 million for the same period in 2013. The increase is mainly attributable to merit increases, higher health insurance costs, increased sales commissions and higher accruals for bonus payments based on meeting performance targets.

Other Non-Interest Expenses. Other non-interest expenses increased by $105,000 to $3.2 million for the quarter ended September 30, 2014 from $3.1 million for the same period in 2013. There is no one significant increase or decrease within the individual categories of other non-interest expense when comparing the third quarter of 2014 to the same period in 2013.

The efficiency ratio, considering tax equivalent interest income and excluding securities gains and losses, for the third quarter of 2014 was 62.06% compared to 64.56% for the same period in 2013.

Income Taxes

First Defiance computes federal income tax expense in accordance with ASC Topic 740, Subtopic 942, which resulted in an effective tax rate of 28.2% for the quarter ended September 30, 2014 compared to 30.9% for the same period in 2013. The tax rate is lower than the statutory 35% tax rate for the Company mainly because of investments in tax-exempt securities. The earnings on tax-exempt securities are not subject to federal income tax.

Nine Months Ended September 30, 2014 and 2013

On a consolidated basis, First Defiance’s net income for the nine months ended September 30, 2014 was $17.9 million compared to income of $17.1 million for the comparable period in 2013. On a per share basis, basic and diluted earnings per common share for the nine months ended September 30, 2014 were $1.87 and $1.79, respectively, compared to basic and diluted earnings per common share of $1.76 and $1.69, respectively, for the comparable period in 2013.

Net Interest Income

Net interest income was $51.6 million for the nine months ended September 30, 2014 compared to $50.6 million for the same period in 2013. For the nine month period ended September 30, 2014, total interest income was $56.5 million, $500,000 higher than the third quarter of 2013.

Interest expense decreased by $496,000 to $4.9 million for the nine months ended September 30, 2014 compared to $5.4 million for the same period in 2013. The decline in the average cost of interest-bearing liabilities for the nine months ending September 30, 2014, to 0.44%, a 6 basis point decrease from the 0.50% average cost in the first nine months of 2013 is the result of the continued low rate environment which has resulted in liabilities re-pricing at lower rates.

Provision for Loan Losses

The provision for loan losses was $955,000 for the nine months ended September 30, 2014, compared to $1.3 million during the nine months ended September 30, 2013. Charge-offs for the first nine months of 2014 were $4.0 million and recoveries of previously charged off loans totaled $2.7 million for net charge-offs of $1.3 million. By comparison, $3.1 million of charge-offs were recorded in the same period of 2013 and $1.0 million of recoveries were realized for net charge-offs of $2.1 million.

Non-Interest Income

Total non-interest income increased $52,000 to $24.3 million for the nine months ended September 30, 2014 from $24.2 million recognized in the same period of 2013.

Mortgage Banking Activity. Total revenue from the sale and servicing of mortgage loans decreased $2.8 million to $4.3 million for the nine months ended September 30, 2014 from $7.1 million for the same period of 2013. Gains realized from the sale of mortgage loans decreased $2.4 million to $2.6 million for the first nine months of 2014 from $5.0 million during the same period of 2013. Mortgage loan servicing revenue remained relatively flat at $2.7 million in the first nine months of 2014 compared to the same period of 2013. The gains realized from the sale of mortgage loans were partially offset by the amortization of mortgage servicing rights in the amount of $1.0 million in first nine months of 2014 down from $1.8 million in the same period of 2013. The Company recorded a small positive valuation adjustment of $105,000 in the first nine months of 2014 compared to a positive adjustment of $1.3 million in the first nine months of 2013.

Gain on Sale of Securities. First Defiance recorded net gains of $931,000 from the sale of investments in the first nine months of 2014 compared to net gains of $97,000 for the same period in 2013.

BOLI and Other Non-Interest Income. The year-to-date variances of $912,000 and $811,000, respectively, were both impacted by the positive adjustments mentioned above in the quarterly analysis.

Non-Interest Expense

Non-interest expenses were $49.8 million for the first nine months of 2014, an increase of $723,000 compared to the same period in 2013.

Compensation and Benefits. Compensation and benefits was $26.5 million for the first nine months of 2014, an increase of $477,000 compared to the same period in 2013. The increase is mainly attributable to merit increases, higher health insurance costs and higher accruals for bonus payments based on meeting performance targets.

FDIC Insurance Premiums. FDIC expense decreased to $1.1 million in the first nine months of 2014, from $1.3 million in the same period of 2013. This decrease was due to the improvement in the Company’s risk category.

Data Processing. Data processing expenses increased to $4.3 million in the first nine months of 2014, from $3.8 million in the same period of 2013. This increase is primarily due to Company strategic initiatives in implementing new products and alternative delivery channels for new and existing products.

Other Non-Interest Expenses. Other non-interest expenses increased by $437,000 to $10.6 million for the first nine months of 2014 from $10.2 million for the same period in 2013. Year-over-year increases between 2014 and 2013 include $786,000 of cost associated with the termination of First Federal’s merger agreement with First Community Bank in the first quarter of 2014. This was partially offset by a decrease in REO costs of $566,000 in the first nine months of 2014 compared to the same period in 2013.

The efficiency ratio for the first nine months of 2014 was 65.26% compared to 64.51% for the same period of 2013.

Liquidity

As a regulated financial institution, First Federal is required to maintain appropriate levels of "liquid" assets to meet short-term funding requirements.

First Defiance had $20.2 million of cash provided by operating activities during the first nine months of 2014. The Company's cash used in operating activities resulted from the origination of loans held for sale mostly offset by the proceeds on the sale of loans.

At September 30, 2014, First Federal had $111.5 million in outstanding loan commitments and loans in process to be funded generally within the next six months and an additional $316.3 million committed under existing consumer and commercial lines of credit and standby letters of credit. Also at that date, First Federal had commitments to sell $18.3 million of loans held-for-sale. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati and other financial institutions are available.

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

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of the Comptroller of the Currency. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. The following table sets forth First Federal's compliance with each of the capital requirements at September 30, 2014 (in thousands).

	Actual		Minimum Required for Adequately Capitalized		Minimum Required for Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (1)
Consolidated	$250,560	12.02%	$83,383	4.0%	N/A	N/A
First Federal Bank	$245,151	11.78%	$83,268	4.0%	$104,085	5.0%

Tier 1 Capital (to Risk Weighted Assets) (1)
Consolidated	$250,560	13.97%	$71,746	4.0%	N/A	N/A
First Federal Bank	$245,151	13.68%	$71,680	4.0%	$107,519	6.0%

Total Capital (to Risk Weighted Assets) (1)
Consolidated	$273,008	15.22%	$143,492	8.0%	N/A	N/A
First Federal Bank	$267,578	14.93%	$143,359	8.0%	$179,199	10.0%

(1)	Core capital is computed as a percentage of adjusted total assets of $2.08 billion and $2.08 billion for consolidated and the bank, respectively. Risk-based capital is computed as a percentage of total risk-weighted assets of $1.79 billion and $1.79 billion for consolidated and the bank, respectively.

Critical Accounting Policies

First Defiance has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies of First Defiance are described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. Those policies which are identified and discussed in detail in the Company’s Annual Report on Form 10-K include the Allowance for Loan Losses, Valuation of Securities, Goodwill, and the Valuation of Mortgage Servicing Rights. There have been no material changes in assumptions or judgments relative to those critical policies during the first nine months of 2014.

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

First Defiance monitors its exposure to interest rate risk on a monthly basis through simulation analysis that measures the impact changes in interest rates can have on net interest income. The simulation technique analyzes the effect of a presumed 100 basis point shift in interest rates (which is consistent with management’s estimate of the range of potential interest rate fluctuations) and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, non-maturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise 100 basis points over a 24 month period, using September 30, 2014 amounts as a base case, First Defiance’s net interest income would be impacted by less than the board mandated guidelines of 10%.

In addition to the simulation analysis, First Defiance also uses an economic value of equity (“EVE”) analysis to measure risk in the balance sheet incorporating all cash flows over the estimated remaining life of all balance sheet positions. The EVE analysis generally calculates the net present value of First Federal’s assets and liabilities in rate shock environments that range from -400 basis points to +400 basis points. However, the likelihood of a decrease in rates beyond 100 basis points as of September 30, 2014 was considered to be remote given the current interest rate environment and therefore, was not included in this analysis. The results of this analysis are reflected in the following tables for the nine months ended September 30, 2014 and the year-ended December 31, 2013.

September 30, 2014
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+400 bp	464,689	35,769	8.34%
+ 300 bp	459,810	30,890	7.20%
+ 200 bp	452,727	23,807	5.55%
+ 100 bp	443,123	14,203	3.31%
0 bp	428,920	–	–
- 100 bp	407,821	(21,099)	(4.92)%

December 31, 2013
Economic Value of Equity
Change in Rates	$ Amount	$ Change	% Change
(Dollars in Thousands)
+400 bp	474,469	41,679	9.63%
+ 300 bp	467,691	34,901	8.06%
+ 200 bp	458,844	26,054	6.02%
+ 100 bp	447,701	14,911	3.45%
0 bp	432,790	-	-
- 100 bp	413,917	(18,873)	(4.36)%

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

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

No changes occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding First Defiance’s purchases of its common stock during the three-month period ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
Beginning Balance, July 1, 2014				170,765
July 1 – July 31, 2014	49,489	27.76	49,489	121,276
August 1 – August 31, 2014	45,105	27.66	45,105	76,171
September 1 – September 30, 2014	57,425	27.45	57,425	18,746
Total	152,019	$27.62	152,019	18,746

(1)	The reported shares were repurchased pursuant to First Defiance’s publicly announced stock repurchase program, which became effective September 30, 2013. Up to 489,000 shares were authorized to be purchased under the program. There is no expiration date for the program.

(2)	The number of shares shown represents, as of the end of each period, the maximum number of shares of common stock that may yet be purchased under publicly announced stock repurchase programs. The shares may be purchased, from time to time, depending on market conditions.

On October 20, 2014, the Board of Directors authorized a new share repurchase program of up to 5%, or approximately 469,000 shares, of the common stock outstanding. Repurchases will be made periodically depending on market conditions and other factors. The repurchased shares will be held as treasury stock and will be available for general corporate purposes, including employee stock option plans. The exact number of shares to be repurchased by the company is not guaranteed. Purchases under the First Defiance Financial Corp. stock repurchase program may be made periodically, in the open market, through block trades and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Commission or otherwise, and also in privately negotiated transactions. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or periodically without prior notice.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Code of Regulations (1)

Exhibit 3.3	Amendment to Articles of Incorporation (2)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 is formatted in eXtensible Business Reporting Language (“XBRL”): (i) Unaudited Consolidated Condensed Balance Sheet at September 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Condensed Statements of Income for the Three and Nine Months ended September 30, 2014 and 2013 (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2014 and 2013, (iv) Unaudited Consolidated Condensed Statements of Changes in Stockholder’ Equity for the Nine Months ended September 30, 2014 and 2013, (v) Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 and (vi) Notes to Unaudited Consolidated Condensed Financial Statements.

(1)	Incorporated herein by reference to the like numbered exhibit in the Registrant’s Form S-1 (File No. 33-93354)
(2)	Incorporated herein by reference to exhibit 3 in Form 8-K filed December 8, 2008 (Film No. 081236105)

FIRST DEFIANCE FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Defiance Financial Corp.
(Registrant)

Date:	November 7, 2014	By:	/s/ Donald P. Hileman
Donald P. Hileman
President and
Chief Executive Officer

Date:	November 7, 2014	By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and
Chief Financial Officer

